Form 10-Q
period 1997-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1997-11-12
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                 to
                                     ---------------    ---------------
Commission file number: 001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          MARYLAND                                       13-3950486
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           90 WEST STREET, SUITE 1508, NEW YORK, NY 10006 (Address of principal executive offices) (Zip Code)

                                 (212) 732-5086
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

      The registrant had 6,466,677 shares of common stock outstanding as of November 7, 1997.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                                      INDEX



PART I.         FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
          Item 1. Financial Statements

                  Condensed  Balance Sheets as of
                  June 30, 1997 and September 30, 1997                              3

                  Condensed Statements of Operations for the Three Months Ended
                  September 30, 1997 and for the Period from June 10 to
                  September 30, 1997                                                4

                  Condensed Statement of Cash Flows for the
                  Period from June 10 to September 30, 1997                         5

                  Notes to Condensed Financial Statements                           6-10

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11-14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                15
         Item 2.  Changes in Securities                                            15
         Item 3.  Defaults Upon Senior Securities                                  15
         Item 4.  Submission of Matters to a Vote of Security Holders              15
         Item 5.  Other Information                                                15
         Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURE                                                                          16

                          PART I-FINANCIAL INFORMATION

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS


                                                    September 30,    June 30,
ASSETS                                                  1997           1997
                                                   --------------    --------
                                                    (Unaudited )        (1)
                                                   (in thousands)

Mortgage loans, at fair value                         $ 21,502       $     --
Equity investment                                          380             --
Receivables and other assets                               705             --
Cash and cash equivalents                              200,735            150
                                                      --------       --------
      TOTAL ASSETS                                    $223,322       $    150
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Repurchase agreements                                 $142,531       $     --
Accounts payable and accrued expenses                    1,164             --
Due to affiliate                                            92
                                                      --------       --------

      TOTAL LIABILITIES                                143,787             --
                                                      --------       --------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, par value $.01-
     authorized, 10 million shares, issued
     and outstanding, -0- shares
Common stock, par value $.01-
     authorized, 90 million shares, issued and
     outstanding 6,466,677 and 10 shares,
     respectively                                           65              2
Additional paid-in capital                              79,411            148
Retained earnings                                           59             --
                                                      --------       --------
      TOTAL STOCKHOLDERS' EQUITY                        79,535            150
                                                      --------       --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $223,322       $    150
                                                      ========       ========

                 See accompanying notes to financial statements.

(1) the June 30, 1997 balance sheet reflects actual dollar amounts, and is not rounded to the nearest thousand

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three months ended  Period from June 10
                                                September 30,      to September 30,
                                                     1997               1997
                                             ------------------  -------------------
REVENUE:                                         (Unaudited)         (Unaudited)
    Interest income                                $    254           $    254
    Interest expense                                    126                126
                                                   --------           --------

            Net interest income                         128                128

EXPENSE:
    General and administrative expenses                  95                 95
                                                   --------           --------
            Operating income                             33                 33

Equity in earnings of
         unconsolidated subsidiary                       26                 26
                                                   --------           --------

NET INCOME                                         $     59           $     59
                                                   ========           ========

BASIC EARNINGS PER SHARE                           $    .07           $    .09
                                                   ========           ========

WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING                       843,488            692,867
                                                   ========           ========

                See accompanying notes to financial statements.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Period from June 10 to
                                                                          September 30, 1997
                                                                        ----------------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $      59
      Adjustments to reconcile net income to net cash
           provided by operating activities:
                 Less equity in earnings of unconsolidated subsidiary                (26)
                 Increase in receivables and other assets                           (705)
                 Increase in accounts payable and
                      accrued expenses                                             1,164
                 Increase in due to affiliate                                         92
                                                                               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            584
                                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mortgage loans                                                 (21,502)
                                                                               ---------

NET CASH USED IN INVESTING ACTIVITIES                                            (21,502)
                                                                               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from repurchase agreements                                        142,531
      Net proceeds of offering                                                    79,122
                                                                               ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        221,653
                                                                               ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                        200,735
                                                                               ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        --
                                                                               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 200,735
                                                                               =========

                 See accompanying notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. (the "Company") was incorporated in Maryland on June 10, 1997. The Company is a self-managed real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of the company is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) acquire multifamily mortgage loans and (iii) securitize the mortgage loans and retain interests therein. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its' stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company will acquire multifamily mortgage loans from a taxable subsidiary of the Company.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79.1 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock purchase warrant; each warrant entitles the holder to purchase one share of common stock at the IPO price) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' overallotment option, which was exercised in full. The Company will utilize substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans.

In connection with the closing of the IPO the Company acquired a 97% ownership interest (representing a 100% ownership of the non-voting preferred stock) in Hanover Capital Partners Ltd. and its wholly-owned subsidiaries: Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc., in exchange for 716,667 shares of the Company's common stock. Hanover Capital Partners Ltd. and its wholly-owned subsidiaries offer due diligence services to buyers, sellers and holders of mortgage loans and originate, sell and service multifamily mortgage loans and commercial loans.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period from June 10, 1997 through September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

Because the Company was incorporated on June 10, 1997, no balance sheet was available for presentation at December 31, 1996. The Company's balance sheet at June 30, 1997 was audited and accordingly the June 30, 1997 balance sheet is included in place of a December 31, 1996 balance sheet. At June 30, 1997 the Company's balance sheet reflected cash of $150, and stockholders equity of $150, resulting from the issuance of 10 shares of common stock. Similarly, no statement of operations or statement of cash flows are shown for the prior year
(1996), since the Company was not incorporated until June 10, 1997.

METHOD OF ACCOUNTING

The condensed financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONCENTRATION OF CREDIT RISK

The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution. As of September 30, 1997, the Company had amounts on deposit with the financial institution in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

EQUITY INVESTMENT

The Company's 97% ownership investment in Hanover Capital Partners Ltd. ("HCP") is accounted for by the equity method of accounting. The Company generally has no right to control the affairs of HCP because the Company's investment in HCP is based solely on a 100% ownership of HCP's non-voting preferred stock. Even though the Company will have no right to control the affairs of HCP (since the Company's ownership represents non-voting preferred stock), management believes that the Company has the ability to exert significant influence over HCP and therefore the investment in HCP will be accounted for by the equity method of accounting.

INCOME TAXES

The Company has elected to be taxed as a real estate investment trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

BASIC EARNINGS PER SHARE

The Company computes earnings per share in accordance with statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period they were outstanding.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as available-for-sale as they are purchased and then to monitor each asset for a period of time, generally four (4) to nine (9) months, prior to making a determination as to whether the asset will be securitized or to be classified as held-to-maturity. Management has made the determination that certain mortgage loans are available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell mortgage loans in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell mortgage loans in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of mortgage loans on a quarterly basis. All mortgage loans designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At September 30, 1997 the original purchase price of the Company's mortgage loans represented the fair value of the mortgage loans.

Premiums and discounts associated with the purchase of mortgage loans are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments. Mortgage loan transactions are recorded on the date the mortgage loans are purchased or sold. Purchases of new mortgage loans are recorded when all significant uncertainties regarding the characteristics of the mortgage loans are removed, generally shortly before settlement date. Realized gains and losses on mortgage loan transactions are determined on the specific identification basis.

CREDIT RISK

The Company has limited its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence on every loan purchased. The due diligence encompasses the borrowers credit, the enforceability of the documents, and the value of the mortgage property. In addition many mortgage loans are guaranteed by an agency of the federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual mortgage loan and the amount of such write down reduces earnings. No such provision was reflected at September 30, 1997, because the mortgage loans were only acquired on September 30, 1997.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

REPURCHASE AGREEMENTS

In September 1997, the Company entered into a master repurchase agreement with a lender in an amount up to $200 million ($100 million committed and $100 million uncommitted) for a period of one year. Any borrowings under this facility will be secured by mortgage loans, or other securities, and will bear interest at the six-month LIBOR, plus a spread ranging from 0.70% to 1.25%.

RELATED PARTY TRANSACTIONS

The Company has engaged HCP to source mortgage loan product and to provide due diligence services on mortgage loan pools that the Company is considering for purchase. At September 30, 1997 the Company reflected an amount due to HCP of $92,000.

COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with four of its executive officers ("Principals") each of whom is a stockholder of the Company. Such agreements are for five (5) year terms which expire in 2002, and provide for aggregate annual base salaries of $975,000. A portion of the aggregate base salaries will be allocated to the Company's taxable subsidiary based on management's actual and estimated time involved with the subsidiary's activities.

The Company has agreed to lend (a maximum of) $1,750,000 collectively, to the Principals to enable the Principals to pay tax on the gains they must recognize upon contributing the HCP preferred stock to the Company for shares of the Company's common stock. The loans will be secured solely by 116,667 shares of the Company's common stock owned by the Principals, collectively.

As additional consideration to the Principals for their contribution of the HCP preferred stock to the Company, the Company has agreed to (1) issue to the Principals up to 216,667 additional shares of the Company's common stock and
(2) forgive a maximum of $1,750,000 in loans made to the Principals; if certain financial returns to stockholders are met, at certain specified dates as described in the Company's IPO Prospectus dated September 15, 1997.

The Company has established the 1997 Executive and Non-Employee Director Stock Option Plan ("the 1997 Stock Option Plan"). The 1997 Stock Option Plan is intended to provide a means of performance-based compensation in order to attract and retain qualified personnel and to afford additional incentive to others to increase their efforts in providing significant services to the Company. The 1997 Stock Option Plan authorizes the grant of options to purchase an aggregate of up to 325,333 shares of the Company's common stock. Options to acquire 323,324 shares of the Company's common stock were granted under the 1997 Stock Option Plan at September 30, 1997.

The Company has guaranteed the line-of-credit of its majority owned subsidiary, Hanover Capital Partners Ltd. The maximum line-of-credit obligation and the actual line-of-credit obligation at September 30, 1997 was $1,850,000 and $435,000, respectively.

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Investing activity - acquisition of a 97% ownership interest in HCP ($354,000).

Financing activity - issuance of 716,667 shares of the Company's common stock used to acquire an equity investment in HCP ($354,000).

SUPPLEMENTAL CASH FLOW INFORMATION

The Company made no payments during the period from June 10, 1997 to September 30, 1997 for income taxes or interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. (the "Company") was incorporated in Maryland on June 10, 1997. The Company is a self-managed real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of the company is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) acquire multifamily mortgage loans, and (iii) securitize the mortgage loans and retain interests therein. The Company's principal business objective is to generate increasing earnings and dividends for distribution to stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company will acquire multifamily mortgage loans through a taxable subsidiary of the Company.

RESULTS OF OPERATIONS

The Company was organized to do business on June 10, 1997. However, operations did not commence until September 19, 1997 (the date of the IPO closing). During the period from September 19, 1997 through September 30, 1997, the Company recorded interest income of $254,000. Interest income was generated primarily from investments in government securities and U.S. Treasury bills. Total interest expense during the period September 19, 1997 through September 30, 1997 was $126,000. Interest expense resulted primarily from the financing of U.S. Treasury bill purchases.

General and administrative expenses totaled $95,000 during the period September 19, 1997 through September 30, 1997. The majority of these expenses were due diligence costs relating to actual and potential mortgage loan purchases, and initial start-up costs.

The Company's equity investment in HCP reflected earnings of $26,000 during the period September 19, 1997 to September 30, 1997.

Net income for the period from June 10 through September 30, 1997, (which also represents the net income for the period September 19 through September 30,
1997) was $59,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term and long-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long term.

Cash flows from operating activities for the period from June 10, 1997 through September 30, 1997 was $584,000. The cash flows from operating activities was generated from net income ($59,000), from working capital changes ($551,000) and reduced by $26,000 for the equity in earnings of the unconsolidated subsidiary.

Net cash used in investing activities for the period from June 10 to September 30, 1997 was $21,856,000. The majority of the cash used in investing activities related to the purchase of two mortgage loan pools ($21,502,000) on September 30, 1997. During the period the Company also acquired a 97% ownership interest in HCP ($354,000).

Cash flows from financing activities generated $222,007,000 during the period from June 10, 1997 to September 30, 1997. The cash flows from financing activities represent net proceeds from repurchase agreements ($142,531,000) used to finance the purchase of a U.S. Treasury bill and one pool of mortgage loans, the net proceeds of the IPO ($79,122,000) and the issuance of 716,667 shares of the Company's common stock ($354,000), used to purchase an equity investment in HCP.

The Company anticipates that management will continue to purchase single family mortgage loan pools and to finance the purchase of the mortgage loans through existing capital and reverse repurchase agreements. The Company may also realize additional liquidity beginning in March 1998 when the stock purchase warrants detach from the units and become exercisable.

EFFECTS OF INTEREST RATE CHANGE

Changes in interest rates may impact the Company's earnings in various ways. While the Company anticipates that less than 25% of its mortgage loans will be ARMs, rising short term interest rates may temporarily negatively affect the Company's earnings. The rate of interest on an ARM loan is generally limited in its ability to increase by either 1% or 2% per adjustment period. Mortgage loans owned by the Company are subject to such limitations (known as periodic caps) while the Company's borrowing rates are not subject to such limitations. In periods of rising interest rates, the Company's net interest income could temporarily decline as a result of the existence of these periodic caps on its mortgage loans.

The rate of prepayment on the Company's mortgage loans may increase if interest rates decline, or if the difference between long term and short term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage loans faster than currently anticipated, resulting in a reduced yield on its mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, the Company's earnings may be adversely affected.

OTHER MATTERS

The Company calculated its Qualified REIT Assets at September 30, 1997, as defined in the Internal Revenue Code ("Code"), to be 95.3% of the value of its total assets, as compared to the federal tax requirement that at least 75% of the value of its total assets must be Qualified REIT Assets. The Company also estimates that 77.5% of its 1997 revenue will qualify for the 75% source of income test and 99.0% of its revenue will qualify for the 95% source of income test under the REIT rules. The Company had no income through September 30, 1997 that was subject to the 30% income limitation under the REIT rules.

Although the Company had no income through September 30, 1997 that qualified for the 75% source of income test, the Company believes that it was in full compliance with the REIT tax rules as of September 30, 1997 and intends to remain in compliance with all REIT tax rules (including the 75% source of income test, the stock ownership test, and the dividend distribution test) and to continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 1997, the Company calculates that it is in compliance with this requirement.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master repurchase agreement; the sufficiency of the Company's working capital, cash flow and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risk, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

Investors should carefully consider the various factors identified in the preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including interest rate movements and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including mortgage REITS; and the possible changes, if any, in the Code REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings
                     During the third quarter of 1997, there have been no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.           Changes in Securities
                     Not applicable

Item 3.           Defaults Upon Senior Securities
                     Not applicable

Item 4.           Submission of matters to a vote of Security Holders
                     Not applicable

Item 5.           Other information
                     None

Item 6.           Exhibits and Reports on Form 8-K:

                 (a)  Exhibits filed with this form 10-Q

                      10.28 - Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, between Nomura Asset Capital Corporation and Hanover Capital Mortgage Holdings, Inc., dated September 29, 1997


                 (b)  Reports on Form 8-K

                      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HANOVER CAPITAL MORTGAGE HOLDINGS, INC.



Dated: November 10, 1997            By:   /s/ John A. Burchett
      -------------------                 ----------------------------------
                                          John A. Burchett
                                          Chairman of the Board of Directors



Dated: November 10, 1997            By:   /s/ Ralph F. Laughlin
      -------------------                 ----------------------------------
                                          Ralph F. Laughlin
                                          Chief Financial Officer and
                                          Principal Accounting Officer