Form 10-Q/A
period 1997-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1997-11-13
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

Net cash used in investing activities for the period from June 10 to September 30, 1997 was $21,502,000. All of the cash used in investing activities related to the purchase of two mortgage loan pools on September 30, 1997.


Cash flows from financing activities generated $221,653,000 during the period from June 10, 1997 to September 30, 1997. The cash flows from financing activities represent net proceeds from repurchase agreements ($142,531,000) used to finance the purchase of a U.S. Treasury bill and one pool of mortgage loans, and the net proceeds of the IPO ($79,122,000).

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