Form 10-K
period 1997-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1998-03-31
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 -K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                       -------------  --------------

Commission file number:    001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          MARYLAND                                     13-3950486
(State or other Jurisdiction of            ( I.R.S. Employer Identification No.)
Incorporation or Organization)

                 90 WEST STREET, SUITE 1508, NEW YORK, NY 10006
               (Address of principal executive offices) (Zip Code)

                                 (212) 732-5086
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Common Stock, $.01 Par Value per Share - American Stock Exchange

                       Warrants - American Stock Exchange

                         Units - American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
   -------   ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of units held by nonaffiliates of the registrant as of February 20, 1998 was approximately $112,777,025 (based on closing sales price of $19.625 per unit as reported for the American Stock Exchange).

     The registrant had 6,466,677 shares of common stock outstanding as of February 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 1998 are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

PART I                                                                                              PAGE
                                                                                                    ----
Item 1.   Business.................................................................................   1

Item 2.   Properties...............................................................................  22

Item 3.   Legal Proceedings........................................................................  23

Item 4.   Submission of Matters to a Vote of Security Holders......................................  24

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................  25

Item 6.   Selected Financial Data..................................................................  25

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  26

Item 8.   Financial Statements and Supplementary Data..............................................  33

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....  33

PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................  34

Item 11.  Executive Compensation...................................................................  34

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  34

Item 13.  Certain Relationships and Related Transactions...........................................  34

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  35

Signatures.........................................................................................  36

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Background

     In September 1997, Hanover Capital Mortgage Holdings, Inc. (the "Company") raised net proceeds of approximately $79.1 million in its initial public offering, pursuant to which the Company sold 5,750,000 units at $15.00 per unit. Each unit consisted of one share of common stock, par value $.01, and one stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at $15.00 per share (subject to adjustment in certain events). The warrants became exerciseable on March 19, 1998 and remain exerciseable until September 15, 2000.

     In connection with the initial public offering, the Company acquired a 97% ownership interest (representing a 100% ownership of the non-voting preferred stock) in Hanover Capital Partners Ltd. ("HCP") and its wholly-owned subsidiaries, Hanover Capital Mortgage Corporation ("HCMC") and Hanover Capital Securities, Inc. ("HCS"), in exchange for 716,667 shares of the Company's common stock.

     The Company is a specialty finance company the activities of which include
(i) acquiring primarily single-family subprime mortgage loans (as defined below), (ii) securitizing mortgage loans and retaining interests therein, (iii) offering due diligence services to buyers, sellers and holders of mortgage loans, and (iv) originating, holding, selling and servicing multifamily mortgage loans and commercial mortgage loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company originates multifamily mortgage loans and commercial mortgage loans through HCMC. The Company operates as a tax-advantaged REIT. The Company is generally not subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. Taxable affiliates of the Company, however, including HCP, HCMC and HCS, are subject to Federal income tax. The Company has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

     The Company elected REIT status primarily for the tax advantages. Management believes that the REIT structure is the most desirable structure for owning mortgage assets because it eliminates corporate-level Federal income taxation. In addition, as the Company is not a traditional lender which accepts deposits, it is subject to substantially less regulatory oversight and incurs lower operating expenses than banks, thrifts and many other originators of mortgage assets. Management believes that the Company will generate attractive earnings and dividends per share for stockholders through the combination of (i) purchasing subprime single-family mortgage loans which generally have higher yields than newly originated mortgage loans, (ii) using long-term financing that allows the Company to realize net interest income over time as REIT-qualified income, as opposed to fully taxable gain-on-sale income, and (iii) its focus on originating multifamily mortgage loans and commercial mortgage loans, which generally have higher yields than conforming single-family mortgage loans. As used herein, the term "subprime single-family mortgage loan" means a single-family mortgage loan that is either twelve months or older or that does not meet the originally intended credit quality due to documentation errors or credit deterioration. Although HCP has previously rendered advisory services in connection with securitization transactions, neither it nor HCMC has securitized any significant amount of mortgage loans.

     Business Strategy

     The Company's strategy is to pursue acquisitions and originations of mortgage loans where it believes it can receive acceptable rates of return on invested capital and effectively utilize leverage. Key elements of this strategy include:

     o growing the Company's investment portfolio by utilizing the Company's single-family mortgage loan acquisition network and multifamily and commercial origination operation to create attractive investment opportunities;

     o financing the Company's investments in a manner that limits the Company's interest rate risk while earning an attractive return on equity; and

     o owning mortgage assets in the REIT structure and thereby eliminating a layer of taxes relative to most traditional real estate lenders.

     The Company's principal executive offices are located at 90 West Street, Suite 1508, New York, New York 10006.

INVESTMENT PORTFOLIO

     General

     The primary business of the Company is investing, generally on a long-term basis, in first lien single-family mortgage loans, multifamily mortgage loans and commercial mortgage loans and mortgage securities secured by or representing an interest in mortgage loans (the "Investment Portfolio"). The percentage of the Company's mortgage assets which is invested in various sectors of the Investment Portfolio may vary significantly from time to time depending upon the availability of mortgage loans and mortgage securities. The Company utilizes its organization to acquire and securitize single-family mortgage loans and originate commercial mortgage loans to earn higher returns than could generally be earned from purchasing mortgage securities in the marketplace.

     Single Family Mortgage Operations

     Single-Family Mortgage Loans. The Company focuses on the purchase of pools of whole single-family mortgage loans that do not fit into the large government-sponsored or private conduit programs. Single-family mortgage loans generally are acquired in pools from a wide variety of sources, including private sellers such as banks, thrifts, finance companies, mortgage companies and governmental agencies. The majority (65% - 70%) of the Company's acquisition of single-family mortgage loan pools to date have been fixed rate loans, with the balance made up of adjustable rate mortgage ("ARM") loans. At December 31, 1997, the Company had an investment in mortgage securities of $348 million. The Company intends to liquidate these investments over the next twelve months as it identifies and purchases additional single-family mortgage loan pools.

     The Company uses seven sales representatives from HCP, located in Illinois, Minnesota, California, Massachusetts and New York, to source single-family mortgage loan products. For the foreseeable future, the Company believes that there will be an adequate supply of mortgage loan product that can be sourced by the existing HCP sales force.

     At December 31, 1997, the Company had invested $160,970,000 or 31.1% of the Company's total assets in the following types of single-family mortgage loans in accordance with the operating policies established by the Board of Directors.

                        Whole Loan Mortgage Loan Summary
                            Fixed Rate Mortgage Loans
                        --------------------------------

                        Face or principal amount              $106,424,000
                        Carrying value                         107,953,000
                        Weighted average net coupon                  8.265%
                        Weighted average maturity
                         (in months)                                   242
                        Number of loans                              1,763
                        Average loan size                          $60,365
                        Average loan-to-
                          value ratio (LTV)                          67.13%


                        Adjustable Rate Mortgage (ARM) Loans
                        ------------------------------------

                        Face or principal amount              $52,365,000
                        Carrying value                        $53,017,000
                        Weighted average net coupon                 7.925%
                        Weighted average maturity
                         (in months)                                  319
                        Number of loans                               439
                        Average loan size                        $119,281
                        Average loan-to-
                          value ratio (LTV)                         76.98%


     At March 6, 1998, the Company had purchased since inception in excess of $286 million of single-family mortgage loan pools and had committed to purchase an additional $153 million of single-family mortgage loan pools.

     In addition, HCP has a due diligence and underwriting staff, located in Edison, New Jersey, consisting of approximately seven full-time employees. The due diligence staff contributes to the single-family mortgage loan acquisition process by providing expertise in the analysis of many characteristics of the single-family mortgage loans. It has been Management's experience that buyers generally discount the price of a single-family mortgage loan if there is a lack of information. By having additional information on loan pools through its due diligence operations, the Company is better able to assess the value of loan pools.

     Because mortgage loan pools can be purchased from virtually any bank, insurance company or financial institution, the Company is not dependent upon any one source. At December 31, 1997, the Company had purchased approximately 29% of the Company's single-family mortgage loan portfolio from one source. Management does not believe this concentration of purchases is indicative of future trends. The Company does not service its single-family mortgage loans. The servicing is outsourced to unrelated third parties specializing in loan servicing.

     The Company purchases ARM securities from broker-dealers and financial institutions that regularly make markets in these securities. The Company can also purchase mortgage-backed securities from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans.

     The mortgage loans and to a lesser extent the mortgage securities held in the Investment Portfolio generally will be held on a long-term basis, so that the returns will be earned over the lives of the mortgage loans and mortgage securities rather than from sales of the investments.

     Single-family mortgage loan pools are usually acquired through competitive bids or negotiated transactions. The competition for larger single-family mortgage loan portfolios is generally more intense, while there is less competition for smaller single-family mortgage loan portfolios. Management believes that the Company's funding flexibility, personnel, proprietary due diligence software and single-family mortgage loan trading relationships provide it with certain advantages over competitors in pricing and purchasing certain single-family mortgage loan portfolios.

     Prior to making an offer to purchase a single-family mortgage loan portfolio, HCP employees conduct an extensive investigation and evaluation of the loans in the portfolio. This examination typically consists of analyzing the information made available by the portfolio seller (generally, an outline of the portfolio with the credit and collateral files for each loan in the pool), reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing the Company's single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets), and obtaining opinions of value from third parties (and, in some cases, conducting site inspections). The Company's senior management determines the amount to be offered for the portfolio using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location and types of the loans. The Company also reviews information on the local economy and real estate markets (including the amount of time and procedures legally required to foreclose on real property) where the loan collateral is located.

     In conducting due diligence operations, HCP often discovers non-conforming elements of single-family mortgage loans, such as: (i) problems with documents, including missing or lost documentation, errors on documents, nonstandard forms of documents and inconsistent dates between documents, (ii) problems with the real estate, including inadequate initial appraisals, deterioration in property values or economic decline in the general geographic area, and (iii) miscellaneous problems, including poor servicing, poor credit history of the borrower, poor payment history by the borrower and current delinquency status. The price paid for such loans is adjusted to compensate for these non-conforming elements.

     The Company maintains a process to improve the value of its single-family mortgage loan portfolio, including updating data, obtaining lost note affidavits in the event that a note has been misplaced, updating property values with new appraisals, assembling historical records, obtaining mortgage insurance if the value of a loan is in question, grouping similar loans in packages for securitization, and segmenting portfolios for different buyers. However, Management believes any value created will be extracted by financing or securitizing the single-family mortgage loans and then realizing the enhanced spread on the retained pool, as opposed to recognizing a gain upon sale of the single-family mortgage loan portfolio.

     Single-Family Market Trends. The Company focuses on subprime mortgage loans which are generally available in bulk from loan originators such as mortgage bankers, banks and thrifts that originate primarily for sale and from mortgage portfolio holders as they restructure their holdings.

     Single-Family Acquisition Strategy. The Company believes that it can continue to acquire single-family mortgage loans that have a relatively high yield when compared to the applicable risk of loss. In many cases, portions of a pool may be made eligible for inclusion in agency pools, which will raise the credit level of the Investment Portfolio, while preserving the higher yield obtained at the time of purchase. In addition, the Company may securitize a single-family mortgage loan pool. In structuring a securitization, the Company retains subordinated or other interests.

     Single-Family Underwriting Guidelines. The Company has developed an underwriting approval policy to maintain uniform control over the quality of the single-family mortgage loans it purchases. This policy sets forth a three step review process: (i) collateral valuation, (ii) credit review, and (iii) property valuation. Prior to pricing a bid or final purchase of a portfolio, a senior manager of the Company reviews the results of all three underwriting evaluations. The collateral valuation entails a check on the collateral documents (i.e., the note, mortgage, title policy and assignment chain). The documents are examined for conformity among the documents and adherence to secondary market standards. The credit review involves an analysis of the credit of the borrower, including an examination of the origination and credit documents, credit report and payment history. For more seasoned single-family mortgage loans, the analysis may be more directed at payment histories and credit scores. The property valuation involves an analysis of the loan-to-value of the collateral, including an examination of the original appraisal in the context of the current regional property market conditions and often a drive-by valuation of the subject property and review of recent comparable sales.

     Single-Family Servicing. Pools of single-family mortgage loans are purchased with servicing retained or released by the seller. In the case of pools purchased with servicing retained by the seller, the Company considers the reputation and the servicing capabilities of the servicer. In some instances, the Company requires a master servicer to provide the assurance of quality required. A master servicer provides oversight of its subservicers and stands ready, and is contractually obligated, to take over the servicing if there is a problem with the subservicer. In the case of pools purchased with servicing released, the Company places the servicing with a qualified servicer. In some cases, the Company may retain the servicing and contract with a qualified servicer to provide subservicing. In this case, the Company keeps the risk of ownership of the servicing with respect to any change in value as a result of prepayment of the underlying single-family mortgage loans or other factors. No single-family mortgage loans are currently serviced by the Company.

     Commercial Mortgage Loans and Multifamily Mortgage Loans

     The Company's affiliate HCMC was one of the first commercial mortgage banking operations to originate multifamily mortgage loans for sale to conduits. From direct borrower originations and its network of third party brokers, it can provide multifamily mortgage loans and commercial mortgage loans of sufficient credit quality to meet the requirements for securitization, as well as sales to third party investors and purchases by the Company for the

Investment Portfolio. Due to low interest spreads, no multifamily mortgage loans or commercial mortgage loans were purchased by the Company in 1997. However, in the future, the Company may originate multifamily mortgage loans and commercial mortgage loans, including mortgage loans secured by income-producing commercial properties such as office, retail, warehouse and mini-storage facilities, through HCMC and subsequently either sell the mortgage loans to investors or hold them in the Investment Portfolio. Management of the Company believes that the Company has certain competitive advantages in the commercial mortgage market due to the speed, consistency and flexibility with which it can act as a vertically integrated company (acting as originator, servicer, and owner of commercial mortgage loans).

     Commercial Production Process. The commercial process differs from the single-family mortgage loan acquisition process because HCMC operates as a direct originator of loans. HCMC has been engaged in this process since 1992 and has been an active supplier to the Wall Street conduit/securitization firms, which are Wall Street dealer firms that have set up a conduit to purchase multifamily mortgage loans and commercial mortgage loans from national brokers and mortgage bankers for the purpose of issuing commercial mortgage-backed securities. HCMC has the ability to source new commercial mortgage loans directly and through brokers, to process and underwrite the loans to the Company's standards and to service the loans.

     Commercial and Multifamily Loan Acquisition/Production Strategies. The Company adheres to specified underwriting and due diligence requirements for the origination of multifamily and commercial mortgage loans, such that they will qualify for sale to third party conduits or for inclusion in securitizations. The Company continually monitors the underwriting criteria by contacting rating agencies and the third party conduit purchasers. In addition to the underwriting and due diligence completed at the origination level, a separate credit committee approves all multifamily mortgage loans and commercial mortgage loans purchased for the Investment Portfolio. The Company intends that, with prudent underwriting and due diligence, combined with the securitization option, it will achieve a satisfactory reward/risk ratio; however, there are no assurances that it will be able to do so.

     HCMC originates new multifamily and commercial mortgage loans through originators that call on brokers, real estate developers and owners. While the Company's sales force concentrates primarily on sourcing pools of single-family mortgage loans, it also can find leads for the multifamily and commercial mortgage loan origination business of HCMC and the due diligence operations of HCP.

     Commercial and Multifamily Underwriting Guidelines. The Company's underwriting guidelines for commercial and multifamily mortgage loans focus on the origination of loans eligible for securitization. The due diligence process focuses on four main areas: (i) a property level review, (ii) borrower credit issues, (iii) cash flow structures, and (iv) adequacy of legal documentation. The property level review begins with a review of the on-site inspection report and includes an analysis of the third party reports, including the appraisal, engineering report and environmental report. The borrower credit issues include an analysis of the borrower's legal structure, a review of financial statements, past credit history of principals, management's ability and experience and prior/existing relationships. The cash flow structures include an analysis of the loan-to-value ratio, the expense ratio, the debt service coverage, the value per unit, the occupancy levels and the historical expense records. The legal documentation review includes a review of any changes to the approved program loan documents, including the note, mortgage, reserve agreements, assignments of leases and any borrower certifications. The program loan documents will be structured in order to meet the requirements of securitization with respect to such matters as prepayment penalties, recourse carve-outs and the overall soundness of the documents. In addition, the Company obtains a "Phase I" environmental site assessment (i.e., generally a record search with no invasive testing) of the property that will secure a commercial or multifamily mortgage loan. Depending on the results of the Phase I assessment, the Company may require a Phase II assessment. The Company's loan servicing guidelines require that the Company obtain a Phase I assessment (which includes invasive testing) of any mortgaged property prior to the Company acquiring title to or assuming operation of the mortgaged property. This requirement effectively precludes the Company from enforcing the rights under the mortgage loan until a satisfactory Phase I environmental site assessment is obtained or until any required remedial action is thereafter taken, but also decreases the likelihood that the Company will become liable for any material environmental condition at a mortgaged property.

     Commercial and Multifamily Mortgage Loan Servicing. To control the credit risk of retained interests in securitized loans, HCMC will retain the servicing rights on any commercial mortgage loans and multifamily mortgage loans held in the Investment Portfolio. HCMC may also retain the servicing rights on loans originated and sold to third party conduits. HCMC, as servicer, will have the risks associated with operating a mortgage servicing business as well as the risk of ownership of the servicing.

     At December 31, 1997, HCMC serviced approximately $121 million of multifamily mortgage loans. The servicing of mortgage loans involves processing and administering the mortgage loan payments for a fee. It involves collecting mortgage payments on behalf of investors, reporting information to investors and maintaining escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers.

     The primary risk of operating a servicing business is failing to service the loans in accordance with the servicing contracts, which exposes the servicer to liability for possible losses suffered by the owner of the loans. The operational requirements include proper handling and accounting for all payment and escrow amounts, proper borrower and periodic credit reviews, proper value and property reviews and proper payment of all monies due to third parties, such as real estate taxing authorities and insurance companies.

     The primary risks of ownership of servicing rights include the loss of value through faster than anticipated loan prepayments (even though there may be prepayment penalties) or improper servicing as outlined above.

     Commercial Market Trends. The market for commercial and multifamily mortgage loans has undergone dramatic changes in recent years with the advent of securitizations. Financing of income-producing property has evolved from a traditional two-party lending relationship, with the borrower obtaining funding from a traditional lending institution, to a market in which lenders with expertise in the creation of mortgage-backed securities offer borrowers an alternative source of competitive financing. Securitization involves multiple parties, each with specialized roles and responsibilities creating profitable lending opportunities for those with experience in commercial mortgage finance and the capital markets. Securitizations of commercial and multifamily mortgage loans have grown rapidly during the 1990s.

     The growth in securitization has been the result of two market forces. First, during the recession of the early 1990s, traditional lenders withdrew from the real estate credit market. Securitization filled the resulting void. Second, Congress established the Resolution Trust Corporation ("RTC") in 1989 in order to liquidate the commercial and single-family mortgage assets of failed financial institutions. After unsuccessfully trying to sell the mortgages, the RTC began securitizing commercial mortgages. The RTC's enormous securitization program stimulated the growth of the private sector securitization market by providing experience and knowledge to participants such as investment bankers, rating agencies, mortgage companies, attorneys, accountants and loan servicers. These participants have applied the experience and knowledge gained in the securitization of RTC assets to the securitization of non-governmental, private-label securities. The RTC's program also helped create an informed and active investor base for the securities created from the securitization of commercial mortgage assets.

     The Company believes that success in the commercial market depends on a vertically integrated strategy, which includes origination of commercial and multifamily mortgage loans, servicing, securitization and investment in the residual security after securitization. The Company is structured to take advantage of efficiencies in the vertically integrated strategy, which it anticipates will result in attractive returns to equity. However, there can be no assurance that such returns will be achieved.

ACCUMULATION PERIOD ACQUISITIONS

     The Company initially allocated a majority of the net proceeds of its initial public offering to build a portfolio of mortgage assets, primarily composed of adjustable rate mortgage pass-through securities of high investment quality to provide income during the time required to acquire mortgage loans. The Company acquires mortgage loans in the secondary mortgage market as soon as attractive opportunities are identified. Management anticipates that the Company will earn an acceptable level of return on the initial portfolio until the net proceeds from the initial public offering can be fully invested in higher yielding mortgage assets. A similar portfolio acquisition strategy will be employed whenever the Company obtains new financing or capital.

     At December 31, 1997, the Company had invested $348,131,000 or 67.3% of the Company's total assets in the following types of mortgage securities in accordance with the operating policies established by the Board of Directors.

                 FEDERAL NATIONAL MORTGAGE ASSOCIATION (FNMA) SECURITIES

                    Par value at purchase date                     $200,524,000
                    December 31, 1997 adjusted principal           $200,524,000
                    Amortized cost basis                           $207,898,000
                    Market value                                   $207,397,000
                    Weighted average net coupon                           7.761%
                    Weighted average maturity
                           (in months)                                     291

                 FEDERAL HOME LOAN MORTGAGE BANK (FHLMC) SECURITIES

                    Par value at purchase date                     $136,237,000
                    December 31, 1997 adjusted principal           $136,237,000
                    Amortized cost basis                           $141,075,000
                    Market value                                   $140,734,000
                    Weighted average net coupon                           7.891%
                    Weighted average maturity
                            (in months)                                     305

DUE DILIGENCE OPERATIONS

     The Company conducts due diligence operations through HCP for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of the underwriting of credit, analysis of loan documentation and collateral, and analysis of the accuracy of the accounting for mortgage loan servicing by third party servicers. The due diligence analyses are performed on a loan by loan basis. Audits of the accuracy of the interest charged on adjustable rate mortgage loans are frequently a part of the due diligence services provided to customers. HCP performs due diligence on mortgage loans acquired by the Company and by unrelated third parties.

FINANCING

     General

     The Company's purchases of mortgage assets are initially financed primarily with equity and short-term borrowings through reverse repurchase agreements until long-term financing is arranged or the assets are securitized. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement or long term financing. The Company had established mortgage asset financing agreements with various financial institutions at December 31, 1997 and is currently negotiating a back-up line of credit agreement with several major financial institutions.

     Reverse Repurchase Agreements

     A reverse repurchase agreement, although structured as a sale and repurchase obligation, is a financing transaction in which the Company pledges its mortgage assets as collateral to secure a short-term loan. Generally, the other party to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, typically 80% to 98%. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If the Company defaults in a payment obligation under such agreements, the lending party may liquidate the collateral.

     In the event of the insolvency or bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the United States Bankruptcy Code, which permits the creditor to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under the Bankruptcy Code, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its mortgage assets under a reverse repurchase agreement or to be compensated for damages resulting from the lender's insolvency may be limited by those laws. The effect of these various statutes is, among other things, that a bankrupt lender, or its conservator or receiver, may be permitted to repudiate or disaffirm its reverse repurchase agreements, and the Company's claims against the bankrupt lender may be treated as an unsecured claim. Should this occur, the Company's claims would be subject to significant delay and, if and when paid, could be in an amount substantially less than the damages actually suffered by the Company.

     To reduce its exposure to the credit risk of reverse repurchase agreements, the Company enters into the arrangements with several different parties. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of its mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

     The reverse repurchase borrowings bear short-term fixed (one year or less) interest rates varying from LIBOR to LIBOR plus 125 basis points depending on the credit of the related mortgage assets. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require the Company to sell assets to reduce the borrowings.

SECURITIZATION AND SALE PROCESS

     General

     When the Company acquires a sufficient volume of mortgage loans with similar characteristics, generally $50 million to $100 million or more, the Company plans to securitize them through the issuance of mortgage-backed securities in the form of REMICs or CMOs. Alternatively, to a lesser extent and to the extent consistent with the Company's qualification as a REIT, the Company may resell loans in bulk whole loan sales. The length of time from when the Company commits to purchase a mortgage loan to when it sells or securitizes the loan will generally range from 30 days to one year or more, depending on certain factors, including the length of the purchase commitment period, the amount and type of the mortgage loan, and the securitization process. Any decision by the Company to issue CMOs or REMICs or to sell mortgage loans in bulk will be influenced by a variety of factors.

     For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly affected by prepayments of the underlying mortgage loans and, to the extent the CMOs have variable interest, may be affected by changes in short-term interest-rates.

     As an alternative to CMOs, the Company may issue REMICs. REMIC transactions are generally accounted for as sales of the mortgage loans. REMIC securities consist of one or more classes of "regular interests" and a single "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest-rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the underlying mortgage loans over the amounts required to be distributed on the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow. In such a REMIC transaction, the Company sells its entire interest in the mortgage loans, and all of the capital originally invested in the mortgage loans may be redeployed. The

Company may retain regular and residual interests on a short-term or long-term basis. Income from REMIC issuances is not treated as REIT qualifying income. Accordingly, REMIC issuances are not the Company's primary securitization technique and will generally be undertaken through the taxable subsidiaries.

     The Company expects that its retained interests in securitizations will be subordinated to the securities issued to third party investors with respect to losses of principal and interest on the underlying mortgage loans. Accordingly, any such losses on underlying mortgage loans will be applied first to reduce the remaining amount of the Company's retained interest, until reduced to zero. Any retained regular interest may include "principal only" or "interest only" securities or other interest rate or prepayment sensitive securities or investments. Any retained securities may subject the Company to credit, interest rate and/or prepayment risks. The Company anticipates it will retain securities only on terms which it believes are sufficiently attractive to compensate it for assuming the associated risks.

     The Company may also retain subordinated mortgage backed securities, with ratings ranging from AA to unrated, generally fixed-rate. The fixed-rate securities generally evidence interests in 30-year single-family mortgage loans. Securities backed by multifamily mortgage loans and commercial loans are generally interests in 7 or 10 year balloon loans with 25 or 30 year amortization schedules. In general, subordinated classes bear all losses prior to the related senior classes. Losses in excess of losses anticipated at the time subordinated securities are purchased would adversely affect the Company's yield on the securities and, in extreme circumstances, could result in the failure of the Company to recoup its initial investment.

     Except in the case of breach of the representations and warranties made by the Company when mortgage loans are securitized, the securitization of mortgage loans will be non-recourse to the Company. As a result, the Company is able to maintain the economic benefit of financing the mortgage assets and earning a positive net interest spread, while limiting its potential risk of credit loss to its investment in the subordinated or residual securities (generally approximately 5% to 10% of the loan pool amount). A second advantage to the CMO structure is that it is permanent financing and, therefore not subject to margin calls during periods in which the value of the pool assets are declining due to increases in interest rates.

     The Company typically pays a monoline bond insurer a monthly fee to assume a portion of the credit risk in a pool of mortgage loans. The monoline insurer would generally require the issuer to retain a portion of the credit risk and over-collateralize a particular pool of mortgage loans.

     Proceeds from securitizations will be available to support new loan originations and acquisitions. In addition to providing relatively less expensive long-term financing, Management believes that the Company's securitizations will reduce the Company's interest-rate risk on mortgage assets held for long-term investment.

     Credit Enhancement

     REMICs or CMOs created by the Company are structured so that one or more of the classes of the securities are rated investment grade by at least one nationally recognized rating agency. The ratings for the Company's mortgage assets will be based on the rating agency's view of the perceived credit risk of the underlying mortgage loans, the structure of the mortgage assets and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the holders of the securities in the event of borrower defaults and other losses including reductions in the principal or interest as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including special hazard insurance, monoline insurance, reserve funds, letters of credit, surety bonds and subordination or any combination thereof. A decline in the credit quality of the mortgage loans backing any mortgage securities or of any third party providing credit enhancement, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in ratings being downgraded.

     In determining whether to provide credit enhancement, the Company takes into consideration the costs associated with each method. The Company generally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures or by over-collaterization of its mortgage assets. The need for additional collateral or other credit enhancements will depend upon factors such as the type of collateral provided and the interest-rates paid thereon, the geographic concentration of the mortgaged property and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and will diminish the potential expansion of the Investment Portfolio. Accordingly, collateral would be pledged for CMOs only in the amount required to obtain the highest rating category of a nationally-recognized rating agency. The subordinated mortgage securities may be sold, retained by the Company or accumulated for sale in subsequent transactions.

     Other Mortgage-Backed Securities

     As an additional alternative for the financing of the Investment Portfolio, the Company may cause to be issued other mortgage-backed securities if the issuance of such other securities is advantageous and consistent with the Company's qualification as a REIT. In particular, mortgage pass-through certificates representing undivided interests in pools of mortgage loans formed by the Company may prove to be attractive vehicles for raising funds.

     The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that is fixed at the time of the offering. The Company intends to retain significant portions of the undivided interests in the mortgage loans underlying pass-through certificates. The retained interest may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the Company to security holders in the event of a borrower default. However, as in the case of CMOs, the Company may be required to obtain credit enhancement in order to obtain a rating for the mortgage pass-through certificates in one of the top two rating categories established of a nationally-recognized rating agency.

     Capital Allocation Guidelines (CAG)

     The Company has adopted capital allocation guidelines ("CAG") in order to strike a balance between the under-utilization of leverage and excess dependence on leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. Modifications to the CAG require the approval of a majority of the Company's Board of

Directors. The CAG are intended to keep the Company's leverage balanced by (i) matching the amount of leverage to the riskiness (return and liquidity) of each mortgage asset, and (ii) monitoring the credit and prepayment performance of each mortgage asset to adjust the required capital. This analysis takes into account the Company's various hedging and other risk containment programs discussed below. In this way, the use of balance sheet leverage is optimized through the implementation of the CAG controls. The lender haircut indicates the minimum amount of equity the lender requires with a mortgage asset. There is some variation in haircut levels among lenders from time to time. From the lender's perspective, the haircut is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of each mortgage asset. Agency securities are very liquid, with price volatility in line with the fixed income markets which means a lender requires a smaller haircut, typically 3%. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 3% and 5% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 5% due to other attributes of the pool.

     Implementation of the CAG -- Mark to Market Accounting

     Each quarter, for financial management purposes, the Company marks its mortgage assets to market. This process consists of (i) valuing the Company's mortgage assets acquired in the secondary market, and (ii) valuing the Company's non-security investments, such as retained interests in securitizations. For the purchased mortgage assets, the Company obtains benchmark market quotes from traders who make markets in securities similar in nature to the mortgage assets. The Company then adjusts for the difference in pricing between securities and whole loan pools. Market values for the Company's retained interests in securitizations are calculated internally using market assumptions for losses, prepayments and discount rates.

     The face amount of the financing used for the securities and retained interests is subtracted from the current market value of the mortgage assets (and hedges). This is the current market value of the Company's equity positions. This value is compared to the required capital as determined by the CAG. If the actual equity of the Company falls below the capital required by the CAG, the Company must prepare a plan to bring the actual capital above the level required by the CAG.

     Periodically, Management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the mortgage asset.

     As a result of these procedures, the leverage of the balance sheet will change with the performance of the Company's mortgage assets. Good credit or prepayment performance may release equity for purchase of additional mortgage assets, leading to increased earnings. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in mortgage assets on the balance sheet and lower future earnings. In either case, the constant mortgage asset performance evaluation, along with the corresponding leverage adjustments, helps to maintain the maximum acceptable leverage (and earnings) while protecting the capital base of the Company.

RISK MANAGEMENT

     The Company believes that its portfolio income is subject to three primary risks: credit risk, interest rate risk and prepayment risk.

     Credit Risk Management

     The Company reduces credit risk through (i) the review of each mortgage loan prior to purchase to ensure that it meets the guidelines established by the Company, (ii) use of early intervention, aggressive collection and loss mitigation techniques in the servicing process, (iii) use of insurance in the securitization process, (iv) maintenance of appropriate capital and reserve levels, and (v) obtaining representations and warranties, to the extent possible, from originators. Although the Company does not set specific geographic diversification requirements, the Company closely monitors the geographic dispersion of the mortgage loans and makes decisions on a portfolio by portfolio basis about adding to specific concentrations.

     Commercial mortgage loans held by the Company generally are originated by HCMC to underwriting standards established by the Company. These underwriting standards reflect the experience of HCMC in its past originations as well as the requirements of the rating agencies for commercial mortgage loans. The credit underwriting includes a financial and credit check of the borrower, technical reports including appraisal, engineering and environmental reports, as well as a review of the economic status of the geographic area where the mortgaged property is located. In addition, a separate credit sign-off is required before commercial mortgage loans are transferred to the Investment Portfolio from HCMC. The commercial mortgage loans in the Investment Portfolio will be monitored by the servicing department of HCMC, which includes a periodic review of financial statements of the mortgaged property as well as property inspections.

     Single-family mortgage loans are generally purchased in bulk pools of $2 million to $100 million. The credit underwriting process varies depending on the pool characteristics, including seasoning, loan-to-value ratios and payment histories. For a new pool of single-family mortgage loans, a full due diligence review is undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation is obtained. The bulk of the work is performed by employees in the due diligence operations of HCP.

     Interest Rate Risk Management

     There are two basic types of mortgage loans held by the Company: mortgage loans held for securitization or sale and mortgage loans held in securitized form. Mortgage loans held for securitization or sale are generally hedged. A variety of hedging instruments may be used, depending on the asset to be hedged and the relative price of the various hedging instruments. Hedging instruments include forward sales of mortgage securities, and may also include interest rate futures or options, interest rate swaps, and cap and floor agreements. Mortgage loans held in securitized form are generally financed in a manner designed to maintain a consistent spread in a variety of interest rate environments and therefore do not require any hedging.

     The Company may purchase interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its mortgage assets during a period of rising interest rates. The Company generally hedges as much of the interest rate risk as management determines is reasonable, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT, among other factors. The Company may also, to the extent consistent with its qualification as a REIT and Maryland law, utilize financial futures contracts, options and forward contracts and other instruments as a hedge against future interest rate changes. See "Business - Hedging."

     Prepayment Risk Management

     With respect to commercial and multifamily mortgage loans, the Company will seek to minimize the effects of faster or slower than anticipated prepayment rates by originating mortgage loans with prepayment penalties and utilizing various financial hedging instruments. With respect to single-family mortgage loans, the Company utilizes various financial instruments as a hedge against prepayment risk. Prepayment risk is monitored by senior management and through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

     Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks, no strategy can completely insulate the Company from the effects of interest rate changes, prepayments and defaults by counterparties. Further, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks.

HEDGING

     Investment Portfolio

     The Company's primary method of addressing interest rate risk on its mortgage assets is through its strategy of securitizing mortgage loans with collateralized mortgage obligation ("CMO") borrowings, which are designed to provide long term financing while maintaining a consistent spread in a variety of interest-rate environments. The Company believes that its primary interest rate risk relates to mortgage assets that are financed with reverse repurchase agreements and are held for securitization.

     The Company uses certain hedging strategies in connection with the management of the Investment Portfolio. To the extent consistent with the Company's REIT status, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the goal of the hedging program is to offset the potential adverse effects of changes in interest rates relative to the interest rates of the mortgage assets held in the Investment Portfolio. As part of its hedging program, the Company also monitors prepayment risks that arise in fluctuating interest rate environments.

     The Company may use a variety of instruments in its hedging program. One example is an interest rate cap. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. The Company may also purchase mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and to decrease as interest rates decline, while the experience for others is the converse. The

Company will limit its purchases of mortgage derivative securities to investments that must meet REIT requirements. To a lesser extent, the Company may also enter into interest rate swap agreements, financial futures contracts and options on financial futures contracts, and forward contracts. However, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions of that Act. The REIT rules may restrict the Company's ability to purchase certain instruments and may restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks.

     In connection with securitizations of mortgage loans, the Company is subject to the risk of rising mortgage interest rates between the time it commits to a fixed price purchase and the time it sells or securitizes the mortgage loans. To mitigate this risk, the Company may utilize hedging strategies, including mandatory and optional forward selling of mortgage loans or mortgage-backed securities, interest rate caps and floors, and buying and selling of futures and options on futures. The nature and quantity of these hedging transactions is determined by the management of the Company based on various factors, including market conditions and expected volume of mortgage loan purchases.

     Costs and Limitations

     The Company believes that it has implemented a cost-effective hedging policy to provide an adequate level of protection against interest-rate risks. However, maintaining an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company from interest-rate risks. Moreover, as noted above, certain of the REIT rules limit the Company's ability to fully hedge its interest rate risks. The Company monitors carefully, and may have to limit, its hedging strategies to assure that it does not violate the REIT rules, which could result in disqualification and/or payment of penalties.

     In addition, hedging involves transaction and other costs, which can increase dramatically as the period covered by the hedge increases and also increase in periods of rising and fluctuating interest-rates. Therefore, the Company may be prevented from effectively hedging its interest-rate risks without significantly reducing the Company's return on equity.

SERVICING RIGHTS

     Whether servicing is purchased (along with purchased single-family mortgage loans) or created (by the origination of multifamily mortgage loans and commercial mortgage loans), a value is placed on the servicing as a purchased mortgage servicing right ("PMSR") or an originated mortgage servicing right ("OMSR"), as the case may be, and recorded as an asset on the books of the Company.

     The valuation of a PMSR and an OMSR includes an analysis of the characteristics of the size, rate, escrow amounts, type, maturity, etc. of the loan, as well as an estimate of the mortgage loan's remaining life. To the extent the characteristics change or the estimate of remaining life changes, the value of the PMSR or OMSR will be adjusted. For example, if mortgage loans are repaid more quickly than originally forecasted (increased speed), the value of the OMSR or PMSR will be reduced.

REGULATION

     There are various state and local laws and regulations affecting the Investment Portfolio. HCMC has mortgage-banking licenses in Arizona, Illinois, New Jersey, Vermont and Wisconsin. In addition, the Company's activities are subject to the rules and regulations of HUD. Mortgage operations also may be subject to applicable state usury and collection statutes. The Company believes that it is currently in compliance with all material rules and regulations to which it is subject and has all required licenses.

COMPETITION

     The Company participates on a national level in the mortgage market, which is estimated at $3.8 trillion for single-family mortgage loans and $1.0 trillion for multifamily mortgage loans and commercial loans. In purchasing mortgage loans and issuing mortgage-backed securities, the Company competes with other REITs, established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. In addition, there are several mortgage REITs similar to the Company and others may be organized in the future. Continued consolidation in the mortgage banking industry may reduce the number of sellers of mortgage loans, which would reduce the Company's potential customer base and result in the Company purchasing a larger percentage of mortgage loans from a smaller number of sellers. These changes could negatively impact the Company. As an issuer of mortgage securities, the Company will face competition for investors from other investment opportunities.

     Increasingly, mortgage lending is being conducted by mortgage lenders who specialize in the origination and servicing of mortgage loans and then sell these loans to other mortgage investment institutions, such as the Company. The Company believes it has a competitive advantage because of the low cost of its operations relative to traditional mortgage investors such as banks and savings and loans. Like traditional financial institutions, the Company seeks to generate income for distribution to its shareholders primarily from the difference between the interest income on its mortgage assets and the financing costs associated with carrying the mortgage assets.

EMPLOYEES

     The Company had no employees at December 31, 1997. The Principals became employees of the Company as of January 1, 1998. The Company engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist the Company in accomplishing its business objectives. At December 31, 1997, HCP employed 50 people on a full-time basis. To date, HCP believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of HCP's employees are subject to collective bargaining agreements.

SERVICE MARKS

     HCP owns two service marks that have been registered with the United States Patent and Trademark Office, each of which expires in the year 2003.

FUTURE REVISIONS IN POLICIES AND STRATEGIES

     The Board of Directors has established the Company's investment and operating policies, which can be revised only with the approval of the Board of Directors, including a majority of the unaffiliated directors. Except as otherwise restricted, the Board of Directors may revise the policies without the consent of stockholders if the Board of Directors determines that the change is in the best interests of stockholders. Developments in the market which affect the policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Board of Directors to revise the Company's policies and financing strategies.

     The Company has elected to qualify as a REIT for tax purposes (see "Federal Income Tax Considerations"). The Company has adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, the Company determines whether the asset meets REIT requirements. Substantially all of the assets that the Company has acquired and will acquire for investment are expected to qualify as REIT assets. This requirement limits the Company's investment strategies.

     The Company closely monitors its purchases of mortgage assets and the sources of its income, including from its hedging strategies, to ensure at all times that it maintains its qualifications as a REIT. The Company has developed certain accounting systems and testing procedures to facilitate its ongoing compliance with the REIT provisions of the Code. No changes in the Company's investment policies and operating strategies, including credit criteria for mortgage asset investments, may be made without the approval of the Company's Board of Directors, including a majority of the unaffiliated directors.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the securities issued with respect to an underlying pool of mortgages, the securities may be treated as securities separate from the underlying mortgage pool and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company closely monitors its compliance with this requirement and intends to maintain its exempt status. As of this date, the Company has been able to maintain its exemption through the purchase of mortgage loan pools and certain whole pool government agency securities that qualify for the exemption.

RELATIONSHIPS WITH AFFILIATES AND PRIOR BUSINESS

     HCP has rendered asset management services in connection with the short-term trading of seasoned (more than one year since origination) single-family mortgage loans since 1995. In managing mortgage activities, HCP typically targeted mortgage loan pools containing subprime single-family mortgage loans with deficiencies that could be corrected so as to permit resales on favorable terms. In managing sale activities, HCP generally has pursued a strategy of selling single-family mortgage loans within eighteen months after their acquisition. The Company, on the other hand, generally holds mortgage loans on a long-term basis, so that returns are earned over the lives of mortgage loans rather than from their sales.

     In the past, HCP has engaged in single-family mortgage loan acquisition, financing, hedging and sale activities pursuant to private management arrangements with (i) Alpine Associates, a Limited Partnership ("Alpine Associates"), (ii) a limited liability company formed by HCP, Alpine Associates and an affiliate of Bankers Trust New York Corp. and (iii) certain affiliates of Bankers Trust New York Corp. The objective in each of those arrangements was to profit from purchasing and reselling mortgage loans rather than, as in the case of the Company, from holding, financing and securitizing mortgage loans.

     Alpine Associates and HCP formed Alpine/Hanover LLC in May of 1996, as a successor to a partnership formed by them in February of 1994, to trade in portfolios of subprime single-family mortgage loans. In October of 1995, HCP, Alpine/Hanover LLC and BAHT 1995-1 Corp., an affiliate of Bankers Trust New York Corp., formed ABH-I LLC to trade in subprime single-family mortgage loans. Pursuant to separate asset management contracts with BT Realty Resources, Inc., HCP has rendered management services similar to those it has rendered for ABH-I LLC. HCP intends to wind down and terminate Alpine/Hanover LLC and ABH-I LLC at such time as all of the ABH-I LLC assets have been sold. As of February 28, 1998, the remaining assets of ABH-I LLC had an aggregate principal amount of approximately $300,000. HCP intends to wind down and terminate its management arrangement with BT Realty Resources, Inc. at such time as all of the assets under management have been sold. As of February 28, 1998, the remaining assets under management had an aggregate principal amount of approximately $100,000.

     After the closing of the initial public offering, the Company acquired and holds the Investment Portfolio. HCP has continued to conduct the due diligence operations and, in addition, support the Company's acquisition and investment activities by providing due diligence services to the Company. HCMC has continued to originate, sell and service multifamily mortgage loans and commercial mortgage loans and, in addition, may in the future support the Company's acquisition and investment activities by serving as a source of multifamily mortgage loans and commercial mortgage loans. HCS facilitates the Company's trading activities by acting as a broker/dealer.

MANAGEMENT AGREEMENT

Effective as of January 1, 1998, the Company entered into a Management
Agreement (the "Management Agreement") with HCP. Under this agreement, HCP, subject to the direction and control of the Company's Board of Directors, provides certain services for the Company, including, among other things: (i) serving as the Company's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Board of Directors; (ii) assisting the Company in developing criteria for the purchase of mortgage assets that are specifically tailored to the Company's investment objectives; (iii) representing the Company in connection with the purchase and commitment to purchase or sell mortgage assets; (iv) arranging for the issuance of mortgage securities from a pool of mortgage loans; (v) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by HCP; (vi) monitoring and providing to the Board of Directors on an ongoing basis price information and other data; (vii) investing or reinvesting any money of the Company in accordance with its policies and procedures and the terms and conditions of the Management Agreement; (viii) providing the executive and administrative personnel office space and services required in rendering such services to the Company; and (ix) administering the day-to-day operations of the Company. For these services, the Company pays HCP for each month an amount equal to the sum of (a) the wages and salaries of the personnel employed by HCP and/or its affiliates (other than independent contractors and other third parties rendering due diligence services in connection with the acquisition of any mortgage assets) apportioned to the Company for such month, plus (b) twenty-five percent (25%) of
(a). The Company also is required to pay HCP for each month an amount equal to the sum of (c) the expense of HCP for any due diligence services provided by independent contractors and other third parties in connection with the acquisition of any mortgage assets during such month plus (d) three percent (3%) of (c). Any amount that may become payable by HCP to the Company for any services provided by the Company to HCP, including the services of the Principals, is offset against amounts payable to HCP.

     Subject to other contractual limitations, the Management Agreement does not prevent HCP from acting as an investment advisor or manager for any other person, firm or corporation. The term of the Management Agreement continues until December 31, 1999 and thereafter is automatically renewed for successive one-year periods unless the Unaffiliated Directors (as defined therein) resolve to terminate the Management Agreement.


FEDERAL INCOME TAX CONSIDERATIONS

     General

     The Company has elected to be treated as a REIT for tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that the Company does not qualify as a REIT in any year, it would be subject to federal income tax as a domestic corporation and the amount of the Company's after-tax cash available for distribution to its shareholders would be reduced. The Company believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. The Company intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

     Requirements for Qualification as a REIT

     To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests which are described briefly below.

     Ownership of Common Stock

     For all taxable years after its first taxable year, the Company's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REITs shares (if the Company has 200 or fewer shareholders of record, from persons holding 0.5% or more of the Company's outstanding shares of capital stock) regarding their ownership of shares. The Company must keep a list of those shareholders who fail to reply to such a demand. The Company is required to use and does use the calendar year as its taxable year for income.

     Nature of Assets

     On the last day of each calendar quarter, the Company must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's assets must consist of mortgage loans, certain interests in mortgage loans, real estate, certain interests in real estate (the foregoing, "Qualified REIT Assets"), government securities, cash and cash items. The Company expects that substantially all of its assets will continue to be Qualified REIT Assets. Second, not more than 25% of the Company's assets may consist of securities that do not qualify under the 75% asset test. Third, of the investments in securities not included in the 75% asset test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. Pursuant to its compliance guidelines, the Company intends to monitor closely the purchase and holding of its assets in order to comply with the above asset tests.

     Sources of Income

     The Company must meet the following three separate income-based tests each year:

     1. 75% INCOME TEST. At least 75% of the Company's gross income for the taxable year must be derived from Qualified REIT Assets including interest on obligations secured by mortgages on real property or interests in real property. During the first year of operations certain temporary investment income also qualify under the 75% income test. The investments that the Company has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

     2. 95% INCOME TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. The Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the types of assets, including hedging contracts and other securities, that the Company otherwise might acquire.

     3. 30% INCOME LIMIT. Through the close of 1997, the Company must also derive less than 30% of its gross income from the sale or other disposition of
(i) Qualified REIT Assets held for less than four years, other than foreclosure property or property involuntarily or compulsorily converted through destruction, condemnation or similar events, (ii) stock or securities held for less than one year (including hedges) and (iii) property in a prohibited transaction (generally, a sale of dealer property that is not foreclosure property).

     Distributions

     The Company must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain "excess noncash income". The Company intends to make distributions to its shareholders in sufficient amounts to meet this 95% distribution requirement.

     Taxation of the Company's Shareholders

     For any taxable year in which the Company is treated as a REIT for federal income purposes, amounts distributed by the Company to its shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. Distributions of the Company will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any net operating losses or capital losses of the Company. Any loss on the sale or exchange of shares of the common stock of the Company held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received on the common stock held by such shareholder.

     If the Company makes distributions to its shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's shares. The Company will withhold 30% of dividend distributions to shareholders that the Company knows to be foreign persons unless the shareholder provides the Company with a properly completed IRS form claiming a reduced withholding rate under an applicable income tax treaty.

     Under the Code, if a portion of the Company's assets were treated as a taxable mortgage pool or if the Company were to hold REMIC residual interests, a portion of the Company's dividends would be treated as unrelated business taxable income ("UBTI") for pension plans and other tax exempt entities. The Company believes that it has not engaged in activities that would cause any portion of the Company's income to be taxable as UBTI for pension plans and similar tax exempt shareholders. The Company believes that its shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act ("ERISA") for Qualified Plans.

     The provisions of the Code are highly technical and complex and are subject to amendment and interpretation from time to time. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. The Company has not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to its organization or operations.

ITEM 2: PROPERTIES

     The Company's operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:


                                           MINIMUM
                                           -------
                            OFFICE           ANNUAL         EXPIRATION
                             SPACE           ------         ----------
LOCATION                  (SQ.FT.)           RENTAL            DATE             OFFICE USE
--------                  --------           ------            ----             ----------
New York, New York          2,300           $42,800         November 2001       Executive, Administration,
                                                                                Investment Operations

Edison, New Jersey          5,850            75,400         June 2002           Accounting, Administration, Due
                                                                                Diligence Operations, Mortgage
                                                                                Loan Servicing, Investment
                                                                                Operations
Chicago, Illinois           3,900            58,900         June 1999           Due Diligence Operations,
                                                                                Investment Operations
St., Louis, Missouri        1,007            26,800         August 1998         Mortgage Origination Operations
Rockland, Massachusetts       300             6,000         Month to Month      Investment Operations
Sacramento, California        150             7,400         Month to Month      Due Diligence Operations,
                                                                                Investment Operations
St. Paul, Minnesota           150             5,600         July 1998           Investment Operations
                           ------          --------
                           13,657          $222,900
Total:                     ------          --------


     Management of the Company believes that these facilities are adequate for the Company's foreseeable needs and that lease renewals and/or alternate space at comparable rental rates is available, if necessary.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not engaged in any material legal proceedings. However, two affiliates have been parties to certain proceedings described below. To the extent that the results of these proceedings are adverse to the affiliates, the proceedings could also adversely affect the Company.

     On or about January 15, 1997, Quarters on Melody Lane Partnership ("Quarters") brought suit against HCMC in the District Court in Dallas County, Texas (titled Quarters on Melody Lane Partnership v. Hanover Capital Mortgage Corporation et al.) In a letter dated December 17, 1996, Quarters threatened to sue HCMC and others unless Quarters was permitted to repay a multifamily mortgage loan, which had been originated by HCMC, without pre-payment penalties. The initial principal balance of the multifamily mortgage loan, which closed on June 28, 1994, was approximately $1.76 million. A portion of the proceeds of the loan was retained in an escrow account to fund the cost of repairs, replacements and improvements. Quarters alleged that HCMC personnel orally represented before the closing that funds would be disbursed from the escrow account other (and more favorably to the obligor) than as provided in the loan documents. Disbursements have not been made in accordance with such alleged representations. HCMC sold the loan on the day of closing and sold the servicing rights to the loan in December 1994. In a written response to the letter, HCMC denied that its representatives made any misrepresentations to Quarters. Thereafter, Quarters filed suit against HCMC and others as defendants, in District Court in Dallas County, Texas. The complaint alleges that HCMC is guilty of fraudulent misrepresentation, breach of contract, fraudulent withholding of funds, breach of fiduciary duty and conversion. On July 17, 1997, Quarters filed an amended petition, alleging actual damages in the amount of $300,000.00 and seeking punitive damages in the amount of $1,000,000.00. On August 29, 1997, a court-ordered mediation between all parties was held, at which time it was believed that a settlement had been reached. In exchange for a complete release, HCMC agreed to pay Quarters $20,000.00. However, as of this date, a final settlement agreement has not yet been executed and other defendants have not yet agreed to the settlement. In early January 1998, Quarters requested certain defendants, including HCMC, to settle separately. However, HCMC elected not to settle separately. HCMC has retained counsel and is defending itself in such action. Management of the Company does not believe that this claim will have a material adverse effect on the Company's financial condition and results of operations.

     In August 1992, the IRS proposed a tax deficiency against HCP arising from HCP's treatment of certain alleged employees as independent contractors for tax purposes. HCP negotiated a closing agreement with the IRS and, on October 6, 1997, accepted a settlement offer of $99,240 from the IRS, which also requires HCP to treat the individuals in question as employees on a prospective basis beginning in 1998. The treatment of the individuals as employees requires HCP to withhold income and employment taxes from payments made to them and to make certain matching employment tax payments.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In September 1997, the Company raised net proceeds of approximately $79.1 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units at $15.00 per unit. Each unit consists of one share of common stock, par value $.01 and one stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at $15.00 per share (subject to adjustment in certain events). The warrants became exerciseable on March 19, 1998 and remain exerciseable until September 15, 2000.

     On September 19, 1997 the units began trading on the American Stock Exchange under the trading symbol HCM.U or HCM/U. Commencing March 19, 1998, the warrants became detachable from the common stock and, commencing March 20, 1998, the common stock and warrants began trading separately on the American Stock Exchange under the trading symbols HCM and HCM.WS, respectively. As of February 24, 1998, the Company had 6,466,677 shares of common stock issued and outstanding, which was held by 86 holders of record and approximately 2,900 beneficial owners.

     The following table sets forth, for the periods indicated, the high, low and closing sales price per unit as reported on the American Stock Exchange.

                                                       Unit Prices                     Dividends
                                              High        Low        Close        Declared Per Share
                                              ----        ---        -----        ------------------

Third Quarter Ended September 30, 1997       17 1/4       15         17 1/8                --
Fourth Quarter Ended December 31, 1997       18 7/8       15 1/8     16 1/2              $0.16

     The Company intends to pay quarterly dividends and other distributions to its shareholders of all or substantially all of its taxable income in each year in order to quality for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected financial data are derived from audited financial statements of the Company for the period from inception (June 10, 1997) through December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K.

OPERATIONS STATEMENT HIGHLIGHTS

                                                            1997
                                                            ----
Net interest income                                   $1,676,000
Net income                                               499,000
Basic earnings per share                                    0.15
Diluted earnings per share                                  0.14
Dividends declared per share                               $0.16

BALANCE SHEET HIGHLIGHTS

                                                     December 31
                                                            1997
                                                            ----
Adjustable-rate mortgage securities                 $348,131,000
Mortgage loans                                       160,970,000
Total assets                                         517,543,000
Shareholders' Equity                                  78,098,000
Number of common
       shares outstanding                              6,466,677

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a specialty finance company the activities of which include (i) acquiring primarily subprime single-family mortgage loans, (ii) securitizing mortgage loans and retaining interests therein, (iii) offering due diligence services to buyers, sellers and holders of mortgage loans and (iv) originating, holding, selling and servicing multifamily mortgage loans and commercial mortgage loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company originates multifamily mortgage loans and commercial mortgage loans through HCMC.

RESULTS OF OPERATIONS

     The Company was organized on June 10, 1997, but did not commence operations until September 19, 1997 (the date of the IPO closing). For the period from June 10, 1997 to December 31, 1997, the Company's net income was $499,000 or

$0.15 per share based on a weighted average of 3,296,742 shares of common stock outstanding. The Company's net income for the period September 19, 1997 to December 31, 1997 was $499,000 or $.08 per share based on a weighted average of 6,466,677 shares of common stock outstanding.

     Net interest income for 1997 totaled $1,676,000. Net interest income is interest income earned on mortgage securities, fixed rate and adjustable rate mortgage loans, and other temporary investments less interest expense from borrowings related to the investments.

     General and administration expenses for 1997 totaled $940,000. The majority of general and administrative expenses relate to management and administrative expenses, due diligence acquisition costs, commission expenses, and legal and professional fees. Due diligence acquisition costs averaged .156 % of the principal balance of the mortgage loans purchased in 1997.

     On September 19, 1997 (the IPO date), the Company acquired 100% of the nonvoting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly owned subsidiaries. While the Company will generally have no right to control the affairs of HCP because the Company owns only the preferred stock of HCP, management believes that the Company has the ability to exert significant influence over HCP and therefore the investment in HCP is accounted for on the equity method. The Company recorded a loss of $254,000 in 1997 for its equity investment in HCP. The HCP loss was a result of a decline in consulting (due diligence/ARMS audit) revenues and a slowdown in the mortgage originations division during the fourth quarter of 1997.

     The table below highlights the Company's brief historical trends and components of return on average equity.

              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                                     Gain on                                  Equity in
                               Net Interest          Sale of             G & A             Earnings (Loss)         Annualized
      For the                     Income/          Securities/          Expense/            of Subsidiary/         Return on
   Quarter Ended                  Equity             Equity              Equity                Equity                Equity
   -------------                  ------             ------              ------                ------                ------
 June 30, 1997 (2)                 0.00%              0.00%              0.00%                  0.00%                0.00%
 September 30, 1997(3)             4.85%              0.00%              3.59%                  0.97%                2.23%
 December 31, 1997                 7.71%              0.18%              4.26%                 (1.41%)               2.22%


(1) Average equity excludes unrealized loss on investments available for sale.

(2) The Company was organized on June 10, 1997, but did not begin operations until September 19, 1997.

(3) Average equity is based on equity balances at September 19, 1997 (IPO date), and equity balances at September 30, 1997, excluding unrealized loss on investments available for sale.

     For the period from inception through December 31, 1997, the Company's taxable income was $1,077,000 or $0.167 per weighted average share outstanding. Taxable income is higher than GAAP net income primarily because taxable income does not include the equity in the loss of HCP ($254,000), and due diligence costs and commission expenses incurred to acquire mortgage loan pools ($324,000) that are expensed under GAAP, but capitalized and amortized for tax purposes.

     As a REIT, the Company is required to declare dividends amounting to 85% of each years taxable income by the end of each calendar year and to have declared dividends amounting to 95% of the Company's taxable income for each year by the time the Company files its federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. The Company paid a fourth quarter dividend of $0.16 per share, which was equivalent to a dividend of approximately 96.0% of taxable income.

     The following table reflects the average balances for each major category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the period September 30, 1997 (initial purchase of mortgage assets) through December 31, 1997:

                                                                  Average       Effective
                                                                  Balance         Rate
                                                                  -------         ----

Interest Earning Assets:
     Mortgage Loans (1)                                        $ 83,776,000      7.317%
     Mortgage Securities                                        116,375,000      6.268%
                                                               ------------      -----
                                                               $200,151,000      6.707%
                                                               ============      =====
Interest Bearing Liabilities
     Reverse repurchase borrowings on mortgage loans           $ 32,674,000      6.313%
     Reverse repurchase borrowings on mortgage securities       113,803,000      5.723%
                                                               ------------      -----
                                                               $146,477,000      5.855%
                                                               ============      -----

Net Interest Earning Assets                                    $ 53,674,000
Net Interest Spread                                            ============      0.852%
                                                                                 =====
Yield on Net Interest Earnings Assets (2)                                        9.034%
                                                                                 =====

(1)  Loan loss reserves are excluded in above calculations.

(2) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of net interest earnings assets.



     For the year ended December 31, 1997, the Company's ratio of operating expenses to average assets was 1.59%. The Company's 1997 operating expense did not include any incentive bonus compensation. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

FINANCIAL CONDITION

     At December 31, 1997, the Company had total assets of $517,543,000. Mortgage loans totaled $160,970,000 or 31.1% of total assets, while mortgage securities totaled $348,131,000 or 67.3% of total assets.

     The following table presents a schedule of mortgage loans at December 31, 1997, classified by fixed rate mortgage and adjustable rate mortgages:

                                                 Carrying          Portfolio
                                                    Value                Mix
                                                    -----                ---
          Fixed rate mortgages               $107,953,000              67.1%
          Adjustable rate mortgages            53,017,000              32.9%
                                             ------------             -----
                                             $160,970,000             100.0%
                                             ============             =====

     The following table presents a schedule of mortgage securities at December 31, 1997, classified by type of issue:

                                                 Carrying          Portfolio
                                                    Value                Mix
                                                    -----                ---
          FNMA                               $207,397,000              59.6%
          FHLMC                               140,734,000              40.4%
                                             ------------             -----
                                             $348,131,000             100.0%
                                             ============             =====

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financings, including CMO's and REMICs, additional equity generated by the exercise of some or all of the outstanding warrants and additional equity offerings. The Company considers its ability to generate cash to be adequate to meet operating requirements both in the short-term and long-term.

     Net cash provided by operating activities for the period June 10, 1997 to December 31, 1997 was $49,000. The cash flows generated from operating activities (mainly from net income ($499,000), non cash expense items such as amortization of mortgage loans and mortgage security premiums, and the increase of certain liability accounts) were reduced by amounts expended for the purchase of accrued interest on mortgage loan pools and by loans ($482,000) made to John A. Burchett, Irma N. Tavares and Joyce S. Mizerak (together with George J. Ostendorf, the "Principals").

     Net cash used in investing activities for the period from June 10, 1997 to December 31, 1997 was $510,287,000. The majority of the cash used in investing activities related to the purchase of FNMA securities and FHLMC securities ($349,287,000) and mortgage loan pools ($163,030,000).

     Cash flows from financing activities generated $514,260,000 during the period from June 10, 1997 to December 31, 1997. The cash flows from financing activities represent net proceeds from reverse repurchase agreements used to finance the purchase of mortgage securities ($341,407,000), pools of single-family mortgage loans ($93,731,000), and the net proceeds of the IPO ($79,122,000).

     Management anticipates that the Company will continue to purchase single family mortgage loan pools and will finance the purchase of the mortgage loan pools through existing equity, reverse repurchase agreements, and other sources of financing including CMO's and REMICs. The Company may also realize additional liquidity beginning in March 1998 when the warrants become exercisable.

     The Company is obligated to make additional loans to the Principals ($1,268,000) at their request. It is anticipated that the Principals will request additional loans in April 1998 for tax purposes. Further, in lieu of their exercise of certain registration rights, the Principals have also requested additional loans in the aggregate amount of $1,500,000, which was approved by the Board of Directors. The Company has guaranteed HCP's line of credit facility. The Company has advanced $900,000 to HCP in February 1998 for working capital purposes and Management anticipates that the Company may advance additional funds in 1998 to HCP.

OTHER MATTERS

     REIT Requirements

     The Company has elected to be taxed as a REIT under the Code. The Company believes that it was in full compliance with the REIT tax rules as of December 31, 1997 and intends to remain in compliance with all REIT tax rules. If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company in computing its taxable income. As a result, the Company could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, the Company could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

     Investments in Certain Mortgage Assets

     The Company takes certain risks in investing in subprime single-family mortgage loans. If these mortgage loans are missing relevant documents, such as the original note, they may be difficult to enforce. These mortgage loans may also have inadequate property valuations. In addition, if a single-family mortgage loan has a poor payment history, it is more likely to have future delinquencies because of poor borrower payment habits or a continuing cash flow problem.

     Defaults on Mortgage Assets

     The Company makes long-term investments in mortgage assets. During the time it holds mortgage assets for investment, the Company is subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

     With respect to commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties.

     Negative Effects of Fluctuating Interest Rates

     Changes in interest rates may impact the Company's earnings in various ways. While the Company anticipates that over the long term less than 25% of its mortgage loans will be ARMs, rising short term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could temporarily decline.

     The rate of prepayment on the Company's mortgage loans may increase if interest rates decline, or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize any premiums paid on the acquisition of its mortgage loans faster than currently anticipated, resulting in a reduced yield on its mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on the prepaid mortgage loans, the Company's earnings may be adversely affected.

     Insufficient Demand for Mortgage Loans and the Company's Loan Products

     The availability of mortgage loans that meet the Company's criteria depends on, among other things, the size of and level of activity in the residential, multifamily and commercial real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, inflation and deflation in property values and the general regulatory and tax environment as it relates to mortgage lending. If the Company can not obtain sufficient mortgage loans that meet its criteria, its business will be adversely affected.

     Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal resources are primarily being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans to complete the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company may be vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to the Company's financial position or results of operations in any year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     Investment Company Act

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of December 31, 1997, Management calculates that the Company is in compliance with this requirement.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Annual Report on Form 10-K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master repurchase agreement; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

     Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters," and elsewhere in this Annual Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including mortgage REITs; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon begin on pages F-1 through F-34 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 11:  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     See Part II, Item 8 hereof.

     2.   Financial Statements and Auditors' Reports

          All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto. The auditors' reports of Deloitte & Touche LLP with respect to the Financial Statements are located at pages F-2 and F-22.

3.   Exhibits

     Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by
     Item 14(c) hereof:

          Management Agreement, dated as of January 1, 1998, by and between the Company and HCP.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of 1997.

(c)  Exhibits

          See Item 14(a)3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                         By  /s/ Ralph F. Laughlin
                             -------------------------------------------------
                             Ralph F. Laughlin
                             Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of Registrant and the capacities indicated on March 30, 1998.

         SIGNATURE                              TITLE


/s/ John A. Burchett         Chairman of the Board of Directors
------------------------     and Chief Executive Officer
John A. Burchett


/s/ Irma N. Tavares          Managing Director and a Director
------------------------
Irma N. Tavares


/s/ Joyce S. Mizerak         Managing Director, Secretary and a Director
------------------------
Joyce S. Mizerak


/s/ George J. Ostendorf      Managing Director and a Director
------------------------
George J. Ostendorf


/s/ John A. Clymer           Director
------------------------
John A. Clymer


/s/ Joseph J. Freeman        Director
------------------------
Joseph J. Freeman


/s/ Robert E. Campbell       Director
------------------------
Robert E. Campbell


/s/ Saiyid T. Naqvi          Director
------------------------
Saiyid T. Naqvi


/s/ Ralph F. Laughlin        Senior Vice President and Chief Financial Officer
------------------------     (Principal Financial and Accounting Officer)
Ralph F. Laughlin

                                EXHIBIT INDEX


 * 3.1   Articles of Incorporation of the Company, as amended

 * 3.2   By-Laws of the Company

 * 4.1   Specimen Common Stock Certificate

 * 4.2   Warrant Agreement pursuant to which Warrants are to be issued
           (including form of Warrant)

 * 4.3   Representatives' Warrant Agreement pursuant to which the
           Representatives' Warrants are to be issued.

 * 4.4   Specimen Unit Certificate

 *10.3   Registration Rights Agreement

 *10.4   Shareholders' Agreement of HCP

 *10.5   Agreement and Plan of Recapitalization

 *10.6   Bonus Incentive Compensation Plan

 *10.7   1997 Executive and Non-Employee Director Stock Option Plan

 *10.8   Employment Agreement by and between the Company and John A. Burchett

 *10.9   Employment Agreement by and between the Company and Irma N. Tavares

 *10.10  Employment Agreement by and between the Company and Joyce S. Mizerak

 *10.11  Employment Agreement by and between the Company and George J. Ostendorf

 *10.12  Standard Form of Office Lease, dated as of May 6, 1991, by and between
           Irwin Kahn and HCP, as amended by the First Amendment of Lease, dated as of July 1, 1996

 *10.13  Office Lease Agreement, dated as of March 1, 1994, by and between
           Metroplex Associates and HCMC, as amended by the First Modification and Extension of Lease Agreement, dated as of February 28, 1997

 *10.14  Indenture, dated as of June 28, 1993, by and between LaSalle National
           Bank, N.A., as Trustee, and HCP, as amended by the Lease Amendment dated as of August 23, 1995

 *10.15  Office building space, dated as of February 5, 1993, by and between
           Bonhomme Place Associates, Inc. and HCMC, as amended by Lease Amendment #1, dated as of December 1, 1993 and as further amended by Second Amendment and Extention of Lease, dated as of March 1, 1996

 *10.16 Office Lease and Service Agreement, dated as of August 28, 1995 by and between Federal Deposit Insurance Receiver for Merchants Bank and HCP

 *10.17  Agreement of Lease, dated as of January 8, 1997 by and between Saint
           Paul Executive Office Suites, Inc., d.b.a. LesWork Inc. and HCP

 *10.18  Revolving Credit Agreement, dated as of December 10, 1996 between Fleet
           National Bank and HCP

 *10.19  Guaranty, dated as of December 10, 1996, by John A. Burchett to Fleet
           National Bank

 *10.20  Guaranty, dated as of December 10, 1996, by HCMC to Fleet National Bank

 *10.21  Guaranty, dated as of December 10, 1996, by HCMF to Fleet National Bank

 *10.22  Guaranty, dated as of December 10, 1996, by HCA to Fleet National Bank

 *10.23  Guaranty, dated as of December 10, 1996, by HCS to Fleet National Bank

 *10.24  Modification Agreement, dated as of June  , 1997, among Fleet
           National Bank, HCP, HCMC, HCMF, HCS, HCA and John A. Burchett

 *10.25  Contribution Agreement

 *10.26  Participation Agreement

 *10.27  Loan Agreement

**10.28  Master Repurchase Agreement Governing Purchases and Sales of Mortgage
           Loans, between Nomura Asset Capital Corporation and the Company, dated September 29, 1997

 10.29 Management Agreement, dated as of January 1, 1998, by and between the Company and HCP

 10.30 Master Loan and Security Agreement between the Company and Morgan Stanely Mortgage Capital Inc., dated as of December 8,1997

 *21     Subsidiaries of the Company

  27     Financial Data Schedule


-------------
* Incorporated herein by reference to the Company's Registration Statement No. 333-29261, as amended, as filed with the Securities and Exchange Commission.

** Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission.

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----
HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
Independent Auditors' Report...................................................           F-2
Financial Statements as of December 31, 1997 and for the Period from June 10,
1997 (inception) through December 31, 1997:
   Balance Sheet...............................................................           F-3
   Statement of Operations.....................................................           F-4
   Statement of Stockholders' Equity...........................................           F-5
   Statement of Cash Flows.....................................................           F-6
   Notes to Financial Statements...............................................           F-7
HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
Independent Auditors' Report...................................................           F-22
Consolidated Financial Statements as of December 31, 1997 and December 31, 1996
and for each of the Three Years in the Period Ended December 31, 1997:
   Balance Sheet...............................................................           F-23
   Statements of Operations....................................................           F-24
   Statements of Stockholders' Equity..........................................           F-25
   Statements of Cash Flows....................................................           F-26
   Notes to Consolidated Financial Statements..................................           F-27

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc.
New York, New York


We have audited the accompanying balance sheet of Hanover Capital Mortgage Holdings, Inc. (the "Company") as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the period June 10, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period June 10, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

                    HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                 BALANCE SHEET


                        (in thousands, except as noted)

                                                     DECEMBER 31,
                                                         1997
                                                     ------------
          ASSETS

ARM securities, available for sale                    $ 348,131
Mortgage loans, held for sale                           160,970
Cash and cash equivalents                                 4,022
Accrued interest receivable                               3,597
Equity investment                                           100
Notes receivable from related parties                       482
Prepaid expenses and other assets                           241
                                                      ---------

TOTAL ASSETS                                          $ 517,543
                                                      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                         $ 435,138
Accrued interest payable                                  2,250
Dividends payable                                         1,035
Due to related party                                        540
Accrued expenses and other liabilities                      482
                                                      ---------

          Total liabilities                             439,445
                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01
    authorized, 10 million shares, issued
    and outstanding, -0- shares                              --
Common stock, par value $.01
    authorized, 90 million shares, issued
    and outstanding, 6,466,677 shares                        65
Additional paid-in-capital                               79,411
Available for sale securities:
    Unrealized  (loss) on investments available
              for sale                                     (842)
Retained earnings (deficit)                                (536)
                                                      ---------

          Total stockholders' equity                     78,098
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 517,543
                                                      =========

          See notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             STATEMENT OF OPERATIONS

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                      (in thousands, except per share data)

REVENUES:
     Interest income                                $     4,880
     Interest expense                                     3,204
                                                    -----------
           Net interest income                            1,676
     Loan loss provision                                     18
                                                    -----------
           Net interest income after loan loss
               provision                                  1,658
                                                    -----------
     Gain on sale of securities                              35
                                                    -----------
               Total revenues                             1,693
                                                    -----------

EXPENSES:
     General and administrative expenses
           Management and administrative                    400
           Due diligence                                    266
           Commissions                                       61
           Legal and professional                           170
           Other                                             43
                                                    -----------
               Total expenses                               940
                                                    -----------

              Operating income                              753

Equity in (loss) of unconsolidated subsidiary              (254)
                                                    -----------

NET INCOME                                          $       499
                                                    ===========

BASIC EARNINGS PER SHARE                            $      0.15
                                                    ===========

DILUTED EARNINGS PER SHARE                          $      0.14
                                                    ===========

          See notes to financial statements

                    HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                                 (in thousands)

                                                                                         AVAILABLE
                                                                                         FOR SALE
                                                                          ADDITIONAL     SECURITIES     RETAINED
                                                  COMMON STOCK            PAID-IN        UNREALIZED     EARNINGS
                                               SHARES       AMOUNT        CAPITAL         (LOSS)        (DEFICIT)          TOTAL
                                              ------------------------------------------------------------------------------------
Issuance of common stock                      6,466,677       $ 65       $  79,411                                       $ 79,476

Unrealized (loss) on available-for-sale                                                   $(842)                             (842)
     securities
Net income                                                                                                  $499              499

Dividends declared                                                                                        (1,035)          (1,035)
                                              -----------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1997                    6,466,677       $ 65       $  79,411        $(842)           $(536)         $78,098
                                              ===================================================================================


          See notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $     499
   Adjustments to reconcile net income to net
      cash provided  by operating activities:
      Amortization of net premium - ARM securities                   314
      Amortization of net premium - mortgage loans                    47
      Loan loss provision                                             18
      Gain on sale of securities                                     (35)
      Equity in loss of unconsolidated subsidiary                    254
      Increase in accrued interest receivable                     (3,597)
      Loans to officers/stockholders                                (482)
      Increase in prepaid expenses and other assets                 (241)
      Increase in accrued interest payable                         2,250
      Increase in due to related party                               540
      Increase in accrued expenses and other liabilities             482
                                                               ---------

          Net cash provided by operating activities                   49
                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of ARM securities                                   (349,287)
   Purchase of mortgage loans                                   (163,030)
   Principal payments on mortgage loans                            1,995
   Proceeds from sale of securities                                   35
                                                               ---------

          Net cash (used in) investing activities               (510,287)
                                                               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from reverse repurchase agreements            435,138
    Net proceeds of initial public offering                       79,122
                                                               ---------

          Net cash provided by investing activities              514,260
                                                               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          4,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         0
                                                               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           4,022
                                                               =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Operating activity - increase in dividends payable ($1,035,000) relating to the declaration of dividends in December 1997.

Investing activity - acquisition of a 97% ownership interest in Hanover Capital Partners Ltd ($354,000).

Financing activities - issuance of 716,667 shares of the Company's common stock used to acquire an equity investment in HCP ($354,000), and the declaration of $1,035,000 of dividends in December 1997 that was paid in January 1998.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

         Income taxes                                $      -0-
                                                     ==========
         Interest                                    $      884
                                                     ==========


See notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997


1.  BUSINESS DESCRIPTION

GENERAL

Hanover Capital Mortgage Holdings, Inc. (the "Company") was incorporated in Maryland on June 10, 1997. The Company is a self-managed real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of the company is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell and service multifamily mortgage loans and commercial mortgage loans and (iv) acquire multifamily mortgage loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans from a taxable subsidiary of the Company.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' overallotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and remain exercisable until September 15, 2000. The Company will utilize substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage assets.

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

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, overnight investments deposited with banks and government securities with maturities less than 30 days.

ADJUSTABLE RATE MORTGAGE SECURITIES

The Company's policy is to classify its adjustable rate mortgage ("ARM") securities as available-for-sale as they are purchased and each asset is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held-to-maturity. At December 31, 1997 management has made the determination that all ARM securities are available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the ARM securities on a quarterly basis. ARM securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All ARM securities designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Premiums and discounts associated with the purchase of ARM securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. ARM securities transactions are recorded on the date the ARM securities are purchased or sold. Purchases of new issue ARM securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally on or shortly before settlement date. Realized gains and losses on ARM securities transactions are determined on the specific identification basis.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)


The Company has limited its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have some form of credit enhancement and that are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities and, if the credit performance of the underlying mortgage loans is not as good as expected, makes a provision for possible credit losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and would affect the dividends paid to stockholders for that tax year.

MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held-to-maturity. At December 31, 1997 management has made the determination that all mortgage loans are held for sale in order to be prepared to respond to potential future opportunities in the market, to sell mortgage loans in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell mortgage loans in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of mortgage loans on a quarterly basis. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period.

Premiums and discounts associated with the purchase of mortgage loans are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments. Mortgage loan transactions are recorded on the date the mortgage loans are purchased or sold. Purchases of new mortgage loans are recorded when all significant uncertainties regarding the characteristics of the mortgage loans are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage loan transactions are determined on the specific identification basis.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

The accrual of interest on impaired loans is discounted when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The Company has limited its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence on every loan purchased. The due diligence encompasses the borrowers credit, the enforceability of the documents, and the value of the mortgage property. In addition many mortgage loans are guaranteed by an agency of the federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection.

FINANCIAL INSTRUMENTS

The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the purchase, securitization and sale of its mortgage loans. The Company closes out the hedge position to coincide with the related mortgage loan sale and securitization transactions and recognizes the results of the hedge transaction in determining the amount of the related mortgage loan sale gain for loans sold or, as a basis adjustment to mortgage loans held to maturity.

EQUITY INVESTMENT

The Company's 97% ownership investment in Hanover Capital Partners Ltd. ("HCP") is accounted for by the equity method of accounting. The Company generally has no right to control the affairs of HCP because the Company's investment in HCP is based solely on a 100% ownership of HCP's non-voting preferred stock. Even though the Company has no right to control the affairs of HCP, management believes that the Company has the ability to exert significant influence over HCP and therefore the investment in HCP is accounted for by the equity method of accounting.

REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

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

EARNINGS PER SHARE

At December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share"("SFAS 128"). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The FASB issued SFAS No.131 Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") in June 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined what effect, if any, adoption will have on the Company's financial condition and results of operations.

3. ADJUSTABLE RATE MORTGAGE SECURITIES

ARM securities consist of FNMA and FHLMC mortgage certificates secured by ARM loans on single-family residential housing. The following table summarizes the Company's ARM

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value (dollars in thousands):

                                AVAILABLE-FOR-SALE      PORTFOLIO MIX
                                ------------------      -------------
Amortized cost :
    FNMA certificates               $ 207,898              59.6%
    FHLMC certificates                141,075              40.4%
                                    ---------             -----
Total amortized cost                  348,973             100.0%
                                                          =====
    Gross unrealized (losses)            (842)
                                    ---------
Fair value                          $ 348,131
                                    =========



The scheduled maturities of ARM securities available for sale at December 31, 1997, were as follows:

                                 AMORTIZED         FAIR
                                    COST           VALUE
                                 ---------       ---------
Due in one year or less          $     -0-       $     -0-
Due from one to five years             -0-             -0-
Due from five to ten years             -0-             -0-
Due after ten years                348,973         348,131
                                 ---------       ---------
        Total                    $ 348,973       $ 348,131
                                 =========       =========

As mentioned above, actual maturities may differ from scheduled maturities because borrowers may have the right to prepay certain obligations, often times without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying obligations.

As of December 31, 1997, the average effective yield on the ARM securities including the amortization of the net premiums paid for the ARM securities, was 6.268%.

4. MORTGAGE LOANS HELD FOR SALE

Investments in single-family mortgage loans held for sale consist of fixed rate mortgages and adjustable rate mortgages. The following table summarizes the Company's single-family mortgage loan pools as of December 31, 1997, which are carried at the lower of cost or market (dollars in thousands):

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

                                     COST            MIX
                                     ----            ---
Fixed rate                        $ 106,397         67.1%
Adjustable rate                      52,392         32.9%
                                  ---------        -----
     Subtotal                       158,789        100.0%
                                                   =====
Net deferred loan fees,
     Premiums and discounts           2,199
Loan loss provision                     (18)
                                  ---------
     Total                        $ 160,970
                                  =========


An analysis of the change in the loan loss provision is as follows:

                           Balance beginning of period         $ 0

                           Loan loss provision                  18
                                                               ---
                           Balance at December 31, 1997        $18
                                                               ===


The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loan portfolios as of December 31, 1997 (dollars in thousands):

                       CARRYING VALUE     PRINCIPAL        WEIGHTED        WEIGHTED
                        OF MORTGAGE       AMOUNT OF       AVERAGE NET      AVERAGE
                          LOANS         MORTGAGE LOANS      COUPON       MATURITY (1)
                          -----         --------------      ------       ------------
Fixed Rate               $107,953         $106,424          8.265%              242
Adjustable Rate            53,017           52,365          7.925%              319
                         --------         --------          -----          --------
                         $160,970         $158,789          8.153%              267
                         ========         ========          =====          ========



(1) weighted average maturity reflects the number of months remaining until maturity


As of December 31, 1997 the average effective yield on the mortgage loan portfolio, including the amortization of the net premiums paid for the mortgage loans, was 7.317%.

5. CONCENTRATION OF CREDIT RISK

The Company's exposure to credit risk associated with its lending activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its portfolio for the mortgage loans in certain geographic areas. At December 31, 1997, the percent of total principal amount of mortgage loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans held for sale, are as follows:

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

                   STATE                       PERCENT
                   -----                       -------
                 Florida                        25%
                 South Carolina                 13%
                 California                     10%
                 Ohio                            9%
                 Texas                           6%

The Company's management believes exposure to credit risk associated with agency ARM securities is minimal due to the guarantees provided by FNMA and FHLMC.

During 1997 the Company purchased approximately 61.9% of its total outstanding principal amount of mortgage loans from three financial institutions (the largest of which represented approximately 29.1% of the total outstanding principal amount of mortgage loans). Management attributes the high concentration of purchases from these three financial institutions to the initial ramp up phase of mortgage loan acquisitions and does not foresee that this is a trend that will continue into the future.

ARM securities were purchased from six securities firms in 1997. The largest concentration of ARM purchases from one firm represented approximately 22.8% of the total principal amount of ARM securities outstanding at December 31, 1997.

The company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution. As of December 31, 1997, the Company had amounts on deposit with the financial institution in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

6. REVERSE REPURCHASE AGREEMENTS

In September 1997, the Company entered into a master repurchase agreement with a lender in an amount up to $200 million ($100 million committed and $100 million uncommitted) for a period of one year. Any borrowings under this facility will be secured by mortgage loans, or other securities, and will bear interest at the six-month LIBOR, plus a spread ranging from 0.70% to 1.25%.

In December 1997 the Company entered into a second master repurchase agreement with another lender in an amount up to $125 million ($100 million committed and $25 million uncommitted) for a period of one year. Any borrowings under this facility will be secured by mortgage loans, or other securities and will bear interest at the six-month LIBOR, plus a spread of 60 basis points.

At December 31, 1997 the Company had outstanding borrowings of $93,731,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.313% and a weighted average remaining maturity of approximately one month. The reverse

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

repurchase agreements at December 31, 1997 were collateralized by mortgage loans with a cost basis of $160,970,000 (which approximates market value).

In November 1997 the Company entered into six separate reverse repurchase agreements to finance all of its ARM securities purchases. Each of the reverse repurchase agreements are secured by the market value of the Company's ARM securities ($348,131,000) at December 31, 1997 and bear interest at LIBOR.

As of December 31, 1997, the Company had outstanding ARMS securities reverse repurchase agreements of $341,407,000 with a weighted average borrowing rate of
5.723 % and a weighted average remaining maturity of less than one month.

Information concerning the reverse repurchase agreements and the pledged collateral at December 31, 1997 is summarized as follows: (dollars in thousands):

                                             Collateral (dollars in thousands)
                                             ---------------------------------
                                                  ARM             Mortgage
Reverse Repurchase Agreements                  Securities          Loans
-----------------------------                  ----------          -----
Average balance during the period (1)           $113,803          $ 32,674
Average interest rate during period (1)            5.723%            6.313%
Maximum month-end balance during
the period                                      $341,407          $ 93,731


Collateral Underlying the Agreements
------------------------------------
Carrying balance                                $348,131          $160,970
Estimated fair value                            $348,131          $160,970



(1) above table reflects the period beginning September 30, 1997 (the date of the first mortgage asset purchase) through December 31, 1997.

7. EMPLOYEE BENEFIT PLANS

401(k) PLAN

The Company participates in the HCP non-contributory retirement plan ("401(k) Plan"). The 401(k) plan is available to all full-time company employees with at least six months of service. The 401(k) Plan is designed to be tax deferred in accordance with provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute 15.0% of his or her salary subject to the maximum allowable each fiscal year ($9,500 in 1997). Under the 401(k) Plan, an employee may elect to enroll on January 1, or July 1, provided that the employee has met the six month employment service requirement.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

1997 STOCK OPTION PLAN

The Company's 1997 Executive and Non-Employee Director Stock Option Plan (the "1997 Stock Option Plan") provides for the grant of qualified incentive stock options ("ISOs") which meet the requirements of Section 422 of the Internal Revenue Code, stock options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights and limited stock awards ("Awards") and dividend equivalent rights ("DERs").

Subject to anti-dilution provisions of stock splits, stock dividends and similar events, the 1997 Stock Option Plan authorizes the grant of options to purchase, and Awards of, an aggregate of up to 325,333 shares of the common stock. If an option granted under the 1997 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1997 Stock Option Plan.

Unless previously terminated by the Board of Directors, the 1997 Stock Option Plan will terminate ten years from the date of approval (or five years in the case of ISO's granted to an employee who is deemed to own in excess of 10% of combined voting power of the Company's outstanding equity stock) and no options or Awards may be granted under the 1997 Stock Option Plan thereafter, but existing options or Awards remain in effect until the options are exercised or the options or the Awards are terminated by their terms. The aggregate fair market value (determined as of the time of grant) of the shares of the common stock with respect to which ISOs are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

All stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan will be contingent and may vest, subject to other vesting requirements imposed by the Compensation Committee in full or in part on any September 30 beginning with September 30, 1998 and ending with September 30, 2002 (each, an "Earn-Out Measuring Date"). Subject to any other applicable vesting restrictions, any outstanding stock options will vest in full as of any Earn-Out Measuring Date through which the return on a unit (a unit is composed of one common stock certificate and one warrant certificate) is at least equal to the initial public offering price of the unit. In addition, subject to any other applicable vesting restrictions, one-third of any outstanding stock options will vest as of any Earn-Out Measuring Date through which the return on a unit is at least equal to a 20% annualized return on the initial public offering price of the unit. The return on a unit is determined by adding (i) the appreciation in the value of the unit since the closing of the initial public offering and (ii) the amount of distributions made by the Company on the share of common stock included in the unit since the closing of the initial public offering. The appreciation in the value of a unit as of any Earn-Out Measuring Date is the average difference, during the 30 day period that ends on the Earn-Out Measuring Date, between the market price of the share of common stock included in the unit and the initial public offering price of the unit multiplied by two to take into account the value of the stock warrant included in the unit. In determining whether such stock options have vested, appropriate adjustments will be made for stock splits, recapitalizations, stock dividends and transactions having similar effects.

\                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

A summary of the status of the Company's 1997 Stock Options Plan as of December 31, 1997 and changes during the period from September 19, 1997 through December 31, 1997 is presented below:

STOCK OPTION                              SHARES       EXERCISE PRICE
------------                              ------       --------------
Granted - September 19, 1997              162,664          $15.00
Granted - September 28, 1997              160,660           15.75
Cancelled                                  (3,000)          15.75
                                         --------          ------
Outstanding at December 31, 1997          320,324          $15.37
                                         ========          ======

No shares were exercisable at December 31, 1997.

The per share weighted average fair value of stock options granted during the period ended December 31, 1997 was $0.27 at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      1997
                                                      ----
Expected life (years)                                   5
Risk-free interest rate                              5.77%
Volatility                                           12.0%
Expected dividend yield                              10.0%

The Company applies APB opinion No. 25 in accounting for its 1997 Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statements of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                          YEAR ENDED
                                      DECEMBER 31, 1997
                                      -----------------
Net earnings:
         As reported                       $ 499
         Pro forma                           417

Earnings per share - basic:
         As reported                       $0.15
         Pro forma                          0.13

Earnings per share - diluted
         As reported                       $0.14
         Pro forma                          0.11



BONUS INCENTIVE COMPENSATION PLAN

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allow for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. No such accrual was recorded in 1997.

8. AFFILIATED PARTY TRANSACTIONS

The Company has engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The 1997 statement of operations of the Company includes management and administrative expenses of $400,000, due diligence expenses of $266,000 and commission expenses of $61,000 relating to billings from HCP. At December 31, 1997 the balance sheet of the Company included an amount due HCP of $540,000. The term of the Management Agreement continues until December 31, 1999 with subsequent renewal provisions.

The Company has agreed to lend (a maximum of) $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay tax on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of the Company's common stock. The loans will be secured solely by 116,667 shares of the Company's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable federal tax rate during the month the loans are made. At December 31, 1997 loans outstanding to three of the Principals totaled $482,000.

9. EARNINGS PER SHARE

On December 31, 1997 the Company adopted SFAS 128 for calculating earnings per share as shown below: (dollars in thousands, except per share data)

Earnings per share - basic:
         Net income (numerator)                    $      499
                                                   ==========

         Average common shares
                  outstanding (denominator)         3,296,742
                                                   ==========
Per share                                          $     0.15
                                                   ==========

Earnings per share - diluted:
         Net income (numerator)                    $      499
                                                   ==========

         Average common shares outstanding          3,296,742
         Add: Incremental shares from
                  assumed conversion of
                  warrants                            374,943
                                                   ----------
         Dilutive potential common shares             374,943
                                                   ----------
         Adjusted weighted average shares
                  (denominator)                     3,671,685
                                                   ==========

Per share                                          $     0.14
                                                   ==========

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

At December 31, 1997 the Company had committed to purchase approximately $111,092,000 of fixed and ARM loans.

The Company entered into employment agreements with the Principals. Such agreements are for five year terms which expire in 2002, and provide for aggregate annual base salaries of $975,000. A portion of the aggregate base salaries is allocated to the Company's taxable subsidiary based on management's actual and estimated time involved with the subsidiary's activities.

As additional consideration to the Principals for their contribution of their HCP preferred stock to the Company, the Company has agreed to (1) issue to the Principals up to 216,667 additional shares of the Company's common stock and (2) forgive a maximum of $1,750,000 in loans made to the Principals; if certain financial returns to stockholders are met, at certain Earn-Out Measuring Dates as described in the Company's IPO Prospectus dated September 15, 1997.

The Company has guaranteed the line-of-credit of its majority owned subsidiary, Hanover Capital Partners Ltd. The maximum line-of-credit obligation and the actual line-of-credit obligation at December 31, 1997 was $1,700,000 and $1,405,000, respectively.

11. FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosure about Derivative Financial Instruments, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, the Company has provided fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information or appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 1997 are as follows (dollars in thousands):

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

                                         CARRYING           FAIR
                                          AMOUNT            VALUE
                                         --------         --------
Assets:
  ARM securities                         $348,131         $348,131
  Mortgage loans                          160,970          160,970
  Cash and cash equivalents                 4,022            4,022
  Accrued interest receivable               3,597            3,597
  Notes receivable                            482              482
                                         --------         --------
           Total                         $517,202         $517,202
                                         ========         ========

Liabilities:
  Reverse repurchase agreements           435,138          435,138
  Accrued interest payable                  2,250            2,250
  Other liabilities                         2,057            2,057
                                         --------         --------
           Total                         $439,445         $439,445
                                         ========         ========

Off-Balance Sheet:                       Notional
                                         --------
   Commitments to purchase loans         $111,092         $111,132
                                         ========         ========

   Forward commitments to sell
       mortgage securities               $122,650         $122,378
                                         ========         ========


The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Cash and cash equivalents, accrued interest receivable, notes receivable, reverse repurchase agreements, accrued interest payable, other liabilities - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

ARM securities - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of mortgage securities to investors, projected prices which could be obtained through investor estimates considering interest rates, mortgage loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Mortgage loans held for sale - The fair values of these financial instruments are based upon actual prices received upon recent sales of mortgage loans and securities to investors and projected prices which could be obtained through investors considering interest rates, mortgage loan type, an credit quality.

Commitments to purchase/originate mortgages - The Company has outstanding commitments to purchase mortgage loans at market terms at the time of commitment. The fair value of these financial instruments was determined through a review of published market information associated with similar instruments. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
    PERIOD FROM JUNE 10, 1997 (INCEPTION) TO DECEMBER 31, 1997 - (CONTINUED)

Forward commitments to sell mortgage securities - The Company has outstanding forward commitments to sell mortgages and/or mortgage securities into mandatory delivery contracts with investment bankers, private mortgage investors and agency mortgage-backed securities. The fair value of these financial instruments was determined through review of published market information associated with similar instruments. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

12. SUBSEQUENT EVENT

On January 12, 1998 a $0.16 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of December 31, 1997.

13. QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data are as follows (dollars in thousands, except per share data):

                      Period from June 10, 1997 (inception)
                            through December 31, 1997

                                                                  (1)                     (1)
                                  THREE MONTHS               THREE MONTHS            JUNE 10, 1997
                                      ENDED                      ENDED                  THROUGH
                                DECEMBER 31, 1997         SEPTEMBER 30, 1997         JUNE 30, 1997
                            ---------------------------------------------------------------------------
Net interest income              $   1,548                   $     128                   $       0
                                 =================================================================

Net income                             440                          59                           0
                                 =================================================================

Basic earnings per share(2)           0.07                        0.07                        0.00
                                 =================================================================

Diluted earnings per share(2)         0.07                        0.07                        0.00
                                 =================================================================

Dividends declared                    0.16                        0.00                        0.00
                                 =================================================================



(1) - the Company was organized on June 10, 1997, however operations did not begin until the IPO date - September 19, 1997

(2) - earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share do not equal the earnings per share total for the year

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Hanover Capital Partners Ltd.

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                             1997                   1996
                                                   ----                   ----

CURRENT ASSETS:
  Cash                                         $  208,315             $  161,546
  Investment in marketable securities              17,394                 16,443
  Accounts receivable                             133,829              3,683,865
  Receivables from related parties                757,384                521,539
  Accrued revenue on contracts in progress         35,413                549,781
  Prepaid expenses and other current assets       118,552                143,026
                                               ----------             ----------
           Total current assets                 1,270,887              5,076,200

PROPERTY AND EQUIPMENT - Net                      213,137                316,057
MORTGAGE SERVICING RIGHTS                          49,449                 30,587
DEFERRED TAX ASSET                                 20,081                     --
OTHER ASSETS                                      166,670                227,548
INCOME TAX RECEIVABLE                             292,885                     --
DUE FROM OFFICER                                   53,766                107,532
                                               ----------             ----------
TOTAL ASSETS                                   $2,066,875             $5,757,924
                                               ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued appraisal and subcontractor costs    $  131,978             $2,807,172
  Accounts payable and accrued expenses           334,591                678,390
  Income taxes payable                                 --                 89,477
  Deferred revenue                                104,950                194,334
  Notes payable to related parties                     --                133,018
  Deferred income taxes                                --                 12,993
  Other liabilities                                    --                122,400
                                               ----------             ----------
           Total current liabilities              571,519              4,037,784
                                               ----------             ----------
LONG-TERM LIABILITIES
  Note payable to bank                          1,405,000              1,045,000
  Minority interest                                   616                    250
                                               ----------             ----------
           Total long-term liabilities          1,405,616              1,045,250
                                               ----------             ----------
           Total liabilities                    1,977,135              5,083,034
                                               ----------             ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000
    shares authorized, 97,000 shares
    outstanding at December 31, 1997                  970                     --
  Common stock: Class A: $.01 par value,
    5,000 and 1,000 shares authorized at
    December 31, 1997 and 1996, 3,000
    and 166.424 shares outstanding at
    December 31, 1997 and 1996                         30                      2
  Additional paid-in capital                       56,442                 57,440
  Retained earnings                                32,298                617,448
                                               ----------             ----------
           Total stockholders' equity              89,740                674,890
                                               ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $2,066,875             $5,757,924
                                               ==========             ==========

See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                           1997           1996           1995
                                           ----           ----           ----
REVENUES:
  Due diligence fees                   $ 4,058,609    $ 8,323,789    $ 7,525,620
  Loan brokering/asset management
    fees                                 3,027,319      2,469,378      1,770,665
  Mortgage sales and servicing             826,486        970,757      2,289,440
  Other income                              58,151        355,715        295,944
                                       -----------    -----------    -----------
          Total revenues                 7,970,565     12,119,639     11,881,669
                                       -----------    -----------    -----------
EXPENSES:
  Personnel expense                      5,373,331      4,227,226      3,831,426
  Appraisal, inspection and other
     professional fees                     618,059      3,128,225      2,593,001
  Subcontractor expense                  1,386,979      2,919,509      2,738,903
  Travel and subsistence                   302,936        616,795        860,253
  Occupancy expense                        495,285        536,520        437,830
  General and administrative expense       419,543        525,143      1,066,220
  Reversal of reserve for IRS
    assessment                             (23,160)      (277,600)            --
  Interest expense                         117,894        134,393        160,439
  Depreciation and amortization            117,675        125,928        114,174
                                       -----------    -----------    -----------
          Total expenses                 8,808,542     11,936,139     11,802,246
                                       -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                     (837,977)       183,500         79,423

INCOME TAX (BENEFIT) PROVISION            (325,959)        73,870         51,165
                                       -----------    -----------    -----------

NET INCOME (LOSS)                      $  (512,018)   $   109,630    $    28,258
                                       ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE        $   (525.79)   $    658.74    $    169.80
                                       ===========    ===========    ===========


See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                            Common Stock   Common Stock  Common Stock  Additional
                                        Preferred  Stock    New Class A    Old Class A      Class B     Paid-in  Retained
                                          Shares   Amount  Shares Amount  Shares Amount  Shares Amount  Capital   Earnings  Total
                                        ---------  ------  -------------  -------------  -------------  -------   --------  -----
BALANCE, DECEMBER 31, 1995                                               $165.800  $1   41,600   $1  $165,999   $500,846  $666,847
                                                                         --------  --   ------   --  --------   --------  --------
  Net income                                                                                                     109,630   109,630
  Distribution of subsidiary to stockholders                                                                       6,972     6,972
  Shareholders' Exchange Agreement:
    Redemption of Class A shares                                          (40.836)                   (108,559)            (108,559)
    Exchange of Class B shares for Class A shares                          41.460   1  (41,600)  (1)       --         --        --
                                                                         --------  --   ------   --  --------   --------  --------

BALANCE, DECEMBER 31, 1996                                                166.424   2                  57,440    617,448   674,890

  Net(loss)                                                                                                     (512,018) (512,018)

  Dividends (noncash)                                                                                            (73,132)  (73,132)

  Agreement and Plan of Recapitalization:
     Exchange of "old" Class A shares
     for "new" Class A shares and
     Series A preferred Stock             97,000 $970       3,000 $30    (166.474) (2)                   (998)        --        --
                                          ------ ----       ----- ---    --------  --                --------   --------  --------

BALANCE, DECEMBER 31, 1997                97,000 $970       3,000 $30          --  --                $ 56,442   $ 32,298  $ 89,740
                                          ====== ====       ===== ===    ========  ==                ========   ========  ========

See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                         1997          1996        1995
                                                         ----          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (512,018)    $ 109,630   $  28,258
  Adjustments to reconcile net income (loss)
      to net cash (used in) provided by
      operating activities:
    Depreciation and amortization                       117,675       125,928     114,174
    Gain on sale of mortgage servicing rights           (16,916)      (52,318)   (232,587)
    Reversal of reserve for IRS assessment              (23,160)     (277,600)         --
    IRS payroll tax settlement                          (99,240)           --          --
    Loss on disposal of property and equipment           35,696            --      10,261
    Loss on sale of trading securities                       --         1,360         753
    Purchase of trading securities                         (951)       (1,931)    (29,951)
    Sale of trading securities                               --        26,593     100,016
    Distribution of subsidiary to stockholders               --         6,972          --
    Changes in assets - (increase) decrease:
      Accounts receivable                             3,550,036    (2,150,117)    862,364
      Receivables from related parties                 (315,097)     (308,808)     22,582
      Accrued revenue on contracts in progress          514,368      (384,880)  1,011,785
      Income tax receivable                            (292,885)           --          --
      Prepaid expenses and other current assets          24,474       (49,871)    (39,169)
      Deferred tax asset                                (20,081)           --          --
      Other assets                                      (12,254)      (22,914)   (154,108)
    Changes in liabilities - increase (decrease):
      Accrued appraisal and subcontractor costs      (2,675,194)    2,741,014      21,931
      Accounts payable and accrued expenses            (343,799)      104,018    (913,692)
      Income taxes payable                              (89,477)      (90,490)     15,634
      Deferred income taxes                             (12,993)      (17,222)   (114,326)
      Deferred revenue                                  (89,384)      (14,946)    113,855
      Minority interest                                     366       (26,935)   (147,057)
                                                     ----------    ----------  ----------
           Net cash (used in) provided by
             operating activities                      (260,834)     (282,517)    670,723
                                                     ----------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (43,060)     (133,317)    (43,421)
  Sale of property and equipment                             --         4,592       1,704
  Proceeds from sale of mortgage servicing rights        34,446        94,043     423,563
  Capitalization of mortgage servicing rights           (43,783)      (37,451)   (264,141)
                                                     ----------    ----------  ----------
           Net cash (used in) provided
             by investing activities                    (52,397)      (72,133)    117,705
                                                     ----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) note
    payable to bank                                     360,000      (330,000)   (125,000)
  Redemption of Class A common stock                         --       (66,000)         --
  Repayment of subordinated debt                             --            --     (51,299)
                                                     ----------    ----------  ----------
      Net cash provided by (used in)
        financing activities                            360,000      (396,000)   (176,299)
                                                     ----------    ----------  ----------

NET INCREASE (DECREASE) WITH IN CASH AND
  CASH EQUIVALENTS                                       46,769      (750,650)    612,129

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            161,546       912,196     300,067
                                                     ----------    ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR               $  208,315    $  161,546  $  912,196
                                                     ==========    ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Loans of $25,649,378 and $35,831,617 were
    originated by HCMC and funded by investors in 1997 and 1996, respectively.
  Noncash dividends of $73,132, were distributed to the Company's stockholders on
    September 19, 1997.

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
    Income taxes                                     $  129,359    $  205,075  $  176,119
                                                     ==========    ==========  ==========

    Interest                                         $  116,993    $  125,748  $  164,420
                                                     ==========    ==========  ==========

See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.    BUSINESS DESCRIPTION

      Hanover Capital Partners Ltd. ("HCP") and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence services, mortgage and investment banking services and, prior to September 1997, asset management services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is an originator and servicer of multifamily mortgage loans. HCMC's operations are conducted from multiple branches located throughout the United States. HCMC is approved by the U.S. Department of Housing and Urban Development (HUD) as a Title II Nonsupervised Mortgagee under the National Housing Act. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Principles of Consolidation - The consolidated financial statements include the accounts of HCP and its majority and wholly-owned subsidiaries (the "Company"). The wholly owned subsidiaries include HCMC, HCS, Hanover Capital Advisors, Inc. (through September 1997) and Hanover Capital Mortgage Fund, Inc. (through September 1997). Majority owned subsidiaries include Hanover Joint Ventures, Inc. (75% owned) and Hanover On-Line Mortgage Edge, LLC (50% owned, through September 1997). All significant intercompany accounts and transactions have been eliminated.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the required amounts of revenues and expenses during the reporting period.

      b. Investments in Limited Liability Companies - Minority ownership interests in limited liability companies are accounted for by the equity method of accounting. HCP's investment in limited liability companies are classified as other assets in the accompanying consolidated balance sheets. The ownership of each limited liability company at December 31, 1997 and 1996 is detailed below:

                                                            1997         1996
                                                            ----         ----
                 AGR Financial, LLC                           -          25.0%
                 Alpine/Hanover, LLC                        1.0%          1.0%
                 ABH-I, LLC                                 1.0%          1.0%
                 Alpine/Hanover II, LLC                       -           1.0%

      c. Minority Interests - Minority interests, representing other stockholders' interests in majority-owned companies are consolidated in the accompanying balance sheets.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

      d. Revenue Recognition - Revenues from due diligence contracts in progress are recognized for the services provided as they are earned and billed.

      e. Loan Origination Fees and Costs - Loan origination fees and costs are deferred until the sale of the loan. The Company sells all originated loans to investors at the time of origination, and accordingly, recognizes loan origination fees at that time. Direct loan origination costs and loan origination fees are offset and included in mortgage sales revenue.

      f. Loan Servicing Fees - Loan servicing fees consist of fees paid by investors for the collection of monthly mortgage payments, maintenance of required escrow accounts, remittance to investors, and ancillary income associated with those activities. The Company recognizes loan servicing fees as payments are collected.

      g. Deferred Revenue - Cash advances received for certain service contracts are recorded in the accompanying consolidated balance sheets as deferred revenue and are recognized during the period the services are provided and the related revenue is earned.

      h. Income Taxes - The Company records deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 a current or deferred tax liability or asset is recognized for the current or deferred tax effects of all events recognized in the financial statements. Those effects are measured based on provisions of current tax law to determine the amount of taxes payable or refundable currently or in future years. The tax effects of earning income or incurring expenses in future years or the future enactment of a change in tax laws or rates are not anticipated in determining deferred tax assets or liabilities.

            The Company files a consolidated Federal income tax return. The Company has not been subject to an examination of their income tax returns by the Internal Revenue Service.

      i. Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

      j. Investment in Marketable Securities - Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying consolidated balance sheets at market value at December 31, 1997 and 1996.

      k. Cash and Cash Equivalents - For cash flow purposes, the Company considers highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

      l. Mortgage Servicing Rights - Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 supersedes Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65. Under SFAS 125, after the transfer of a financial asset, the Company recognizes the financial assets it controls and the liabilities it has incurred. Furthermore, the Company no longer recognizes the financial assets for which control has been

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

            surrendered and liabilities have been extinguished. The adoption of SFAS 125 did not have an effect on the financial position or results of operations of the Company.

            In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 ("SFAS 127"). SFAS 127 defers for one year the effective date of certain sections of SFAS 125, including those relating to repurchase agreement, dollar-roll, securities lending and similar transactions, as prescribed by SFAS 125. The adoption of SFAS 127 will not have a material effect on the Company's financial position or results of operations.

            Prior to January 1, 1997, the Company accounted for mortgage servicing rights in accordance with SFAS 122. For purposes of assessing impairment, the lower of carrying value or fair value of servicing rights is determined on an individual loan basis. Capitalized servicing rights are amortized in proportion to projected net servicing revenue. The fair value of servicing rights is determined using a discounted cash flow method.

      m. Basic Earnings per Share - The Company computes earnings per share in accordance with statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of time they were outstanding.

3.    PAYROLL TAX SETTLEMENT

      In 1994, the Internal Revenue Service ("IRS") began an examination of the Company's payroll tax withholding practices with respect to independent contractors who provided services to HCP's due diligence business.

      Pursuant to the IRS Classification Settlement Program ("CSP"), HCP settled all disputed payroll taxes relating to the IRS examination of HCP's payroll withholding practices with respect to independent contractors. In October 1997, management agreed to the terms of the CSP which required HCP to pay the United States Government $99,240 in full discharge of any federal employment tax liability and to further treat the workers as employees (rather than independent contractors) on a prospective basis effective April 1, 1998.

      At December 31, 1995, HCP had recorded an accrual of $400,000 for payroll withholding tax for independent contractors. HCP recorded a reversal of reserve of $23,160 and $277,600 for the payroll tax matter in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively, to adjust the previously established reserve to the actual and expected settlement amounts.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

4.    CONCENTRATION RISK

      For the years ended December 31, 1997, 1996 and 1995, the Company received revenues from certain customers, which are subject to change annually, which exceeded 10% of total revenues as follows:

            1997                   1996                     1995
            ----                   ----                     ----

             24%                    46%                      32%
             18%                    26%                      16%


5.    MORTGAGE SERVICING

      The Company, through its wholly-owned subsidiary HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 1997 and 1996, HCMC was servicing 43 and 46 loans, respectively, with unpaid principal balances of $120,736,400 and $129,315,400, including loans subserviced for others of $40,055,200 and $44,241,919, respectively. Escrow balances maintained by HCMC were $3,087,400 and $4,352,400 at December 31, 1997 and 1996, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996.

      Activity in mortgage servicing rights for the years ended December 31, 1997 and 1996 was as follows:

                                                     1997         1996
                                                   --------    --------

                Beginning balance                  $ 30,587    $ 46,904
                Capitalization                       43,783      37,451
                Sales                               (17,530)    (41,725)
                Scheduled amortization               (7,391)    (12,043)
                                                   --------    --------

                                                   $ 49,449    $ 30,587
                                                   ========    ========


      The fair value of the Company's servicing rights at December 31, 1997 and 1996 was $79,504 and $46,606, respectively.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

6.    RELATED PARTY TRANSACTIONS

      Receivables from related parties at December 31, 1997 and 1996 consist of the following:


                                                         1997       1996
                                                       --------   --------

Due from Hanover Capital Mortgage Holdings, Inc. (1) $540,044 $ -- Due from ABH-I, LLC (includes $28,984 and
  $431,118 of asset management fees at
  December 31, 1997 and 1996, respectively) (2)          51,321    451,604
Due from Hanover Asset Services, Inc. (3)                 8,070      6,420
Due from Alpine/Hanover, LLC (2)                          9,273      4,361
Due from Alpine/Hanover II, LLC (3)                       5,000         --
Due from Hanover Mortgage Capital Corporation (3)         5,962         --
Due from AGR Financial, LLC (4)                          80,813         --
                                                       --------   --------
Due from related entities                               700,483    462,385
Due from officers (5)                                   110,667    166,686
                                                       --------   --------
Receivables from related parties                       $811,150   $629,071
                                                       ========   ========



      (1) The Company entered into a Management Agreement in 1998 to provide, among other things, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 1999 with subsequent renewal provisions.

      (2) Amounts due from entities that the Company had a minority ownership percentage in for all of 1997 represent receivables resulting primarily from fees generated from asset management services and out-of-pocket expenses. The Company ceased providing asset management services to these entities in September 1997. Asset management fees are recognized in the period earned and amounted to $2,446,000, $1,370,000 and $1,362,000 for the years ended December
            31, 1997, 1996 and 1995, respectively.

      (3) Amounts due from entities that are owned by certain of the Company's officers/owners at December 31, 1997 represent receivables resulting primarily from accounting fees and out-of-pocket expenses.

      (4) Amounts due from AGR Financial, LLC represent unpaid billings for services that the Company provides to AGR Financial, LLC pursuant to an agreement dated August 1996. The services include but are not limited to providing AGR Financial, LLC with office space, office equipment, software operating systems, processing capabilities and accounting services.

      (5) Amounts due from officers in 1997 include $107,532 from the Company's President which will be repaid in annual amounts of $53,766 in August 1998 and August 1999.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

      Notes payable to related parties at December 31, 1996 consisted of the following:

                                                         1996
                                                         ----

            Note payable to officer                    $ 42,559
            Notes payable to ABH-I, LLC                  90,459
                                                       --------
            Notes payable to related parties           $133,018
                                                       ========

      On January 1, 1996, HCP and its stockholders entered into an Exchange Agreement (see Note 9) whereby HCP redeemed 40.836 shares of Class A common stock from one of its stockholders in exchange for cash ($66,000) and a term note in the amount of $42,559. The note was paid in full, with interest at the prime rate plus 2.0% in January 1997.

      Notes payable to ABH-I, LLC at December 31, 1996 consisted of three (3) promissory notes totaling $90,459. All of the promissory notes bear interest at the prime rate (8.25% at December 31, 1996). The promissory notes were paid in full in 1997.

7.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                  1997            1996
                                               ---------       ---------

        Office machinery and equipment         $ 381,189       $ 388,123
        Furniture and fixtures                   111,246         111,246
        Leasehold improvements                    68,553          68,553
                                               ---------       ---------

                                                 560,988         567,922
        Less accumulated depreciation and
        amortization                            (347,851)       (251,865)
                                               ---------       ---------

        Property and equipment - net           $ 213,137       $ 316,057
                                               =========       =========




      Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $110,284, $113,885 and $87,913, respectively.

8.    INCOME TAXES

      The components of deferred income taxes as of December 31, 1997 and 1996 are as follows:

                                                      1997            1996
                                                   ---------       ---------

        Deferred tax assets                        $  44,499       $  52,409
        Deferred tax liabilities                     (24,418)        (65,402)
                                                   ---------       ---------
        Net deferred tax assets (liabilities)      $  20,081       $ (12,993)
                                                   =========       =========



      The items resulting in significant temporary differences for the years ended December 31, 1997 and 1996 that generate deferred tax assets relate primarily to the recognition of deferred revenue, accounts payable and accrued liabilities for financial reporting purposes. Temporary differences that generate

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

      deferred tax liabilities relate primarily to the Company's change from the cash method to the accrual method of accounting for income tax reporting purposes.

      The components of the income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                          1997          1996          1995
                                       ---------     ---------     ---------

Current - Federal, state and local     $(292,885)    $  91,092     $ 165,491
Deferred - Federal, state and local      (33,074)      (17,222)     (114,326)
                                       ---------     ---------     ---------
Total                                  $(325,959)    $  73,870     $  51,165
                                       =========     =========     =========



      The income tax provision (benefit) differs from amounts computed at statutory rates, as follows:

                                             1997          1996         1995
                                          ---------     ---------    ---------
Federal income taxes at statutory rate    $(285,167)    $  56,518    $  27,006
State and local income taxes net
  of Federal benefit                        (59,486)       14,836        9,417
Unconsolidated subsidiary's net income      (12,793)           --        1,177
Meals and entertainment                       4,052         3,719        6,291
Officer's life insurance                      9,613         8,576        9,114
Other, net                                    3,852         3,014         (663)
                                          ---------     ---------    ---------
Total                                     $(325,959)    $  73,870    $  51,165
                                          =========     =========    =========


9.    STOCKHOLDERS' EQUITY

      On September 19, 1997, the Company entered into an Agreement and Plan of Recapitalization ("Agreement") with its four stockholders to recapitalize the Company. The Agreement provided for the tax-free exchange of the stockholders 166.424 Class A "old" common stock shares for 3,000 shares of "new" Class A common stock shares, $0.01 par value (representing a 3% economic interest in the Company and 97,000 shares of Series A preferred stock, $0.01 par value (representing a 97% economic interest in the Company). The preferred stock has no dividend rate or preference over the common stock. Dividend distributions will be made in the same amount on a per share basis of the common stock as for the preferred stock. Dividend distributions will be made to the common stockholders and the preferred stockholders in proportion to the number of outstanding shares. The preferred stockholder has the right to receive $10,750,005 upon liquidation of the Company before common stockholders receive any liquidating distributions.

      On January 1, 1996, HCP entered into an exchange agreement ("Exchange Agreement") with its stockholders in order to restructure the ownership of HCP so that HCP had only 166.424 Class A shares of common stock outstanding. The terms of the Exchange Agreement required HCP to: (1) redeem 40.836 shares of Class A common stock; (2) exchange 41.460 shares of Class B common stock for Class A common stock; (3) effect an exchange of 8.468 shares of Class A common stock among certain stockholders; and
      (4) transfer the ownership of Hanover Mortgage Capital Corporation (formerly a wholly-owned subsidiary of HCP) to HCP's stockholders.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

      On January 1, 1996, pursuant to the Exchange Agreement, HCP transferred its total ownership interests in its wholly-owned subsidiary, Hanover Mortgage Capital Corporation to HCP's stockholders. Hanover Mortgage Capital Corporation had a retained earnings deficiency at the time of transfer.

10.   NOTE PAYABLE TO BANK

      In December 1996, HCP entered into a $2.0 million Line of Credit Facility Agreement ("Line") with a bank that extends through December 31, 1999. The note payable to the bank at December 31, 1997 and 1996 consisted of a short-term note of $1,405,000 and $1,045,000, respectively, with an annual interest rate at the prime rate as of December 31, 1997. In October 1997, the terms of the Line were amended to decrease the interest rate on the Line from the prime rate plus 1.5% to the prime rate. The interest rate in effect at December 31, 1997 and 1996 was 8.50% and 9.75%, respectively. The maximum borrowing capacity under the terms of the Line reduce every six (6) months, beginning at June 30, 1997, by $150,000. The line is collateralized by all of the assets of HCHI and guaranteed by HCHI. Prior to September 1997, the line was collateralized by all of the assets of the Company and guaranteed by the President and all of the wholly-owned subsidiaries of HCP.

      At December 31, 1997, the Company was in violation of certain financial debt covenants of the Line that required the Company (on a stand-alone basis) to: (1) maintain a maximum debt to net worth ratio of 3 to 1 at December 31, 1997 and (2) to maintain a minimum debt service coverage ratio of 1.25 to 1.00 at December 31, 1997. To mitigate the above violations, the Company agreed to make a voluntary paydown on the Line of $860,000 on February 17, 1998, thereby reducing the outstanding borrowings on the line to $505,000.

11.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in ongoing litigation regarding a mortgage loan and a related reserve agreement. The Company has retained the services of outside counsel. As of the date of this report, an evaluation of the likelihood of success or an unfavorable outcome could not be performed. As such, no amount has been provided for in the accompanying financial statements. The Company intends to attempt to achieve final settlement of the matter and if for any reason, the final settlement cannot be effectuated, the Company intends to respond vigorously and will evaluate the progress of the litigation as information becomes available.

      The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:


                       YEAR                        AMOUNT
                       ----                        ------

                       1998                      $187,414
                       1999                       104,882
                       2000                        37,714
                                                 --------
                       Total                     $330,010
                                                 ========


      Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $310,814, $339,421, and $345,716 respectively.


                                     ******