Form 10-Q
period 1998-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1998-05-13
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the transition period from ____________ to _____________

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

                                    Yes  X   No
                                        ---      ---

     The registrant had 6,467,979 shares of common stock outstanding as of May 4, 1998.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                                      INDEX



PART I. FINANCIAL INFORMATION


                                                                      Page No.
                                                                      --------


           Item 1. Financial Statements

                   Condensed Balance Sheets as of
                   March 31, 1998 and December 31, 1997                   3

                   Condensed Statement of Operations for the Three
                   Months Ended March 31, 1998                            4

                   Condensed Statement of Cash Flows for the
                   Three Months Ended March 31, 1998                      5

                   Notes to Condensed Financial Statements                6-12

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13-19



PART II. OTHER INFORMATION

           Item 1. Legal Proceedings                                     20
           Item 2. Changes in Securities                                 20
           Item 3. Defaults Upon Senior Securities                       20
           Item 4. Submission of Matters to a Vote of Security Holders   20
           Item 5. Other Information                                     20
           Item 6. Exhibits and Reports on Form 8-K                      20

     Signatures                                                          21

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                         (in thousands, except as noted)

              ASSETS                             MARCH 31,      DECEMBER 31,
                                                   1998            1997
                                                   ----            ----
                                              (unaudited)

Mortgage loans, held for sale                  $ 419,627        $ 160,970
Mortgage securities, available for sale          312,390          348,131
Cash and cash equivalents                         24,989            4,022
Accrued interest receivable                        7,346            3,597
Equity investment                                     94              100
Notes receivable from related parties              1,383              482
Prepaid expenses and other assets                    995              241
                                               ---------        ---------

TOTAL ASSETS                                   $ 766,824        $ 517,543
                                               =========        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Reverse repurchase agreements                  $ 644,020        $ 435,138
Purchased mortgage loans payable                  36,058               --
Accrued interest payable                           3,942            2,250
Dividends payable                                  1,358            1,035
Due to related party                                  51              540
Accrued expenses and other liabilities             4,226              482
                                               ---------        ---------

              Total liabilities                  689,655          439,445
                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01
   authorized, 10 million shares, issued
   and outstanding, -0- shares
Common stock, par value $.01
   authorized, 90 million shares,
   issued and outstanding 6,466,677 shares            65               65
Additional paid-in-capital                        79,422           79,411
Available for sale securities:
   Unrealized (loss) on investments
   available for sale                             (1,672)            (842)
Retained earnings (deficit)                         (646)            (536)
                                               ---------        ---------

              Total stockholders' equity          77,169           78,098
                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 766,824        $ 517,543
                                               =========        =========


                 See accompanying notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended
                                                        March 31,
                                                          1998
                                                          ----
REVENUES:
      Interest income                                  $ 9,332
      Interest expense                                   7,173
                                                       -------

         Net interest income                             2,159
      Loan loss provision                                   51
                                                       -------
         Net interest income after loan loss
                    provision                            2,108
                                                       -------

            Total revenues                               2,108
                                                       -------

EXPENSES:
     General and administrative expenses
         Personnel                                         189
         Management and administrative                     161
         Due diligence                                     175
         Commissions                                       125
         Legal and professional                            141
         Other                                              63
                                                       -------
              Total expenses                               854
                                                       -------

              Operating income                           1,254

Equity in (loss) of unconsolidated subsidiary               (6)
                                                       -------

NET INCOME                                             $ 1,248
                                                       =======
BASIC EARNINGS PER SHARE                               $  0.19
                                                       =======

DILUTED EARNINGS PER SHARE                             $  0.17
                                                       =======

                 See accompanying notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months
                                                                Ended March 31, 1998
                                                                --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   1,248
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization of net premium - mortgage securities                  903
        Amortization of net premium - mortgage loans                       133
        Loan loss provision                                                 51
        Equity in loss of unconsolidated subsidiary                          6
       (Increase) in accrued interest receivable                        (3,749)
       (Increase) in loans to related parties                             (901)
       (Increase) in prepaid expenses and other assets                    (754)
        Increase in accrued interest payable                             1,692
       (Decrease) in due to related party                                 (489)
        Increase in accrued expenses and other liabilities               3,754
                                                                     ---------

        Net cash provided by operating activities                        1,894
                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans                                        (232,587)
    Purchase of mortgage securities                                     (4,333)
    Principal payments on mortgage securities                           38,340
    Principal payments on mortgage loans                                 9,806
                                                                     ---------

         Net cash (used in) investing activities                      (188,774)
                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from reverse repurchase agreements                   208,882
   Payment of dividends                                                 (1,035)
                                                                     ---------

         Net cash provided by investing activities                     207,847
                                                                     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               20,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,022
                                                                     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  24,989
                                                                     =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Operating activity- increase in dividends payable ($1,358) relating to the declaration of dividends in March 1998.

Investing activity and financing activity- funds for the purchase of $36,058 of mortgage loans were not disbursed until April 1998.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

                  Income taxes                                       $       1
                                                                     =========

                  Interest                                           $   5,190
                                                                     =========

                See accompanying notes to financial statements.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. (the "Company") was incorporated in Maryland on June 10, 1997. The Company is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of the Company is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell and service multifamily loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans from a taxable subsidiary of the Company.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' overallotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and remain exercisable until September 15, 2000. The Company utilizes substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the period from June 10, 1997 (inception) to December 31, 1997.

Because the Company was incorporated on June 10, 1997, there is no comparable statement of operations.

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

EARNINGS PER SHARE

In 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share"("SFAS 128"). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

Basic earnings per share:
       Net income (numerator)                          $    1,248
                                                       ==========

       Average common shares
        outstanding (denominator)                       6,466,677
                                                       ==========

      Per share                                        $     0.19
                                                       ==========

Diluted earnings per share:
       Net income (numerator)                          $    1,248
                                                       ==========

       Average common shares outstanding                6,466,677
       Add: Incremental shares from
            assumed conversion of
            warrants                                      767,059
                                                       ----------
       Dilutive potential common shares                   767,059
                                                       ----------

       Adjusted weighted average shares
            (denominator)                               7,233,736
                                                       ==========

       Per share                                       $     0.17
                                                       ==========

3. MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held-to-maturity. At March 31, 1998 management has made the determination that all mortgage loans are held for sale. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period.

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

The following table summarizes the Company's single-family mortgage loan pools, which are carried at the lower of cost or market (dollars in thousands):

                                                     March 31, 1998                December 31, 1997
                                                   -----------------               -----------------
                                                   Cost          Mix               Cost          Mix
                                                   ----          ---               ----          ---
Mortgage Loans
     Fixed rate                                  $297,382        72.3%           $106,397        67.1%
     Adjustable rate                              113,932        27.7%             52,392        32.9%
                                                 --------       -----            --------       -----
         Subtotal                                 411,314       100.0%            158,789       100.0%
                                                                =====                           =====
     Net deferred loan fees,
         premiums and discounts                     8,382                           2,199
     Loan loss reserve                                (69)                            (18)
                                                 --------                        --------
    Carrying value                               $419,627                        $160,970
                                                 ========                        ========

An analysis of the change in the loan loss reserve for the three months ended March 31, 1998 is as follows (dollars in thousands):

                           Balance beginning of period                $18
                           Loan loss provision                         51
                                                                      ---

                           Balance at March 31, 1998                  $69
                                                                      ===

The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loan portfolio (dollars in thousands):

                                                         March 31, 1998
                         ------------------------------------------------------------------------------
                         Carrying Value          Principal              Weighted             Weighted
                          of Mortgage            Amount of            Average Net             Average
                             Loans             Mortgage Loans            Coupon            Maturity (1)
                         --------------        --------------         -----------          ------------
 Fixed Rate                 $304,595              $297,382                 8.829%                 229
 Adjustable Rate             115,032               113,932                 8.054%                 273
                            --------              --------                ------               ------
                            $419,627              $411,314                 8.615%                 241
                            ========              ========                ======               ======


                                                        December 31, 1997
                         ------------------------------------------------------------------------------
                         Carrying Value          Principal              Weighted             Weighted
                          of Mortgage            Amount of            Average Net             Average
                             Loans             Mortgage Loans            Coupon            Maturity (1)
                         --------------        --------------         -----------          ------------
 Fixed Rate                 $107,953              $106,424               8.265%                 242
 Adjustable Rate              53,017                52,365               7.925%                 319
                            --------              --------               -----                  ---
                            $160,970              $158,789               8.153%                 267
                            ========              ========               =====                  ===


(1) weighted average maturity reflects the number of months remaining until maturity

The average effective yield for the three months ended March 31, 1998 on the mortgage loan portfolio, including the amortization of the net premiums paid for the mortgage loans, was 7.410%.

4. MORTGAGE SECURITIES

The Company's policy is to classify its mortgage securities as available-for-sale as they are purchased and each asset is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held-to-maturity. All mortgage securities designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Premiums and discounts associated with the purchase of mortgage securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. Mortgage securities transactions are recorded on the date the mortgage securities are purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage securities transactions are determined on the specific identification basis.

The following table summarizes the Company's amortized cost basis and fair value of mortgage securities available for sale (dollars in thousands):

                                                     March 31, 1998                     December 31, 1997
                                               --------------------------              -------------------
                                               Available                               Available
                                               for Sale               Mix              for Sale        Mix
                                               ---------              ---              ---------       ---
Mortgage Securities
   Adjustable - rate
     FNMA certificate                          $180,968                57.6%           $207,898        59.6%
     FHLMC certificates                         128,764                41.0%            141,075        40.4%
                                               --------               -----            --------       -----
                                                309,732                98.6%            348,973       100.0%
   Fixed rate
     FNMA certificate                             4,330                 1.4%                 --          --
                                               --------               -----            --------       -----
    Total amoritized cost                       314,062               100.0%            348,973       100.0%
                                               --------               =====            --------       =====
       Gross unrealized (losses)                 (1,672)                                   (842)
                                               --------                                --------
    Fair value                                 $312,390                                $348,131
                                               ========                                ========

5. REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

In March 1998, the Company entered into a third master repurchase agreement with a lender in an amount up to $100 million for a period of one year. Any borrowings under this facility will be secured by mortgage loans, or other securities, and will bear interest at the comparable LIBOR plus a spread of 0.70% to 1.25%.

At March 31, 1998 the Company had a total of $500 million of mortgage loan reverse repurchase agreement financing available pursuant to master repurchase agreements with three lenders. At March 31, 1998 the Company had outstanding borrowings of $330,062,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.318% for the first quarter of 1998 and a weighted average remaining maturity of less than three months. The reverse repurchase agreements at March 31, 1998 were collateralized by mortgage loans with a cost basis of $345,585,000 (which approximates market value).

As of March 31, 1998, the Company had outstanding mortgage securities reverse repurchase agreements of $313,958,000 with a weighted average borrowing rate of 5.597% and a weighted average remaining maturity of less than one month.

Information concerning the reverse repurchase agreements and the pledged collateral at March 31, 1998 is summarized as follows (dollars in thousands):

                                                        Mortgage           Mortgage
Reverse Repurchase Agreements                          Securities           Loans
                                                       ----------           -----
   Average balance during the period (1)                $324,305           $166,881
   Average interest rate during period (1)                 5.597%             6.318%
   Maximum month-end balance during the
    period                                              $331,793           $330,062

Collateral Underlying the Agreements
   Carrying balance                                     $314,062           $345,585

(1) above table reflects the period beginning January 1, 1998 through March 31, 1998.

6. PURCHASED MORTGAGE LOANS PAYABLE

At March 31, 1998 the Company held back approximately $36,058,000 from the original purchase price of $54,016,000 from mortgage pools purchased in February and March 1998 due to documentation and logistical problems. Substantially all of the holdback amounts were paid in April 1998.


7. AFFILIATED PARTY TRANSACTIONS

The Company has engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The statement of operations of the Company includes management and administrative expenses of $161,000, due diligence expenses of $175,000 and commission expenses of $125,000 relating to billings from HCP. At March 31, 1998 the balance sheet of the Company included an amount due HCP of $51,000. During the first three months of 1998 the Company recorded a loss from its investment in HCP and Subsidiaries of $6,000 (generated from revenues of $1,791,000 and expenses of $1,797,000).

In connection with the original formation transactions in September 1997, the Company agreed to lend (a maximum of) $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of the Company's common stock. The loans are secured solely by 116,667 shares of the Company's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable federal tax rate during the month the loans are made. At March 31, 1998 loans outstanding to three of the Principals totaled $482,000. The loans bear interest at 6.02%.

In February 1998 the Company advanced $900,000 to HCP pursuant to an unsecured loan agreement. The loan to HCP bears interest at 1.00% below the prime rate. At March 31, 1998 the loans outstanding to HCP totaled $900,000.

8. COMMITMENTS AND CONTINGENCIES

At March 31, 1998 the Company had committed to purchase approximately $104,051,000 of fixed and adjustable rate mortgage loans.

9.  ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Effective January 1, 1998 the Company adopted SFAS No. 130 which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income for three months ended March 31, 1998 was $418,000, which included an unrealized loss on investments available for sale of $830,000.

10. SUBSEQUENT EVENTS

On April 7, 1998 the Company issued approximately $103 million in Real Estate Mortgage Investment Conduit (REMIC) interests in a private placement offering that was structured as a financing transaction. The Company will retain interests in the REMIC, including the non-rated credit support interests, which totaled approximately $513,000.

On April 13, 1998 a $0.21 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of March 31, 1998.

In April 1998 the Company loaned $1,268,000 to the Principals resulting in total loans to the Principals of $1,750,000, the maximum loan amount permitted pursuant to the original formation transaction.

Pursuant to the Registration Rights Agreement by and between the Company and the Principals, the Principals have the right to request on any one occasion on or after January 1, 1998 that the

Company file one registration statement with the Securities and Exchange Commission, at the Company's expense, with respect to a maximum of 100,000 shares of common stock owned by the Principals in order to pay tax on gains the principals must recognize relating the Company's original formation transaction. In March 1998 the Board of Directors agreed to lend up to an additional $1,500,000 in unsecured loans to the Principals, in lieu of incurring the costs and expenses associated with the registration of 100,000 shares of the Company's common stock owned by the Principals. The Company loaned the Principals an additional $1,298,000 in April 1998. These additional loans are due and payable on March 31, 1999 and bear interest of 5.51%. No additional loans are expected to be made to the Principals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. (the "Company") was incorporated in Maryland on June 10, 1997. The Company is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of the company is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell and service multifamily loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans through a taxable subsidiary of the Company.

The Company's principal source of earnings is net interest income generated by the Company's investment portfolio. As of March 31, 1998 the Company's investment portfolio consisted of single-family mortgage loans held for sale and mortgage securities (available for sale). The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earnings assets and the cost of borrowed funds. In addition, the Company earns net interest income from the yield generated by the portion of the investment portfolio that is funded solely with equity. The cost of the Company's borrowings may increase or decrease through the use of interest rate swaps, caps or floor agreements.

The Company's generation of net income is dependent upon (i) the spread between interest earned on its investment portfolio, and the cost of borrowed funds to finance the investment portfolio; and (ii) the aggregate amount of the investment portfolio on the Company's balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates increasing net income in a variety of interest rate and prepayment rate environments and preserves the equity base of the Company. The Company's strategy for its mortgage loan investment portfolio entails (1) efficient (pricing) acquisition of mortgage loans, (2) financing in the short term by reverse repurchase agreements or lines of credit, (3) hedging in the short term to offset potential adverse effects of changes in interest rates, (4) stratifying and segregating mortgage loans in securitizations to replace short term financing with collateralized mortgage obligation (CMO), real estate mortgage conduit investment (REMIC) or other types of long term debt financing, thereby eliminating the majority of refinancing and interest rate risk and (5) retaining certain residual interests of the securitization resulting in increased yields .

The Company's operating strategy for its mortgage securities investment entails
(1) the efficient acquisition of mortgage securities on a temporary basis to effectively (a) deploy capital and (b) meet certain REIT requirements, (2) financing through reverse repurchase agreements and (3) identifying the appropriate times to sell the mortgage securitization to optimize the investment yield to the Company and to free additional capital to fund additional mortgage loan acquisitions.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                               Three Months
                                                                   Ended
                                                              March 31, 1998
                                                              --------------

                Net interest income                               $2,159
                Loan loss provision                                  (51)
                General and administrative                          (854)
                  expenses
                Equity in (loss) of
                  unconsolidated subsidiary                           (6)
                                                                  ------
                Net income                                        $1,248
                                                                  ======

                Basic earnings per share                           $0.19
                                                                  ======

                Dividends declared per share                       $0.21
                                                                  ======


Net interest income for the three month ended March 31, 1998 totaled $2,159,000. The majority of the net interest income was generated by the Company's investment in mortgage loans (63.5%) and mortgage securities (26.9%). The balance of net interest income was generated from overnight agency paper investments, cash collateral on deposit with certain mortgage security lenders, a savings account, loans to certain Principals and a loan to HCP. Management anticipates that the net interest income generated by mortgage loans will continue to reflect an increasing percentage of total net interest income as the Company continues to grow its mortgage loan investment portfolio. The Company's mortgage loans increased from $160,970,000 at December 31, 1997 to $419,627,000 at March 31, 1998.

The following table reflects the average balances for the Company's investment portfolio as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the period January 1, 1998 through March 31, 1998 (dollars in thousands):

                                                                                      Effective
                                                    Average                            Interest
                                                    Balance                              Rate
                                       --------------------------------------------------------------------
Interest Earning Assets
        Mortgage loans (1)                         $216,275                            7.410%
        Mortgage securities                         334,722                            6.116%
                                       --------------------------------------------------------------------
                                                   $550,997                            6.624%
                                       ====================================================================

Interest Bearing Liabilities
       Reverse repurchase
            borrowings on
             mortgage loans                        $166,881                            6.318%
       Reverse repurchase
            borrowings on
            mortgage securities                     324,305                            5.597%
                                       --------------------------------------------------------------------
                                                   $491,186                            5.842%
                                       ====================================================================

Net Interest Earning Assets                         $59,811
                                                    =======

Net Interest Spread                                                                    0.782%
                                                                                       =====

Yield on Net Interest Earning Assets (2)                                              13.046%
                                                                                      ======

(1)  Loan loss provisions are excluded in the above calculations.

(2) Yield on Net Interest Earning Assets is computed by dividing the applicable net interest income by the average daily balance of Net Interest Earning Assets.

The effective rate for interest earning assets has been adjusted to reflect amortization of premiums paid or discounts received on the acquisition of mortgage loans and mortgage securities. By engaging HCP to perform due diligence on mortgage loans the Company acquires, management believes that premium amounts paid for the purchase of mortgage loan are less than if they were acquired in the market. Net unamortized premiums on the Company's mortgage loans, and mortgage securities were $6,905,000 and $11,519,000 at March 31, 1998 or approximately 1.68% and 3.81% of the respective par value investments in mortgage loans and mortgage securities.

The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio in the first quarter of 1998 were borrowed in the form of reverse repurchase agreements, which is indexed to LIBOR. The Company may also use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of those instruments will be included in the cost of funds as a component of interest expense for the period to which it relates.

At March 31, 1998 the Company's mortgage loan investment portfolio comprised 54.7% of total assets in the following types of single family mortgage loans:

Mortgage Loan Summary

Fixed Rate Mortgage Loans
-------------------------

Face or principal amount                                          $297,382,000
Carrying value                                                    $304,595,000
Weighted average net coupon                                               8.83%
Weighted average maturity (in months)                                      229
Number of loans                                                          9,891
Average loan size                                                 $     30,071




Adjustable Rate Mortgage (Arm) Loans
------------------------------------

Face or principal amount                                          $113,932,000
Carrying value                                                    $115,032,000
Weighted average net coupon                                               8.05%
Weighted average maturity (in months)                                      273
Number of loans                                                          1,359
Average loan size                                                 $     83,792


At March 31, 1998 the Company's mortgage securities investment portfolio comprised 40.7% of total assets in the following categories (dollars in thousands):


Federal National Mortgage Association
-------------------------------------               Adjustable              Fixed
(FNMA) Securities                                      Rate                  Rate                Total
-----------------                                      ----                  ----                -----
        Par value at purchase date                   $200,524               $4,122              $204,646
        March 31, 1998 adjusted principal            $174,141               $4,122              $178,263
        Amortized cost basis                         $180,968               $4,330              $185,298
        Market Value                                 $180,093               $4,322              $184,415
        Weighted average net coupon                      7.73%                9.47%                 7.77%
        Weighted average maturity                         285                  303                   285
             (in months)


Federal Home Loan Mortgage Corp
-------------------------------                      Adjustable             Fixed
(FHLMC) Securities                                     Rate                  Rate                Total
------------------                                     ----                  ----                -----
        Par value at purchase date                   $136,237                  --               $136,237
        March 31, 1998 adjusted principal            $124,280                  --               $124,280
        Amortized cost basis                         $128,764                  --               $128,764
        Market Value                                 $127,975                  --               $127,975
        Weighted average net coupon                      7.88%                                      7.88%
        Weighted average maturity                         300                                        300
            (in months)

General and administrative expenses (G & A expenses) amounted to $854,000 for the first quarter of 1998. G & A expenses consist substantially of expenses relating to the acquisition of and managing the Company's investment portfolio, as well as various other corporate expenses. Most of the G & A expenses will remain relatively stable on a quarterly basis with the possible exception of the following: (1) due diligence, (2) commissions and (3) legal and professional. The due diligence acquisitions will vary based upon various factors, including but not limited to the number of loans purchased, complexity of documentation problems encountered, type of mortgage loans, ease of converting data to the Company's proprietary software system, geographic location, and creditworthiness of the borrower. Commission expense is also directly related to mortgage loans acquired. Commissions are paid on all mortgage loan acquisitions initiated by HCP's sales representatives. However, certain mortgage loan acquisitions are also initiated by the Principals. No commission expense is recorded when the mortgage loan acquisitions are originated by the Principals. Legal and professional fees will also vary based on the usage of various professional firms from time to time.

The Company recorded a loss from its investment in Hanover Capital Partners and Subsidiaries of $6,000 for the period January 1, 1998 through March 31, 1998. Summarized operating results for Hanover Capital Partners and Subsidiaries is shown in the table below (dollars in thousands):

                  Revenues          $1,791
                  Expenses           1,797
                                    ------
                  Net Loss               6
                                    ======

The Company's net income for the period January 1, 1998 through March 31, 1998 was $1,248,000 or a 6.39% annualized return on equity. The table below highlights the Company's brief historical trends and components of annualized return on average equity.



              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)



                                         Gain on                           Equity in
                         Net Interest    Sale of            G & A1       Earnings (Loss)      Annualized
        For the            Income/      Securities         Expense/       of Subsidiary/      Return on
     Quarter Ended         Equity        Equity            Equity            Equity            Equity
     -------------         ------        ------            ------            ------            ------
June 30, 1997 (2)           0.00%         0.00%             0.00%             0.00%             0.00%
September 30, 1997 (3)      4.85%         0.00%             3.59%             0.97%             2.23%
December 31, 1997           7.71%         0.18%             4.26%            (1.41%)            2.22%
March 31, 1998             10.78%         0.00%             4.37%            (0.03%)            6.38%

(1)  Average equity excludes unrealized loss on investments available for sale.

(2) The Company was organized on June 10, 1997, but did not begin operations until September 19, 1997.

(3) Average equity is based on equity balances at September 19, 1997 (IPO date), and equity balances at September 30, 1997, excluding unrealized loss on investments available for sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements, and other possible sources of financing, including CMO's and REMICs, additional equity generated by the exercise of some or all of the Company's outstanding stock warrants and additional equity offerings. The Company considers its ability to generate cash to be adequate to meet operating requirements both in the short-term and long-term. However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

Net cash provided by operating activities for the first quarter of 1998 was $1,894,000. Cash flows from operating activities were generated by net income of $1,248,000, adjusted for certain non-cash expenses ($1,093,000) and normal recurring changes in other assets and liabilities ($453,000) and reduced by a loan to HCP of $900,000.

Net cash used in investing activities amounted to $188,774,000 during the period January 1, 1998 through March 31, 1998. The majority of the cash used in investing activities related to the purchase of assets for the Company's investment portfolio. Mortgage loans were purchased at an average price of 102.25% of par and mortgage securities were purchased at an average price of 101.12% of par during the first quarter of 1998.

Cash flows from financing activities generated $207,847,000 for the period January 1, 1998 through March 31, 1998. The cash flows from financing activities resulted from net borrowing on reverse repurchase agreements ($208,882,000) reduced by dividends paid in January 1998 ($1,035,000).

Management anticipates that the Company will continue to purchase single-family mortgage loan pools and will finance the purchase of the mortgage loan pools through existing equity, reverse repurchase agreements, and other sources of financing including CMO's and REMICs. The Company may also realize additional liquidity if the Company's stock warrants are exercised. In order to grow its equity base, the Company may also issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings.


OTHER MATTERS

The Company calculated its Qualified REIT Assets at March 31, 1998, as defined in the Internal Revenue Code ("Code"), to be 97.3% of the value of its total assets, as compared to the federal tax requirement that at least 75% of the value of its total assets must be Qualified REIT Assets. The Company also estimates that 98.0% of its 1998 revenue will qualify for the 75% source of income test and 99.0% of its revenue will qualify for the 95% source of income test under the REIT rules.

The Company believes that it was in full compliance with the REIT tax rules as of March 31, 1998 and intends to remain in compliance with all REIT tax rules and to continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 1998, the Company calculates that it is in compliance with this requirement.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master repurchase agreements; the sufficiency of the Company's working capital, cash flow and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

Investors should carefully consider the various factors identified in the preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including interest rate movements and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including mortgage REITS; and the possible changes, if any, in the Code REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings
               During the first quarter of 1998, there have been no material developments . with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.   Changes in Securities
               Not applicable

Item 3.   Defaults Upon Senior Securities
               Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits filed with this Form 10-Q

               Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc.
               and Hanover Capital Mortgage Holdings, Inc., dated March 30, 1998


          (b)  Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                                        By: /s/ John A Burchett
Dated:            , 1998                    -----------------------------
      ------------------
                                        John A. Burchett
                                        Chairman of the Board of Directors

Dated:             , 1998               By: /s/ Ralph F. Laughlin
      -------------------                   -----------------------------

                                            Ralph F. Laughlin
                                            Chief Financial Officer and
                                            Principal Accounting Officer