Form 10-Q
period 1998-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1998-08-11
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ______________

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

         The registrant had 6,468,799 shares of common stock outstanding as of July 30, 1998.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                      INDEX



PART I.      FINANCIAL INFORMATION

                                                                                                Page No.
                                                                                                --------
           Item 1.         Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           June 30, 1998 and December 31, 1997                                     3

                           Condensed Consolidated Statements of Operations for the Three
                           Months Ended June 30, 1998 and for the Six Months                       4
                           Ended June 30, 1998

                           Condensed Consolidated Statement of Cash Flows for the
                           Six Months Ended June 30, 1998                                          5

                           Notes to Condensed Consolidated Financial Statements                    6-14

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     15-22

           Item 3.         Quantitative and Qualitative Disclosures                                22
                           About Market Risk

PART II.   OTHER INFORMATION

           Item 1.         Legal Proceedings                                                       23
           Item 2.         Changes in Securities                                                   23
           Item 3.         Defaults Upon Senior Securities                                         23
           Item 4.         Submission of Matters to a Vote of Security Holders                     23
           Item 5.         Other Information                                                       23
           Item 6.         Exhibits and Reports on Form 8-K                                        23

Signatures                                                                                         24

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

               ASSETS                                 JUNE 30,      DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
                                                     (unaudited)
Mortgage loans:
  Held for sale                                        $457,033     $160,970
  Held to maturity                                       79,816           --
  Collateral for  mortgage backed bonds                  97,214           --
Mortgage securities, available for sale                 254,711      348,131
Cash and cash equivalents                                16,300        4,022
Accrued interest receivable                               7,462        3,597
Equity investment                                          (200)         100
Notes receivable from related parties                     5,354          482
Other receivables                                         1,646           --
Prepaid expenses and other assets                           786          241
                                                       --------     --------

TOTAL ASSETS                                           $920,122     $517,543
                                                       ========     ========



          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                          $743,249     $435,138
Mortgage backed bonds                                    92,719           --
Accrued interest payable                                  3,139        2,250
Dividends payable                                         1,358        1,035
Due to related party                                        181          540
Accrued expenses and other liabilities                    4,893          482
                                                       --------     --------

              Total liabilities                         845,539      439,445
                                                       --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
   authorized, 10 million shares, issued
   and outstanding, -0- shares
Common stock, par value $.01
   authorized, 90 million shares; 6,468,799 and
   6,466,677 shares outstanding at June 30, 1998
   and December 31, 1997, respectively                       65           65
Additional paid-in-capital                               79,454       79,411
Available for sale securities:
   Unrealized (loss) on investments available for sale   (2,289)        (842)
Retained earnings (deficit)                              (2,647)        (536)
                                                       --------     --------
              Total stockholders' equity                 74,583       78,098
                                                       --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $920,122     $517,543
                                                       ========     ========



      See accompanying notes to condensed consolidated financial statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                               Three Months Ended    Six Months Ended
                                                     June 30,           June 30,
                                                       1998               1998
                                                       ----               ----
REVENUES:
      Interest income                               $ 11,598           $ 20,930
      Interest expense                                10,824             17,997
                                                    --------           --------

         Net interest income                             774              2,933
      Loan loss provision                                 97                148
                                                    --------           --------
         Net interest income after loan loss
                    provision                            677              2,785
      (Loss) on sale of mortgage loans                   (49)               (49)
                                                    --------           --------
            Total revenues                               628              2,736
                                                    --------           --------

EXPENSES:
      General and administrative expenses
         Personnel                                       174                363
         Management and administrative                   168                329
         Due diligence                                   245                420
         Commissions                                      92                217
         Legal and professional                          230                371
         Other                                            69                132
                                                    --------           --------
            Total expenses                               978              1,832
                                                    --------           --------

              Operating income (loss)                   (350)               904

Equity in (loss) of unconsolidated subsidiary           (294)              (300)
                                                    --------           --------

NET INCOME (LOSS)                                   $   (644)          $    604
                                                    ========           ========

BASIC EARNINGS (LOSS) PER SHARE                     $  (0.10)          $   0.09
                                                    ========           ========

DILUTED EARNINGS (LOSS) PER SHARE                   $  (0.10)          $   0.08
                                                    ========           ========



      See accompanying notes to condensed consolidated financial statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                 Six Months
                                                             Ended June 30, 1998
                                                             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     604
   Adjustments to reconcile net income to net cash used
        in operating activities:
        Amortization of net premiums                                  3,601
        Amortization of net deferred expenses                           106
        Loan loss provision                                             147
        Loss on sale of mortgage loans                                   49
        Equity in loss of unconsolidated subsidiary                     300
        (Increase) in accrued interest receivable                    (3,865)
        (Increase) in loans to related parties                       (4,872)
        (Increase) in other receivables                              (1,646)
        (Increase) in prepaid expenses and other assets                (545)
        Increase in accrued interest payable                            889
        (Decrease) in due to related party                             (359)
        Increase in accrued expenses and other liabilities            4,424
                                                                   --------
            Net cash (used in) operating activities                  (1,167)
                                                                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans                                      (542,653)
   Purchase of mortgage securities                                   (4,333)
   Principal payments on mortgage securities                         93,254
   Principal payments on mortgage loans                              40,551
   Proceeds from sale of mortgage loans                              20,118
   Principal payments on collateral for mortgage backed bonds         8,038
                                                                   --------
            Net cash (used in) investing activities                (385,025)
                                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from reverse repurchase agreements                308,111
   Net borrowings from mortgage backed bonds                         92,719
   Exercise of stock warrants                                            33
   Payment of dividends                                              (2,393)
                                                                   --------
            Net cash provided by investing activities               398,470
                                                                   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            12,278

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        4,022
                                                                  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  16,300
                                                                  =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Operating activity-increase in dividends payable ($1,358)
relating to the declaration of dividends in June 1998

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                                   $       1
                                                                  =========

   Interest                                                       $  16,818
                                                                  =========



      See accompanying notes to condensed consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. was incorporated in Maryland on June 10, 1997. In April 1998 Hanover Capital Mortgage Holdings, Inc. acquired 100% of the common stock of Hanover Capital SPC, Inc. Hanover Capital Mortgage Holdings, Inc. is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover Capital Mortgage Holdings, Inc. and its wholly owned subsidiary, Hanover Capital SPC, Inc. (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell and service multifamily loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans from a taxable subsidiary of the Company.

Hanover Capital SPC, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware on April 7, 1998 for the sole purpose of issuing mortgage notes through a private placement (REMIC) offering.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' overallotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. On July 20, 1998 the Company filed a Post Effective Amendment to its Registration Statement in order to allow holders of its warrants to continue to exercise their warrants. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans.

In connection with the closing of the IPO the Company acquired a 97% ownership interest (representing a 100% ownership of the non-voting preferred stock) in Hanover Capital Partners Ltd. and its wholly-owned subsidiaries: Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc., in exchange for 716,667 shares of the Company's common stock. Hanover Capital Partners Ltd. and its wholly-owned subsidiaries, offer due diligence services to buyers, sellers and holders of mortgage loans and originate, sell and service multifamily mortgage loans and commercial loans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiary, Hanover Capital SPC, Inc. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1998 and for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the period from June 10, 1997 (inception) to December 31, 1997.

Because Hanover Capital Mortgage Holdings, Inc. was incorporated on June 10, 1997, there is no comparable statement of operations.

METHOD OF ACCOUNTING

The condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

Calculations for earnings (loss) per share are shown below (dollars in thousands, except per share data):

                                     Three Months Ended  Six Months Ended
                                        June 30, 1998      June 30, 1998
                                     ------------------  ----------------
Basic earnings (loss) per share:
   Net income (loss) [numerator]         $      (644)       $       604
                                         ===========        ===========

   Average common shares
        outstanding [denominator]          6,468,160          6,467,423
                                         ===========        ===========

   Per share                             $     (0.10)       $      0.09
                                         ===========        ===========

Diluted earnings (loss) per share:
   Net income (loss) [numerator]         $      (644)       $       604
                                         ===========        ===========

   Average common shares
        outstanding                        6,468,160          6,467,423
                                         ===========        ===========

   Add: Incremental shares from
           assumed conversion of
           warrants                          115,204            767,912
                                         -----------        -----------
Dilutive potential common shares             115,204            767,912
                                         -----------        -----------

Adjusted weighted average shares
      [denominator]                        6,583,364          7,235,335
                                         ===========        ===========

    Per share                            $     (0.10)       $      0.08
                                         ===========        ===========


3. MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At June 30, 1998 management has made the determination that $457,033,000 of mortgage loans are held for sale and $79,816,000 of mortgage loans are being held to maturity. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. All mortgage loans held to maturity are reported at cost.

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

The following table summarizes the Company's single-family mortgage loan pools, held for sale which are carried at the lower of cost or market (dollars in thousands):

                                           JUNE 30, 1998                     DECEMBER 31, 1997
                                           -------------                     -----------------
                                     Cost                   Mix          Cost                  Mix
                                     ----                   ---          ----                  ---
Mortgage Loans
   Fixed rate                     $ 323,451                71.5%       $106,397               67.1%
   Adjustable rate                  128,996                28.5%         52,392               32.9%
                                  ---------               -----        --------              -----
       Subtotal                     452,447               100.0%        158,789              100.0%
                                                          =====                              =====
   Net deferred loan fees,
       premiums and discounts         4,687                               2,199
   Loan loss reserve                   (101)                                (18)
                                  ---------                            --------

  Carrying value                  $ 457,033                            $160,970
                                  =========                            ========


The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held for sale portfolio (dollars in thousands):

                                                JUNE 30, 1998
                         -----------------------------------------------------------------------------
                         Carrying Value           Principal             Weighted             Weighted
                          of Mortgage             Amount of            Average Net            Average
                             Loans             Mortgage Loans            Coupon            Maturity (1)
                             -----             --------------            ------            ------------
 Fixed Rate                 $327,209              $323,451               7.864%                 154
 Adjustable Rate             129,824               128,996               7.500%                 256
                            --------              --------               -----                  ---
                            $457,033              $452,447               7.760%                 183
                            ========              ========               ======                 ===


                                             DECEMBER 31, 1997
                     ------------------------------------------------------------------------------
                     Carrying Value          Principal              Weighted              Weighted
                      of Mortgage            Amount of             Average Net             Average
                        Loans             Mortgage Loans             Coupon             Maturity (1)
                        -----             --------------             ------             ------------

Fixed Rate            $107,953                 $106,424              8.265%                  242
Adjustable Rate         53,017                   52,365              7.925%                  319
                      --------                 --------              -----                  ----
                      $160,970                 $158,789              8.153%                  267
                      ========                 ========              =====                  ====


(1)   Weighted average maturity reflects the number of months until maturity

The following table summarizes the Company's single-family mortgage loans, held to maturity which are carried at cost (dollars in thousands):

                                 JUNE 30, 1998       DECEMBER 31, 1997
                                 -------------       -----------------
Mortgage Loans
  Fixed Rate                       $ 77,617                 --
  Adjustable Rate                       145                 --
                                   --------           --------
      Subtotal                       77,762                 --
  Net deterred loan fees,
      premiums and discounts          2,070                 --
  Loan loss reserve                     (16)                --
                                   --------           --------
  Carrying value                   $ 79,816                 --
                                   ========           =========


The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held to maturity portfolio (dollars in thousands):

                                                    JUNE 30, 1998
                    Carrying Value        Principal             Weighted      Weighted
                    of Mortgage           Amount of             Average Net   Average
                    Loans                 Mortgage Loans        Coupon        Maturity (1)
                    -----                 --------------        ------        ------------
Fixed Rate         $79,671                   $77,617            8.755%           254
Adjustable Rate        145                       145            7.493%           308
                   -------                   -------            -----            ---
                   $79,816                   $77,762            8.753%           255
                   =======                   =======            =====            ===


The average effective yield for the three months ended June 30, 1998 on the total mortgage loan portfolio, including the amortization of the net premiums paid for the mortgage loans, was 7.371%.

An analysis of the change in the loan loss reserve for the three months ended June 30, 1998 is as follows (dollars in thousands):

Balance at beginning of period       $  69

Loan loss provision                     78
Less amount transferred (2)            (30)
                                     -----

Balance at June 30, 1998             $ 117
                                     =====


(1) weighted average maturity reflects the number of months remaining until maturity

(2) amount of loan loss reserve transferred to collateral for mortgage backed bonds

4. COLLATERAL FOR MORTGAGE BACKED BONDS

In April 1998 the Company issued its first REMIC (real estate mortgage investment conduit) security. Approximately $102,600,000 of single family fixed rate residential loans were assigned as collateral for the Company's mortgage backed bond (REMIC) security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for mortgage backed bonds are reported at cost.

Premiums, discounts and all deferred hedging costs associated with the mortgage loans held as collateral for mortgage backed bonds are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of prepayments.

The following table summarizes the Company's single-family fixed rate mortgage loan pools held as collateral for mortgage backed bonds which are carried at cost (dollars in thousands):

                                                   JUNE 30, 1998
                                                   -------------
                       Fixed rate                  $94,939
                       Net deferred loan
                          fees, premiums and
                          discounts                  2,323
                       Loan loss reserve               (48)
                                                  --------


                       Carrying value              $97,214
                                                   =======


The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds (dollars in thousands):

                                           JUNE 30, 1998
                                           -------------
Carrying Value              Principal Amount
of Collateral for           of Collateral              Weighted                   Weighted
Mortgage Backed             for Mortgage               Average                    Average
Bonds                       Backed Bonds               Net Coupon                 Maturity (1)
-----                       ------------               ----------                 ------------
$97,214                     $94,939                    7.890%                     237
=======                     =======                    ======                     ===


An analysis of the change in loan loss reserve for the three months ended June 30, 1998 is as follows (dollars in thousands):

                              Balance at beginning of period       $-0-
                               Amount transferred (2)               30
                               Loan loss provision                  18
                                                                    --
                               Balance at June 30, 1998            $48
                                                                   ===



(1) weighted average maturity reflects the number of months remaining until maturity

(2) amount of loan loss reserve transferred from mortgage loans held for sale portfolio

5. MORTGAGE SECURITIES

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

The following table summarizes the Company's amortized cost basis and fair value of mortgage securities available for sale (dollars in thousands):

                                         June 30, 1998         December 31, 1997
                                         -------------         -----------------
                                      Available               Available
                                      for Sale       Mix      for Sale       Mix
                                      --------       ---      --------       ---
      Mortgage Securities
            Adjustable rate
            FNMA certificates         $147,149      57.2%     $207,898      59.6%
            FHLMC certificates         105,796      41.2%      141,075      40.4%
                                       -------      ----      --------     -----
                                       252,945      98.4%      348,973     100.0%
      Fixed rate
            FNMA certificate             4,055       1.6%           --        --
                                       -------      ----       -------     -----
       Total amortized cost            257,000     100.0%      348,973     100.0%
                                                  =======                  =====
            Gross unrealized (losses)
                                        (2,289)                   (842)
                                       -------                --------
       Fair  value                    $254,711                $348,131
                                      ========                ========


6. REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts.

At June 30, 1998 the Company had a total of $600 million of mortgage loan reverse repurchase agreement financing available pursuant to master repurchase agreements with three lenders. At June 30, 1998 the Company had outstanding borrowings of $495,217,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.391% for the second quarter of 1998 and a weighted average remaining maturity of less than two months. The reverse repurchase agreements at June 30, 1998 were collateralized by mortgage loans with a cost basis of $526,406,000 (which approximates market value). The Company also used its reverse repurchase agreement financing to finance a portion of the collateral for mortgage backed bonds. At June 30, 1998 the Company had outstanding borrowings of $2,331,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 7.031% for the second quarter of 1998 and a weighted average maturity of less than six months. This reverse repurchase agreement was collateralized at June 30, 1998 with mortgage loans (held as collateral for mortgage backed bonds) with a cost basis of $2,273,000.

At June 30, 1998, the Company had outstanding mortgage securities reverse repurchase agreements of $245,701,000 with a weighted average borrowing rate of 5.616% and a weighted average remaining maturity of less than three months.

Information concerning the reverse repurchase agreements and the pledged collateral at June 30, 1998 is summarized as follows (dollars in thousands):

                                                                                                              Collateral
                                                           Mortgage                 Mortgage                 for Mortgage
                                                          Securities               Loans (2)                 Backed Bonds
                                                          ----------               ---------                 ------------
Reverse Repurchase Agreements
    Average balance during the period (1)                  $272,176                 $332,424                    $1,076
    Average interest rate during period (1)                   5.616%                   6.391%                    7.031%
    Maximum month - end balance during the period          $288,380                 $495,217                    $2,331

Collateral Underlying the Agreements
    Carrying Balance                                       $254,711                 $526,406                    $2,273

(1)   above table reflects the period beginning April 1, 1998 through June
      30, 1998.

(2) collateral includes mortgages held for sale and mortgages held to maturity.

7. AFFILIATED PARTY TRANSACTIONS

The Company has engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The statement of operations of the Company for the three months ended June 30, 1998 includes management and administrative expenses of $168,000, due diligence expenses of $245,000 and commission expenses of $92,000 relating to billings from HCP. At June 30, 1998 the balance sheet of the Company included an amount due HCP of $181,000. During the three months ended June 30, 1998 the Company recorded a loss from its investment in HCP and Subsidiaries of $294,000 (generated from revenues of $1,572,000 and expenses of $1,866,000).

In connection with the original formation transactions in September 1997, the Company agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of the Company's common stock. The loans are secured solely by 116,667 shares of the Company's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable federal tax rate during the month the loans are made. At June 30, 1998 the Company had loaned the Principals the full $1,750,000. The loans bear interest at 6.02% ($482,600 of loans) and 5.70% ($1,267,400 of loans).

In March 1998 the Company agreed to lend up to an additional $1,500,000 in unsecured loans to the Principals, in lieu of incurring the costs and expenses associated with the registration of 100,000 shares of the Company's common stock owned by the Principals. The Company loaned the Principals an additional $1,203,880 in April 1998. The additional loans are due and payable on March 31, 1999 and bear interest at 5.51%. No additional loans are expected to be made to the Principals.

During 1998 the Company advanced funds to HCP pursuant to an unsecured loan agreement. The loans to HCP bear interest at 1.00% below the prime rate. At June 30, 1998 the loans outstanding to HCP totaled $2,400,000.

8. COMMITMENTS AND CONTINGENCIES

At June 30, 1998 the Company had committed to purchase approximately $74,741,000 of fixed and adjustable rate mortgage loans.

9. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). Effective January 1, 1998 the Company adopted SFAS No. 130, which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. The comprehensive loss for the three months and six months ended June 30, 1998 was $1,261,000, and $843,000 which included an unrealized loss on investments available for sale of $617,000 and $1,447,000, respectively.

10. SUBSEQUENT EVENTS

On July 13, 1998 a $0.21 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of June 30, 1998.

On July 31, 1998 the Board of Directors authorized the Company to initiate a stock repurchase program to buy back up to a maximum of 646,880 shares of common stock or 10% of the then existing common stock outstanding from time to time in open market transactions. Any shares so purchased will become treasury shares and will be available for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. was incorporated in Maryland on June 10, 1997. In April 1998, Hanover Capital Mortgage Holdings, Inc. acquired 100% of the common stock of Hanover Capital SPC, Inc. Hanover Capital Mortgage Holdings, Inc. is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover Capital Mortgage Holdings, Inc. and its wholly owned subsidiary, Hanover Capital SPC, Inc. (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell and service multifamily loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans through a taxable subsidiary of the Company.

The Company's principal source of earnings is net interest income generated by the Company's investment portfolio. As of June 30, 1998 the Company's investment portfolio consisted of single-family mortgage loans held for sale, single-family mortgage loans held to maturity, collateral for mortgage backed bonds and mortgage securities available for sale. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. In addition the Company earns net interest income from the yield generated by the portion of the investment portfolio that is funded solely with equity. The cost of the Company's borrowings may increase or decrease through the use of interest rate swaps, caps or floor agreements.

The Company's generation of net income is dependent upon (i) the spread between interest earned on its investment portfolio and the cost of borrowed funds to finance the investment portfolio; and (ii) the aggregate amount of the investment portfolio on the Company's balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates increasing net income in a variety of interest rate and prepayment rate environments and preserves the equity base of the Company. The Company's strategy for its mortgage loan investment portfolio entails (1) efficient acquisition pricing of mortgage loans, (2) financing in the short term by reverse repurchase agreements or lines of credit, (3) hedging in the short term to offset potential adverse effects of changes in interest rates, (4) stratifying and segregating mortgage loans in securitizations to replace short term financing with collateralized mortgage obligation (CMO), real estate mortgage investment conduit (REMIC) or other types of long term debt financing, thereby eliminating the majority of refinancing and interest rate risk and (5) retaining certain residual interests of the securitization resulting in increased yields.

The Company's operating strategy for its mortgage securities investment entails
(1) the efficient acquisition of mortgage securities on a temporary basis to effectively (a) deploy capital and (b) meet certain REIT requirements, (2) financing through reverse repurchase agreements and (3) identifying the appropriate times to sell the mortgage securities to optimize the investment yield to the Company and to free additional capital to fund additional mortgage loan acquisitions.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                  Three Months               Six Months
                                      Ended                    Ended
                                  June 30, 1998            June 30, 1998
                                  -------------            -------------
Net interest income                  $   774                 $ 2,933
Loan (loss) provision                    (97)                   (148)
Loss on sale of mortgages                (49)                    (49)
General and administrative
   (expenses)                           (978)                 (1,832)
Equity in (loss) of
     unconsolidated subsidiary          (294)                   (300)
                                     -------                 -------
Net income (loss)                     $ (644)                $   604
                                     =======                 =======

Basic earnings (loss) per share       $(0.10)                  $0.09
                                     =======                   =====

Dividends declared per share           $0.21                   $0.42
                                       =====                   =====


Net interest income for the three months ended June 30, 1998 totaled $774,000 and net interest income for the six month period ended June 30, 1998 was $2,933,000. The majority of the net interest income for the six month period ended June 30, 1998 was generated by the Company's investment in mortgage loans (94.9%). The balance of net interest income was generated from mortgage securities, collateral for mortgage backed bonds, agency paper investments, cash collateral on deposit with certain mortgage security lenders, a savings account, loans to certain Principals and loans to HCP. Management anticipates that the net interest income generated by mortgage loans will continue to reflect a substantial percentage of total net interest income as the Company continues to grow its mortgage loan investment portfolio. The Company's total mortgage loan holdings including mortgages held as collateral for mortgage backed bonds increased from $160,970,000 at December 31, 1997 to $634,063,000 at June 30,
1998.

The second quarter net interest income was severely impacted by soaring prepayment speeds on the Company's mortgage securities portfolio. As a result of prepayment speeds increasing by more that 42% from the first quarter of 1998 to the second quarter of 1998, the Company reflected premium amortization expense of $2,148,000 in the second quarter of 1998 compared to $903,000 in the first quarter of 1998. The premium amortization is recorded as an adjustment to interest income and accordingly reduced the net interest income on the Company's mortgage securities portfolio from a positive $580,000 in the first quarter to a negative $1,050,000 in the second quarter.

The Company's net interest income from mortgage loans was also negatively impacted by the delay in closing mortgage pool purchases. Actual mortgage loan pool closings occurred closer to the end of the quarter, which reduced the average balance of mortgage loans outstanding during the quarter. Further, the net weighted average coupon rate of mortgage pools purchased in the second quarter of 1998 declined (from 8.017% to 7.524%), with a corresponding decrease in the premiums paid for mortgage pools (average price paid for mortgage loan pools in the first quarter of 1998 was 102.156% as compared to 100.294% in the second quarter of 1998).

A significant portion of the Company's net loss for the second quarter of 1998 resulted from recording the Company's share (on the equity method) of the net loss ($294,000) from its subsidiary - (Hanover Capital Partners Ltd. and Subsidiaries). The loss generated by the subsidiary was $294,000 for the second quarter of 1998 compared to a $6,000 loss in the first quarter of 1998. The Company's subsidiary is a specialty finance company, whose major sources of income are generated from due diligence on mortgage portfolios for third party financial institutions and mortgage origination operations. In the first quarter of 1998 the subsidiary generated sizable revenues from brokerage fees and sale of mortgage servicing rights. No such revenues were recorded in the second quarter of 1998.

The following table reflects the average balances for the Company's investment portfolio as well as the Company's interest bearing liabilities with the corresponding effective rates of interest annualized for the period April 1, 1998 through June 30, 1998 (dollars in thousands):

                                                             Effective
                                               Average        Interest
                                               Balance          Rate
                                              ---------      ---------
Interest Earning Assets
    Mortgage Loans (1)                        $ 370,812        7.371%
    Collateral for mortgage
         backed bonds (2)                        91,152        7.246%
    Mortgage securities                         281,933        3.992%
                                              ---------       ------
                                              $ 743,897        6.075%
                                              =========       ======

Interest bearing liabilities
   Reverse repurchase borrowings
         on mortgage loans                    $ 332,424        6.452%
   Mortgage backed bonds                         87,013        6.908%
   Reverse repurchase borrowings
         on collateral for mortgage
         backed bonds                             1,076        7.031%
   Reverse repurchase borrowings
         on mortgage securities                 272,176        5.616%
                                              ---------       ------
                                              $ 692,689        6.250%
                                              =========       ======

Net Interest Earning Assets                   $  51,208
                                              =========

Net (Negative) Interest Spread                                (0.175%)
                                                              ======

Yield on Net Interest Earning Assets (3)                       3.704%
                                                              ======


(1) Includes mortgage loans held for sale and mortgage loans held to maturity. Loan loss provisions are excluded in the above calculations.

(2)  Loan loss provisions are excluded in the above calculations.

(3) Yield on Net Interest Earning Assets is computed by dividing the applicable net interest income by the average daily balance of Net Interest Earning Assets.

The effective rate for interest earning assets has been adjusted to reflect amortization of premiums paid or discounts received on the acquisition of mortgage loans and mortgage securities. By engaging HCP to perform due diligence on mortgage loans the Company acquires, management believes that premium amounts paid for the purchase of mortgage loans are less than if they were acquired in the market. Net unamortized premiums on the Company's mortgage loans (including both mortgage loans held for sale and mortgage loans held to maturity), collateral for mortgage backed bonds and mortgage securities were $5,405,000, $1,086,000 and $9,371,000 at June 30, 1998 or approximately
1.02%, 1.14% and 3.78% of the respective par value investments in total mortgage loans, collateral for mortgage backed bonds and mortgage securities.

The Company's largest expense is the interest cost on borrowed funds. The majority of funds to finance the investment portfolio in the second quarter of 1998 were borrowed in the form of reverse repurchase agreements, which is indexed to LIBOR. The Company also used interest rate caps to manage its interest rate risk in the second quarter of 1998 and may also in the future use interest rate swaps and financial futures. The net cost of those instruments is included in the cost of funds as a component of interest expense for the period to which it relates.

At June 30, 1998 the Company's mortgage loan investment portfolio comprised 68.9% of total assets in the following types of single family mortgage loans (dollars in thousands, except average loan size):

Mortgage Loan Summary                       Mortgages       Mortgages      Collateral
                                             Held for        Held to       for Mortgage
Fixed Rate Mortgage Loans                      Sale         Maturity       Backed Bonds      Total
-------------------------                      ----         --------       ------------      -----
Face or principal amount                    $323,451        $ 77,617        $ 94,939        $496,007
Carrying value                              $327,254        $ 79,671        $ 97,214        $504,139
Weighted average net coupon                     7.86%           8.76%           7.89%           8.01%
Weighted average maturity (in months)            154             254             237             186
Number of loans                                7,815           1,658           1,254          10,727
Average loan size                           $ 41,389        $ 46,813        $ 75,709        $ 46,239

Adjustable Rate Mortgage (ARM) Loans
------------------------------------
Face or principal amount                    $128,996        $    145              --        $129,141
Carrying value                              $129,779        $    145              --        $129,924
Weighted average net coupon                     7.50%          7.49%              --            7.50%
Weighted average maturity (in months)            256             308              --             256
Number of loans                                1,489               1              --           1,490
Average loan size                           $ 86,632        $145,429              --        $ 86,672

At June 30, 1998 the Company's mortgage securities investment portfolio comprised 27.7% of total assets in the following categories (dollars in thousands):

Federal National Mortgage Association       Adjustable      Fixed
(FNMA) Securities                              Rate         Rate        Total
-----------------                           ----------     ------     ---------
    Par value at purchase date                $200,524     $4,122     $204,646
    June 30, 1998 adjusted principal          $141,726     $3,857     $145,583
    Amortized cost basis                      $147,149     $4,054     $151,203
    Market Value                              $145,844     $4,018     $149,862
    Weighted average net coupon                   7.67%     9.00%         7.71%
    Weighted average maturity (in months)          281       301           282

Federal Home Loan Mortgage Corp.            Adjustable     Fixed
(FHLMC) Securities                             Rate         Rate       Total
------------------                          ----------     -----     ---------
    Par value at purchase date                $136,237        -      $136,237
    June 30, 1998 adjusted principal          $102,045        -      $102,045
    Amortized cost basis                      $105,796        -      $105,796
    Market Value                              $104,849        -      $104,849
    Weighted average net coupon                   7.85%                  7.85%
    Weighted average maturity (in months)          300                    300


General and administrative expenses (G &A expenses) amounted to $978,000 for the second quarter of 1998. G & A expenses consist substantially of expenses relating to the acquisition of and managing the Company's investment portfolio, as well as various other corporate expenses. Most of the G & A expenses are likely to remain relatively stable on a quarterly basis with the possible exception of the following: (1) due diligence, (2) commissions and (3) legal and professional. The due diligence acquisitions will vary based upon various factors, including but not limited to the number of loans purchased, complexity of documentation problems encountered, type of mortgage loans, ease of converting data to the Company's proprietary software system, geographic location, and creditworthiness of the borrower. Commission expense is also directly related to mortgage loans acquired. Commissions are paid on all mortgage loan acquisitions initiated by HCP's sales representatives. However, certain mortgage loan acquisitions are also initiated by the Principals. No commission expense is recorded when the mortgage loan acquisitions are originated by the Principals. Legal and professional fees will also vary based on the usage of various professional firms from time to time.

The Company recorded a loss from its investment in Hanover Capital Partners Ltd. and Subsidiaries of $294,000 for the period April 1, 1998 through June 30, 1998. Summarized operating results for Hanover Capital Partners Ltd and Subsidiaries are shown below (dollars in thousands):

                     Revenues        $1,572
                     Expenses         1,866
                                      -----
                     Net (loss)       ($294)
                                      =====

The Company's net loss for the period April 1, 1998 through June 30, 1998 was ($644,000) or a negative annualized return on equity of 3.28%. The table below highlights the Company's brief historical trends and components of annualized return on average equity.



              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)


                                          Gain (Loss) on                       Equity in
                           Net Interest      Sale of           G & A        Earnings (Loss)      Annualized
       For the              Income/        Securities/       Expense/       of Subsidiary/      Return on
     Quarter Ended          Equity           Equity           Equity            Equity            Equity
     -------------          ------           ------           ------            ------            ------
June 30, 1997 (2)             0.00%           0.00%            0.00%           0.00%            0.00%
September 30, 1997 (3)        4.85%           0.00%            3.59%           0.97%            2.23%
December 31, 1997             7.71%           0.18%            4.26%          (1.41%)           2.22%
March 31, 1998               10.78%           0.00%            4.37%          (0.03%)           6.38%
June 30, 1998                 3.47%          (0.25%)           5.00%          (1.50%)          (3.28%)


(1) Average equity excludes unrealized loss on investments available for sale.

(2) Hanover Capital Mortgage Holdings, Inc. was organized on June 10, 1997, but did not begin operations until September 19, 1997

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

Net cash used in operations for the first six months of 1998 was $1,167,000. Actual cash proceeds generated from net income adjusted for non cash items ($4,807,000) and net increases in liabilities ($5,313,000) were offset by net increases in operating asset accounts ($11,287,000). The most significant operating asset increases were reflected in loans to Principals ($2,472,000), loans to HCP ($2,400,000) and in accrued interest receivable ($3,865,000). The increase in accrued interest receivable is primarily a result of the purchase of mortgage loan pools during 1998.

Net cash used in investing activities amounted to $385,025,000 during the period January 1, 1998 through June 30, 1998. The majority of the cash used in investing activities related to the purchase of assets for the Company's investment portfolio. Mortgage loans were purchased at an average price of 101.21% of par and mortgage securities were purchased at an average price of

105.12% of par during the first half of 1998. Offsetting the cash outlay for purchases of mortgage assets were receipts of principal proceeds from the investment portfolio totaling $141,843,000 during the first six months of 1998.

Cash flows from financing activities generated $398,470,000 for the period January 1, 1998 through June 30, 1998. The cash flows from financing activities resulted from net borrowing on reverse repurchase agreements ($308,111,000), net borrowings on the mortgage backed bonds ($92,719,000) and proceeds from the exercise of 2,112 warrants ($33,000) as reduced by dividends paid in January ($1,035,000) and April ($1,358,000).

Management anticipates that the Company will continue to purchase single-family mortgage loan pools and will finance the purchase of the mortgage loan pools through existing equity, reverse repurchase agreements, and other sources of financing including CMO's and REMICs. The Company may also realize additional liquidity if the Company's stock warrants are exercised. In order to grow its equity base, the Company may also issue additional capital stock. Management especially will consider Company issuance of such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. The Company recently authorized a stock repurchase plan whereby the Company may use a portion of its cash to purchase up to 646,880 shares of the Company's common stock.

OTHER MATTERS

The Company calculated its Qualified REIT Assets at June 30, 1998, as defined in the Internal Revenue Code ("Code"), to be 97.2% of the value of its total assets, as compared to the federal tax requirement that at least 75% of the value of its total assets must be Qualified REIT Assets. The Company also estimates that 97.0% of its 1998 revenue will qualify for the 75% source of income test and 99.0% of its revenue will qualify for the 95% source of income test under the REIT rules.

The Company believes that it was in full compliance with the REIT tax rules as of June 30, 1998 and intends to remain in compliance with all REIT tax rules and to continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interests in real estate" ("Qualifying Interests"). Under current interpretations of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 1998, the Company calculates that it is in compliance with this requirement.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                           Not applicable

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings
                           During the second quarter of 1998, there have been no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.           Changes in Securities
                           Not applicable

Item 3.           Defaults Upon Senior Securities
                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                           Not applicable

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K:

                 (a)     Exhibits filed with this Form 10-Q
                           Ex. 27 Financial Data Schedule


                 (b)     Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

Dated:   August 7, 1998         By:         /s/   John A. Burchett
         --------------                  ---------------------------------
                                         John A. Burchett
                                         Chairman of the Board of Directors

Dated:   August 7, 1998         By:      /s/  Ralph F. Laughlin
         --------------                  ----------------------------------
                                         Ralph F. Laughlin
                                         Chief Financial Officer and
                                         Principal Accounting Officer