Form 10-Q
period 1998-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1998-11-12
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 -Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the transition period from ________ to ________


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

     The registrant had 6,321,899 shares of common stock outstanding as of October 30, 1998.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998

                                      INDEX


PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997                       3

            Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and 1997 and for
            the Nine Months Ended September 30, 1998 and for the Period
            from June 10 to September 30, 1997                             4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and for the Period
            from June 10 to September 30, 1997                             5

            Notes to Condensed Consolidated Financial Statements           6-16

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           17-23

   Item 3.  Quantitative and Qualitative Disclosures                      23
            About Market Risk

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                             24
   Item 2.  Changes in Securities                                         24
   Item 3.  Defaults Upon Senior Securities                               24
   Item 4.  Submission of Matters to a Vote of Security Holders           24
   Item 5.  Other Information                                             24
   Item 6.  Exhibits and Reports on Form 8-K                              24

  Signatures                                                              25

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements


                                      HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except as noted)

                ASSETS                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                                                1998                        1997
                                                                                            -------------               ------------
                                                                                             (unaudited)
Mortgage loans:
  Held for sale                                                                               $   628,332                 $ 160,970
  Held to maturity                                                                                 72,559                        --
  Collateral for  mortgage backed bonds                                                            90,020                        --
Mortgage securities, available for sale                                                           228,506                   348,131
Cash and cash equivalents                                                                           7,045                     4,022
Accrued interest receivable                                                                         7,839                     3,597
Equity investment                                                                                   2,212                       100
Notes receivable from related parties                                                              10,266                       482
Due from related parties                                                                               52                        --
Other receivables                                                                                   1,351                        --
Prepaid expenses and other assets                                                                     734                       241
                                                                                              -----------                 ---------

TOTAL ASSETS                                                                                  $ 1,048,916                 $ 517,543
                                                                                              ===========                 =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                                                                 $   881,215                 $ 435,138
Mortgage backed bonds                                                                              85,330                        --
Accrued interest payable                                                                            4,478                     2,250
Dividends payable                                                                                   1,075                     1,035
Due to related party                                                                                   --                       540
Accrued expenses and other liabilities                                                              6,404                       482
                                                                                              -----------                 ---------

         Total liabilities                                                                        978,502                   439,445
                                                                                              -----------                 ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares
Common stock, par value $.01
  authorized, 90 million shares; 6,324,899 and
  6,466,677 shares outstanding at September 30,
  1998 and December 31, 1997, respectively                                                             65                        65
Additional paid-in-capital                                                                         79,414                    79,411
Available for sale securities:
  Unrealized (loss) on investments available for sale                                              (4,365)                     (842)
Retained earnings (deficit)                                                                        (3,376)                     (536)
Treasury stock - at cost                                                                           (1,324)                       --
                                                                                              -----------                 ---------
         Total stockholders' equity                                                                70,414                    78,098
                                                                                              -----------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 1,048,916                 $ 517,543
                                                                                              ===========                 =========


      See accompanying notes to condensed consolidated financial statements

                                      HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (in thousands, except per share data)
                                                            (unaudited)


                                                                 Three Months Ended
                                                                    September 30,        Nine Months Ended   Period from June 10
                                                                 -------------------       September 30,       to September 30,
                                                                 1998           1997           1998                 1997
                                                                 ----           ----           ----                 ----
REVENUES:
   Interest income                                             $ 15,256          $254        $ 36,186               $254
   Interest expense                                              13,564           126          31,561                126
                                                               --------          ----        --------               ----

     Net interest income                                          1,692           128           4,625                128
   Loan loss provision                                              130            --             278                 --
                                                               --------          ----        --------               ----
     Net interest income after loan loss
            provision                                             1,562           128           4,347                128
   (Loss) on sale of mortgage loans                                  --            --             (49)                --
                                                               --------          ----        --------               ----
       Total revenues                                             1,562           128           4,298                128
                                                               --------          ----        --------               ----

EXPENSES:
   General and administrative expenses
     Personnel                                                      172            --             535                 --
     Management and administrative                                  193            37             522                 37
     Due diligence                                                  158            45             578                 45
     Commissions                                                     65            --             282                 --
     Legal and professional                                         278            11             649                 11
     Other                                                           62             2             194                  2
                                                               --------          ----        --------               ----
       Total expenses                                               928            95           2,760                 95
                                                               --------          ----        --------               ----

       Operating income                                             634            33           1,538                 33

Equity in earnings (loss) of unconsolidated
       subsidiary                                                  (288)           26            (588)                26
                                                               --------          ----        --------               ----

NET INCOME                                                     $    346          $ 59        $    950               $ 59
                                                               ========          ====        ========               ====


BASIC EARNINGS  PER SHARE                                      $   0.05          $.07        $   0.15               $.09
                                                               ========          ====        ========               ====

DILUTED EARNINGS  PER SHARE                                    $   0.05          $.07        $   0.15               $.09
                                                               ========          ====        ========               ====


      See accompanying notes to condensed consolidated financial statements

                                 HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                       (unaudited)

                                                                                      Nine Months          Period from June 10
                                                                              Ended September 30, 1998    to September 30, 1997
                                                                              ------------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $     950                $      59
   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
        Amortization of net premiums and deferred expenses                                 5,515
        Loan loss provision                                                                  278
        Loss on sale of mortgage loans                                                        49
        Equity in (earnings) loss of unconsolidated subsidiary                               588                      (26)
       (Increase) in accrued interest receivable                                          (4,242)                    (538)
       (Increase) in loans to related parties                                             (9,784)
       (Increase) in other receivables                                                    (1,351)
       (Increase) in prepaid expenses and other assets                                      (493)                    (167)
        Increase in accrued interest payable                                               2,228                      125
        Increase (decrease) in due to related party                                         (592)                      92
        Increase in accrued expenses and other liabilities                                 5,923                    1,039
                                                                                       ---------                ---------
           Net cash provided by (used in) operating activities                              (931)                     584
                                                                                       ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans                                                          (866,673)                 (21,502)
    Purchase of mortgage securities                                                       (4,333)
    Principal payments on mortgage securities                                            133,597
    Principal payments on mortgage loans                                                 182,514
    Proceeds from sale of mortgage loans                                                  20,118
    Principal payments on collateral for mortgage backed bonds                            15,096
                                                                                       ---------                ---------
         Net cash (used in) investing activities                                        (519,681)                 (21,502)
                                                                                       ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from reverse repurchase agreements                                     446,077                  142,531
   Net borrowings from mortgage backed bonds                                              85,330
   Net proceeds of offering                                                                   --                   79,122
   Exercise of stock warrants - net                                                            3                       --
   Equity investment in HCP                                                               (2,700)                      --
   Payment of dividends                                                                   (3,751)                      --
   Treasury stock purchases                                                               (1,324)                      --
                                                                                       ---------                ---------
       Net cash provided by investing activities                                         523,635                  221,653
                                                                                       ---------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,023                  200,735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             4,022                       --
                                                                                       ---------                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   7,045                $ 200,735
                                                                                       =========                =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Operating activity- increase in dividends payable ($1,075) relating to the declaration of dividends in September 1998.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
            Income taxes                                                               $       1                       --
                                                                                       =========                =========
            Interest                                                                   $  29,043                       --
                                                                                       =========                =========

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

In connection with the closing of the IPO the Company acquired a 97% ownership interest (representing a 100% ownership of the non-voting preferred stock) in Hanover Capital Partners Ltd. and its wholly-owned subsidiaries: Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc., in exchange for 716,667 shares of the Company's common stock. Hanover Capital Partners Ltd. ("HCP") and its wholly-owned subsidiaries, offer due diligence services to buyers, sellers and holders of mortgage loans and originate, sell and service multifamily mortgage loans and commercial loans.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiary, Hanover Capital SPC, Inc. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1998 and for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the period from June 10, 1997 (inception) to December 31, 1997.

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

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                               Three Months Ended               Nine Months Ended
                                               September 30, 1998               September 30, 1998
                                               ------------------               ------------------
Basic earnings per share:
   Net income [numerator]                           $     346                        $     950
                                                    =========                        =========

   Average common shares
        outstanding [denominator]                   6,417,947                        6,450,749
                                                    =========                        =========

    Per share                                       $    0.05                        $    0.15
                                                    =========                        =========

Diluted earnings per share:
   Net income [numerator]                           $     346                        $     950
                                                    =========                        =========

   Average common shares
        outstanding                                 6,417,947                        6,450,749
                                                    ---------                        ---------

   Add: Incremental shares from
           assumed conversion of
           warrants                                       -0-                              -0-
                                                    ---------                        ---------
Dilutive potential common shares                          -0-                              -0-
                                                    ---------                        ---------
Adjusted weighted average shares
      [denominator]                                 6,417,947                        6,450,749
                                                    =========                        =========

    Per share                                       $    0.05                        $    0.15
                                                    =========                        =========


3.   MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At September 30, 1998 management has made the determination that $628,332,000 of mortgage loans are held for sale, $72,559,000 of mortgage loans are being held to maturity and, $90,020,000 of mortgage loans are held as collateral for mortgage backed bonds. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. All mortgage loans held to maturity are reported at cost.

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

The following table summarizes the Company's single-family mortgage loan pools, held for sale which are carried at the lower of cost or market (dollars in thousands):

                                              SEPTEMBER 30, 1998                  DECEMBER 31, 1997
                                              ------------------                  -----------------
                                             Cost             Mix              Cost              Mix
                                             ----             ---              ----              ---
Mortgage Loans
     Fixed rate                            $511,003           82.9%          $106,397           67.1%
     Adjustable rate                        105,766           17.1%            52,392           32.9%
                                           --------          -----           --------          -----
         Subtotal                           616,769          100.0%           158,789          100.0%
                                                             =====                             =====
     Net deferred loan fees,
         premiums and discounts              11,751                             2,199
     Loan loss reserve                         (188)                              (18)
                                           --------                          --------

    Carrying value                         $628,332                          $160,970
                                           ========                          ========


The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held for sale portfolio (dollars in thousands):


                                                           SEPTEMBER 30, 1998
                           ------------------------------------------------------------------------------
                           Carrying Value             Principal              Weighted          Weighted
                            of Mortgage               Amount of            Average Net          Average
                               Loans               Mortgage Loans             Coupon         Maturity (1)
                               -----               --------------             ------         ------------
 Fixed Rate                   $522,030                $511,003                7.731%              226
   Adjustable Rate             106,302                 105,766                7.479%              274
                              --------                --------                -----               ---
                              $628,332                $616,769                7.688%              234
                              ========                ========                =====               ===

                                                 DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------
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
                             ========                 ========                =====               ===


(1)  Weighted average maturity reflects the number of months until maturity

The following table summarizes the Company's single-family mortgage loans, held to maturity which are carried at cost (dollars in thousands):


                                     SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                     ------------------      -----------------
Mortgage Loans
  Fixed Rate                              $70,490                    --
  Adjustable Rate                             145
                                          -------               -------
      Subtotal                             70,635                    --
  Net deterred loan fees,                                            --
      premiums and discounts                1,953                    --
  Loan loss reserve                           (29)                   --
                                          -------               -------
  Carrying value                          $72,559                    --
                                          =======               =======

The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held to maturity portfolio (dollars in thousands):


                                                  SEPTEMBER 30, 1998
                                                  ------------------
                      Carrying Value          Principal            Weighted          Weighted
                       of Mortgage            Amount of           Average Net         Average
                           Loans           Mortgage Loans           Coupon          Maturity (1)
                      --------------       --------------         -----------       ------------
Fixed Rate               $72,414               $70,490               8.740%             252
Adjustable Rate              145                   145               7.500%             305
                         -------               -------               ------             ---
                         $72,559               $70,635               8.738%             252
                         =======               =======               ======             ===


The average effective yield for the three months ended September 30, 1998 on the total mortgage loan portfolio, including the amortization of the net premiums paid for the mortgage loans, was 7.489%.

An analysis of the change in the loan loss reserve for the three months ended September 30, 1998 is as follows (dollars in thousands):

        Balance at beginning of period               $117
        Loan loss provision                           111
        Less amount transferred (2)                   (11)
                                                     ----
        Balance at September 30, 1998                $217
                                                     ====

(1) weighted average maturity reflects the number of months remaining until maturity
(2) amount of loan loss reserve transferred to mortgage securities in connection with a swap of $17,404,000 of fixed rate mortgage loans for FNMA mortgage securities.

4.   COLLATERAL FOR MORTGAGE BACKED BONDS

In April 1998 the Company issued its first REMIC (real estate mortgage investment conduit) security. $102,976,872 of single family fixed rate residential loans were assigned as collateral for the Company's mortgage backed bond (REMIC) security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for mortgage backed bonds are reported at cost.

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

The following table summarizes the Company's single-family fixed rate mortgage loan pools held as collateral for mortgage backed bonds which are carried at cost (dollars in thousands):


                                                     SEPTEMBER 30, 1998
                                                     ------------------
        Fixed rate                                       $87,881
        Net deferred loan
          fees, premiums and discounts                     2,204
        Loan loss reserve                                    (65)
                                                         -------

        Carrying value                                   $90,020
                                                         =======

The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds (dollars in thousands):


                               SEPTEMBER 30, 1998
                               ------------------
Carrying Value           Principal Amount
of Collateral for        of Collateral           Weighted           Weighted
Mortgage Backed          for Mortgage            Average            Average
Bonds                    Backed Bonds            Net Coupon         Maturity (1)
-----------------        ----------------        -----------        ------------
$90,020                  $87,881                 7.818%             234
=======                  =======                 ======             ===

An analysis of the change in loan loss reserve for the three months ended September 30, 1998 is as follows (dollars in thousands):

                    Balance at beginning of period        $48
                    Loan loss provision                    17
                                                          ---
                    Balance at September 30, 1998         $65
                                                          ===

(1) weighted average maturity reflects the number of months remaining until maturity

5.   MORTGAGE SECURITIES

The Company's policy is to classify its mortgage securities as available-for-sale as they are acquired and each asset is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held-to-maturity. All mortgage securities designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

The following table summarizes the Company's amortized cost basis and fair value of mortgage securities available for sale (dollars in thousands):


                                  September 30, 1998       December 31, 1997
                                  ------------------      -------------------
                                  Available               Available
                                  for Sale       Mix       for Sale       Mix
                                  ---------      ---      ---------       ---
Mortgage Securities
 Adjustable  rate
 FNMA certificates                $ 86,373      37.1%      $207,898      59.6%
 FHLMC certificates                125,236      53.8%       141,075      40.4%
                                  --------     -----       --------     -----
                                   211,609      90.9%       348,973     100.0%
Fixed rate
 FNMA certificates                  21,275       9.1%
                                  --------     -----       --------     -----
 Total amortized cost              232,884     100.0%       348,973     100.0%
                                               =====                    =====
    Gross unrealized (losses)       (4,365)                    (842)
     Loan loss reserve                 (13)                      --
                                  --------                 --------
 Fair value                       $228,506                 $348,131
                                  ========                 ========

6.   EQUITY INVESTMENT

The Company recorded its investment in HCP on the equity method. The Company is entitled to 97% of the earnings or losses of HCP through its ownership of all of the non-voting preferred stock of HCP. Summarized financial information for HCP is detailed below:

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                         (in thousands, except as noted)
                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                                $     202
  Receivables from related parties                                          308
  Other current assets                                                    2,133
                                                                      ---------
       Total current assets                                               2,643
INVESTMENT IN MORTGAGE LOANS                                            103,010
PROPERTY AND EQUIPMENT - Net                                                166
INCOME TAX RECEIVABLE                                                       639
DUE FROM OFFICER                                                             54
OTHER ASSETS                                                                186
                                                                      ---------
TOTAL ASSETS                                                          $ 106,698
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $     533
  Reverse repurchase agreement                                           96,507
  Note payable to related party                                           7,312
  Other current liabilities                                                  60
                                                                      ---------
       Total current liabilities                                        104,412
STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000 shares authorized,
   97,000 shares outstanding                                                  1
  Common stock:
   Class A: $.01 par value, 5,000 shares authorized and
     3,000 shares outstanding                                                --
  Additional paid-in capital                                              2,841
  Retained earnings (deficit)                                              (556)
                                                                      ---------
       Total stockholders' equity                                         2,286
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 106,698
                                                                      =========

                 HANOVER CAPITAL PARTNERS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                              Three Months        Nine Months
                                                 Ended               Ended
                                           September 30, 1998 September 30, 1998
                                           -------------------------------------
REVENUES:
  Due diligence fees                             $ 1,295          $ 3,534
  Mortgage sales and servicing                       175              816
  Loan brokering and other income                    164              487
  Net interest income - mortgage loans                 7                7
                                                --------------------------
       Total revenues                              1,641            4,844
                                                --------------------------
EXPENSES:
  Personnel expense                                1,640            4,232
  General and administrative expense                 135              457
  Other expenses                                     282              928
  Interest expense                                    51              114
  Depreciation and amortization                       29               83
                                                --------------------------
       Total expenses                              2,137            5,814
                                                --------------------------

(LOSS) BEFORE INCOME TAX BENEFIT                    (496)            (970)
INCOME TAX (BENEFIT)                                (197)            (382)
                                                --------------------------
NET (LOSS)                                         ($299)           ($588)
                                                ==========================

BASIC (LOSS) PER SHARE                           ($99.88)        ($196.01)
                                                ==========================


HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence, mortgage and investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is an originator and servicer of multifamily mortgage loans. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission.

On September 30, 1998 HCP expanded its traditional areas of business to purchase a fixed and adjustable rate mortgage pool for $103.8 million including accrued interest. This purchase was funded by an advance from the Company of $7.3 million and reverse repurchase financing of approximately $96.5 million.

HCP's policy is to classify each of its mortgage loans as held as for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At September 30, 1998 all of the mortgage loans were classified as held for sale, loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Premiums and discounts associated with the purchase of mortgage loans are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments. Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts.

At September 30, 1998 HCP had a total of $200 million of uncommitted mortgage loan reverse repurchase agreement financing available pursuant to a master repurchase agreement. At September 30, 1998 HCP had outstanding borrowings of $96,507,000 under the above mentioned reverse repurchase agreement with a borrowing rate of 6.075% and a maturity of less than one month. The reverse repurchase agreement was collateralized by mortgage loans with a cost basis of $103,010,000 (which approximates market value).

7.   REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts.

At September 30, 1998 the Company had a total of $707 million of uncommitted mortgage loan reverse repurchase agreement financing available pursuant to master repurchase agreements with three lenders. At September 30, 1998 the Company had outstanding borrowings of $659,319,000 under the above mentioned reverse repurchase agreements with a borrowing rate of 6.333% for the third quarter of 1998 and a maturity of less than two months. The reverse repurchase agreements at September 30, 1998 were collateralized by mortgage loans with a cost basis of $700,473,000 (which approximates market value).

The Company also uses its reverse repurchase agreement financing to finance a portion of the collateral for mortgage backed bonds. At September 30, 1998, the Company had outstanding borrowings of $294,000 with a weighted average borrowing rate of 6.145% for the third quarter of 1998 and a weighted average remaining maturity of less than one month.

At September 30, 1998, the Company had outstanding mortgage securities reverse repurchase agreement financing of $221,602,000 with a weighted average borrowing rate of 5.701% for the third quarter of 1998 and a weighted average remaining maturity of less than one month.

Information concerning the reverse repurchase agreements and the pledged collateral at September 30, 1998 is summarized as follows (dollars in thousands):

                                                                                    Collateral
                                                            Mortgage               for Mortgage               Mortgage
                                                            Loans (2)              Backed Bonds              Securities
                                                            ---------              ------------              ----------
Reverse Repurchase Agreements
    Average balance during the period (1)                   $523,403                 $  203                  $241,388
    Average interest rate during period (1)                    6.333%                 6.145%                    5.701%
    Maximum month-end balance during the period             $659,319                 $2,331                  $249,450
    Collateral Underlying the Agreements
    Carrying Balance                                        $700,473                 $  403                  $228,506


(1) above table reflects the period beginning July 1, 1998 through September 30, 1998.
(2)  collateral includes mortgages held for sale and mortgages held to maturity.

8.   AFFILIATED PARTY TRANSACTIONS

The Company has engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The statement of operations of the Company for the three months ended September 30, 1998 includes management and administrative expenses of $193,000, due diligence expenses of $158,000 and commission expenses of $65,000 relating to billings from HCP. At September 30, 1998 the balance sheet of the Company included an amount due from HCP of $52,000. During the three months ended September 30, 1998 the Company recorded a loss from its investment in HCP and Subsidiaries of $288,000.

In connection with the original formation transactions in September 1997, the Company agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of the Company's common stock. The loans are secured solely by 116,667 shares of the Company's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable federal tax rate during the month the loans are made. At September 30, 1998 the Company had loaned the Principals the full $1,750,000. The loans bear interest at 6.02% ($482,600 of loans) and 5.70% ($1,267,400 of loans).

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

During 1998 the Company advanced funds to HCP pursuant to an unsecured loan agreement. The loans to HCP bear interest at 1.00% below the prime rate. At September 30, 1998 the loans outstanding to HCP totaled $7,312,472. The Company agreed to lend $7,312,472 to HCP on September 30, 1998 in order for HCP to purchase a $103 million fixed and adjustable rate mortgage pool.

In September 1998 the Company made a capital contribution of $2,700,000 to HCP. A prorata capital contribution was made by the shareholders owning common stock, maintaining the 97% - 3% ownership relationship.

9.   TREASURY STOCK

Pursuant to a stock repurchase program that began in July 1998, the Company repurchased a total of 143,900 shares of its common stock in August and September.

10.  ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). Effective January 1, 1998 the Company adopted SFAS No. 130, which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. The comprehensive loss for the three months and the nine months ended September 30, 1998 was $1,730,000, and $2,573,000 which included an unrealized loss on investments available for sale of $2,076,000 and $3,523,000, respectively.

11.  SUBSEQUENT EVENTS

On October 16, 1998 a $0.17 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of September 30, 1998.

During October 1998 the Company sold all of its adjustable rate mortgage securities and the majority of its fixed rate mortgage securities for a loss of approximately $6.9 million.

During October 1998 the Company swapped approximately $ 54 million of mortgage loan assets for FNMA mortgage securities. These mortgage securities were subsequently sold at a gain in excess of $500,000.

On October 30, 1998 the Company contributed certain fixed rate mortgage loans ($317 million) and the related reverse repurchase agreement financing ($308 million) to Hanover Capital Partners 2, Inc. in exchange for a 100% preferred equity interest in Hanover Capital Partners 2, Inc. A wholly-owned subsidiary of Hanover Capital Partners, 2, Inc. issued a REMIC security with the mortgage loans as collateral for the security. The AAA rated bonds were sold to a third party and the Company retained all of the junior bonds relating to this security. At October 30, 1998, the carrying value of the junior bonds classified as available for sale would require a market value allowance of approximately $2.5 million.

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

The Company's principal source of earnings is net interest income generated by the Company's investment portfolio. As of September 30, 1998 the Company's investment portfolio consisted of single-family mortgage loans held for sale, single-family mortgage loans held to maturity, collateral for mortgage backed bonds, and mortgage securities available for sale. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. In addition the Company earns net interest income from the yield generated by the portion of the investment portfolio that is funded solely with equity. The cost of the Company's borrowings may increase or decrease through the use of interest rate swaps, caps or floor agreements.

The Company's generation of net income is dependent upon (i) the spread between interest earned on its investment portfolio and the cost of borrowed funds to finance the investment portfolio; and (ii) the aggregate amount of the investment portfolio on the Company's balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates increasing net income in a variety of interest rate and prepayment rate environments and preserves the equity base of the Company. The Company's primary strategy for its mortgage loan investment portfolio entails (1) efficient acquisition pricing of mortgage loans, (2) financing in the short term by reverse repurchase agreements or lines of credit, (3) hedging in the short term to offset potential adverse effects of changes in interest rates, (4) stratifying and segregating mortgage loans in securitizations to replace short term financing with collateralized mortgage obligation (CMO), real estate mortgage investment conduit (REMIC) or other types of long term debt financing, thereby eliminating the majority of refinancing and interest rate risk and (5) retaining certain residual interests of the securitization resulting in increased yields .

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

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                         Three Months              Nine Months       Period from
                                             Ended                    Ended           June 10 to
                                         September 30,            September 30,      September 30,
                                       -----------------          -------------      ------------
                                       1998         1997              1998               1997
                                       ----         ----              ----               ----
Net interest income                  $ 1,692        $ 128            $ 4,625              128
Loan (loss) provision                   (130)          --               (278)              --
(Loss) on sale of mortgages               --           --                (49)              --
General and administrative
   (expenses)                           (928)         (95)            (2,760)             (95)
Equity in earnings (loss) of
     unconsolidated subsidiary          (288)          26               (588)              26
                                     -------        -----            -------            -----
Net income                           $   346        $  59            $   950            $  59
                                     =======        =====            =======            =====

Basic earnings per share             $  0.05        $0.07            $  0.15            $0.09
                                     =======        =====            =======            =====

Dividends declared per share         $  0.17        $0.16            $  0.59            $0.16
                                     =======        =====            =======            =====


Net interest income for the three months ended September 30, 1998 totaled $1,692,000 and net interest income for the nine month period ended September 30, 1998 was $4,625,000. The majority of the net interest income for the nine month period ended September 30, 1998 was generated by the Company's investment in mortgage loans. The balance of net interest income was generated from mortgage securities, collateral for mortgage backed bonds, agency paper investments, cash collateral on deposit with certain mortgage security lenders, a savings account, loans to certain Principals and loans to HCP. Management anticipates that the net interest income generated by mortgage loans will continue to reflect a substantial percentage of the Company's total net interest income. The Company's total mortgage loan holdings including mortgages held as collateral for mortgage backed bonds increased from $160,970,000 at December 31, 1997 to $790,911,000 at September 30, 1998.

Third quarter net interest income from the Company's mortgage loan portfolio, including mortgages held as collateral for mortgage backed bonds, was $2,185,000 compared to $1,525,000 in the second quarter; an increase of 43.3%. The substantial increase in the net interest income resulted from the volume of mortgage pool acquisitions in late June through September. These acquisitions, offset by normal principal reductions and prepayments, resulted in an increase in the average balance of mortgage loans held from $370.81 million in the second quarter to $566.46 million in the third quarter.

The third quarter net interest income continued to be negatively impacted by high prepayment speeds on the Company's mortgage securities portfolio. The Company reflected premium amortization of $1,519,000 in the third quarter of 1998 as compared to $2,148,000 and $903,000 in the second quarter and first quarter of 1998, respectively. The premium amortization is recorded as an adjustment to interest income and accordingly reduces the net interest income on the Company's mortgage securities portfolio.

The Company's net income was again detrimentally impacted by the losses generated by its equity investment in HCP. A net loss of $288,000 from HCP was recorded by the Company in the third quarter of 1998 compared to losses of $294,000 and $6,000 in the second quarter and first quarter of 1998, respectively.

The following table reflects the average balances for the Company's investment portfolio as well as the Company's interest bearing liabilities with the corresponding effective rates of interest annualized for the period July 1, 1998 through September 30, 1998 (dollars in thousands):

                                                             Effective
                                         Average             Interest
                                         Balance               Rate
                                         -------             ---------
Interest Earning Assets
    Mortgage Loans (1)                   $566,456              7.489%
    Collateral for mortgage
         backed bonds (2)                  91,980              7.071%
    Mortgage securities (2)               243,299              4.528%
                                         --------              -----
                                         $901,735              6.648%
                                         ========              =====

Interest Bearing Liabilities
  Reverse repurchase borrowings
      on mortgage loans                  $523,403              6.377%
  Mortgage backed bonds                    87,524              6.766%
  Reverse repurchase borrowings
      on collateral for mortgage
         backed bonds                         203              6.145%
  Reverse repurchase borrowings
      on mortgage securities              241,388              5.701%
                                         --------              -----
                                         $852,518              6.364%
                                         ========              =====

Net Interest Earning Assets              $ 49,217
                                         ========
Net  Interest Spread                                           0.284%
                                                               ======
Yield on Net Interest Earning
     Assets (3)                                               11.562%
                                                              =======


(1) Includes mortgage loans held for sale and mortgage loans held to maturity. Loan loss provisions are excluded in the above calculations.
(2)  Loan loss provisions are excluded in the above calculations.
(3) Yield on Net Interest Earning Assets is computed by dividing the applicable net interest income by the average daily balance of Net Interest Earning Assets.

The effective rate for interest earning assets has been adjusted to reflect amortization of premiums paid or discounts received on the acquisition of mortgage loans and mortgage securities. By engaging HCP to perform due diligence on mortgage loans the Company acquires, management believes that premium amounts paid for the purchase of mortgage loans are less than if they were acquired in the market. Net unamortized premiums on the Company's mortgage loans (including both mortgage loans held for sale and mortgage loans held to maturity), collateral for mortgage backed bonds and mortgage securities were $7,712,000, $983,000 and $8,166,000 at September 30, 1998 or approximately 1.12%, 1.11% and
3.63% of the respective par value investments in total mortgage loans, collateral for mortgage backed bonds and mortgage securities.

The Company's largest expense is the interest cost on borrowed funds. The majority of funds to finance the investment portfolio in the third quarter of 1998 were borrowed in the form of reverse repurchase agreements, which is indexed to LIBOR. The Company also used interest rate caps to manage its interest rate risk and may also in the future use interest rate swaps and financial futures. The net cost of those instruments is included in the cost of funds as a component of interest expense for the period to which it relates.

At September 30, 1998 the Company's mortgage loan investment portfolio comprised 75.4% of total assets in the following types of single family mortgage loans (dollars in thousands, except average loan size):


Mortgage Loan Summary                       Mortgages       Mortgages      Collateral
                                            Held for         Held to      for Mortgage
                                              Sale          Maturity      Backed Bonds      Total
                                              ----          --------      ------------      -----
FIXED RATE MORTGAGE LOANS

Face or principal amount                    $511,003        $ 70,490        $87,881        $669,374
Carrying value                              $522,030        $ 72,414        $90,020        $684,464
Weighted average net coupon                     7.73%           8.74%          7.82%           7.85%
Weighted average maturity (in months)            226             252            234             230
Number of loans                                9,255           1,518          1,181          11,954
Average loan size                           $ 55,214        $ 46,436        $74,412        $ 55,996

ADJUSTABLE RATE MORTGAGE (ARM) LOANS

Face or principal amount                    $105,766        $    145             --        $105,911
Carrying value                              $106,302        $    145             --        $106,447
Weighted average net coupon                     7.48%           7.50%            --            7.48%
Weighted average maturity (in months)            274             305             --             274
Number of loans                                1,122               1             --           1,123
Average loan size                           $ 94,265        $144,986             --        $ 94,310


At September 30, 1998 the Company's mortgage securities investment portfolio comprised 21.8% of total assets in the following categories (dollars in thousands):


                                                    Adjustable              Fixed
                                                       Rate                 Rate                Total
                                                       ----                 ----                -----
FEDERAL NATIONAL MORTGAGE ASSOCIATION
(FNMA) SECURITIES
    Par value at purchase date                      $200,524              $21,663             $222,187
    September 30, 1998 adjusted principal           $120,496              $20,750             $141,246
    Amortized cost basis                            $125,236              $21,275             $146,511
    Market Value                                    $122,726              $21,190             $143,916
    Weighted average net coupon                         7.49%               7.93%                 7.56%
    Weighted average maturity
            (in months)                                  276                 297                   279


                                                    Adjustable              Fixed
                                                       Rate                 Rate                Total
                                                       ----                 ----                -----
FEDERAL HOME LOAN MORTGAGE CORP.
(FHLMC) SECURITIES
    Par value at purchase date                      $136,237                 -                $136,237
    September 30, 1998 adjusted principal           $ 83,444                 -                 $83,444
    Amortized cost basis                            $ 86,373                 -                 $86,373
    Market Value                                    $ 84,590                 -                 $84,590
    Weighted average net coupon                         7.70%                -                    7.70%
    Weighted average maturity                                                -
            (in months)                                  294                 -                     294


General and administrative expenses (G &A expenses) totaled $928,000 for the third quarter of 1998. G & A expenses consist substantially of expenses relating to the acquisition of and management of the Company's investment portfolio, as well as various other corporate expenses. Most of the G & A expenses are likely to remain relatively stable on a quarterly basis with the possible exception of the following: (1) due diligence, (2) commissions and (3) legal and professional. The due diligence expenses will vary based upon various factors, including but not limited to the number of loans purchased, complexity of documentation problems encountered, type of mortgage loans, ease of converting data to the Company's proprietary software system, geographic location, and creditworthiness of the borrower. Commission expense is also directly related to mortgage loans acquired. Commissions are paid on all mortgage loan acquisitions initiated by HCP's sales representatives. However, certain mortgage loan acquisitions are also initiated by the Principals. No commission expense is recorded when the mortgage loan acquisitions are originated by the Principals. Legal and professional fees will also vary based on the usage of various professional firms from time to time.

The Company recorded a loss from its investment in Hanover Capital Partners Ltd. and Subsidiaries of $288,000 for the period July 1, 1998 through September 30, 1998. Summarized operating results for Hanover Capital Partners Ltd and Subsidiaries representing the Company's 97% ownership interest are shown below (dollars in thousands):

                     Revenues       $ 1,591
                     Expenses        (1,379)
                                    -------
                     Net (loss)       ($288)
                                    =======


The Company's net income for the period July 1, 1998 through September 30, 1998 was $346,000 or an annualized return on equity of 1.82% . The table below highlights the Company's historical trends and components of annualized return on average equity.


              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                        Gain (Loss) on                        Equity in
                          Net Interest      Sale of           G & A        Earnings (Loss)     Annualized
         For the             Income/      Securities/       Expense/       of Subsidiary/      Return on
      Quarter Ended          Equity         Equity           Equity            Equity            Equity
      -------------          ------         ------           ------            ------            ------
June 30, 1997 (2)             0.00%         0.00%            0.00%             0.00%             0.00%
September 30, 1997 (3)        4.85%         0.00%            3.59%             0.97%             2.23%
December 31, 1997             7.71%         0.18%            4.26%            (1.41%)            2.22%
March 31, 1998               10.78%         0.00%            4.37%            (0.03%)            6.38%
June 30, 1998                 3.47%        (0.25%)           5.00%            (1.50%)           (3.28%)
September 30, 1998            8.23%         0.00%            4.89%            (1.52%)            1.82%

(1)  Average equity excludes unrealized loss on investments available for sale.

(2) Hanover Capital Mortgage Holdings, Inc. was organized on June 10, 1997, but did not begin operations until September 19, 1997

(3) Average equity is based on equity balances at September 19, 1997 (IPO date) and equity balances at September 30, 1997, excluding unrealized loss on investments available for sale.

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

Net cash used in operations for the first nine months of 1998 was $931,000. Actual cash proceeds generated from net income adjusted for non cash items ($7,379,000) and net changes in operating assets and liabilities ($1,474,000) were offset by loans to related parties ($9,784,000). Loans to Principals totaled $2,472,000 and loans to HCP totaled $7,312,000. The Company advanced $7,312,000 to HCP on September 30, 1998 to assist HCP in the purchase of a $103 million fixed and adjustable rate single-family mortgage loan pool.

Net cash used in investing activities amounted to $519,681,000 during the period January 1, 1998 through September 30, 1998. The majority of the cash used in investing activities related to the purchase of assets for the Company's investment portfolio ($866,673,000). Mortgage loans were purchased at an average price of 101.26% of par. Offsetting the cash outlay for purchases of mortgage assets were receipts of principal proceeds from the investment portfolio totaling $331,207,000 during the first nine months of 1998.

Cash flows from financing activities generated $523,635,000 for the period January 1, 1998 through September 30, 1998. The cash flows from financing activities resulted from net borrowings on reverse repurchase agreements ($446,077,000), net borrowings on the mortgage backed bonds ($85,330,000), net proceeds from the exercise of 2,122 warrants ($3,000) reduced by dividends paid ($3,751,000), an additional capital contribution to HCP ($2,700,000) and treasury stock purchases ($1,324,000).

Management expects that the purchase of single-family loan pools will significantly slow in the fourth quarter of 1998 as the Company focuses on certain securitization transactions and liquidity issues. Such issues reflect the extraordinarily adverse conditions in the mortgage securities markets which arose suddenly in early October, leading to the need to increase the Company's liquidity and decrease its leverage. Accordingly, on October 15, 1998 the Company announced a plan to maximize liquidity through the sale of securities, securitization of whole loans, increased credit facilities and conversion and possible sale of whole loans into FNMA securities.

An unconsolidated subsidiary of the Company securitized approximately $317 million of fixed rate mortgage loans on October 30,1998 that the Company contributed net of the respective reverse repurchase financing to the affiliate. The AAA rated bonds were sold to a third party and the Company retained all of the junior bonds relating to this security. At October 30, 1998, the carrying value of the junior bonds classified as available for sale would require a market value allowance of approximately $2.5 million. The Company also sold substantially all of its mortgage securities during October. The sale of mortgage securities resulted in losses in excess of $6 million. At the same time the sale freed up in excess of $2.2 million in capital that had previously been invested in such mortgage securities. In addition, the Company swapped approximately $54 million of mortgage loan assets for FNMA mortgage securities. These mortgage securities were also sold in October. This transaction also increased the Company's liquidity.

OTHER MATTERS

The Company calculated its Qualified REIT Assets at September 30, 1998, as defined in the Internal Revenue Code ("Code"), to be 97.1% of the value of its total assets, as compared to the federal tax requirement that at least 75.0% of the value of its total assets must be Qualified REIT Assets. The Company also estimates that 97.0% of its 1998 revenue will qualify for the 75.0% source of income test and 99.0% of its revenue will qualify for the 95.0% source of income test under the REIT rules.

The Company believes that it was in full compliance with the REIT tax rules as of September 30, 1998 and intends to remain in compliance with all REIT tax rules and to continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interests in real estate" ("Qualifying Interests"). Under current interpretations of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 1998, the Company calculates that it is in compliance with this requirement.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                           Not applicable

PART II  OTHER INFORMATION
Item 1.    Legal Proceedings
                During the third quarter of 1998, there have been no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

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

                                       HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


Dated:   November 9, 1998              By: /s/ John A. Burchett
         ----------------                  -----------------------------------
                                           John A. Burchett
                                           Chairman of the Board of Directors


Dated:   November 9, 1998              By: /s/ Ralph F. Laughlin
         ----------------                  ----------------------------------
                                           Ralph F. Laughlin
                                           Chief Financial Officer and
                                           Principal Accounting Officer