Form 10-Q/A
period 1998-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1998-12-22
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10 -Q/A

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

YEAR 2000 (Y2K) DISCLOSURE

The Y2K issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and thereafter. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine activities and operations.

The following information is provided relating to the Company's Y2K issues:

1. Y2K-READINESS- The Company has reviewed the status of all of its information technology ("IT") systems and has determined that all of its computer hardware is Y2K compliant. In addition, the Company has received satisfactory certification from certain of its third party vendors and/or verified to its satisfaction that their IT systems are Y2K compliant. The Company is preparing a detailed questionnaire for the remainder of the Company's significant other third party relationships. An evaluation of these questionnaires as well as other Y2K disclosure information should allow the Company to assess each third party's respective Y2K readiness. This process is scheduled to be completed by March 31, 1999. The Company will then determine the most cost-effective method to remedy any third party non-compliance. The Company does not have any non-IT systems.

2. Y2K-COSTS- The Company has not incurred any material costs to date related to its Y2K issues, and at this time it does not anticipate any material costs will be incurred on as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, the estimates of third-party specialists, if any, who may assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K related costs may change when the assessment of third-party issues is complete and actual results could differ materially from the above indication.

3. Y2K-RISKS- Currently the Company's most reasonably likely worst case scenario relating to the Y2K issue would occur if any of the companies which service its mortgage portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. The third-party questionnaire described in Item 1 above is intended to assess these risks and the alternatives available to reduce or eliminate them. While the Company believes the probability of the above occurrences to be low, there can be no assurance at this time that the Company will not be materially adversely affected by possible Y2K problems.

4. Y2K-CONTINGENCY PLANS- The development of contingency plans to handle the most reasonably likely worst case Y2K scenario is dependent upon the completion of the assessment of the third-party questionnaires described above. The Company anticipates it will have such a contingency plan in place by June 30, 1999. When completed, it is intended that the Company's documented Y2K contingency plan will include identified "individuals" within the Company to contact in the event of a Y2K problem, as well as the availability of back-up systems. Due to the nature of the preliminary open issues at this time, which involve only third-party issues, the Company does not currently anticipate the need for any third-party consultants for remediation efforts.

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