Form 10-K
period 1998-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-03-31
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

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
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of common stock held by nonaffiliates of the registrant as of March 10, 1999 was approximately $24,352,294 (based on closing sales price of $4.5625 per share of common stock as reported for the American Stock Exchange).

     The registrant had 6,126,899 shares of common stock outstanding as of March 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 1999 are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX


PART I                                                                                                   PAGE
                                                                                                         ----
Item 1.   Business.......................................................................................  3

Item 2.   Properties..................................................................................... 31

Item 3.   Legal Proceedings.............................................................................. 31

Item 4.   Submission of Matters to a Vote of Security Holders............................................ 32

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................... 33

Item 6.   Selected Financial Data........................................................................ 34

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 36

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...................................... 56

Item 8.   Financial Statements and Supplementary Data.................................................... 57

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......... 57

PART III

Item 10.  Directors and Executive Officers of the Registrant............................................. 58

Item 11.  Executive Compensation......................................................................... 58

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................. 58

Item 13.  Certain Relationships and Related Transactions................................................. 58

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................ 59

Signatures............................................................................................... 60

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Background

     In September 1997, Hanover Capital Mortgage Holdings, Inc. ("Hanover") raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit, including 750,000 units sold pursuant to the underwriters' over-allotment option which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. As of December 31, 1998 there were 5,917,878 warrants outstanding including 172,500 warrants issued pursuant to the underwriters over-allotment option. Hanover utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage assets.

     In connection with the closing of the IPO, Hanover, acquired a 97% ownership interest (representing a 100% ownership of non-voting preferred stock) in Hanover Capital Partners Ltd. ("HCP") and its wholly-owned subsidiaries:
Hanover Capital Mortgage Corporation ("HCMC") and Hanover Capital Securities, Inc. ("HCS"), in exchange for 716,667 shares of Hanover's common stock. HCP and its wholly-owned subsidiaries offer due diligence services to buyers, sellers and holders of mortgage loans and originate, sell and service multifamily mortgage loans and commercial loans.

     Hanover was incorporated in Maryland on June 10, 1997. Hanover acquired three bankruptcy remote limited purpose finance subsidiaries in 1998 in order to complete two significant mortgage loan securitizations. In March 1998, Hanover acquired 100% of the common stock of Hanover Capital SPC, Inc., together with its wholly owned subsidiary Hanover Capital Repo Corp. and in October 1998 acquired 100% of the common stock of Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B Inc. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company.

     The principal business strategy of Hanover Capital Mortgage Holdings, Inc. and its wholly owned subsidiaries, Hanover Capital SPC, Inc., Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. (together referred to as the "Company") and its unconsolidated subsidiaries is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell, and service multifamily mortgage loans and commercial loans and (iv) acquire multifamily loans. Hanover's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. Hanover acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. HCMC originates multifamily mortgage loans and commercial mortgage loans for government sponsored and private mortgage conduits. Hanover may also acquire multifamily mortgage loans from HCMC, but to date has not done so. Hanover operates as a tax-advantaged REIT and is generally not subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. Taxable affiliates of Hanover, however, including HCP, HCMC and HCS, Hanover Capital Partners 2, Inc. and Hanover SPC-2, Inc. are subject to Federal income tax. Hanover has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

     Hanover Capital SPC, Inc., a wholly-owned subsidiary of Hanover, was incorporated in Delaware on March 24, 1998 for the sole purpose of issuing mortgage notes through a private placement real estate mortgage investment conduit ("REMIC") offering.

     Hanover QRS-1 98-B, Inc., a wholly owned subsidiary of Hanover, was incorporated in Delaware on October 16, 1998 for the sole purpose of owning certain investment grade mortgage securities acquired from Hanover Capital Partners 2, Inc. ("HCP-2"), an unconsolidated subsidiary of Hanover.

     Hanover QRS-2 98-B, Inc., a wholly owned subsidiary of Hanover, was incorporated in Delaware on October 19, 1998 for the sole purpose of owning certain investment grade and subordinated mortgage securities acquired from HCP-2.

     On October 28, 1998 Hanover contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2).

                           COMPANY ORGANIZATION CHART

                                            |-------------------------|
                                            |HANOVER CAPITAL MORTGAGE |
                                            |     HOLDINGS, INC.      |
                                            |-------------------------|
                                                         |
                                                         |
                                                         |
                                             -----------------------------------|
                                             |100%                              |
                                             |                                  |
                          |------------------|---------------------|            |
                  --------|-------|    |-----|----------|   |------|--------|   |
                  |(1)            |    |(1)             |   |(1)            |   |
                  |HANOVER CAPITAL|    |    HANOVER     |   |   HANOVER     |   |
                  |   SPC, INC.   |    |QRS-1 98-B, INC.|   |QRS-2 98-B, INC|   |
                  |-------|-------|    |----------------|   |---------------|   |
                          |                                                     |
                          |   100%                                              |
                  |-------|-------|                          |------------------|---------------|
                  |(5)            |                          | 97%                              |       99%
                  |HANOVER CAPITAL|                   |---------------|                  |------|---------|
                  |   REPO CORP.  |                   |(2)            |                  |(2)             |
                  |---------------|                   |HANOVER CAPITAL|                  |HANOVER CAPITAL |
                                                      |PARTNERS LTD.  |                  |PARTNERS 2, INC.|
                                                      -------|--------|                  |------|---------|
                                             |------------------|----------|                    |
                                             |  100%                       |  100%              |     100%
                                    |--------|------|             |--------|-------|     |------|---------|
                                    |(3)            |             |(3)             |     |(4)             |
                                    |HANOVER CAPITAL|             |HANOVER CAPITAL |     | HANOVER SPC-2, |
                                    |    MORTGAGE   |             |SECURITIES, INC.|     |       INC.     |
                                    |  CORPORATION  |             |                |     |                |
                                    |---------------|             |----------------|     |----------------|

(1)-Wholly-owned subsidiaries of Hanover

(2)-Majority owned unconsolidated taxable subsidiaries of Hanover

(3)-Wholly-owned subsidiaries of HCP

(4)-Wholly-owned subsidiary of HCP-2

(5)-Wholly-owned subsidiary of Hanover Capital SPC, Inc.

     Hanover elected REIT status primarily for the tax advantages. Management believes that the REIT structure is the most desirable structure for owning mortgage assets because it eliminates corporate-level Federal income taxation. In addition, as Hanover is not a traditional lender which accepts deposits, it is subject to substantially less regulatory oversight and incurs lower operating expenses than banks, thrifts and many other originators of mortgage assets. Management believes that Hanover will generate attractive earnings and dividends per share for stockholders through the combination of (i) purchasing subprime single-family mortgage loans which generally have higher yields than newly originated mortgage loans, (ii) using long-term financing that allows Hanover to realize net interest income over time as REIT-qualified income, as opposed to fully taxable gain-on-sale income and (iii) its focus on originating multifamily mortgage loans and commercial mortgage loans through HCMC, which generally have higher yields than conforming single-family mortgage loans. As used herein, the term "subprime single-family mortgage loan" means a single-family mortgage loan that is either twelve months or older or that does not meet the originally intended credit quality due to documentation errors or credit deterioration.

     Core Business Strategy

     The Company's core business strategy is to pursue acquisitions of mortgage loans where it believes it can receive acceptable rates of return on invested capital and effectively utilize leverage. Key elements of this strategy include:

          o growing the Company's investment portfolio by utilizing the Company's single-family mortgage loan acquisition network to create attractive investment opportunities;

          o securitizing the Company's investments in a manner that limits the Company's interest rate risk while earning an attractive return on equity; and

          o owning mortgage assets in the REIT structure and thereby eliminating a layer of taxes relative to most traditional real estate lenders.

     The Company's principal executive offices are located at 90 West Street, Suite 1508, New York, New York 10006.

INVESTMENT PORTFOLIO

     General

     The primary business of the Company is investing, generally on a long-term basis, in first lien single-family mortgage loans and mortgage securities secured by or representing an interest in mortgage loans. While the Company has not done so to date, it may in the future also invest in multifamily mortgage loans and commercial mortgage loans (single-family mortgage loans, mortgage securities, multifamily mortgage loans and commercial mortgage loans collectively referred to as the "Investment Portfolio"). The percentage of the Company's mortgage assets which is invested in various sectors of the Investment Portfolio may vary significantly from time to time depending upon the availability of mortgage loans and mortgage securities. The Company utilizes its organization to acquire and securitize single-family mortgage loans and originate commercial mortgage loans with a view to earning higher returns than could generally be earned from purchasing mortgage securities in the marketplace.

     At December 31, 1998, the Company had invested $407,994,000 or 79.0% of the Company's total assets in the following types of single-family mortgage loans classified as held for sale, held to maturity and collateral for mortgage backed bonds in accordance with the operating policies established by the Board of
Directors:

                                        Mortgage Loan Summary
                                        ---------------------
     Fixed Rate Mortgage Loans
     -------------------------
     Face or principal amount                                                         $240,942,000
     Carrying value                                                                   $246,780,000
     Weighted average net coupon                                                             8.339%
     Weighted average maturity (1)                                                             220
     Number of loans                                                                         8,309
     Average loan size                                                                     $28,988
     Average loan to value ratio (2)                                                          71.0%


     Adjustable Rate Mortgage (ARM) Loans
     ------------------------------------
     Face or principal amount                                                         $160,046,000
     Carrying value                                                                   $161,214,000
     Weighted average net coupon                                                             7.542%
     Weighted average maturity (1)                                                             264
     Number of loans                                                                         1,498
     Average loan size                                                                    $106,839
     Average loan to value ratio (2)                                                          70.0%


(1) weighted average maturity reflects the number of months to maturity and does not assume any prepayment speeds

(2) average loan to value ratio reflects the ratio of outstanding loan balances to the most recent appraisal on file for each applicable loan

     The adjustable rate mortgage loans at December 31, 1998 had various index reference rates with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%.

     The weighted average effective yield for the combined fixed and adjustable rate mortgage portfolios for 1998 was 7.339%.

     The Company's exposure to credit risk associated with its portfolio acquisition activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its portfolio for the mortgage loans in certain geographic areas. At December 31, 1998, the percent of total principal amount of all mortgage loans outstanding in any one state which exceeded 10% of the principal amount of the Company's total mortgage loan portfolio was as follows:

                  STATE             PERCENT
                  -----             -------
         Florida.................... 16%

         California................. 16%

     The Company experienced no mortgage loan losses during 1998.

     In April 1998, the Company completed its first REMIC securitization and thereby transferred $103 million (par value) of mortgage loans to collateral for mortgage backed bonds. In August 1998, the Company converted approximately $17 million (par value) of adjustable rate mortgage loans into FNMA mortgage securities, and in October and December the Company converted $56 million and $55 million (par value) of fixed rate mortgage loans into FNMA mortgage securities. Lastly, in October 1998, the Company completed a $318 million (par value) REMIC securitization accomplished through a taxable subsidiary of the Company, HCP-2. Simultaneously, the Company acquired from HCP-2 in exchange for all of the preferred stock of HCP-2, through two newly created REIT qualified subsidiaries, all of the investment grade securities, (except for the "AAA" rated securities), the unrated securities, the interest-only securities and the principal only securities from the security transaction. The table below summarizes the Company's 1998 securitization transactions (dollars in thousands):


                                      1998 SECURITIZATION TRANSACTIONS
                                      --------------------------------
                                Mortgage Principal                                         Mortgage
           Month                    Balance on                 Transaction                 Security
         Completed               Transaction Date                 Type                      Created
         ---------              ------------------             -----------             -----------------
            April                    $102,977                     REMIC                Private Placement
           August                      17,404                      Swap                       FNMA
          October                     317,764                     REMIC                Private Placement
          October                      55,650                      Swap                       FNMA
         December                      55,208                      Swap                       FNMA

     In December 1997, the Company purchased 15 ARM securities from various "Wall Street" dealers and in March of 1998 purchased a fixed rate FNMA certificate from another dealer firm. The ARM securities were purchased at a price of 103.72% of par value or $349,186,000 and the FNMA fixed rate mortgage security was purchased at a price of 105.125% of par or $4,333,000. In October 1998, due to (1) market dislocation, (2) desire to increase liquidity and decrease leverage and (3) rapid prepayments experienced on the Agency ARM securities, the Company sold all of its Agency ARM securities at a loss of $5,989,000.

     During 1998 the Company completed three separate swap transactions with FNMA. In August 1998, the Company exchanged $17.4 million (par value) of adjustable rate mortgage loans in exchange for a like amount of mortgage securities in the form of five FNMA certificates. All of the mortgage certificates were subsequently sold with recourse in October 1998. In October and December 1998, the Company exchanged $55.6 million and $55.2 million respectively of fixed rate mortgage loans for a like amount of mortgage securities in the form of 19 and 31 FNMA certificates, respectively. The $55.6 million of mortgage securities represented by the 19 FNMA certificates were sold with recourse in October, several days after the loans were securitized. At December 31, 1998 the Company owned the fixed rate FNMA mortgage security (purchased in March 1998) and the 31 fixed rate FNMA mortgage securities that were acquired in December 1998.

     In October 1998, the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC mortgage security and sold all of the REMIC securities except the "AAA" rated notes to two newly created wholly-owned subsidiaries of the Company (Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.). The Company's investment at December 31, 1998 includes nine investment grade ("AA", "A" and "BBB") notes and six interest only notes.

     At December 31, 1998 the Company had invested $78,478,000 or 15.2% of the Company's total assets in the following types of mortgage securities, collateralized by single-family mortgage loans, in accordance with the operating policies established by the Board of Directors:

          Agency Mortgage Securities  (1)
          ------------------------------------
          December 31, 1998 adjusted principal                              $58,462,000
          Amortized cost basis                                              $59,641,000
          Market value                                                      $59,595,000
          Weighted average net coupon                                             7.55%
          Weighted average maturity (4)                                             250

          Private Placement Mortgage Securities  (2)
          ------------------------------------------
          December 31, 1998 adjusted principal                              $18,096,000
          Amortized cost basis                                              $21,236,000
          Market value                                                      $18,883,000
          Weighted average net coupon (3)                                        23.43%
          Weighted average maturity (4)                                             264

          (1)  all fixed rate mortgage securities

          (2) includes subordinated fixed rate mortgage securities (AA through unrated tranches) plus interest-only tranches and principal-only tranches

          (3) includes interest income generated from six interest only notes; see also table on page 48 for effective yield on these mortgage securities

          (4) weighted average maturity reflects the number of months to maturity and does not assume any prepayment speeds.

     The weighted average effective yield for the combined mortgage securities portfolio for 1998 was 5.170%.

     Single Family Mortgage Operations

     SINGLE-FAMILY MORTGAGE LOANS. The Company focuses on the purchase of pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FHA, FHLMC or GNMA) or private conduit programs. Single-family mortgage loans generally are acquired in pools from a wide variety of sources, including private sellers such as banks, thrifts, finance companies, mortgage companies and governmental agencies. The majority (77%) of the Company's acquisitions of single-family mortgage loan pools to date have been fixed rate loans, with the balance made up of adjustable rate mortgage ("ARM") loans.

     The Company uses seven sales representatives from HCP, located in Illinois, Minnesota, Massachusetts and New York, to source single-family mortgage loan products. For the foreseeable future, the Company believes that there will be an adequate supply of mortgage loan product that can be sourced by the existing HCP sales force.

     At March 10, 1999, the Company had purchased since inception in excess of $1 billion of single-family mortgage loan pools. Also, at March 10, 1999 the Company did not have any commitments outstanding to purchase single-family mortgage pools.

     One of the Company's unconsolidated subsidiaries, HCP, has a due diligence and consulting staff, located in Edison, New Jersey, consisting of approximately ten full-time employees and access to a part-time pool of employees in excess of
500. The due diligence staff contributes to the single-family mortgage loan acquisition process by providing expertise in the analysis of many characteristics of the single-family mortgage loans. It has been Management's experience that buyers generally discount the price of a single-family mortgage loan if there is a lack of information. By accumulating additional information on loan pools through its due diligence operations, the Company believes it is better able to assess the value of loan pools.

     Because mortgage loan pools can be purchased from virtually any bank, insurance company or financial institution, the Company is not dependent upon any one source. During 1998, the Company purchased approximately 22% of the Company's single-family mortgage loan portfolio from one source (Residential Funding Corporation). Management believes that the loss of any single financial institution from which the Company purchases mortgage loans would not have any detrimental effect on the Company. The Company does not service its single-family mortgage loans. The servicing is outsourced to unrelated third parties specializing in single-family loan servicing.

     The acquisition of single-family mortgage loans and subsequent securitization of such mortgage loans is the core business strategy of the Company. The purchase of Agency ARM's securities is not a part of the Company's core business strategy and is not expected to be pursued in the near term. Because the Company has access to HCP's due diligence operations, the Company may in the future consider purchasing non-investment grade mortgage securities of other issuers after a thorough evaluation of the underlying mortgage loan collateral. The Company may in the future purchase non-investment grade mortgage securities from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans.

     The mortgage loans, created mortgage securities and, to a lesser extent, the purchased mortgage securities held in the Investment Portfolio generally will be held on a long-term basis, so that the returns will be earned over the lives of the mortgage loans and mortgage securities rather than from sales of the investments.

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

     The Company purchases mortgages in bulk, after its bid has been accepted, subject to the Company's due diligence work. Prior to making an offer to purchase a single-family mortgage loan portfolio, HCP employees conduct an extensive investigation and evaluation of the loans in the portfolio. This examination typically consists of analyzing the information made available by the portfolio seller (generally, an outline of the portfolio with the credit and collateral files for each loan in the pool), reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing the Company's single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets), and obtaining opinions of value from third parties (and, in some cases, conducting site inspections). The Company's senior management determines the amount to be offered for the portfolio using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location, credit scores and types of the loans. The proprietary stratification and pricing system identifies pool characteristics and segments loans by product type (i.e., fixed or adjustable rate, interest rate change frequency, ARM index, etc.). The segments are then further divided by credit quality using a logic program, which uses credit bureau scores and other criteria to grade loans within numerous categories. These categories include subdivisions such as loans eligible for sale/securitization to Fannie Mae or Freddie Mac (the "Agencies"), and further subdivisions of loans that only meet some Agency requirements, loans without mortgage insurance, loans with certain LTV and delinquency characteristics, etc.

     Upon completion of the product segmentation and loan grading phase, the resulting pools are individually priced and totaled to determine an overall portfolio value. The effective pricing would require information on gross weighted average coupon, servicing fee, original term, weighted average maturity, remittance data, settlement data and ARM data (i.e. index, margin, rate and payment reset frequency, etc.).

     By examining the mortgage pool loan data, a prepayment speed is selected based primarily upon the gross coupons and seasoning of the subject pool. After determination of a prepayment speed, the pools' cash flow stream is modeled. The present value of the cash flow stream is determined by discounting the cash flow by the current market rate for loans with similar product type and credit characteristics.

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

     The Company maintains a process to improve the value of its single-family mortgage loan portfolio, including updating data, obtaining lost note affidavits in the event that a note has been misplaced, updating property values with new appraisals, assembling historical records, obtaining mortgage insurance if the value of a loan is in question, grouping similar loans in packages for securitization, and segmenting portfolios for different buyers. However, Management believes, in most cases, any value created will be extracted by financing or securitizing the single-family mortgage loans and then realizing the enhanced spread on the retained pool, as opposed to recognizing a gain on sale of the single-family mortgage loan portfolio.

     SINGLE-FAMILY MARKET TRENDS. The Company focuses on purchasing its mortgage loans, which are generally available in bulk, from loan originators such as mortgage bankers, banks and thrifts that originate primarily for sale and from mortgage portfolio holders as they restructure their holdings.

     SINGLE-FAMILY ACQUISITION STRATEGY. The Company believes that it can continue to acquire single-family mortgage loans that have a relatively high yield when compared to the applicable risk of loss. In many cases, portions of a pool may be made eligible for inclusion in Agency pools, which will raise the credit level of the Investment Portfolio, while preserving the higher yield obtained at the time of purchase. In addition, the Company may securitize a single-family mortgage loan pool. In structuring a securitization, the Company generally retains subordinated or other interests (including, for example, interest only tranches and principal only tranches). The investment grade tranches typically are not retained.

     SINGLE-FAMILY UNDERWRITING GUIDELINES. The Company has developed an underwriting approval policy to maintain uniform control over the quality of the single-family mortgage loans it purchases. This policy sets forth a three step review process: (i) collateral valuation, (ii) credit review, and (iii) property valuation. Prior to final purchase of a portfolio, a senior manager of the Company reviews the results of all three underwriting evaluations. The collateral valuation entails a check on the collateral documents (i.e., the note, mortgage, title policy and assignment chain). The documents are examined for conformity among the documents and adherence to secondary market standards. The credit review involves an analysis of the credit of the borrower, including an examination of the origination and credit documents, credit report and payment history. For more seasoned single-family mortgage loans, the analysis may be more directed at payment histories and credit scores. The property valuation involves an analysis of the loan-to-value of the collateral, including an examination of the original appraisal in the context of the current regional property market conditions and often a drive-by valuation of the subject property and review of recent comparable sales.

     SINGLE-FAMILY SERVICING. Pools of single-family mortgage loans are purchased with servicing retained or released by the seller. In the case of pools purchased with servicing retained by the seller, the Company considers the reputation and the servicing capabilities of the servicer. In some instances, the Company requires a master servicer to provide the assurance of quality required. A master servicer provides oversight of its subservicers and stands ready, and is contractually obligated, to take over the servicing if there is a problem with the subservicer. In the case of pools purchased with servicing released, the Company places the servicing with a qualified servicer. In some cases, the Company may retain the servicing and contract with a qualified servicer to provide subservicing. In this case, the Company keeps the risk of ownership of the servicing with respect to any change in value as a result of prepayment of the underlying single-family mortgage loans or other factors. If the Company contracts out to a servicer the servicing of a mortgage loan pool, the servicer's responsibilities would include collection of the borrower's remittances, proper application of the borrower's remittances to principal, interest and escrow, remitting collections to the master servicer and remitting advances to the master servicer on delinquent loans (for principal and interest only). The master servicer would then remit funds and loan level documentation to the Company, or if the loan is securitized - to the trustee. The trustee would then distribute the funds to the certificate holders. Neither the Company nor any of its affiliates are involved in any single-family servicing operations.

     Commercial Mortgage Loans and Multifamily Mortgage Loans

     The Company's affiliate, HCMC, was one of the first commercial mortgage banking operations to originate multifamily mortgage loans for sale to conduits, which are financial firms (generally Wall Street firms) that purchase loans on real estate with the specific intention to convert the underlying mortgages to securities in the form of bonds. The origination transaction is usually "table-funded" whereby HCMC does not provide the funds for the mortgage loan origination but rather the funds are provided by the conduit. From direct borrower originations and its network of third party brokers, HCMC can provide multifamily mortgage loans and commercial mortgage loans of sufficient credit quality to meet the requirements for securitization, as well as sales to third party investors and purchases by the Company for the

Investment Portfolio. Due to low interest spreads, no multifamily mortgage loans or commercial mortgage loans were purchased by the Company in 1998. However, the Company originates multifamily mortgage loans and commercial mortgage loans, including mortgage loans secured by income-producing commercial properties such as office, retail, warehouse and mini-storage facilities, through HCMC, and while HCMC subsequently has sold the mortgage loans to investors, the Company may in the future hold them in its Investment Portfolio. Management of the Company believes that the Company has certain competitive advantages in the commercial mortgage market due to the speed, consistency and flexibility with which it can act as a vertically integrated company (acting as originator, servicer, and owner of commercial mortgage loans).

     COMMERCIAL PRODUCTION PROCESS. The commercial process differs from the single-family mortgage loan acquisition process because HCMC operates as a direct originator of loans. HCMC has been engaged in this process since 1992 and has been an active supplier to the Wall Street conduit/securitization firms, which are Wall Street dealer firms that have set up a conduit to purchase multifamily mortgage loans and commercial mortgage loans from national brokers and mortgage bankers with the specific intent of issuing commercial mortgage-backed securities. HCMC has the ability to source new commercial mortgage loans directly and through brokers, to process and underwrite the loans to the Company's standards and to service the loans.

     COMMERCIAL AND MULTIFAMILY LOAN ACQUISITION/PRODUCTION STRATEGIES. HCMC adheres to specified underwriting and due diligence requirements for the origination of multifamily and commercial mortgage loans, such that they will qualify for sale to third party conduits or for inclusion in securitizations. HCMC continually monitors the underwriting criteria by contacting rating agencies and the third party conduit purchasers. In addition to the underwriting and due diligence completed at the HCMC origination level, a separate credit committee will approve all multifamily mortgage loans and commercial mortgage loans purchased by the Company for its Investment Portfolio. To date no multifamily mortgage loans or commercial mortgage loans have been purchased by the Company. The Company believes that, with prudent underwriting and due diligence, combined with the securitization option, it will achieve a satisfactory reward/risk ratio in purchasing such loans however, there are no assurances that it will be able to do so.

     HCMC originates new multifamily and commercial mortgage loans through originators that call on brokers, real estate developers and owners. While HCP's sales representatives concentrate primarily on sourcing pools of single-family mortgage loans for the Company, they also can find leads for the multifamily and commercial mortgage loan origination business of HCMC.

     COMMERCIAL AND MULTIFAMILY UNDERWRITING GUIDELINES. HCMC's underwriting guidelines for commercial and multifamily mortgage loans focus on the origination of loans eligible for securitization. The due diligence process generally focuses on four main areas: (i) a property level review, (ii) borrower credit issues, (iii) cash flow structures, and (iv) adequacy of legal documentation. The property level review begins with a review of the on-site inspection report and includes an analysis of the third party reports, including the appraisal, engineering report and environmental report. The borrower credit issues include an analysis of the borrower's legal structure, a review of financial statements, past credit history of principals, management's ability and experience and prior/existing relationships. The cash flow structures include an analysis of the loan-to-value ratio, the expense ratio, the debt service coverage, the value per unit, the occupancy levels and the historical expense records. The legal documentation review includes a review of any changes to the approved program loan documents, including the note, mortgage, reserve agreements, assignments of leases and any borrower certifications. The program loan documents will be structured in order to meet the requirements of securitization with respect to such matters as prepayment penalties, recourse carve-outs and the overall soundness of the documents. In addition, the Company obtains a "Phase I" environmental site assessment (i.e., generally a record search with no invasive testing) of the property that will secure a commercial or multifamily mortgage loan. Depending on the results of the Phase I assessment, the Company may require a Phase II assessment. The Company's loan servicing guidelines require that the Company obtain a Phase I assessment (which includes invasive testing) of any mortgaged property prior to the Company acquiring title to or assuming operation of the mortgaged property. This requirement effectively precludes the Company from enforcing the rights under the mortgage loan until a satisfactory Phase I environmental site assessment is obtained or until any required remedial action is thereafter taken, but also decreases the likelihood that the Company will become liable for any material environmental condition at a mortgaged property.

     COMMERCIAL AND MULTIFAMILY MORTGAGE LOAN SERVICING. Upon securitization of a pool of loans, the credit risk retained by the Company is generally limited to the Company's net investment in the retained mortgage securities. To control the credit risk of retained interests in securitized loans, HCMC will retain the servicing rights on any commercial mortgage loans and multifamily mortgage loans held in the Investment Portfolio. HCMC may also retain the servicing rights on loans originated and sold to third party conduits. HCMC, as servicer, will have the risks associated with operating a mortgage servicing business as well as the risk of ownership of the servicing.

     At December 31, 1998, HCMC serviced approximately $46 million of multifamily mortgage loans. The servicing of mortgage loans involves processing and administering the mortgage loan payments for a fee. It involves collecting mortgage payments on behalf of investors, reporting information to investors and maintaining escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers.

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

     COMMERCIAL MARKET TRENDS. The market for commercial and multifamily mortgage loans has undergone dramatic changes in recent years with the advent of securitizations. Financing of income-producing property has evolved from a traditional two-party lending relationship, with the borrower obtaining funding from a traditional lending institution, to a market in which lenders with expertise in the creation of mortgage-backed securities offer borrowers an alternative source of competitive financing. Securitization involves multiple parties, each with specialized roles and responsibilities creating profitable lending opportunities for those with experience in commercial mortgage finance and the capital markets. Securitizations of commercial and multifamily mortgage loans have grown rapidly during the 1990's.

     The Company believes that success in the commercial market depends on a vertically integrated strategy, which includes origination of commercial and multifamily mortgage loans, servicing, securitization and investment in the retained interests in the security after securitization. The Company is structured to take advantage of efficiencies in such a vertically integrated strategy, which it anticipates will result in attractive returns to equity. However, there can be no assurance that such returns will be achieved.

INVESTMENT PORTFOLIO ACQUISITIONS

     The Company's core business strategy is to acquire primarily single-family mortgage loans, securitize the mortgage loans and retain interests therein. The process for identifying possible mortgage pools in the secondary market for acquisition, bidding, due diligence and closing is time consuming. Once a bid is accepted, the process to conclude a successful purchase generally takes 30-60 days depending upon the complexity of each mortgage loan pool purchase.

     During the accumulation period (ramp up period subsequent to Hanover's initial public offering (IPO) in September 1997 to full investment of the proceeds of the IPO) the Company could not invest exclusively in mortgage loans and chose to invest a portion of its leveraged capital in Agency ARM securities. At December 31, 1997 the Company had invested $348,131,000 or 67.3% of the Company's total assets in Agency ARM securities, and $160,970,000 or 31.1% of the Company's total assets in mortgage loans.

     In October 1998, the Company sold off all of its Agency ARM securities at a loss of $5,989,000. The sale of these mortgage securities was part of an action plan taken by Management to reduce leverage and increase liquidity in response to the severe unanticipated dislocation in the financial markets at that time. These mortgage securities, never the core business of the Company, suffered from historically high prepayments, causing accelerated premium amortization and depressed market pricing.

     The core business strategy of purchasing single-family mortgage loans was initiated in late September 1997 and continued successfully in 1998 with the purchase of $851.1 million in par value of mortgage loans and the successful completion of five securitization transactions in 1998.

DUE DILIGENCE AND CONSULTING OPERATIONS

     The Company conducts due diligence and consulting operations through HCP for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of the underwriting of credit, analysis of loan documentation and collateral, and analysis of the accuracy of the accounting for mortgage loans serviced by third party servicers. The due diligence analyses are performed on a loan by loan basis. Audits of the accuracy of the interest charged on adjustable rate mortgage loans are frequently a part of the due diligence services provided to customers. Consulting services include loan sale advisory work and brokering of mortgage loans for third parties. HCP also performs due diligence on mortgage loans acquired by the Company. The Company plans to devote increased attention to enhancing HCP's due diligence and consulting operations in 1999.

FINANCING

     General

     The Company's purchases of mortgage assets are initially financed primarily with equity and short-term borrowings through reverse repurchase agreements until long-term financing is arranged as the assets are securitized. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement or some form of long term financing. The Company had established committed and uncommitted mortgage asset financing agreements from various financial institutions at December 31, 1998 and is currently negotiating additional line of credit agreements with several other major financial institutions.

     Reverse Repurchase Agreements

     A reverse repurchase agreement ("repo"), although structured as a sale and repurchase obligation, is a financing transaction in which the Company pledges its mortgage assets as collateral to secure a short-term loan. Generally, the other party to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, typically 80% to 97%. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If the Company defaults in a payment obligation under such agreements, the lending party may liquidate the collateral.

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

     To reduce its exposure to the credit risk of reverse repurchase agreements, the Company enters into arrangements with several different parties. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of its mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

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

     There exists a risk during the initial holding of the mortgage loan assets, when the mortgage loan assets are financed with repo agreements, that adverse developments in the mortgage market could cause the repo lenders to reduce the mark to market on the mortgage loans collateralizing the repo agreements. A reduction in the repo lender's market value calculations could result in margin calls that could be in excess of the Company's liquid assets. In this situation, the Company might be forced to sell other portfolio assets to meet the repo lender's margin call. There also exists a risk during the initial holding period of the mortgage loan assets that there might be no demand or very limited demand for the creation of new mortgage securitizations. If this situation were to exist for an extended time period, the Company might be forced to maintain repo financing on its mortgage assets for a longer than intended period, which might cause repo financing availability to become more scarce and might cause repo financing terms to become more onerous for the Company.

SECURITIZATION AND SALE PROCESS

     General

     When the Company acquires a sufficient volume of mortgage loans with similar characteristics, generally $50 million to $100 million or more, the Company normally securitizes the mortgage loans through the issuance of mortgage-backed securities. Such securitization generally will be in the form of collateralized mortgage obligations ("CMOs") but may also be in the form of REMICs. Alternatively, to a lesser extent and to the extent consistent with the Company's qualification as a REIT, the Company may resell loans in bulk whole loan sales. The length of time from when the Company commits to purchase a mortgage loan to when it sells or securitizes the loan will generally range from 30 days to one year or more, depending on certain factors, including the length of the purchase commitment period, the amount and type of the mortgage loan, and the securitization process. Any decision by the Company to issue CMOs or REMICs or to sell mortgage loans in bulk will be influenced by a variety of factors.

     For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly affected by prepayments of the underlying mortgage loans and, to the extent the CMOs have variable interest, may be affected by changes in short-term interest rates.

     The Company may from time to time issue REMICs. REMIC transactions are generally accounted for as sales of the mortgage loans for tax purposes and can be accounted for as sales or financing for accounting purposes depending upon various criteria. REMIC securities consist of one or more classes of "regular interests" and a single "residual interest". The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the underlying mortgage loans over the amounts required to be distributed on the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow. In such a REMIC transaction, the Company sells its entire interest in the mortgage loans, and all of the capital originally invested in the mortgage loans may be redeployed. The Company may retain regular and residual interests on a short-term or long-term basis. Income from REMIC issuances is not treated as REIT qualifying income. Accordingly, REMIC issuances are not Hanover's primary securitization technique and will generally be undertaken through the taxable subsidiaries.

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

     Except in the case of breach of the representations and warranties made by the Company when mortgage loans are securitized, the securitization of mortgage loans will be non-recourse to the Company. As a result, the Company is able to maintain the economic benefit of financing the mortgage assets and earning a positive net interest spread, while limiting its potential risk of credit loss to its investment in the subordinated or residual securities (generally approximately 5% to 10% of the loan pool amount). A second advantage to the CMO structure is that it is permanent financing and, therefore, not subject to margin calls during periods in which the value of the pool assets is declining due to increases in interest rates.

     The Company may also pay a monoline bond insurer a monthly fee to assume a portion of the credit risk in a pool of mortgage loans. The monoline insurer would generally require the issuer to retain a portion of the credit risk and over-collateralize a particular pool of mortgage loans.

     Proceeds from securitizations will be available to support new loan originations and acquisitions. In addition to providing relatively less expensive long-term financing, Management believes that the Company's securitizations will reduce the Company's interest rate risk on mortgage assets held for long-term investment.

     Credit Enhancement

     CMOs or REMICs created by the Company are structured so that one or more of the classes of the securities are rated investment grade by at least one nationally recognized rating agency. The ratings for the Company's mortgage assets will be based on the rating agency's view of the perceived credit risk of the underlying mortgage loans, the structure of the mortgage assets and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the holders of the securities in the event of borrower defaults and other losses including reductions in the principal or interest as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including special hazard insurance, monoline insurance, reserve funds, letters of credit, surety bonds and subordination or any combination thereof. A decline in the credit quality of the mortgage loans backing any mortgage securities or of any third party providing credit enhancement, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in ratings being downgraded.

     In determining whether to provide credit enhancement, the Company takes into consideration the costs associated with each method. The Company generally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures or by over-collaterization of its mortgage assets. The need for additional collateral or other credit enhancements will depend upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and will diminish the potential expansion of the Investment Portfolio. Accordingly, collateral would be pledged for CMOs only in the amount required to obtain the highest rating category of a nationally-recognized rating agency. The subordinated mortgage securities may be sold, retained by the Company or accumulated for sale in subsequent transactions.

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

     The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that is fixed at the time of the offering. The Company intends to retain significant portions of the undivided interests in the mortgage loans underlying pass-through certificates. The retained interest may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the Company to security holders in the event of a borrower default. However, as in the case of CMOs, the Company may be required to obtain credit enhancement in order to obtain a rating for the mortgage pass-through certificates in one of the top two rating categories established by a nationally-recognized rating agency.

     Capital Allocation Guidelines (CAG)

     The Company has adopted capital allocation guidelines ("CAG") in order to strike a balance between the under-utilization of leverage and excess dependence on leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. Modifications to the CAG require the approval of a majority of the Company's Board of Directors. The CAG are intended to keep the Company's leverage balanced by (i) matching the amount of leverage to the riskiness (return and liquidity) of each mortgage asset, and (ii) monitoring the credit and prepayment performance of each mortgage asset to adjust the required capital. This analysis takes into account the Company's various hedging and other risk containment programs discussed below. In this way, the use of balance sheet leverage is optimized through the implementation of the CAG controls. The lender haircut indicates the minimum amount of equity the lender requires with a mortgage asset. There is some variation in haircut levels among lenders from time to time. From the lender's perspective, the haircut is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of each mortgage asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. On the other extreme, securities rated below "AAA" and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut (5% to 40% depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 3% and 5% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 5% due to other attributes of the pool (delinquencies, aging, liens etc.).

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

     The face amount of the financing used for the securities and retained interests is subtracted from the current market value of the mortgage assets. This is the current market value of the Company's equity positions. This value is compared to the required capital as determined by the CAG. If the actual equity of the Company falls below the capital required by the CAG, the Company must prepare a plan to bring the actual capital above the level required by the CAG.

     Periodically, Management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the mortgage asset.

     As a result of these procedures, the leverage of the balance sheet will change with the performance of the Company's mortgage assets. Good credit or prepayment performance may release equity for purchase of additional mortgage assets, leading to increased earnings. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in mortgage assets on the balance sheet and lower future earnings. In either case, the constant mortgage asset performance evaluation, along with the corresponding leverage adjustments, should help to maintain the maximum acceptable leverage (and earnings) while protecting the capital base of the Company.

RISK MANAGEMENT

     The Company believes that its portfolio income is subject to three primary risks: credit risk, interest rate risk and prepayment risk.

     Credit Risk Management

     The Company reduces credit risk through (i) the review of each single-family or commercial mortgage loan prior to purchase to ensure that it meets the guidelines established by the Company, (ii) use of early intervention, aggressive collection and loss mitigation techniques in the servicing process,
(iii) use of insurance in the securitization process, (iv) maintenance of appropriate capital and reserve levels, and (v) obtaining representations and warranties, to the extent possible, from originators. Although the Company does not set specific geographic diversification requirements, the Company closely monitors the geographic dispersion of the mortgage loans and makes decisions on a portfolio by portfolio basis about adding to specific concentrations.

     Commercial mortgage loans that the Company may acquire from HCMC are subject to underwriting standards established by the Company. These underwriting standards reflect the experience of HCMC in its past originations as well as the requirements of the rating agencies for commercial mortgage loans. The credit underwriting includes a financial and credit check of the borrower, technical reports including appraisal, engineering and environmental reports, as well as a review of the economic status of the geographic area where the mortgaged property is located. In addition, a separate credit sign-off is required before commercial mortgage loans can be transferred to the Company's Investment Portfolio from HCMC. The commercial mortgage loans in the Investment Portfolio will be monitored by the servicing department of HCMC, which includes a periodic review of financial statements of the mortgaged property as well as property inspections.

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

     Interest Rate Risk Management

     For accounting purposes, the Company has three basic types of mortgage loans: (i) mortgage loans held for sale, (ii) mortgage loans held to maturity and (iii) mortgage loans held in securitized form. Fixed rate mortgage loans held for sale are generally hedged. A variety of hedging instruments may be used, depending on the asset or liability to be hedged and the relative price of the various hedging instruments. Possible hedging instruments include forward sales of mortgage securities, and may also include interest rate futures or options, interest rate swaps, and caps and floor agreements. Mortgage loans held in securitized form are generally financed in a manner designed to maintain a consistent spread in a variety of interest rate environments and therefore do not require any hedging.

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


     Prepayment Risk Management

     With respect to commercial and multifamily mortgage loans, the Company will seek to minimize the effects of faster or slower than anticipated prepayment rates by acquiring originated mortgage loans from HCMC with prepayment penalties and utilizing various financial hedging instruments. Prepayment risk is monitored by senior management and through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

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

HEDGING

     Investment Portfolio

     The Company's primary method of addressing interest rate risk on its mortgage assets is through its strategy of securitizing mortgage loans with collateralized mortgage obligation ("CMO") borrowings or REMIC financing, which are designed to provide long term financing while maintaining a consistent spread in a variety of interest rate environments. The Company believes that its primary interest rate risk relates to mortgage assets that are financed with reverse repurchase agreements and are held for securitization.

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

     The Company may use a variety of instruments in its hedging program. One example currently used is an interest rate cap. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. The Company may also use, but as yet has not used, mortgage derivative securities. Mortgage derivative securities can be used as effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and to decrease as interest rates decline, while the experience for others is the converse. The Company will limit its purchases of mortgage derivative securities to investments that meet REIT requirements. To a lesser extent, the Company may also enter into, but again has not entered into, interest rate swap agreements, financial futures contracts and options on financial futures contracts, and forward contracts. However, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions of that Act. The REIT rules may restrict the Company's ability to purchase certain instruments and may restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks.

     In connection with securitizations of mortgage loans, the Company is subject to the risk of rising mortgage interest rates between the time it commits to a fixed price purchase and the time it sells or securitizes the mortgage loans. To mitigate this risk, the Company currently utilizes interest rate caps and forward sales of Agency mortgage securities and may utilize other hedging strategies, including mandatory and optional forward selling of mortgage loans or mortgage-backed securities, interest rate floors, and buying and selling of futures and options on futures. The nature and quantity of these hedging transactions is determined by the management of the Company based on various factors, including market conditions and expected volume of mortgage loan purchases.

     As of December 31, 1998, the Company had entered into the following hedging mechanisms: forward sales of Agency mortgage securities and interest rate caps. The forward sales of Agency mortgage securities are used to provide hedge protection against potential changes in the market value of certain of the Company's fixed rate mortgage loan portfolio, due to potential changes in current market interest rates. The Company only hedges its fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging costs of fixed rate mortgage pools were $541,000, $1,287,000, $2,632,000 and $1,091,000 in the first, second, third and fourth quarters of 1998, respectively. Management is satisfied that the Company's hedging program has been utilized effectively as no charges relating to the impairment of mortgage loans were booked in 1998.

     The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

     The FASB issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. SFAS is effective for fiscal quarters beginning after June 15, 1993. Management's preliminary evaluation of SFAS 133 indicates the implementation of SFAS 133 will not result in any material changes to the Company's consolidated statement of operations.

     Costs and Limitations

     The Company believes that it has implemented a cost-effective hedging policy to provide an adequate level of protection against interest rate risks. However, maintaining an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company from interest rate risks. Moreover, as noted above, certain of the REIT rules limit the Company's ability to fully hedge its interest rate risks. The Company monitors carefully, and may have to limit, its hedging strategies to assure that it does not violate the REIT rules, which could result in disqualification and/or payment of penalties.

     In addition, hedging involves transaction and other costs, which can increase dramatically as the period covered by the hedge increases and also increase in periods of rising and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks without significantly reducing the Company's return on equity.

SERVICING RIGHTS

     Whether servicing is purchased by the Company (along with purchased single-family mortgage loans or purchased multifamily mortgage loans and commercial mortgage loans) or created by HCMC (by the origination of multifamily mortgage loans and commercial mortgage loans), a value is placed on the servicing as a purchased mortgage servicing right ("PMSR") or an originated mortgage servicing right ("OMSR"), as the case may be, and recorded as an asset on the books of the respective entity.

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


REGULATION

     HCMC has mortgage-banking licenses in Arizona, Illinois, New Jersey, and Wisconsin. In addition, the Company's activities are subject to the rules and regulations of HUD. Mortgage operations also may be subject to applicable state usury and collection statutes.

     HCS is a registered broker/dealer with the Securities and Exchange Commission.

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

     The Company had four employees (the "Principals") at December 31, 1998. The Principals became employees of the Company as of January 1, 1998. The Company engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist the Company in accomplishing its business objectives. At December 31, 1998, HCP employed 50 people on a full-time basis and 40 people on a part-time basis. HCP periodically hires additional employees on a temporary basis to perform due diligence and consulting service work on specific engagements. HCP maintains a database of approximately 500 individuals that can be employed for due diligence and consulting engagements. To date, the Company and its subsidiaries believe they have been successful in their efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the employees are subject to collective bargaining agreements.

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

     A REIT is subject to a 100% tax on the net income from prohibited transactions. The only "prohibited transaction" is the sale or disposition of property, that is not foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. Management believes that none of the 1998 sales transactions would be classified as prohibited transactions.

RELATIONSHIPS WITH AFFILIATES AND PRIOR BUSINESS

     HCP has rendered asset management services in connection with the short-term trading of seasoned (more than one year since origination) single-family mortgage loans since 1995. In managing mortgage activities, HCP typically targeted mortgage loan pools containing subprime single-family mortgage loans with deficiencies that could be corrected so as to permit resales on favorable terms. In managing sale activities, HCP generally had pursued a strategy of selling single-family mortgage loans within eighteen months after their acquisition. The Company, on the other hand, generally holds mortgage loans on a long-term basis, so that returns are earned over the lives of mortgage loans rather than from their sales.

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

     After the closing of the initial public offering in September 1997, the Company acquired an Investment Portfolio, the composition of which has changed over time. HCP has continued to conduct the due diligence and consulting operations and, in addition, support the Company's acquisition and investment activities by providing due diligence services to the Company. HCMC has continued to originate, sell and service multifamily mortgage loans and commercial mortgage loans and, in addition, may in the future support the Company's acquisition and investment activities by serving as a source of multifamily mortgage loans and commercial mortgage loans. HCS facilitates the Company's trading activities by acting as a broker/dealer.

MANAGEMENT AGREEMENT

     Effective as of January 1, 1998, Hanover entered into a Management Agreement (the "Management Agreement") with HCP. Under this agreement, HCP, subject to the direction and control of Hanover's Board of Directors, provides certain services for Hanover, including, among other things: (i) serving as Hanover's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Board of Directors; (ii) assisting Hanover in developing criteria for the purchase of mortgage assets that are specifically tailored to Hanover's investment objectives; (iii) representing Hanover in connection with the purchase and commitment to purchase or sell mortgage assets; (iv) arranging for the issuance of mortgage securities from a pool of mortgage loans; (v) furnishing reports and statistical and economic research to Hanover regarding Hanover's activities and the services performed for Hanover by HCP; (vi) monitoring and providing to the Board of Directors on an ongoing basis price information and other data; (vii) investing or reinvesting any money of Hanover in accordance with its policies and procedures and the terms and conditions of the Management Agreement; (viii) providing the executive and administrative personnel office space and services required in rendering such services to Hanover; and (ix) administering the day-to-day operations of Hanover. For these services, Hanover pays HCP for each month an amount equal to the sum of (a) the wages and salaries of the personnel employed by HCP and/or its affiliates (other than independent contractors and other third parties rendering due diligence services in connection with the acquisition of any mortgage assets) apportioned to Hanover for such month, plus (b) twenty-five percent (25%) of (a). Hanover also is required to pay HCP for each month an amount equal to the sum of (c) the expenses of HCP for any due diligence services provided by independent contractors and other third parties in connection with the acquisition of any mortgage assets during such month plus
(d) three percent (3%) of (c). Any amount that may become payable by HCP to Hanover for any services provided by Hanover to HCP, including the services of the Principals, is offset against amounts payable to HCP.

     Subject to other contractual limitations, the Management Agreement does not prevent HCP from acting as an investment advisor or manager for any other person, firm or corporation. The term of the Management Agreement continues until December 31, 1999 and thereafter is automatically renewed for successive one year periods unless the unaffiliated directors resolve to terminate the Management Agreement.

FEDERAL INCOME TAX CONSIDERATIONS

     General

     Hanover has elected to be treated as a REIT for tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

     Requirements for Qualification as a REIT

     To qualify for tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

     Ownership of Common Stock

     For all taxable years after its first taxable year, Hanover's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of Hanover may be owned directly or indirectly by five or fewer individuals. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REITs shares (if Hanover has 200 or fewer shareholders of record, from persons holding 0.5% or more of Hanover's outstanding shares of capital stock) regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use and does use the calendar year as its taxable year for income.

     Nature of Assets

     On the last day of each calendar quarter, Hanover must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Hanover's assets must consist of mortgage loans, certain interests in mortgage loans, real estate, certain interests in real estate (the foregoing, "Qualified REIT Assets"), government securities, cash and cash items. Hanover expects that substantially all of its assets will continue to be Qualified REIT Assets. Second, not more than 25% of Hanover's assets may consist of securities that do not qualify under the 75% asset test. Third, of the investments in securities not included in the 75% asset test, the value of any one issuer's securities may not exceed 5% by value of Hanover's total assets, and Hanover may not own more than 10% of any one issuer's outstanding voting securities. Pursuant to its compliance guidelines, Hanover intends to monitor closely the purchase and holding of its assets in order to comply with the above asset tests.

     Sources of Income

     Hanover must meet the following two separate income-based tests each year:

     1. 75% INCOME TEST. At least 75% of Hanover's gross income for the taxable year must be derived from Qualified REIT Assets including interest on obligations secured by mortgages on real property or interests in real property. During the first year of operations certain temporary investment income will also qualify under the 75% income test. The investments that Hanover has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

     2. 95% INCOME TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of Hanover's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. Hanover intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of Hanover to maintain REIT status may limit the types of assets, including hedging contracts and other securities, that Hanover otherwise might acquire.

     Distributions

     Hanover must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain "excess noncash income". Hanover intends to make distributions to its shareholders in sufficient amounts to meet this 95% distribution requirement.

     Taxation of Hanover's Shareholders

     For any taxable year in which Hanover is treated as a REIT for Federal income tax purposes, amounts distributed by Hanover to its shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for Federal income tax purposes unless properly designated by Hanover as capital gain dividends. Distributions of Hanover will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any net operating losses or capital losses of Hanover. Any loss on the sale or exchange of shares of the common stock of Hanover held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received on the common stock held by such shareholder.

     If Hanover makes distributions to its shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of Hanover's shares. Hanover will withhold 30% of dividend distributions to shareholders that Hanover knows to be foreign persons unless the shareholder provides Hanover with a properly completed IRS form claiming a reduced withholding rate under an applicable income tax treaty.

     Under the Code, if a portion of Hanover's assets were treated as a taxable mortgage pool or if Hanover were to hold REMIC residual interests, a portion of Hanover's dividends would be treated as unrelated business taxable income ("UBTI") for pension plans and other tax exempt entities. Hanover believes that it has not engaged in activities that would cause any portion of Hanover's income to be taxable as UBTI for pension plans and similar tax exempt shareholders. Hanover believes that its shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act ("ERISA") for Qualified Plans.

     The provisions of the Code are highly technical and complex and are subject to amendment and interpretation from time to time. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. Hanover has not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to its organization or operations.

ITEM 2: PROPERTIES

     The Company's and its unconsolidated subsidiaries operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:


                                 OFFICE      MINIMUM
                                  SPACE      ANNUAL          EXPIRATION
         LOCATION             (SQ. FT.)      RENTAL             DATE                  OFFICE USE
         --------             ---------     --------         ----------               ----------
New York, New York (a)            7,863     $158,800         July 2009         Executive, Administration,
                                                                                 Accounting, Investment
                                                                                      Operations
Edison, New Jersey                5,834       75,900         June 2002      Accounting, Administration, Due
                                                                             Diligence Operations, Mortgage
                                                                                Loan Servicing, Investment
                                                                                       Operations
Edison, New Jersey                1,182       25,000       August 2002         Due Diligence Operations
Chicago, Illinois (b)             1,151       49,500     February 2004         Due Diligence Operations,
                                                                                 Investment Operations
St. Louis, Missouri               1,007       22,200       August 2001     Mortgage Origination Operations
Rockland, Massachusetts             300        6,000     Month to Month          Investment Operations
St. Paul, Minnesota                 150        6,000       August 1999           Investment Operations

                                 ------     --------
           Total:                17,487     $343,400
                                 ======     ========

(a) HCP entered into an amendment to the existing office lease in December 1998 to relocate from its existing office space (2,328 sq. ft.) to larger office space (7,863 sq. ft.) in the same office building; the new office space is expected to be ready for occupancy once the construction of the space is completed (May 1999); the above minimum annual rent reflects 4 months of base rental costs for the existing office space and 8 months of base rental costs for the new office space.
(b) HCP entered into a new lease for office space (1,151 sq. ft.) effective February 1999; HCP is still obligated on its existing office lease (3,905 sq. ft.) through June 1999; the above minimum annual rent reflects 6 months of base rental costs for the existing office space and 10 months of base rental costs for the new office space.

     Management of the Company believes that these facilities are adequate for the Company's and its unconsolidated subsidiaries foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates is available, if necessary.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not engaged in any material legal proceeding. However, an affiliate of the Company, HCMC, was a party to the legal proceeding described below.

     In November 1998, HCMC made a payment of $20,000 to Quarters on Melody Lane Partnership ("Quarters") in full and final settlement of a lawsuit brought against HCMC by Quarters in 1997, in the District Court in Dallas County, Texas (titled Quarters on Melody Lane Partnership v. Hanover Capital Mortgage Corporation et al.).

     In a letter dated December 1996, Quarters threatened to sue HCMC and others unless Quarters was permitted to repay a multifamily mortgage loan, which had been originated by HCMC, without prepayment penalties. The initial principal balance of the multifamily mortgage loan, which closed in June 1994, was approximately $1.76 million. A portion of the proceeds of the loan was retained in an escrow account to fund the cost of repairs, replacements and improvements. Quarters alleged that HCMC personnel orally represented before the closing that funds would be disbursed from the escrow account other (and more favorably to the obligor)
 than as provided in the loan documents. Disbursements were not made in accordance with such alleged representations. HCMC sold the loan on the day of closing and sold the servicing rights to the loan in December 1994. While HCMC denied that its representatives made any misrepresentations to Quarters, Quarters filed suit against HCMC and others as defendants, in District Court in Dallas County, Texas. The complaint alleged fraudulent misrepresentation, breach of contract, fraudulent withholding of funds, breach of fiduciary duty and conversion. On July 17, 1997, Quarters filed an amended petition, alleging actual damages in the amount of $300,000 and seeking punitive damages in the amount of $1,000,000.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. As of December 31, 1998, there were 5,917,878 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters' over-allotment option. Hanover utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage assets.

     On September 19, 1997, the units began trading on the American Stock Exchange under the trading symbol HCM.U or HCM/U. Commencing March 19, 1998, the warrants became detachable from the common stock, and commencing March 20, 1998, the common stock and warrants began trading separately on the American Stock Exchange under the trading symbols HCM and HCM.WS, respectively. As of March 10, 1999, Hanover had 6,126,899 shares of common stock issued and outstanding, which was held by 84 holders of record and approximately 2,000 beneficial owners.

     The following tables set forth, for the periods indicated, the high, low and closing sales price of Hanover's securities as reported on the American Stock Exchange in 1997 and 1998.


                                                                            UNIT PRICES
                                                                            -----------
                                                              High              Low              Close
                                                             --------          -------          ------
Third Quarter Ended September 30, 1997                       17 1/4             15              17 1/8
Fourth Quarter Ended December 31, 1997                       18 7/8             15 1/8          16 1/2
First Quarter Ended March 31, 1998                           21 7/8             16 1/4          19 1/16
Second Quarter Ended June 30, 1998                           20 13/16           10 5/8          10 5/8
Third Quarter Ended September 30, 1998                       11 3/4              7 1/4           7 1/4
Fourth Quarter Ended December 31, 1998                        7 1/4              3 1/2           4 3/16

                                                                            COMMON STOCK
                                                                            ------------
                                                              High              Low              Close
                                                             ------            ------            ------
First Quarter Ended March 31, 1998 (a)                       16 1/2            16 1/8            16 1/4
Second Quarter Ended June 30, 1998                           17 3/8             9 1/2             9 1/2
Third Quarter Ended September 30, 1998                       10 3/8             6 7/8             6 7/8
Fourth Quarter Ended December 31, 1998                        6 7/8             3 1/2             4

                                                                              WARRANTS
                                                                              --------
                                                              High              Low              Close
                                                             -----             ------            ------
First Quarter Ended March 31, 1998 (a)                       3 7/8             3 1/8             3 1/8
Second Quarter Ended June 30, 1998                           3 3/4             1 1/8             1 1/8
Third Quarter Ended September 30, 1998                       1 3/8               3/16              3/16
Fourth Quarter Ended December 31, 1998                         3/8               5/16              1/8

     The following table sets forth, for the periods indicated, Hanover's dividends declared for each quarter:

                                                                             DIVIDENDS
                                                                             DECLARED
                                                                             ---------
Quarter Ended June 30, 1997 (b)                                                  --
Quarter Ended September 30, 1997 (b)                                             --
Quarter Ended December 31, 1997                                                $0.16
Quarter Ended March 31, 1998                                                   $0.21
Quarter Ended June 30, 1998                                                    $0.21
Quarter Ended September 30, 1998                                               $0.17
Quarter Ended December 31, 1998                                                $0.11

     (a) common stock and warrants were first listed on the American Stock Exchange on March 20, 1998
     (b) Hanover was incorporated in June 1997; operations did not begin until September 1997

     Hanover intends to pay quarterly dividends and other distributions to its shareholders of all or substantially all of its taxable income in each year in order to quality for the tax benefits accorded to a REIT under the Code. To the extent that Hanover records capital gain income in future years, this income does not need to be distributed as dividends to shareholders to the extent of unutilized capital losses recorded in 1998 (approximately $6,700,000). All distributions will be made by Hanover at the discretion of the Board of Directors and will depend on the earnings of Hanover, financial condition of Hanover, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected financial data are derived from audited consolidated financial statements of Hanover for the year ended December 31, 1998 and for the period from June 10, 1997 (inception) to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data):

                                                                                    Period from
STATEMENT OF OPERATIONS HIGHLIGHTS                       Year Ended             June 10 (inception)
                                                      December 31, 1998        to December 31, 1997
                                                      -----------------        --------------------
Net interest income                                      $     6,623                $     1,676
Loan loss provision                                             (356)                       (18)
Gain (loss) on sale of assets                                 (5,704)                        35
                                                         -----------                -----------

Total revenues                                                   563                      1,693
Expenses                                                       4,064                        940
                                                         -----------                -----------
Operating income (loss)                                       (3,501)                       753

Equity in (loss) of unconsolidated subsidiaries               (1,433)                      (254)
                                                         -----------                -----------

Net income (loss)                                        $    (4,934)               $       499
                                                         ===========                ===========

Basic earnings (loss) per share                          $     (0.77)               $       0.15
                                                         ===========                ============

Diluted earnings (loss) per share                        $     (0.77)               $       0.14
                                                         ===========                ============

Dividends declared per share                             $      0.70                $       0.16
                                                         ===========                ============


BALANCE SHEET HIGHLIGHTS                                 December 31,               December 31,
                                                            1998                        1997
                                                         ------------               ------------
Mortgage loans                                           $   407,994                $   160,970
Mortgage securities                                           78,478                    348,131
Cash and cash equivalents                                     11,837                      4,022
Other assets                                                  17,861                      4,420
                                                         -----------                -----------

Total assets                                             $   516,170                $   517,543
                                                         ===========                ===========

Reverse repurchase agreements                            $   370,090                $   435,138
Mortgage backed bonds                                         77,305                         --
Other liabilities                                              2,995                      4,307
                                                         -----------                -----------

Total liabilities                                            450,390                    439,445
                                                         -----------                -----------

Stockholders' equity                                          65,780                     78,098
                                                         -----------                -----------

Total liabilities and stockholders' equity               $   516,170                $   517,543
                                                         ===========                ===========

Number of common shares outstanding                        6,321,899                  6,466,677
                                                         ===========                ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover acquired three bankruptcy remote limited purpose finance subsidiaries in 1998 in order to complete two significant mortgage loan securitization transactions. In March 1998, Hanover acquired 100% of the common stock of Hanover Capital SPC, Inc. and in October 1998 acquired 100% of the common stock of Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly owned subsidiaries, Hanover Capital SPC, Inc., Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. (together referred to as the "Company") and its unconsolidated subsidiaries is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell, and service multifamily mortgage loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its' stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans from an unconsolidated subsidiary of the Company.

     Hanover Capital SPC, Inc., a wholly-owned subsidiary of Hanover, was incorporated in Delaware on March 24, 1998 for the sole purpose of issuing mortgage notes through a private placement (REMIC) offering. Hanover Capital SPC, Inc. transferred all of it retained securities to its wholly owned subsidiary, Hanover Capital Repo Corp. Hanover Capital Repo Corp. was incorporated in Delaware on March 26, 1998.

     Hanover QRS-1 98-B, Inc., a wholly owned subsidiary of Hanover, was incorporated in Delaware on October 16, 1998 for the sole purpose of owning certain investment grade mortgage securities acquired from Hanover Capital Partners 2, Inc. ("HCP-2"), an unconsolidated subsidiary of Hanover.

     Hanover QRS-2 98-B, Inc., a wholly owned subsidiary of Hanover, was incorporated in Delaware on October 19, 1998 for the sole purpose of owning certain investment grade and subordinated mortgage securities acquired from HCP-2.

RESULTS OF OPERATIONS

     GENERAL

     Hanover was organized on June 10, 1997, but did not commence operations until September 19, 1997 (the date of the IPO closing). The Company had a net loss in 1998 of $4,934,000 or a loss of $0.77 per share based on a weighted average of 6,418,305 shares of common stock outstanding. In the previous year, for the period from June 10, 1997, (inception) to December

31, 1997 the Company's net income was $499,000 or $0.15 per share based on a weighted average of 3,296,742 shares of common stock outstanding.

     The core business of the Company, acquiring single-family mortgage loans and subsequently securitizing mortgage loans and retaining interests therein, generated net interest income of $6,880,000 in 1998 as compared to $1,051,000 in 1997, (the initial start-up year reflected only three full months of operations).

     The Company's investment in purchased mortgage securities reflected negative net interest income of $1,335,000 in 1998. Most of the mortgage securities were held for a period of slightly more than nine months in 1998 as compared to a one month holding period in 1997, which generated net interest income of $202,000. The majority of the purchased mortgage securities were adjustable rate Agency mortgage securities collateralized by adjustable rate mortgages that experienced extremely high prepayment speeds during 1998.

     Net interest income generated from notes receivable to affiliates and investments of excess cash and cash collateral on deposit with repo lenders aggregated $1,070,000 in 1998 (for a full 12 month period) compared to $423,000 in 1997 (a period of slightly more than 3 months).

     The most significant contributor to the 1998 net loss was the loss on the sale of purchased mortgage securities. In October 1998, the Company sold all of its purchased adjustable rate Agency mortgage securities at a loss of $5,989,000. In October 1998, the Company also sold (i) certain adjustable rate FNMA mortgage securities (that the Company received in a swap for certain adjustable rate mortgage loans) at a loss of $161,000 and (ii) certain fixed rate FNMA mortgage securities (that the Company received in a swap for certain fixed rate mortgage loans) at a gain of $495,000. Lastly, the Company also sold a pool of mortgage loans in April 1998 at a loss of $49,000.

     Operating expenses in 1998 totaled $4,064,000 (a full year) compared to $940,000 for the period September 19 to December 31, 1997. Expenses directly related to acquisitions of mortgage loans (management and administration, due diligence and commissions) totaled $1,706,000 in 1998 as compared to $523,000 in 1997. The Company reflected significant increases in certain operating expenses in 1998, particularly with respect to legal and professional and financing/commitment fees, as the Company began securitizing mortgage loans in different formats beginning in the second quarter of 1998.

     Another significant contributor to the Company's net loss in 1998 was the loss recorded from the Company's investment in HCP (for a full year of operations) of $1,039,000 and HCP-2 (for a period in excess of two months) of $394,000. The net loss generated from the Company's investment in HCP in 1997 (for a period of approximately 3 1/2 months) was $254,000.

     The table below highlights the Company's brief historical trends and components of return on average equity.

                               COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                             Gain (loss) on                     Equity in
                            Net Interest        Sale of         Operating     Earnings (Loss)    Annualized
       For the             Income(Loss)/        Assets/         Expenses/    of  Subsidiaries/   Return on
    Quarter Ended             Equity            Equity           Equity           Equity           Equity
    -------------          -------------     --------------     ---------    -----------------   ----------
June 30, 1997 (2)               0.00%            0.00%            0.00%            0.00%            0.00%
September 30, 1997 (3)          4.85%            0.00%            3.59%            0.97%            2.23%
December 31, 1997               7.71%            0.18%            4.26%           (1.41%)           2.22%
March 31, 1998                 10.78%            0.00%            4.37%           (0.03%)           6.38%
June 30, 1998                   3.47%           (0.25%)           5.00%           (1.50%)          (3.28%)
September 30, 1998              8.23%            0.00%            4.89%           (1.52%)           1.82%
December 31, 1998              11.12%          (32.76%)           7.55%           (4.89%)         (34.08%)

(1)  Average equity excludes unrealized loss on investments available for sale.
(2) The Company was organized on June 10, 1997, but did not begin operations until September 19, 1997.
(3) Average equity is based on equity balance at September 19, 1997 (IPO date) and equity balance at September 30, 1997, excluding unrealized loss on investments available for sale.

     The following table reflects the average balances for each major category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the periods shown below (dollars in thousands):

                                Quarter Ended           Quarter Ended         Quarter Ended         Quarter Ended
                               March 31, 1998           June 30, 1998       September 30 1998     December 31, 1998
                               -------------------------------------------------------------------------------------
                               Average   Effective    Average  Effective    Average  Effective   Average   Effective
                               Balance      Rate      Balance     Rate      Balance    Rate      Balance     Rate
                               -------   ---------    -------  ---------    -------  ---------   -------   ---------
Interest Earning Assets
Mortgage loans (1)             $216,275    7.410%    $370,811    7.371%    $566,456    7.489%    $465,445    7.392%
Collateral for mortgage
backed bonds (1)                                       92,272    7.158%      91,980    7.071%      86,477    6.230%
Mortgage securities (2)         334,722    6.116%     281,933    3.992%     243,299    4.528%      72,938    7.520%
                               --------    ------    --------    ------    --------    ------    --------    ------
                               $550,997    6.624%    $745,016    6.066%    $901,735    6.648%    $624,860    7.246%
                               ========    ======    ========    ======    ========    ======    ========    ======



Interest Bearing
Liabilities
  Reverse repurchase
     borrowings on
     mortgage loans            $166,881    6.318%    $332,424    6.452%    $523,403    6.377%    $447,915    6.422%
  Mortgage backed bonds                                88,069    6.901%      87,524    6.916%      80,522    6.926%
  Reverse repurchase
     borrowings on
     collateral for mortgage
     backed bonds                                       1,076    7.031%         203    6.145%       1,760    6.616%
  Reverse repurchase
     borrowings on
     mortgage securities        324,305    5.597%     272,176    5.616%     241,388    5.701%      58,332    5.636%
                               --------    ------    --------    ------    --------    ------    --------    ------
                               $491,186    5.842%    $693,745    6.241%    $852,518    6.364%    $588,529    6.535%
                               ========    ======    ========    ======    ========    ======    ========    ======

Net Interest Earning
   Assets                      $ 59,811              $ 51,271              $ 49,217              $ 36,331
                               ========              ========              ========             ========

Net Interest Spread                        0.782%               (0.175%)               0.284%                0.711%
                                           ======               =======                ======                ======

Yield on Interest Earning
   Assets (3)                             13.046%                3.700%               11.562%               18.769%
                                          =======                ======               =======               =======

                                                          PERIOD FROM SEPTEMBER 30 TO
                                                               DECEMBER 31, 1997
                                                          ---------------------------
                                                           Average           Effective
                                                           Balance              Rate
                                                           -------           ---------
Interest Earning Assets:
  Mortgage loans (1)                                      $  83,776            7.317%
  Mortgage securities (2)                                   116,375            6.268%
                                                          ---------            ------
                                                          $ 200,151            6.707%
                                                          =========            ======
Interest Bearing Liabilities
  Reverse repurchase borrowings on mortgage loans         $  32,674            6.313%
  Reverse repurchase borrowings on mortgage securities      113,803            5.723%
                                                          ---------            ------
                                                          $ 146,477            5.855%
                                                          =========            ======

Net Interest Earning Assets                               $  53,674
                                                          =========
                                                                               0.852%
                                                                               ======
Net Interest Spread

Yield on Net Interest Earnings Assets (3)                                      9.034%
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

NET INTEREST INCOME

     The combined 1998 net interest income generated from the Company's core business is reflected in the table below (dollars in thousands):

                                    Quarter      Quarter       Quarter         Quarter
                                     Ended        Ended         Ended           Ended
                                    March 31,    June 30,    September 30,    December 31,
                                      1998        1998          1998             1998            Total
                                    -------------------------------------------------------------------
Mortgage loans                       $1,371      $1,412        $2,076           $1,251           $6,110
Collateral for
    mortgage backed bonds                           113           109              (77)             145
FNMA mortgage securities                 --          --            41               65              106
Private placement mortgage               --          --            --              519              519
securities
                                    -------------------------------------------------------------------
                                     $1,371      $1,525        $2,226           $1,758           $6,880
                                    ===================================================================

     The following table reflects the average balances for each major category of the Company's core business interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the periods shown below (dollars in thousands):

                                  Quarter Ended        Quarter Ended           Quarter Ended           Quarter Ended
                                  March 31, 1998       June 30, 1998         September 30 1998       December 31, 1998
                                -------------------------------------------------------------------------------------------
                                Average  Effective   Average    Effective    Average    Effective    Average     Effective
                                Balance    Rate      Balance      Rate       Balance      Rate       Balance       Rate
                                -------  ---------   -------    ---------    -------    ---------    -------     ---------
Interest Earning Assets
 Mortgage loans                 $216,275    7.410%    $370,811    7.371%      $566,455    7.489%       $465,445    7.392%
 Collateral for mortgage
  backed bonds                                          92,272    7.158%        91,980    7.071%         86,477    6.230%
 Mortgage securities                                                            11,665    7.429%         38,340   10.187%
                                -----------------------------------------------------------------------------------------
                                $216,275    7.410%    $463,083    7.329%      $670,100    7.429%       $590,262    7.403%
                                =========================================================================================

Interest Bearing
Liabilities
 Reverse repurchase
  borrowings on
  mortgage loans                $166,882    6.318%    $332,424    6.452%      $523,403    6.377%       $447,915    6.422%
 Mortgage backed bonds                                  88,069    6.901%        87,524    6.916%         80,522    6.926%
 Reverse repurchase
  borrowings on collateral for
  mortgage backed bonds                                  1,076    7.031%           203    6.145%          1,760    6.616%
 Reverse repurchase
  borrowings on
  mortgage securities                                                           11,351    5.952%         26,947    5.824%
                                -----------------------------------------------------------------------------------------
                                $166,882    6.318%    $421,569    6.604%      $622,481    6.567%       $557,144    6.581%
                                =========================================================================================

Net Interest Earning
 Assets                         $49,393               $41,514                 $ 47,619                 $33,118
                                =======               =======                 ========                 =======

Net Interest Spread                         1.092%                0.725%                  0.862%                   0.822%
                                            ======                ======                  ======                   ======

Yield on Interest Earning
 Assets                                    11.099%               14.689%                 18.698%                  21.233%
                                           =======               =======                 =======                  =======

Yield on Interest Earning
 Assets [after adjustment to
  include net interest income              11.099%               14.689%                 18.698%                  14.978%
  and capital (net interest                =======               =======                 =======                  =======
  earning assets) of HCP-2]

CORE BUSINESS - MORTGAGE LOANS
     Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during 1998 is detailed below (dollars in thousands):

                                       Quarter       Quarter         Quarter         Quarter
                                        Ended         Ended           Ended           Ended
                                      March 31,      June 30,      September 30,    December 31,
Mortgage Loans                           1998          1998            1998            1998
--------------                        ---------------------------------------------------------
Average asset balance                  $216,275       $370,811       $566,455       $465,445
Average repo balance                    166,882        332,424        523,403        447,915
                                       --------       --------       --------       --------
Net interest earning assets            $ 49,393       $ 38,387       $ 43,052       $ 17,530
                                       ========       ========       ========       ========

Average leverage ratio                   77.162%        89.648%        92.400%       96.234%
                                       ========       ========       ========       ========

Effective interest income rate            7.410%         7.371%         7.489%        7.392%
Effective interest expense rate           6.318%         6.452%         6.377%         6.422%
                                       --------       --------       --------       --------

Net interest spread                       1.092%         0.919%         1.112%         0.970%
                                       ========       ========       ========       ========

Interest income                        $  4,006       $  6,833       $ 10,606       $  8,602
Interest expense                          2,635          5,421          8,530          7,351
                                       --------       --------       --------       --------

Net interest income                    $  1,371       $  1,412       $  2,076       $  1,251
                                       ========       ========       ========       ========

Yield on net interest earning  assets
                                         11.099%        14.712%        19.285%        28.543%
                                       ========       ========       ========       ========

     The Company's core business of acquiring single-family seasoned mortgage loans and holding the loans prior to making a determination as to whether the mortgage loans will be securitized generated net interest income of $6,110,000 in 1998.

     The average mortgage loan balance increased on a quarter to quarter basis through September, as the Company purchased mortgage loan product at an average rate of approximately $250 million per quarter during this time. Only $91 million of mortgage loans were purchased in the fourth quarter of 1998. In April 1998, the Company completed its first REMIC securitization and thereby transferred $103 million (par value) of mortgage loans to collateral for mortgage backed bonds. In August 1998, the Company converted approximately $17 million (par value) of adjustable rate mortgage loans into FNMA mortgage securities, and in October and December 1998, the Company converted $56 million and $55 million (par value) of fixed rate mortgage loans into FNMA mortgage securities. Lastly, in October 1998, the Company completed a $318 million (par value) REMIC securitization accomplished through a taxable subsidiary of the Company, HCP-2. This transaction required the Company to contribute mortgage loans net of the respective reverse repurchase financing to HCP-2 in exchange for all of the preferred stock of HCP-2. Simultaneously, the Company acquired from HCP-2, through two newly created REIT qualified subsidiaries, all of the investment grade securities (except for the "AAA" rated securities), the unrated securities, the interest only securities and the principal only securities from the security transaction.

     The purchase of mortgage loans was accomplished through reverse repurchase agreement financing and equity. In the early part of 1998 the Company used equity to the extent possible to fund the purchase of mortgage loans. The average leverage ratio increased significantly in the last half of 1998 as the Company implemented a plan to increase liquidity, which effectively reduced the amount of capital employed.

     The effective interest income rate (after adjusting for the amortization of premium, discounts and certain deferred costs) on the mortgage loan portfolio remained fairly consistent during the year. Prepayments on various mortgage pools fluctuated during the year but overall the prepayment speed remained at slightly higher than expected levels (20%-25%). The financing costs on the mortgage pools varied from a low of 6.318% in the first quarter of 1998 to 6.452% in the second quarter of 1998. Interest rates are almost exclusively indexed to LIBOR. The decreases in interest rates in 1998 resulted in larger net interest spreads to the benefit of the Company, particularly in the third quarter of 1998. The Company's interest expense rates rose slightly in the fourth quarter as compared to the third quarter due to a short term financing agreement entered into in November. The interest rate charged on this financing agreement was 8.006% in the fourth quarter of 1998.

CORE BUSINESS - COLLATERAL FOR MORTGAGE BACKED BONDS
     Net interest income generated from collateral for mortgage backed bonds during 1998 is detailed below (dollars in thousands):

                                         Quarter    Quarter     Quarter         Quarter
                                          Ended      Ended       Ended           Ended
                                        March 31,   June 30,  September 30,   December 31,
Collateral for mortgage backed bonds       1998       1998       1998             1998
------------------------------------    ---------   --------  -------------   ------------
Average asset balance                         0     $ 92,272    $ 91,980        $ 86,477
Average mortgage backed bonds
  balance                                     0       88,069      87,524          80,522
Average repo balance                          0        1,076         203           1,760
                                            ---     --------    --------        --------
Net interest earning assets                   0     $  3,127    $  4,253        $  4,195
                                            ===     ========    ========        ========

Average leverage ratio                      N/A       95.445%     95.155%         93.113%
                                            ===     ========    ========        ========

Effective interest income rate              N/A        7.158%      7.071%          6.230%
Effective interest expense rate             N/A        6.903%      6.915%          6.919%
                                            ---     --------    --------        --------

Net interest spread                         N/A        0.255%      0.156%         (0.689)%
                                            ===     ========    ========        ========

Interest income                               0     $  1,651    $  1,625        $  1,346
Interest expense                              0        1,538       1,516           1,423
                                            ---     --------    --------        --------

Net interest income                           0     $    113    $    109        $    (77)
                                            ===     ========    ========        ========

Yield on net interest earning assets        N/A       14.413%     10.291%         (7.346)%
                                            ===     ========    ========        ========

     In April 1998 the Company securitized (through a wholly owned subsidiary of the Company - Hanover Capital SPC, Inc.) $102,977,000 (par value) of mortgage loans. This securitization was accomplished in a REMIC format which was accounted for as a financing for GAAP purposes and as a sale for tax purposes.

     In a financing, the Company continues to record 100% of the interest income, net of servicing fees, generated by the mortgage loans. The primary source of financing for these mortgage loans is the mortgage backed bonds. This financing represents the liability for the investment grade mortgage bonds not retained by the Company - $77,305,000 at December 31, 1998. The interest expense on this financing represents the coupon interest amount to be paid to the investment grade bond holders. The Company's net equity in the secured transaction represents the non-investment grade, interest only and principal only bonds. The Company's net equity investment in collateral for mortgage backed bonds can also be leveraged through reverse repurchase financing. At December 31, 1998 the Company had $1,911,000 of reverse repurchase financing on a portion of the collateral for mortgage backed bonds ($2,542,000). The coupon interest rates on the bonds, except for the interest only and principal only bonds, have fixed coupon interest rates of 6.75% and 7.00%. The interest only bonds generate monthly interest from the excess interest generated on the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable bonds. The interest rate on each of the interest only bonds is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related bonds coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, the effective interest rate will decline as prepayments on the underlying mortgages with interest rates in excess of the coupon rates accelerate. The mortgage loans collateralizing the mortgage backed bonds experienced prepayment speeds over the last six months of 1998 of approximately 26%. These prepayment speeds were higher than anticipated. Accordingly, in the fourth quarter of 1998 the Company booked an additional premium amortization adjustment (decreasing interest income) of $145,000.

     Interest expense includes the interest on the mortgage backed bonds, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs.

CORE-BUSINESS - FNMA MORTGAGE SECURITIES (SWAPPED FOR THE COMPANY'S MORTGAGE LOANS)
     Net interest income generated from investments in FNMA mortgage securities that were converted from the Company's mortgage loans during 1998, is detailed below (dollars in thousands):

                                           Quarter    Quarter      Quarter         Quarter
                                            Ended      Ended        Ended           Ended
                                           March 31,  June 30,   September 30,    December 31,
FNMA mortgage securities (swapped)           1998       1998          1998            1998
-------------------------               ------------------------------------------------------
Average asset balance                       0          0         $11,665         $24,894
Average repo balance                        0          0          11,351          24,163
                                           ---        ---        -------         -------
Net interest earning assets                 0          0         $   314         $   731
                                           ===        ===        =======         =======

Average leverage ratio                     N/A        N/A         97.311%         97.067%
                                           ===        ===        =======         =======

Effective interest income rate             N/A        N/A          7.429%          5.778%
Effective interest expense rate            N/A        N/A          5.952%          5.693%
                                           ---        ---        -------         -------

Net interest spread                        N/A        N/A          1.477%          0.085%
                                           ===        ===        =======         =======

Interest income                             0          0         $   213         $   416
Interest expense                            0          0             172             351
                                           ---        ---        -------         -------

Net interest income                         0          0         $    41         $    65
                                           ===        ===        =======         =======

Yield on net interest earning assets       N/A        N/A         52.001%         35.457%
                                           ===        ===        =======         =======


     During 1998 the Company completed three separate swap transactions with FNMA. In August 1998, the Company exchanged $17.4 million (par value) of adjustable rate mortgage loans in exchange for a like amount of mortgage securities in the form of five FNMA certificates. All of the mortgage certificates were subsequently sold with recourse in October 1998. In October and December 1998, the Company exchanged $55.6 million and $55.2 million, respectively of fixed rate mortgage loans for a like amount of mortgage securities in the form of 19 and 31 FNMA certificates, respectively. The $55.6 million of mortgage securities represented by the 19 FNMA certificates was sold with recourse in October, several days after the loans were securitized.

CORE BUSINESS - PRIVATE PLACEMENT MORTGAGE SECURITIES (PURCHASED FROM A RELATED PARTY)
     Net interest income generated from private placement securities purchased from an affiliate, HCP-2, in October 1998 is detailed below (dollars in thousands):

                                                  Quarter    Quarter      Quarter         Quarter
                                                   Ended      Ended        Ended           Ended
                                                  March 31,  June 30,   September 30,    December 31,
Private placement mortgage securities               1998       1998         1998           1998 (1)
-------------------------------------             ---------------------------------------------------
Average asset balance                                 0          0            0            $13,446
Average - repo balance                                0          0            0              2,784
                                                     ---        ---          ---           -------
Net interest earning assets                           0          0            0            $10,662
                                                     ===        ===          ===           =======

Average leverage ratio                               N/A        N/A          N/A            20.707%
                                                     ===        ===          ===           =======

Effective interest income rate                       N/A        N/A          N/A            16.662%
Effective interest expense rate                      N/A        N/A          N/A             5.729%
                                                     ---        ---          ---           -------

Net interest spread                                  N/A        N/A          N/A            10.933%
                                                     ===        ===          ===           =======

Interest income                                       0          0            0            $   560
Interest expense                                      0          0            0                 41
                                                     ---        ---          ---           -------

Net interest income                                   0          0            0            $   519
                                                     ===        ===          ===           =======

Yield on net interest earning assets                 N/A        N/A          N/A            19.484%
                                                     ===        ===          ===           =======

(1) This table does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest income of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the table on page 48 that reflects the Company's combined overall yield and total net interest earning assets employed.

     In October 1998 the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. The Company contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock of HCP-2). HCP-2 issued a REMIC mortgage security and sold all of the REMIC securities except the "AAA" rated notes to two newly created wholly-owned subsidiaries of the Company (Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.). The Company's investment at December 31, 1998 includes nine investment grade ("AA", "A" and "BBB") notes and six interest only notes. The interest rates on the investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At December 31, 1998 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000 and the second group had an effective weighted average interest rate of 0.255% on a notional balance of $143,666,000.

     The interest only notes serve to significantly increase the overall yield of the mortgage securities portfolio (16.662% for the fourth quarter of 1998). The interest only notes, however, will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the net coupon rate. In all likelihood mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates. Accordingly, the effective yield generated by this portfolio is expected to decrease over time. The underlying mortgage loans were prepaying at an annualized speed of approximately 29% in 1998, slightly higher than expected.

NON-CORE BUSINESS - PURCHASED AGENCY MORTGAGE SECURITIES
     Net interest income (loss) generated from purchased Agency mortgage securities in 1998 is detailed below:

                                                    Quarter          Quarter           Quarter              Quarter
                                                     Ended            Ended             Ended                Ended
                                                   March 31,        June 30,        September 30,        December 31,
Purchased FNMA & FHLMC mortgage securities           1998             1998               1998                1998
---------------------------------------------------------------------------------------------------------------------
Average asset balance                              $334,722         $281,933             $231,634             $34,598
Average repo balance                                324,305          272,176              230,037              31,385
                                                   --------         --------             --------             -------
Net interest earning assets                        $ 10,417         $  9,757             $  1,597             $ 3,213
                                                   ========         ========             ========             =======

Average leverage ratio                               96.888%          96.539%              99.310%             90.712%
                                                   ========         ========             ========             =======

Effective interest income rate                        6.116%           3.992%               4.385%              4.564%
Effective interest expense rate                       5.597%           5.616%               5.689%              5.584%
                                                   --------         --------             --------             -------

Net interest spread                                   0.519%          (1.624)%            (1.304)%            (1.020)%
                                                   ========         ========             ========             =======

Interest income                                    $  5,118         $  2,814             $  2,541             $   394
Interest expense                                      4,538            3,864                3,344                 448
                                                   --------         --------             --------             -------

Net interest income (loss)                         $    580         $ (1,050)            $   (803)            $   (54)
                                                   ========         ========             ========             =======

Yield on net interest earning assets                 22.273%         (43.054)%           (201.112)%            (6.608)%
                                                   ========         ========             ========             =======

     In December 1997, the Company purchased 15 ARM securities from various "Wall Street" dealers and in March of 1998, purchased a fixed rate FNMA certificate from another dealer firm. The ARM securities were purchased at a price of 103.72% of par value or $349,286,000 and the FNMA fixed rate mortgage security was purchased at a price of 105.125% of par value or $4,333,000. These mortgage securities were financed with separate PSA reverse repurchase agreement financing with lender haircuts generally in the 3% range. Certain lenders require cash deposits to satisfy margin calls, while other lenders require a paydown of the reverse repurchase agreement financing to satisfy margin calls. In the third quarter of 1998 the net interest earning assets employed decreased dramatically from $9,757,000 in the second quarter to $1,597,000 in the third quarter. This decrease was attributable to (i) an increase in the negative mark to market (unrealized loss), (ii) a reduction in net premiums (due to rapid prepayments), and (iii) a significant increase in cash on deposit with certain lenders relating to margin calls. In October

1998 the Company sold all of the Agency ARM securities, leaving only the fixed rate FNMA mortgage security at year end.

     The effective interest income rate was negatively affected by the rapid prepayments of the Agency ARM securities throughout 1998 (40-50% prepayment speeds), particularly in the second quarter, as the Company booked additional premium amortization to match the rapid prepayment speeds.

OTHER INTEREST INCOME
1998 interest income generated from non-mortgage assets is detailed below (dollars in thousands):

                                Quarter             Quarter              Quarter               Quarter
                                 Ended               Ended                Ended                 Ended
                               March 31,           June 30,           September 30,         December 31,
                                 1998                1998                  1998                 1998
                               ---------           --------           -------------         ------------
Cash margin                      $109                $157                  $173                   --
   Overnight investing             81                  82                     3                  209
   Related party notes             17                  61                    94                   84
                                 ----                ----                  ----                 ----
                                 $207                $300                  $270                 $293
                                 ====                ====                  ====                 ====

     Interest income on cash deposited as additional cash collateral pursuant to reverse repurchase financing agreements with certain lenders earned interest at the respective borrowing rate charged by the lender generally 5.60%.

     Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Home Loan Bank discount notes with interest rates ranging from 4.2% to 4.5%. Overnight investing also includes, to a much lesser extent, investments in the highest rated commercial paper and savings accounts.

     Notes receivable due from HCP earn interest at 1.00% below prime. During the year, notes receivable due from HCP ranged from $-0- to $7,312,000. The balance at December 31, 1998 was $713,000. Notes receivable due from Principals earn interest at the lowest applicable federal rate in effect at the time of the loan. The weighted average interest rate on notes due from Principals at December 31, 1998 was 5.58% on an outstanding balance of $3,181,000.

EXPENSES

     l998 personnel costs reflect the salaries, payroll taxes, and employee benefit costs ($712,000) relating to the Principals, net of $360,000 allocated to an unconsolidated subsidiary, HCP, for management's actual and estimated time involved with the subsidiary. The personnel costs relating to the Principals for 1997 ($204,000) was reflected in the form of billings from HCP and was classified as management and administrative expense because no payroll function was established for the Company until January 1998.

     The expenses (management and administrative, due diligence and commissions) directly related to acquisitions of mortgage loans totaled $1,706,000 in 1998. The similar figure for 1997 (period from September 30 to December 31, 1997) was $523,000 after deducting Principals' personnel costs of $204,000. Due diligence costs on mortgage loans acquired, as a percentage of par value of the mortgage loan acquired, decreased from 0.156% in 1997 to 0.075% in 1998. Commissions expense also decreased as a percentage of par value of mortgage loans acquired, from 0.042% in 1997 to 0.033% in 1998.

     Legal and professional expenses including general legal, accounting, tax, investor relations and other professional fees ($545,000) reflected increases in 1998 compared to the prorata period in 1997 ($138,000). These increases were generally anticipated as the Company began implementing its strategic business plan of securitizing mortgage loans.

     Financing/commitment fees reflected the single most significant increase from 1997 to 1998 ($804,000). During the short period of operation in 1997 the Company had two reverse repurchase agreement lines of credit in place. A portion of the commitment fees on these two lines of credit ($100,000 each), was expensed in 1998. The Company increased the number of lenders providing reverse repurchase agreement financing from two to five in 1997. One of these lines of credit was for a short term period at a time (in the fourth quarter) when credit sources were particularly scarce. The commitment fee expense relating to this lender was $500,000 in 1998.

     For the year ended December 31, 1998 and for the short period ended December 31, 1997, the Company's ratio of operating expenses to average assets was 1.59% and 0.53%, respectively. The Company's 1998 and 1997 operating expenses did not include any incentive bonus compensation. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

EQUITY IN (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

     On September 19, 1997 (the IPO date), Hanover acquired 100% of the non-voting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly owned subsidiaries. Hanover's investment in HCP is accounted for on the equity method. Hanover recorded a loss of $1,039,000 in 1998 and $254,000 in 1997 from its equity investment in HCP. The HCP loss in 1997 reflected a significant decline in its due diligence revenue. Its loss in 1998 was a result of a decline in HCP's consulting and brokerage revenues and the second consecutive year of subpar mortgage origination production from HCMC. The 1998 operations of HCMC were negatively affected by the credit market changes in the third and fourth quarter of 1998 that essentially shut down the mortgage conduit origination market.

     In October 1998, the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC security and sold all of the REMIC security except the "AAA" rated notes to two newly created wholly-owned subsidiaries of Hanover (Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.). Hanover's investment in HCP-2 is accounted for on the equity method. Hanover recorded a loss of $394,000 in 1998 from its equity investment in HCP-2.

     The loss generated by HCP-2 is a result of the unique securitization transaction entered into in October 1998. The REMIC security transaction effectively records all of the underlying mortgage loans as assets and the same amount of mortgage backed bonds as a liability. Accordingly, the gross interest income generated from the underlying mortgages will match exactly the interest expense relating to the mortgage backed bonds. The net loss generated by HCP-2 relates to (1) the amortization of net premiums and deferred hedge costs, reflected as a reduction of interest income, (2) the amortization of deferred financing fees and (3) a loan loss provision. Hanover reflected 99% of this net loss in 1998 - $394,000. It is expected that HCP-2 will continue to reflect decreasing losses in the future.

     Management believes that the net interest income calculated relating to this securitization transaction should be adjusted to reflect the operating activity recorded from the equity in loss of HCP-2 to more fully comprehend the yield on the net interest earning assets. Accordingly, the table below reflects the adjusted net interest income generated from the $318 million securitization transaction:

                                                    Quarter        Quarter          Quarter            Quarter
                                                     Ended          Ended            Ended              Ended
                                                   March 31,       June 30,      September 30,      December 31,
Private placement mortgage securities                1998            1998             1998              1998
-------------------------------------------------  ---------       --------      -------------      ------------
Average asset balance (as adjusted)                    0              0                0              $ 17,917
Average repo balance                                   0              0                0                 2,784
                                                      ---            ---              ---             --------
Net interest earning assets (as adjusted)              0              0                0              $ 15,133
                                                      ===            ===              ===             ========

Average leverage ratio (as adjusted)                  N/A             N/A              N/A               15.540%
                                                      ===            ===              ===             ========

Effective interest income rate (as adjusted)          N/A            N/A              N/A                4.686%
Effective interest expense rate                       N/A            N/A              N/A                5.729%
                                                      ---            ---              ---             --------

Net interest spread (as adjusted)                     N/A            N/A              N/A               (1.043)%
                                                      ===            ===              ===             ========

Interest income (as adjusted)                          0              0                0              $    210
Interest expense                                       0              0                0                    41
                                                      ---            ---              ---             --------

Net interest income (as adjusted)                      0              0                0              $    169
                                                      ===            ===              ===             ========

Yield on net interest earning assets (as adjusted)    N/A            N/A              N/A                4.471%
                                                      ===            ===              ===             ========

     Hanover's 1998 taxable income is estimated at $1,517,000. Taxable income exceeds GAAP net loss for the following book/tax differences relating to the accounting for (1) equity in the loss of subsidiaries, (2) due diligence costs and commission expenses incurred to acquire mortgage loan pools, (3) REMIC securitization/sale transactions, (4) original issue discount adjustments, (5) amortization of premium/discounts, (6) recognition of capital losses and (7) other smaller items.

     As a REIT, Hanover is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of Hanover's taxable income for each year by the time Hanover files its Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Hanover paid dividends of $0.70 per share for 1998, which exceeded 100.0% of taxable income.

LIQUIDITY

     The Company expects to meet its short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements, sale of certain mortgage securities, and other possible sources of financing, including CMOs and REMICs, additional equity generated by the exercise of some or all of the Company's outstanding stock warrants and additional equity offerings. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term. However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     In October 1998, the volatility of the mortgage market caused certain repo lenders to widen their lending haircuts, increase borrowing rates and/or discontinue or reduce their lending activities. Further, the turmoil in the mortgage markets resulted in repo lenders taking a more conservative approach to valuing the underlying mortgage collateral, often resulting in higher margin calls. In an effort to increase liquidity and to reduce overall leverage the Company sold all of its adjustable rate Agency mortgage securities ($189 million) in October. The sale of the adjustable rate Agency mortgage securities resulted in a loss of $5,989,000. To further increase liquidity, the Company also sold certain other FNMA mortgage securities ($73 million) at a net gain of $334,000. If the Company were unable to meet the lenders's margin calls in the future or if lenders were reluctant to extend additional repo financing the Company would be forced to use its existing liquidity to satisfy margin calls. Further, the Company might be forced to sell certain investments in order to meet margin calls. The recent volatility in the mortgage markets has caused repo financing to become marginally more expensive and has reduced the number of lenders willing to extend repo lending to finance mortgage loan pool acquisitions.

     The Company had four reverse repurchase agreement lines of credit in place at December 31, 1998. One of these lines of credit was renewed in December 1998 and another line of credit maturing in March 1998 is currently being renegotiated. A commitment for a new $50 million line of credit was agreed to in February 1999. Management is seeking to add several additional lines of credit by June of 1999. The Company sold certain of its private placement mortgage securities in early 1999. The mortgage securities that were sold were acquired pursuant to the $318 million securitization completed in October 1998. Typically investment grade mortgage securities would not be retained by the Company at the time of the securitization, however, due to market conditions that existed at the time of the securitization these mortgage securities were retained. The improvement in the mortgage market allowed the Company the option of selling these mortgage securities.

     In November 1998 Hanover entered into a short term (three month) financing arrangement with Residential Funding Corporation ("RFC") for approximately $95 million. In connection with such financing arrangement, Hanover agreed to issue and deliver to RFC warrants to purchase approximately 300,000 shares of Hanover's common stock exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. In addition Hanover and RFC agreed to the following: (i) Hanover agreed to compensate RFC as an underwriter on certain future mortgage loan securitization deals, (ii) Hanover agreed to have the appropriate Hanover entity (HCMC) offer RFC the right to purchase any commercial loans originated or purchased by such entity through November 2000 on the same terms and conditions as it would offer such commercial loans to a third party,
(iii) Hanover agreed to offer RFC the opportunity to act as master servicer on any loan securitization effected by it through November 2000 on the same terms and conditions as it would offer such to a third party and (iv) RFC agreed to offer the appropriate Hanover entity (HCP) the opportunity to undertake due diligence services for RFC on the same terms and conditions as it would offer such to a third party through November 2000.

     Net cash provided by operations in 1998 was $3,898,000. Actual cash proceeds generated from operations adjusted for non cash items was $9,154,000 offset by net cash used for operating assets and liabilities ($1,845,000) and net loans to Principals ($2,698,000) and to HCP ($713,000).

     Net cash used in investing activities amounted to $315,792,000 in 1998. The majority of the mortgage assets purchased were mortgage loans. The average purchase price of mortgage loans in 1998 was 101.26%. Offsetting the cash outlay for mortgage asset purchases were receipts of principal proceeds on the mortgage loans and mortgage securities of $296,806,000 and proceeds from the sale of mortgage assets of $276,582,000.

     Cash flows from financing activities generated $319,709,000 in 1998. The majority of the cash flows from financing activities resulted from net borrowings on reverse repurchase agreements ($243,218,000), net borrowings on the mortgage backed bonds ($77,305,000), increased by dividends received from HCP-2 ($8,054,000), reduced by dividends paid ($4,826,000), an additional capital contribution to HCP ($2,700,000) and repurchases of the Company's common stock ($1,345,000).

     Capital Resources

     The Company had no capital expenditure in 1998 and management does not anticipate the need for any material capital expenditures for the future.

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

The following information is provided relating to the Company's Y2K issues:

1. Y2K-READINESS- The Company has reviewed the status of all of its information technology ("IT") systems and has determined that all of its computer hardware is Y2K compliant. In addition, the Company has received satisfactory certification from certain of its third party vendors and/or verified to its satisfaction that their IT systems are Y2K compliant or have indicated that they will be Y2K compliant prior to December 31, 1999.

     The Company has prepared a detailed questionnaire for the remainder of the Company's significant other third party relationships:

     Certain Third Party Vendors                       Services Provided
     ---------------------------                       -----------------


     Securities                                        dealer firms Financing, facilitate purchase and sale of
                                                       mortgage assets, etc.

     Information processing firms                      Accounting, word processing, database
                                                       software systems

     Mortgage loan servicers                           Mortgage loan servicing

     Communications firms                              Telephone, modems, fax, financial software,
                                                       internet,  postage

     Facilities firms                                  Office space, storage, security

     General                                           Legal and accounting, office supplies, etc.

     The Company has sent letters requiring verification of compliance with Year 2000 matters and has followed up such letters with telephone calls as appropriate. An evaluation of these questionnaires as well as other Y2K readiness matters has been ongoing for several months. This process is scheduled to be completed by March 31, 1999. The Company will then determine the most cost-effective method to remedy any third party non-compliance. The Company does not own any non-IT systems (i.e. elevator systems, building air management systems, security and fire control systems).

2. Y2K-COSTS - The Company has not incurred any material costs to date related to its Y2K issues and believes its total Y2K costs to date have been less than $25,000. At this time it does not anticipate any material costs will be incurred on as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, the estimates of third-party specialists, if any, who may assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K related costs may change when the assessment of third-party issues is complete and actual results could differ materially from the above indication.

3. Y2K-RISKS- Currently the Company's most reasonably likely worst case scenario relating to the Y2K issue would occur if any of the companies which service its mortgage portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. A scenario of this type could, if existing for any significant length of time, create liquidity problems for the Company and could result in decreased net income through decreased net interest income and increased operating expenses. If the Company does not receive borrower remittances from its servicers on a timely basis it may have to (1) use existing capital, (2) sell other mortgage assets or (3) try to secure additional financing sources to satisfy lenders' margin calls. Although the likelihood of such an occurrence seems remote, a total cessation of borrower remittances to the Company could potentially lead to monetary defaults by the Company on its repo lending obligations. Additionally, the Company estimates that expenses would increase as a result of legal and other actions taken to attempt to collect the funds due the Company. The third-party questionnaire described in Item 1 above is intended to assess these risks and the alternatives available to reduce or eliminate them. While the Company believes the probability of the above occurrences to be low, there can be no assurance at this time that the Company will not be materially adversely affected by possible Y2K problems.

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

OTHER MATTERS

     REIT Requirements

     Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of December 31, 1998 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

     Negative Effects of Fluctuating Interest Rates

     Changes in interest rates may impact the Company's earnings in various ways. While the Company anticipates that over the long term less than 25% of its mortgage loans will be ARMs, rising short term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in the interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could temporarily decline.

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

     Investment Company Act

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of December 31, 1998, Management calculates that the Company is in compliance with this requirement.

     Proposed Legislation

     The Clinton Administration's budget has modified some of the Administration's prior tax proposals directed at REITs. The current proposals, if enacted, would change the tax treatment of (i) a REIT's ownership of taxable subsidiary stock, (ii) closely-held REITs, and (iii) built-in gains on the conversion of a C corporation to a REIT or the merger of a C corporation into a REIT. While prior attempts by the Administration to make similar changes in the taxation of REITs were unsuccessful, and it is uncertain whether the changes outlined in the current proposals or some variation of them, ultimately will be enacted.

     If adopted, these proposals could have an adverse effect on REITs in general and on Hanover. More specifically, the Administration's proposals would prohibit a REIT from owning, by vote or value, more than 10 percent of the capital stock of any corporation. (Current law only prohibits ownership of more than 10% of a company's voting stock.) The proposal is generally intended to prevent REITs from conducting, through a taxable subsidiary, any business that would be prohibited to the REIT itself.

     The proposal, however, contains exceptions for two new types of taxable subsidiaries: a qualified business subsidiary ("QBS") and a qualified independent contractor subsidiary ("QIK"). A QBS would be permitted to earn income by providing non-tenant related services such as third party management services. A QIK, in addition to being permitted to earn income that could be earned by a QBS, would also be permitted to earn income providing non-customary and other presently prohibited services to a REIT's tenants.

     Under the proposal, all taxable subsidiaries owned by a REIT could not exceed 15% of a REIT's total assets and of that total no more than 5% could represent the value of QIKs. Such subsidiaries would be denied the ability to deduct interest on debt funded by a REIT. The proposal also calls for a new 100% excise tax to ensure (i) arm's length pricing for services provided to a REIT's tenants (to ensure that tenants are not paying a REIT higher rent in exchange for a discount on services that would be taxable income to the service subsidiary) and (ii) arm's length allocations for shared expenses between a REIT and its taxable subsidiary. Additional limitations as well as unspecified limitations on intercompany rentals between a REIT and its taxable subsidiary will be proposed. These proposals would generally be effective on the date of the enactment although a transition period would be provided to permit any restructuring of taxable subsidiaries necessary to obtain a QBS or a QIK qualification.

     Currently a REIT must have at least 100 shareholders and not more than 50% of the value of its stock can be owned by five or fewer individuals during the last half of the REIT's taxable year. The proposal would add a new ownership requirement that would prohibit ownership of more than 50% of a REIT's stock by vote or value by any person other than another REIT. This proposal would generally apply on a prospective basis for entities electing REIT status on or after the first date of committee action.

     It is possible that if the proposal is adopted Hanover may be able to qualify its taxable subsidiaries as QBS entities and maintain its current method of conducting its business. However, until more details are available regarding the proposed statutory language, it is not clear whether QBS qualification would be obtainable. Additionally, obtaining QBS qualification may result in current taxation to the non-REIT shareholders of Hanover's taxable subsidiaries. Finally, certain restructurings of the credit lines of Hanover's taxable subsidiaries and their inter-company transactions with Hanover may be required to avoid the proposed excise taxes. Such restructuring may ultimately increase the taxes paid by Hanover's taxable subsidiaries and thereby affect the value of these subsidiaries to Hanover.

     Currently regular or C corporations are subject to two levels of tax (first to the corporation on income earned and second to the shareholders when dividends are distributed). In the same manner, a dual tax situation applies on the liquidation of a C corporation or its conversion to a partnership since the corporation is taxed on its built-in gains and the shareholders are taxed on their built-in gain on the stock. Current tax law provides an exception to the double tax regime on the conversion of a C corporation to an S corporation (the "S corporation rule"). The S corporation rule avoids corporate level tax and instead the S corporation is taxed on such built-in gain for an asset that is sold within 10 years of the conversion. IRS permits C corporations that convert to REITs to avoid the immediate tax on built-in gains by electing to be subject to rules similar to the S corporation rule.

     The Administration's proposal would repeal the S corporation rule for C corporations that have a value of $5 million or more at the time of conversion and subject such conversions to immediate tax on the built-in gains. Accordingly the conversion of a C corporation that has a value of at least $5 million would result in the immediate recognition of the C corporation's built-in gain. This proposal would generally apply for taxable years beginning after December 31, 1999.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Annual Report on Form 10-K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master reverse repurchase agreement financing; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

     Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters," and elsewhere in this Annual Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REITs; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its Investment Portfolio.

     The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding of, securitization and sale of its fixed rate mortgage loan portfolio. The Company generally closes out the hedge position to coincide with the related loan sale or securitization transactions and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain or loss for loans sold, or as a basis adjustment to loans held to maturity.

     At December 31, 1998 the Company had the following forward sales of Agency mortgage securities that had not yet settled (in thousands):

                                                           Notional
                                       Fair Value of       Amount of        Positive
                                         Derivative       Derivative       Change in
                                         Financial         Financial         Market       Settlement
Mortgage Security                        Instrument       Instrument         Value           Date
-----------------                        ----------       ----------         ------      ------------
FNMA/30YR/7.0%                            $19,442           $19,468           $26        Jan 11, 1999
FNMA/30YR/6.5%                             11,073            11,089            16        Jan 11, 1999
FNMA/15YR/7.0%                             14,506            14,506             0        Jan 11, 1999
FNMA/15YR/6.5%                              6,388             6,394             6        Jan 11, 1999
                                          -------           -------           ---
                                          $51,409           $51,457           $48
                                          =======           =======           ===

     The Company only hedges its fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging costs of fixed rate mortgage pools were $541,000, $1,287,000, $2,632,000 and $1,091,000 in the first, second, third and fourth quarters of 1998, respectively. Management is satisfied that the Company's hedging program has been utilized effectively as no charges relating to impairment of mortgage loans were booked in 1998.

     The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the hedged asset (fixed rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain will result in a negative basis adjustment to the hedged assets. Conversely, if interest rates decrease, the market value of the hedged asset will increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a positive basis adjustment to the hedged assets. To mitigate interest rate risk an effective matching of Agency securities with the hedged assets needs to be monitored closely.

Senior Management continually monitors the changes in weighted average duration and coupons of the hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

     Mortgage loans that are identified for inclusion in the future securitizations are generally no longer hedged. The Company anticipates that it will have a lower volume of forward sales of Agency security hedging activity in the future as the Company plans to securitize mortgage loans on a more frequent basis than in 1998.

     The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

     At December 31, 1998 the Company had the following interest rate caps in effect (dollars in thousands):

Notional Amount            Index                      Strike %                    Maturity Date
---------------            -------------              --------                    --------------
        $35,978            3 Month LIBOR              5.75%                       March 31, 2001
         34,610            3 Month LIBOR              5.75%                       April 30, 2001
        -------
        $70,588
        =======


     The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed 5.75%, subject to the limitation of the notional amount of financing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon beginning on page F-1 and continuing through page F-56 of this Form 10-K.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          See Part II, Item 8 hereof.

     (2)  Financial Statements and Auditors' Reports

          All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto. The auditors' reports of Deloitte & Touche LLP with respect to the Financial Statements are located at pages F-2, F-34 and F-46.

     (3)  Exhibits

          Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.


(b)  Reports on Form 8-K

     The company filed no reports on Form 8-K during 1998.

(c)  Exhibits

     See Item 14(a) 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                         By /s/ Ralph F. Laughlin
                                            ---------------------------------------------
                                                Ralph F. Laughlin
                                                Senior Vice President and Chief Financial
                                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 1999.

         SIGNATURE                                            TITLE

/s/ John A. Burchett                              Chairman of the Board of Directors
---------------------------------
    John A. Burchett

/s/ Irma N. Tavares                               Managing Director and a Director
---------------------------------
    Irma N. Tavares

/s/ Joyce S. Mizerak                              Managing Director, Secretary and a Director
---------------------------------
    Joyce S. Mizerak

/s/ George J. Ostendorf                           Managing Director and a Director
---------------------------------
    George J. Ostendorf

/s/ John A. Clymer                                Director
---------------------------------
    John A. Clymer

/s/ Joseph J. Freeman                             Director
---------------------------------
    Joseph J. Freeman

/s/ Robert E. Campbell                            Director
---------------------------------
    Robert E. Campbell

/s/ Saiyid T. Naqvi                               Director
---------------------------------
    Saiyid T. Naqvi

/s/ John N. Rees                                  Director
---------------------------------
    John N. Rees

/s/ Ralph F. Laughlin                             Senior Vice President and Chief Financial
---------------------------------                 Officer (Principal Financial and Accounting Officer)
    Ralph F. Laughlin

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
Independent Auditors' Report.........................................................      F-2
Consolidated Financial Statements as of December 31, 1998 and December 31, 1997
 and for the Year Ended December 31, 1998 and for the Period from June 10, 1997
 (inception) through December 31, 1997:
          Balance Sheets.............................................................      F-3
          Statements of Operations...................................................      F-4
          Statements of Stockholders' Equity.........................................      F-5
          Statements of Cash Flows...................................................      F-6
          Notes to Consolidated Financial Statements.................................      F-7
HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
Independent Auditors' Report.........................................................     F-34
Consolidated Financial Statements as of December 31, 1998 and December 31, 1997
and for each of the Three Years in the Period Ended December 31, 1998:
          Balance Sheets.............................................................     F-35
          Statements of Operations...................................................     F-36
          Statements of Stockholders' Equity.........................................     F-37
          Statements of Cash Flows...................................................     F-38
          Notes to Consolidated Financial Statements.................................     F-39
HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
Independent Auditors' Report.........................................................     F-46
Consolidated Financial Statements as of December 31, 1998 and for the Period
from October 7, 1998 (inception) through December 31, 1998:
          Balance Sheet..............................................................     F-47
          Statement of Operations....................................................     F-48
          Statement of Stockholders' Equity..........................................     F-49
          Statement of Cash Flows....................................................     F-50
          Notes to Consolidated Financial Statements.................................     F-51

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and for the period from June 10, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period from June 10, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.














DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 19, 1999

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                ASSETS                                  DECEMBER 31,     DECEMBER 31,
                                                           1998              1997
                                                           ----              ----
Mortgage loans:
    Held for sale                                        $256,833         $160,970
    Held to maturity                                       69,495               --
    Collateral for mortgage backed bonds                   81,666               --
Mortgage securities:
    Available for sale                                     74,000          348,131
    Held to maturity                                        4,478               --
Cash and cash equivalents                                  11,837            4,022
Accrued interest receivable                                 3,940            3,597
Equity investments                                          7,489              100
Notes receivable from related parties                       3,893              482
Due from related parties                                      313               --
Other receivables                                           1,621               --
Prepaid expenses and other assets                             605              241
                                                         --------         --------

TOTAL ASSETS                                             $516,170         $517,543
                                                         ========         ========


        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                            $370,090         $435,138
Mortgage backed bonds                                      77,305               --
Accrued interest payable                                    1,394            2,250
Dividends payable                                             695            1,035
Due to related party                                           --              540
Accrued expenses and other liabilities                        906              482
                                                         --------         --------

              Total liabilities                           450,390          439,445
                                                         ========         ========


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
   authorized, 10 million shares, issued
   and outstanding, -0- shares
Common stock, par value $.01
     authorized, 90 million shares; 6,321,899 and
     6,466,677 shares outstanding at December 31,              65               65
     1998 and 1997, respectively
Additional paid-in-capital                                 78,069           79,411
Retained (deficit)                                         (9,955)            (536)
Accumulated other  comprehensive (loss)                    (2,399)            (842)
                                                         --------         --------
              Total stockholders' equity                   65,780           78,098
                                                         --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                          $516,170         $517,543
                                                         ========         ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                      PERIOD FROM JUNE 10
                                                        YEAR ENDED        (INCEPTION)
                                                       DECEMBER 31,     TO DECEMBER 31,
                                                           1998              1997
                                                           ----              ----
REVENUES:
      Interest income                                     $47,799           $4,880
      Interest expense                                     41,176            3,204
                                                          -------           ------

         Net interest income                                6,623            1,676
      Loan loss provision                                     356               18
                                                          -------           ------
         Net interest income after loan loss
                    provision                               6,267            1,658

      Gain (loss) on sale of  assets                       (5,704)              35
                                                          -------           ------

            Total revenues                                    563            1,693
                                                          -------           ------

EXPENSES:
         Personnel                                            712               --
         Management and administrative                        733              400
         Due diligence                                        687              266
         Commissions                                          286               61
         Legal and professional                               545              138
         Financing/ commitment fees                           836               32
         Other                                                265               43
                                                          -------           ------
              Total expenses                                4,064              940
                                                          -------           ------
              Operating income (loss)                      (3,501)             753

Equity in (loss) of unconsolidated subsidiaries            (1,433)            (254)
                                                          -------           ------

NET INCOME  (LOSS)                                        $(4,934)          $  499
                                                          =======           ======

BASIC EARNINGS (LOSS)  PER SHARE                          $ (0.77)          $ 0.15
                                                          =======           ======

DILUTED EARNINGS (LOSS)  PER SHARE                        $ (0.77)          $ 0.14
                                                          =======           ======


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1998 AND
              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                        (in thousands, except share data)


                                                                                                     ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                   RETAINED        OTHER
                                        ------------        PAID-IN    COMPREHENSIVE    EARNINGS    COMPREHENSIVE
                                    SHARES       AMOUNT     CAPITAL        (LOSS)       (DEFICIT)       (LOSS)           TOTAL
                                    ------       ------     -------    -------------    --------    -------------        -----
Issuance of
   common                          6,466,677        $65     $79,411                                                     $79,476
      stock
Comprehensive income
     (loss):
     Net income                                                          $   499        $   499                             499
     Other comprehensive
       income (loss)
         Unrealized (loss)                                                  (842)                      $  (842)            (842)
                                                                         -------
Comprehensive
     (loss)                                                              $  (343)
                                                                         =======
Dividends declared                 _________        ___     _______                      (1,035)       _______           (1,035)
                                                                                        -------                         -------
BALANCE,
DECEMBER 31, 1997                  6,466,677         65      79,411                        (536)          (842)          78,098

Adjustment of
    Initial public
    offering expenses                                            11                                                          11
Exercise of
    Warrants                           2,122                     32                                                          32
Costs associated
    with registration
    of warrants                                                 (40)                                                        (40)
Repurchase of
     common stock                   (146,900)                (1,345)                                                     (1,345)
Comprehensive  income
   (loss):
    Net  (loss)                                                           (4,934)        (4,934)                         (4,934)
    Other comprehensive
       (loss)
         Unrealized (loss)                                                (1,557)                       (1,557)          (1,557)
                                                                         -------
Comprehensive
       (loss)                                                            $(6,491)
Dividends declared                 _________        ___     _______      =======         (4,485)       _______           (4,485)
                                                                                        -------                         -------
BALANCE,
DECEMBER 31,
1998                               6,321,899        $65     $78,069                     ($9,955)       ($2,399)         $65,780
                                   =========        ===     =======                     =======        =======          =======





                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      PERIOD FROM
                                                                                        JUNE 10
                                                           YEAR ENDED                (INCEPTION) TO
                                                        DECEMBER 31, 1998          DECEMBER 31, 1997
                                                        -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $(4,934)                     $  499
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Amortization of net premium and deferred costs          6,594                         361
      Loan loss provision                                       356                          18
      Gain on sale of securities                                 --                         (35)
      Net loss on sale of mortgage assets                     5,705                          --
      Equity in loss of unconsolidated subsidiaries           1,433                         254
      (Increase) in accrued interest receivable                (343)                     (3,597)
      (Increase) in loans to related parties                 (3,411)                       (482)
      (Increase) in other receivables                        (1,621)                         --
      (Increase) in prepaid expenses and other assets          (364)                       (241)
      Increase in accrued interest payable                      842                       2,250
      Increase (decrease) in due to related party              (782)                        540
      Increase in accrued expenses and other liabilities        423                         482
                                                            -------                      ------
        Net cash provided by operating activities             3,898                          49
                                                            -------                      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage loans                               (863,324)                   (349,287)
  Purchase of Agency mortgage securities                     (4,333)                   (163,030)
  Purchase of private placement mortgage securities         (21,523)                         --
  Principal payments received on mortgage securities        150,543                          --
  Principal payments received on mortgage loans             123,098                       1,995
  Proceeds from sale of mortgage assets                     276,582                          --
  Proceeds from sale of securities                               --                          35
  Principal payments received on collateral for
    mortgage backed bonds                                    23,165                          --
                                                           --------                    --------
      Net cash (used in) investing activities              (315,792)                   (510,287)
                                                           --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from reverse repurchase agreements         243,218                     435,138
  Borrowings from mortgage backed bonds                     100,675                          --
  Payments on mortgage backed bonds                         (23,370)                         --
  Net proceeds of initial public offering                        11                      79,122
  Exercise of stock warrants - net                               (8)                         --
  Equity investment in HCP                                   (2,700)                         --
  Dividends received - unconsolidated subsidiary              8,054                          --
  Payment of dividends                                       (4,826)                         --
  Repurchase of common stock                                 (1,345)                         --
                                                            -------                     -------
    Net cash provided by financing activities               319,709                     514,260
                                                            -------                     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     7,815                       4,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,022                           0
                                                            -------                     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $11,837                     $ 4,022
                                                            =======                     =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM JUNE 10 (INCEPTION)
                              TO DECEMBER 31, 1997


1.   BUSINESS DESCRIPTION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover acquired three bankruptcy remote limited purpose finance subsidiaries in 1998 in order to complete two significant mortgage loan securitizations in 1998. In March 1998, Hanover acquired 100% of the common stock of Hanover Capital SPC, Inc. and in October 1998, it acquired 100% of the common stock of Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly owned subsidiaries, Hanover Capital SPC, Inc., Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. (together referred to as the "Company") and its unconsolidated subsidiaries is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein, (iii) originate, hold, sell, and service multifamily mortgage loans and commercial loans and (iv) acquire multifamily loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. The Company may also acquire multifamily mortgage loans from an unconsolidated taxable subsidiary of the Company.

Hanover Capital SPC, Inc. ("HCSPC"), a wholly-owned subsidiary of Hanover, was incorporated in Delaware on March 24, 1998 for the sole purpose of issuing mortgage notes through a private placement (REMIC) offering. HCSPC transferred all of its retained securities to its wholly owned subsidiary, Hanover Capital Repo Corp. Hanover Capital Repo Corp. was incorporated in Delaware on March 26, 1998.

Hanover QRS-1 98-B, Inc., a wholly-owned subsidiary of Hanover, was incorporated in Delaware on October 16, 1998 for the sole purpose of owning certain investment grade mortgage securities acquired from Hanover Capital Partners 2, Inc. ("HCP-2"), an unconsolidated subsidiary of Hanover.

Hanover QRS-2 98-B, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware on October 19, 1998 for the sole purpose of owning certain investment grade and subordinated mortgage securities acquired from HCP-2.

CAPITALIZATION

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. As of December 31, 1998 there were 5,917,878 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters' over-allotment option. Hanover utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage assets.

In connection with the closing of the IPO, Hanover acquired a 97% ownership interest (representing a 100% ownership of the non-voting preferred stock) in Hanover Capital Partners Ltd. and its wholly-owned subsidiaries: Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc., in exchange for 716,667 shares of Hanover's common stock. Hanover Capital Partners Ltd. and its wholly-owned subsidiaries offer due diligence services to buyers, sellers and holders of mortgage loans and originate, sell and service multifamily mortgage loans and commercial loans.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries, Hanover Capital SPC, Inc. and Subsidiary, Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. All significant intercompany accounts and transactions have been eliminated.

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

MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At December 31, 1998 management had made the determination that $256,833,000 of mortgage loans were held for sale in order to be prepared to respond to potential future opportunities in the market, to sell mortgage loans in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell mortgage loans in order to maintain an appropriate level of liquidity. Management also determined during 1998 that certain mortgage loans ($69,495,000 at December 31, 1998) would be held to maturity. Management re-evaluates the classification of mortgage loans on a quarterly basis. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity are reported at cost.

Premiums, discounts and certain deferred costs associated with the purchase of mortgage loans are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments. Mortgage loan transactions are recorded on the date the mortgage loans are purchased or sold. Purchases of new mortgage loans are recorded on the date the mortgage loans are purchased or sold. Purchases of new mortgage loans are recorded when all significant uncertainties regarding the characteristics of the mortgage loans are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage loan transactions are determined on the specific identification basis.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The Company has limited its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence on every loan purchased. The due diligence encompasses the borrower's credit, the enforceability of the documents, and the value of the mortgage property. In addition, many mortgage loans are guaranteed by an agency of the federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection.

MORTGAGE SECURITIES

The Company's policy is to classify its mortgage securities as available for sale as they are acquired and each asset is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held to maturity. At December 31, 1998 management has made the determination that $74,000,000 of mortgage securities are available for sale in order to be prepared to respond to potential future opportunities in the market, to sell mortgage securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the mortgage securities on a quarterly basis. At December 31, 1998 mortgage securities classified as held to maturity were $4,478,000. Mortgage securities classified as held to maturity are carried at the fair value of the security at the time the designation is made. Any fair value adjustment is reflected as a separate component of stockholders' equity and as a cost basis adjustment of the mortgage security as of the date of the classification and is amortized into interest income as a yield adjustment. All mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

The Company makes periodic evaluations of all mortgage securities to determine whether an other-than-temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value resulting in a current period loss in the statement of operations. The new cost basis shall not be changed for future increases in market value; however, future increases in market value will be reflected separately in the equity section of the Company's balance sheet.

Premiums, discounts and certain deferred costs associated with the acquisition of mortgage securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. Mortgage securities transactions are recorded on the date the mortgage securities are acquired or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage securities transactions are determined on the specific identification basis.

The Company has limited its exposure to credit losses on its portfolio of purchased mortgage securities by only purchasing mortgage securities from third parties that have some form of credit enhancement and that are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). Because the Company has access to HCP's due diligence operations, the Company may in the future consider purchasing non investment grade mortgage securities of other issuers after a thorough evaluation of the underlying mortgage loan collateral. The Company monitors the delinquencies and losses on the underlying mortgages of its mortgage securities and, if the credit performance of the underlying loans is not as good as expected, makes a provision for possible credit losses as well as unidentified potential future losses in its mortgage securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and would affect the dividends paid to stockholders for that tax year.

FINANCIAL INSTRUMENTS

The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding of, securitization and sale of its fixed rate mortgage loan portfolio. The Company generally closes out the hedge position to coincide with the related loan sale or securitization transactions. Gains and losses on such hedge positions are either (i) deferred as an adjustment to the carrying value of the related loans until the loan has been funded and securitized, after which the gains or losses will be amortized into income over the remaining life of the loan using a method that approximates the effective yield method, or (ii) deferred until such time as the related loans are sold.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreement financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations. Any payments received under the interest rate cap agreements would be recorded as a reduction of interest expense on the reverse repurchase agreement financing.

For derivative financial instruments designated as hedge instruments, the Company periodically evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The Company utilized hedge deferral accounting procedures in accounting for its hedging program so long as there is adequate correlation between the hedged result and the change in value of the hedged financial instrument. If the hedge instrument performance does not result in adequate correlation between the changes in value of the hedge instrument and the related hedged financial instrument, the Company will terminate hedge deferral accounting and mark the carrying value of the hedge instrument to market. If a hedge instrument is sold or matures, or the criteria that was anticipated at the time the hedge instrument was entered into no longer exists, the hedge instrument is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current period income or loss to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedged results.

EQUITY INVESTMENT

Hanover's 97% economic ownership investment in Hanover Capital Partners Ltd. ("HCP") is accounted for by the equity method of accounting. Hanover generally has no right to control the affairs of HCP because Hanover's investment in HCP is based solely on a 100% ownership of HCP's non-voting preferred stock. Even though Hanover has no right to control the affairs of HCP, management believes that Hanover has the ability to exert significant influence over HCP and therefore the investment in HCP is accounted for by the equity method of accounting.

Hanover's 99% economic ownership investment in HCP-2 is also accounted for by the equity method of accounting. Hanover generally has no right to control the affairs of HCP-2, however management believes that Hanover has the ability to exert significant influence over HCP-2 and therefore the investment in HCP-2 is accounted for by the equity method of accounting.

REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

INCOME TAXES

Hanover has elected to be taxed as a real estate investment trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

EARNINGS PER SHARE

Basic earnings or loss per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings and losses. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. Management's preliminary evaluation of SFAS 133 indicates the implementation of SFAS 133 will not result in any material changes to the Company's consolidated statement of operations.

The FASB issued SFAS No. 134 Accounting For Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134") in October 1998. SFAS 134 amends FAS 65 Accounting for Certain Mortgage Banking Activities, and FAS 115 Accounting for Certain Investments in Debt and Equity Securities to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for fiscal quarters beginning after December 15, 1998. Management does not expect the adoption of SFAS 134 to have any significant effect on the Company.

3.   MORTGAGE LOANS

Investments in single-family mortgage loans consist of fixed rate mortgages and adjustable rate mortgages. The following tables summarize the Company's single-family mortgage loan pools as of December 31, 1998 and 1997 (dollars in thousands):

Held for sale
-------------

The following table summarizes the Company's single-family mortgage loan pools, held for sale at December 31, 1998 and 1997 which are carried at the lower of cost or market (dollars in thousands):

                                                DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                -----------------                  -----------------
Mortgage Loans                                Cost              Mix              Cost              Mix
                                              ----              ---              ----              ---
     Fixed rate                             $ 93,615           36.93%          $106,397           67.01%
     Adjustable rate                         159,901           63.07%            52,392           32.99%
                                            --------          -------          --------          -------
         Subtotal                            253,516          100.00%           158,789          100.00%
                                                              =======                            =======
     Net  premiums, discounts
         and deferred costs                    3,567                              2,199
     Loan loss provision                        (250)                               (18)
                                            --------                           --------
    Carrying value                          $256,833                           $160,970
                                            ========                           ========

The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held for sale portfolio at December 31, 1998 and 1997 (dollars in thousands):


                                                DECEMBER 31, 1998
                           -----------------------------------------------------------------------------
                           Carrying Value           Principal              Weighted          Weighted
                            of Mortgage             Amount of             Average Net         Average
                               Loans              Mortgage Loans             Coupon         Maturity (1)
                               -----              --------------             ------         ------------
Fixed rate                   $ 95,763                $ 93,615                8.545%              187
Adjustable rate               161,070                 159,901                7.542%              264
                             --------                --------                ------              ---
                             $256,833                $253,516                7.912%              235
                             ========                ========                ======              ===

The adjustable rate mortgage loans at December 31, 1998 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%.


                                             DECEMBER 31, 1997
                         ------------------------------------------------------------------------------
                         Carrying Value          Principal              Weighted            Weighted
                          of Mortgage            Amount of            Average Net            Average
                             Loans             Mortgage Loans            Coupon            Maturity (1)
                             -----             --------------            ------            ------------
Fixed rate                  $107,953              $106,397               8.265%                 242
Adjustable rate               53,017                52,392               7.925%                 319
                            --------              --------              -------                 ---
                            $160,970              $158,789               8.153%                 267
                            ========              ========              =======                 ===

Virtually all of the adjustable rate mortgage loans had a 1 year CMT based reference rate with a weighted average 12 month repricing period and a weighted average net life cap of 12.56%.

(1)  weighted average maturity reflects the number of months until maturity

Held to maturity
----------------

The following table summarizes the Company's single-family mortgage loans, held to maturity at December 31, 1998 which are carried at cost (dollars in thousands):


                                              DECEMBER 31, 1998
                                              -----------------
Mortgage Loans                              Cost              Mix
                                            ----              ---
    Fixed rate                            $67,515            99.79%
    Adjustable rate                           144              .21%
                                          -------           -------
      Subtotal                             67,659           100.00%
                                                            =======
     Net premiums, and
         deferred costs                     1,878
     Loan loss provision                      (42)
                                          -------

  Carrying value                          $69,495
                                          =======

The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held to maturity portfolio at December 31, 1998 (dollars in thousands):


                                                DECEMBER 31, 1998
                                                -----------------
                            Carrying Value          Principal           Weighted            Weighted
                             of Mortgage            Amount of         Average Net            Average
                                Loans             Mortgage Loans         Coupon           Maturity (1)
                                -----             --------------         ------           ------------
Fixed rate                     $69,350               $67,515             8.707%                253
Adjustable rate                    145                   144             7.625%                302
                               -------               -------             ------                ---
                               $69,495               $67,659             8.705%                253
                               =======               =======             ======                ===

The adjustable rate mortgage loans had a 1 year CMT based reference rate with a 12 month repricing period and a net life cap of 10.25%.

(1) weighted average maturity reflects the number of months remaining until maturity

The average effective yields, which include the amortization of net premium, discounts and certain deferred costs for periods shown in 1998 and 1997 on the combined held for sale and held to maturity mortgage loan portfolios were as follows:

                                            1998               1997
                                            ----               ----
  Quarter Ended March 31                   7.410%               N/A
  Quarter Ended June 30                    7.371%               N/A
  Quarter Ended September 30               7.489%               N/A
  Quarter Ended December 31                7.392%             7.317%
                                           ------             ------
                                           7.424%             7.317%
                                           ======             ======

Collateral for mortgage backed bonds
------------------------------------

In April 1998, the Company issued its first REMIC (real estate mortgage investment conduit) security. $102,977,000 of single family fixed rate residential loans (par value) were assigned as collateral for the Company's mortgage backed bond (REMIC) securitization. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for mortgage backed bonds are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as collateral for mortgage backed bonds are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of prepayments.

The following table summarizes the Company's single-family fixed rate mortgage loan pools, classified as held to maturity (and held as collateral for mortgage backed bonds), which are carried at cost at December 31, 1998 (dollars in thousands):

                                                DECEMBER 31, 1998
                                                -----------------
     Mortgage Loans                                   Cost
                                                      ----
          Fixed rate                                $79,812
          Net premiums and
               deferred costs                         1,934
          Loan loss provision                           (80)
                                                    -------

          Carrying value                            $81,666
                                                    =======

The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds at December 31, 1998 (dollars in thousands):


                                              DECEMBER 31, 1998
                                              -----------------
      Carrying Value             Principal Amount
     of Collateral for             of Collateral                Weighted                   Weighted
      Mortgage Backed              for Mortgage                  Average                    Average
           Bonds                   Backed Bonds                Net Coupon                Maturity (1)
           -----                   ------------                ----------                ------------
          $81,666                     $79,812                    7.787%                       231
          =======                     =======                    ======                       ===

(1) weighted average maturity reflects the number of months remaining until maturity

The average effective yields, which include amortization of net premiums, discounts and deferred costs for 1998 on the collateral for the mortgage backed bond portfolio were as follows:

                                                       1998
                                                       ----
          Quarter Ended March 31                        N/A
          Quarter Ended June 30                       7.158%
          Quarter Ended September 30                  7.071%
          Quarter Ended December 31                   6.230%
                                                      -----
                                                      6.832%
                                                      =====

4.   MORTGAGE SECURITIES

Available for sale

At December 31, 1998 the Company had $74,000,000 of fixed rate mortgage securities classified as available for sale. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes the Company's mortgage securities classified as available for sale as of December 31, 1998 and 1997, which are carried at their fair value (dollars in thousands):

                                                    DECEMBER 31, 1998
                                                    -----------------
                                                                    Mix
                                                                    ---
Amortized cost:
  FNMA certificates (a)                          $ 3,425            4.48%
  FNMA certificates (b)                           56,216           73.58%
  Private placement notes (c)                     16,758           21.94%
                                                 -------           ------
Total amortized cost                              76,399          100.00%
                                                                  =======
 Gross unrealized (loss)                          (2,399)
                                                 -------

Fair Value                                       $74,000
                                                 =======


                                            DECEMBER 31, 1997
                                            -----------------
                                                             Mix
                                                             ---
Amortized cost:
 FNMA certificates (d)                  $207,898            59.58%
 FHLMC certificates (e)                  141,075            40.42%
                                        --------           -------
Total amortized cost                     348,973           100.00%
                                                           =======
 Gross unrealized (loss)                    (842)
                                        --------

Fair Value                              $348,131
                                        ========

(a) Represents one FNMA certificate with a fixed coupon interest rate of 9.0% purchased from a "Wall Street" dealer firm. This certificate generates normal principal and interest remittances to the Company on a monthly basis.

(b) Represents 31 fixed rate FNMA certificates that the Company received (swapped) for a like amount of fixed rate mortgage loans in December 1998. The coupon interest rates range from 6.00% to 10.50%. These certificates generate normal principal and interest remittances to the Company on a monthly basis.

(c) Represents nine investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from an affiliate, Hanover Capital Partners 2, Inc. ("HCP-2") in a private placement offering in October 1998. Investment grade ratings were obtained from Standard and Poors and Fitch. The interest rates on the investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At December 31, 1998 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $143,666,000.

(d) Represents eight adjustable rate FNMA certificates purchased from "Wall Street" dealers in December 1997. At December 31, 1997 the coupon interest rates ranged from 7.292% to 8.081%. These certificates generate normal principal and interest remittances to the Company on a monthly basis. These mortgage securities had a 1 year CMT based reference rate with a weighted average 12 month repricing period and a weighted average net life cap of 11.25%.

(e) Represents seven adjustable rate FHLMC certificates purchased from "Wall Street" dealers in December 1997. At December 31, 1997 the coupon interest rates ranged from 7.538% to 8.041%. These certificates generate normal principal and interest remittances to the Company on a monthly basis. These mortgage securities had a 1 year CMT based reference rate with a weighted average 12 month repricing period and a weighted average net life cap of 10.53%.

Held to maturity
----------------

At December 31, 1998 the Company had $4,478,000 of fixed rate mortgage securities classified as held to maturity. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes the Company's fixed rate mortgage securities classified as held to maturity as of December 31, 1998, carried at cost (dollars in thousands):

Amortized cost:
 Private placement notes (a)            $4,478
                                        ======

(a) Represents nine below investment grade notes purchased from an affiliate, HCP-2, in October 1998. The coupon interest rates on the notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.

The amortized cost at December 31, 1998 of the Company's available for sale and held to maturity mortgage securities by contractual maturity dates are presented below (dollars in thousands):

                                                    DECEMBER 31, 1998
                                     Available for Sale            Held to Maturity
                                     ------------------            ----------------
                                       Amortized Cost               Amortized Cost
                                       --------------               --------------
Due in one year or less                   $ 1,314                       $   92
Due from one to five years                  6,476                          457
Due from five to ten years                 12,048                          836
Due after ten years                        56,561                        3,093
                                          -------                        -----
Total                                     $76,399                       $4,478
                                          =======                       ======


As mentioned above, actual maturities may differ from scheduled maturities because borrowers usually have the right to prepay certain obligations, often times without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying obligations.

The average effective yields which include amortization of net premiums and deferred costs for periods shown in 1998 and 1997 on the combined available for sale and held to maturity mortgage securities portfolios were as follows:

                                            1998            1997
                                            ----            ----
  Quarter Ended March 31                    6.116%           N/A
  Quarter Ended June 30                     3.992            N/A
  Quarter Ended September 30                4.528            N/A
  Quarter Ended December 31                 7.520          6.268%
                                           ------          ------
                                            5.170%         6.268%
                                           ======          ======

The proceeds, gross realized gains and losses from sales of available for sale mortgage securities in October 1998 were as follows (dollars in thousands):


                                                                       GROSS REALIZED
                                                 PROCEEDS                GAIN (LOSS)
                                                 --------              --------------
Adjustable rate FNMA and FHLMC
  certificates (a)                               $189,057                $(5,989)
Adjustable rate FNMA certificates (b)              17,172                   (161)
Fixed rate FNMA certificates (c)                   56,740                    495
                                                 --------                -------
                                                 $262,969                $(5,655)
                                                 ========                =======

(a)  -    relates to the sale of eight FNMA certificates and seven FHLMC certificates purchased in December 1997
(b)  -    relates to the sale of five FNMA certificates acquired from a swap of mortgage loans in August 1998
(c)  -    relates to the sale of nineteen FNMA certificates acquired from a swap of mortgage loans in October 1998

5.   CONCENTRATION OF CREDIT RISK

Mortgage Loans
--------------

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for the loans in certain geographic areas. At December 31, 1998 and 1997, the percent of total principal amount of loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans are as follows:

                             AT DECEMBER 31, 1998           AT DECEMBER 31, 1997
                             --------------------           --------------------
                                Mortgage Loans                 Mortgage Loans
                                --------------
                      Held for Sale      Held to Maturity       Held for Sale
                      -------------      ----------------       -------------
California                 13%                  17%                   10%
Texas                       7                   13                     6
Florida                    10                    8                    25
Missouri                   --                    6                    --
Illinois                    5                   --                    --
South Carolina             --                   --                    13
Ohio                       --                   --                     9
                           --                   --                    --
                           35%                  44%                   63%
                           ==                   ==                    ==


                                   AT DECEMBER 31, 1998
                                   --------------------
                                 Collateral for Mortgage
                                       Backed Bonds
                                       ------------
Florida                                     26%
Ohio                                        12
California                                  11
Hawaii                                       6
                                            --
                                            55%
                                            ==

During 1998 the Company purchased approximately 75.2% of its total principal amount of mortgage loans from six financial institutions, the largest of which represented approximately 21.7% of the total principal amount of mortgage loans purchased in 1998. During the period from September 30, 1997 to December 31, 1997 the Company purchased approximately 61.9% of its total principal amount of mortgage loans from three financial institutions, the largest of which represented approximately 29.1% of the total outstanding principal amount of mortgage loans purchased in 1997. Management believes that the loss of any single financial institution from which the Company purchased mortgage loans would not have any material detrimental effect on the Company.

Mortgage Securities
-------------------

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the mortgage loans collateralizing the mortgage securities in certain geographic areas. Management believes exposure to credit risk associated with purchased Agency mortgage securities is minimal due to the guarantees provided by FNMA. At December 31, 1998 the percent of total principal amount of mortgage loans collateralizing mortgage securities in any one state, exceeding 5% of the principal amount of mortgage securities are shown below:

                                              DECEMBER 31, 1998
                                              -----------------
                            Mortgage Securities                 Mortgage Securities
                              Received in Swap                     Purchased from
                             for Mortgage Loans                     an Affiliate
                             ------------------                     ------------
Illinois                             --                                   25%
Florida                              23%                                  11
Michigan                             13                                   --
California                           --                                   12
South Carolina                       12                                   --
North Carolina                       10                                   --
Ohio                                  8                                    6
Arizona                              --                                    7
Kentucky                             --                                    6
Texas                                 6                                   --
Oklahoma                              5                                   --
                                     --                                   --
                                     77%                                  67%
                                     ==                                   ==

The Company has cash and cash equivalents in a major financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1998, the Company had amounts on deposit with the financial institution in excess of FDIC limits. At December 31, 1998 the Company had overnight investments of $11,209,000 in Federal Home loan discount notes. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution, Federal Agency notes or in the highest rated commercial paper.

6.   LOAN LOSS PROVISION

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss provision for the following periods (dollars in thousands):


                                        YEAR ENDED         PERIOD FROM JUNE 10
                                       DECEMBER 31,           (INCEPTION) TO
                                           1998             DECEMBER 31, 1997
                                           ----             -----------------
  Balance beginning of period             $ 18                    $ - 0 -
  Loan loss provision                      356                       18
  Transfers/sales                           (2)                      --
  Charge-offs                               --                       --
  Recoveries                                --                       --
                                            --                       --
                                          $372                    $  18
                                          ====                      ===

7.   EQUITY INVESTMENTS

Hanover recorded its investment in HCP on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP through its ownership of all of the non-voting preferred stock of HCP. HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence, consulting and mortgage investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation, is an originator and servicer of multifamily mortgage loans. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. is a registered broker/dealer with the Securities and Exchange Commission.

In October 1998, the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC mortgage security and sold all of the REMIC mortgage securities except the AAA notes to two newly created wholly-owned subsidiaries of Hanover (Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.). Hanover recorded its investment in HCP-2 on the equity method. Accordingly, Hanover records 99% of the earnings or losses of HCP-2 through its ownership of all the non-voting preferred stock of HCP-2.

HCP-2 was organized to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization. The table below reflects the activity recorded in Hanover's equity investments for the following periods (dollars in thousands):


                                                                                   PERIOD FROM
                                     YEAR ENDED                                JUNE 10 (INCEPTION)
                                    DECEMBER 31,                                 TO DECEMBER 31,
                                        1998                                          1997
                               ---------------------                          -------------------
                                  HCP         HCP-2          Total              HCP         HCP-2        Total
                                  ---         -----          -----              ---         -----        -----
Beginning balance              $  100         --            $  100
Applicable % of net (loss)     (1,039)       $ (394)        (1,433)           $(254)           --        $(254)
Additional capital
     contribution               2,700                        2,700               --            --           --
Formation transaction                        14,176         14,176              354            --          354
Dividends received (a)                       (8,054)        (8,054)              --            --           --
                               ------        ------         ------            -----           ---        -----

Ending balance                 $1,761        $5,728         $7,489            $ 100           $--        $ 100
                               ======        ======         ======            =====           ===        =====

(a)  represents a return of capital

8.   NOTES RECEIVABLE FROM RELATED PARTIES

In connection with the Hanover's original formation transactions in September 1997, Hanover agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to Hanover for shares of Hanover's common stock. The loans are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable Federal tax rate during the month the loans are made. At December 31, 1998 Hanover had loaned the Principals the full $1,750,000. The loans bear interest at 6.02% (on $482,600 of loans) and 5.70% (on $1,267,400 of loans).

In March 1998, Hanover agreed to lend up to an additional $1,500,000 in unsecured loans to the Principals, in lieu of incurring the costs and expenses Hanover was required to pay associated with the registration of 100,000 shares of Hanover's common stock owned by the Principals. Pursuant to such agreement, Hanover loaned the Principals an additional $1,203,880 in April 1998. The additional loans are due and payable on March 31, 1999 and bear interest at 5.51%.

In November 1998, Hanover agreed to lend an additional $226,693 in unsecured loans to the Principals. These loans are due and payable in November 2002 and bear interest at 4.47% (the lowest applicable Federal tax rate in November
1998). A portion of these loans ($44,223) was repaid in February 1999.

During 1998 Hanover advanced funds to HCP pursuant to an unsecured loan agreement. The loans to HCP bear interest at 1.00% below the prime rate. At December 31, 1998 the loans outstanding to HCP totaled $712,824.

9.   REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts. At December 31, 1998 the Company had a total of $520 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with four lenders. All borrowings pursuant to the master repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 60 basis points to LIBOR plus 100 basis points. The lender will typically finance an amount equal to 80% to 97% of the market value of the pledged collateral (mortgage loans) depending on certain characteristics of the collateral (delinquencies, liens, aging, etc.). The reverse repurchase agreement financing rates for mortgage securities, accomplished through individual Public Securities Associates (PSA) agreements, bear interest rates that vary from LIBOR to LIBOR plus 50 basis points. The lender will typically finance an amount equal to 60% to 97% of the market value of the mortgage securities, depending on the nature of the collateral.

At December 31, 1998 the Company had outstanding borrowings on mortgage loans of $306,239,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.802% and a weighted average remaining maturity of less than one month. The reverse repurchase financing agreements at December 31, 1998 were collateralized by mortgage loans with a cost basis of $320,759,000.

The Company also uses the above repurchase agreement financing to finance a portion of the collateral for mortgage backed bonds. At December 31, 1998, the Company had outstanding borrowings of $1,911,000 with a weighted average borrowing rate of 6.318% and a weighted average remaining maturity of less than three months. The reverse repurchase financing agreements at December 31, 1998 were collateralized by mortgage assets with a cost basis of $2,542,000.

At December 31, 1998, the Company had outstanding mortgage securities reverse repurchase agreement financing of $61,940,000 with a weighted average borrowing rate of 5.336% and a remaining maturity of less than one month. The repurchase agreement financing at December 31, 1998 was collateralized by mortgage securities with a cost basis of $64,938,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at December 31, 1998:

             Committed                Uncommitted                Maturity Date
             ---------                -----------                -------------
                 --                   $70 million                     (a)
            $100 million                   --                    February 1999
             100 million              100 million                   March 1999
             150 million                   --                        June 1999

(a) the lender did not extend the term of the master reverse repurchase agreement at the maturity date (September 1998) but has agreed to continue to provide uncommitted financing to the Company for an unspecified short-term period.

Information pertaining to reverse repurchase agreements for 1998 and 1997 is summarized as follows (dollars in thousands):


                                                                                        1998
                                                              ----------------------------------------------------------
                                                                                      Collateral
                                                              Mortgage               for Mortgage               Mortgage
   Reverse Repurchase Agreements                             Loans (a)               Backed Bonds             Securities
   -----------------------------                             ---------               ------------             ----------
   Balance at year-end                                        $306,239                     $1,911               $ 61,940
   Average balance during the period                          $367,656                     $  760               $224,050
   Average interest rate during the period                       6.511%                     6.853%                 5.695%
   Maximum month-end balance during the
    period                                                    $659,319                     $2,331               $249,450

   Collateral Underlying the Agreements
   ------------------------------------
   Balance at year-end - carrying value                       $320,759                     $2,542               $ 64,938



                                                                             1997
                                                             -----------------------------------
                                                             Mortgage                    ARM
    Reverse Repurchase Agreements                            Loans (a)                Securities
    -----------------------------                            ---------                ----------
    Balance at period-end                                     $ 93,731                  $341,407
    Average balance during the period (b)                     $ 93,674                  $341,407
    Average interest rate during period (b)                      6.313%                    5.723%
    Maximum month-end balance during the
     period                                                   $ 93,731                  $341,407

    Collateral Underlying the Agreements
    ------------------------------------
    Balance at period-end - carrying balance                  $160,970                  $348,131

(a)  collateral includes mortgages held for sale and mortgages held to maturity.
(b) reflects the period beginning September 30, 1997 (the date of the first mortgage asset purchase) through December 31, 1997.

Additional information pertaining to individual reverse repurchase agreement lenders at December 31, 1998 is summarized as follows (dollars in thousands):

                                                                                                                        Weighted
                                                           Reverse                                                      Average
                                                           Repurchase       Accrued       Total          Underlying     Maturity
Lender                             Type of Collateral      Financing        Interest      Financing      Collateral     Date
-----                              ------------------      ----------       --------      ---------      ----------     ----
Morgan Stanley Mortgage Capital    Mortgage loans          $118,195         $   466       $118,641       $130,520       Feb 4, 1999
Lender A                           Mortgage loans            91,190               0         91,190         93,696       Feb 9, 1999
Lender B                           Mortgage loans            70,135              49         70,184         67,902       Feb 15, 1999
Lender C                           Mortgage loans            26,719             358         27,077         28,641       Feb 7, 1999
Lender C                           Mortgage loans             1,911             449          2,360          2,542       Mar 2, 1999

Morgan Stanley Mortgage Capital    Mortgage securities     $ 58,707         $    88         58,795         61,559       Jan 25, 1999

Lender D                           Mortgage securities        3,233               4          3,237          3,379       Jan 22, 1999
                                                           --------         -------       --------       --------
                                                           $370,090         $ 1,394       $371,484       $388,239
                                                           ========         =======       ========       ========


10.  MORTGAGE BACKED BONDS

The Company, through a wholly owned subsidiary, Hanover Capital SPC, Inc. has issued non-recourse debt in the form of mortgage backed bonds. Borrower remittances received on the collateral for mortgage backed bonds are used to make payments on the mortgage backed bonds. The obligations under the mortgage backed bonds are payable solely from the collateral for mortgage backed bonds and are otherwise non-recourse to the Company. The maturity of the bonds is directly affected by the rate of principal prepayments on the related collateral. The bonds are subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 20% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of mortgage backed bonds is likely to occur earlier than its stated maturity.

Information pertaining to mortgage backed bonds financing for 1998 is summarized as follows (dollars in thousands):

                                                          Mortgage
                                                        Backed Bonds
                                                        ------------
     Balance at year-end                                  $77,305
     Average balance during the period                    $63,764
     Average interest rate during period                    6.914%
     Interest rate at year-end                              6.940%
     Maximum month-end balance during the
      period                                              $98,391


     Collateral for Mortgage Backed Bonds
     -------------------------------------
     Balance at year end - carrying value                 $81,666



Aggregate annual repayments of mortgage backed bonds based upon contractual amortization of the underlying mortgage loan collateral at December 31, 1998 were as follows (dollars in thousands):

                                        YEAR               AMOUNT
                                        ----               ------
                                        1999              $ 1,729
                                        2000                1,875
                                        2001                2,035
                                        2002                2,207
                                        2003                2,394
                                  Thereafter               67,065
                                                          -------

                                       Total              $77,305
                                                          =======


11.  COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. The repurchases will be made from time to time in open market transactions. During the period from August through October 1998, the Company repurchased a total of 146,900 shares of its common stock at an average price of $9.16 per share for a total cost of $1,345,000.

12.  EMPLOYEE BENEFIT PLANS

401(k) Plan
-----------

The Company participates in the HCP non-contributory retirement plan ("401(k) Plan"). The 401(k) plan is available to all full-time company employees with at least six months of service. The 401(k) Plan is designed to be tax deferred in accordance with provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute 15.0% of his or her salary subject to the maximum allowable each fiscal year ($10,000 in 1998 and $9,500 in 1997). Under the 401(k) Plan, an employee may elect to enroll on January 1, or July 1, provided that the employee has met the six month employment service requirement.

1997 Stock Option Plan
----------------------

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

Unless previously terminated by the Board of Directors, the 1997 Stock Option Plan will terminate ten years from the date of approval (or five years in the case of ISO's granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding equity stock) and no options or Awards may be granted under the 1997 Stock Option Plan thereafter, but existing options or Awards remain in effect until the options are exercised or the options or the Awards are terminated by their terms. The aggregate fair market value (determined as of the time of grant) of the shares of the common stock with respect to which ISO's are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

All stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan will be contingent and may vest, subject to other vesting requirements imposed by the Compensation Committee in full or in part on any September 30 beginning with September 30, 1998 and ending with September 30, 2002 (each, an "Earn-Out Measuring Date"). No vesting occurred on the first Earn-Out Measuring Date (September 30, 1998) as the Company did not meet or exceed the vesting requirements. Subject to any other applicable vesting restrictions, any outstanding stock options will vest in full as of any Earn-Out Measuring Date through which the return on a unit (a unit is composed of one common stock certificate and one warrant certificate) is at least equal to the initial public offering price of the unit. In addition, subject to any other applicable vesting restrictions, one-third of any outstanding stock options will vest as of any Earn-Out Measuring Date through which the return on a unit is at least equal to a 20% annualized return on the initial public offering price of the unit. The return on a unit is determined by adding (i) the appreciation in the value of the unit since the closing of the initial public offering and (ii) the amount of distributions made by the Company on the share of common stock included in the unit since the closing of the initial public offering. The appreciation in the value of a unit as of any Earn-Out Measuring Date is the average difference, during the 30 day period that ends on the Earn-Out Measuring Date, between the market price of the share of common stock included in the unit and the initial public offering price of the unit multiplied by two to take into account the value of the stock warrant included in the unit. In determining whether such stock options have vested, appropriate adjustments will be made for stock splits, recapitalizations, stock dividends and transactions having similar effects.

A summary of the status of the Company's 1997 Stock Option Plan as of December 31, 1998 and changes during the period from September 19, 1997 to December 31, 1997 and for the year ended December 31, 1998, is presented below:


                                                  # of                                          Weighted
                                              Options for                                        Average
Stock Option Activity - 1997                     Shares              Exercise Price          Exercise Price
----------------------------                     ------              --------------          --------------
Granted - September 19, 1997                    162,664                  $15.00
Granted - September 28, 1997                    160,660                   15.75
Cancelled                                        (3,000)                  15.75
                                                -------

Outstanding at December 31, 1997                320,324                                          $15.37
                                                -------                                          ======

Stock Option Activity - 1998
----------------------------
Granted - January 14, 1998                        2,000                  $15.94
Granted - March 9, 1998                           2,000                   18.13
Cancelled                                        (1,750)                  15.75
                                                -------

Outstanding at December 31, 1998                322,574                                          $15.39
                                                =======                                          ======

No shares were exercisable at December 31, 1998 and 1997.

The per share weighted average fair value of stock options granted during the period ended December 31, 1998 and 1997 was $0.95 and $0.27, respectively at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     1998                  1997
                                                     ----                  ----
Expected life (years)                                   9                     5
Risk-free interest rate                              5.10%                 5.77%
Volatility                                           60.0%                 12.0%
Expected dividend yield                              10.0%                 10.0%

The Company applies APB opinion No. 25 in accounting for its 1997 Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 1998 and 1997. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statements of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):


                                                      YEAR                PERIOD FROM JUNE 10
                                                      ENDED                 (INCEPTION) TO
                                                DECEMBER 31, 1998          DECEMBER 31, 1997
                                                -----------------          -----------------
Net earnings (loss):
   As reported                                      $(4,934)                     $ 499
   Pro forma                                        $(4,938)                       417

Earnings (loss) per share - basic:
   As reported                                      $ (0.77)                     $0.15
   Pro forma                                        $ (0.77)                      0.13

Earnings (loss) per share - diluted :
   As reported                                      $ (0.77)                     $0.14
   Pro forma                                        $ (0.77)                      0.11

Bonus Incentive Compensation Plan
---------------------------------

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. No such accrual was recorded in 1998 and 1997.

13.  AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The 1998 consolidated statement of operations of the Company includes management and administrative expenses of $733,000, due diligence expenses of $687,000 and commission expenses of $286,000 relating to billings from HCP. The 1998 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP. During 1998 the Company recorded $129,300 of interest income generated from loans to the Principals and $126,200 of interest income from loans to HCP. The 1997 statement of operations of the Company includes management and administrative expenses of $400,000, due diligence expenses of $266,000 and commission expenses of $61,000 relating to billings from HCP. At December 31, 1998 the consolidated balance sheet of the Company included an amount due from HCP-2 of $304,800 and an amount due from HCP of $8,200. The term of the Management Agreement continues until December 31, 1999 with subsequent renewal provisions.

14.  EARNINGS PER SHARE

In 1997 the Company adopted SFAS 128 for calculating earnings per share for the periods shown below: (dollars in thousands, except per share data)


                                                                          PERIOD FROM JUNE 10
                                                        YEAR ENDED          (INCEPTION) TO
                                                        DECEMBER 31,          DECEMBER 31,
                                                           1998                   1997
                                                           ----                   ----
     Earnings (loss) per share - basic:
          Net income (loss) (numerator)                 $  (4,934)              $     499
                                                        =========               =========

     Average common shares
          outstanding (denominator)                     6,418,305               3,296,742
                                                        =========               =========

     Per share                                          $   (0.77)              $    0.15
                                                        =========               =========

     Earnings (loss) per share-diluted:
          Net income (loss) (numerator)                 $  (4,934)              $     499
                                                        =========               =========

     Average common shares outstanding                  6,418,305               3,296,742
     Add: Incremental shares from
               assumed conversion of
               warrants                                        --                 374,943
                                                        ---------               ---------
     Dilutive potential common shares                          --                 374,943
                                                        ---------               ---------
     Adjusted weighted average shares
               (denominator)                            6,418,305               3,671,685
                                                        =========               =========

     Per share                                          $   (0.77)              $    0.14
                                                        =========               =========




15.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
     (in thousands except share data):

                                                                               PERIOD FROM JUNE 10
                                                      YEAR ENDED                 (INCEPTION) TO
                                                   DECEMBER 31, 1998            DECEMBER 31, 1997
                                                   -----------------            -----------------
Supplemental Cash Flow Information:
-----------------------------------
Cash paid during the period for:
  Income taxes                                            $     1                        --
                                                          =======                      ====

  Interest                                                $39,876                      $844
                                                          =======                      ====

Supplemental Schedule of Noncash Activities
-------------------------------------------

Dividends of $695 and $1,035 were declared in December 1998 and December 1997 but not paid until January 1999 and January 1998, respectively.
Acquisition of a 99% economic ownership in Hanover Capital Partners 2, Inc. in
  October 1998 from the contribution of $324,210 (book value) of mortgage loans net of $309,963 of reverse repurchase agreement financing less funds to be returned to Hanover of $71.
Acquisition of a 97% economic ownership in Hanover Capital Partners Ltd. in September 1997 from the issuance of 716,667 shares of Hanover's common stock.

16.  COMMITMENTS AND CONTINGENCIES

Hanover entered into employment agreements with the Principals in 1997. Such agreements are for five year terms which expire in 2002, and provide for initial aggregate annual base salaries of $975,000 (subject to cost of living increases). A portion of the aggregate base salaries ($360,000) is allocated to one of Hanover's taxable subsidiaries, HCP, based on management's actual and estimated time involved with the subsidiary's activities.

As additional consideration to the Principals for their contribution of their HCP preferred stock to Hanover, Hanover has agreed to (1) issue to the Principals up to 216,667 additional shares of Hanover's common stock and (2) forgive a maximum of $1,750,000 in loans made to the Principals if certain financial returns to stockholders are met, at certain Earn-Out Measuring Dates as described in Hanover's IPO Prospectus dated September 15, 1997.

Hanover has guaranteed a bank line-of-credit for HCP. The maximum line-of-credit obligation and the actual line-of-credit obligation at December 31, 1998 were $1,400,000 and $-0-, respectively.

Hanover has guaranteed the obligations of HCP with respect to an amendment to an office lease entered into by HCP. The office lease (anticipated to be effective on or about May 1, 1999) is for a period of 10 years and 3 months and obligates HCP for $2,162,300 of base rental expense plus escalation, electric and other billings over the lease term.

Pursuant to a short-term (3 month) reverse repurchase financing agreement entered into in November 1998, Hanover has agreed to issue and deliver to the lender warrants to purchase approximately 300,000 shares of Hanover's common stock. The warrants will be exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00. In addition, Hanover agreed to
(1) retain and compensate the lender as an underwriter on certain future mortgage loan securitization deals, (2) have HCMC offer the lender the right to purchase any originated commercial loans through November 2000 on the same terms and conditions as it would offer such to a third party and (3) offer the lender the opportunity to act as master servicer on any mortgage loan securitization effected by the Company through November 2000 on the same terms and conditions as it would offer such to a third party. The lender in turn will offer HCP the opportunity to undertake due diligence services for portfolio transactions or for securitization transactions in which the lender is not undertaking or is otherwise contracting with third parties for such due diligence services on the same terms and conditions as it would offer such to a third party through November 2000.

In October 1998, the Company sold 15 adjustable rate FNMA certificates and 19 fixed rate FNMA certificates that the Company received in a swap for certain adjustable rate and fixed rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities.

17.  FINANCIAL INSTRUMENTS

In accordance with SFAS No.107, Disclosure about Derivative Financial Instruments, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, the Company has provided fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information or appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 1998 and 1997 are as follows (dollars in thousands):


                                                                DECEMBER 31, 1998
                                                                -----------------
                                                   Carrying                            Fair
                                                    Amount                             Value
                                                    ------                             -----
Assets:
  Mortgage loans                                   $407,994                           $407,694
  Mortgage securities                                78,478                             78,473
  Cash and cash equivalents                          11,837                             11,837
  Accrued interest receivable                         3,940                              3,940
  Notes receivable                                    3,893                              3,893
                                                   --------                           --------
        Total                                      $506,142                           $505,837
                                                   ========                           ========

Liabilities:
  Reverse repurchase agreements                    $370,090                           $370,090
  Mortgage backed bonds                              77,305                             77,831
  Accrued interest payable                            1,394                              1,394
  Other liabilities                                   1,601                              1,601
                                                   --------                           --------
        Total                                      $450,390                           $450,916
                                                   ========                           ========

                                                   Carring           Notional             Fair
                                                    Value             Amount             Value
                                                   --------          --------            -----
Off-Balance Sheet:

 Forward commitments to sell
   mortgage securities                             $     --          $ 51,457         $ 51,409
                                                   ========          ========         ========
Interest rate caps                                 $    394          $ 69,939         $    200
                                                   ========          ========         ========



                                                                DECEMBER 31, 1997
                                                                -----------------
                                                   Carrying                             Fair
                                                    Amount                              Value
                                                    ------                              -----
Assets:
  ARM securities                                   $348,131                           $348,131
  Mortgage Loans                                    160,970                            160,970
  Cash and cash equivalents                           4,022                              4,022
  Accrued interest receivable                         3,597                              3,597
  Notes receivable                                      482                                482
                                                   --------                           --------
        Total                                      $517,202                           $517,202
                                                   ========                           ========

Liabilities:
  Reverse repurchase agreements                    $435,138                           $435,138
  Accrued interest payable                            2,250                              2,250
  Other liabilities                                   2,057                              2,057
                                                   --------                              -----
        Total                                      $439,445                           $439,445
                                                   ========                           ========

                                                                     Notional           Fair
Off-Balance Sheet:                                                    Amount            Value
                                                                     --------           -----
  Commitments to purchase loans                                      $111,092         $111,132
                                                                     ========         ========

  Forward commitments to sell
    securities                                                       $122,650         $122,378
                                                                     ========         ========


The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Mortgage loans held for sale - The fair values of these financial instruments are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Mortgage loans held to maturity - The fair values of these financial instruments are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Collateral for mortgage backed bonds - The fair values of these financial instruments are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Mortgage securities available for sale - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Mortgage securities held to maturity - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investor estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Cash and cash equivalents, accrued interest receivable, notes receivable, reverse repurchase agreements, accrued interest payable, other liabilities - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

Mortgage backed bonds - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investor estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Commitments to purchase mortgages - The Company had outstanding commitments to purchase loans at market terms at the time of commitment. The fair value of these financial instruments was determined through a review of published market information associated with similar instruments. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its loans held for sale.

Forward commitments to sell securities - The Company has outstanding forward commitments to sell mortgage securities into mandatory delivery contracts with investment bankers, private investors and agency-backed securities. The fair value of these financial instruments was determined through review of published market information associated with similar instruments. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its loans held for sale.

Interest rate caps - The fair values of these financial instruments are estimated based on dealer quotes and is the estimated amount the Company would pay to execute a new agreement with similar terms.

18.  SUBSEQUENT EVENT

On January 25, 1999 an $0.11 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of December 31, 1998.

In February and March 1999, Hanover purchased an additional 195,000 shares of its common stock at a cost of $983,000 pursuant to the stock repurchase program initiated in July 1998.

In March 1999, Hanover agreed to amend the notes receivable from Principals ($1,203,880) that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years at the lowest applicable Federal rate. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principal's voluntary termination of employment.

In March 1999, the Company completed a $132,254,000 private placement securitization of fixed rate and adjustable rate single-family residential mortgage loans.

19.  QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data are as follows (dollars in thousands, except per share data):

                                 Three Months           Three Months           Three Months           Three Months
                                     Ended                  Ended                  Ended                 Ended
                               December 31, 1998     September 30, 1998        June 30, 1998         March 31, 1998
                             ------------------------------------------------------------------------------------------
Net interest income                 $ 1,998                 $1,692                 $  774                 $2,154
                             ==========================================================================================

Net income (loss)                   $(5,884)                $  346                 $ (644)                $1,248
                             ==========================================================================================

Basic earnings (loss)
per share (2)                       $ (0.93)                $ 0.05                 $(0.10)                $ 0.19
                             ==========================================================================================

Diluted earnings (loss)
per share (2)                       $ (0.93)                $ 0.05                 $(0.10)                $ 0.17
                             ==========================================================================================

Dividends declared                  $  0.11                 $ 0.17                 $ 0.21                 $ 0.21
                             ==========================================================================================


                                                              (1)                    (1)
                                  Three Months            Three Months          June 10, 1997
                                     Ended                   Ended                 through
                                December 31, 1997      September 30, 1997       June 30, 1997
                             ------------------------------------------------------------------------
Net interest income                  $1,548                  $ 128                  $   0
                             ========================================================================

Net income                           $  440                  $  59                  $   0
                             ========================================================================

Basic earnings per share
(2)                                  $ 0.07                  $0.07                  $0.00
                             ========================================================================

Diluted earnings per share
(2)                                  $ 0.07                  $0.07                  $0.00
                             ========================================================================

Dividends declared                   $ 0.16                  $0.00                  $0.00
                             ========================================================================

(1) - the Company was organized on June 10, 1997, however operations did not begin until the IPO date - September 19, 1997.
(2) - earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share do not equal the earnings per share total for the year.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanover Capital Partners Ltd.

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.












DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 19, 1999

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                       1998         1997
                                                             ----         ----
CURRENT ASSETS:
Cash                                                     $  635,484   $  208,315
Investment in marketable securities                          17,992       17,394
Accounts receivable                                         517,245      133,829
Receivables from related parties                            213,779      757,384
Accrued revenue on contracts in progress                    247,100       35,413
Prepaid expenses and other current assets                   192,580      118,552
                                                         ----------   ----------
      Total current assets                                1,824,180    1,270,887

PROPERTY AND EQUIPMENT -- Net                               141,459      213,137
MORTGAGE SERVICING RIGHTS                                        --       49,449
DEFERRED TAX ASSET                                          801,351       20,081
OTHER ASSETS                                                128,572      166,670
INCOME TAX RECEIVABLE                                       219,563      292,885
DUE FROM OFFICER                                                 --       53,766
                                                         ----------   ----------
TOTAL ASSETS                                             $3,115,125   $2,066,875
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued appraisal and subcontractor costs              $   20,730   $  131,978
  Accounts payable and accrued expenses                     466,697      334,591
  Deferred revenue                                           89,625      104,950
  Note payable to related party                             712,824           --
                                                         ----------   ----------
      Total current liabilities                           1,289,876      571,519
                                                         ----------   ----------

LONG-TERM LIABILITIES
  Note payable to bank                                           --    1,405,000
  Minority interest                                              --          616
                                                         ----------   ----------
     Total long-term liabilities                                 --    1,405,616
                                                         ----------   ----------
     Total liabilities                                    1,289,876    1,977,135
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; $.01 par value, 100,000 shares
   authorized, 97,000 shares outstanding at
   December 31, 1998 and 1997                                   970          970
 Common Stock:
  Class A: $.01 par value, 5,000 shares authorized,
   3,000 shares outstanding at December 31, 1998
   and 1997                                                      30           30
 Additional paid-in capital                               2,839,947       56,442
 Retained earnings (deficit)                             (1,015,698)      32,298
                                                         ----------   ----------
     Total stockholders' equity                           1,825,249       89,740
                                                         ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,115,125   $2,066,875
                                                         ==========   ==========

See note to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                          1998           1997            1996
                                                      -----------     ----------     -----------

REVENUES:
  Due diligence fees                                  $ 5,001,047     $4,058,609     $ 8,323,789
  Mortgage sales and servicing                            701,574        826,486         970,757
  Loan brokering/asset management fees                    654,748      3,027,319       2,469,378
  Other income (loss)                                     (12,609)        58,151         355,715
                                                      -----------     ----------     -----------

          Total revenues                                6,344,760      7,970,565      12,119,639
                                                      -----------     ----------     -----------

EXPENSES:
  Personnel expense                                     4,364,725      5,373,331       4,227,226
  Subcontractor expense                                 1,537,294      1,386,979       2,919,509
  Occupancy expense                                       578,512        495,285         536,520
  Travel and subsistence                                  555,382        302,936         616,795
  General and administrative expense                      532,006        419,543         525,143
  Appraisal, inspection and other professional fees       223,262        618,059       3,128,225
  Interest expense                                        155,128        117,894         134,393
  Depreciation and amortization                           107,971        117,675         125,928
  Reversal of reserve for IRS assessment                       --        (23,160)       (277,600)
                                                      -----------     ----------     -----------

          Total expenses                                8,054,280      8,808,542      11,936,139
                                                      -----------     ----------     -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION
  (BENEFIT)                                            (1,709,520)      (837,977)        183,500

INCOME TAX PROVISION (BENEFIT)                           (661,524)      (325,959)         73,870
                                                      -----------     ----------     -----------

NET INCOME (LOSS)                                     $(1,047,996)    $ (512,018)    $   109,630
                                                      ===========     ==========     ===========

BASIC EARNINGS (LOSS) PER SHARE                       $   (349.33)    $  (525.79)    $    658.74
                                                      ===========     ==========     ===========


See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                               COMMON STOCK    COMMON STOCK     COMMON STOCK   ADDITIONAL   RETAINED
                            PREFERRED STOCK    NEW CLASS A     OLD CLASS A         CLASS B      PAID-IN     EARNINGS
                            SHARES   AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     (DEFICIT)      TOTAL
                            ------   ------  ------   ------ --------  ------ -------   ------ ----------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                    165.800   $ 1    41,600    $ 1   $  165,999  $   500,846  $   666,847

  Net income                                                                                                   109,630      109,630

  Distribution of
    subsidiary to
    stockholders                                                                                                 6,972        6,972

  Shareholders' Exchange
    Agreement:
    Redemption of Class A
      shares                                                  (40.836)                           (108,559)                 (108,559)
    Exchange of Class B
      shares for Class A
      shares                                                   41.460     1   (41,600)    (1)          --           --           --
                                                             --------   ---   -------    ---   ----------  -----------  -----------

BALANCE, DECEMBER 31, 1996                                    166.424     2                        57,440      617,448      674,890

  Net (loss)                                                                                                  (512,018)    (512,018)

  Dividends (noncash)                                                                                          (73,132)     (73,132)

  Agreement and Plan of
    Recapitalization:
    Exchange of "old"
      Class A shares for
      "new" Class A shares
      and Series A
      preferred Stock       97,000    $970   3,000     $30   (166.424)   (2)                         (998)          --           --
                            ------    ----   -----     ---   --------   ---                    ----------  -----------  -----------

BALANCE, DECEMBER 31, 1997  97,000     970   3,000      30                                         56,442       32,298       89,740

Capital contributions                                                                           2,783,505           --    2,783,505

Net (loss)                                                                                                  (1,047,996)  (1,047,996)
                            ------    ----   -----     ---                                     ----------  -----------  -----------

BALANCE DECEMBER 31, 1998   97,000    $970   3,000     $30                                     $2,839,947  $(1,015,698) $ 1,825,249
                            ======    ====   =====     ===                                     ==========  ===========  ===========


See notes to consolidated financial statements

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                              1998              1997              1996
                                                                          -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(1,047,996)      $  (512,018)      $   109,630
  Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
    Depreciation and amortization                                             107,971           117,675           125,928
    Gain on sale of mortgage servicing rights                                (371,977)          (16,916)          (52,318)
    Reversal of reserve for IRS assessment                                         --           (23,160)         (277,600)
    IRS payroll tax settlement                                                     --           (99,240)               --
    Loss on disposal of property and equipment                                     --            35,696                --
    Loss on disposal of securities                                            100,750                --                --
    Loss on sale of trading securities                                             --                --             1,360
    Purchase of trading securities                                               (598)             (951)           (1,931)
    Sale of trading securities                                                     --                --            26,593
    Distribution of subsidiary to stockholders                                     --                --             6,972
    Changes in assets - (increase) decrease:
      Accounts receivable                                                    (383,416)        3,550,036        (2,150,117)
      Receivables from related parties                                        597,371          (315,097)         (308,808)
      Accrued revenue on contracts in progress                               (211,687)          514,368          (384,880)
      Income tax receivable                                                    73,322          (292,885)               --
      Prepaid expenses and other current assets                               (74,028)           24,474           (49,871)
      Deferred tax asset                                                     (781,270)          (20,081)               --
      Other assets                                                             37,348           (12,254)          (22,914)
    Changes in liabilities - increase (decrease):
      Accrued appraisal and subcontractor costs                              (111,248)       (2,675,194)        2,741,014
      Accounts payable and accrued expenses                                   132,106          (343,799)          104,018
      Income taxes payable                                                         --           (89,477)          (90,490)
      Deferred income taxes                                                        --           (12,993)          (17,222)
      Deferred revenue                                                        (15,325)          (89,384)          (14,946)
      Minority interest                                                          (616)              366           (26,935)
                                                                          -----------       -----------       -----------
           Net cash (used in) operating activities                         (1,949,293)         (260,834)         (282,517)
                                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (33,841)          (43,060)         (133,317)
  Sale of property and equipment                                                   --                --             4,592
  Proceeds from sale of mortgage servicing rights                             418,974            34,446            94,043
  Purchase of securities                                                     (100,000)               --                --
  Capitalization of mortgage servicing rights                                      --           (43,783)          (37,451)
                                                                          -----------       -----------       -----------
           Net cash  provided by (used in ) investing activities              285,133           (52,397)          (72,133)
                                                                          -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) note payable to bank                    (1,405,000)          360,000          (330,000)
  Net proceeds from note payable to related party                             712,824                --                --
  Redemption of Class A common stock                                               --                --           (66,000)
  Capital contributions                                                     2,783,505                --                --
                                                                          -----------       -----------       -----------
           Net cash provided by (used in) financing activities              2,091,329           360,000          (396,000)
                                                                          -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          427,169            46,769          (750,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  208,315           161,546           912,196
                                                                          -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   635,484       $   208,315       $   161,546
                                                                          ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Loans of $13,930,000, $25,649,378 and $35,831,617 were originated by
    HCMC and funded by investors in 1998, 1997 and 1996, respectively
  Noncash dividends of $73,132, were distributed to the Company's stockholders on September 19, 1997

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                                          $     5,671       $   129,359       $   205,075
                                                                          ===========       ===========       ===========
    Interest                                                              $   689,779       $   116,993       $   125,748
                                                                          ===========       ===========       ===========

See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Principles of Consolidation - The consolidated financial statements include the accounts of HCP and its wholly-owned subsidiaries (the "Company"). The wholly-owned subsidiaries include HCMC and HCS. All significant intercompany accounts and transactions have been eliminated.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the required amounts of revenues and expenses during the reporting period.

      b. Investments in Limited Liability Companies - Minority ownership interests in limited liability companies are accounted for by the equity method of accounting. HCP's investments in limited liability companies are classified as other assets in the accompanying consolidated balance sheets. The ownership of each limited liability company at December 31, 1998 and 1997 is detailed below:

                                                            1998     1997
                                                            ----     ----

                 Alpine/Hanover, LLC                        1.0%     1.0%
                 ABH-I, LLC                                 1.0%     1.0%

      c. Revenue Recognition - Revenues from due diligence contracts in progress are recognized for the services provided as they are earned and billed.

      d. Loan Origination Fees and Costs - Loan origination fees and costs are deferred until the sale of the loan. The Company sells all originated loans to investors at the time of origination, and accordingly, recognizes loan origination fees at that time. Direct loan origination costs and loan origination fees are offset and included in mortgage sales and servicing.

      e. Loan Servicing Fees - Loan servicing fees consist of fees paid by investors for the collection of monthly mortgage payments, maintenance of required escrow accounts, remittance to investors, and ancillary income associated with those activities. The Company recognizes loan servicing fees as payments are collected.

      f. Deferred Revenue - Cash advances received for certain service contracts are recorded in the accompanying consolidated balance sheets as deferred revenue and are recognized during the period the services are provided and the related revenue is earned.

      g. Income Taxes - The Company files a consolidated Federal income tax return. The Company has not been subject to an examination of its income tax returns by the Internal Revenue Service. The Company's tax sharing policy provides that each member of the Federal consolidated group receive an allocation of income taxes as if each filed a separate Federal income tax return.

            HCP, HCMC and HCS generally file their state tax returns on a separate Company basis.

            Deferred income taxes are provided for the effect of temporary timing differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

      h. Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

      i. Investment in Marketable Securities - Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying consolidated balance sheets at market value at December 31, 1998 and 1997.

      j. Cash and Cash Equivalents - For cash flow purposes, the Company considers highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. There were no cash equivalents at December 31, 1997.

      k. Mortgage Servicing Rights - Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). Under SFAS 125, after the transfer of a financial asset, the Company recognizes the financial assets it controls and the liabilities it has incurred. Furthermore, the Company no longer recognizes the financial assets for which control has been surrendered and liabilities have been extinguished. The adoption of SFAS 125 did not have an effect on the financial position or results of operations of the Company.

            For purposes of assessing impairment, the lower of carrying value or fair value of servicing rights is determined on an individual loan basis. Capitalized servicing rights are amortized in proportion to projected net servicing revenue. The fair value of servicing rights is determined using a discounted cash flow method.

      l. Basic Earnings per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of time they were outstanding.

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

4.    CONCENTRATION RISK

      For the years ended December 31, 1998, 1997 and 1996, the Company received revenues from certain customers, which are subject to change annually, which exceeded 10% of total revenues as follows:

                           1998              1997              1996
                           ----              ----              ----

      Major Customer #1     28%               24%               46%
      Major Customer #2     13%               18%               26%

5.    MORTGAGE SERVICING

      The Company, through its wholly-owned subsidiary, HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 1998 and 1997, HCMC was servicing 13 and 43 loans, respectively, with unpaid principal balances of $46,329,000 and $120,736,400 including loans subserviced for others of $27,533,700 and $40,055,200 respectively. Escrow balances maintained by HCMC were $1,316,400 and $3,087,400 at December 31, 1998 and 1997, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997.

      Activity in mortgage servicing rights for the years ended December 31, 1998 and 1997 was as follows:

                                              1998             1997
                                            --------         --------

        Beginning balance                   $ 49,449         $ 30,587
        Capitalization                          -              43,783
        Sales                                (46,997)         (17,530)
        Scheduled amortization                (2,452)          (7,391)
                                            --------         --------

                                            $   -            $ 49,449
                                            ========         ========

      The fair value of the Company's capitalized servicing rights at December 31, 1997 was $79,504.

6.    MORTGAGE OPERATIONS

      In September 1998, the Company purchased a portfolio of single family mortgage loans with a principal balance of $101,586,036. This balance was comprised of fixed rate loans ($22,752,341) and adjustable rate loans ($78,833,695). The mortgage loan portfolio was purchased at 101.395% of par value. The Company sold this portfolio of loans at book value to Hanover Capital Mortgage Holdings, Inc. During the period in which the Company owned the loan portfolio, net interest income of $121,585 was recognized and is reported as a component of other income (loss) in the 1998 consolidated statement of operations.

7.    RELATED PARTY TRANSACTIONS

      Receivables from related parties at December 31, 1998 and 1997 consist of the following:

                                                                            1998           1997
                                                                          --------       --------

      Due from Hanover Capital Mortgage Holdings, Inc. (1)                $ 82,782       $540,044
      Due from ABH-I, LLC (includes $9,005 and $28,984 of asset
        management fees at December 31, 1998 and 1997,
        respectively) (2)                                                   16,015         51,321
      Due from Hanover Asset Services, Inc. (3)                                 --          8,070
      Due from Alpine/Hanover, LLC (2)                                          --          9,273
      Due from Alpine/Hanover II, LLC (3)                                       --          5,000
      Due from Hanover Mortgage Capital Corporation (3)                      9,342          5,962
      Due from AGR Financial, LLC (4)                                       44,192         80,813
      Due from Hanover Investment Fund (3)                                   2,250             --
      Due from Hanover Capital Partners 2, Inc. (6)                          5,150             --
                                                                          --------       --------
      Due from related entities                                            159,731        700,483
      Due from officers (5)                                                 54,048        110,667
                                                                          --------       --------

      Receivables from related parties                                    $213,779       $811,150
                                                                           ========       ========


      (1) The Company entered into a Management Agreement in 1998 to provide, among other services, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 1999 with subsequent renewal provisions.

      (2) Amounts due from entities that the Company had a minority ownership percentage in represent receivables resulting primarily from fees generated from asset management services and out-of-pocket expenses. The Company ceased providing asset management services to these entities in September 1997. Asset management fees are recognized in the period earned and amounted to $2,446,000 and $1,370,000 for the years ended December 31, 1997 and 1996, respectively.

      (3) Amounts due from entities that are owned by certain of the Company's officers/owners represent receivables resulting primarily from accounting fees and out-of-pocket expenses.

      (4) Amounts due from AGR Financial, LLC represent unpaid billings for services that the Company provides to AGR Financial, LLC pursuant to an agreement dated August 1996. The services include but are not limited to providing AGR Financial, LLC with software operating systems, processing capabilities and accounting services.

      (5) Amounts due from officers at December 31, 1998 include $53,766 from the Company's President which is scheduled to be repaid in August 1999.

      (6) Amounts due reflect certain costs that the Company paid for Hanover Capital Partners 2, Inc. in connection with a security transaction completed by Hanover Capital Partners 2, Inc. in October 1998.

8.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                      1998          1997
                                                   ---------     ---------

      Office machinery and equipment               $ 415,032     $ 381,189
      Furniture and fixtures                         111,246       111,246
      Leasehold improvements                          68,553        68,553
                                                   ---------     ---------

                                                     594,831       560,988
      Less accumulated depreciation                 (453,372)     (347,851)
                                                   ---------     ---------

      Property and equipment - net                 $ 141,459     $ 213,137
                                                   =========     =========

      Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $105,519, $110,284, and $113,885, respectively.

9.    INCOME TAXES

      The components of deferred income taxes as of December 31, 1998 and 1997 are as follows:

                                                    1998           1997
                                                  ---------      --------

      Deferred tax assets                         $ 813,003      $ 44,499
      Deferred tax liabilities                      (11,652)      (24,418)
                                                  ---------      --------
      Net deferred tax assets                     $ 801,351      $ 20,081
                                                  =========      ========

      The items resulting in significant temporary differences for the years ended December 31, 1998 and 1997 that generate deferred tax assets relate primarily to the recognition of deferred revenue, accounts payable and accrued liabilities for financial reporting purposes. Temporary differences that generate deferred tax liabilities relate primarily to the Company's change from the cash method to the accrual method of accounting for income tax reporting purposes.

      The components of the income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                               1998         1997         1996
                                            ---------    ---------     --------

      Current - Federal, state and local    $   --       $(292,885)    $ 91,092
      Deferred - Federal, state and local    (661,524)     (33,074)     (17,222)
                                            ---------    ---------     --------

      Total                                 $(661,524)   $(325,959)    $ 73,870
                                            =========    =========     ========



      The income tax provision (benefit) differs from amounts computed at statutory rates, as follows:

                                               1998         1997         1996
                                            ---------    ---------     --------

Federal income taxes (benefit) at
  statutory rate                            $(595,554)   $(285,167)    $ 56,518
State and local income taxes (benefit)
  net of Federal benefit                      (76,256)     (59,486)      14,836
Unconsolidated subsidiary's net income
  (loss)                                        --           1,177      (12,793)
Meals and entertainment                         6,002        4,052        3,719
Officer's life insurance                        4,273        9,613        8,576
Other, net                                         11        3,852        3,014
                                            ---------    ---------     --------

Total                                       $(661,524)   $(325,959)    $ 73,870
                                            =========    =========     ========

      The Company has a Federal net operating loss carryforward of approximately $1.4 million which begins to expire in the year 2012.

10.   STOCKHOLDERS' EQUITY

      On September 19, 1997, the Company entered into an Agreement and Plan of Recapitalization ("Agreement") with its four stockholders to recapitalize the Company. The Agreement provided for the tax-free exchange of the stockholders 166.424 Class A "old" common stock shares for 3,000 shares of "new" Class A common stock shares, $0.01 par value (representing a 3% economic interest in the Company) and 97,000 shares of Series A preferred stock, $0.01 par value (representing a 97% economic interest in the Company). The preferred stock has no dividend rate or preference over the common stock. Dividend distributions will be made in the same amount on a per share basis of the common stock as for the preferred stock. Dividend distributions will be made to the common stockholders and the preferred stockholders in proportion to the number of outstanding shares. The preferred stockholder has the right to receive $10,750,005 upon liquidation of the Company before common stockholders receive any liquidating distributions.

11.   NOTE PAYABLE TO BANK

      In December 1996, HCP entered into a $2.0 million Line of Credit Facility Agreement ("Line") with a bank that extends through December 31, 1999. The note payable to the bank at December 31, 1997 consisted of a short-term note of $1,405,000 with an annual interest rate at the prime rate as of December 31, 1997. The interest rate in effect at December 31, 1997 was 8.50%. The maximum borrowing capacity under the terms of the Line reduce every six (6) months, beginning at June 30, 1997, by $150,000. The line was collateralized by all of the assets of HCHI and guaranteed by HCHI. Prior to September 1997, the line was collateralized by all of the assets of the Company and guaranteed by the President and all of the wholly-owned subsidiaries of HCP.

      At December 31, 1997, the Company was in violation of certain financial debt covenants of the Line that required the Company (on a stand-alone basis) to: (1) maintain a maximum debt to net worth ratio of 3 to 1 at December 31, 1997 and (2) to maintain a minimum debt service coverage ratio of 1.25 to 1.00 at December 31, 1997. To mitigate the above violations, the Company agreed to make a voluntary paydown on the Line of $860,000 on February 17, 1998, thereby reducing the outstanding borrowings on the line to $505,000. The Line was subsequently paid down in full in July 1998.

12.   NOTE PAYABLE TO RELATED PARTY

      At December 31, 1998 the Company had a principal balance outstanding on a note payable to Hanover Capital Mortgage Holdings, Inc. in the amount of $712,824. The note bears interest at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 1998 the interest rate in effect was 7.0%. Included in the 1998 consolidated statement of operations is interest expense in the amount of $126,158 related to this note payable.

13.   COMMITMENTS AND CONTINGENCIES

      The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:

               YEAR                              AMOUNT
            ----------                         ----------

               1999                            $  276,322
               2000                               358,531
               2001                               351,721
               2002                               299,586
               2003                               262,220
            Thereafter                          1,211,137
                                               ----------
              Total                            $2,759,517
                                               ==========

      Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $250,684, $310,814 and $339,421, respectively.

      HCHI has guaranteed the obligations of the Company with respect to an amendment to an office lease entered into by the Company. The office lease (anticipated to be effective on or about May 1, 1999) is for a period of 10 years and 3 months and obligates the Company for $2,162,300 of base rental expense plus escalation, electric and other billings over the lease term.

                                     ******

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Partners 2, Inc.
New York, New York



We have audited the accompanying consolidated balance sheet of Hanover Capital Partners 2, Inc. and Subsidiary (the "Company") as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from October 7, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Partners 2, Inc. and Subsidiary as of December 31, 1998, and the results of their consolidated operations and their consolidated cash flows for the period from October 7, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.











DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 19, 1999

HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(in thousands, except as noted)


ASSETS                                                    DECEMBER 31,
                                                              1998
                                                          ------------
Mortgage loans:
     Collateral for mortgage backed bonds                   $300,599

Cash and cash equivalents                                        143

Accrued interest receivable                                    1,868

Deferred financing costs                                       3,191
                                                            --------

TOTAL ASSETS                                                $305,801
                                                            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage backed bonds                                       $297,682
Accrued interest payable                                       1,868
Due to related parties                                           310
Accrued expenses and other liabilities                           154
                                                            --------

            Total liabilities                                300,014


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01
   authorized, 9,900 shares, issued
   and outstanding, 9,900 shares                                  --
Common stock, par value $.01
   authorized, 100 shares, issued and
   outstanding, 100 shares                                        --
Additional paid-in-capital                                    14,319
Retained (deficit)                                            (8,532)
                                                            --------
            Total stockholders' equity                         5,787
                                                            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $305,801
                                                            ========


                 See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS PERIOD FROM OCTOBER 7 (INCEPTION) TO DECEMBER 31, 1998 (in thousands, except per share data)



REVENUES:
     Interest income                              $    5,611
     Interest expense                                  5,965
                                                  ----------

       Net interest expense                             (354)
     Loan loss provision                                  38
                                                  ----------
       Net interest expense after loan loss
           provision                                    (392)
                                                  ----------


EXPENSES:
     Operating                                             5
                                                  ----------



NET (LOSS)                                        $     (397)
                                                  ==========

BASIC (LOSS) PER SHARE                            $(3,974.00)
                                                  ==========



                 See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM OCTOBER 7 (INCEPTION) TO DECEMBER 31, 1998
(in thousands, except share data)



                              PREFERRED STOCK         COMMON STOCK         ADDITIONAL
                             ------------------     ------------------      PAID-IN-     RETAINED
                             SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL      (DEFICIT)     TOTAL
                             ---------------------------------------------------------------------------------
Issuance of
  common stock                   --         --        100          --       $   143                   $   143
Issuance of
  preferred stock             9,900         --         --          --        14,176       $            14,176
Net (loss)                                                                                   (397)       (397)
Dividends declared                                                                         (8,135)     (8,135)
                             ---------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 1998             9,900         --        100          --       $14,319       $(8,532)    $ 5,787
                             =================================================================================



                 See notes to consolidated financial statements.

HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS PERIOD FROM OCTOBER 7 (INCEPTION) TO DECEMBER 31, 1998 (in thousands, except share data)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                            $    (397)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Amortization of net premium and deferred costs                            353
  Loan loss provision                                                        38
  (Increase) in accrued interest receivable                              (1,868)
  Increase in accrued interest payable                                    1,868
  Increase in due to related parties                                        241
  Increase in accrued expenses and other liabilities                         73
                                                                      ---------

     Net cash provided by operating activities                              308
                                                                      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on collateral for
     mortgage backed bonds                                               20,082
  Transfer of premium and deferred hedge                                  3,320
                                                                      ---------

     Net cash provided by investing activities                           23,402
                                                                      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage backed bonds                                   317,764
  Payoff of reverse repurchase agreements                              (309,963)
  Payments on mortgage backed bonds                                     (20,082)
  Deferred financing costs                                               (3,375)
  Capital contributions                                                     143
  Payment of dividends                                                   (8,054)
                                                                      ---------

     Net cash (used in) financing activities                            (23,567)
                                                                      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             $     143

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        $      --
                                                                      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     143
                                                                      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

9,900 shares of preferred stock were issued in exchange for $324,210 (book value) of mortgage loans net of $309,963 of reverse repurchase financing in October 1998.

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for interest                               $   3,913
                                                                      =========

                 See notes to consolidated financial statements

                HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIOD FROM OCTOBER 7 (INCEPTION) TO DECEMBER 31, 1998



1. BUSINESS DESCRIPTION

GENERAL

Hanover Capital Partners 2, Inc. (the "Company") was incorporated in Delaware on October 7, 1998. The Company was formed to acquire single-family residential mortgage loans from Hanover Capital Mortgage Holdings, Inc. pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization.

Hanover SPC-2, Inc., a wholly owned subsidiary of the Company, was incorporated in Delaware on October 9, 1998 for the sole purpose of selling certain investment grade and subordinated securities to Hanover Capital Mortgage Holdings, Inc., through its wholly-owned subsidiaries, Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.


CAPITALIZATION

At the time of incorporation, the Company was authorized to issue 9,900 shares of preferred stock at $.01 per share and 100 shares of common stock at $.01 per share.

In October 1998, the Company received $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing from Hanover Capital Mortgage Holdings, Inc. in exchange for the issuance of 9,900 shares of non-voting preferred stock (representing a 99% economic ownership of the Company). In October 1998, the Company also received cash proceeds of $143,189 for the issuance of 100 shares of common stock (representing a 1% economic ownership of the Company).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hanover Capital Partners 2, Inc. and its wholly-owned subsidiary, Hanover SPC-2, Inc. All significant inter-company accounts and transactions have been eliminated.

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


CASH AND CASH EQUIVALENTS

Cash and cash equivalents may include cash on hand, overnight investments deposited with banks and government securities with maturities of less than 30 days.

REVENUE RECOGNITION

Mortgage loan interest income is recognized on the accrual method based on the net coupon after deducting service fees.

DEFERRED FINANCING COSTS

Deferred financing costs incurred ($3,375,000) in connection with the securitization were capitalized and are being amortized as part of interest expense over the life of the mortgage backed bonds.

EARNINGS PER SHARE

Basic earnings or losses per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings and losses. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

3.  MORTGAGE LOANS

Collateral for mortgage backed bonds

In October 1998 the Company issued its first real estate mortgage investment conduit ("REMIC") security. $317,764,000 of par value single family fixed rate residential mortgage loans were assigned as collateral for the Company's mortgage backed bond (REMIC) security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for mortgage backed bonds are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as collateral for mortgage backed bonds are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of prepayments.

The following table summarizes the Company's single-family fixed rate mortgage loan pools classified as held to maturity (and held as collateral for mortgage backed bonds), which are carried at cost at December 31, 1998 (dollars in thousands):

        Fixed rate                        $297,682
        Net premiums, and
          deferred costs                     2,955
        Loan loss provision                    (38)
                                          --------
        Carrying value                    $300,599
                                          ========

The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds at December 31, 1998 (dollars in thousands):

 Carrying Value         Principal Amount
of Collateral for      of Collateral for       Weighted           Weighted
 Mortgage Backed        Mortgage Backed        Average            Average
      Bonds                 Bonds             Net Coupon        Maturity (1)
      -----                 -----             ----------        ------------
  $300,599                $297,682              7.549%             307
  ========                ========              =====              ===

(1) weighted average maturity reflects the number of months remaining until maturity.

The average effective yield after amortization of net premiums, discounts and deferred costs for 1998 on the collateral for the mortgage backed bond portfolio was 7.004%.


4. CONCENTRATION OF CREDIT RISK

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for loans in certain geographic areas. At December 31, 1998, the percent of total principal amount of loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans are as follows:

                           State
                           -----
                           Illinois            18%
                           California          10
                           Florida             10
                           Ohio                 8
                           Indiana              7
                           Texas                6
                           Arizona              6
                           Kentucky             6
                                               ---
                                               71%
                                               ===

5.  AFFILIATED PARTY TRANSACTIONS

In October 1998, the Company received $324.2 million of fixed assets mortgage loans (with a per value of $318 million) subject to $310.0 million of reverse repurchase agreement financing from Hanover Capital Mortgage Holdings, Inc. in exchange for the issuance of 9,800 shares of non-voting preferred stock (representing a 99% economic ownership of the Company).

At December 31, 1998 the Company reflected amounts due to Hanover Capital Mortgage Holdings, Inc. of $304,800 and Hanover Capital Partners, Ltd. of $5,200 for the payment of operating expenses and securitization costs.
6.  MORTGAGE BACKED BONDS

The Company, through a wholly owned subsidiary, Hanover SPC-2, Inc. has issued non- recourse debt in the form of mortgage backed bonds. Borrower remittances received on the collateral for mortgage backed bonds are used to make payments on the mortgage backed bonds. The obligations under the mortgage backed bonds are payable solely from the collateral for mortgage backed bonds and are otherwise non-recourse to the Company. The maturity of the bonds is directly affected by the rate of principal prepayments on the related collateral. The bonds are subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 20% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of mortgage backed bonds is likely to occur earlier than its stated maturity.

Information pertaining to mortgage backed bonds financing for 1998 is summarized as follows (dollars in thousands):

                                                  Mortgage
                                                Backed Bonds
                                                ------------
   Balance at period-end                          $297,682
   Average balance during the period              $307,843
   Average interest rate during the period           7.512%
   Interest rate at period end                       7.543%
   Maximum month-end balance during the
       period                                     $317,764

Collateral for Mortgage Backed Bonds
--------------------------------------
Balance at period end - carrying value            $300,599


Aggregate annual repayments of mortgage backed bonds based upon contractual amortization of the underlying mortgage loan collateral at December 31, 1998 were as follows (dollars in thousands):

                                      YEAR        AMOUNT
                                      ----        ------
                                      1999      $  3,738
                                      2000         4,045
                                      2001         4,378
                                      2002         4,738
                                      2003         5,127
                                Thereafter       275,656
                                                --------

                                     Total      $297,682
                                                ========

7. INCOME TAXES

The Company and its wholly owned subsidiary file a consolidated Federal income tax return. They each file separate income tax returns. Deferred income taxes are provided for the effects of temporary differences between the basis of an asset or liability and its reported amount in the financial statements. The significant differences between the statutory income tax rate result primarily from state income taxes and the recording of a valuation allowance for the entire tax benefit including the deferred tax asset. The significant differences giving rise to deferred tax assets and liabilities result primarily from the treatment of the REMIC transaction as a sale for income tax purposes.

The Company had a net deferred tax asset of approximately $2,725,000 which is fully reserved by a valuation allowance. This deferred tax asset is substantially the result of a net operating loss carryforward in the amount of $3,800,000 which expires in the year 2013 for Federal income tax purposes and a capital loss carryforward of $3,063,000.

8. FINANCIAL INSTRUMENTS

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

The estimated fair value of the Company's assets and liabilities classified as financial instruments at December 31, 1998 is as follows (dollars in thousands):


                                         Carrying                   Fair
                                          Amount                   Value
                                         --------                  -----
Assets:
Mortgage loans
  Collateral for mortgage backed bonds   $300,599                 $297,367
Cash and cash equivalents                     143                      143
Accrued interest receivable                 1,868                    1,868
                                         --------                 --------
Total                                    $302,610                 $299,378
                                         ========                 ========

Liabilities:
Mortgage backed bonds                    $297,682                 $297,367
Accrued interest payable                    1,868                    1,868
Other liabilities                             464                      464
                                         --------                 --------
Total                                    $300,014                 $299,699
                                         ========                 ========

The Company had no off-balance sheet financial instruments at December 31, 1998.

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Collateral for mortgage backed bonds - The fair values of mortgage loans are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Cash and cash equivalents, accrued interest receivable, accrued interest payable, other liabilities - The fair value of these instruments was determined to be their carrying value due to their short-term nature.

Mortgage backed bonds -- The fair value of these financial instruments are based upon either or all of the following: actual prices received upon record sales of securities to investors, projected prices which could be obtained through investor estimates considering interest rates, loan type, quality and discount cash flow analysis based upon prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

                                  EXHIBIT INDEX


  *3.1            Articles of Incorporation of the Company, as amended

  *3.2            By-Laws of the Company

  *4.1            Specimen Common Stock Certificate

  *4.2 Warrant Agreement pursuant to which Warrants are to be issued (including form of Warrant)

  *4.3 Representatives' Warrant Agreement pursuant to which the Representatives' Warrants are to be issued

  *4.4            Specimen Unit Certificate

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

 *10.8            Employment Agreement by and between the Company and John A.
                  Burchett

 *10.9            Employment Agreement by and between the Company and Irma N.
                  Tavares

 *10.10           Employment Agreement by and between the Company and Joyce S.
                  Mizerak

 *10.11           Employment Agreement by and between the Company and George J.
                  Ostendorf

 *10.12 Standard Form of Office Lease, dated as of May 6, 1991, by and between Irwin Kahn and HCP, as amended by the First Amendment of Lease, dated as of July 1, 1996

 *10.13 Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and HCMC, as amended by the First Modification and Extension of Lease Amendment, dated as of February 28, 1997

 *10.14 Indenture, dated as of June 28, 1993, by and between LaSalle National Bank, N.A., as Trustee, and HCP, as amended by the Lease Agreement, dated as of August 23, 1995

 *10.15 Office building space, dated as of February 5, 1993, by and between Bonhomme Place Associates, Inc. and HCMC, as amended by Lease Amendment #1, dated as of December 1, 1993 and as further amended by Second Amendment and Extension of Lease, dated as of March 1, 1996

 *10.16 Office Lease and Service Agreement, dated as of August 28, 1995 by and between Federal Deposit Insurance Receiver for Merchants Bank and HCP

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

 *10.21           Guaranty, dated as of December 10, 1996, by HCMF to Fleet
                  National Bank

 *10.22           Guaranty, dated as of December 10, 1996, by HCA to Fleet
                  National Bank

 *10.23           Guaranty, dated as of December 10, 1996, by HCS to Fleet
                  National Bank

 *10.24 Modification Agreement, dated as of June , 1997, among Fleet National Bank, HCP, HCMC, HCMF, HCS, HCA and John A. Burchett

 *10.25           Contribution Agreement

 *10.26           Participation Agreement

 *10.27           Loan Agreement

 **10.28 Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, between Nomura Asset Capital Corporation and the Company, dated September 29, 1997

****10.29         Management Agreement, dated as of January 1, 1998, by and
                  between the Company and HCP

****10.30         Master Loan and Security Agreement between the Company and
                  Morgan Stanley Mortgage Capital Inc., dated as of December 8,
                  1997

***10.31 Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and Hanover Capital Mortgage Holdings, Inc., dated March 30, 1998

10.32 Amended and Restated Master Loan and Security Agreement between the Company, HCP and Morgan Stanley Mortgage Capital Inc., dated January 8, 1999.

10.33 Purchase Price and Terms Letter agreement between Residential Funding Corporation and the Company, dated November 10, 1998.
                                       62

21                Subsidiaries of the Company

27                Financial Data Schedule



-------------------------------------------------------------------------------

 * Incorporated herein by reference to the Company's Registration Statement No. 333-29261, as amended, as filed with the Securities and Exchange Commission.

** Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission.

*** Incorporated herein by reference to the Company's Form 10-Q, for the quarter ended March 31, 1998, as filed with Securities and Exchange Commission.

**** Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.