Form 10-Q/A
period 1998-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-04-30
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10 -Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                   --------------  --------------

Commission file number:  001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                          13-3950486
(State or other Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
               Organization)

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

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                   FORM 10-Q/A
                    For the Quarter Ended September 30, 1998

                                      INDEX



PART I.        FINANCIAL INFORMATION

                                                                                  Page No.
                                                                                  -------
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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

               ASSETS                                 SEPTEMBER 30,        DECEMBER 31,
                                                          1998                1997
                                                          ----                ----
                                                      (unaudited)
Mortgage loans:
  Held for sale                                       $  628,332           $ 160,970
  Held to maturity                                        72,559                  --
Collateral for mortgage backed bonds                      90,020                  --
Mortgage securities, available for sale                  228,506             348,131
Cash and cash equivalents                                  7,045               4,022
Accrued interest receivable                                7,839               3,597
Equity investment                                          2,212                 100
Notes receivable from related parties                     10,266                 482
Due from related parties                                      52                  --
Other receivables                                          1,351                  --
Prepaid expenses and other assets                            734                 241
                                                      ----------           ---------

TOTAL ASSETS                                          $1,048,916           $ 517,543
                                                      ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                         $  881,215           $ 435,138
Mortgage backed bonds                                     85,330                  --
Accrued interest payable                                   4,478               2,250
Dividends payable                                          1,075               1,035
Due to related party                                          --                 540
Accrued expenses and other liabilities                     6,404                 482
                                                      ----------           ---------

          Total liabilities                              978,502             439,445
                                                      ----------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares
Common stock, par value $.01 authorized,
  90 million shares; 6, 324,899
  and 6,466,677 shares outstanding at
  September 30, 1998 and December 31,
  1997, respectively                                          65                  65
Additional paid-in-capital                                79,414              79,411
Available for sale securities:
  Unrealized (loss) on investments                        (4,365)               (842)
   available for sale
Retained earnings (deficit)                               (3,376)               (536)
Treasury stock - at cost                                  (1,324)                 --
                                                      ----------           ---------
          Total stockholders' equity                      70,414              78,098
                                                      ----------           ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $1,048,916           $ 517,543
                                                      ==========           =========

      See accompanying notes to condensed consolidated financial statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             Nine Months       Period from
                                                  Three Months Ended            Ended          June 10 to
                                                     September 30,           September 30,     September 30,
                                                 1998             1997           1998              1997
                                                 ----             ----           ----              ----
REVENUES:
  Interest income                              $15,256            $254         $36,186              $254
  Interest expense                              13,564             126          31,561               126
                                               -------            ----         -------              ----

   Net interest income                           1,692             128           4,625               128
  Loan loss provision                            130              --               278                --
                                              --------            ----         -------              ----
  Net interest income after loan loss
   provision                                     1,562             128           4,347               128

  (Loss) on sale of mortgage loans                  --              --             (49)               --
                                               -------            ----         -------              ----
Total revenues                                   1,562             128           4,298               128
                                               -------            ----         -------              ----

EXPENSES:
General and administrative expenses
Personnel                                          172              --             535                --
Management and administrative                      193              37             522                37
Due diligence                                      158              45             578                45
Commissions                                         65              --             282                --
Legal and professional                             278              11             649                11
Other                                               62               2             194                 2
                                               -------            ----         -------              ----
Total expenses                                     928              95           2,760                95
                                               -------            ----         -------              ----

Operating income                                   634              33           1,538                33

Equity in earnings (loss) of unconsolidated
   subsidiary                                     (288)             26            (588)               26
                                               -------            ----         -------              ----

NET INCOME                                     $   346            $ 59          $  950              $ 59
                                               =======            ====         -------              ====

BASIC EARNINGS  PER SHARE                      $  0.05            $.07          $ 0.15              $.09
                                               =======            ====         =======              ====

DILUTED EARNINGS  PER SHARE                    $  0.05            $.07          $ 0.15              $.09
                                               =======            ====         =======              ====

      See accompanying notes to condensed consolidated financial statements

             HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine Months Ended         Period from June 10
                                                                  September 30, 1998       to September 30, 1997
                                                                  ------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $     950                 $     59
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
 Amortization of net premiums and deferred expenses                        5,515
 Loan loss provision                                                         278
 Loss on sale of mortgage loans                                               49
 Equity in (earnings) loss of unconsolidated subsidiary                      588                      (26)
 (Increase) in accrued interest receivable                                (4,242)                    (538)
 (Increase) in loans to related parties                                   (9,784)
 (Increase) in other receivables                                          (1,351)
 (Increase) in prepaid expenses and other assets                            (493)                    (167)
 Increase in accrued interest payable                                      2,228                      125
 Increase (decrease) in due to related party                                (592)                      92
 Increase in accrued expenses and other liabilities                        5,923                    1,039
                                                                       ---------                 --------
  Net cash provided by (used in) operating activities                       (931)                     584
                                                                       ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage loans                                             (866,673)                 (21,502)
                                                                       ---------                 --------
 Purchase of mortgage securities                                          (4,333)
                                                                       ---------
 Principal payments on mortgage securities                               133,597
 Principal payments on mortgage loans                                    182,514
 Proceeds from sale of mortgage loans                                     20,118
 Principal payments on collateral for mortgage backed
   bonds                                                                  15,096
                                                                       ---------
 Net cash (used in) investing activities                                (519,681)                 (21,502)
                                                                       ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from reverse repurchase agreements                       446,077                  142,531
 Net borrowings from mortgage backed bonds                                85,330
 Net proceeds of offering                                                     --                   79,122
 Exercise of stock warrants - net                                              3                       --
 Equity investment in HCP                                                 (2,700)                      --
 Payment of dividends                                                     (3,751)                      --
 Treasury stock purchases                                                 (1,324)                      --
                                                                       ---------                 --------
   Net cash provided by investing activities                             523,635                  221,653
                                                                       ---------                 --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,023                  200,735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,022                       --
                                                                       ---------                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   7,045                 $200,735
                                                                       =========                 ========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Operating activity- increase in dividends payable ($1,075) relating to the declaration of dividends in September 1998.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
                 Income taxes                                          $       1                       --
                                                                       =========                 ========
                 Interest                                              $  29,043                       --
                                                                       =========                 ========

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

     Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                              Three Months Ended           Nine Months Ended
                                              September 30, 1998          September 30, 1998
                                              ------------------          ------------------
Basic earnings per share:
  Net income [numerator]                           $     346                   $     950
                                                   =========                   =========

  Average common shares
   outstanding [denominator]                       6,417,947                   6,450,749
                                                   =========                   =========

Per share                                          $    0.05                   $    0.15
                                                   =========                   =========

Diluted earnings per share:
  Net income [numerator]                           $     346                   $     950
                                                   =========                   =========

Average common shares outstanding                  6,417,947                   6,450,749
                                                   ---------                   ---------

Add: Incremental shares from
assumed conversion of warrants                           -0-                         -0-
                                                   ---------                   ---------
                                                         -0-                         -0-
                                                   ---------                   ---------
Dilutive potential common shares

Adjusted weighted average shares
 [denominator]                                     6,417,947                   6,450,749
                                                   =========                   =========

   Per share                                       $    0.05                   $    0.15
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

     The following table summarizes the Company's single-family mortgage loan pools, held for sale which are carried at the lower of cost or market (dollars in thousands):

                                             SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                                             ------------------                 -----------------
Mortgage Loans                             Cost              Mix              Cost              Mix
                                           ----              ---              ----              ---
Fixed rate                               $511,003           82.9%           $106,397           67.1%
Adjustable rate                           105,766           17.1%             52,392           32.9%
                                         --------          -----            --------          -----
Subtotal                                  616,769          100.0%            158,789          100.0%
Net deferred loan fees,                                    =====                              =====
premiums and discounts                     11,751                              2,199
Loan loss reserve                            (188)                               (18)
                                         --------                           --------

Carrying value                           $628,332                           $160,970
                                         ========                           ========

     The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held for sale portfolio (dollars in thousands):

                                                         SEPTEMBER 30, 1998
                           ----------------------------------------------------------------------------
                              Carrying                Principal            Weighted          Weighted
                              Value of               Amount of           Average Net          Average
                           Mortgage Loans          Mortgage Loans           Coupon           Maturity(1)
                           --------------          --------------           ------           ----------
Fixed Rate                    $522,030                $511,003              7.731%              226
Adjustable Rate                106,302                 105,766              7.479%              274
                              --------                --------              -----               ---
                              $628,332                $616,769              7.688%              234
                              ========                ========              =====               ===

                                                         DECEMBER 31, 1997
                           ----------------------------------------------------------------------------
                              Carrying                Principal            Weighted          Weighted
                              Value of               Amount of           Average Net          Average
                           Mortgage Loans          Mortgage Loans           Coupon           Maturity(1)
                           --------------          --------------           ------           ----------
Fixed Rate                    $522,030                $106,424              8.265%              242
Adjustable Rate                106,302                  52,365              7.925%              319
                              --------                --------              -----               ---
                              $628,332                $158,789              8.153%              267
                              ========                ========              =====               ===

(1) Weighted average maturity reflects the number of months until maturity

     The following table summarizes the Company's single-family mortgage loans, held to maturity which are carried at cost (dollars in thousands):

                                        SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                        ------------------            -----------------
Mortgage Loans
 Fixed Rate                                    $70,490                          --
 Adjustable Rate                                   145                          --
                                               -------                          --
   Subtotal                                     70,635                          --
 Net deterred loan fees,
   premiums and discounts                        1,953                          --
 Loan loss reserve                                 (29)                         --
                                               -------                          --
 Carrying value                                $72,559                          --
                                               =======                          ==

     The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held to maturity portfolio (dollars in thousands):

                                                         SEPTEMBER 30, 1998
                                                         ------------------
                         Carrying Value of     Principal Amount      Weighted Average     Weighted Average
                           Mortgage Loans      of Mortgage Loans        Net Coupon          Maturity (1)
                                                                        ----------          -----------
Fixed Rate                    $72,414               $70,490               8.740%                252
Adjustable Rate                   145                   145               7.500%                305
                              -------               -------               -----                 ---
                              $72,559               $70,635               8.738%                252
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

     The following table summarizes the Company's single-family fixed rate mortgage loan pools held as collateral for mortgage backed bonds which are carried at cost (dollars in thousands):

                                             SEPTEMBER 30, 1998
                                             ------------------
          Fixed rate                               $87,881
          Net deferred loan fees,                    2,204
            premiums and discounts
          Loan loss reserve                            (65)
                                                   -------

          Carrying value                           $90,020
                                                   =======

     The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds (dollars in thousands):

                                             SEPTEMBER 30, 1998
     Carrying Value of          Principal Amount of            Weighted            Weighted
  Collateral for Mortgage     Collateral for Mortgage           Average             Average
       Backed Bonds                Backed Bonds               Net Coupon          Maturity (1)
       ------------                ------------               ----------          -----------
          $90,020                     $87,881                   7.818%                234
          =======                     =======                   =====                 ===

     An analysis of the change in loan loss reserve for the three months ended September 30, 1998 is as follows (dollars in thousands):

          Balance at beginning of period                $48
          Loan loss provision                            17
                                                        ---
          Balance at September 30, 1998                 $65
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

     The following table summarizes the Company's amortized cost basis and fair value of mortgage securities available for sale (dollars in thousands):

                                            SEPTEMBER 30, 1998            DECEMBER 31, 1997
Mortgage Securities                      Available                      Available
Adjustable  rate                          for Sale          Mix          for Sale        Mix
                                          --------                       --------        ---
FNMA certificates                         $ 86,373         37.1%         $207,898        59.6%
FHLMC certificates                         125,236         53.8%          141,075        40.4%
                                          --------        -----          --------       -----
                                           211,609         90.9%          348,973       100.0%
Fixed rate
FNMA certificates                           21,275          9.1%
                                          --------        -----          --------       -----
  Total amortized cost                     232,884        100.0%          348,973       100.0%
                                                          =====
   Gross unrealized (losses)                (4,365)                          (842)
Loan loss reserve                              (13)                            --
                                          --------                       --------
Fair value                                $228,506                       $348,131
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

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                         (in thousands, except as noted)
                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                                   $    202
  Receivables from related parties                                            308
  Other current assets                                                      2,133
                                                                         --------
     Total current assets                                                   2,643
INVESTMENT IN MORTGAGE LOANS                                              103,010
PROPERTY AND EQUIPMENT - Net                                                  166
INCOME TAX RECEIVABLE                                                         639
DUE FROM OFFICER                                                               54
OTHER ASSETS                                                                  186
                                                                         --------
TOTAL ASSETS                                                             $106,698
                                                                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $    533
                                                                         --------
  Reverse repurchase agreement                                             96,507
  Note payable to related party                                             7,312
  Other current liabilities                                                    60
     Total current liabilities                                            104,412
STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000 shares authorized,                   1
     97,000 shares outstanding
  Common stock:
     Class A: $.01 par value, 5,000 shares authorized and
       3,000 shares outstanding                                                --
Additional paid-in capital                                                  2,841
Retained earnings (deficit)                                                  (556)
                                                                         --------
     Total stockholders' equity                                             2,286
                                                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $106,698
                                                                         ========

                 HANOVER CAPITAL PARTNERS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months        Nine Months
                                                        Ended               Ended
                                                  September 30, 1998  September 30, 1998
                                                  ------------------  ------------------
REVENUES:
  Due diligence fees                                    $ 1,295            $  3,534
  Mortgage sales and servicing                              175                 816
  Loan brokering and other income                           164                 487
  Net interest income - mortgage loans                        7                   7
                                                        -------            --------
     Total revenues                                       1,641               4,844
                                                        -------            --------
EXPENSES:
  Personnel expense                                       1,640               4,232
  General and administrative expense                        135                 457
  Other expenses                                            282                 928
  Interest expense                                           51                 114
  Depreciation and amortization                              29                  83
                                                        -------            --------
     Total expenses                                       2,137               5,814
                                                        -------            --------

(LOSS) BEFORE INCOME TAX BENEFIT                           (496)               (970)
INCOME TAX (BENEFIT)                                       (197)               (382)
                                                        -------            --------
NET (LOSS)                                                $(299)              $(588)
                                                        -------            --------
BASIC (LOSS) PER SHARE                                  $(99.88)           $(196.01)
                                                        =======            ========

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

     Information concerning the reverse repurchase agreements and the pledged collateral at September 30, 1998 is summarized as follows (dollars in thousands):

                                                                        Collateral
                                                    Mortgage           for Mortgage         Mortgage
Reverse Repurchase Agreements                       Loans (2)          Backed Bonds        Securities
                                                    ---------          ------------        ----------
   Average balance during the period (1)             $523,403             $  203            $241,388
   Average interest rate during period (1)              6.333%             6.145%              5.701%
   Maximum month-end balance during the
     period                                          $659,319             $2,331            $249,450
   Collateral Underlying the Agreements
     Carrying Balance                                $700,473             $  403            $228,506

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

     In September 1998 the Company made a capital contribution of $2,700,000 to HCP. A pro-rata capital contribution was made by the HCP shareholders owning common stock, maintaining the 97% - 3% ownership relationship.

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

     On October 30, 1998 the Company contributed certain fixed rate mortgage loans ($317 million) and the related reverse repurchase agreement financing ($308 million) to Hanover Capital Partners 2, Inc. in exchange for a 100% preferred equity interest in Hanover Capital Partners 2, Inc. A wholly-owned subsidiary of Hanover Capital Partners, 2, Inc. issued a REMIC security with the mortgage loans as collateral for the security. The proceeds derived from the REMIC sale were $299 million and were used to repay the reverse repurchase agreement. The AAA rated bonds were sold to a third party and the Company retained all of the junior bonds relating to this security. At October 30, 1998, the carrying value of the junior bonds classified as available for sale would require a market value allowance of approximately $2.5 million.

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

Interest Rate Sensitivity
-------------------------

Mortgage Loan Assets
--------------------

     The Company's mortgage loan assets are classified into two subcategories, fixed rate loans and adjustable rate loans, and further classified as mortgages held for sale vs. mortgages held to maturity. The financing of these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) is accomplished with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. The mortgage assets held by the Company at September 30, 1998 were mainly fixed rate loans (84.6%) and as such would not be affected by changes in interest rates. The ARM pools (15.4%) would be affected by interest rate changes depending upon repricing frequencies, indexes and interest caps. There were no significant coupon interest rate adjustments on the ARM pools during the third quarter of 1998. The Company's greatest interest rate volatility risk relates to its repo financing. The Company's repo financing agreements at September 30, 1998 were indexed to LIBOR plus a spread of 60 to 70 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

     Interest income on the mortgage portfolio is also negatively affected by prepayments on mortgage loan pools purchased at a premium and positively impacted by mortgage loan pools purchased at a discount. The Company assigns an anticipated prepayment speed to each mortgage pool at the time of purchase and records the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, the Company will adjust the anticipated prepayment speeds accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income. Based on management's evaluation of the prepayment speeds relating to the mortgage loan pools, no such adjustment was deemed necessary for the third quarter ended September 30, 1998. Increases in delinquency rates and defaults by borrowers on their mortgages can also negatively impact the Company's net interest income. The Company monitors delinquencies and defaults in its mortgage portfolio in three categories: government, conventional and uninsured. It adjusts its loan loss provision policy and non-interest accrual policy in accordance with changes in the delinquency and default trends.

     Hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains and losses represent net hedging costs ("Hedging Costs") which along with the other related hedging costs are amortized over the estimated life of the asset or liability. The Company only hedges its fixed rate mortgage portfolio and certain repo exposure. The hedging program in place at September 30, 1998 included hedging of certain repo liabilities with interest rate caps and hedging of fixed rate mortgage loan pools by selling short similar duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Hedging Costs of fixed mortgage pools were $541,000 in the first quarter of 1998, $1,287,000 in the second quarter and $2,632,000 in the third quarter of 1998. Total unamortized Hedging Costs through September 30, 1998 were $5,992,000. As of September 30, 1998 the estimated fair market value of the hedged assets was equal to the book value of the hedged assets.

Securitized Mortgage Loan Assets
--------------------------------

     With respect to the match funding of assets and liabilities, the collateral for mortgage backed bonds, which was accounted for as a financing transaction for GAAP, was composed totally of fixed rate mortgage loans ($90,020,000) at September 30, 1998. The primary financing for this asset category is the mortgage backed bonds ($85,330,000) and to a much lesser extent repo agreements ($294,000). Only the repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the mortgage backed bonds locks in long-term financing and thereby eliminates interest rate risk.

Mortgage Securities
-------------------

     The final interest earnings asset category is mortgage securities. The majority (90.9%) of mortgage securities at September 30, 1998 were adjustable rate securities. These securities are more vulnerable to interest rate volatility during periods of declining interest rates. The mortgage securities were all financed with repo agreements with several "Wall Street" dealers at September 30, 1998 and as such are subject to LIBOR interest rate changes. The mortgage securities experienced a very high prepayment speed for the majority of 1998. During the third quarter of 1998, the weighted average prepayment speed for the Company's investment in mortgage securities was 45.9%, as compared to an anticipated weighted average prepayment speed of 40.5%. The high prepayment speeds caused the repo lenders to reduce their market price on the mortgage securities collateralizing the repo financing. This reduction in market value reduces the amount of financing the Company can employ with respect to the mortgage securities.


RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                 THREE MONTHS               NINE MONTHS          PERIOD FROM
                                                     ENDED                     ENDED              JUNE 10 TO
                                                 SEPTEMBER 30,              SEPTEMBER 30,        SEPTEMBER 30,
                                                 ------------               ------------         ------------
                                              1998             1997             1998                 1997
                                              ----             ----             ----                 ----
Net interest income                          $1,692           $ 128           $4,625                  128
Loan (loss) provision                          (130)             --             (278)                  --
(Loss) on sale of mortgages                      --              --              (49)                  --
General and administrative
  (expenses)                                   (928)            (95)          (2,760)                 (95)
Equity in earnings (loss) of
  unconsolidated subsidiary                    (288)             26             (588)                  26
                                             ------           -----           ------                -----
Net income                                   $  346           $  59           $  950                $  59
                                             ======           =====           ======                =====

Basic earnings per share                     $ 0.05           $0.07           $ 0.15                $0.09
                                             ======           =====           ======                =====

Dividends declared per share                 $ 0.17           $0.16           $ 0.59                $0.16
                                             ======           =====           ======                =====

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

     The following table reflects the average balances for the Company's investment portfolio as well as the Company's interest bearing liabilities with the corresponding effective rates of interest annualized for the period July 1, 1998 through September 30, 1998 (dollars in thousands):

                                                                               Effective
                                                           Average              Interest
                                                           Balance                Rate
                                                           -------                ----
Interest Earning Assets
   Mortgage Loans (1)                                     $566,456               7.489%
   Collateral for mortgage backed bonds (2)
                                                            91,980               7.071%
   Mortgage securities (2)                                 243,299               4.528%
                                                          --------               -----
                                                          $901,735               6.648%
                                                          ========               =====

Interest Bearing Liabilities
   Reverse repurchase borrowings on
     mortgage loans                                       $523,403               6.377%
   Mortgage backed bonds                                    87,524               6.766%
   Reverse repurchase borrowings on
     collateral for mortgage backed bonds                      203               6.145%
   Reverse repurchase borrowings on
     mortgage securities                                   241,388               5.701%
                                                          --------               -----
                                                          $852,518               6.364%
                                                          ========               =====

Net Interest Earning Assets                               $ 49,217
                                                          ========

Net Interest Spread                                                              0.284%
                                                                                ======
Yield on Net Interest Earning
   Assets (3)                                                                   11.562%
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

     The Company's largest expense is the interest cost on borrowed funds. The majority of funds to finance the investment portfolio in the third quarter of 1998 were borrowed in the form of reverse repurchase agreements, which are indexed to LIBOR. The Company also used interest rate caps to manage its interest rate risk and may also in the future use interest rate swaps and financial futures. The net cost of those instruments is included in the cost of funds as a component of interest expense for the period to which it relates.

     At September 30, 1998 the Company's mortgage loan investment portfolio comprised 75.4% of total assets in the following types of single family mortgage loans (dollars in thousands, except average loan size):

Mortgage Loan Summary                            Mortgages         Mortgages      Collateral for
                                                  Held for          Held to          Mortgage
                                                    Sale            Maturity        Backed Bonds        Total
                                                    ----            --------        ------------        -----
Fixed Rate Mortgage Loans
-------------------------
Face or principal amount                          $511,003          $ 70,490          $87,881          $669,374
Carrying value                                    $522,030          $ 72,414          $90,020          $684,464
Weighted average net coupon                           7.73%             8.74%            7.82%             7.85%
Weighted average maturity (in months)                  226               252              234               230
Number of loans                                      9,255             1,518            1,181            11,954
Average loan size                                 $ 55,214          $ 46,436          $74,412          $ 55,996

Adjustable Rate Mortgage (ARM) Loans
------------------------------------

Face or principal amount                          $105,766          $    145               --          $105,911
Carrying value                                    $106,302          $    145               --          $106,447
Weighted average net coupon                           7.48%             7.50%              --              7.48%
Weighted average maturity (in months)                  274               305               --               274
Number of loans                                      1,122                 1               --             1,123
Average loan size                                 $ 94,265          $144,986               --          $ 94,310

     At September 30, 1998 the Company's mortgage securities investment portfolio comprised 21.8% of total assets in the following categories (dollars in thousands):

Federal National Mortgage Association
-------------------------------------            Adjustable          Fixed
(FNMA) Securities                                   Rate              Rate            Total
-----------------                                   ----              ----            -----
     Par value at purchase date                   $200,524           $21,663         $222,187
     September 30, 1998 adjusted principal        $120,496           $20,750         $141,246
     Amortized cost basis                         $125,236           $21,275         $146,511
     Market Value                                 $122,726           $21,190         $143,916
     Weighted average net coupon                      7.49%             7.93%            7.56%
     Weighted average maturity
       (in months)                                     276               297              279

Federal Home Loan Mortgage Corp.
---------------------------------                Adjustable          Fixed
(FHLMC) Securities                                  Rate              Rate            Total
------------------                                  ----              ----            -----
Par value at purchase date                        $136,237             --          $136,237
September 30, 1998 adjusted principal             $ 83,444             --          $ 83,444
Amortized cost basis                              $ 86,373             --          $ 86,373
Market Value                                      $ 84,590             --          $ 84,590
Weighted average net coupon                          7.70%             --              7.70%
Weighted average maturity                                              --
(in months)                                            294             --               294

     General and administrative expenses (G &A expenses) totaled $928,000 for the third quarter of 1998. G&A expenses consist substantially of expenses relating to the acquisition of and management of the Company's investment portfolio, as well as various other corporate expenses. Most of the G & A expenses are likely to remain relatively stable on a quarterly basis with the possible exception of the following: (1) due diligence, (2) commissions and (3) legal and professional. The due diligence expenses will vary based upon various factors, including but not limited to the number of loans purchased, complexity of documentation problems encountered, type of mortgage loans, ease of converting data to the Company's proprietary software system, geographic location, and creditworthiness of the borrower. Commission expense is also directly related to mortgage loans acquired. Commissions are paid on all mortgage loan acquisitions initiated by HCP's sales representatives. However, certain mortgage loan acquisitions are also initiated by the Principals. No commission expense is recorded when the mortgage loan acquisitions are originated by the Principals. Legal and professional fees will also vary based on the usage of various professional firms from time to time.

     The Company recorded a loss from its investment in Hanover Capital Partners Ltd. and Subsidiaries of $288,000 for the period July 1, 1998 through September 30, 1998. For the three months ended September 30, 1998, Hanover Capital Partners Ltd. incurred personnel expenses of $1,640,000, general and administrative expenses of $135,000, other expenses of $282,000, interest expense of $51,000 and depreciation and amortization expense of $29,000, for total expenses of $2,137,000 versus total revenues of $1,641,000. After taxes, this resulted in a net loss of $299,000. The Company absorbed 97% of this loss, or $288,000, from its 97% equity ownership interest in Hanover Capital Partners Ltd. Summarized operating results for Hanover Capital Partners Ltd and Subsidiaries representing the Company's 97% ownership interest are shown below (dollars in thousands):

                    Revenues              $1,591
                    Expenses              (1,879)
                                          ------
                    Net (loss)            $ (288)
                                          ======

     The Company's net income for the period July 1, 1998 through September 30, 1998 was $346,000 or an annualized return on equity of 1.82%. The table below highlights the Company's historical trends and components of annualized return on average equity.

              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                                                              Equity in
                                             Gain (Loss)                       Earnings
                             Net Interest     on Sale of       G & A           (Loss) of       Annualized
      For the                   Income/       Securities/     Expense/        Subsidiary/       Return on
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

     In October 1998, the volatility of the mortgage market caused certain repo lenders to widen their lending haircuts, increase borrowing rates and/or discontinue or reduce their lending activities. Further, the turmoil in the mortgage markets resulted in repo lenders taking a more conservative approach to valuing the underlying mortgage collateral, often resulting in higher margin calls. If the Company were unable to meet the lenders' margin calls or if lenders were reluctant to extend repo financing, the Company would be forced to use its existing liquidity to satisfy margin calls. Further, the Company might be forced to sell certain investments in order to meet margin calls. The recent volatility in the mortgage markets has caused repo financing to become marginally more expensive and has reduced the number of lenders willing to extend repo lending to finance mortgage loan pool acquisitions.

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

     An unconsolidated subsidiary of the Company securitized approximately $317 million of fixed rate mortgage loans on October 30,1998 that the Company contributed net of the respective reverse repurchase financing to the affiliate. The "AAA" rated bonds were sold to a third party and the Company retained all of the junior bonds relating to this security. At October 30, 1998, the carrying value of the junior bonds classified as available for sale would require a market value allowance of approximately $2.5 million. The Company also sold substantially all of its mortgage securities during October. The sale of mortgage securities resulted in losses in excess of $6 million. At the same time the sale freed up in excess of $2.2 million in capital that had previously been invested in such mortgage securities. In addition, the Company swapped approximately $54 million of mortgage loan assets for FNMA mortgage securities. These mortgage securities were also sold in October. This transaction also increased the Company's liquidity.

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

     The following information is provided relating to the Company's Y2K issues:

1. Y2K-READINESS- The Company has reviewed the status of all of its information technology ("IT") systems and has determined that all of its computer hardware is Y2K compliant. In addition, the Company has received satisfactory certification from certain of its third party vendors and/or verified to its satisfaction that their IT systems are Y2K compliant. The Company is preparing a detailed questionnaire for the remainder of the Company's significant other third party relationships. These include:

Certain Third Party Vendors             Services Provided
---------------------------             -----------------

Securities dealer firms                 Financing, facilitate purchase and sale
                                        of mortgage assets, etc.

Information processing firms            Accounting, word processing, databased
                                        software systems

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

3. Y2K-RISKS- Currently the Company's most reasonably likely worst case scenario relating to the Y2K issue would occur if any of the companies which service its mortgage portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. A scenario of this type could, if existing for any significant length of time, create liquidity problems for the Company and could result in decreased net income through decreased net interest income and increased operating expenses. If the Company does not receive borrower remittances from its servicers on a timely basis it may have to (1) use existing capital, (2) sell other mortgage assets or (3) try to secure additional financing sources to satisfy lenders margin calls. Although the likelihood of such an occurrence seems remote, a total cessation of borrower remittances to the Company could potentially lead to monetary defaults by the Company on its repo lending obligations. Additionally, the Company estimates that expenses would increase as a result of legal and other actions taken to attempt to collect the funds due the Company. The third-party questionnaire described in Item 1 above is intended to assess these risks and the alternatives available to reduce or eliminate them. While the Company believes the probability of the above occurrences to be low, there can be no assurance at this time that the Company will not be materially adversely affected by possible Y2K problems.

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

        (a)    Exhibits filed with this Form 10-Q Ex.27 Financial Data Schedule

        (b)    Reports on Form 8-K
               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Hanover Capital Mortgage Holdings, Inc.

                                   By:  /s/ John A. Burchett
                                        ------------------------
                                        John A. Burchett
                                        Chairman of the Board of Directors

Dated:   April 26, 1999            By:  /s/  Ralph F. Laughlin
         --------------                 ------------------------
                                        Ralph F. Laughlin
                                        Chief Financial Officer and
                                        Principal Accounting Officer