Form 10-K/A
period 1997-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-05-07
CIK 1040719

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10 -K/A
                            -------------------------

[X]       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the year ended December 31, 1997

                                       OR

[ ]       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the transition period from         to
                                                       ---------  ---------

                        Commission file number: 001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its Charter)


                MARYLAND                               13-3950486
    -------------------------------        -----------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  90 WEST STREET, SUITE 1508, NEW YORK, NY 10006                   (212) 732-5086
---------------------------------------------------        ------------------------------
(Address of principal executive offices) (Zip Code)        (Registrant's telephone number,
                                                                 including area code)

           Securities registered pursuant to Section 12(b) of the Act:
        COMMON STOCK, $.01 PAR VALUE PER SHARE -- AMERICAN STOCK EXCHANGE
                       WARRANTS -- AMERICAN STOCK EXCHANGE
                        UNITS -- AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of units held by nonaffiliates of the registrant as of February 20, 1998 was approximately $112,777,025 (based on closing sales price of $19.625 per unit as reported for the American Stock Exchange).

The registrant had 6,466,677 shares of common stock outstanding as of February 20, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 1998 are incorporated by reference into Part III.

================================================================================

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I
   Item 1.      Business.................................................................................1
   Item 2:      Properties..............................................................................22
   Item 3:      Legal Proceedings.......................................................................22
   Item 4:      Submission of Matters to a Vote of Security Holders.....................................23

PART II
   Item 5:      Market for Registrant's Common Equity and Related Stockholder Matters...................24
   Item 6:      Selected Financial Data.................................................................24
   Item 7:      Management's Discussion and Analysis of Financial Condition and Results
                of Operations...........................................................................25
   Item 8:      Financial Statements and Supplementary Data.............................................31
   Item 9:      Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure....................................................................31

PART III
   Item 10:     Directors and Executive Officers of the Registrant......................................32
   Item 11:     Executive Compensation..................................................................32
   Item 12:     Security Ownership of Certain Beneficial Owners and Management..........................32
   Item 13:     Certain Relationships and Related Transactions..........................................32

PART IV
   Item 14:     Exhibits, Financial Statements and Reports on Form 8-K..................................33
   Signatures   ........................................................................................34

                                     PART I

ITEM 1.   BUSINESS

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

           WHOLE LOAN MORTGAGE LOAN SUMMARY FIXED RATE MORTGAGE LOANS

     Face or principal amount..............................      $106,424,000
     Carrying value........................................       107,953,000
     Weighted average net coupon...........................             8.265%
     Weighted average maturity(1) (in months)..............               242
     Number of loans.......................................             1,763
     Average loan size.....................................      $     60,365
     Average loan-to-value ratio (LTV).....................             67.13%


                       ADJUSTABLE RATE MORTGAGE (ARM) LOANS

     Face or principal amount..............................       $52,365,000
     Carrying value........................................       $53,017,000
     Weighted average net coupon...........................             7.925%
     Weighted average maturity (in months).................               319
     Number of loans.......................................               439
     Average loan size.....................................       $   119,281
     Average loan-to-value ratio (LTV).....................             76.98%

     On a combined basis, the weighted average yield for fixed and adjustable rate loans was 7.317%.

     Virtually all of the adjustable rate mortgage loans had a 1 year CMT based reference rate, with a 12 month repricing period and a net life weighted average cap of 12.56%.

     The Company had no losses on mortgage loans at December 31, 1997.

     At March 6, 1998, the Company had purchased since inception in excess of $286 million of single-family mortgage loan pools and had committed to purchase an additional $122 million of fixed rate single-family mortgage loan pools and $31 million of adjustable rate single family mortgage loan pools. The Company reflects mortgage acquisitions as "committed" only after its bid to purchase these assets has been accepted, subject to the Company's due diligence work.

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

     Because mortgage loan pools can be purchased from virtually any bank, insurance company or financial institution, the Company is not dependent upon any one source. At December 31, 1997, the Company had purchased approximately 29% of the Company's single-family mortgage loan portfolio from a leading mortgage banker. Management does not believe this concentration of purchases is indicative of future trends. In addition, the Company makes bids to numerous sources for mortgage loans and management believes that the loss of any single source would not materially affect the

----------------------
Note: (1) No assumed prepayment speeds were used in the determination of the weighted average maturity.

Company. The Company does not service its single-family mortgage loans. The servicing is outsourced to unrelated third parties specializing in loan servicing.

     The Company's exposure to credit risk associated with its lending activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its portfolio for the mortgage loans in certain geographic areas. At December 31, 1997, the percent of total principal amount of mortgage loans outstanding in any one state which exceed 5% of the principal amount of the Company's mortgage loans held for sale, are as follows:

            STATE                PERCENT
            -----                -------

     Florida.............          25%

     South Carolina......          13%

     California..........          10%

     Ohio................           9%

     Texas...............           6%

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

     The Company purchases mortgages in bulk after its bid has been accepted, subject to the Company's due diligence work. Prior to making an offer to purchase a single-family mortgage loan portfolio, HCP employees conduct an extensive investigation and evaluation of the loans in the portfolio. This examination typically consists of analyzing the information made available by the portfolio seller (generally, an outline of the portfolio with the credit and collateral files for each loan in the pool), reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing the Company's single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets), and obtaining opinions of value from third parties (and, in some cases, conducting site inspections).

     The Company's senior management determines the amount to be offered for the portfolio using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location and types of the loans. Pool characteristics are identified and loans are segmented by product type (i.e., fixed or adjustable rate, interest rate change frequency, ARM index, etc.). The segments are then further divided by credit quality using a logic program, which uses FICO scores and other criteria to grade loans within numerous categories. These categories include subdivisions such as loans eligible for sale/securitization to Fannie Mae or Freddie Mac (the "Agencies"), and further subdivisions of loans that only meet certain Agency requirements, loans without mortgage insurance, loans with certain LTV and delinquency characteristics, etc.

     Upon completion of the product segmentation and loan grading phase, the resulting pools are individually priced and totaled to determine an overall portfolio value. The effective pricing would require information on gross weighted average coupon, servicing fee, original term, weighted average maturity, remittance data, settlement date and ARM data (i.e., index, margin, rate and payment reset frequency, etc.).

     By examining the pool loan data, a prepayment speed is selected based primarily upon the gross coupons and seasoning of the subject pool. After determination of a prepayment speed, the pools' cash flow stream is modeled. The present value of the cash flow stream is determined by discounting the cash flow by the current market rate for loans with similar product type and credit characteristics.

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

     SINGLE-FAMILY ACQUISITION STRATEGY. The Company believes that it can continue to acquire single-family mortgage loans that have a relatively high yield when compared to the applicable risk of loss. In many cases, portions of a pool may be made eligible for inclusion in agency pools, which will raise the credit level of the Investment Portfolio, while preserving the higher yield obtained at the time of purchase. In addition, the Company may securitize a single-family mortgage loan pool. In structuring a securitization, the Company retains subordinated or other interests, which would generally include interest only tranches and principal only tranches. Certain other interests, such as investment grade tranches, typically would not be retained. At December 31, 1997, the Company held no retained interests.

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

     SINGLE-FAMILY SERVICING. Pools of single-family mortgage loans are purchased with servicing retained or released by the seller. In the case of pools purchased with servicing retained by the seller, the Company considers the reputation and the servicing capabilities of the servicer. In some instances, the Company requires a master servicer to provide the assurance of quality required. A master servicer provides oversight of its subservicers and stands ready, and is contractually obligated, to take over the servicing if there is a problem with the subservicer. In the case of pools purchased with servicing released, the Company places the servicing with a qualified servicer. In some cases, the Company may retain the servicing and contract with a qualified servicer to provide subservicing. If the Company contracts out to a servicer the servicing of a mortgage loan pool, the servicer's responsibilities would include collection of the borrower's remittances, proper application of the borrower's remittances to principal, interest and escrow, remitting collections to the master servicer and remitting advances to the master servicer on delinquent loans (for principal and interest only). The master servicer would then remit funds and loan level documentation to the Company, or if the loan is securitized to the trustee, it would then distribute the funds to the certificate holders. In this case, the Company keeps the risk of ownership of the servicing with respect to any change in value as a result of prepayment of the underlying single-family mortgage loans or other factors. No single-family mortgage loans are currently serviced by the Company.

     COMMERCIAL MORTGAGE LOANS AND MULTIFAMILY MORTGAGE LOANS

     The Company's affiliate HCMC was one of the first commercial mortgage banking operations to originate multifamily mortgage loans for sale to conduits, which are financial firms (generally Wall Street firms) that purchase loans on real estate with the specific intention to convert the underlying mortgages to securities in the form of bonds. The origination transaction is usually "table-funded" whereby the Company does not provide the funds for the mortgage loan origination but rather the funds are provided by the conduit. From direct borrower originations and its network of third party brokers, it can provide multifamily mortgage loans and commercial mortgage loans of sufficient credit quality to meet the requirements for securitization, as well as sales to third party investors and purchases by the Company for the Investment Portfolio.

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

     At December 31, 1997, the Company had invested $348,131,000 or 67.3% of the Company's total assets in the following types of adjustable rate mortgage securities in accordance with the operating policies established by the Board of Directors. The Company did not own any fixed rate mortgage securities at December 31, 1997.

             FEDERAL NATIONAL MORTGAGE ASSOCIATION (FNMA) SECURITIES

     Par value at purchase date                                  $200,524,000
     December 31, 1997 adjusted principal                        $200,524,000
     Amortized cost basis                                        $207,898,000
     Market value                                                $207,397,000
     Weighted average net coupon                                        7.761%
     Weighted average maturity (in months)                                291
     CMT based reference rate                                          1 year
     Repricing period                                               12 months
     Weighted average net life cap                                      11.25%


     Seven of the eight FNMA securities had a net interest cap of 2.0%. The remaining security had no net interest rate cap.

               FEDERAL HOME LOAN MORTGAGE BANK (FHLMC) SECURITIES

     Par value at purchase date                                  $136,237,000
     December 31, 1997 adjusted principal                        $136,237,000
     Amortized cost basis                                        $141,075,000
     Market value                                                $140,734,000
     Weighted average net coupon                                        7.891%
     Weighted average maturity (in months)                                305
     CMT based reference rate                                          1 year
     Repricing period                                               12 months
     Weighted average net life cap                                      10.53%

     The FHLMC securities had a 1.71% weighted average net interest cap. The weighted average maturity of the FNMA and FHLMC securities reflects the weighted average number of months remaining on the scheduled maturity of the mortgage securities. The weighted average maturity does not reflect any prepayment speed assumptions.

     All of these FNMA and FHLMC securities were pass-through certificates whereby the Company receives monthly principal and interest payments.

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

     There exists a risk during the initial holding period of the mortgage loan assets, when the mortgage loan assets are financed with repo agreements, that adverse developments in the mortgage market could cause the repo lenders to reduce the mark to market on the mortgage loans collateralizing the repo agreements. A reduction in the repo lender's market value calculations could result in margin calls that could be in excess of the Company's liquid assets. In this situation, the Company might be forced to sell other portfolio assets to meet the repo lender's margin call. There also exists a risk during the initial holding period of the mortgage loan assets that there might be no demand or very limited demand for the creation of new mortgage securitizations. If this situation were to exist for an extended time period, the Company might be forced to maintain repo financing on its mortgage assets for a longer than intended period, which might cause repo financing availability to become more scarce and might cause repo financing terms to become more onerous for the Company.

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

     IMPLEMENTATION OF THE CAG -- MARK-TO-MARKET ACCOUNTING

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

     The Company may purchase interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its mortgage assets during a period of rising interest rates. The Company generally hedges as much of the interest rate risk as management determines is reasonable, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT, among other factors. The Company may also, to the extent consistent with its qualification as a REIT and Maryland law, utilize financial futures contracts, options and forward contracts and other instruments as a hedge against future interest rate changes. See "Business Hedging."

     PREPAYMENT RISK MANAGEMENT

     With respect to commercial and multifamily mortgage loans, the Company will seek to minimize the effects of faster or slower than anticipated prepayment rates by originating mortgage loans with prepayment penalties and utilizing various financial hedging instruments. With respect to single-family mortgage loans, the Company may utilize various financial instruments as a hedge against prepayment risk. Prepayment risk is monitored by senior management and through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

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

     As of December 31, 1997, the only hedging transactions that the Company has entered into are forward sales of Agency mortgage securities. These forward sales are used to provide hedge protection against potential changes in the market value of the hedged assets, which include the Company's fixed rate mortgage loan portfolio, due to potential changes in current market interest rates.

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

ITEM 2:   PROPERTIES

     The Company's operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

                            OFFICE SPACE   MINIMUM ANNUAL    EXPIRATION
         LOCATION             (SQ.FT.)         RENTAL           DATE                         OFFICE USE
-------------------------   ------------   --------------  --------------       -------------------------------------
New York, New York.......         2,300       $ 42,800      November 2001       Executive, Administration, Investment
                                                                                Operations
Edison, New Jersey.......         5,850         75,400          June 2002       Accounting, Administration, Due
                                                                                Diligence Operations, Mortgage Loan
                                                                                Servicing, Investment Operations
Chicago, Illinois........         3,900         58,900          June 1999       Due Diligence Operations, Investment
                                                                                Operations
St., Louis, Missouri.....         1,007         26,800        August 1998       Mortgage Origination Operations
Rockland, Massachusetts..           300          6,000     Month to Month       Investment Operations
Sacramento, California...           150          7,400     Month to Month       Due Diligence Operations, Investment
                                                                                Operations
St. Paul, Minnesota......           150          5,600          July 1998       Investment Operations
                                 ------       --------
     Total:..............        13,657       $222,900
                                 ======       ========

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

          Not applicable.

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

                                                               UNIT PRICES
                                                        --------------------------      DIVIDENDS DECLARED
                                                        HIGH       LOW       CLOSE          PER SHARE
                                                        ----       ---       -----      ------------------
Third Quarter Ended September 30, 1997............     17 1/4     15         17 1/8              --
Fourth Quarter Ended December 31, 1997............     18 7/8     15 1/8     16 1/2           $0.16

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

                         OPERATIONS STATEMENT HIGHLIGHTS

                                                          1997
                                                       ----------
     Net interest income                               $1,676,000
     Net income                                           499,000
     Basic earnings per share                                0.15
     Diluted earnings per share                              0.14
     Dividends declared per share                            0.16

                            BALANCE SHEET HIGHLIGHTS

                                                   December 31,1997
                                                   ----------------
     Adjustable-rate mortgage securities             $348,131,000
     Mortgage loans                                   160,970,000
     Total assets                                     517,543,000
     Shareholders' Equity                              78,098,000
     Number of common shares outstanding                6,466,677


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

              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY(1)

                                                                                         EQUITY IN
                                                   GAIN ON SALE OF                    EARNINGS (LOSS)     ANNUALIZED
                                   NET INTEREST      SECURITIES/     G & A EXPENSE/    OF SUBSIDIARY/      RETURN ON
FOR THE QUARTER ENDED             INCOME/EQUITY         EQUITY           EQUITY            EQUITY           EQUITY
-----------------------------     -------------    ---------------   --------------   ---------------     -----------
June 30, 1997 (2)............         0.00%             0.00%             0.00%            0.00%             0.00%
September 30, 1997(3)........         4.85%             0.00%             3.59%            0.97%             2.23%
December 31, 1997............         7.71%             0.18%             4.26%           (1.41%)            2.22%

-----------------------
(1)  Average equity excludes unrealized loss on investments available for sale.

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

     The following table reflects the average balances for each major category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the period September 30, 1997 (initial purchase of mortgage assets) through December 31, 1997:

                                                                        AVERAGE BALANCE    EFFECTIVE RATE
                                                                        ---------------    --------------
Interest Earning Assets:
    Mortgage Loans(1)............................................         $ 83,776,000          7.317%
    Mortgage Securities..........................................          116,375,000          6.268%
                                                                          ------------          ------
                                                                          $200,151,000          6.707%
                                                                          ============          ======
Interest Bearing Liabilities:
    Reverse repurchase borrowings on mortgage loans..............         $ 32,674,000          6.313%
    Reverse repurchase borrowings on mortgage securities.........          113,803,000          5.723%
                                                                          ------------          ------
                                                                          $146,477,000          5.855%
                                                                          ============          ======

Net Interest Earning Assets......................................         $ 53,674,000
                                                                          ============
Net Interest Spread..............................................                               0.852%
                                                                                                ======

Yield on Net Interest Earnings Assets(2).........................                               9.034%
                                                                                                ======

--------------------------

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

     The following table presents a schedule of mortgage loans at December 31, 1997, classified by fixed rate mortgage and adjustable rate mortgages:

                                                            CARRYING VALUE     PORTFOLIO MIX
                                                            --------------     -------------
          Fixed rate mortgages.......................        $107,953,000           67.1%
          Adjustable rate mortgages..................          53,017,000           32.9%
                                                             ------------          -----
                                                             $160,970,000          100.0%
                                                             ============          =====

         The following table presents a schedule of mortgage securities at December 31, 1997, classified by type of issue:

                                                            CARRYING VALUE      PORTFOLIO MIX
                                                            --------------      -------------
          FNMA.......................................        $207,397,000           59.6%
          FHLMC......................................         140,734,000           40.4%
                                                             ------------          -----
                                                             $348,131,000          100.0%
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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon begin on pages F-1 through F-3 of this Form 10-K.

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

                    See Part II, Item 8 hereof.

               2.   FINANCIAL STATEMENTS AND AUDITORS' REPORTS

               All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto. The auditors' reports of Deloitte & Touche LLP with respect to the Financial Statements are located at pages F-2 and F-20.

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

     (c)       EXHIBITS

               See Item 14(a)3 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.

                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                         By              /s/ RALPH F. LAUGHLIN
                           -----------------------------------------------------
                                             Ralph F. Laughlin
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on April 30, 1999.

                   SIGNATURE                                        TITLE
                   ---------                                        -----
             /s/ JOHN A. BURCHETT                      Chairman of the Board of Directors
             ....................                      and Chief Executive Officer
               John A. Burchett

              /s/ IRMA N. TAVARES                      Managing Director and a Director
              ...................
                Irma N. Tavares

             /s/ JOYCE S. MIZERAK                      Managing Director, Secretary and a Director
             ...................
               Joyce S. Mizerak

            /s/ GEORGE J. OSTENDORF                    Managing Director and a Director
            .......................
              George J. Ostendorf

              /s/ JOHN A. CLYMER                       Director
              ..................
                John A. Clymer

             /s/ JOSEPH J. FREEMAN                     Director
             .....................
               Joseph J. Freeman

            /s/ ROBERT E. CAMPBELL                     Director
            ......................
              Robert E. Campbell

              /s/ SAIYID T. NAQVI                      Director
              ...................
                Saiyid T. Naqvi

             /s/ RALPH F. LAUGHLIN                     Senior Vice President and Chief Financial
             .....................                     Officer (Principal Financial and Accounting
               Ralph F. Laughlin                       Officer)

                                  EXHIBIT INDEX
                                  -------------

NO.            DESCRIPTION
--             -----------
* 3.1          Articles of Incorporation of the Company, as amended

* 3.2          By-Laws of the Company

* 4.1          Specimen Common Stock Certificate

* 4.2          Warrant Agreement pursuant to which Warrants are to be issued (including form of Warrant)

* 4.3          Representatives' Warrant Agreement pursuant to which the Representatives' Warrants are to be issued.

* 4.4          Specimen Unit Certificate

* 10.3         Registration Rights Agreement

* 10.4         Shareholders' Agreement of HCP

* 10.5         Agreement and Plan of Recapitalization

* 10.6         Bonus Incentive Compensation Plan

* 10.7         1997 Executive and Non-Employee Director Stock Option Plan

* 10.8         Employment Agreement by and between the Company and John A. Burchett

* 10.9         Employment Agreement by and between the Company and Irma N. Tavares

* 10.10        Employment Agreement by and between the Company and Joyce S. Mizerak

* 10.11        Employment Agreement by and between the Company and George J. Ostendorf

* 10.12 Standard Form of Office Lease, dated as of May 6, 1991, by and between Irwin Kahn and HCP, as amended by the First
               Amendment of Lease, dated as of July 1, 1996

* 10.13 Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and HCMC, as amended by the First
               Modification and Extension of Lease Agreement, dated as of February 28, 1997

* 10.14 Indenture, dated as of June 28, 1993, by and between LaSalle National Bank, N.A., as Trustee, and HCP, as amended by the Lease Amendment dated as of August 23, 1995

* 10.15 Office building space, dated as of February 5, 1993, by and between Bonhomme Place Associates, Inc. and HCMC, as amended by Lease Amendment #1, dated as of December 1, 1993 and as further amended by Second Amendment and Extension of Lease, dated as of March 1, 1996

* 10.16        Office Lease and Service Agreement, dated as of August 28, 1995 by and between Federal
               Deposit Insurance Receiver for Merchants Bank and HCP

* 10.17        Agreement of Lease, dated as of January 8, 1997 by and between Saint Paul Executive Office
               Suites, Inc., d.b.a. LesWork Inc. and HCP

* 10.18        Revolving Credit Agreement, dated as of December 10, 1996 between Fleet National Bank and
               HCP

* 10.19        Guaranty, dated as of December 10, 1996, by John A. Burchett to Fleet National Bank

* 10.20        Guaranty, dated as of December 10, 1996, by HCMC to Fleet National Bank

 * 10.21       Guaranty, dated as of December 10, 1996, by HCMF to Fleet National Bank

 * 10.22       Guaranty, dated as of December 10, 1996, by HCA to Fleet National Bank

 * 10.23       Guaranty, dated as of December 10, 1996, by HCS to Fleet National Bank

 * 10.24       Modification Agreement, dated as of June  , 1997, among Fleet National Bank, HCP, HCMC,
               HCMF, HCS, HCA and John A. Burchett

 * 10.25       Contribution Agreement

 * 10.26       Participation Agreement

 * 10.27       Loan Agreement

 **10.28       Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, between Nomura
               Asset Capital Corporation and the Company, dated September 29, 1997

***10.29       Management Agreement, dated as of January 1, 1998, by and between the Company and HCP

***10.30       Master Loan and Security Agreement between the Company and Morgan Stanley Mortgage Capital
               Inc., dated as of December 8,1997

***21          Subsidiaries of the Company

***27          Financial Data Schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement No. 333-29261, as amended, as filed with the Securities and Exchange Commission.

** Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission.

***  Previously filed.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                                                  PAGE
HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
Independent Auditors' Report..............................................................        F-2
Financial Statements as of December 31, 1997 and for the Period from June 10, 1997
      (inception) through December 31, 1997:
    Balance Sheet.........................................................................        F-3
    Statement of Operations...............................................................        F-4
    Statement of Stockholders' Equity.....................................................        F-5
    Statement of Cash Flows...............................................................        F-6
    Notes to Financial Statements.........................................................        F-7

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

Independent Auditors' Report..............................................................        F-20
Consolidated Financial Statements as of December 31, 1997 and December 31, 1996 and
      for each of the Three Years in the Period Ended December 31, 1997:
    Balance Sheets........................................................................        F-21
    Statements of Operations..............................................................        F-22
    Statements of Stockholders' Equity....................................................        F-23
    Statements of Cash Flows..............................................................        F-24
    Notes to Consolidated Financial Statements............................................        F-25

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

DELOITTE & TOUCHE LLP


Parsippany, New Jersey
March 20, 1998

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                  BALANCE SHEET
                         (IN THOUSANDS, EXCEPT AS NOTED)

                                                                     DECEMBER 31, 1997
                                                                     -----------------
ASSETS
      ARM securities, available for sale......................             $348,131
      Mortgage loans, held for sale...........................              160,970
      Cash and cash equivalents...............................                4,022
      Accrued interest receivable.............................                3,597
      Equity investment.......................................                  100
      Notes receivable from related parties...................                  482
      Prepaid expenses and other assets.......................                  241
                                                                           --------
      TOTAL ASSETS............................................             $517,543
                                                                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      LIABILITIES:
      Reverse repurchase agreements...........................             $435,138
      Accrued interest payable................................                2,250
      Dividends payable.......................................                1,035
      Due to related party....................................                  540
      Accrued expenses and other liabilities..................                  482
                                                                           --------
              Total liabilities...............................              439,445
                                                                           --------
COMMITMENTS AND CONTINGENCIES
      STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 authorized, 10
          million shares, issued and outstanding, -0-
          shares..............................................                   --
      Common stock, par value $.01 authorized, 90
          million shares, issued and outstanding,
          6,466,677 shares....................................                   65
      Additional paid-in-capital..............................               79,411
      Available for sale securities:
           Unrealized  (loss) on investments available
              for sale........................................                 (842)
      Retained earnings (deficit).............................                 (536)
                                                                           --------
              Total stockholders' equity......................               78,098
                                                                           --------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY................................             $517,543
                                                                           ========


See notes to financial statements.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             STATEMENT OF OPERATIONS

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES:
     Interest income........................................................        $4,880
     Interest expense.......................................................         3,204
                                                                                    ------
          Net interest income...............................................         1,676
     Loan loss provision ...................................................            18
                                                                                    ------
          Net interest income after loan loss provision.....................         1,658
                                                                                    ------
     Gain on sale of securities.............................................            35
                                                                                    ------
              Total revenues................................................         1,693
                                                                                    ------
EXPENSES:

     General and administrative expenses:
          Management and administrative ....................................           400
          Due diligence.....................................................           266
          Commissions.......................................................            61
          Legal and professional............................................           170
          Other.............................................................            43
                                                                                    ------
              Total expenses................................................           940
                                                                                    ------
              Operating income..............................................           753

Equity in (loss) of unconsolidated subsidiary...............................          (254)
                                                                                    ------
NET INCOME..................................................................        $  499
                                                                                    ======
BASIC EARNINGS PER SHARE....................................................        $ 0.15
                                                                                    ======

DILUTED EARNINGS PER SHARE..................................................        $ 0.14
                                                                                    ======


See notes to financial statements.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                         COMMON STOCK                           AVAILABLE FOR SALE     RETAINED
                                     --------------------       ADDITIONAL          SECURITIES         EARNINGS
                                     SHARES        AMOUNT    PAID-IN CAPITAL     UNREALIZED (LOSS)     (DEFICIT)    TOTAL
                                     ------        ------    ---------------     -----------------     ---------    -----
Issuance of common stock........   6,466,677        $65          $79,411                                           $79,476

Unrealized (loss) on available-
     for-sale securities........                                                       $(842)                         (842)

Net Income                                                                                               $  499        499
Dividends declared..............                                                                         (1,035)    (1,035)
                                   ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997......   6,466,677        $65          $79,411               $(842)            $ (536)   $78,098
                                   =======================================================================================


See notes to financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................................................        $    499
     Adjustments to reconcile net income to net cash provided  by operating activities:
         Amortization of net premium - ARM securities.......................................             314
         Amortization of net premium - mortgage loans.......................................              47
         Loan loss provision................................................................              18
         Gain on sale of securities.........................................................             (35)
         Equity in loss of unconsolidated subsidiary........................................             254
         Increase in accrued interest receivable............................................          (3,597)
         Loans to officers/stockholders.....................................................            (482)
         Increase in prepaid expenses and other assets......................................            (241)
         Increase in accrued interest payable...............................................           2,250
         Increase in due to related party...................................................             540
         Increase in accrued expenses and other liabilities.................................             482
                                                                                                    --------
              Net cash provided by operating activities.....................................              49
                                                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of ARM securities.............................................................        (349,287)
     Purchase of mortgage loans.............................................................        (163,030)
     Principal payments on mortgage loans...................................................           1,995
     Proceeds from sale of securities.......................................................              35
                                                                                                    --------
              Net cash (used in) investing activities.......................................        (510,287)
                                                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings from reverse repurchase agreements......................................         435,138
     Net proceeds of initial public offering................................................          79,122
                                                                                                    --------
              Net cash provided by investing activities.....................................         514,260
                                                                                                    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................................           4,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................................               0
                                                                                                    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................................        $  4,022
                                                                                                    ========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

          OPERATING ACTIVITY -- increase in dividends payable ($1,035,000)
                                relating to the declaration of dividends in December 1997.
          INVESTING ACTIVITY -- acquisition of a 97% ownership interest in
                                Hanover Capital Partners Ltd. ($354,000).
          FINANCING ACTIVITIES -- issuance of 716,667 shares of the Company's common stock used to acquire an equity
                                  investment in HCP ($354,000), and the
                                  declaration of $1,035,000 of dividends in December 1997 that was paid in January 1998.

SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid during the period for:

               Income taxes.......................     $  0
                                                       ====
               Interest...........................     $884
                                                       ====

See notes to financial statements.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

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

     The Company makes periodic evaluations of mortgage securities to determine whether an other-than-temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value resulting in a current period loss in the statement of operations. The new cost basis shall not be changed for future increases in market value; however, future increases in market value will be reflected separately in the equity section of the Company's balance sheet.

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

FINANCIAL INSTRUMENTS

     The Company may from time to time enter into interest rate hedge mechanisms to manage its exposure to changes in the market value of its fixed rate mortgage loan portfolio due to interest rate changes in connection with the purchase, securitization and sale of its mortgage loans. In such a case the Company would close out the hedge position to coincide with the related mortgage loan sale and securitization transactions and recognize the results of the hedge transaction in determining the amount of the related mortgage loan sale gain for loans sold or, as a basis adjustment to mortgage loans held to maturity.

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

     The FASB issued SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") in June 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined what effect, if any, adoption will have on the Company's financial condition and results of operations.

3.   ADJUSTABLE RATE MORTGAGE SECURITIES

     ARM securities consist of FNMA and FHLMC mortgage certificates secured by ARM loans on single-family residential housing. The following table summarizes the Company's ARM securities classified as available-for-sale as of December 31, 1997, which are carried at their fair value (dollars in thousands):

                                            AVAILABLE-FOR-SALE       PORTFOLIO MIX
                                            ------------------       -------------
     Amortized cost:
             FNMA certificates.............      $207,898                 59.6%
             HLMC certificates.............       141,075                 40.4%
                                                 --------                -----
     Total amortized cost..................       348,973                100.0%
     Gross unrealized (losses).............          (842)               =====
                                                 --------
     Fair value............................      $348,131
                                                 ========

     The scheduled maturities of ARM securities available for sale at December 31, 1997, were as follows:

                                                AMORTIZED               FAIR
                                                   COST                 VALUE
                                                ---------               -----
     Due in one year or less...............      $     -0-            $     -0-
     Due from one to five years............            -0-                  -0-
     Due from five to ten years............            -0-                  -0-
     Due after ten years...................       348,973              348,131
                                                 --------             --------
              Total........................      $348,973             $348,131
                                                 ========             ========

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

4.   MORTGAGE LOANS HELD FOR SALE

     Investments in single-family mortgage loans held for sale consist of fixed rate mortgages and adjustable rate mortgages. The following table summarizes the Company's single-family mortgage loan pools as of December 31, 1997, which are carried at the lower of cost or market (dollars in thousands):

                                                   COST                   MIX
                                                   ----                   ---
     Fixed rate............................      $106,397                 67.1%
     Adjustable rate.......................        52,392                 32.9%
                                                 --------                -----
              Subtotal.....................       158,789                100.0%
                                                                         =====
     Net deferred loan fees, premiums
         and discounts.....................         2,199
     Loan loss provision...................            18
                                                 --------
              Total........................      $160,970
                                                 ========

An analysis of the change in the loan loss provision is as follows:

          Balance beginning of period......           $ 0
          Loan loss provision..............            18
                                                      ---
          Balance at December 31, 1997.....           $18
                                                      ===

The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loan portfolios as of December 31, 1997 (dollars in thousands):

                             CARRYING VALUE       PRINCIPAL        WEIGHTED       WEIGHTED
                              OF MORTGAGE         AMOUNT OF       AVERAGE NET     AVERAGE
                                 LOANS          MORTGAGE LOANS      COUPON      MATURITY(1)
                             --------------     --------------    -----------   -----------
     Fixed Rate...........      $107,953           $106,424         8.265%           242
     Adjustable Rate......        53,017             52,365         7.925%           319
                                --------           --------         -----            ---
                                $160,970           $158,789         8.153%           267
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

                    STATE                           PERCENT
                    -----                           -------
          Florida.................                     25%
          South Carolina..........                     13%
          California..............                     10%
          Ohio....................                      9%
          Texas...................                      6%

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

     At December 31, 1997 the Company had outstanding borrowings of $93,731,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.313% and a weighted average remaining maturity of approximately one month. The reverse repurchase agreements at December 31, 1997 were collateralized by mortgage loans with a cost basis of $160,970,000 (which approximates market value).

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

     Information concerning the reverse repurchase agreements and the pledged collateral at December 31, 1997 is summarized as follows:

                                                     COLLATERAL (DOLLARS IN THOUSANDS)
                                                     --------------------------------
                                                         ARM               MORTGAGE
     REVERSE REPURCHASE AGREEMENTS                    SECURITIES             LOANS
     -----------------------------                    ----------           --------
     Average balance during the period (1)......       $113,803            $ 32,674
     Average interest rate during period (1)....          5.723%              6.313%
     Maximum month-end balancing during
       the period...............................       $341,407            $ 93,731

     COLLATERAL UNDERLYING THE AGREEMENTS
     ------------------------------------
     Carrying balance............................      $348,131            $160,970
     Estimated fair value........................      $348,131            $160,970

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

     A summary of the status of the Company's 1997 Stock Options Plan as of December 31, 1997 and changes during the period from September 19, 1997 through December 31, 1997 is presented below:

                                                      SHARES     EXERCISE PRICE
                                                      ------     --------------
          Granted - September 19, 1997...........     162,664        $15.00
          Granted - September 28, 1997...........     160,660         15.75
          Cancelled..............................      (3,000)        15.75
                                                      -------        ------
          Outstanding at December 31, 1997.......     320,324        $15.37
                                                      =======        ======

     No shares were exercisable at December 31, 1997.

     The per share weighted average fair value of stock options granted during the period ended December 31, 1997 was $0.27 at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           1997
                                                           ----
               Expected life (years)..................     5
               Risk-free interest rate................     5.77%
               Volatility.............................    12.0%
               Expected dividend yield................    10.0%

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

                                                             YEAR ENDED
                                                         DECEMBER 31, 1997
                                                         -----------------
          Net earnings:
                  As reported............................      $ 499
                  Pro forma..............................        417

          Earnings per share - basic:
                  As reported............................      $0.15
                  Pro forma..............................       0.13

          Earnings per share - diluted:
                  As reported............................      $0.14
                  Pro forma..............................       0.11

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

9.   EARNINGS PER SHARE

     On December 31, 1997 the Company adopted SFAS 128 for calculating earnings per share as shown below: (dollars in thousands, except per share data)

     Earnings per share - basic:
         Net income (numerator)........................    $      499
                                                           ==========
     Average common shares
         outstanding (denominator).....................    $3,296,742
                                                           ==========
     Per share.........................................    $     0.15
                                                           ==========
     Earnings per share - diluted:
         Net income (numerator)........................    $      499
                                                           ==========

         Average common shares outstanding.............     3,296,742
         Add: Incremental shares from
              assumed conversion of warrants...........       374,943
                                                           ----------
         Dilutive potential common shares..............       374,943
         Adjusted weighted average shares                  ----------
            denominator)...............................     3,671,685
                                                           ==========

     Per share.........................................    $     0.14
                                                           ==========

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

     The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 1997 are as follows (dollars in thousands):

                                                           CARRYING               FAIR
                                                            AMOUNT                VALUE
                                                            ------                -----
Assets:
         ARM Securities.......................             $348,131              $348,131
         Mortgage loans.......................              160,970               160,970
         Cash and cash equivalents............                4,022                 4,022
         Accrued interest receivable..........                3,597                 3,597
         Notes receivable.....................                  482                   482
                                                           --------              --------
                  Total.......................             $517,202              $517,202
                                                           ========              ========

Liabilities:
         Reverse repurchase agreements........              435,138               435,138
         Accrued interest payable.............                2,250                 2,250
         Other liabilities....................                2,057                 2,057
                                                           --------              --------
                  Total.......................             $439,445              $439,445
                                                           ========              ========

Off-Balance Sheet:                                         NOTIONAL
                                                           --------
         Commitments to purchase loans........             $111,092              $111,132
                                                           ========              ========
         Forward commitments to sell mortgage
           securities.........................             $122,650              $122,378
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

13.  QUARTERLY FINANCIAL DATA - UNAUDITED

     Selected quarterly financial data are as follows (dollars in thousands, except per share data):

                      Period from June 10, 1997 (inception)
                            Through December 31, 1997


                                           THREE MONTHS             THREE MONTHS            JUNE 10, 1997
                                              ENDED                    ENDED                   THROUGH
                                        DECEMBER 31, 1997      SEPTEMBER 30, 1997(1)      JUNE 30, 1997(1)
                                        -----------------      ---------------------      ----------------
Net interest income..............            $1,548                    $128                      $  0
                                             ========================================================
Net income.......................               440                      59                         0
                                             ========================================================
Basic earnings per share(2)......              0.07                    0.07                      0.00
                                             ========================================================
Diluted earnings per share(2)....              0.07                    0.07                      0.00
                                             ========================================================
Dividends declared...............              0.16                    0.00                      0.00
                                             ========================================================

     -----------------------------

     (1) The Company was organized on June 10, 1997, however operations did not begin until the IPO date - September 19, 1997.

     (2) Earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share do not equal the earnings per share total for the year.

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

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                            1997                 1996
                                                                            ----                 ----
     ASSETS
CURRENT ASSETS:
         Cash..................................................          $  208,315           $  161,546
         Investment in marketable securities...................              17,394               16,443
         Accounts receivable...................................             133,829            3,683,865
         Receivables from related parties......................             757,384              521,539
         Accrued revenue on contracts in progress..............              35,413              549,781
         Prepaid expenses and other current assets.............             118,552              143,026
                                                                         ----------           ----------
                  Total current assets.........................           1,270,887            5,076,200
PROPERTY AND EQUIPMENT - NET...................................             213,137              316,057
MORTGAGE SERVICING RIGHTS......................................              49,449               30,587
DEFERRED TAX ASSET.............................................              20,081                   --
OTHER ASSETS...................................................             166,670              227,548
INCOME TAX RECEIVABLES.........................................             292,885                   --
DUE FROM OFFICER...............................................              53,766              107,532
                                                                         ----------           ----------
TOTAL ASSETS...................................................          $2,066,875           $5,757,924
                                                                         ==========           ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accrued appraisal and subcontractor costs.............          $  131,978           $2,807,172
         Accounts payable and accrued expenses.................             334,591              678,390
         Income tax payable....................................                  --               89,477
         Deferred revenue......................................             104,950              194,334
         Notes payable to related parties......................                  --              133,018
         Deferred income taxes.................................                  --               12,993
         Other liabilities.....................................                  --              122,400
                                                                         ----------           ----------
              Total current liabilities........................             571,519            4,037,784
                                                                         ----------           ----------
LONG-TERM LIABILITIES:
         Note payable to bank..................................           1,405,000            1,045,000
         Minority interest.....................................                 616                  250
                                                                         ----------           ----------
              Total long-term liabilities......................           1,405,616            1,045,250
                                                                         ----------           ----------
                    Total liabilities..........................           1,977,135            5,083,034
                                                                         ----------           ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock: $.01 par value, 100,000 shares
         authorized, 97,000 shares outstanding at
         December 31, 1997.....................................                 970                   --
          Common stock: Class A: $0.01 par value,5,000 and
              1,000 shares authorized at December 31, 1997
              and 1996, 3,000 and 166.424 shares outstanding
              at December 31, 1997 and 1996....................                  30                    2
         Additional paid-in capital............................              56,442               57,440
         Retained earnings.....................................              32,298              617,448
                                                                         ----------           ----------
                    Total stockholders' equity.................              89,740              674,890
                                                                         ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY.........................................................          $2,066,875           $5,757,924
                                                                         ==========           ==========

See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997            1996             1995
                                                                ----            ----             ----
REVENUES:

         Due diligence fees..........................        $4,058,609      $8,323,789        $7,525,620
         Loan brokering/asset management fees........         3,027,319       2,469,378         1,770,665
         Mortgage sales and servicing................           826,486         970,757         2,289,440
         Other income................................            58,151         355,715           295,944
                                                             ----------      ----------        ----------
                  Total revenues.....................         7,970,565      12,119,639        11,881,669
                                                             ----------      ----------        ----------

EXPENSES:
         Personnel expense...........................         5,373,331       4,227,226         3,831,426
         Appraisal, inspection and other professional
              fees...................................           618,059       3,128,225         2,593,001
         Subcontractor expenses......................         1,386,979       2,919,509         2,738,903
         Travel and subsistence......................           302,936         616,795           860,253
         Occupancy expenses..........................           495,285         536,520           437,830
         General and administrative expense..........           419,543         525,143         1,066,220
         Reversal of reserve of IRS assessment.......           (23,160)       (277,600)               --
         Interest expense............................           117,894         134,393           160,439
         Depreciation and amortization...............           117,675         125,928           114,174
                                                             ----------      ----------        ----------
                  Total expenses.....................         8,808,542      11,936,139        11,802,246
                                                             ----------      ----------        ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT).............          (837,977)        183,500            79,423
INCOME TAX PROVISION (BENEFIT).......................          (325,959)         73,870            51,165
                                                             ----------      ----------        ----------
NET INCOME (LOSS)....................................        $ (512,018)     $  109,630        $   28,258
                                                             ==========      ==========        ==========
BASIC EARNINGS (LOSS) PER SHARE......................        $  (525.79)     $   658.74        $   169.80
                                                             ==========      ==========        ==========

See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                          COMMON STOCK
                                                          -----------------------------------------
                                                           NEW CLASS A    OLD CLASS A     CLASS B   ADDITIONAL
                                       PREFERRED STOCK    -----------------------------------------   PAID-IN   RETAINED
                                         SHARES  AMOUNT SHARES AMOUNT   SHARES AMOUNT  SHARES AMOUNT  CAPITAL   EARNINGS    TOTAL
                                         ------  ------ ------ ------   ------ ------  ------ ------  -------   --------    -----
BALANCE, DECEMBER 31, 1995............                                 165.800    $ 1  41,600     $1  $165,999  $500,846  $666,847
  Net income..........................                                                                           109,630   109,630
  Distribution of subsidiary to
   stockholders.......................                                                                             6,972     6,972
  Shareholders' Exchange Agreement:
     Redemption of Class A shares.....                                 (40.836)                       (108,559)           (108,559)
     Exchange of Class B shares
      for Class A shares..............                                  41.460      1 (41,600)    (1)       --        --        --
                                                                        ------    --- -------     --  --------   -------  --------

BALANCE, DECEMBER 31, 1996............                                 166.424      2                   57,440   617,448   674,890
  Net (loss)..........................                                                                          (512,018) (512,018)
  Dividends (non-cash)................                                                                           (73,132   (73,132)
  Agreement and Plan of
   Recapitalization:
     Exchange of "old" Class A
      shares for "new" Class A
      shares and Series A Preferred
      Stock...........................   97,000    $970  3,000    $30 (166.424)    (2)                    (998)       --        --
                                         ------    ----  -----    --- --------    ---                 --------  --------  --------

BALANCE, DECEMBER 31, 1997............   97,000    $970  3,000    $30       --    $--                 $ 56,442  $ 32,298  $ 89,740
                                         ======    ====  =====    === ========    ===                 ========  ========  ========


See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    1997              1996            1995
                                                                    ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................            $(512,018)      $   109,630       $  28,258
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization.....................             117,675           125,928         114,174
      Gain and sale of mortgage servicing rights......             (16,916)          (52,318)       (232,587)
      Reversal of reserve for IRS assessment..........             (23,160)         (277,600)             --
      IRS payroll tax settlement......................             (99,240)               --              --
      Loss on disposal of property and equipment......              35,696                --          10,261
      Loss on sale of trading securities..............                  --             1,360             753
      Purchase of trading securities..................                (951)           (1,931)        (29,951)
      Sale of trading securities......................                  --            26,593         100,016
      Distribution of subsidiary to stockholders......                  --             6,972              --
      Changes in assets - (increase) decrease:
           Accounts receivable........................           3,550,036        (2,150,117)        862,364
           Receivables from related parties...........            (315,097)         (308,808)         22,582
           Accrued revenue on contract in progress....             514,368          (384,880)      1,011,785
           Income tax receivable......................            (292,885)               --              --
           Prepaid expenses and other current assets..              24,474           (49,871)        (39,169)
           Deferred tax asset.........................             (20,081)               --              --
           Other assets...............................             (12,254)          (22,914)       (154,108)
      Changes in liabilities - increase (decrease):
           Accrued appraisal and subcontractor costs..          (2,675,194)         2,741,014          21,931
           Accounts payable and accrued expenses......            (343,799)           104,018        (913,692)
           Income taxes payable.......................             (89,477)           (90,490)         15,634
           Deferred income taxes......................             (12,993)           (17,222)       (114,326)
           Deferred revenue...........................             (89,384)          (14,946)        113,855
           Minority interest..........................                 366           (26,935)       (147,057)
                                                                 ---------       -----------       ---------
           Net cash (used in) provided by
               operating activities...................            (260,834)         (282,517)        670,723
                                                                 ---------       -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................             (43,060)         (133,317)        (43,421)
  Sale of property and equipment......................                  --             4,592           1,704
  Proceeds from sale of mortgage servicing rights.....              34,446            94,043         423,563
  Capitalization of mortgage servicing rights.........             (43,783)          (37,451)       (264,141)
                                                                 ---------       -----------       ---------
           Net cash (used in) provided
               by investing activities................             (52,397)          (72,133)        117,705
                                                                 ---------       -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) note
      payable to bank.................................             360,000          (330,000)       (125,000)
  Redemption of Class A common stock..................                  --           (66,000)             --
  Repayment of subordinated debt......................                  --                --         (51,299)
                                                                 ---------       -----------       ---------
           Net cash provided by (used in)
               financing activities...................             360,000          (396,000)       (176,299)
                                                                 ---------       -----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..
                                                                    46,769          (750,650)        612,129
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR................................             161,546           912,196         300,067
                                                                 ---------       -----------       ---------
CASH AND CASH EQUIVALENTS, END
     OF YEAR..........................................           $ 208,315       $   161,546       $ 912,196
                                                                 =========       ===========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Loans of $25,649,378 and $35,831,617 were originated by HCMC and funded by investors in 1997 and 1996, respectively.
Noncash dividends of $73,132, were distributed to the Company's stockholders on September 19, 1997.

SUPPLEMENTAL CASH FLOW INFORMATION:                                 1997              1996           1995
                                                                    ----              ----           ----
  Cash paid during the year for:
       Income taxes...................................            $129,359          $205,075        $176,119
                                                                  ========          ========        ========
       Interest.......................................            $116,993          $125,748        $164,420
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of HCP and its majority and wholly-owned subsidiaries (the "Company"). The wholly owned subsidiaries include HCMC, HCS, Hanover Capital Advisors, Inc. (through September 1997) and Hanover Capital Mortgage Fund, Inc. (through September 1997). Majority owned subsidiaries include Hanover Joint Ventures, Inc. (75% owned) and Hanover On-Line Mortgage Edge, LLC (50% owned, through September 1997). All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the required amounts of revenues and expenses during the reporting period.

     b. INVESTMENTS IN LIMITED LIABILITY COMPANIES. Minority ownership interests in limited liability companies are accounted for by the equity method of accounting. HCP's investment in limited liability companies are classified as other assets in the accompanying consolidated balance sheets. The ownership of each limited liability company at December 31, 1997 and 1996 is detailed below:

                                                  1997            1996
                                                  ----            ----
          AGR Financial, LLC.............           --           25.0%
          Alpine/Hanover, LLC............          1.0%           1.0%
          ABH-I, LLC.....................          1.0%           1.0%
          Alpine/Hanover II, LLC.........           --            1.0%

     c. MINORITY INTERESTS. Minority interests, representing other stockholders' interests in majority-owned companies are consolidated in the accompanying balance sheets.

     d. REVENUE RECOGNITION. Revenues from due diligence contracts in progress are recognized for the services provided as they are earned and billed.

     e. LOAN ORIGINATION FEES AND COSTS. Loan origination fees and costs are deferred until the sale of the loan. The Company sells all originated loans to investors at the time of origination, and accordingly, recognizes loan origination fees at that time. Direct loan origination costs and loan origination fees are offset and included in mortgage sales revenue.

     f. LOAN SERVICING FEES. Loan servicing fees consist of fees paid by investors for the collection of monthly mortgage payments, maintenance of required escrow accounts, remittance to investors, and ancillary income associated with those activities. The Company recognizes loan servicing fees as payments are collected.

     g. DEFERRED REVENUE. Cash advances received for certain service contracts are recorded in the accompanying consolidated balance sheets as deferred revenue and are recognized during the period the services are provided and the related revenue is earned.

     h. INCOME TAXES. The Company records deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 a current or deferred tax liability or asset is recognized for the current or deferred tax effects of all events recognized in the financial statements. Those effects are measured based on provisions of current tax law to determine the amount of taxes payable or refundable currently or in future years. The tax effects of earning income or incurring expenses in future years or the future enactment of a change in tax laws or rates are not anticipated in determining deferred tax assets or liabilities.

     The Company files a consolidated Federal income tax return. The Company has not been subject to an examination of their income tax returns by the Internal Revenue Service.

     i. PROPERTY AND EQUIPMENT. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

     j. INVESTMENT IN MARKETABLE SECURITIES. Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying consolidated balance sheets at market value at December 31, 1997 and 1996.

     k. CASH AND CASH EQUIVALENTS. For cash flow purposes, the Company considers highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

     l. MORTGAGE SERVICING RIGHTS. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 supersedes Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65. Under SFAS 125, after the transfer of a financial asset, the Company recognizes the financial assets it controls and the liabilities it has incurred. Furthermore, the Company no longer recognizes the financial assets for which control has been surrendered and liabilities have been extinguished. The adoption of SFAS 125 did not have an effect on the financial position or results of operations of the Company.

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

     m. BASIC EARNINGS PER SHARE. The Company computes earnings per share in accordance with statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of time they were outstanding.

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

     Activity in mortgage servicing rights for the years ended December 31, 1997 and 1996 was as follows:

                                                       1997            1996
                                                       ----            ----
          Beginning balance.................         $30,587         $46,904
          Capitalization....................         $43,783         $37,451
          Sales.............................         (17,530)        (41,725)
          Scheduled amortization............          (7,391)        (12,043)
                                                     -------         -------
                                                     $49,449         $30,587
                                                     =======         =======

     The fair value of the Company's servicing rights at December 31, 1997 and 1996 was $79,504 and $46,606, respectively.

6.   RELATED PARTY TRANSACTIONS

     Receivables from related parties at December 31, 1997 and 1996 consist of the following:

                                                                        1997             1996
                                                                        ----             ----
Due from Hanover Capital Mortgage Holdings, Inc.(1)............       $540,044         $     --
Due from ABH-I, LLC (includes $28,984 and $431,118 of
   asset management fees at December 31, 1997 and 1996,
   respectively)(2)............................................         51,321          451,604
Due from Hanover Asset Services, Inc.(3).......................          8,070            6,420
Due from Alpine/Hanover, LLC(2)................................          9,273            4,361
Due from Alpine/Hanover II, LLC(3).............................          5,000               --
Due from Hanover Mortgage Capital Corporation(3)...............          5,962               --
Due from AGR Financial, LLC(4).................................         80,813               --
                                                                      --------         --------

Due from related entities......................................        700,483          462,385
Due from officers(5)...........................................        110,667          166,686
                                                                      --------         --------

Receivables from related parties...............................       $811,150         $629,071
                                                                      ========         ========

-----------------------------
(1) The Company entered into a Management Agreement in 1998 to provide, among other things, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 1999 with subsequent renewal provisions.

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

Notes payable to related parties at December 31, 1996 consisted of the following:

                                                               1996
                                                               ----
               Note payable to officer.............          $ 42,559
               Notes payable to ABH-I, LLC.........            90,459
                                                             --------
               Notes payable to related parties....          $133,018
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

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                    1997             1996
                                                    ----             ----
     Office machinery and equipment..........     $381,189         $388,123
     Furniture and fixtures..................      111,246          111,246
     Leashold improvements...................       68,553           68,553
                                                  --------         --------
                                                   560,988          567,922
     Less accumulated depreciation and
       amortization.........................      (347,851)        (251,865)
                                                  --------         --------
     Property and equipment - net............     $213,137         $316,057
                                                  ========         ========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $110,284, $113,885 and $87,913, respectively.

8.   INCOME TAXES

     The components of deferred income taxes as of December 31, 1997 and 1996 are as follows:

                                                    1997             1996
                                                    ----             ----
     Deferred tax assets.....................      $44,499         $ 52,409
     Deferred tax liabilities................      (24,418)         (65,402)
                                                   -------         --------
     Net Deferred tax assets (liabilities)...      $20,081         $(12,993)
                                                   =======         ========

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

     The components of the income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                                     1997              1996                1995
                                                     ----              ----                ----
  Current - Federal, state and local........      $(292,885)          $91,092            $165,491
  Deferred - Federal, state and local.......        (33,074)          (17,222)           (114,326)
                                                  ---------           -------            --------
  Total.....................................      $(325,959)          $73,870            $ 51,165
                                                  =========           =======            ========

     The income tax provision (benefit) differs from amounts computed at statutory rates, as follows:

                                                    1997               1996                1995
                                                    ----               ----                ----
  Federal income taxes at statutory rate....      $(285,167)          $56,518             $27,006
   State and local income taxes net of
      Federal benefit.......................        (59,486)           14,836               9,417
  Unconsolidated subsidiary's net income....          1,177           (12,793)
  Meals and entertainment...................          4,052             3,719               6,291
  Officer's life insurance..................          9,613             8,576               9,114
  Other, net................................          3,852             3,014                (663)
                                                  ---------           -------             -------
  Total.....................................      $(325,959)          $73,870             $51,165
                                                  =========           =======             =======

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

     The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:

          YEAR                                      AMOUNT
          ----                                      ------
          1998..........................           $187,414
          1999..........................            104,882
          2000..........................             37,714
                                                   --------
          Total.........................           $330,010
                                                   ========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $310,814, $339,421, and $345,716 respectively.