Form 10-Q
period 1999-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-05-17
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

           /X/ Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          / / Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                Yes X         No

         The registrant had 5,826,899 shares of common stock outstanding as of May 11, 1999.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                            Page No.
                                                                                            --------
     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and December 31, 1998                                       3

                    Condensed Consolidated Statements of Operations for the Three
                    Months Ended March 31, 1999  and 1998                                      4

                    Condensed Consolidated Statement of Stockholders' Equity for
                    the Three Months Ended March 31, 1999                                      5

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998                                 6


                    Notes to Condensed Consolidated Financial Statements                       7-23

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                        24-43

     Item 3.        Quantitative and Qualitative Disclosures
                    About Market Risk                                                          44-45

PART II.   OTHER INFORMATION

     Item 1.        Legal Proceedings                                                          46
     Item 2.        Changes in Securities                                                      46
     Item 3.        Defaults Upon Senior Securities                                            46
     Item 4.        Submission of Matters to a Vote of Security Holders                        46
     Item 5.        Other Information                                                          46
     Item 6.        Exhibits and Reports on Form 8-K                                           46

  Signatures                                                                                   47

     PART I - FINANCIAL INFORMATION

     Item I. Financial Statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)
                                   (unaudited)

                                                          MARCH 31,    DECEMBER 31,
       ASSETS                                               1999           1998
                                                            ----           ----
Mortgage loans:
       Held for sale                                       $140,116     $256,833
       Held to maturity                                          --       69,495
       CMO collateral                                       138,504            -
       Collateral for mortgage backed bonds                  72,883       81,666
Mortgage securities:
       Available for sale                                    67,854       74,000
       Held to maturity                                       3,756        4,478
Cash and cash equivalents                                    21,994       11,837
Accrued interest receivable                                   3,496        3,940
Equity investments                                            6,612        7,489
Notes receivable from related parties                         3,726        3,893
Due from related parties                                        365          313
Other receivables                                             1,813        1,621
Prepaid expenses and other assets                               528          605
                                                           --------     --------
TOTAL ASSETS                                               $461,647     $516,170
                                                           ========     ========


       LIABILITIES AND STOCKHOLDERS'
       EQUITY

LIABILITIES:
Reverse repurchase agreements                              $193,409     $370,090
CMO borrowing                                               130,095           --
Mortgage backed bonds                                        68,766       77,305
Accrued interest payable                                      1,871        1,394
Deferred income                                                 592           --
Dividends payable                                                --          695
Due to related party                                              7           --
Accrued expenses and other liabilities                        1,318          906
                                                          ---------    ---------
       Total liabilities                                    396,058      450,390
                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
       authorized, 10 million shares, issued
       and outstanding, -0- shares
Common stock, par value $.01
       authorized, 90 million shares, 6,126,899 and
       6,321,899 shares outstanding at March 31, 1999
       and December 31, 1998, respectively                       65           65
Additional paid-in-capital                                   77,087       78,069
Retained (deficit)                                          (9,219)      (9,955)
Accumulated other comprehensive (loss)                      (2,344)      (2,399)
                                                           --------    ---------
       Total stockholders' equity                            65,589       65,780
                                                           --------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $461,647     $516,170
                                                           ========    =========

      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  MARCH 31,                     MARCH 31,
                                                                    1999                          1998
                                                                    ----                          ----
REVENUES:
      Interest income                                             $8,414                        $9,332
      Interest expense                                             6,363                         7,173
                                                                  ------                        ------

         Net interest income                                       2,051                         2,159
      Loan loss provision                                            119                            51
                                                                  ------                        ------
         Net interest income after loan loss provision             1,932                         2,108

   Gain on sale of servicing rights                                  342                            --
   Gain on sale of mortgage securities                               163                            --
                                                                  ------                        ------
            Total revenues                                         2,437                         2,108
                                                                  ------                        ------
EXPENSES:
      Personnel                                                      190                           189
      Management and administrative                                  194                           161
      Due diligence                                                   63                           175
      Commissions                                                     --                           125
      Legal and professional                                         224                            80
      Financing/commitment fees                                       76                            61
      Other                                                           78                            63
                                                                  ------                        ------
           Total expenses                                            825                           854
                                                                  ------                        ------
            Operating income                                       1,612                         1,254

Equity in (loss) of unconsolidated subsidiaries:
      Operating                                                    (408)                           (6)
      Mortgage finance                                             (468)                            --
                                                                  ------                        ------

NET INCOME                                                          $736                        $1,248
                                                                  ======                        ======
BASIC EARNINGS  PER SHARE                                          $0.12                         $0.19
                                                                  ======                        ======
DILUTED EARNINGS  PER SHARE                                        $0.11                         $0.17
                                                                  ======                        ======


      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                        (in thousands except share data)
                                   (unaudited)

                                                                                                      ACCUMULATED
                                                     ADDITIONAL                                          OTHER
                                       COMMON STOCK          PAID-IN     COMPREHENSIVE   RETAINED    COMPREHENSIVE
                                     SHARES     AMOUNT       CAPITAL         INCOME      (DEFICIT)       (LOSS)      TOTAL
                                     ------     ------       -------         ------      ---------       ------      -----
BALANCE,
DECEMBER 31, 1998                  6,321,899     $65         $78,069                      ($9,955)       ($2,399)    $65,780

Repurchase of common stock          (195,000)                   (982)                                                   (982)
Comprehensive  income:
       Net  income                                                           $736             736                        736
       Other comprehensive income
          Unrealized income                                                    55                             55          55
                                                                             ----
Comprehensive income                                                         $791
                                   ---------     ---         -------         ====         -------        -------     -------
BALANCE, MARCH 31, 1999            6,126,899     $65         $77,087                      ($9,219)       ($2,344)    $65,589
                                   =========     ===         =======                      =======        =======     =======


      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          MARCH 31,    MARCH 31,
                                                                             1999         1998
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $736      $1,248
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of net premium and deferred costs                       747       1,036
          Loan loss provision                                                  119          51
          Gain on sale of servicing rights                                    (342)         --
          Gain on sale of mortgage securities                                 (163)         --
          Equity in loss of unconsolidated subsidiaries                        876           6
          (Increase) decrease in accrued interest receivable                   444      (3,749)
          (Increase) decrease in loans to related parties                      167        (901)
          (Increase) in due from related parties                               (13)         --
          Decrease in other receivables                                        493          --
          (Increase) decrease in prepaid expenses and other assets              77        (754)
          Increase in accrued interest payable                                 477       1,692
          Increase in deferred income                                          591          --
          Increase (decrease) in due to related party                            7        (489)
          Increase in accrued expenses and other liabilities                    76       3,754
                                                                          --------    --------
               Net cash provided by operating activities                     4,292       1,894
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease in mortgage loans                            45,274    (222,781)
       Principal payments received on collateral for                         8,606          --
             mortgage backed bonds
       Principal payments received on mortgage securities                    4,177      38,340
       Proceeds from the sale of mortgage securities                         2,249          --
       Principal payments on CMO collateral                                  2,171          --
       Proceeds from the sale of servicing rights                              190          --
       Purchase of mortgage securities                                          --      (4,333)
                                                                          --------    --------
       Net cash provided by (used in) investing activities                  62,667    (188,774)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net CMO borrowing                                                   130,095          --
       Payments on mortgage backed bonds                                    (8,539)         --
       Net borrowings from (repayments for) reverse repurchase
               agreements                                                 (176,681)    208,882
       Repurchase of common stock                                             (982)         --
       Payment of dividends                                                   (695)     (1,035)
                                                                          --------    --------
               Net cash provided by (used in) financing activities         (56,802)    207,847
                                                                          --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   10,157      20,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              11,837       4,022
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $21,994     $24,989
                                                                          ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Operating activity - increase in dividends payable ($1,358) relating to the declaration of dividends in March 1998

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
                                              Income taxes                      $1          $1
                                                                          ========    ========

                                              Interest                      $5,886      $5,190
                                                                          ========    ========

      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover has four wholly-owned bankruptcy remote limited purpose finance subsidiaries organized to complete certain mortgage loan securitization transactions in 1998 and 1999. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") and its unconsolidated subsidiaries is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein,
(iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations and (iv) originate, hold, sell and service multifamily mortgage loans and commercial loans. The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States.

Listed below are the wholly-owned subsidiaries of Hanover:

                       Name                       Date Acquired
                       ----                       -------------
           Hanover Capital SPC, Inc.(a)           March 24, 1998
           Hanover QRS-1 98-B, Inc.               October 16, 1998
           Hanover QRS-2 98-B, Inc.               October 19, 1998
           Hanover SPC-A, Inc.                    March 11, 1999

Listed below are the unconsolidated subsidiaries of Hanover:

                       Name                       Date Acquired
                       ----                       -------------
           Hanover Capital Partners Ltd.(b)       September 17, 1997
           Hanover Capital Partners 2, Inc.       October 7, 1998

         (a) Hanover Capital Repo Corp. is a wholly-owned subsidiary of Hanover Capital SPC, Inc.

         (b) Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc. are wholly-owned subsidiaries of Hanover Capital Partners Ltd.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant entitles the holder to purchase one share of common stock at the original issue price - $15.00. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans. As of March 31, 1999, there were 5,917,878 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters over-allotment option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's 1998 Form 10-K.

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

INCOME TAXES

Hanover has elected to be taxed as a real estate investment trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 95% of its taxable income and as long as certain asset, income and stock ownership tests are met.

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

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                         THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                            MARCH 31, 1999                     MARCH 31, 1998
                                                            --------------                     --------------
Earnings per share basic:
     Net income [numerator]                                         $736                              $1,248
                                                                    ====                              ======

Average common shares
     outstanding [denominator]                                 6,244,955                           6,466,677
                                                               =========                           =========

Per share                                                          $0.12                               $0.19
                                                                   =====                               =====

Earnings per share diluted:
     Net income [numerator]                                         $736                              $1,248
                                                                    ====                              ======

Average common shares
     outstanding                                               6,244,955                           6,466,677
                                                               ---------                           ---------

Add: Incremental shares from
     assumed conversion of warrants                              163,645                             767,059
                                                                 -------                             -------
Dilutive potential common shares                                 163,645                             767,059
                                                                 -------                             -------

Adjusted weighted average shares
     [denominator]                                             6,408,600                           7,233,736
                                                               =========                           =========

     Per share                                                     $0.11                               $0.17
                                                                   =====                               =====


3. MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At March 31, 1999 management had made the determination that $140,116,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity, $140,662,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral and $72,883,000 of mortgage loans are held as collateral for mortgage backed bonds. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity, CMO collateral and collateral for mortgage backed bonds are reported at cost.

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

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest income is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Held for sale

The following table summarizes the Company's single-family mortgage loan pools, held for sale which are carried at the lower of cost or market (dollars in thousands):

                                                      MARCH 31, 1999                   DECEMBER 31, 1998
                                                      --------------                   -----------------
Mortgage Loans                                       Cost            Mix               Cost              Mix
                                                     ----            ---               ----              ---
  Fixed rate                                        $47,302          34.24%           $93,615            36.93%
  Adjustable rate (2)                                90,845          65.76%           159,901            63.07%
                                                   --------         ------          ---------           ------
    Subtotal                                        138,147         100.00%           253,516           100.00%
                                                                    ======                              ======
  Net premiums, discounts
    and deferred costs                                2,131                            3,567
  Loan loss provision                                  (162)                            (250)
                                                   --------                         --------

  Carrying value                                   $140,116                         $256,833
                                                   ========                         ========


The following table summarizes certain characteristics of the Company's single-family fixed rate and adjustable rate mortgage loans, held for sale portfolio (dollars in thousands):

                                                   MARCH 31, 1999
                           ------------------------------------------------------------------------------
                           Carrying Value             Principal              Weighted          Weighted
                            of Mortgage               Amount of            Average Net          Average
                               Loans               Mortgage Loans             Coupon         Maturity (1)
                               -----               --------------             ------         ------------
Fixed rate                     $48,681                 $47,302                 8.612%             144
Adjustable rate                 91,435                  90,845                 7.319%             240
                              --------                --------                 -----              ---
                              $140,116                $138,147                 7.762%             207
                              ========                ========                 =====              ===


The adjustable rate mortgage loans at March 31, 1999 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.71%.

                                               DECEMBER 31, 1998
                         -------------------------------------------------------------------------------
                         Carrying Value          Principal              Weighted              Weighted
                          of Mortgage            Amount of            Average Net             Average
                             Loans             Mortgage Loans            Coupon             Maturity (1)
                             -----             --------------            ------             ------------
Fixed rate                  $95,763               $93,615                8.545%                   187
Adjustable rate             161,070               159,901                7.542%                   264
                           --------              --------                -----                    ---
                           $256,833              $253,516                7.912%                   235
                           ========              ========                =====                    ===

The adjustable rate mortgage loans of December 31, 1998 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%

(1) Weighted average maturity reflects the number of months until maturity.

(2) The adjustable rate mortgage loans include $25,060,489 and $31,856,949 of hybrid mortgage loans which allow the coupon interest rate to change at one specified time during the life of the loan.

Held to maturity

The following table summarizes the Company's single-family mortgage loans, held to maturity which are carried at cost (dollars in thousands):


                              MARCH 31, 1999                   DECEMBER 31, 1998
                              --------------                   -----------------
Mortgage Loans
  Fixed rate                         --                             $67,515
  Adjustable rate                    --                                 144
                                    ---                             -------
    Subtotal                         --                              67,659
  Net premiums and
    deferred costs                   --                               1,878
  Loan loss provision                --                                 (42)
                                    ---                             -------
  Carrying value                     --                             $69,495
                                    ===                             =======

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

The average effective yield, which includes the amortization of net premium, discounts and certain deferred costs for the three months ended March 31, 1999 on the total mortgage loan portfolio was 7.092%.

CMO collateral

In March 1999, the Company completed its first 1999 CMO securitization transaction. $138,357,000 of single family fixed and adjustable rate residential loans (par value) were assigned as collateral for the Company's CMO security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of CMOs. All mortgage loans held as CMO collateral are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as CMO collateral are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments.

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral, which are carried at cost (dollars in thousands):

                                        March 31, 1999
                                        --------------
          Mortgage Loans
               Fixed rate                   $ 98,984
               Adjustable rate                37,201
                                            --------
                    Subtotal                 136,185
          Net premiums, discounts
               and deferred costs              2,496
          Loan loss provision                   (177)
                                            --------

          Carrying value                    $138,504
                                            ========

The following table summarizes certain characteristics of the Company's single-family fixed and adjustable rate mortgage loans held as CMO collateral (dollars in thousands):


                    Carrying Value      Principal Amount        Weighted            Weighted
                       of CMO               of CMO               Average             Average
                     Collateral           Collateral           Net Coupon          Maturity(1)
                    --------------      ----------------       ----------          -----------
Fixed rate            $100,670             $ 98,984               8.229%                246
Adjustable rate         37,834               37,201               7.147%                320
                      --------             --------               -----                 ---
                      $138,504             $136,185               7.933%                266
                      ========             ========               =====                 ===

The adjustable rate mortgage loans at March 31, 1999 had various reference rate indexes with a weighted average 19 month repricing period and a weighted average net life cap of 12.83%.

(1) Weighted average maturity reflects the number of months until maturity.

The average effective yield, which includes the amortization of net premiums, discounts and certain deferred costs, for the three months ended March 31, 1999 on the CMO collateral was 7.054%.

Collateral for mortgage backed bonds

In April 1998 the Company issued its first REMIC (real estate mortgage investment conduit) security. $102,977,000 of single family fixed rate residential loans (par value) were assigned as collateral for the Company's mortgage backed bond (REMIC) security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for mortgage backed bonds are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as collateral for mortgage backed bonds are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments.

The following table summarizes the Company's single-family fixed rate mortgage loan pools held as collateral for mortgage backed bonds, which are carried at cost (dollars in thousands):

Mortgage loans                   MARCH 31, 1999                   DECEMBER 31, 1998
                                 --------------                   -----------------
  Fixed rate                         $71,207                           $79,812
  Net premiums and
    deferred costs                     1,771                             1,934
  Loan loss provision                    (95)                              (80)
                                     -------                           -------
  Carrying value                     $72,883                           $81,666
                                     =======                           =======

The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for mortgage backed bonds (dollars in thousands):

                                           MARCH 31, 1999
                                           --------------
      Carrying Value             Principal Amount
     of Collateral for             of Collateral                Weighted                   Weighted
      Mortgage Backed              for Mortgage                  Average                    Average
           Bonds                   Backed Bonds                Net Coupon                Maturity (1)
           -----                   ------------                ----------                ------------
          $72,883                     $71,207                    7.777%                       228
          =======                     =======                    ======                       ===
                                           DECEMBER 31, 1998
                                           -----------------
      Carrying Value             Principal Amount
     of Collateral for             of Collateral                Weighted                   Weighted
      Mortgage Backed              for Mortgage                  Average                    Average
           Bonds                   Backed Bonds                Net Coupon                Maturity (1)
           -----                   ------------                ----------                ------------
          $81,666                     $79,812                    7.787%                       231
          =======                     =======                    ======                       ===

(1) Weighted average maturity reflects the number of months remaining until maturity.

The average effective yield, which includes amortization of net premiums, discounts and deferred costs, for the three months ended March 31, 1999 was 6.680%.

4. MORTGAGE SECURITIES

The Company's policy is to generally classify its mortgage securities as available-for-sale as they are acquired and each asset is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held to maturity. Management reevaluates the classification of the mortgage securities on a quarterly basis. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities classified as held to maturity are carried at the fair value of the security at the time the designation is made. Any fair value adjustment is reflected as a separate component of stockholders' equity and as a cost adjustment of the mortgage security as of the date of the classification and is amortized into interest income as a yield adjustment.

The Company makes periodic evaluations of all mortgage securities to determine whether an other-than-temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis shall not be changed for further increase in market value; however, further increases in market value will be reflected separately in the equity section of the Company's balance sheet.

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

At March 31, 1999, the Company had $ 67,854,000 of fixed rate mortgage securities classified as available for sale. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes the Company's mortgage securities classified as available for sale which are carried at their fair value (dollars in thousands):

                                March 31, 1999
                                --------------
                                                     Mix
                                                     ---

     Amortized cost:
       FNMA certificates(a)         $ 3,054          4.35%
       FNMA certificates(b)          52,280         74.47%
       Private placement notes(c)    14,864         21.18%
                                    -------        ------
     Total amortized cost            70,198        100.00%
                                                   ======
       Gross unrealized loss         (2,344)
                                    -------
     Fair value                     $67,854
                                    =======

                               December 31, 1998
                               -----------------
                                                     Mix
                                                     ---
     Amortized cost:
       FNMA certificate(a)          $ 3,425          4.48%
       FNMA certificate(b)           56,216         73.58%
       Private placement notes(d)    16,758         21.94%
                                    -------        ------
     Total amortized cost            76,399        100.00%
       Gross Unrealized loss         (2,399)       ======
                                    -------
     Fair value                     $74,000
                                    =======

(a) Represents one FNMA certificate with a fixed coupon interest rate of 9.00% purchased from a "Wall Street" dealer firm. This certificate generates normal principal and interest remittances to the Company on a monthly basis.

(b) Represents 31 fixed rate FNMA certificates that the Company received (swapped) for a like amount of fixed rate mortgage loans in December 1998. The coupon interest rates range from 6.00% to 10.50%. These certificates generate normal principal and interest remittances to the Company on a monthly basis.

(c) Represents six investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from an affiliate, HCP-2, in a private placement offering in October 1998. The interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At March 31, 1999 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.145% on a notional balance of $227,614,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $124,532,000.

(d) Represents nine investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from HCP-2 in a private placement offering in October 1998. The interest rates on the investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At December 31, 1998 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $143,666,000.

Held to maturity

At March 31, 1999, the Company had $3,756,000 of fixed rate mortgage securities classified as held to maturity. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following tables summarize the Company's fixed rate mortgage securities classified as held to maturity, which are carried at cost (dollars in thousands):

                                   MARCH 31, 1999
Amortized cost:
  Private placement notes(a)           $3,846
  Loan loss provision                     (90)
                                       ------
Total cost                             $3,756
                                       ======


                                   DECEMBER 31, 1998

Amortized cost:
  Private placement notes(b)          $4,478
                                       ======

(a) Represents six below investment grade notes and three principal only notes purchased from an affiliate, HCP-2, in October 1998. The coupon interest rates on the below investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.

(b) Represents nine below investment grade notes and three principal only notes purchased from an affiliate, HCP-2, in October 1998. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.

The average effective yield, which includes amortization of net premiums and deferred costs, for the three months ended March 31, 1999 on the combined available for sale and held to maturity mortgage securities portfolio was 8.784%.

The proceeds and gross realized gain from sales of mortgage securities in March 1999 was as follows (dollars in thousands):


                                                                                       Realized
                                                   Proceeds                              Gain
                                                   --------                            --------
Private placement notes (a)                         $2,249                               $163
                                                    ======                               ====

(a) Relates to the sale of six private placement notes acquired from HCP-2 in October 1998.

5. LOAN LOSS PROVISION

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss provision for the following periods (dollars in thousands):

                                   THREE MONTHS             THREE MONTHS
                                  ENDED MARCH 31,          ENDED MARCH 31,
                                       1999                      1998
                                  ---------------          ---------------
Balance - beginning of period           $373                      $18
Loan loss provision                      119                       51
Transfers/sales                           39                       --
Charge-offs                               (6)                      --
                                  ---------------          ---------------
Balance - end of period                 $525                      $69
                                  ===============          ===============

6. EQUITY INVESTMENTS

Hanover records its investment in HCP and HCP-2 on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP and HCP-2, respectively. Summarized financial information for HCP and HCP-2 is detailed below:

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)
                                   (unaudited)


                                                                      MARCH 31,              DECEMBER 31,
                                                                        1999                    1998
                                                                        ----                    ----
ASSETS

CURRENT ASSETS:
  Cash                                                                   $360                   $635
  Receivables from related parties                                        187                    517
  Other current assets                                                    851                    672
                                                                       ------                 ------
       Total current assets                                             1,398                  1,824
PROPERTY AND EQUIPMENT - Net                                              135                    141
INCOME TAX RECEIVABLE                                                      --                    220
OTHER ASSETS                                                            1,072                    930
                                                                       ------                 ------
TOTAL ASSETS                                                           $2,605                 $3,115
                                                                       ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $521                   $467
  Note payable to related party                                           603                    713
  Other current liabilities                                                76                    110
                                                                       ------                 ------
Total current liabilities                                               1,200                  1,290
                                                                       ------                 ------

STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000 shares
    authorized, 97,000 shares outstanding                                   1                      1
  Common stock:
  Class A: $.01 par value, 5,000 shares authorized,
    3,000 shares outstanding                                               --                     --
Additional paid-in capital                                              2,840                  2,840
Retained  (deficit)                                                    (1,436)                (1,016)
                                                                       ------                 ------
Total stockholders' equity                                              1,405                  1,825
                                                                       ------                 ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $2,605                 $3,115
                                                                       ======                 ======

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                     THREE MONTHS        THREE MONTHS
                                                        ENDED                ENDED
                                                   MARCH 31, 1999      MARCH 31, 1998
                                                   --------------      --------------
REVENUES:
  Due diligence fees                                        $ 884              $1,076
  Mortgage sales and servicing                                 72                 571
  Loan brokering and other income                             226                 183
                                                            -----              ------
     Total revenues                                         1,182               1,830
                                                            -----              ------
EXPENSES:
  Personnel expense                                         1,287               1,288
  General and administrative expense                          155                 165
  Other expenses                                              266                 292
  Interest expense                                             14                  31
  Depreciation and amortization                                20                  28
                                                            -----              ------
     Total expenses                                         1,742               1,804
                                                            -----              ------

INCOME (LOSS) BEFORE INCOME
  TAX  PROVISION (BENEFIT)                                   (560)                 26

INCOME TAX PROVISION (BENEFIT)                               (140)                 14
                                                            -----              ------
NET INCOME (LOSS)                                           $(420)                $12
                                                            =====              ======

HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence, mortgage and investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation, is an originator and servicer of multifamily mortgage loans. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc., is a registered broker/dealer with the Securities and Exchange Commission.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands, except as noted)
                                   (unaudited)

ASSETS                                                                               MARCH 31,
                                                                                       1999
                                                                                       ----
Mortgage loans:
     Collateral for mortgage backed bonds                                            $266,200
Accrued interest receivable                                                             1,621
Deferred financing costs                                                                2,956
                                                                                     --------
TOTAL ASSETS                                                                         $270,777
                                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgage backed bonds                                                                $263,496
Accrued interest payable                                                                1,621
Due to related parties                                                                    346
                                                                                     --------
            Total liabilities                                                         265,463
                                                                                     --------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01
     authorized, 9,900 shares; issued
     and outstanding, 9,900 shares                                                         --
Common stock, par value $.01
     authorized, 100 shares; issued and
     outstanding, 100 shares                                                               --
Additional paid-in-capital                                                             14,319
Retained (deficit)                                                                     (9,005)
                                                                                     --------
            Total stockholders' equity                                                  5,314
                                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                                          $270,777
                                                                                     ========

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                                 1999
                                                            ---------------

REVENUES:
  Interest income                                                $4,827
  Interest expense                                                5,299
                                                                 ------
      Net interest expense                                         (472)

EXPENSES:
  Operating                                                           1
                                                                 ------
NET (LOSS)                                                       $ (473)
                                                                 ======


Hanover Capital Partners 2, Inc. was formed to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization. Hanover SPC-2, Inc., a wholly owned subsidiary of Hanover, was incorporated for the sole purpose of selling certain investment grade and subordinated securities to certain wholly-owned subsidiaries of Hanover.

REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts. At March 31, 1999 the Company had a total of $365 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with three lenders. All borrowings pursuant to the master repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 70 basis points to LIBOR plus 125 basis points. The lender will typically finance an amount equal to 80% to 97% of the market value of the pledged collateral (mortgage loans) depending on certain characteristics of the collateral (delinquencies, liens, aging, etc.). The reverse repurchase agreement financing rates for mortgage securities, accomplished through individual Public Securities Associates (PSA) agreements, bear interest rates that vary from LIBOR to LIBOR plus 150 basis points. The lender will typically finance an amount equal to 60% to 97% of the market value of the mortgage securities, depending on the nature of the collateral.

At March 31, 1999 the Company had outstanding borrowings on mortgage loans of $134,508,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 5.883% and a weighted average remaining maturity of less than one month. The reverse repurchase financing agreements at March 31, 1999 were collateralized by mortgage loans with a cost basis of $139,066,000.

The Company also uses the above repurchase agreement financing to finance a portion of the collateral for mortgage backed bonds. At March 31, 1999, the Company had outstanding borrowings on these mortgage assets of $1,631,000 with a weighted average borrowing rate of 5.961% and a weighted average remaining maturity of less than one month. The reverse repurchase financing agreements at March 31, 1999 were collateralized by mortgage assets with a cost basis of $2,473,000.

At March 31, 1999, the Company had outstanding mortgage securities reverse repurchase agreement financing of $57,270,000 with a weighted average borrowing rate of 4.932% and a remaining maturity of less than one month. The repurchase agreement financing at March 31, 1999 was collateralized by mortgage securities with a cost basis of $59,558,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at March 31, 1999:

             Committed               Uncommitted              Maturity Date
             ----------              ------------             -------------
                 --                   $15 million                  (a)
            $100 million              100 million               March 2000
             150 million                   --                    June 1999

(a) The lender did not extend the term of the master reverse repurchase agreement at the maturity date (September 1998) but has agreed to continue to provide uncommitted financing to the Company for an unspecified short-term period.

Information pertaining to reverse repurchase agreement financing as of and for the three months ended March 31, 1999 is summarized as follows (dollars in thousands):


                                                                       Collateral
                                                     Mortgage         for Mortgage       Mortgage
Reverse Repurchase Agreements                        Loans (a)        Backed Bonds      Securities
-----------------------------                        ---------        ------------      ----------
Balance at end of period                             $134,508            $1,631           $57,270
Average balance during the period                    $225,836            $1,730           $60,458
Average interest rate during the period                 6.337%            6.246%            5.060%
Maximum month-end balance during the
 period                                              $283,837            $1,739           $61,336

Collateral Underlying the Agreements
------------------------------------
Balance at end of period-carrying value              $139,066            $2,473           $59,558



8. COLLATERALIZED MORTGAGE OBLIGATION BORROWINGS

The Company issued its first CMO borrowing secured by fixed rate and adjustable rate mortgage loans in March 1999. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMO as of and for the three months ended March 31, 1999 is summarized as follows (dollars in thousands):

                                                           CMO
                                                           ---
Balance at end of period                                $130,095
Average balance during the period                         27,465
Average interest rate during the period                    6.894%
Interest rate at end of period                             6.894%
Maximum month-end balance during
   the period                                           $132,253

CMO Collateral
--------------
Balance at end of period - carrying balance             $138,504

9. MORTGAGE BACKED BONDS

The Company, through a wholly owned subsidiary, Hanover Capital SPC, Inc., issued non-recourse debt in the form of mortgage backed bonds in April 1999. Borrower remittances received on the collateral for mortgage backed bonds are used to make payments on the mortgage backed bonds. The obligations under the mortgage backed bonds are payable solely from the collateral for mortgage backed bonds and are otherwise non-recourse to the Company. The maturity of the bonds is directly affected by the rate of principal prepayments on the related collateral. The bonds are subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 20% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of mortgage backed bonds is likely to occur earlier than its stated maturity.

Information pertaining to mortgage backed bond financing as of and for the three months ended March 31, 1999 is summarized as follows (dollars in thousands):

                                                  Mortgage
                                                Backed Bonds
                                                ------------
Balance at end of period                           $68,766
Average balance during the period                  $70,892
Average interest rate during period                  6.924%
Interest rate at end of period                       6.900%
Maximum month-end balance during the
 period                                            $72,754

Collateral for Mortgage Backed Bonds
Balance at end of period - carrying value          $72,883

10. AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The consolidated statement of operations of the Company for the three months ended March 31, 1999 includes management and administrative expenses of $194,000 and due diligence expenses of $63,000 relating to billings from HCP. The consolidated statement of operations of the Company for the three months ended March 31, 1998 included management and administrative expenses of $161,000, due diligence expenses of $175,000 and commissions of $125,000 relating to billings from HCP. At March 31, 1999 the consolidated balance sheet of the Company included amounts due from HCP-2 and HCP of $346,000 and $19,000, respectively. The consolidated balance sheet also reflected an amount payable to a subsidiary of HCP of $7,000 at March 31, 1999.

Notes receivable from related parties are detailed below (dollars in thousands)

                              MARCH 31,      DECEMBER 31,
                                1999            1998
                              ---------      ------------
Loans to principals(a)(b)       $3,123           $3,180
Loans to HCP                       603              713
                              ---------      ------------
                                $3,726           $3,893
                              =========      ============

(a) The Principals are the four most senior officers/stockholders of Hanover.

(b) In March 1999, Hanover agreed to amend certain notes receivable (aggregating $1,203,880 from the Principals that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principals' voluntary termination of employment.

11. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. The repurchases will be made from time to time in open market transactions. During the three months ended March 31, 1999 the Company repurchased 195,000 shares of its common stock at an average price of $5.04 for a total cost of $982,000. Through March 31, 1999 the Company had repurchased a total of 341,900 shares of its common stock at an average price of $6.81 per share for a total cost of $2,328,000.

12. GAIN ON SALE OF SERVICING RIGHTS

On March 31, 1999 Hanover entered into an agreement to sell the servicing rights on approximately $145 million of single-family mortgage loans. The total gain on the sale of mortgage servicing rights was $574,000. A portion of the gain, ($342,000) relating to mortgage loans that were previously securitized, was recognized in the first quarter of 1999. The balance of the gain ($232,000) relating to mortgage loans classified as held for sale, was deferred and will be amortized into interest income over the lives of the mortgage loans using the effective yield method until the mortgage loans are either sold or securitized.


13. SUBSEQUENT EVENTS

On April 19, 1999 Hanover purchased an additional 300,000 shares of its common stock at a cost of $1,253,000 ($4.18 per share) pursuant to the stock repurchase program initiated in July 1998.

On April 22, 1999 the Board of Directors of Hanover declared a cash dividend of $0.20 per share for the first quarter of 1999 payable on May 17, 1999 to stockholders of record as of May 7, 1999.

On May 4, 1999 Hanover executed a $50 million committed master reverse repurchase agreement with a new lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover has four wholly-owned bankruptcy remote limited purpose finance subsidiaries organized to complete certain mortgage loan securitization transactions in 1998 and 1999. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") and its unconsolidated subsidiaries is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein,
(iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations and (iv) originate, hold, sell and service multifamily loans and commercial loans.

The Company's principal business objective is to generate increasing earnings and dividends for distribution to its stockholders. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. Hanover Capital Mortgage Corporation ("HCMC") originates multifamily mortgage loans and commercial mortgage loans for government sponsored and private mortgage conduits. Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. Taxable affiliates of Hanover, however, are subject to Federal and state income tax. Hanover has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

         Listed below are the wholly-owned subsidiaries of Hanover:

                               Name                   Date Acquired
                               ----                   -------------
               Hanover Capital SPC, Inc. (a)          March 24, 1998
               Hanover QRS-1 98-B, Inc.               October 16, 1998
               Hanover QRS-2 98-B, Inc.               October 19, 1998
               Hanover SPC-A, Inc.                    March 11, 1999



         Listed below are the unconsolidated subsidiaries of Hanover:

               Name                                   Date Acquired
               ----                                   -------------
               Hanover Capital Partners Ltd. (b)      September 17, 1997
               Hanover Capital Partners 2, Inc.       October 7, 1998

         (a) Hanover Capital Repo Corp. is a wholly-owned subsidiary of Hanover Capital SPC, Inc.

         (b) Hanover Capital Mortgage Corporation and Hanover Capital Securities, Inc. are wholly-owned subsidiaries of Hanover Capital Partners Ltd.


         The Company's generation of net income is dependent upon (i) the spread between interest earned on its investment portfolio and the cost of borrowed funds to finance the investment portfolio; and (ii) the aggregate amount of the investment portfolio on the Company's balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates increasing net income in a variety of interest rate and prepayment rate environments and preserves the equity base of the Company. The Company's primary strategy for its mortgage loan investment portfolio entails (1) efficient acquisition pricing of mortgage loans, (2) financing in the short term by reverse repurchase agreements or lines of credit, (3) hedging in the short term to offset potential adverse effects of changes in interest rates, (4) stratifying and segregating mortgage loans in securitizations to replace short term financing with collateralized mortgage obligations (CMO), real estate mortgage investment conduits (REMIC) or other types of long term debt financing, thereby eliminating the majority of refinancing and interest rate risk and (5) retaining certain residual interests of the securitization resulting in increased yields .

 .

Interest Rate Sensitivity

Mortgage Loan Assets

         The Company's mortgage loan assets are classified into two subcategories, fixed rate loans and adjustable rate loans, and further classified as mortgages held for sale vs. mortgages held to maturity. The financing of these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) is accomplished with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. The unsecuritized mortgage assets held by the Company at March 31, 1999 were a combination of adjustable rate mortgage ("ARM") loans (65.8%) and fixed rate mortgage loans (34.2%). The yield on the fixed rate mortgage loans would not be affected by changes in interest rates. The ARM loans would be affected by interest rate changes depending upon repricing frequencies, indexes and interest caps. There were no significant coupon interest rate adjustments on the ARM pools during the first quarter of 1999. The Company's greatest interest rate volatility risk relates to its repo financing. The Company's repo financing agreements at March 31, 1999 were indexed to LIBOR plus a spread of 70 to 125 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

         Interest income on the mortgage portfolio is also negatively affected by prepayments on mortgage loan pools purchased at a premium and positively impacted by mortgage loan pools purchased at a discount. The Company assigns an anticipated prepayment speed to each mortgage pool at the time of purchase and records the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, the Company will adjust the anticipated prepayment speeds accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income. Based on management's evaluation of the prepayment speeds relating to the mortgage loan pools, no such adjustment was deemed necessary for the first quarter ended March 31, 1999. Increases in delinquency rates and defaults by borrowers on their mortgages can also negatively impact the Company's net interest income. The Company monitors delinquencies and defaults in its mortgage loan portfolio in three categories: government, conventional and uninsured. It adjusts its loan loss provision policy and non-interest accrual policy in accordance with changes in the delinquency and default trends.

         Hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains ("Hedging Gains") and losses ("Hedging Costs") along with the other related hedging costs are amortized over the estimated life of the asset or liability. The Company only hedges its fixed rate mortgage portfolio and certain repo exposure. The hedging program in place at March 31, 1999 included only the hedging of certain repo liabilities with interest rate caps. The Company's customary hedging of fixed rate mortgage loan pools by selling short similar duration matched Agency securities, usually for 30 to 60 day periods, was deemed to be unnecessary at March 31, 1999 due to the relatively low principal balance of fixed rate mortgage loans held for sale. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Hedging Gains on fixed mortgage pools were $83,000 in the first quarter of 1999. Total unamortized Hedging Costs on mortgage loans held for sale at March 31, 1999 were $397,000. As of March 31, 1999 the estimated fair market value of these previously hedged assets was slightly higher than the book value of these assets.

Securitized Mortgage Loan Assets

         With respect to the match funding of assets and liabilities, the collateral for mortgage backed bonds, which was accounted for as a financing transaction for GAAP, was composed totally of fixed rate mortgage loans ($72,883,000) at March 31, 1999. The primary financing for this asset category is the mortgage backed bonds ($68,766,000) and to a much lesser extent repo agreements ($1,631,000). Only the repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the mortgage backed bonds locks in long-term financing and thereby eliminates interest rate risk.

         Fixed and adjustable rate mortgage loans of $138,504,000 collateralize the CMO borrowing of $130,095,000 at March 31, 1999. The financing provided by the CMO borrowing also locks in long-term financing and thereby eliminates interest rate risk.

Mortgage Securities


         At March 31, 1999 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes generate monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

         Certain of the mortgage securities are financed with repo agreements indexed to LIBOR at March 31, 1999, and as such any increase in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                    THREE MONTHS
                                                        ENDED
                                                      MARCH 31,
                                                      ---------
                                              1999              1998
                                              ----              ----
Net interest income                           $2,051             $2,159
Loan loss provision                            (119)               (51)
Gain on sale of servicing rights                 342                 --
Gain on sale of mortgage securities              163                 --
                                              ------             ------

     Total revenues                            2,437              2,108
Expenses                                         825                854
                                              ------             ------
Operating income                               1,612              1,254

Equity in (loss) of unconsolidated
subsidiaries                                   (876)                (6)
                                              ------             ------

Net income                                     $ 736             $1,248
                                              ======             ======

Basic earnings per share                      $ 0.12             $ 0.19
                                              ======             ======

Dividends declared per share  (a)             $ 0.20              $0.21
                                              ======              =====

(a) The dividends relating to the three months ended March 31, 1999 were declared on April 22, 1999.

         The Company recorded net income of $736,000 or $0.12 per share based on 6,244,955 weighted shares of common stock outstanding for the quarter ended March 31, 999 compared to net income of $1,248,000 or $0.19 per share based on 6,466,677 weighted shares of common stock outstanding for the same period in 1998. Total revenues for the three months ended March 31, 1999 were $2,437,000 as compared to $2,108,000 for the three month period ended March 31, 1998 (an increase of 15.6%). The first quarter 1999 revenues were bolstered by the gain on sale of mortgage servicing rights ($342,000) and the gain on sale of mortgage securities ($163,000).

         Operating expenses for the first quarter of 1999 ($825,000) and the first quarter of 1998 ($854,000) remained fairly constant in total but fluctuated fairly significantly in certain expense categories (due diligence, commissions and legal and professional).

         The most significant difference between the first quarter of 1999 and the first quarter of 1998 related to the amounts recorded as net loss from unconsolidated subsidiaries. The net loss from unconsolidated subsidiaries was $876,000 and $6,000 for the periods ended March 31, 1999 and 1998, respectively.

         The table below highlights the Company's historical trends and components of return on average equity.

              COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                           Gain (loss) on                     Equity in
                           Net Interest       Sale of       Operating       Earnings (Loss)      Annualized
        For the               Income/         Assets/       Expenses/       of Subsidiaries/     Return on
    Quarter Ended             Equity          Equity         Equity             Equity             Equity
    -------------             ------          ------         ------             ------             ------
June 30, 1997 (2)              0.00%           0.00%          0.00%              0.00%              0.00%
September 30, 1997 (3)         4.85%           0.00%          3.59%              0.97%              2.23%
December 31, 1997              7.71%           0.18%          4.26%             (1.41%)             2.22%
March 31, 1998                10.78%           0.00%          4.37%             (0.03%)             6.38%
June 30, 1998                  3.47%          (0.25%)         5.00%             (1.50%)            (3.28%)
September 30, 1998             8.23%           0.00%          4.89%             (1.52%)             1.82%
December 31, 1998             11.12%         (32.76%)         7.55%             (4.89%)           (34.08%)
March 31, 1999                11.36%           2.97%          4.85%             (5.15%)             4.33%

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

     The following table reflects the average balances for each major category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the periods shown below (dollars in thousands):


                                          QUARTER ENDED          QUARTER ENDED
                                          MARCH 31, 1999         MARCH 31, 1998
                                        --------------------------------------------
                                        Average    Effective    Average    Effective
                                        Balance      Rate       Balance      Rate
                                        -------    ---------    -------    ---------
Interest Earning Assets
  Mortgage loans (1)                    $246,329     7.092%    $216,275      7.410%
  CMO collateral (2)                      48,138     7.054%
  Collateral for  mortgage backed
      bonds (2)                           76,646     6.680%
  Mortgage securities (2)                 75,887     8.784%     334,722      6.116%
                                        ------------------------------------------
                                        $447,000     7.304%    $550,997      6.624%
                                        ==========================================

Interest Bearing Liabilities
  Reverse repurchase borrowings on
    mortgage loans                      $225,835     6.432%    $166,881      6.318%


  CMO borrowing                           27,465     6.710%
  Mortgage backed bonds                   70,892     6.943%
  Reverse repurchase borrowings on
    CMO collateral                        16,464     5.926%

  Reverse repurchase borrowings on
      collateral for  mortgage
      backed bonds                         1,730     6.246%
  Reverse repurchase borrowings on
      mortgage securities                 60,458     5.092%     324,305      5.597%
                                        ------------------------------------------
                                        $402,844     6.318%    $491,186      5.842%

Net Interest Earning Assets              $44,156                $59,811
                                        ========                =======

Net Interest Spread                                  0.986%                  0.782%
                                                    ======                  ======

Yield on Interest Earning Assets (3)(4)             16.303%                 13.046%
                                                    ======                  ======


(1) Includes mortgage loans held for sale and mortgage loans held to maturity. Loan loss provisions are excluded in the above calculations.

(2) Loan loss provisions are excluded in the above calculations.

(3) Yield on Net Interest Earning Assets is computed by dividing the applicable net interest income by the average daily balance of Net Interest Earning Assets.

(4) This table does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest income of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the table on page 30 that reflects the Company's combined overall yield.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1999 was $2,051,000 compared to net interest income of $2,159,000 for the three months ended March 31, 1998. The following table reflects net interest income generated for each period (dollars in thousands):

                                                    QUARTER           QUARTER
                                                     ENDED             ENDED
                                                   MARCH 31,         MARCH 31,
                                                     1999               1998
                                                   ---------         ---------
Mortgage loans                                        $736             $1,371
CMO collateral                                         144                 --
Collateral for mortgage backed  bonds                   22                 --
Mortgage securities - Created                          888                 --
                                                     -----              -----
Core business - subtotal                             1,790              1,371
                                                     -----              -----
                                                        --                 --
Mortgage securities - Purchased                         10                580
Other                                                  251                208
                                                    ------             ------
Total                                               $2,051             $2,159
                                                    ======             ======


     The following table reflects the average balances for each major category of the Company's core business interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the periods shown below (dollars in thousands):


                                             QUARTER ENDED              QUARTER ENDED
                                            MARCH 31, 1999              MARCH 31,1998
                                      ---------------------------------------------------
                                         Average      Effective     Average     Effective
                                         Balance        Rate        Balance        Rate
                                         -------        ----        -------        ----
Interest Earning Assets
  Mortgage loans                        $246,329        7.092%     $216,275       7.410%
  CMO collateral                          48,138        7.054%
  Collateral for  mortgage                76,646        6.680%
   backed bonds
  Mortgage securities                     72,619        8.902%
                                      -------------------------------------------------
                                        $443,732        7.313%     $216,275       7.410%
                                      =================================================

Interest Bearing Liabilities
   Reverse repurchase borrowings on
      mortgage loans                    $225,835        6.432%     $166,881       6.318%
  CMO borrowing                           27,465        6.710%
   Mortgage backed bonds                  70,892        6.943%
   Reverse repurchase borrowings on
      CMO collateral                      16,464        5.926%
   Reverse repurchase borrowings on
      collateral for mortgage
      backed bonds                         1,730        6.246%
   Reverse repurchase borrowings on
      mortgage securities                 57,308        5.095%
                                      -------------------------------------------------
                                        $399,694        6.328%     $166,881       6.318%
                                      =================================================

Net Interest Earning Assets             $ 44,038                   $ 49,394
                                         =======                   ========

Net Interest Spread                                     0.985%                    1.092%
                                                       =======                   ======

Yield on Interest Earning  Assets                      16.250%                   11.099%
                                                       =======                   ======

Yield on Interest Earning Assets
     [after adjustment to include net
      interest income and capital (net
      interest earning assets) of HCP-2]               10.580%                   11.099%
                                                       =======                   ======

Core business - mortgage loans

     Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during the three months ended March 31, 1999 and 1998, respectively, is detailed below (dollars in thousands):


                                                 QUARTER              QUARTER
                                                  ENDED                ENDED
                                                MARCH 31,            MARCH 31,
                                                   1999                 1998
                                                ---------            ---------
Mortgage Loans
Average asset balance                           $246,329             $216,275
Average  repo balance                            225,835              166,881
                                                --------             --------
Net interest earning assets                      $20,494              $49,394
                                                ========             ========

Average leverage ratio                            91.680%              77.161%
                                                ========             ========

Effective interest income rate                     7.092%               7.410%
Effective interest expense rate                    6.432%               6.318%
                                                --------             --------

Net interest spread                                0.660%               1.092%
                                                ========             ========

Interest income                                   $4,367               $4,006
Interest expense                                   3,631                2,635
                                                --------             --------

Net interest income                             $    736               $1,371
                                                ========             ========

Yield on net interest earning assets              14.369%              11.099%
                                                ========             ========


     The Company's core business of acquiring single-family seasoned mortgage loans and holding the loans prior to making a determination as to whether the mortgage loans will be securitized generated net interest income of $736,000 in the first quarter of 1999 compared to $1,371,000 in the first quarter of 1998.

     The Company did not purchase any mortgage loans in the first quarter of 1999. In the same period during 1998 the Company purchased $262 million (par value) of mortgage loans. Hanover did, however, complete its third securitization transaction (par value of $138,357,000) in March 1999; these assets were thereafter classified as CMO collateral. The average leverage ratio increased substantially from the first quarter of 1998 to the first quarter of 1999, as the Company had less available capital to use for the purchase and holding of mortgage loans in 1999. The use of less leverage contributed to greater net interest income generated in the first quarter of 1998 as compared to the like period in 1999 and to a lower yield on the net interest earning assets. The net interest spread decreased by 39.6% (from 1.092% to 0.660%). The decrease in net interest spread is attributable to (i) higher prepayment speeds (20% to 25% in the first quarter of 1999) resulting in increased amortization of premiums, (ii) increase in non-accrual of interest income on delinquent mortgage loans, (iii) securitizing higher rated coupon mortgage loans and (iv) the effects of a short term reverse repurchase agreement financing source with interest rates in excess of 8.0% for the period from January 1, 1999 through early February when this credit line was refinanced.

     Core business - CMO collateral

     Net interest income generated from the CMO collateral during the first quarter of 1999 is detailed below:

                                                    QUARTER
                                                     ENDED
                                                   MARCH 31,
CMO Collateral                                        1999
--------------                                        ----
Average asset balance                               $48,138
Average CMO borrowing balance                        27,465
Average repo balance                                 16,464
                                                    -------
Net interest earning assets                         $ 4,209
                                                    =======

Average leverage ratio                               91.256%
                                                    =======
Effective interest income rate                        7.054%
Effective interest expense rate                       6.416%
                                                    -------
Net interest spread                                   0.638%
                                                    =======
Interest income                                        $849
Interest expense                                        705
                                                    -------
Net interest income                                    $144
                                                    =======
Yield on net interest earning assets                 13.711%
                                                    =======

     In March 1999, the Company securitized $138,537,000 (par value) of mortgage loans. The securitization was accomplished in a grantor/owner trust format (CMO) which entailed the creation of a wholly-owned subsidiary, Hanover SPC-A, Inc. The transaction was accounted for as a financing for both book and tax accounting purposes.

     In a financing, the Company continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The sole source of financing for these mortgage loans was the CMO borrowing. This financing represents the liability for certain investment grade mortgage notes issued by the Company - $130,095,000 at March 31, 1999. The interest expense on this financing represents the coupon interest amount to be paid to those note holders.

Core business - collateral for mortgage backed bonds

     Net interest income generated from collateral for mortgage backed bonds during the first quarter of 1999 is detailed below (dollars in thousands):

                                               QUARTER
                                                ENDED
                                               MARCH 31,
                                                1999
                                              --------
Collateral for mortgage backed bonds
Average asset balance                         $ 76,646
Average mortgage backed bonds  balance          70,892
Average  repo balance                            1,730
                                              --------
Net interest earning assets                   $  4,024
                                              ========

Average leverage ratio                          94.749%
                                              ========

Effective interest income rate                   6.680%
Effective interest expense rate                  6.926%
                                              --------

Net interest spread                             (0.246%)
                                              ========

Interest income                               $  1,280
Interest expense                                 1,258
                                              --------

Net interest income                           $     22
                                              ========

Yield on net interest earning assets             2.234%
                                              ========

      In April 1998 the Company securitized $102,977,000 (par value) of mortgage loans. This securitization was accomplished in a REMIC format, which was accounted for as a financing for GAAP purposes and as a sale for tax purposes.

      In a financing, the Company continues to record 100% of the interest income, net of servicing fees, generated by the mortgage loans. The primary source of financing for these mortgage loans is the mortgage backed bonds. This financing represents the liability for the investment grade mortgage bonds issued by the Company - $68,766,000 at March 31, 1999. The interest expense on this financing represents the coupon interest amount to be paid to the investment grade bond holders. The Company's net equity in the secured transaction represents the non-investment grade, interest only and principal only bonds. The Company's net equity investment in collateral for mortgage backed bonds can also be leveraged through reverse repurchase financing. At March 31, 1999 the Company had $1,631,000 of reverse repurchase financing on a portion of the collateral for mortgage backed bonds ($2,473,000). The bonds, except for the interest only and principal only bonds, have fixed coupon interest rates of 6.75% and 7.00%. The interest only bonds generate monthly interest from the excess interest generated on the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable bonds. The interest rate on each of the interest only bonds is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related bonds' coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, the effective interest rate will decline as prepayments on the underlying mortgages with interest rates in excess of the coupon rates accelerate. The mortgage loans collateralizing the mortgage backed bonds experienced prepayment speeds during the first quarter of 1999 of approximately 25%.

      Interest expense includes the interest on the mortgage backed bonds, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs.

Core-business - FNMA mortgage securities (swapped for the Company's mortgage loans)

      Net interest income generated from investments in FNMA mortgage securities that were converted from the Company's mortgage loans during 1998 is detailed below (dollars in thousands):

                                            QUARTER
                                             ENDED
                                            MARCH 31,
                                              1999
                                            -------
FNMA mortgage securities (swapped)
Average asset balance                       $54,285
Average repo balance                         53,270
                                            -------
Net interest earning assets                 $ 1,015
                                            =======

Average leverage ratio                       98.130%
                                            =======

Effective interest income rate                6.820%
Effective interest expense rate               5.068%
                                            -------

Net interest spread                           1.752%
                                            =======

Interest income                             $   926
Interest expense                                675
                                            -------

Net interest income                         $   251
                                            =======

Yield on net interest earning assets         98.751%
                                            =======

      In December 1998, the Company exchanged $55.2 million of fixed rate mortgage loans for a like amount of mortgage securities in the form of 31 FNMA certificates. The mortgage loans securing the FNMA mortgage securities experienced prepayment speeds of approximately 24% during the first quarter of 1999.

Core business - private placement mortgage securities (purchased from a related party)

      Net interest income generated from private placement securities purchased from an affiliate, HCP-2, in October 1998 is detailed below (dollars in thousands):

                                             QUARTER
                                              ENDED
                                             MARCH 31,
                                             1999 (1)
                                             -------
Private placement mortgage securities
Average asset balance                        $18,334
Average - repo balance                         4,037
                                             -------
Net interest earning assets                  $14,297
                                             =======

Average leverage ratio                        22.021%
                                             =======

Effective interest income rate                15.069%
Effective interest expense rate                5.455%
                                             -------

Net interest spread                            9.614%
                                             =======

Interest income                              $   692
Interest expense                                  55
                                             -------

Net interest income                          $   637
                                             =======

Yield on net interest earning assets          17.784%
                                             =======

(1) This table does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest income of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the table on page 38 that reflects the Company's combined overall yield and total net interest earning assets employed.

      In October 1998, the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. HCP-2 issued a REMIC mortgage security and sold all of the REMIC securities except the "AAA" rated notes to two newly created wholly-owned subsidiaries of the Company. The Company's investment at March 31, 1999 includes six investment grade ("AA", "A" and "BBB") notes and six interest only notes. The interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At March 31, 1999 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.145% on a notional balance of $227,614,000 and the second group had an effective weighted average interest rate of 0.250% on a notional balance of $124,532,000.

      The interest only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the net coupon rate. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates. Accordingly, the effective yield generated by this portfolio is expected to decrease over time. The underlying mortgage loans were prepaying at an annualized speed of approximately 33% in the first three months of 1999, somewhat higher than expected.

Non-core business - purchased Agency mortgage securities

      Net interest income (loss) generated from purchased Agency mortgage securities in 1999 and 1998 is detailed below:

                                                  QUARTER           QUARTER
                                                   ENDED             ENDED
                                                  MARCH 31,         MARCH 31,
                                                    1999             1998
                                                  --------         --------
Purchased FNMA & FHLMC mortgage securities
Average asset balance                             $  3,267         $334,722
Average  repo balance                                3,150          324,305
                                                  --------         --------
Net interest earning assets                       $    117         $ 10,417
                                                  ========         ========

Average leverage ratio                              96.402%          96.888%
                                                  ========         ========

Effective interest income rate                       6.143%           6.116%
Effective interest expense rate                      5.023%           5.597%
                                                  --------         --------

Net interest spread                                  1.120%           0.519%
                                                  ========         ========

Interest income                                   $     50         $  5,118
Interest expense                                        40            4,538
                                                  --------         --------

Net interest income                               $     10         $    580
                                                  ========         ========

Yield on net interest earning assets                36.155%          22.273%
                                                  ========         ========

     The Company invested a significant portion of its initial capital in December 1997, shortly after the inception of the Company, in purchases of Agency ARM securities from various "Wall Street" dealers and in March of 1998, it purchased an additional fixed rate FNMA certificate from another dealer firm. All of the ARM securities were subsequently sold in October 1998 at a loss of $5,989,000. The Agency ARM securities experienced extremely high prepayment speeds from March 1998 through October 1998, causing higher than anticipated premium amortization write-offs, and accordingly were not contributing any positive interest income to the Company. Because of the rapid prepayment experienced and the Company's desire to increase liquidity the ARM securities were sold in October 1998. At March 31, 1999 the Company owned only the fixed rate FNMA mortgage security purchased in March 1998 that remits principal and interest. This investment is fully leveraged with a PSA repo agreement that typically matures every 30 days.



Other interest income

     Interest income generated during the first three months of 1999 and 1998 from non-mortgage assets is detailed below (dollars in thousands):

                                 QUARTER       QUARTER
                                  ENDED         ENDED
                                 MARCH 31,     MARCH 31,
                                  1999          1998
                                  ----          ----
     Overnight investing          $199          $ 82
     Related party notes            52            17
     Cash margin                    --           109
                                  ----          ----
                                  $251          $208
                                  ====          ====

      Interest income on cash deposited as additional cash collateral (cash margin) pursuant to reverse repurchase financing agreements with certain lenders earned interest at the respective borrowing rate charged by the lender - approximately 5.60%.

      Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Home Loan Bank discount notes with interest rates ranging from 4.2% to 4.5%. Overnight investing also includes, to a much lesser extent, investments in the highest rated commercial paper and savings accounts.

      Notes receivable due from HCP earn interest at 1.00% below prime. The balance due from HCP at March 31, 1999 and 1998 was $603,000 and $900,000, respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at March 31, 1999 and 1998 was $3,124,000 and $483,000, respectively.

EXPENSES

      The Company did not purchase any mortgage loans in the first quarter of 1999 and accordingly incurred little to no expenses for due diligence and commission during this period. The due diligence costs incurred during the three months ended March 31, 1999 ($63,000) related to additional costs identified on mortgage loan purchases initiated in 1998 and subsequent mortgage loan file documentation deficiency follow-up expenses. In the first quarter of 1998 the Company recorded $175,000 and $125,000 of due diligence and commission expenses, respectively, directly relating to the purchase of $263 million (par value) of mortgage loans.

The Company experienced a significant increase in legal and professional expenses from the first quarter of 1998 ($80,000) to the first quarter of 1999 ($224,000). During the first three months of 1999 general corporate legal and tax expenses increased greatly as the Company incurred additional costs relating to new business opportunities, credit line negotiations, tax planning strategies, regulatory matters, etc.

      For the three months ended March 31, 1999 and 1998 the Company's ratio of operating expenses to average assets was 0.69% and 0.44%, respectively. The Company's first quarter 1999 and 1998 operating expenses did not include any incentive bonus compensation. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

EQUITY IN (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

      Hanover owns 100% of the non-voting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly-owned subsidiaries. Hanover's investment in HCP is accounted for on the equity method. Hanover recorded a loss for the first three months of 1999 and 1998 of $408,000 and $6,000, respectively, from its equity investment in HCP. HCP revenues in the first quarter of 1999 from due diligence services, loan sale advisory, loan brokering and mortgage sales and service were disappointing, as the revenues in total were insufficient to cover operating expenses. In the same period in 1998, HCP operations came close to breaking-even as a result of a special consulting assignment that generated $400,000 in revenues and the sale of a significant portion of the mortgage servicing rights owned by Hanover Capital Mortgage Corporation, a wholly-owned subsidiary of HCP, that resulted in a $350,000 gain.

      In October 1998, the Company completed its second private placement REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed certain fixed rate mortgage loans, subject to the related reverse repurchase agreement financing, to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC security and sold all of the REMIC security except the "AAA" rated notes to two newly created wholly-owned subsidiaries of Hanover. Hanover's investment in HCP-2 is accounted for on the equity method. Hanover recorded a loss in the first quarter of 1999 from its equity investment in HCP-2 of $468,000.

      The loss generated by HCP-2 is a result of the unique securitization transaction entered into in October 1998. The REMIC security transaction effectively records all of the underlying mortgage loans as assets and the same amount of mortgage backed bonds as a liability. Accordingly, the gross interest income generated from the underlying mortgages will match exactly the interest expense relating to the mortgage backed bonds. The net loss generated by HCP-2 relates to (1) the amortization of net premiums and deferred hedge costs, reflected as a reduction of interest income, (2) the amortization of deferred financing fees and (3) to a much lesser extent, certain administrative expenses. It is expected that HCP-2 will continue to reflect decreasing losses in the future.

      Management believes that the net interest income calculated relating to this securitization transaction should be adjusted to reflect the operating activity recorded from the equity in loss of HCP-2 to more fully comprehend the yield on the net interest earning assets. Accordingly, the table below reflects the adjusted net interest income generated from the $318 million securitization transaction:

                                                          QUARTER
                                                           ENDED
                                                          MARCH 31,
                                                            1999
                                                          --------
Private placement mortgage securities
Average asset balance (as adjusted)                       $ 24,243
Average repo balance                                         4,037
                                                          --------
Net interest earning assets (as adjusted)                 $ 20,206
                                                          ========

Average leverage ratio (as adjusted)                        16.653%
                                                          ========

Effective interest income rate (as adjusted)                 3.675%
Effective interest expense rate                              5.455%
                                                          --------

Net interest spread (as adjusted)                           (1.780%)
                                                          ========

Interest income (as adjusted)                             $    224
Interest expense                                                55
                                                          --------

Net interest income (as adjusted)                         $    169
                                                          ========

Yield on net interest earning assets (as adjusted)           3.319%
                                                          ========

      Hanover's taxable income for the three months ended March 31, 1999 is estimated at $1,656,000. Taxable income exceeds GAAP net income recorded through March 31, 1999 due to certain book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the three months ended March 31, 1999 (dollars in thousands):

                                                          QUARTER ENDED
                                                            MARCH 31,
                                                              1999
                                                             -------
GAAP net income                                              $   736
   Add: Equity in loss of unconsolidated
                 subsidiaries                                    876
               Difference in gain recognition on sale
                 of mortgage servicing rights                    248
               Loan loss provision                               119

   Less: Additional tax amortization of net
                 premiums on mortgages, CMO
                 collateral and mortgage securities             (163)
         Capital loss carry forward to offset
                 gain on sale of mortgage securities            (139)
         Other                                                   (21)
                                                             -------

Estimated Taxable Income                                     $ 1,656
                                                             =======


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

LIQUIDITY

      The Company expects to meet its short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, sale of certain mortgage securities, sale of mortgage servicing rights, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs, additional equity generated by the exercise of some or all of the Company's outstanding stock warrants and additional equity offerings. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term. However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

      The Company had three reverse repurchase agreement lines of credit in place at March 31, 1999. One of these lines of credit had been renewed in December 1998, another line of credit was renewed in March 1999 and the third line of credit (outstanding repo financing of $15,282,000 at March 31, 1999) will not be renewed. A new committed $50 million line of credit facility was closed in April 1999. Management may add additional lines of credit in the second and third quarter of 1999.

      In November 1998 Hanover entered into a short term financing arrangement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with such financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue and deliver to RFC warrants to purchase 299,999 shares of Hanover's common stock exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire after five years, in April 2004.

      Net cash provided by operating activities for the three months ended March 31, 1999 was $4,292,000. Cash flows from operating activities were generated by net income of $736,000, adjusted for certain non-cash items of $1,237,000, normal recurring changes in operating assets and liabilities ($2,152,000) and net remittances on loans to related parties (Principals - $57,000 and HCP -$110,000).

Net cash provided by investing activities amounted to $62,667,000 during the period from January 1, 1999 through March 31, 1999. The majority of cash proceeds from investing activities was generated from regular principal amortization payments, curtailment payments, payoffs of mortgage loans and the resale of certain mortgage loans back to the original sellers for various document deficiencies ($45,274,000). Additional proceeds were also received from principal remittances on collateral for mortgage backed bonds ($8,606,000), mortgage securities ($4,177,000) and CMO collateral ($2,171,000), the sale of mortgage securities ($2,249,000) and mortgage servicing rights ($190,000).

      Cash flows from financing activities used $56,802,000 during the three months ended March 31, 1999. During the first quarter of 1999, the Company made net repayments to its reverse repurchase lenders of $176,681,000 and repayments on its REMIC liability of $8,539,000, offset by net proceeds received from the Company's third securitization transaction completed in March 1999 of $130,095,000. The Company also paid its fourth quarter dividends ($695,000) and purchased an additional 195,000 shares of its common stock ($982,000) during this three month period.

CAPITAL RESOURCES

      The Company had no capital expenditure during the quarter ended March 31, 1999 and management does not anticipate the need for any material capital expenditures in the near future.

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

      The Company has sent letters requiring verification of compliance with Year 2000 matters and has followed up such letters with telephone calls as appropriate. An evaluation of these questionnaires as well as other Y2K readiness matters has been ongoing for several months. This process was scheduled to be completed by March 31, 1999; however, because all responses to the questionnaires have not been received, the completion of the process has been postponed until June 30, 1999. After completion of the evaluation, the Company will then determine the most cost-effective method to remedy any third party non-compliance. The Company does not own any non-IT systems (i.e. elevator systems, building air management systems, security and fire control systems). The Company has received confirmation that the non-IT systems located in the Company's principal leased facilities are all Y2K compliant.

      2. Y2K-Costs - The Company has not incurred any material costs related to its Y2K issues and believes its total Y2K costs to date have been less than $25,000. At this time it does not anticipate any material costs will be incurred on as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, the estimates of third-party specialists, if any, who may assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K related costs may change when the assessment of third-party issues is complete and actual results could differ materially from the above indication.

      3. Y2K-Risks - Currently the Company's most reasonably likely worst case scenario relating to the Y2K issue would occur if any of the companies which service its mortgage portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. A scenario of this type could, if existing for any significant length of time, create liquidity problems for the Company and could result in decreased net income through decreased net interest income and increased operating expenses. If the Company does not receive borrower remittances from its servicers on a timely basis it may have to (1) use existing capital, (2) sell other mortgage assets or (3) try to secure additional financing sources to satisfy lenders' margin calls. Although the likelihood of such an occurrence seems remote, a total cessation of borrower remittances to the Company could potentially lead to monetary defaults by the Company on its repo lending obligations. Additionally, the Company estimates that expenses would increase as a result of legal and other actions taken to attempt to collect the funds due the Company. The third-party questionnaire described in Item 1 above is intended to assess these risks and the alternatives available to reduce or eliminate them. While the Company believes the probability of the above occurrences to be low, there can be no assurance at this time that the Company will not be materially adversely affected by possible Y2K problems.

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

OTHER MATTERS

REIT Requirements

      Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of March 31, 1999 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master reverse repurchase agreement financing; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

      Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REITs; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      During the first quarter of 1999 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

      At March 31, 1999 the Company did not have any forward sales of Agency mortgage securities that had not yet settled.

      The Company only hedges its fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs or gains of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging gains on the fixed rate mortgage pools were $83,000 in the first quarter of 1999. Management is satisfied that the Company's hedging program has been utilized effectively as no charges relating to impairment of mortgage loans were booked through March 31, 1999.

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

      Mortgage loans that are identified for inclusion in future securitizations are generally no longer hedged. The Company anticipates that it will have a lower volume of forward sales of Agency security hedging activity in the future as the Company plans to securitize mortgage loans on a more frequent basis.

      The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

      At March 31, 1999 the Company had the following interest rate caps in effect (dollars in thousands):

      Notional Amount          Index          Strike %      Maturity Date
-------------------------------------------------------------------------
          $33,480          3 Month LIBOR        5.75%       March 31, 2001
           32,770          3 Month LIBOR        5.75%       April 30, 2001
          -------
          $66,250

     The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed 5.75%, subject to the limitation of the notional amount of financing.

PART II  OTHER INFORMATION
Item 1.     Legal Proceedings

                  During the first quarter of 1999, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.     Changes in Securities

                  Not applicable

Item 3.     Defaults Upon Senior Securities

                  Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5.     Other Information

                  None

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits filed with this Form 10-Q

                        Ex.27 Financial Data Schedule

                        Ex. 10.34 Warehousing Credit and Security
                        Agreement between Hanover Capital Mortgage
                        Holdings, Inc., Hanover Capital Partners, Ltd. and Bank United dated as of April 30, 1999

                        Ex. 10.35 Amendment Number One to the Amended and Restated Master Loan and Security Agreement by and among Hanover Capital Partners Ltd and Greenwich Capital Financial Products, Inc. dated March 28, 1999

                        Ex. 10.36 Warrant Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Residential Funding Corporation dated as of April 23, 1999

            (b)   Reports on Form 8-K

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                    By:      /s/   John A. Burchett
Dated:   May 17, 1999                        ---------------------------------
         ------------
                                             John A. Burchett
                                             Chairman of the Board of Directors

Dated:  May 17, 1999                By:      /s/  Ralph F. Laughlin
        ------------
                                             ----------------------------------

                                             Ralph F. Laughlin
                                             Chief Financial Officer and
                                             Principal Accounting Officer