Form 10-Q
period 1999-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-08-13
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

    [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from______________to______________

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

                               Yes [ X ] No [   ]

         The registrant had 5,826,899 shares of common stock outstanding as of August 9, 1999.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999


                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1999 and December 31, 1998                            3

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1999 and 1998              4


             Condensed Consolidated Statement of Stockholders' Equity for
             the Six Months Ended June 30, 1999                             5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998                        6


             Notes to Condensed Consolidated Financial Statements           7-25

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           26-44

   Item 3.   Quantitative and Qualitative Disclosures                      45-47
             About Market Risk

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                           48
     Item 2.   Changes in Securities                                       48
     Item 3.   Defaults Upon Senior Securities                             48
     Item 4.   Submission of Matters to a Vote of Security Holders         48
     Item 5.   Other Information                                           48
     Item 6.   Exhibits and Reports on Form 8-K                            48

  Signatures                                                               49

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)
                                   (unaudited)
ASSETS                                                   JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                         --------     --------

Mortgage loans:
  Held for sale                                          $120,364     $256,833
  Held to maturity                                             --       69,495
  Collateral for CMOs and mortgage-backed bonds           196,024       81,666
Mortgage securities:
  Available for sale                                       63,781       74,000
  Held to maturity                                          7,181        4,478
Cash and cash equivalents                                  11,648       11,837
Accrued interest receivable                                 3,197        3,940
Equity investments
  Operating (Hanover Capital Partners Ltd.)                 1,077        1,761
  Mortgage Finance (Hanover Capital Partners 2, Inc.)       4,831        5,728
Notes receivable from related parties                       4,164        3,893
Due from related parties                                      377          313
Other receivables                                             616        1,621
Prepaid expenses and other assets                             824          605
                                                         --------     --------
     Total Assets                                        $414,084     $516,170
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                            $164,653     $370,090
CMO and mortgage-backed bonds borrowing                   183,918       77,305
Accrued interest payable                                    1,543        1,394
Deferred income                                               464           --
Dividends payable                                              --          695
Due to related party                                           41           --
Accrued expenses and other liabilities                      1,104          906
                                                         --------     --------
     Total liabilities                                    351,723      450,390
                                                         --------     --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares,
  issued and outstanding, -0- shares
Common stock, par value $.01
  authorized, 90 million shares,  5,826,899 and
  6,321,899 shares outstanding at June 30, 1999
  and December 31, 1998, respectively                          58           65
Additional paid-in-capital                                 75,840       78,069
Retained earnings (deficit)                               (10,326)      (9,955)
Accumulated other comprehensive (loss)                     (3,211)      (2,399)
                                                         --------     --------
     Total stockholders' equity                            62,361       65,780
                                                         --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $414,084     $516,170
                                                         ========     ========

      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                             1999        1998         1999         1998
                                                            ------      -------      -------      -------

REVENUES:
  Interest income                                           $7,566      $11,598      $15,980      $20,930
  Interest expense                                           5,833       10,824       12,196       17,997
                                                            ------      -------      -------      -------

    Net interest income                                      1,733          774        3,784        2,933
  Loan loss provision                                          113           97          232          148
                                                            ------      -------      -------      -------
    Net interest income after loan
      loss provision                                         1,620          677        3,552        2,785

  Gain on sale of servicing rights                               2           --          344           --
  Gain (loss) on sale of mortgage assets                        --          (49)         163          (49)
                                                            ------      -------      -------      -------

          Total revenues                                     1,622          628        4,059        2,736
                                                            ------      -------      -------      -------

EXPENSES:
  Personnel                                                    180          174          370          363
  Management and administrative                                177          168          370          329
  Due diligence                                                 44          245          107          420
  Commissions                                                    5           92            5          217
  Legal and professional                                       328          158          552          239
  Financing/commitment fees                                     71           72          148          132
  Other                                                         55           69          133          132
                                                            ------      -------      -------      -------
       Total expenses                                          860          978        1,685        1,832
                                                            ------      -------      -------      -------

       Operating income (loss)                                 762         (350)       2,374          904

Equity in (loss) of unconsolidated
  subsidiaries:
    Operating (Hanover Capital Partners Ltd.)                 (276)        (294)        (684)        (300)
    Mortgage finance (Hanover Capital Partners 2, Inc.)       (428)          --         (896)          --
                                                            ------      -------      -------      -------

NET INCOME (LOSS)                                           $   58      $  (644)     $   794      $   604
                                                            ======      =======      =======      =======

BASIC EARNINGS (LOSS) PER SHARE                             $ 0.01      $ (0.10)     $  0.13      $  0.09
                                                            ======      =======      =======      =======

DILUTED EARNINGS (LOSS) PER SHARE                           $ 0.01      $ (0.10)     $  0.13      $  0.08
                                                            ======      =======      =======      =======

     See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                        (in thousands except share data)
                                   (unaudited)

                                                                                           ACCUMULATED
                                                    ADDITIONAL  COMPREHENSIVE  RETAINED       OTHER
                                   COMMON STOCK      PAID-IN       INCOME      EARNINGS   COMPREHENSIVE
                                 SHARES     AMOUNT   CAPITAL       (LOSS)      (DEFICIT)      (LOSS)     TOTAL
                                ---------   ------   -------      --------     ---------      ------     -----

BALANCE,
December 31, 1998               6,321,899    $65     $78,069                   $ (9,955)      $(2,399)   $65,780

Repurchase of
   common stock                  (495,000)    (7)     (2,229)                                             (2,236)
Comprehensive income:
       Net income                                                   $794            794                      794
       Other comprehensive (loss)
           Unrealized (loss)                                        (812)                        (812)      (812)
                                                                    -----
Comprehensive  (loss)                                               $(18)
                                                                    =====
Dividends declared                                                               (1,165)                  (1,165)
                                ---------    ---     -------                   --------       -------    -------
BALANCE,
June 30, 1999                   5,826,899    $58     $75,840                   $(10,326)      $(3,211)   $62,361
                                =========    ===     =======                   ========       =======    =======




     See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                SIX MONTHS       SIX MONTHS
                                                                                   ENDED            ENDED
                                                                               JUNE 30, 1999    JUNE 30, 1998
                                                                               -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $    794          $    604
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Amortization of net premium and deferred costs                              1,438             3,707
         Amortization of deferred gain on sale                                         (24)               --
         Loan loss provision                                                           232               147
         (Gain) on sale of servicing rights                                           (344)               --
         (Gain) loss on sale of mortgage securities and loans                         (163)               49
         Equity in loss of unconsolidated subsidiaries                               1,580               300
         (Increase) decrease in accrued interest receivable                            743            (3,865)
         (Increase) in loans to related parties                                       (271)           (4,872)
         Decrease in due from related parties                                            1                --
         (Increase) decrease in other receivables                                    1,005            (1,646)
         (Increase) decrease in prepaid expenses and other assets                       73              (545)
         Increase in accrued interest payable                                          149               889
         Increase in deferred income                                                   464                --
         Increase (decrease) in due to related party                                    41              (359)
         Increase (decrease) in accrued expenses and
              other liabilities                                                         (1)            4,424
                                                                                  --------          --------
              Net cash provided by (used in) operating activities                    5,717            (1,167)
                                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in mortgage loans                                  58,084          (502,102)
         Principal payments received on collateral for
              CMOs and mortgage-backed bonds                                        25,838             8,038
         Principal payments received on mortgage securities and loans                7,261            93,254
         Proceeds from the sale of mortgage securities and loans                     8,760            20,118
         Proceeds from the sale of servicing rights                                    739                --
         Purchase of mortgage securities                                            (3,668)           (4,333)
                                                                                  --------          --------
              Net cash provided by (used in) investing activities                   97,014          (385,025)
                                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings from CMOs and mortgage-backed bonds                        106,613            92,719
         Net borrowings from (repayments for) reverse repurchase
              agreements                                                          (205,437)          308,111
         Repurchase of common stock                                                 (2,236)               --
         Payment of dividends                                                       (1,860)           (2,393)
         Exercise of stock warrants                                                     --                33
                                                                                  --------          --------
              Net cash provided by (used in) financing activities                 (102,920)          398,470
                                                                                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (189)           12,278
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      11,837             4,022
                                                                                  --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 11,648          $ 16,300
                                                                                  ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Operating activity - increase in dividends payable ($1,358) relating to the declaration of dividends in June 1998
SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
         Income taxes                                                             $      2          $      1
                                                                                  ========          ========
         Interest                                                                 $ 12,047          $ 16,818
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

      See accompanying notes to condensed consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting and other fee income by
(i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Until recently, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999 and all charges associated with its discontinuance were recognized in the quarter. The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities, and to generate fee income through HCP. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant, as adjusted on January 1, 1999, entitles the holder to purchase 1.0302 shares of common stock at the adjusted price of $14.56 per share of common stock. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans. As of June 30, 1999, there were 6,217,877 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters over-allotment option.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's 1998 Form 10-K.

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

Calculations for earnings per share are shown below (dollars in thousands, except per share data):


                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                          1999          1998            1999          1998
                                          ----          ----            ----          ----
Earnings per share basic:
   Net income (loss) [numerator]       $       58    $     (644)     $      794    $      604
                                       ==========    ==========      ==========    ==========
   Average common shares
         outstanding [denominator]      5,886,240     6,468,160       6,064,606     6,467,423
                                       ==========    ==========      ==========    ==========

   Per share                           $     0.01    $    (0.10)     $     0.13    $     0.09
                                       ==========    ==========      ==========    ==========

Earnings (loss) per share diluted:
   Net income (loss) [numerator]       $       58    $     (644)     $      794    $      604
                                       ==========    ==========      ==========    ==========
   Average common shares
         outstanding                    5,886,240     6,468,160       6,064,606     6,467,423
                                       ----------    ----------      ----------    ----------

   Add: Incremental shares from
             assumed conversion of
             warrants                      54,818       115,204          22,051       767,912
                                       ----------    ----------      ----------    ----------
Dilutive potential common shares           54,818       115,204          22,051       767,912
                                       ----------    ----------      ----------    ----------
Adjusted weighted average shares
      outstanding [denominator]         5,941,058     6,583,364       6,086,657     7,235,335
                                       ==========    ==========      ==========    ==========

   Per share                           $     0.01    $    (0.10)     $     0.13    $     0.08
                                       ==========    ==========      ==========    ==========



3.  MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At June 30, 1999 management had made the determination that $120,364,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $196,024,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") and mortgage-backed bonds collateral. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity and CMO and mortgage-backed bonds collateral are reported at cost.

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

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools, held for sale portfolio which are carried at the lower of cost or market (dollars in thousands):


                                              JUNE 30, 1999
                                          Fixed       Adjustable
                                          Rate        Rate (a)        Total
                                         -------      --------       --------

Principal amount of mortgage loans       $36,034      $ 82,514       $118,548
Net premium (discount)                       946           676          1,622
Deferred costs                               305            --            305
Loan loss provision                          (45)          (66)          (111)
                                         -------      --------       --------
Carrying cost of mortgage loans          $37,240      $ 83,124       $120,364
                                         =======      ========       ========
Mix                                        30.94%        69.06%        100.00%
Weighted average net coupon                8.655%        7.131%         7.595%
Weighted average maturity (b)                147           234            207


                                           DECEMBER 31, 1998
                                          Fixed       Adjustable
                                          Rate        Rate (a)        Total
                                         -------      --------       --------

Principal amount of mortgage loans       $93,615      $159,901       $253,516
Net premium (discount)                     1,826         1,146          2,972
Deferred costs                               479           116            595
Loan loss provision                         (157)          (93)          (250)
                                         -------      --------       --------
Carrying cost of mortgage loans          $95,763      $161,070       $256,833
                                         =======      ========       ========
Mix                                        37.29%        62.71%        100.00%
Weighted average net coupon                8.545%        7.542%         7.912%
Weighted average maturity (b)                187           264            235


The adjustable rate mortgage loans at June 30, 1999 had various reference rate indexes with a weighted average 14 month repricing period and a weighted average net life cap of 13.58%.

The adjustable rate mortgage loans at December 31, 1998 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%

(a) The adjustable rate mortgage loans include $18,414,000 and $31,857,000 of hybrid mortgage loans at June 30, 1999 and December 31, 1998 respectively, which allow the coupon interest rate to change at one specified time during the life of the loan.
(b)  Weighted average maturity reflects the number of months until maturity.

HELD TO MATURITY

The Company did not have any mortgage loans held to maturity at June 30, 1999. The following table summarizes certain characteristics of the Company's single-family mortgage loans, held to maturity which are carried at cost (dollars in thousands):

                                                  DECEMBER 31, 1998
                                          ------------------------------------
                                           Fixed       Adjustable
                                           Rate          Rate           Total
                                          -------        -----         -------

Principal balance of mortgage loans       $67,515        $ 144         $67,659
Net premium (discount)                      1,802            4           1,806
Deferred costs                                 72           --              72
Loan loss provision                           (39)          (3)            (42)
                                          -------        -----         -------
Carrying cost of mortgage loans           $69,350        $ 145         $69,495
                                          =======        =====         =======
Mix                                         99.79%        0.21%         100.00%
Weighted average net coupon                 8.707%       7.625%          8.705%
Weighted average maturity                     253          302             253


The adjustable rate mortgage loans had a 1 year CMT based reference rate with a 12 month repricing period and a net life cap of 10.25%.

The average effective yield, which includes the amortization of net premium, discounts and certain deferred costs for the periods shown below on the total mortgage loan portfolio were as follows:

                                             1999        1998
                                             ----        ----

             Quarter ended March             7.092%      7.410%
             Quarter ended June 30           7.010%      7.371%

COLLATERAL FOR CMOS AND MORTGAGE-BACKED BONDS

In April 1998, the Company issued its first CMO securitization transaction, Hanover Capital 1998-A. $102,977,000 (par value) of single family fixed rate residential mortgage loans were assigned as collateral for the 1998-A securitization. In March 1999, the Company completed its second CMO securitization transaction, Hanover Capital 1999-A. $138,357,000 (par value) of single family fixed and adjustable rate residential loans were assigned as collateral for the 1999-A securitization. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of CMOs. All mortgage loans held as CMO and mortgage-backed bonds collateral are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as CMO and mortgage-backed bonds collateral are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments.

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO and mortgage-backed bonds collateral, which are carried at cost (dollars in thousands):

                                                 JUNE 30, 1999
                                     ------------------------------
                                      Security
                                      1998-A       Security 1999-A
                                     -------    -------------------
                                      Fixed      Fixed   Adjustable
                                      Rate       Rate       Rate       Total
                                     -------    -------    -------    --------
Principal balance of mortgage loans  $64,648    $94,283    $33,402    $192,333
Net premium (discount)                   727      1,622        575       2,924
Deferred costs                           909        123         44       1,076
Loan loss provision                     (107)      (149)       (53)       (309)
                                     -------    -------    -------    --------
Carrying cost of mortgage loans      $66,177    $95,879    $33,968    $196,024
                                     =======    =======    =======    ========
Mix                                    33.76%     48.91%     17.33%     100.00%
Weighted average net coupon            7.772%     8.390%     7.269%      7.988%
Weighted average maturity                225        243        317         250

                                               DECEMBER 31, 1998

                                      Security
                                      1998-A
                                     -------
                                      Fixed
                                      Rate
                                     -------
Principal balance of mortgage loans  $79,812
Net premium (discount)                   870
Deferred costs                         1,064
Loan loss provision                      (80)
                                     -------
Carrying cost of mortgage loans      $81,666
                                     =======
Mix                                   100.00%
Weighted average net coupon            7.787%
Weighted average maturity                231



The adjustable rate mortgage loans at June 30, 1999 had various reference rate indexes with a weighted average 12 month repricing period and a weighted average net life cap of 12.87%.

The average effective yield, which includes the amortization of net premiums, discounts and certain deferred costs, for the periods shown below on the CMO and mortgage-backed bonds collateral were as follows:

         SECURITY 1999-A                    1999              1998
         ---------------                    ----              ----
         Quarter ended March 31             7.054%            N/A
         Quarter ended June 30              7.302%            N/A

         SECURITY 1998-A                    1999              1998
         ---------------                    ----              ----
         Quarter ended March 31             6.680%            N/A
         Quarter ended June 30              6.637%            7.158%

4.  MORTGAGE SECURITIES

The Company's policy is to generally classify its investment grade mortgage securities as available-for-sale as they are acquired and to classify below investment grade mortgage securities as held to maturity. Each available for sale mortgage security is monitored for a period of time, generally three to six months, prior to making a determination whether the asset will be classified as held to maturity. Management reevaluates the classification of the mortgage securities on a quarterly basis. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities classified as held to maturity are carried at the fair value of the security at the time the designation is made. Any fair value adjustment is reflected as a separate component of stockholders' equity and as a cost adjustment of the mortgage security as of the date of the classification and is amortized into interest income as a yield adjustment.

The Company makes periodic evaluations of all mortgage securities to determine whether an other-than-temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis shall not be changed for further increases in market value; however, further increases in market value will be reflected separately in the equity section of the Company's balance sheet.

Premiums, discounts and certain deferred costs associated with the acquisition of mortgage securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments. Mortgage securities transactions are recorded on the date the mortgage securities are purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the mortgage securities are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage securities transactions are determined on the specific identification basis.

At June 30, 1999, the Company had $63,781,000 of fixed rate mortgage securities classified as available for sale. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes certain characteristics of the Company's mortgage securities classified as available for sale, which are carried at their fair value (dollars in thousands):

                     MORTGAGE SECURITIES AVAILABLE FOR SALE

                                                                    JUNE 30, 1999
                                             -----------------------------------------------------------
                                                                                   1998-B
                                               Purchased         Swapped          Private
                                                  FNMA             FNMA          Placement
                                             Certificate (a)  Certificates (b)   Notes (c)(e)    Total
                                             ---------------  ----------------   ------------   --------

Principal balance of mortgage securities         $2,724           $48,678          $ 12,003     $ 63,405
Net premium (discount)                              142               508             1,684        2,334
Deferred costs                                       --               341               912        1,253
                                                 ------           -------          --------     --------
Total amortized cost of mortgage securities       2,866            49,527            14,599       66,992
Gross unrealized loss                               (40)             (520)           (2,651)      (3,211)
                                                 ------           -------          --------     --------
Carrying cost of mortgage securities             $2,826           $49,007          $ 11,948     $ 63,781
                                                 ======           =======          ========     ========
Mix                                                4.43%            76.84%            18.73%      100.00%
Principal balance of mortgage loans              $2,724           $48,678          $238,330     $289,732
Weighted average net coupon                       9.000%            7.409%           25.990%      10.997%
Weighted average maturity                           285               247               301          292


                                                                DECEMBER 31, 1998
                                             -----------------------------------------------------------
                                                                                   1998-B
                                               Purchased         Swapped          Private
                                                  FNMA             FNMA          Placement
                                             Certificate (a)  Certificates (b)   Notes (d)(e)    Total
                                             ---------------  ----------------   ------------   --------

Principal balance of mortgage securities         $3,255           $55,207          $ 14,279     $ 72,741
Net premium (discount)                              170               628             1,303        2,101
Deferred costs                                       --               381             1,176        1,557
                                                 ------           -------          --------     --------
Total amortized cost of mortgage securities       3,425            56,216            16,758       76,399
Gross unrealized loss                               (46)               --            (2,353)      (2,399)
                                                 ------           -------          --------     --------
Carrying cost of mortgage securities             $3,379           $56,216          $ 14,405     $ 74,000
                                                 ======           =======          ========     ========
Mix                                                4.57%            75.97%            19.46%      100.00%
Principal balance of mortgage loans              $3,255           $55,207          $297,682     $356,144
Weighted average net coupon                       9.000%            7.462%           28.592%      11.679%
Weighted average maturity                           294               248               307          298


(a) Represents one FNMA certificate with a fixed coupon interest rate of 9.00% purchased from a "Wall Street" dealer firm. This certificate generates normal principal and interest remittances to the Company on a monthly basis.
(b) Represents 31 fixed rate FNMA certificates that the Company received (swapped) for a like amount of fixed rate mortgage loans in December 1998. The coupon interest rates range from 6.00% to 10.50%. These certificates generate normal principal and interest remittances to the Company on a monthly basis.
(c) Represents six investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from an affiliate, Hanover Capital Partners 2, Inc. ("HCP-2"), in a private placement offering in October 1998 in connection with the 1998-B securitization. The interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At June 30, 1999 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.102% on a notional balance of $204,451,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $113,208,000.
(d) Represents nine investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from HCP-2 in a private placement offering in October 1998 in connection with the 1998-B securitization. The interest rates on the investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At December 31, 1998 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $143,666,000.
(e) The 1998-B private placement notes represented a $12,003,000 subordinated interest in $238,330,000 of mortgage loans at June 30, 1999, and a $14,279,000 subordinated interest in $297,682,000 of mortgage loans at December 31, 1998.



HELD TO MATURITY

At June 30, 1999, the Company had $7,181,000 of fixed rate mortgage securities classified as held to maturity. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following tables summarize certain characteristics of the Company's fixed rate mortgage securities classified as held to maturity, which are carried at cost (dollars in thousands):

                      MORTGAGE SECURITIES HELD TO MATURITY

                                  JUNE 30, 1999

                                             Third Party     1998-B
                                               Private       Private
                                              Placement     Placement
                                              Notes (a)     Notes (b)        Total
                                             ----------     --------      ----------

Principal balance of mortgage securities     $    6,149     $  2,989      $    9,138
Net premium (discount)                           (2,461)         419          (2,042)
Deferred costs                                        0          227             227
Loan loss provision                                  (6)        (136)           (142)
                                             ----------     --------      ----------
Carrying cost of mortgage securities         $    3,682     $  3,499      $    7,181
                                             ==========     ========      ==========
Mix                                               51.27%       48.73%         100.00%
Principal balance of mortgage loans (d)      $1,089,683     $238,330      $1,328,013
Weighted average net coupon                       6.478%      10.395%          7.656%
Weighted average maturity                           320          301             317


                                DECEMBER 31, 1998
                                                             1998-B
                                                             Private
                                                            Placement
                                                            Notes (c)
                                                            --------

Principal balance of mortgage securities                    $  3,816
Net premium (discount)                                           348
Deferred costs                                                   314
                                                            --------
Carrying cost of mortgage securities                        $  4,478
                                                            ========
Mix                                                           100.00%
Principal balance of mortgage loans (d)                     $297,682
Weighted average net coupon                                    9.899%
Weighted average maturity                                        307


(a) Represents twelve below investment grade notes purchased from third parties in the second quarter of 1999. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.68%. These notes generate normal principal and interest remittances to the Company on a monthly basis.
(b) Represents six below investment grade notes and three principal only notes purchased from an affiliate, HCP-2, in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the below investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.
(c) Represents nine below investment grade notes and three principal only notes purchased from an affiliate, HCP-2, in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.

(d) The third party private placement notes represented a $6,149,000 subordinated interest in $1,089,683,000 of mortgage loans at June 30. The 1998-B private placement notes represented a $2,989,000 subordinated interest in $238,330,000 of mortgage loans at June 30, 1999 and a $3,816,000 subordinated interest in $297,682,000 of mortgage loans at December 31, 1998.

The average effective yield, which includes amortization of net premiums and deferred costs, for the periods shown below on the combined available for sale and held to maturity mortgage securities portfolio were as follows:

                                            1999              1998
                                            ----              ----
         Quarter ended March 31             8.784%            6.116%
         Quarter ended June 30              8.752%            3.992%

The proceeds and gross realized gain from sales of mortgage securities in March 1999 was as follows (dollars in thousands):

                                                         REALIZED
                                    PROCEEDS               GAIN
                                    --------             --------
Private placement notes (a)          $2,249                $163
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

5.  LOAN LOSS PROVISION

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss provision for the following periods (dollars in thousands):

                                 SIX MONTHS      SIX MONTHS
                               ENDED JUNE 30,  ENDED JUNE 30,
                                    1999            1998
                               --------------  ---------------
Balance - beginning of period       $373            $ 18
Loan loss provision                  232             148
Transfers/sales                       39              --
Charge-offs                          (82)             --
                                    ----            ----
Balance - end of period             $562            $166
                                    ====            ====

6.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of Hanover Capital Partners Ltd. ("HCP"), which represents a 97% ownership interest in HCP and its wholly owned subsidiaries. Hanover also owns 100% of the non-voting preferred stock of Hanover Capital Partners 2, Inc. ("HCP-2"), which represents a 99% ownership interest in HCP-2 and its wholly owned subsidiary. Hanover conducts substantially all of its taxable business operations (i.e. due diligence consulting, loan sale advisory, and loan brokering and trading) through HCP. HCP-2 was organized in October 1998 to facilitate the securitization of $318 million of fixed and adjustable rate residential mortgage loans in connection with the issuance of the Hanover Capital 1998-B security. HCP-2 does not conduct any ongoing business.

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


                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (in thousands, except as noted)
                                   (unaudited)

                                                              JUNE 30,        DECEMBER 31,
                                                                1999              1998
                                                              --------        ------------
ASSETS
CURRENT ASSETS:
   Cash                                                       $  302           $  635
   Receivables from related parties                              205              517
   Other current assets                                          972              672
                                                              ------           ------
      Total current assets                                     1,479            1,824
PROPERTY AND EQUIPMENT- Net                                      116              141
INCOME TAX RECEIVABLE                                             --              220
OTHER ASSETS                                                   1,167              930
                                                              ------           ------

TOTAL ASSETS                                                  $2,762           $3,115
                                                              ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                        $554             $467
   Note payable to related party                               1,053              713
   Other current liabilities                                      35              110
                                                              ------           ------

      Total current liabilities                                1,642            1,290
                                                              ------           ------

STOCKHOLDERS' EQUITY:
   Preferred stock: $.01 par value, 100,000 shares
       authorized, 97,000 shares outstanding                       1                1
   Common stock:
      Class A: $.01 par value, 5,000 shares authorized,
       3,000 shares outstanding                                   --               --
   Additional paid-in capital                                  2,840            2,840
   Retained earnings (deficit)                                (1,721)          (1,016)
                                                              ------           ------

           Total stockholders' equity                          1,120            1,825
                                                              ------           ------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                   $2,762           $3,115
                                                              ======           ======

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)
                                   (unaudited)

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                              JUNE 30, 1999        JUNE 30, 1998        JUNE 30, 1999        JUNE 30, 1998
                                              -------------        -------------        -------------        -------------
REVENUES:
   Due diligence fees                             $1,060               $1,163              $1,944              $2,239
   Mortgage sales and servicing                      119                   70                 191                 641
   Loan brokering and other income                   374                  137                 600                 320
                                                  ------               ------              ------              ------

        Total revenues                             1,553                1,370               2,735               3,200
                                                  ------               ------              ------              ------

EXPENSES:
   Personnel expense                               1,398                1,303               2,685               2,591
   General and administrative expense                121                  156                 276                 321
   Other expenses                                    300                  353                 565                 645
   Interest expense                                   93                   32                 107                  63
   Depreciation and amortization                      21                   26                  42                  54
                                                  ------               ------              ------              ------

       Total expenses                              1,933                1,870               3,675               3,674
                                                  ------               ------              ------              ------

(LOSS) BEFORE INCOME
      TAX  (BENEFIT)                                (380)                (500)               (940)               (474)

INCOME TAX (BENEFIT)                                 (95)                (199)               (235)               (185)
                                                  ------               ------              ------              ------

NET (LOSS)                                        $ (285)              $ (301)             $ (705)             $ (289)
                                                  ======               ======              ======              ======


HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence consulting services, loan sale advisory services and loan brokering and trading. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), operates as a servicer of multifamily mortgage loans and prior to June 1999 was an originator of multifamily and commercial mortgage loans. HCMC's origination operations were discontinued in June 1999. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS"), is a registered broker/dealer with the Securities and Exchange Commission.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                         (in thousands, except as noted)
                                   (unaudited)

                       ASSETS                                   JUNE 30,           DECEMBER 31,
                                                                  1999                 1998
                                                                --------           ------------
                       Mortgage loans:
                           Collateral for CMOs and
                              mortgage-backed bonds             $240,827             $300,599
                       Cash and cash equivalents                      --                  143
                       Accrued interest receivable                 1,458                1,868
                       Deferred financing costs                    2,745                3,191
                                                                --------             --------
                       TOTAL ASSETS                             $245,030             $305,801
                                                                ========             ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                       LIABILITIES:
                       CMO borrowing                            $238,330             $297,682
                       Accrued interest payable                    1,458                1,868
                       Due to related parties                        361                  310
                       Accrued expenses and other
                          liabilities                                 --                  154
                                                                --------             --------

                                 Total liabilities               240,149              300,014
                                                                --------             --------

                       STOCKHOLDERS' EQUITY:
                       Preferred stock par value $.01
                          authorized, 9,900 shares; issued
                          and outstanding, 9,900 shares
                       Common stock, par value $.01
                          authorized, 100 shares; issued
                          and outstanding, 100 shares
                       Additional paid-in capital                 14,319               14,319
                       Retained earnings (deficit)                (9,438)              (8,532)
                                                                --------             --------

                                 Total stockholders' equity        4,881                5,787
                                                                --------             --------

                       TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY                  $245,030             $305,801
                                                                ========             ========

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (in thousands)
                                   (unaudited)


                                                THREE MONTHS            SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                    1999                   1999
                                                --------------         --------------
REVENUES
      Interest income
          Interest income                          $ 4,555                $ 9,607
          Amortization of premium                     (106)                  (223)
          Amortization of deferred costs               (99)                  (207)
                                                   -------                -------
      Total interest income                          4,350                  9,177
                                                   -------                -------

      Interest expense
          Interest expense                           4,555                  9,607
          Amortization of deferred
                financing costs                        228                    475
                                                   -------                -------
      Total interest expense                         4,783                 10,082
                                                   -------                -------

      Net interest (expense)                          (433)                  (905)
                                                   -------                -------

EXPENSES:
    Operating                                           --                      1
                                                   -------                -------

NET (LOSS)                                         $  (433)               $  (906)
                                                   =======                =======

Hanover Capital Partners 2, Inc. was formed to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization, Hanover Capital 1998-B. Hanover SPC-2, Inc., a wholly owned subsidiary of HCP-2, was incorporated for the sole purpose of selling certain investment grade and subordinated securities to certain wholly-owned subsidiaries of Hanover.

7. REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts. At June 30, 1999 the Company had a total of $400 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with three lenders. All borrowings pursuant to the master repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 100 basis points to LIBOR plus 238 basis points. The lender will typically finance an amount equal to 80% to 97% of the market value of the pledged collateral (mortgage loans) depending on certain characteristics of the collateral (delinquencies, liens, aging, etc.). The reverse repurchase agreement financing rates for mortgage securities, accomplished through individual Public Securities Association (PSA) agreements and through existing reverse repurchase agreements, bear interest rates that vary from LIBOR to

LIBOR plus 288 basis points. The lender will typically finance an amount equal to 60% to 97% of the market value of the mortgage securities, depending on the nature of the collateral.

At June 30, 1999 the Company had outstanding borrowings on mortgage loans of $109,016,000 under the above mentioned reverse repurchase agreements with a weighted average borrowing rate of 6.241% and a weighted average remaining maturity of less than two months. The reverse repurchase financing agreements at June 30, 1999 were collateralized by mortgage loans with a cost basis of $116,122,000.

At June 30, 1999, the Company had outstanding borrowings on retained CMO securities of $1,543,000 with a weighted average borrowing rate of 6.631% and a weighted average remaining maturity of less than two months. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at June 30, 1999 were collateralized by securities with a cost basis of $2,368,000.

At June 30, 1999, the Company had outstanding reverse repurchase agreement financing for purchased mortgage securities of $54,094,000 with a weighted average borrowing rate of 5.173% and a remaining maturity of less than one month. Purchased mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at June 30, 1999 was collateralized by securities with a cost basis of $57,411,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at June 30, 1999:

             Committed                           Uncommitted                        Maturity Date
             ---------                           -----------                        -------------
           $ 50 million                              --                               April 2000
            100 million                         $100 million                          March 2000
            150 million                              --                                July 1999

Information pertaining to reverse repurchase agreement financing as of and for the three months ended June 30, 1999 is summarized as follows (dollars in thousands):

                                                                                                               Purchased
                                                               Mortgage              Retained CMO               Mortgage
   REVERSE REPURCHASE AGREEMENTS                                Loans                 Securities              Securities
   -----------------------------                                ------                ----------              ----------
   Balance of borrowing at end of period                       $109,016                 $1,543                  $54,094
   Average borrowing balance during the period                 $113,125                 $1,518                  $58,395
   Average interest rate during the period                        6.150%                 6.379%                   4.996%
   Maximum month-end borrowing balance
     during the period                                         $121,972                 $1,543                  $61,559

   COLLATERAL UNDERLYING THE AGREEMENTS
   ------------------------------------
   Balance at end of period - carrying value                   $116,122                 $2,368                  $57,411

8. CMO AND MORTGAGE-BACKED BONDS BORROWING

The Company issued its first collateralized mortgage obligation ("CMO", also referred to as mortgage-backed bonds) borrowing secured by fixed rate mortgage loans in April 1998 and issued its second CMO borrowing secured by fixed rate and adjustable rate mortgage loans in March 1999. For GAAP purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMOs as of and for the three months ended June 30, 1999 is summarized as follows (dollars in thousands):


                                                          1999-A               1998-A
                                                      SECURITIZATION       SECURITIZATION           TOTAL
                                                      --------------       --------------           -----
Balance of borrowing at end of period                    $121,639              $62,279             $183,918
Average borrowing balance during the period              $126,067              $65,791             $191,858
Average interest rate during the period                     6.867%               6.829%               6.854%
Interest rate at end of period                              6.899%               6.747%               6.848%
Maximum month-end borrowing balance
  during the period                                      $127,782              $66,934             $194,716

CMO AND MORTGAGE-BACKED BONDS COLLATERAL
----------------------------------------
Balance at end of period - carrying balance              $129,847              $66,177             $196,024


9. AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The consolidated statement of operations of the Company for the three months ended June 30, 1999 includes management and administrative expenses of $177,000, due diligence expenses of $44,000 and commissions of $5,000 relating to billings from HCP. The consolidated statement of operations of the Company for the three months ended June 30, 1998 included management and administrative expenses of $168,000, due diligence expenses of $245,000 and commissions of $92,000 relating to billings from HCP.

Amounts due from related parties and due to related parties are detailed below (dollars in thousands):


                                               INTERCOMPANY BALANCES
                                               ---------------------

                                         JUNE 30,              DECEMBER 31,
                                           1999                    1998
                                         --------              ------------
             Due from HCP-2                $361                    $310
             Due from HCP                    16                       3
                                           ----                    ----
                                           $377                    $313
                                           ====                    ====
             Due to HCP                     $41                      --
                                           ====                    ====

                                              NOTES RECEIVABLE
                                              ----------------
                                         JUNE 30,              DECEMBER 31,
                                           1999                    1998
                                         --------              ------------
             Principals (a) (b)          $3,111                   $3,180
             HCP                          1,053                      713
                                         ------                   ------
                                         $4,164                   $3,893
                                         ======                   ======

(a) The Principals are the four most senior officers/stockholders of Hanover.

(b) In March 1999, Hanover agreed to amend certain notes receivable (aggregating $1,203,880) from the Principals that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principals' voluntary termination of employment.

10. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. The repurchases were made from time to time in open market transactions. During the six months ended June 30, 1999 the Company repurchased 495,000 shares of its common stock at an average price of $4.51 per share for a total cost of $2,236,000. Through June 30, 1999 the Company had repurchased a total of 641,900 shares of its common stock at an average price of $5.58 per share for a total cost of $3,580,000.

11. STOCK WARRANTS

In November 1998 Hanover entered into a short term financing agreement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with such financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue and deliver to RFC warrants to purchase 299,999 shares of Hanover's common stock exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire after five years, in April 2004.

12. GAIN ON SALE OF SERVICING RIGHTS

On March 31, 1999 Hanover entered into an agreement to sell the servicing rights on $148 million of single-family mortgage loans. The total gain on the sale of mortgage servicing rights was $566,000. A portion of the gain, ($344,000) relating to mortgage loans that were previously securitized, was recognized at the time of the sale, the balance of the gain ($222,000) relating to mortgage loans classified as held for sale, was deferred and is being amortized into interest income over the lives of the mortgage loans using the effective yield method until the mortgage loans are either sold or securitized.

13. SUBSEQUENT EVENTS

On July 23, 1999 the Board of Directors of Hanover declared a cash dividend of $0.10 per share for the second quarter of 1999 payable on August 23, 1999 to stockholders of record as of August 12, 1999.

On July 23, 1999 Hanover's Board of Directors adopted and approved the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the grant of both non-qualified options and shares of restricted stock. The 1999 Plan is intended to attract, retain and motivate employees, non-employee directors, and consultants of the Company and to enable them to participate in the growth of the Company by providing for or increasing the proprietary interests of such persons in the Company. Awards may be granted pursuant to the 1999 Plan in respect of up to 550,710 shares of Hanover's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting fee income by (i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Until recently, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999 and all charges associated with its discontinuance were recognized in the quarter.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities, and to generate fee income through HCP. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States. Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. Taxable affiliates of Hanover, however, are subject to Federal and state income tax. Hanover has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

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

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                               THREE MONTHS                SIX MONTHS
                                                                  ENDED                       ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          --------------------          -----------------
                                                           1999           1998          1999         1998
                                                           ----           ----          ----         ----

Net interest income                                      $1,733         $  774        $3,784       $2,933
Loan loss provision                                        (113)           (97)         (232)        (148)
Gain on sale of servicing rights                              2             --           344           --
Gain (loss) on sale of mortgage assets                       --            (49)          163          (49)
                                                         ------         ------        ------       ------
    Total revenues                                        1,622            628         4,059        2,736
Expenses                                                    860            978         1,685        1,832
                                                         ------         ------        ------       ------
    Operating income (loss)                                 762           (350)        2,374          904

Equity in (loss) of unconsolidated subsidiaries            (704)          (294)       (1,580)        (300)
                                                         ------         ------        ------       ------

Net income (loss)                                        $   58         $ (644)       $  794       $  604
                                                         ======         ======        ======       ======

Basic earnings (loss) per share                          $ 0.01         $(0.10)       $ 0.13       $ 0.09
                                                         ======         ======        ======       ======

Dividends declared per share (a)                         $ 0.10         $ 0.21        $ 0.30       $ 0.42
                                                         ======         ======        ======       ======



(a) The dividends relating to the three months ended June 30, 1999 were declared on July 23, 1999.

The Company recorded net income of $58,000 or $0.01 per share based on 5,886,240 weighted shares of common stock outstanding for the quarter ended June 30, 1999 compared to a net loss of $(644,000) or $(0.10) per share based on 6,468,160 weighted shares of common stock outstanding for the same period in 1998. Total revenues for the three months ended June 30, 1999 were $1,622,000 as compared to $628,000 for the three month period ended June 30, 1998 (an increase of 158.2%). The second quarter 1998 revenues were negatively impacted by soaring prepayment speeds on the Company's Agency mortgage securities portfolios. As a result of prepayment speeds increasing by more than 42% from the first quarter of 1998 to the second quarter of 1998, the Company reflected premium amortization of $2,148,000 in the second quarter of 1998 compared to $903,000 in the first quarter of 1998.

Operating expenses for the second quarter of 1999 were $860,000, approximately 12.0% lower than in the similar period in 1998 ($978,000). The overall decrease in operating expenses ($118,000) resulted from sizeable reductions in due diligence and commission expenses, which were somewhat offset by increases in the legal and professional category.

The equity in loss of unconsolidated subsidiaries for the second quarter of 1999 ($704,000) reflects a wide negative variance to the similar period in 1998 ($294,000). This variance relates to the Company's investment in Hanover Capital Partners 2, Inc. ("HCP-2"), an unconsolidated mortgage finance subsidiary that was organized in October 1998 to execute a REMIC financing securitization for the Company. The financing structure required certain costs of the securitization (net premiums, hedging and deferred financing costs) to be capitalized in this subsidiary. Substantially all of the $4,881,000 of net equity in HCP-2 consists of these capitalized expenses. These deferred financing costs are being amortized through net interest income (expense) over the anticipated life of the respective mortgage loans. The Company reflects its economic ownership percentage (99%) of this net loss.

For the six month period ended June 30, 1999, the Company reflected net income of $794,000 or $0.13 per share, based on 6,064,606 weighted shares of common stock outstanding, compared to the same period in 1998 when the Company reflected net income of $604,000 or $0.09 per share based on 6,467,423 weighted shares of common stock outstanding. Total revenues for the first two quarters of 1999 were $4,059,000 compared to $2,736,000 in the first two quarters of 1998, an increase of 48.3%. The increase in revenues from 1998 to 1999 related to increased premium amortization recorded in the second quarter of 1998 resulting from very high prepayments on the Company's investment in Agency mortgage securities, gains on the sale of mortgage servicing rights and the sale of mortgage securities transacted in the first six months of 1999.

Operating expenses for the six months ended June 30, 1999 were $147,000 lower than in the similar period in 1998. The Company did not purchase any mortgage loans during the first six months of 1999 and accordingly incurred only a fraction of the due diligence and commission expenses in 1999 ($112,000) as compared to 1998 ($637,000) when the Company purchased in excess of $530,000,000 of mortgage loan pools. Offsetting the cost savings in due diligence and commission expense were substantial increases in legal and professional expenses ($313,000).

During the first six months of 1998 the Company reflected a loss from its equity investment in HCP of $(300,000). For the six month period ended June 30, 1999 the Company reflected a loss from its equity investment in HCP of $(684,000). The losses generated by HCP in 1998 were considerably less than in 1999 because HCP recorded revenues in 1998 of $400,000 as a result of a special consulting assignment and an additional $350,000 of gains from the sale of mortgage servicing rights owned by HCMC, a wholly owned subsidiary of HCP.

During the first six months of 1999, the Company reflected a loss from its equity investment in HCP-2 of $896,000. There was no comparable loss in 1998, since HCP-2 was formed in October 1998. As noted above, HCP-2's net loss is the result of the amortization of approximately $4,881,000 of capitalized expenses, which were created in the October 1998 securitization.

The table below highlights the Company's historical trends and components of return on average equity.

COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                      Gain (loss) on                  Equity in
                        Net Interest     Sale of      Operating     Earnings (Loss)    Annualized
       For the             Income/       Assets/      Expenses/     of Subsidiaries/   Return on
    Quarter Ended          Equity        Equity         Equity          Equity           Equity
    -------------          ------        ------         ------          ------           ------
June 30, 1997 (2)           0.00%          0.00%         0.00%           0.00%            0.00%
September 30, 1997 (3)      4.85%          0.00%         3.59%           0.97%            2.23%
December 31, 1997           7.71%          0.18%         4.26%          (1.41%)           2.22%
March 31, 1998             10.78%          0.00%         4.37%          (0.03%)           6.38%
June 30, 1998               3.47%         (0.25%)        5.00%          (1.50%)          (3.28%)
September 30, 1998          8.23%          0.00%         4.89%          (1.52%)           1.82%
December 31, 1998          11.12%        (32.76%)        7.55%          (4.89%)         (34.08%)
March 31, 1999             11.36%          2.97%         4.85%          (5.15%)           4.33%
June 30, 1999               9.89%          0.01%         5.25%          (4.30%)           0.35%

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

                                                     INTEREST EARNING ASSETS AND RELATED LIABILITIES
                                                     -----------------------------------------------

                                                            QUARTER ENDED                 QUARTER ENDED
                                                            JUNE 30, 1999                 JUNE 30, 1998
                                                     --------------------------------------------------------
                                                     Average         Effective    Average       Effective
                                                     Balance          Rate (2)    Balance       Rate (2)
Interest earning assets
  Mortgage loans (1)                                  $123,945         7.010%     $370,811       7.371%
  CMO collateral 1999-A                                134,565         7.302%
  CMO collateral 1998-A                                 69,904         6.637%       92,272       7.158%
  FNMA swap securities                                  50,659         6.904%
  Private placement notes - 1998-B                      16,079        14.111%
  Private placement notes - third
    parties                                              1,183        18.466%
  Purchased Agency securities                            2,960         7.383%      281,933       3.992%
                                                      --------        ------      --------      ------
                                                      $399,295         7.352%     $745,016       6.066%
                                                      ========        ======      ========      ======

Interest bearing liabilities
  Reverse repurchase borrowings on
    mortgage loans                                    $113,125         6.150%     $332,424       6.452%
  CMO borrowing - 1999-A                               126,067         6.761%
  CMO borrowing - 1998-A                                65,791         6.850%       88,069       6.901%
  Reverse repurchase borrowings on:
    CMO collateral - 1998-A                              1,518         6.379%        1,076       7.031%
    FNMA swap securities                                49,670         5.346%
    Private placement notes - 1998-B                     5,265         5.691%
    Private placement notes - third
      parties                                              571         6.061%
    Purchased Agency securities                          2,889         5.018%      272,176       5.616%
                                                      --------        ------      --------      ------
                                                      $364,896         6.394%     $693,745       6.241%
                                                      ========        ======      ========      ======

       Net interest earning assets                    $ 34,399                    $ 51,271
                                                      ========                    ========

Net interest spread                                                    0.958%                   (0.175%)
                                                                      ======                    ======

Yield on net interest earning
    assets (3) (4)                                                    17.519%                    3.700%
                                                                      ======                    ======

(1)  Includes mortgage loans held for sale and mortgage loans held to maturity.

(2)  Loan loss provisions are excluded in the above calculations.
(3) Yield on Net Interest Earning Assets is computed by dividing the applicable net interest income by the average daily balance of Net Interest Earning Assets.
(4) This yield does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest expense of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the discussion on page 39.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 1999 was $1,733,000 compared to net interest income of $774,000 for the three months ended June 30, 1998. The following table reflects net interest income generated for each period (dollars in thousands):

                                                     NET INTEREST INCOME
                                                     -------------------
                                                   QUARTER         QUARTER
                                                    ENDED           ENDED
                                                   JUNE 30,        JUNE 30,
                                                     1999            1998
                                                   --------        --------
Mortgage loans                                      $   413        $ 1,412
CMO collateral - 1999-A                                 326             --
CMO collateral - 1998-A                                   9            113
FNMA swap securities                                    203             --
Private placement notes - 1998-B                        491             --
Private placement notes - third party                    46             --
                                                    -------        -------

Core business - subtotal                              1,488          1,525
                                                    -------        -------

Purchased Agency securities                              18         (1,050)
Other                                                   227            299
                                                    -------        -------

Total                                               $ 1,733        $   774
                                                    =======        =======

CORE BUSINESS - MORTGAGE LOANS
Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during the three months ended June 30, 1999 and 1998, respectively, is detailed below (dollars in thousands):

                                                 QUARTER              QUARTER
                                                  ENDED                ENDED
                                                 JUNE 30,             JUNE 30,
                                                   1999                 1998
                                                 --------             --------
MORTGAGE LOANS
--------------
Average asset balance                            $123,945             $370,811
Average  repo balance                             113,125              332,424
                                                 --------             --------
Net interest earning assets                      $ 10,820             $ 38,387
                                                 ========             ========

Average leverage ratio                             91.270%              89.648%
                                                 ========             ========

Effective interest income rate                      7.010%               7.371%
Effective interest expense rate                     6.150%               6.452%
                                                 --------             --------

Net interest spread                                 0.860%               0.919%
                                                 ========             ========

Interest income                                  $  2,172             $  6,833
Interest expense                                    1,759                5,421
                                                 --------             --------

Net interest income                              $    413             $  1,412
                                                 ========             ========

Yield on net interest earning assets               15.282%              14.712%
                                                 ========             ========

The Company's core business of acquiring single-family seasoned mortgage loans and holding the loans prior to making a determination as to whether the mortgage loans will be securitized generated net interest income of $413,000 in the second quarter of 1999 compared to $1,412,000 in the second quarter of 1998.

The Company held 67% fewer average mortgage loans in the second quarter of 1999 compared to the second quarter of 1998 ($123,945 vs. $370,811). The Company did not purchase any mortgage loans in the second quarter of 1999. In the same period during 1998 the Company purchased $272 million (par value) of mortgage loans. The net interest spread decreased by 6.4% (from 0.919% to 0.860%). The decrease in net interest spread is attributable to (i) higher prepayment speeds (20% in the second quarter of 1998 compared to 27% in the second quarter of 1999), (ii) increase in non-accrual of interest income on delinquent mortgage loans, and (iii) securitizing higher rated coupon mortgage loans.

CORE BUSINESS - CMO COLLATERAL - 1999-A
Net interest income generated from the CMO collateral for the 1999-A securitization during the second quarter of 1999 is detailed below (dollars in thousands):


                                                                QUARTER
                                                                 ENDED
                                                                JUNE 30,
CMO Collateral - 1999-A                                           1999
-----------------------                                         --------
Average asset balance                                           $134,565
Average CMO borrowing balance                                    126,067
                                                                --------
Net interest earning assets                                     $  8,498
                                                                ========

Average leverage ratio                                            93.685%
                                                                ========
Effective interest income rate                                     7.302%
Effective interest expense rate                                    6.761%
                                                                --------

Net interest spread                                                0.541%
                                                                ========

Interest income                                                 $  2,457
Interest expense                                                   2,131
                                                                --------

Net interest income                                             $    326
                                                                ========

Yield on net interest earning assets                              15.334%
                                                                ========

In March 1999, the Company securitized $138,357,000 (par value) of mortgage loans. The securitization was accomplished in a grantor/owner trust format (CMO) which entailed the creation of a wholly-owned subsidiary, Hanover SPC-A, Inc. The transaction was accounted for as a financing for both GAAP and tax accounting purposes.

In a financing, the Company continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The sole source of financing for these mortgage loans was the CMO borrowing. This financing represents the liability for certain investment grade mortgage notes issued by the Company - $121,639,000 at June 30, 1999. The interest expense on this financing represents the coupon interest amount to be paid to those note holders. The notes, except for the interest only and principal only notes, have fixed coupon interest rates of 6.50% and 6.75% and an adjustable rate at 5.68% at June 30, 1999. The interest only notes generate monthly interest from the excess interest generated on the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related notes' coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments, and prepayments for the related underlying mortgage loans. Accordingly, the effective interest rate will decline as prepayments on the underlying mortgages with interest rates in excess of the coupon rates accelerate. The mortgage loans collateralizing the mortgage backed bonds experienced annualized prepayment speeds during the second quarter of 1999 of approximately 20%.

CORE BUSINESS - CMO COLLATERAL - 1998-A
Net interest income generated from the CMO Collateral for the 1998-A securitization during the second quarter of 1999 and 1998 is detailed below (dollars in thousands):

                                                 QUARTER            QUARTER
                                                  ENDED              ENDED
                                                 JUNE 30,           JUNE 30,
                                                   1999               1998
                                            -----------------------------------
CMO Collateral - 1998-A
-----------------------
Average asset balance                          $ 69,904          $ 92,272
Average CMO borrowing  balance                   65,791            88,069
Average  repo balance                             1,518             1,076
                                            -----------------------------------
Net interest earning assets                    $  2,595          $  3,127
                                            ===================================

Average leverage ratio                           96.288%           96.611%
                                            ===================================

Effective interest income rate                    6.637%            7.158%
Effective interest expense rate                   6.841%            6.903%
                                            -----------------------------------

Net interest spread                              (0.204)%           0.255%
                                            ===================================

Interest income                                $  1,160          $  1,651
Interest expense                                  1,151             1,538
                                            -----------------------------------

Net interest income                            $      9          $    113
                                            ===================================

Yield on net interest earning assets              1.361%           14.413%
                                            ===================================

In April 1998 the Company securitized $102,977,000 (par value) of mortgage loans. This securitization was accomplished in a REMIC format, which was accounted for as a financing for GAAP purposes and as a sale for tax accounting purposes.

In a financing, the Company continues to record 100% of the interest income, net of servicing fees, generated by the mortgage loans. The primary source of financing for these mortgage loans is the CMO bonds. This financing represents the liability for the investment grade mortgage bonds issued by the Company - $62,279,000 at June 30, 1999. The interest expense on this financing represents the coupon interest amount to be paid to the investment grade bond holders. The Company's net equity in the secured transaction represents the non-investment grade, interest only and principal only bonds. The Company's net equity investment in collateral for mortgage backed bonds can also be leveraged through reverse repurchase financing. At June 30, 1999 the Company had $1,543,000 of reverse repurchase financing on a portion of the collateral for mortgage backed bonds ($2,368,000). The bonds have fixed coupon interest rates of 6.75% and 7.00%. The mortgage loans collateralizing the mortgage backed bonds experienced annualized prepayment speeds during the second quarter of 1999 of approximately 28%.

Interest expense includes the interest on the mortgage backed bonds, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs.

CORE-BUSINESS - FNMA MORTGAGE SECURITIES (SWAPPED FOR THE COMPANY'S MORTGAGE LOANS)
Net interest income generated from investments in FNMA mortgage securities that were converted from the Company's mortgage loans during 1999 is detailed below (dollars in thousands):

                                                         QUARTER
                                                          ENDED
                                                         JUNE 30,
                                                           1999
                                                         --------
FNMA Mortgage Securities (swapped)
---------------------------------
Average asset balance                                     $50,659
Average repo balance                                       49,670
                                                          -------
Net interest earning assets                               $   989
                                                          =======

Average leverage ratio                                     98.043%
                                                          =======

Effective interest income rate                              6.904%
Effective interest expense rate                             5.346%
                                                          -------

Net interest spread                                         1.558%

                                                          =======

Interest income                                           $   874
Interest expense                                              671
                                                          -------

Net interest income                                       $   203
                                                          =======

Yield on net interest earning assets                       82.159%
                                                          =======

In December 1998, the Company exchanged $55.2 million of fixed rate mortgage loans for a like amount of mortgage securities in the form of 31 FNMA certificates. The mortgage loans securing the FNMA mortgage securities experienced annualized prepayment speeds of approximately 16% during the second quarter of 1999.

CORE BUSINESS - PRIVATE PLACEMENT NOTES - 1998-B
Net interest income generated from private placement securities for the 1998-B securitization, purchased from an affiliate, HCP-2, in October 1998 is detailed below (dollars in thousands):

                                            QUARTER
                                             ENDED
                                            JUNE 30,
                                            1999 (1)
                                            --------
Private Placement Notes - 1998-B
--------------------------------
Average asset balance                       $16,079
Average - repo balance                        5,265
                                            -------
Net interest earning assets                 $10,814
                                            =======

Average leverage ratio                       32.745%
                                            =======

Effective interest income rate               14.111%
Effective interest expense rate               5.691%
                                            -------

Net interest spread                           8.420%
                                            =======

Interest income                             $   567
Interest expense                                 76
                                            -------

Net interest income                         $   491
                                            =======

Yield on net interest earning assets         18.180%
                                            =======

(1) This table does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest income of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the discussion on page 39.

In October 1998, the Company completed its second private placement REMIC securitization transaction, the 1998-B securitization. Hanover contributed certain mortgage loan collateral to its newly organized unconsolidated subsidiary, HCP-2. This had the effect of removing the mortgage loan collateral from Hanover's balance sheet for GAAP and tax accounting purposes. HCP-2 accounted for the transaction as a financing for GAAP and as a sale for tax accounting purposes.

HCP-2 issued a REMIC mortgage security and sold all of the REMIC securities except the "AAA" rated notes to two newly created wholly-owned subsidiaries of the Company. The Company's investment at June 30, 1999 includes six investment grade ("AA", "A" and "BBB") notes and six interest only notes. The interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At June 30, 1999 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.102% on a notional balance of

$204,451,000 and the second group had an effective weighted average interest rate of 0.250% on a notional balance of $113,208,000.

The interest only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the net coupon rate. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates. Accordingly, the effective yield generated by this portfolio is expected to decrease over time. The underlying mortgage loans were prepaying at an annualized speed of approximately 30% during the second quarter of 1999, somewhat higher than expected.

CORE BUSINESS - PRIVATE PLACEMENT NOTES - THIRD PARTIES
Net interest income generated from private placement notes purchased from third parties is detailed below (dollars in thousands).

                                                     QUARTER
                                                      ENDED
                                                     JUNE 30,
                                                       1999
                                                     --------
Private Placement Notes-Third Parties
-------------------------------------
Average asset balance                                 $1,182
Average  repo balance                                    571
                                                      ------
Net interest earning assets                           $  611
                                                      ======

Average leverage ratio                                48.308%
                                                      ======

Effective interest income rate                        18.466%
Effective interest expense rate                        6.061%
                                                      ------

Net interest spread                                   12.405%
                                                      ======

Interest income                                       $   55
Interest expense                                           9
                                                      ------

Net interest income                                   $   46
                                                      ======

Yield on net interest earning assets                  30.046%
                                                      ======

At June 30, 1999, the Company had an investment of $3,682,000 in 12 subordinated mortgage-backed securities issued by third parties, all of which were acquired during the quarter ended June 30, 1999. These securities are either unrated or are rated "BB" or "B" by a major rating agency. These securities represent subordinated interests in $1,089,683,000 of mortgage loans. The mortgage loans underlying these securities are generally newly originated, "A" quality loans.

NON-CORE BUSINESS - PURCHASED AGENCY MORTGAGE SECURITIES
Net interest income (loss) generated from purchased Agency mortgage securities in 1999 and 1998 is detailed below:

                                               QUARTER               QUARTER
                                                ENDED                 ENDED
                                               JUNE 30,              JUNE 30,
                                                 1999                  1998
                                               --------              --------
Purchased Agency Mortgage Securities
------------------------------------
Average asset balance                          $ 2,960               $281,933
Average  repo balance                            2,889                272,176
                                               ------------------------------
Net interest earning assets                    $    71               $  9,757
                                               ==============================

Average leverage ratio                          97.601%                96.539%
                                               ==============================

Effective interest income rate                   7.383%                 3.992%
Effective interest expense rate                  5.018%                 5.616%
                                               ------------------------------

Net interest spread                              2.365%                (1.624)%
                                               ==============================

Interest income                                $    55               $  2,814
Interest expense                                    37                  3,864
                                               ------------------------------

Net interest income (loss)                     $    18               $ (1,050)
                                               ==============================

Yield on net interest earning assets           101.161%               (43.054)%
                                               ==============================

The Company invested a significant portion of its initial capital in December 1997, shortly after the inception of the Company, in Agency ARM securities purchased from various "Wall Street" dealers and in March of 1998, the Company purchased an additional fixed rate FNMA certificate from another dealer firm. All of the ARM securities were subsequently sold in October 1998 at a loss of $5,989,000. The Agency ARM securities experienced extremely high prepayment speeds from March 1998 through October 1998, causing higher than anticipated premium amortization write-offs, and accordingly were not contributing any positive net interest income to the Company. Because of the rapid prepayment experienced and the Company's desire to increase liquidity the ARM securities were sold in October 1998. At June 30, 1999 the Company owned only the fixed rate FNMA mortgage security purchased in March 1998.

OTHER INTEREST INCOME

Interest income generated during the three months ended June 30, 1999 and 1998 from non-mortgage assets is detailed below (dollars in thousands):

                                           QUARTER               QUARTER
                                            ENDED                 ENDED
                                           JUNE 30,              JUNE 30,
                                             1999                  1998
                                           --------              --------
       Overnight investing                   $169                  $ 82
       Related party notes                     58                    60
       Cash margin                             --                   157
                                             ----                  ----
                                             $227                  $299
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

Notes receivable due from HCP earn interest at 7.0%. The balance due from HCP at June 30, 1999 and 1998 was $1,053,000 and $2,400,000, respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at June 30, 1999 and 1998 was $3,111,000 and $2,954,000, respectively.

EXPENSES

The Company did not purchase any mortgage loans in the second quarter of 1999 and accordingly incurred little to no expenses for due diligence and commissions during this period. The due diligence costs incurred during the three months ended June 30, 1999 ($44,000) related to additional costs identified on mortgage loan purchases initiated in 1998 and subsequent mortgage loan file documentation deficiency follow-up expenses. In the second quarter of 1998 the Company recorded $245,000 and $92,000 of due diligence and commission expenses, respectively, directly relating to the purchase of $272 million (par value) of mortgage loans.

The Company continued to experience significant increases in legal and professional expenses in the second quarter of 1999 ($328,000) compared to the second quarter of 1998 ($158,000). During the three months ended June 30, 1999 general corporate legal and tax expenses increased greatly as the Company incurred extensive billings relating to new business opportunities, credit line negotiations, tax planning strategies, regulatory issues, warrant matters, etc.

For the three months ended June 30, 1999 and 1998 the Company's ratio of operating expenses to average assets was 0.80% and 0.47%, respectively. The Company's second quarter 1999 and 1998 operating expenses did not include any incentive bonus compensation. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

EQUITY IN (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

Hanover owns 100% of the non-voting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly-owned subsidiaries. The Company conducts all of its taxable businesses (i.e., due diligence consulting, loan sale advisory, and loan brokering) through HCP. Hanover's investment in HCP is accounted for on the equity method. Hanover recorded a loss for the three months ended June 30 1999 and 1998 of $276,000 and $294,000, respectively, from its equity investment in HCP. HCP revenues in the second quarter of 1999 from due diligence services, loan sale advisory, loan brokering and mortgage sales and service, while higher than the corresponding period in 1998 and higher than the first quarter of 1999, were still disappointing. The multifamily and commercial mortgage origination business operated by HCMC, a wholly-owned subsidiary of HCP reflected a pre-tax loss of $102,000 in the second quarter of 1999. Because of ongoing losses the multifamily and commercial mortgage origination operation was terminated in the second quarter of 1999.

In October 1998, the Company completed the 1998-B REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed certain fixed rate mortgage loans, subject to the related reverse repurchase agreement financing, to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC security and sold all of the REMIC security except the "AAA" rated notes to two newly created wholly-owned subsidiaries of Hanover. Hanover's investment in HCP-2 is accounted for on the equity method. Hanover recorded a loss in the second quarter of 1999 from its equity investment in HCP-2 of $428,000.

The loss generated by HCP-2 is a result of the unique securitization transaction entered into in October 1998. The REMIC security transaction effectively records all of the underlying mortgage loans as assets and the same amount of CMO. Accordingly, the gross interest income generated from the underlying mortgages will match exactly the interest expense relating to the CMO. The net loss generated by HCP-2 relates to (1) the amortization of net premiums and deferred hedge costs, reflected as a reduction of interest income, (2) the amortization of deferred financing costs and (3) to a much lesser extent, certain administrative expenses. It is expected that HCP-2 will continue to reflect decreasing losses in the future.

Management believes that the net interest income calculated relating to the 1998-B securitization transaction should be adjusted to reflect the operating activity recorded from the equity in loss of HCP-2 to more fully comprehend the yield on the net interest earning assets. Accordingly, the table below reflects the adjusted net interest income generated from the $318 million securitization transaction (dollars in thousands):

                                                                 QUARTER
                                                                  ENDED
                                                                 JUNE 30,
                                                                   1999
                                                                 --------
Private Placement Notes - 1998-B (as adjusted)
----------------------------------------------
Average asset balance (as adjusted)                              $21,522
Average repo balance                                               5,265
                                                                 -------
Net interest earning assets (as adjusted)                        $16,257
                                                                 =======

Average leverage ratio (as adjusted)                              24.463%
                                                                 =======

Effective interest income rate (as adjusted)                       2.583%
Effective interest expense rate                                    5.691%
                                                                 -------

Net interest spread (as adjusted)                                 (3.108)%
                                                                 =======

Interest income (as adjusted)                                    $   139
Interest expense                                                      76
                                                                 -------

Net interest income (as adjusted)                                $    63
                                                                 =======

Yield on net interest earning assets (as adjusted)                 1.556%
                                                                 =======

TAXABLE INCOME.

Hanover's taxable income for the three months ended June 30, 1999 is estimated at $102,000. Taxable income exceeds GAAP net income recorded for the three months ended June 30, 1999 due to certain book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the three months ended June 30, 1999 (dollars in thousands):

                                                             QUARTER ENDED
                                                                JUNE 30,
                                                                  1999
                                                             -------------
GAAP net income                                                  $ 58
   Add:  Equity in loss of unconsolidated
          subsidiaries                                            704
         Difference in gain recognition on sale
          of servicing rights                                     175
         Loan loss provision                                      113

   Less: Additional tax amortization of net
          premiums on mortgages, CMO
          collateral and mortgage securities                      (93)
         Hedging (cost) settlements                              (792)
         Other                                                    (63)
                                                                 ----

Estimated taxable income                                         $102
                                                                 ====

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



LIQUIDITY

The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs, and additional equity offerings. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term. However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company had three reverse repurchase agreement lines of credit in place at June 30, 1999. One of these lines of credit was renewed in December 1998, another line of credit was renewed in March 1999 and the third line of credit (a $50 million line of credit facility) was closed in April 1999. Management may add additional committed and uncommitted lines of credit in the third and fourth quarter of 1999.

In November 1998, Hanover entered into a short term financing arrangement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with such financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue and deliver to RFC warrants to purchase 299,999 shares of Hanover's common stock exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire after five years, in April 2004.

Net cash provided by operating activities for the six months ended June 30, 1999 was $5,717,000. Cash flows from operating activities were generated by net income of $794,000, adjusted for certain non-cash items of $2,720,000, normal recurring changes in operating assets and liabilities ($2,474,000) and net remittances on loans to Principals of $69,000 and net advances to HCP of $340,000.

Net cash provided by investing activities amounted to $97,014,000 during the period from January 1, 1999 through June 30, 1999. The majority of cash proceeds from investing activities was generated from regular principal amortization payments, curtailment payments, payoffs of mortgage loans and the resale of certain mortgage loans back to the original sellers for various document deficiencies ($58,084,000). Additional proceeds were also received from principal remittances on mortgage securities ($7,261,000) and CMO and mortgage-backed bond collateral ($25,838,000), the sale of mortgage assets ($8,760,000) and mortgage servicing rights ($739,000) offset by the purchase of 12 below investment grade mortgage securities ($3,668,000).

Cash flows from financing activities used $102,920,000 during the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company made net repayments to its reverse repurchase lenders of $205,437,000 and had net borrowings on CMOs and mortgage-backed bonds of $106,613,000. The Company also paid dividends of $1,860,000 and purchased an additional 495,000 shares of its common stock ($2,236,000) during this six month period.

CAPITAL RESOURCES

The Company had no capital expenditure during the quarter and six months ended June 30, 1999 and management does not anticipate the need for any material capital expenditures in the near future.

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

The following information is provided relating to the Company's Y2K issues:

1. Y2K-READINESS- The Company has reviewed the status of all of its information technology ("IT") systems and has determined that all of its computer hardware is Y2K compliant. In addition, the Company has received satisfactory certification from virtually all of its third party vendors and/or verified to its satisfaction that their IT systems are Y2K compliant or have indicated that they are on schedule to be Y2K compliant prior to December 31, 1999.

Key Third Party Vendors                            Services Provided
-----------------------                            -----------------

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

By virtue of the responses received from third party vendors, the Company does not anticipate any significant costs associated with Y2K non-compliance by the third party vendors. The Company does not own any non-IT systems (i.e. elevator systems, building air management systems, security and fire control systems). The Company has received written and/or verbal confirmation that the non-IT systems located in the Company's principal leased facilities are all Y2K compliant.

2. Y2K-COSTS - The Company has not incurred any material costs related to its Y2K issues and believes its total Y2K costs to date have been less than $25,000. At this time it does not anticipate any material costs will be incurred on as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, the estimates of third-party specialists, if any, who may assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K related costs may change if actual results differ materially from the above indication.

3. Y2K-RISKS- Currently the Company's most reasonably likely worst case scenario relating to the Y2K issue would occur if any of the companies which service its mortgage asset portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. A scenario of this type could, if existing for any significant length of time, create liquidity problems for the Company and could result in decreased net income through decreased net interest income and increased operating expenses. If the Company does not receive borrower remittances from its servicers on a timely basis it may have to (1) use existing capital, (2) sell other mortgage assets or (3) try to secure additional financing sources to satisfy lenders' margin calls. Although the likelihood of such an occurrence seems remote, a total cessation of borrower remittances to the Company could potentially lead to monetary defaults by the Company on its repo lending obligations. Additionally, the Company estimates that expenses would increase as a result of legal and other actions taken to attempt to collect the funds due the Company. While the Company believes the probability of the above occurrences to be low, there can be no assurance at this time that the Company will not be materially adversely affected by possible Y2K problems.

4. Y2K-CONTINGENCY PLANS- The development of contingency plans to handle the most reasonably likely worst case Y2K scenario has been completed. The Y2K contingency plans identify individuals within the Company to contact in the event of a Y2K problem, as well as the availability of back-up systems. The Company does not currently anticipate the need for any third-party consultants for remediation efforts.

OTHER MATTERS

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of June 30, 1999 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REIT's; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the second quarter of 1999 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At June 30, 1999 the Company did not have any forward sales of Agency mortgage securities that had not yet settled.

The Company only hedges its fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs or gains of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging gains on the fixed rate mortgage pools were $83,000 during the first six months of 1999. Management is satisfied that the Company's hedging program has been utilized effectively as no charges relating to impairment of mortgage loans were booked through June 30, 1999.

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

At June 30, 1999 the Company had the following interest rate caps in effect (dollars in thousands):

  Notional Amount         Index          Strike %        Maturity Date
--------------------------------------------------------------------------------
      $33,136         3 Month LIBOR       5.75%          March 31, 2001
       31,023         3 Month LIBOR       5.75%          April 30, 2001
      -------
      $64,159
      =======

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed 5.75%, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

MORTGAGE LOAN ASSETS

The Company's mortgage loan assets are classified into two subcategories, fixed rate loans and adjustable rate loans, and further classified as mortgages held for sale vs. mortgages held to maturity. The financing of these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) is accomplished with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. The unsecuritized mortgage assets held by the Company at June 30, 1999 were a combination of adjustable rate mortgage ("ARM") loans (69.1%) and fixed rate mortgage loans (30.9%). The yield on the fixed rate mortgage loans would not be affected by changes in interest rates. The ARM loans would be affected by interest rate changes depending upon repricing frequencies, indexes and interest caps. There were no significant coupon interest rate adjustments on the ARM pools during the second quarter of 1999. The Company's greatest interest rate volatility risk relates to its repo financing. The Company's repo financing agreements at June 30, 1999 were indexed to LIBOR plus a spread of 100 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

Interest income on the mortgage portfolio is also negatively affected by prepayments on mortgage loan pools purchased at a premium and positively impacted by prepayments on mortgage loan pools purchased at a discount. The Company assigns an anticipated prepayment speed to each mortgage pool at the time of purchase and records the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, the Company will adjust the anticipated prepayment speeds and amortization of the premium or discount accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income. Based on management's evaluation of the prepayment speeds relating to the mortgage loan pools, no such adjustment was deemed necessary for the three months ended June 30, 1999.

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

Hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains ("Hedging Gains") and losses ("Hedging Costs") along with the other related hedging costs are amortized over the estimated life of the asset or liability. The Company only hedges its fixed rate mortgage portfolio and certain repo exposure. The hedging program in place at June 30, 1999 included only the hedging of certain repo liabilities with interest rate caps. The cost of hedging repo liabilities with interest rate caps was transferred from the mortgage loan category to the mortgage security category subsequent to the securitization of certain mortgage loans. The Company's customary hedging of fixed rate mortgage loan pools by selling short similar duration matched Agency securities, usually for 30 to 60 day periods, was deemed to be unnecessary at June 30, 1999 due to the relatively low principal balance of fixed rate mortgage loans held for sale. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Net Hedging Gains on fixed mortgage pools were $83,000 in the first quarter of 1999. There were no net Hedging Gains or Hedging Costs in the second quarter of 1999. Total unamortized Hedging Costs on mortgage loans held for sale at June 30, 1999 were $305,000. As of June 30, 1999 the estimated fair market value of these previously hedged assets was slightly higher than the book value of these assets.

SECURITIZED MORTGAGE LOAN ASSETS

With respect to the match funding of assets and liabilities, the CMO and mortgage-backed bond collateral relating to the Hanover Capital 1998-A and Hanover Capital 1999-A securitizations reflect $162,056,000 of fixed rate mortgage loans and $33,968,000 of adjustable rate mortgage loans at June 30, 1999. The primary financing for this asset category is the CMOs ($183,918,000) and to a much lesser extent repo agreements ($1,543,000). Only the repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs locks in long-term financing and thereby eliminates interest rate risk.

MORTGAGE SECURITIES

At June 30, 1999 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities ($70,962,000). The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

Certain of the mortgage securities are financed with repo agreements ($54,094,000 at June 30, 1999) indexed to LIBOR, and as such any increase in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings
                    During the second quarter of 1999, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.        Changes in Securities
                    Not applicable

Item 3.        Defaults Upon Senior Securities
                    Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
                    Not applicable

Item 5.        Other Information
                    None

Item 6.        Exhibits and Reports on Form 8-K:

               (a)  Exhibits filed with this Form 10-Q
                      Ex. 27 Financial Data Schedule
                      Ex. 10.37 Hanover Capital Mortgage Holdings, Inc.
                          1999 Equity Incentive Plan
               (b)  Reports on Form 8-K
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

Dated: August 10, 1999                   By:      /s/  John A. Burchett
       ---------------                            ----------------------
                                                  John A. Burchett
                                                  Chairman of the Board of
                                                  Directors

Dated: August 10, 1999                   By:      /s/  Thomas P. Kaplan
       ---------------                            ---------------------
                                                  Thomas  P. Kaplan
                                                  Chief Financial Officer