Form 10-Q/A
period 1999-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-08-31
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10 - Q/A

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ___________________

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

The registrant had 5,826,899 shares of common stock outstanding as of August 30, 1999.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On April 23, 1999, Hanover Capital Mortgage Holdings, Inc. ("Hanover") issued a stock purchase warrant (the "Warrant") to purchase 299,999 shares of Hanover's common stock at $4.00 per share (subject to adjustment) expiring April 23, 2004. As set forth in Hanover's Form 10-Q for the quarter ended March 31, 1999, the Warrant was issued to Residential Funding Corporation ("RFC") in connection with a short term financing arrangement (that has since terminated) entered into in November 1998 with RFC. The Warrant was issued pursuant to a Warrant Agreement dated April 23, 1999, a copy of which was filed as Exhibit
         10.36 to Hanover's First Quarter 1999 Form 10-Q. Hanover principally relied on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended (the "'33 Act"), in issuing the Warrant. In accordance with such exemption, the Warrant was issued to a financially sophisticated institutional investor which represented that it was acquiring the Warrant for investment and not with a view to the distribution thereof and the certificate for the Warrant bears a legend evidencing that neither the Warrant nor the shares underlying it have been registered under the '33 Act and referencing restrictions against their transfer.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  An annual meeting of the stockholders of Hanover Capital
              Mortgage Holdings, Inc. ("Hanover") was held in New York, New York on Friday May 21, 1999.

         (b) At the May 21, 1999 annual meeting, the stockholders elected Robert E. Campbell, Joyce S. Mizerak, and Irma N. Tavares to serve as directors until the annual meeting of the stockholders to be held in the year 2002 and thereafter until their respective successors are duly elected.

              The following are continuing directors whose term of office automatically continued after the May 21, 1999 annual meeting of the stockholders: John A. Burchett, John A. Clymer, Saiyid T. Naqvi, George J. Ostendorf, John Nicholas Rees, and Joseph Freeman.

         (c) At the May 21, 1999 annual meeting, the stockholders voted (i) to elect the three (3) directors named in (b) above to serve for a term of three (3) years and (ii) to ratify the selection of Deloitte & Touche LLP as the independent public accountants for Hanover for the fiscal year ending December 31, 1999. The results of the stockholders' voting are shown below:

Election of Directors:

       -------------------------------------------------------------------
       Nominee                    For                Authority withheld
       -------------------------------------------------------------------

       Robert E. Campbell         5,025,855          53,225

       -------------------------------------------------------------------
       Joyce S. Mizerak           5,025,855          53,225

       -------------------------------------------------------------------
       Irma N. Tavares            5,025,855          53,225
       -------------------------------------------------------------------


Ratification of Deloitte & Touche LLP:

       -------------------------------------------------------------------
       For                        Against            Abstain
       -------------------------------------------------------------------
       5,045,925                  18,000             15,155
       -------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

Dated:   August 30, 1999                 By: /s/ John A. Burchett
                                             ---------------------------------
                                             John A. Burchett
                                             Chairman of the Board of Directors




Dated:   August 30, 1999                 By: /s/ Thomas P. Kaplan
                                             ---------------------------------
                                             Thomas  P. Kaplan
                                             Chief Financial Officer