Form 10-Q
period 1999-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 1999-11-15
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 -Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____________  to _______________

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


                 90 WEST STREET, SUITE 2210, NEW YORK, NY 10006
               (Address of principal executive offices) (Zip Code)


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

                                 Yes [X]   No [ ]

         The registrant had 5,826,899 shares of common stock outstanding as of November 5, 1999.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        -------

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1999 and December 31, 1998                      3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months Ended September
             30, 1999 and 1998                                             4

             Condensed Consolidated Statement of
             Stockholders' Equity for the Nine Months Ended
             September 30, 1999                                            5

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1999
             and 1998                                                      6

             Notes to Condensed Consolidated Financial
             Statements                                                    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          31

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                            55

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                            58
    Item 2.  Changes in Securities                                        58
    Item 3.  Defaults Upon Senior Securities                              58
    Item 4.  Submission of Matters to a Vote of Security Holders          58
    Item 5.  Other Information                                            58
    Item 6.  Exhibits and Reports on Form 8-K                             58

    Signatures                                                            59

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)


                                                           SEPTEMBER 30,
                                                               1999        DECEMBER 31,
                                                           (unaudited)        1998
                                                           ------------    -----------

ASSETS
Mortgage loans:
     Held for sale                                           $    251      $256,833
     Held to maturity                                              --        69,495
     Collateral for CMOs and mortgage-backed bonds            288,745        81,666
Mortgage securities:
     Available for sale                                        49,995        74,000
     Held to maturity                                           8,337         4,478
     Trading                                                    5,993            --
Cash and cash equivalents                                      18,584        11,837
Accrued interest receivable                                     3,257         3,940
Equity investments
     Operating (Hanover Capital Partners Ltd.)                    934         1,761
     Mortgage finance (Hanover Capital Partners 2, Inc.)           --         5,728
     Other (HanoverTrade.com, Inc.)                                (5)           --
Notes receivable from related parties                           8,378         3,893
Due from related parties                                           79           313
Other receivables                                                 174         1,621
Prepaid expenses and other assets                               2,409           605
                                                             --------      --------
TOTAL ASSETS                                                 $387,131      $516,170
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reverse repurchase agreements                                $ 59,456      $370,090
CMO and mortgage-backed bonds borrowing                       273,514        77,305
Accrued interest payable                                        2,132         1,394
Dividends payable                                                  --           695
Due to related party                                              336            --
Accrued expenses and other liabilities                          1,614           906
                                                             --------      --------
     Total liabilities                                        337,052       450,390
                                                             --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
     authorized, 10 million shares, issued
     and outstanding, -0- shares
Common stock, par value $.01
     authorized, 90 million shares, 5,826,899 and
     6,321,899 shares outstanding at September 30, 1999
     and December 31, 1998, respectively                           58            65
Additional paid-in-capital                                     75,840        78,069
Retained earnings (deficit)                                   (24,903)       (9,955)
Accumulated other comprehensive (loss)                           (916)       (2,399)
                                                             --------      --------
     Total stockholders' equity                                50,079        65,780
                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $387,131      $516,170
                                                             ========      ========




        See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                       1999         1998          1999         1998
                                                     --------      -------      --------      -------
REVENUES:
     Interest income                                 $  4,740      $15,256      $ 20,720      $36,186
     Interest expense                                   5,624       13,564        17,820       31,561
                                                     --------      -------      --------      -------
          Net interest income (expense)                  (884)       1,692         2,900        4,625
     Loan loss provision                                  107          130           339          278
                                                     --------      -------      --------      -------
          Net interest income (expense)
              after loan loss provision                  (991)       1,562         2,561        4,347
    Gain on sale of servicing rights                      196           --           540           --
    Gain (loss) on sale of mortgage assets                (17)          --           146          (49)
    Realized (loss) on mark to market of
        mortgage securities and mortgage loans         (6,534)          --        (6,534)          --
    Provision for (loss) on disposition of
        unconsolidated subsidiary                      (4,793)          --        (4,793)          --
                                                     --------      -------      --------      -------
         Total revenues (loss)                        (12,139)       1,562        (8,080)       4,298
                                                     --------      -------      --------      -------

EXPENSES:
     Personnel                                            508          172           878          535
     Management and administrative                        241          193           611          522
     Due diligence                                         12          158           119          578
     Commissions                                           --           65             5          282
     Legal and professional                               375           99           927          338
     Financing/commitment fees                             82          179           230          311
     Other                                                 86           62           219          194
                                                     --------      -------      --------      -------
          Total expenses                                1,304          928         2,989        2,760
                                                     --------      -------      --------      -------
         Operating income (loss)                      (13,443)         634       (11,069)       1,538

Equity in (loss) of unconsolidated subsidiaries:
        Operating
           (Hanover Capital Partners Ltd.)               (142)        (288)         (826)        (588)
        Mortgage finance
           (Hanover Capital Partners 2, Inc.)            (403)          --        (1,299)          --
        Other (Hanover Trade.com, Inc.)                    (6)          --            (6)          --
                                                     --------      -------      --------      -------
NET INCOME (LOSS)                                    $(13,994)     $   346      $(13,200)     $   950
                                                     ========      =======      ========      =======
BASIC EARNINGS (LOSS) PER SHARE                      $  (2.40)     $  0.05      $  (2.21)     $  0.15
                                                     ========      =======      ========      =======
DILUTED EARNINGS (LOSS) PER SHARE                    $  (2.38)     $  0.05      $  (2.19)     $  0.15
                                                     ========      =======      ========      =======



     See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                       ACCUMULATED
                                  COMMON STOCK        ADDITIONAL     COMPREHENSIVE      RETAINED          OTHER
                                  ------------         PAID-IN          INCOME          EARNINGS      COMPREHENSIVE
                              SHARES       AMOUNT      CAPITAL          (LOSS)          (DEFICIT)         (LOSS)        TOTAL
                              ------       ------      -------          ------          ---------         ------        -----
BALANCE,
December 31, 1998           6,321,899       $ 65      $ 78,069                          $ (9,955)        $ (2,399)     $ 65,780

Repurchase of
   common stock              (495,000)        (7)       (2,229)                                                          (2,236)
Comprehensive (loss):
       Net (loss)                                                      $(13,200)         (13,200)                       (13,200)
       Other comprehensive income (loss)
        Unrealized income on mortgage
        securities, net of reclassification
        adjustment (see disclosure)                                       1,483                             1,483         1,483
                                                                       --------
Comprehensive (loss)                                                   $(11,717)
                                                                       ========
Dividends declared                                                                        (1,748)                        (1,748)
                            ---------       ----      --------                          --------         --------      --------
BALANCE,
September 30, 1999          5,826,899       $ 58      $ 75,840                          $(24,903)        $   (916)     $ 50,079
                            =========       ====      ========                          ========         ========      ========


Disclosure of reclassification amount:
    Unrealized (losses) during the period             $ (1,179)
    Unrealized gain during the period                       11
    Less: reclassification adjustment for
    realized (losses) included in comprehensive
    net (loss)                                           2,651
                                                      --------
    Net unrealized income on mortgage securities      $  1,483
                                                      ========



     See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   NINE MONTHS          NINE MONTHS
                                                                                      ENDED                ENDED
                                                                                SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $ (13,200)          $     950
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Amortization of net premium and deferred costs                                  3,963               5,515
         Loan loss provision                                                               339                 278
         (Gain) on sale of mortgage servicing rights                                      (540)                 --
         (Gain)/loss on sale of mortgage assets                                           (146)                 49
         Realized loss on mark to market of mortgage securities
                 and mortgage loans                                                      6,534                  --
         Provision for loss on disposition of unconsolidated
                 subsidiary                                                              4,793                  --
         Equity in loss of unconsolidated subsidiaries                                   2,131                 588
         (Increase) decrease in accrued interest receivable                                683              (4,242)
         (Increase) in loans to related parties                                         (4,485)             (9,784)
         (Increase) in due from related parties                                           (131)                 --
         (Increase) decrease in other receivables                                        1,447              (1,351)
         (Increase) in prepaid expenses and other assets                                (1,512)               (493)
         Increase in accrued interest payable                                              738               2,228
         Increase (decrease) in due to related party                                       336                (592)
         Increase in accrued expenses and
              other liabilities                                                            707               5,923
                                                                                     ---------           ---------
              Net cash provided by (used in) operating activities                        1,657                (931)
                                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in mortgage loans                                      64,859            (684,159)
         Principal payments received on collateral for
              CMOs and mortgage-backed bonds                                            42,875              15,096
         Principal payments received on mortgage securities                             10,580             133,597
         Proceeds from the sale of mortgage securities and loans                         8,743              20,118
         Proceeds from the sale of mortgage servicing rights                               806                  --
         Purchase of mortgage securities                                                (3,668)             (4,333)
                                                                                     ---------           ---------
              Net cash provided by (used in) investing activities                      124,195            (519,681)
                                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings from CMOs and mortgage-backed bonds                            196,209              85,330
         Net borrowings from (repayments for) reverse repurchase
              agreements                                                              (310,634)            446,077
         Repurchase of common stock                                                     (2,236)             (1,324)
         Payment of dividends                                                           (2,443)             (3,751)
         Equity investment in subsidiaries                                                  (1)             (2,700)
         Exercise of stock warrants                                                         --                   3
                                                                                     ---------           ---------
              Net cash provided by (used in) financing activities                     (119,105)            523,635
                                                                                      --------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                6,747               3,023
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          11,837               4,022
                                                                                     ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  18,584           $   7,045
                                                                                     =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Operating activity - increase in dividends payable ($1,075) relating to the declaration of dividends in September 1998
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
         Income taxes                                                                $       2           $       1
                                                                                     =========           =========
         Interest                                                                    $  17,082           $  29,043
                                                                                     =========           =========

      See accompanying notes to condensed consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting and other fee income by
(i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Until recently, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999 and substantially all charges associated with its discontinuance were recognized in the quarter. The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities, and to generate fee income through HCP. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States.

CAPITALIZATION

In September 1997, the Company raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, the Company sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant, as adjusted on January 1, 1999, entitles the holder to purchase 1.0302 shares of common stock at the adjusted price of $14.56 per share of common stock. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans. As of September 30, 1999, there were 6,217,877 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters over-allotment option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's 1998 Form 10-K.

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

INCOME TAXES

Hanover has elected to be taxed as REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 95% of its taxable income and as long as certain asset, income and stock ownership tests are met.

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

Calculations for earnings (loss) per share are shown below (dollars in thousands, except per share data):

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                1999                 1998                 1999                  1998
                                                ----                 ----                 ----                  ----

EARNINGS (LOSS) PER SHARE BASIC:
   Net income (loss) [numerator]            $   (13,994)          $       346          $   (13,200)          $       950
                                            ===========           ===========          ===========           ===========

   Average common shares
         outstanding [denominator]            5,826,899             6,417,947            5,984,500             6,450,749
                                            ===========           ===========          ===========           ===========

   Per share                                $     (2.40)          $      0.05          $     (2.21)          $      0.15
                                            ===========           ===========          ===========           ===========


EARNINGS (LOSS) PER SHARE DILUTED:
   Net income (loss) [numerator]            $   (13,994)          $       346          $   (13,200)          $       950
                                            ===========           ===========          ===========           ===========

   Average common shares
         outstanding                          5,826,899             6,417,947            5,984,500             6,450,749
                                            ===========           ===========          ===========           ===========

   Add: Incremental shares from
             assumed conversion of
             warrants                            50,000                     0               32,294                     0
                                            -----------           -----------          -----------           -----------
Dilutive potential common shares                 50,000                     0               32,294                     0
                                            -----------           -----------          -----------           -----------

Adjusted weighted average shares
      outstanding [denominator]               5,876,899             6,417,947            6,016,794             6,450,749
                                            ===========           ===========          ===========           ===========

   Per share                                $     (2.38)          $      0.05          $     (2.19)          $      0.15
                                            ===========           ===========          ===========           ===========


3. MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. At September 30, 1999 management had made the determination that $251,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $288,745,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") and mortgage-backed bonds collateral. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity and CMO and mortgage-backed bonds collateral are reported at cost.

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

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools, held for sale portfolio which are carried at the lower of cost or market (dollars in thousands):

                                                    SEPTEMBER 30, 1999
                                                    ------------------
                                            Fixed        Adjustable
                                            Rate          Rate (a)        Total
                                            -----        ----------       -----
Principal amount of mortgage loans          $  45          $ 206          $ 251
                                            -----          -----          -----
Carrying cost of mortgage loans             $  45          $ 206          $ 251
                                            =====          =====          =====
Mix                                         17.93%         82.07%         100.00%
Weighted average net coupon                 7.441%         8.125%          8.002%
Weighted average maturity (b)                 199            203            202




                                                               DECEMBER 31, 1998
                                                               -----------------
                                               Fixed             Adjustable
                                               Rate               Rate (a)              Total
                                               -----             ----------             -----
Principal amount of mortgage loans          $  93,615            $ 159,901            $ 253,516
Net premium and deferred costs                  2,305                1,262                3,567
Loan loss provision                              (157)                 (93)                (250)
                                            ---------            ---------            ---------
Carrying cost of mortgage loans             $  95,763            $ 161,070            $ 256,833
                                            =========            =========            =========
Mix                                             37.29%               62.71%              100.00%
Weighted average net coupon                     8.545%               7.542%               7.912%
Weighted average maturity (b)                     187                  264                  235


The Company had one adjustable rate mortgage loan at September 30, 1999 with a one year constant maturity treasury ("CMT") reference rate index with a 12 month repricing period and a net life cap of 13.50%.

The adjustable rate mortgage loans at December 31, 1998 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%.

(a) The adjustable rate mortgage loans include $ -0- and $31,857,000 of hybrid mortgage loans at September 30, 1999 and December 31, 1998 respectively, which allow the coupon interest rate to change at one specified time during the life of the loan.

(b)  Weighted average maturity reflects the number of months until maturity.

HELD TO MATURITY

The Company did not have any mortgage loans held to maturity at September 30, 1999. The following table summarizes certain characteristics of the Company's single-family mortgage loans, held to maturity which are carried at cost at December 31, 1998 (dollars in thousands):


                                                               DECEMBER 31, 1998
                                                               -----------------
                                               Fixed            Adjustable
                                               Rate                Rate                Total
                                               -----            ----------             -----
Principal balance of mortgage loans          $ 67,515            $    144            $ 67,659
Net premium (discount)                          1,802                   4               1,806
Deferred costs                                     72                  --                  72
Loan loss provision                               (39)                 (3)                (42)
                                             --------            --------            --------
Carrying cost of mortgage loans              $ 69,350            $    145            $ 69,495
                                             ========            ========            ========
Mix                                             99.79%               0.21%             100.00%
Weighted average net coupon                     8.707%              7.625%              8.705%
Weighted average maturity                         253                 302                 253

The adjustable rate mortgage loans had a 1 year CMT based reference rate with a 12 month repricing period and a net life cap of 10.25%.

The average effective yield, which includes the amortization of net premium, discounts and certain deferred costs for the periods shown below on the total mortgage loan portfolio were as follows:

                                             1999              1998
                                             ----              ----
         Quarter ended March 31             7.092%            7.410%
         Quarter ended June 30              7.010%            7.371%
         Quarter ended September 30         2.704%            7.489%


COLLATERAL FOR CMOS AND MORTGAGE-BACKED BONDS

In April 1998, the Company issued its first CMO securitization transaction, Hanover Capital SPC, Inc. Series 1998-A ("1998-A"). $102,977,000 (par value) of single family fixed rate residential mortgage loans were assigned as collateral for the 1998-A securitization. In March 1999, the Company completed its second CMO securitization transaction, Hanover Grantor Trust 1999-A ("1999-A"). $138,357,000 (par value) of single family fixed and adjustable rate residential loans were assigned as collateral for the 1999-A securitization. In August 1999, the Company completed its third CMO securitization transaction, Hanover Capital Trust 1999-B ("1999-B"). $111,575,000 (par value) of single family fixed and adjustable rate residential loans were assigned as collateral for the 1999-B securitization. At the time of the 1999-B securitization, the Company recorded a one-time charge in the consolidated statement of operations for the lower of cost or market adjustment ($2,997,000) against the related mortgage loans. See
Note 13, "Certain Charges and Expenses in the Quarter Ended September 30, 1999". The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of CMOs. All mortgage loans held as CMO and mortgage-backed bonds collateral are reported at the lower of the original cost of the mortgage loans or the market value of the mortgage loans as of the date they were securitized. Premiums, discounts and all deferred costs associated with the mortgage loans held as CMO and mortgage-backed bonds collateral are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments.



The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO and mortgage-backed bonds collateral (dollars in thousands):

                                                            SEPTEMBER 30, 1999
                                                            ------------------
                                               Security
                                                1998-A           Security 1999-A              Security 1999-B
                                               --------     ------------------------      ------------------------
                                                Fixed          Fixed       Adjustable       Fixed        Adjustable
                                                Rate           Rate           Rate          Rate           Rate          Total
                                                -----          -----       ----------       -----        ----------      -----
Principal balance of mortgage loans          $  60,114      $  87,788      $  30,494      $  37,226      $  71,249      $ 286,871
Net premium (discount) and deferred costs        1,334          1,567            544           (364)          (697)         2,384
Loan loss provision                               (119)          (167)           (58)           (57)          (109)          (510)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Carrying cost of mortgage loans              $  61,329      $  89,188      $  30,980      $  36,805      $  70,443      $ 288,745
                                             =========      =========      =========      =========      =========      =========

Mix                                              21.24%         30.88%         10.73%         12.75%         24.40%        100.00%
Weighted average net coupon                      7.745%         8.211%         7.145%         8.407%         6.731%         7.658%
Weighted average maturity                          222            240            314            160            231            232

                                                             DECEMBER 31, 1998
                                                             -----------------
                                               Security
                                                1998-A
                                               --------
                                                 Fixed
                                                 Rate
                                                 -----
Principal balance of mortgage loans            $79,812
Net premium and deferred costs                   1,934
Loan loss provision                                (80)
                                               -------
Carrying cost of mortgage loans                $81,666
                                               =======
Mix                                             100.00%
Weighted average net coupon                      7.787%
Weighted average maturity                          231

The adjustable rate mortgage loans assigned as collateral for the 1999-A securitization at September 30, 1999 had three reference rate indexes (more than 97% based on the one year CMT) with a weighted average 10 month repricing period and a weighted average net life cap of 12.86%.

The adjustable rate mortgage loans assigned as collateral for the 1999-B securitization at September 30, 1999 had 16 reference rate indexes (more than 51% based on the one year CMT) with a weighted average 6 month repricing period and a weighted average net life cap of 14.22%.

The average effective yield, which includes the amortization of net premiums, discounts and certain deferred costs, for the periods shown below on the CMO and mortgage-backed bonds collateral were as follows:

         SECURITY 1999-B                 1999              1998
         ---------------                 ----              ----
         Quarter ended September 30     7.457%            N/A

         SECURITY 1999-A                 1999              1998
         ---------------                 ----              ----
         Quarter ended March 31         7.054%            N/A
         Quarter ended June 30          7.302%            N/A
         Quarter ended September 30     6.895%            N/A


         SECURITY 1998-A                 1999              1998
         ---------------                 ----              ----
         Quarter ended March 31         6.680%            N/A
         Quarter ended June 30          6.637%            7.158%
         Quarter ended September 30     5.769%            7.071%


4. MORTGAGE SECURITIES

The Company's policy is to generally classify mortgage securities as available for sale as they are acquired. Each available for sale mortgage security is monitored for a period of time prior to making a determination whether the asset will be classified as held to maturity. Management reevaluates the classification of the mortgage securities on a quarterly basis. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities classified as held to maturity are carried at the fair value of the security at the time the designation is made. Any fair value adjustment is reflected as a separate component of stockholders' equity and as a cost adjustment of the mortgage security as of the date of the classification and is amortized into interest income as a yield adjustment.

The Company makes periodic evaluations of all mortgage securities to determine whether an other than temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis shall not be changed for further increases in market value; however, further increases in market value will be reflected separately in the equity section of the Company's balance sheet. In the quarter ended September 30, 1999, the Company determined that six interest only notes were impaired. See Note 13, "Certain Charges and Expenses in the Quarter Ended September 30, 1999".

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

At September 30, 1999, the Company had $49,995,000 of fixed rate mortgage securities classified as available for sale. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes certain characteristics of the Company's mortgage securities classified as available for sale, which are carried at their fair value (dollars in thousands):

                          MORTGAGE SECURITIES FOR SALE

                                                                           SEPTEMBER 30, 1999
                                                                           ------------------
                                                                                           1998-B
                                                   Purchased          Swapped             Private
                                                     FNMA               FNMA             Placement
                                                Certificate (a)    Certificates (b)       Notes(c)           Total
                                                ---------------    ----------------      ---------           -----
Principal balance of mortgage securities           $   2,645          $  45,599          $      --         $  48,244
Net premium (discount) and deferred costs                137                778              1,752             2,667
                                                   ---------          ---------          ---------         ---------
Total amortized cost of mortgage securities            2,782             46,377              1,752            50,911
Gross unrealized loss                                    (35)              (881)                --              (916)
                                                   ---------          ---------          ---------         ---------
Carrying cost of mortgage securities               $   2,747          $  45,496          $   1,752         $  49,995
                                                   =========          =========          =========         =========
Mix                                                     5.49%             91.00%              3.51%           100.00%
Principal balance of mortgage loans                $   2,645          $  45,599          $ 218,329         $ 266,573
Weighted average net coupon                            9.000%             7.384%             0.776%           12.122%
Weighted average maturity                                283                244                298               248

                                                                          DECEMBER 31, 1998
                                                                          -----------------
                                                                                         1998-B
                                                   Purchased         Swapped            Private
                                                     FNMA              FNMA            Placement
                                                Certificate (a)   Certificates (b)      Notes (d)            Total
                                                ---------------   ----------------     ----------            -----
Principal balance of mortgage securities           $   3,255          $  55,207         $  14,279          $  72,741
Net premium (discount) and deferred costs                170              1,009             2,479              3,658
                                                   ---------          ---------         ---------          ---------
Total amortized cost of mortgage securities            3,425             56,216            16,758             76,399
Gross unrealized loss                                    (46)                --            (2,353)            (2,399)
                                                   ---------          ---------         ---------          ---------
Carrying cost of mortgage securities               $   3,379          $  56,216         $  14,405          $  74,000
                                                   =========          =========         =========          =========
Mix                                                     4.57%             75.97%            19.46%            100.00%
Principal balance of mortgage loans                $   3,255          $  55,207         $ 297,682          $ 356,144
Weighted average net coupon                            9.000%             7.462%           28.592%            11.679%
Weighted average maturity                                294                248               307                298

(a) Represents one FNMA certificate with a fixed coupon interest rate of 9.00% purchased from a "Wall Street" dealer firm. This certificate generates normal principal and interest remittances to the Company on a monthly basis.
(b) Represents 31 fixed rate FNMA certificates that the Company received in exchange for a like amount of fixed rate mortgage loans in December 1998. The coupon interest rates range from 6.00% to 10.50%. These certificates generate normal principal and interest remittances to the Company on a monthly basis.
(c) Represents six interest only notes purchased from an affiliate, Hanover Capital Partners 2, Inc. ("HCP-2"), in a private placement in October 1998 in connection with the 1998-B securitization. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At September 30, 1999 the interest only notes were divided into two major categories: the first group had an effective weighted average interest rate of 1.066% on a notional balance of $186,370,000; and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $102,780,000 for a combined weighted average interest rate on the notional balances of 0.776%. At September 30, 1999 management reclassified four investment grade notes ("AA and "A") to the trading category and two investment grade notes ("BBB") to the held to maturity category. These notes were transferred at their fair market value which was lower than their cost basis by $1,312,000. This decrease in market value was recorded as a one-time charge in the consolidated statements of operations. See Note 13, "Certain Charges and Expenses in the Quarter Ended September 30, 1999".
(d) Represents nine investment grade ("AA", "A" and "BBB") notes and six interest only notes purchased from HCP-2 in a private placement in October 1998 in connection with the 1998-B securitization. The interest rates on the investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At December 31, 1998 the interest only notes were divided into two major categories: the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000; and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $143,666,000.


HELD TO MATURITY

At September 30, 1999, the Company had $8,337,000 of fixed rate mortgage securities classified as held to maturity. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following tables summarize certain characteristics of the

Company's fixed rate mortgage securities classified as held to maturity, which are carried at cost (dollars in thousands):


                      MORTGAGE SECURITIES HELD TO MATURITY

                                     SEPTEMBER 30, 1999
                                     ------------------
                                                  Third Party            1998-B
                                                    Private              Private
                                                   Placement            Placement
                                                   Notes (a)            Notes (b)             Total
                                                  -----------           ---------             -----
Principal balance of mortgage securities         $     6,124          $     7,723          $    13,847
Net premium (discount) and deferred costs             (2,447)              (2,863)              (5,310)
Loan loss provision                                      (22)                (178)                (200)
                                                 -----------          -----------          -----------
Carrying cost of mortgage securities             $     3,655          $     4,682          $     8,337
                                                 ===========          ===========          ===========
Mix                                                    43.84%               56.16%              100.00%
Principal balance of mortgage loans (d)          $ 1,079,255          $   218,329          $ 1,297,584
Weighted average net coupon                            6.479%               5.456%               5.908%
Weighted average maturity                                316                  298                  307


                         DECEMBER 31, 1998
                         -----------------
                                                   1998-B
                                                   Private
                                                  Placement
                                                  Notes (c)
                                                  ---------
Principal balance of mortgage securities          $  3,816
Net premium and deferred costs                         662
                                                  --------
Carrying cost of mortgage securities              $  4,478
                                                  ========
Mix                                                 100.00%
Principal balance of mortgage loans (d)           $297,682
Weighted average net coupon                          9.899%
Weighted average maturity                              307

(a) Represents twelve below investment grade notes purchased from third parties in the second quarter of 1999. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.68%. These notes generate normal principal and interest remittances to the Company on a monthly basis.
(b) Represents two investment grade notes ("BBB"), six below investment grade notes and three principal only (investment grade) notes purchased from HCP-2 in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the below investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.
(c) Represents nine below investment grade notes and three principal only (investment grade) notes purchased from an affiliate, HCP-2, in October 1998 in connection with the Hanover SPC-2, Inc 1998-B ("1998-B") securitization. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.

(d) The third party private placement notes represented a $6,124,000 subordinated interest in $1,079,255,000 of mortgage loans at September 30, 1999. The 1998-B private placement notes represented a $7,723,000 subordinated interest in $218,329,000 of mortgage loans at September 30, 1999 and a $3,816,000 subordinated interest in $297,682,000 of mortgage loans at December 31, 1998.

TRADING

At September 30, 1999, the Company had $5,993,000 of fixed rate mortgage securities classified as trading. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following tables summarize certain characteristics of the Company's fixed rate mortgage securities classified as trading, which are carried at market (dollars in thousands):

                           MORTGAGE SECURITIES TRADING

                                SEPTEMBER 30, 1999
                                ------------------

                                                                 1998-B
                                                                 Private
                                                                Placement
                                                                Notes (a)
                                                                ---------
Principal balance of mortgage securities                        $  7,129
Net market value (discount)                                       (1,136)
                                                                --------
Carrying cost of mortgage securities                            $  5,993
                                                                ========
Principal balance of mortgage loans (b)                         $218,329
Weighted average net coupon                                        6.594%
Weighted average maturity                                            298

(a) Represents four investment grade notes ("AA" and "A") purchased from HCP-2, in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis.
(b) The 1998-B private placement notes represented a $7,129,000 senior subordinated interest in $218,329,000 of mortgage loans at September 30, 1999.

The average effective yield, which includes amortization of net premiums, (discounts) and deferred costs, for the periods shown below on the combined available for sale, held to maturity and trading mortgage securities portfolio were as follows:

                                            1999              1998
                                            ----              ----
         Quarter ended March 31             8.784%            6.116%
         Quarter ended June 30              8.752%            3.992%
         Quarter ended September 30        (1.335%)           4.528%

MORTGAGE SECURITIES HELD BY AFFILIATE

In addition to the mortgage securities detailed above, the Company also has substantially all of the economic benefit of $14,012,000 of mortgage securities held by its affiliate, HCP. See Note 6, "Equity Investments".

5. LOAN LOSS PROVISION

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss provision for the following periods (dollars in thousands):

                                           NINE MONTHS              NINE MONTHS
                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              1999                     1998
                                       -------------------      -------------------
Balance - beginning of period               $373                        $ 18
Loan loss provision                          339                         277
Transfers/sales                               39                          --
Charge-offs                                  (41)                         --
                                            ----                        ----
Balance - end of period                     $710                        $295
                                            ====                        ====

6. EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly owned subsidiaries. Hanover also owns 100% of the non-voting preferred stock of HCP-2, which represents a 99% ownership interest in HCP-2 and its wholly owned subsidiary. In June 1999, the Company acquired a 97% ownership interest in HanoverTrade.com, Inc. ("HTC") represented by 100% of the non-voting preferred stock of HTC.

Hanover currently conducts substantially all of its taxable business operations (i.e. due diligence consulting, loan sale advisory, and loan brokering and trading) through HCP. HCP-2 was organized in October 1998 to facilitate the securitization of $318 million of fixed and adjustable rate residential mortgage loans in connection with the issuance of the 1998-B security. HCP-2 does not conduct any ongoing business. HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions via the internet.

Hanover records its investment in HCP, HCP-2 and HTC on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and HTC, and 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP, HTC and HCP-2, respectively. Summarized financial information for HCP and HCP-2 is detailed below (dollars in thousands):

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (in thousands, except as noted)


                                                             SEPTEMBER 30,
                                                                 1999          DECEMBER 31,
                                                              (unaudited)         1998
                                                             -------------     ------------
ASSETS
CURRENT ASSETS:
   Cash                                                        $    308         $    635
   Interest receivable                                              182               --
   Receivables from related parties                                 599              517
   Other current assets                                           1,889              672
                                                               --------         --------
      Total current assets                                        2,978            1,824
NET INVESTMENT IN MORTGAGE SECURITIES
   Available for sale                                            14,012               --
PROPERTY AND EQUIPMENT-Net                                           69              141
INCOME TAX RECEIVABLE                                                --              220
OTHER ASSETS                                                      1,172              930
                                                               --------         --------

TOTAL ASSETS                                                   $ 18,231         $  3,115
                                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Reverse repurchase agreements                               $ 11,082         $     --
   Accounts payable and accrued expenses                            925              467
   Note payable to related party                                  5,329              713
   Other current liabilities                                         --              110
                                                               --------         --------
      Total current liabilities                                  17,336            1,290
                                                               --------         --------

STOCKHOLDERS' EQUITY:
   Preferred stock: $.01 par value, 100,000 shares
       authorized, 97,000 shares outstanding                          1                1
   Common stock:
      Class A: $.01 par value, 5,000 shares authorized,
       3,000 shares outstanding                                      --               --
   Additional paid-in capital                                     2,840            2,840
   Retained earnings (deficit)                                   (1,868)          (1,016)
   Accumulated other comprehensive (loss)                           (78)              --
                                                               --------         --------
           Total stockholders' equity                               895            1,825
                                                               --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                    $ 18,231         $  3,115
                                                               ========         ========

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)
                                   (unaudited)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                               1999            1998            1999            1998
                                               ----            ----            ----            ----
REVENUES:
   Due diligence fees                        $ 1,917         $ 1,295         $ 3,861         $ 3,534
   Mortgage sales and servicing                   28             175             219             816
   Loan brokering and other income               141             167             741             487
   Net interest income:
       Mortgage securities                       100              --             100              --
       Mortgage loans                             --               7              --               7
                                             -------         -------         -------         -------
        Total revenues                         2,186           1,644           4,921           4,844
                                             -------         -------         -------         -------

EXPENSES:
   Personnel expense                           1,884           1,641           4,569           4,232
   General and administrative expense             71             136             347             457
   Other expenses                                275             283             840             928
   Interest expense                               49              51             156             114
   Depreciation and amortization                  54              29              95              83
                                             -------         -------         -------         -------

       Total expenses                          2,333           2,140           6,007           5,814
                                             -------         -------         -------         -------

(LOSS) BEFORE INCOME
      TAX (BENEFIT)                             (147)           (496)         (1,086)           (970)

INCOME TAX (BENEFIT)                              --            (197)           (235)           (382)
                                             -------         -------         -------         -------

NET (LOSS)                                   $  (147)        $  (299)        $  (851)        $  (588)
                                             =======         =======         =======         =======


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

In September 1999, HCP purchased 17 below investment grade notes from an unrelated third party. The coupon interest rates on the below investment grade notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to HCP on a monthly basis. HCP financed the purchase of these notes through a one year reverse repurchase agreement ($11,082,000 at September 30, 1999) and a note payable from Hanover of $3,041,000.

At September 30, 1999, HCP had $14,012,000 of fixed rate mortgage securities classified as available for sale. These mortgage securities are secured by fixed rate mortgage loans on single-family residential housing. The following table summarizes certain characteristics of HCP's mortgage securities classified as available for sale, which are carried at their fair value (dollars in thousands):

                     MORTGAGE SECURITIES AVAILABLE FOR SALE

                               SEPTEMBER 30, 1999
                                                                        Third Party
                                                                          Private
                                                                         Placement
                                                                           Notes
                                                                        -----------
                Principal balance of mortgage securities                  $33,506
                Net (discount)                                            (19,344)
                Loan loss provision                                           (72)
                                                                           ------
                Total amortized cost of mortgage securities                14,090
                Gross unrealized loss                                         (78)
                                                                           ------
                Carrying cost of mortgage securities                      $14,012
                                                                          =======
                Mix                                                        100.00%
                Principal balance of mortgage loans (a)                $5,254,584
                Weighted average net coupon                                 6.520%
                Weighted average maturity                                     347

(a) The third party private placement notes represented a $33,506,000 subordinated interest in $5,254,584,000 of mortgage loans at September 30, 1999.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)



                                           SEPTEMBER 30,
                                               1999          DECEMBER 31,
                                            (unaudited)         1998
                                           ------------         ----
ASSETS
Mortgage loans:
    Collateral for CMOs and
       mortgage-backed bonds                $ 220,636         $ 300,599
Cash and cash equivalents                          --               143
Accrued interest receivable                     1,329             1,868
Deferred financing costs                        2,531             3,191
Other assets                                        1                --
                                            ---------         ---------
TOTAL ASSETS                                $ 244,497         $ 305,801
                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
CMO borrowing                               $ 218,330         $ 297,682
Accrued interest payable                        1,329             1,868
Due to related parties                            365               310
Accrued expenses and other
   liabilities                                     --               154
                                            ---------         ---------
          Total liabilities                   220,024           300,014
                                            ---------         ---------

STOCKHOLDERS' EQUITY:
Preferred stock par value $.01
   authorized, 9,900 shares; issued
   and outstanding, 9,900 shares
Common stock, par value $.01
   authorized, 100 shares; issued
   and outstanding, 100 shares
Additional paid-in capital                     14,319            14,319
Retained earnings (deficit)                    (9,846)           (8,532)
                                            ---------         ---------

          Total stockholders' equity            4,473             5,787
                                            ---------         ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $ 224,497         $ 305,801
                                            =========         =========

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                        THREE MONTHS            NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                            1999                   1999
                                            ----                   ----
REVENUES
      Interest income
          Interest income                 $  4,128              $ 13,735
          Amortization of premium
               and deferred costs             (191)                 (621)
                                          --------              --------
      Total interest income                  3,937                13,114
                                          --------              --------

      Interest expense
          Interest expense                   4,128                13,735
          Amortization of deferred
                financing costs                212                   687
                                          --------              --------
      Total interest expense                 4,340                14,422
                                          --------              --------

      Net interest (expense)                  (403)               (1,308)
                                          --------              --------

EXPENSES:
    Operating                                    5                     6
                                          --------              --------

NET (LOSS)                                $   (408)             $ (1,314)
                                          ========              ========

Hanover Capital Partners 2, Inc. was formed to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization, 1998-B. Hanover SPC-2, Inc., a wholly owned subsidiary of HCP-2, was incorporated for the sole purpose of selling certain investment grade and subordinated notes to certain wholly-owned subsidiaries of Hanover.

The Board of Directors has approved the sale or disposition of the Company's preferred stock investment in HCP-2 and has recorded a one-time charge to the consolidated statement of operations for a loss on the sale of HCP-2 of $4,428,000. See Note 13, "Certain Charges and Expenses in the Three Months Ended September 30, 1999".

7. REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts. At September 30, 1999 the Company had a total of $300 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with two lenders. All borrowings pursuant to the master reverse repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 125 basis points to LIBOR plus 238 basis points.

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

At September 30, 1999 the Company had no outstanding borrowings on mortgage loans under the above mentioned reverse repurchase agreements.

At September 30, 1999, the Company had outstanding borrowings on retained CMO securities of $3,366,000 with a weighted average borrowing rate of 7.241% and a weighted average remaining maturity of less than one month. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at September 30, 1999 were collateralized by securities with a cost basis of $7,343,000.

At September 30, 1999, the Company had outstanding reverse repurchase agreement financing for purchased mortgage securities of $56,090,000 with a weighted average borrowing rate of 5.673% and a remaining maturity of less than one month. Other mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at September 30, 1999 was collateralized by securities with a cost basis of $59,629,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at September 30, 1999:

             Committed                           Uncommitted                        Maturity Date
             ---------                           -----------                        -------------
            $ 50 million                              --                               April 2000
             100 million                         $100 million                          March 2000

Information pertaining to reverse repurchase agreement financing as of and for the three months ended September 30, 1999 is summarized as follows (dollars in thousands):

                                                                                         Other
                                                      Mortgage       Retained CMO       Mortgage
   Reverse Repurchase Agreements                       Loans          Securities       Securities
   -----------------------------                      --------       ------------      ----------
   Balance of borrowing at end of period                     0         $  3,366         $ 56,090
   Average borrowing balance during the period        $ 37,031         $  2,373         $ 52,470
   Average interest rate during the period               6.258%           6.963%           5.276%
   Maximum month-end borrowing balance
     during the period                                $102,385         $  3,393         $ 56,090

   Collateral Underlying the Agreements
   ------------------------------------
   Balance at end of period - carrying value                 0         $  7,343         $ 59,629

Information pertaining to reverse repurchase agreement financing as of and for the year ended December 31, 1998 is summarized as follows (dollars in thousands):

                                                                                      Other
                                                   Mortgage       Retained CMO       Mortgage
Reverse Repurchase Agreements                       Loans          Securities       Securities
-----------------------------                      --------       ------------      ----------
Balance of borrowing at end of period              $306,239         $  1,911         $ 61,940
Average borrowing balance during the period        $367,656         $    760         $224,050
Average interest rate during the period               6.511%           6.853%           5.695%
Maximum month-end borrowing balance
  during the period                                $659,319         $  2,331         $249,450

Collateral Underlying the Agreements
------------------------------------
Balance at end of period - carrying value          $320,759         $  2,542         $ 64,938


At September 30, 1999 the Company was in default of its tangible net worth debt covenant with one of its reverse repurchase lenders. The Company had $5,000,000 of outstanding reverse repurchase debt outstanding with this lender at September 30, 1999; which was subsequently paid in full in October. The Company has notified the lender of the default and is in the process of obtaining a waiver from the lender.

8. CMO AND MORTGAGE-BACKED BONDS BORROWING

The Company issued its CMO, also referred to as mortgage-backed bonds borrowing secured by fixed rate mortgage loans in April 1998 and issued subsequent CMO borrowings secured by fixed rate and adjustable rate mortgage loans in March 1999 and August 1999. For GAAP purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMOs as of and for the three months ended September 30, 1999 is summarized as follows (dollars in thousands):

                                                    1999-B           1999-A           1998-A
                                                SECURITIZATION   SECURITIZATION   SECURITIZATION       TOTAL
                                                --------------   --------------   --------------       -----
Balance of borrowing at end of period              $103,474         $112,281         $ 57,759         $273,514
Average borrowing balance during the period        $ 56,249         $116,345         $ 59,905         $232,499
Average interest rate during the period               6.196%           7.022%           6.850%           6.778%
Interest rate at end of period                        6.214%           7.164%           6.970%           6.764%
Maximum month-end borrowing balance
  during the period                                $106,554         $117,759         $ 60,764         $285,077

CMO and mortgage-backed bonds collateral
----------------------------------------
Balance at end of period - carrying balance        $107,247         $120,169         $ 61,329         $288,745



Information pertaining to the CMOs as of and for the year ended December 31, 1998 is summarized as follows (dollars in thousands):

                                                                          1998-A
                                                                      Securitization
                                                                      --------------
   Balance of borrowing at end of period                                  $77,305
   Average borrowing balance during the period                            $63,764
   Average interest rate during the period                                  6.914%
   Maximum month-end borrowing balance
     during the period                                                    $98,391

   CMO and mortgage-backed bonds collateral
   ----------------------------------------
   Balance at end of period - carrying value                              $81,666

9. AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The consolidated statement of operations of the Company for the three months ended September 30, 1999 includes management and administrative expenses of $241,000, and due diligence expenses of $12,000 relating to billings from HCP. The consolidated statement of operations of the Company for the three months ended September 30, 1998 included management and administrative expenses of $193,000, due diligence expenses of $158,000 and commissions of $65,000 relating to billings from HCP.

Amounts due from related parties and due to related parties are detailed below (dollars in thousands):


                              INTERCOMPANY BALANCES

                          SEPTEMBER 30,      DECEMBER 31,
                             1999               1998
                          -------------      ------------
Due from HTC                 $ 79                 --
Due from HCP-2                 --               $310
Due from HCP                   --                  3
                             ----               ----
                             $ 79               $313
                             ====               ====

Due to HCP                   $336                 --
                             ====               ====


                                NOTES RECEIVABLE

                         SEPTEMBER 30,      DECEMBER 31,
                             1999              1998
                         -------------      ------------
Principals (a) (b) (c)     $3,049             $3,180
HCP (d)                     5,329                713
                           ------             ------
                           $8,378             $3,893
                           ======             ======

(a) The Principals are John A. Burchett, George J. Ostendorf, Irma N. Tavares and Joyce S. Mizerak, the four most senior officers/stockholders of Hanover.
(b) In March 1999, Hanover agreed to amend certain notes receivable (aggregating $1,203,880) from the Principals that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principals' voluntary termination of employment.
(c) Pursuant to the note agreements, the Company loaned the Principals $143,000 to purchase common stock in HCP-2 in order to complete the 1998-B securitization transaction. The Principals subsequently made payments on the loans totaling $69,000. The Company believes it is probable that $62,000 of these loans will be forgiven in connection with the disposition of HCP-2. Summarized below is the change in Principals loans during the nine month period ended September 30, 1999:

                              Balance at January 1, 1999          $3,180
                              Loan repayments                        (69)
                              Provision for loan forgiveness         (62)
                                                                  ------
                              Balance at September 30, 1999       $3,049
                                                                  ======

(d) In September 1999 the Company advanced $3,041,000 to HCP to fund the purchase of certain subordinated mortgage securities pursuant to an unsecured loan agreement.

10. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the

Company's outstanding common stock. The repurchases were made from time to time in open market transactions. During the nine months ended September 30, 1999 the Company repurchased 495,000 shares of its common stock at an average price of $4.51 per share for a total cost of $2,236,000. Through September 30, 1999 the Company had repurchased a total of 641,900 shares of its common stock at an average price of $5.58 per share for a total cost of $3,580,000.

11. STOCK WARRANTS AND STOCK OPTIONS

In November 1998 Hanover entered into a short term financing agreement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with that financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue to RFC warrants to purchase 299,999 shares of Hanover's common stock. The warrants are exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire after five years, in April 2004.

On July 23, 1999 Hanover's Board of Directors adopted and approved the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the grant of both non-qualified options and shares of restricted stock. The 1999 Plan is intended to attract, retain and motivate employees, non-employee directors, and consultants of the Company and to enable them to participate in the growth of the Company by providing for or increasing the proprietary interests of such persons in the Company. The terms of the 1999 Plan will allow for the granting of a maximum of 550,710 shares of Hanover's common stock. 282,750 stock options were granted on August 29, 1999 to employees and to members of the Board of Directors of the Company. These stock options are not exercisable until after the first anniversary date of the grant. Thereafter the options may become exercisable over a three-year period.

12. GAIN ON SALE OF SERVICING RIGHTS

On March 31, 1999 Hanover entered into an agreement to sell the servicing rights on $148 million of single-family mortgage loans. The total income from the sale of mortgage servicing rights was $566,000. The gain on sale of mortgage servicing rights was $540,000 and the balance of the income ($26,000) relating to mortgage loans classified as held for sale, was deferred and was amortized into interest income in 1999 over the lives of the mortgage loans using the effective yield method until the mortgage loans were securitized in August 1999.

13. CERTAIN CHARGES AND EXPENSES IN THREE MONTHS ENDED SEPTEMBER 30, 1999

For the three-month period ended September 30, 1999 the Company recorded certain charges and expenses totaling $14,061,000. These charges and expenses are summarized as detailed below (dollars in thousands):

              Realized (loss) on mark to
                  market of mortgage securities               $  3,537     (a)
              Realized (loss) on mark to
                  market of mortgage loans                       2,997     (b)
              Provision for (loss) on disposition of
                  unconsolidated subsidiary (HCP-2)              4,793     (c)
              Additional operating expenses relating
                  to the provision for (loss) on
                  unconsolidated subsidiary (HCP-2)                153     (c)
              Loss from unconsolidated subsidiary
                   (HCP-2)                                         403     (c)
              Catch-up premium, (discount), deferred
                  financing adjustments on certain
                  CMOs and mortgage securities                   1,821     (d)
              Mortgage loan net interest
                  income adjustment                                357     (e)
                                                              --------
                                                              $ 14,061
                                                              ========

(a) The unrealized (loss) on mark to market of mortgage securities resulted from the September 30, 1999 mark to market adjustment ($1,312,000) recorded on six 1998-B notes transferred from the available for sale category to the held to maturity and the trading categories, and the mark down ($2,225,000) of the six 1998-B interest only notes to market value.
(b) The unrealized (loss) from mark to market resulted from a mark to market adjustment of $2,997,000 at the time of transfer of mortgage loans from the held for sale category to the held to maturity category (the 1999-B securitization transaction).
(c) The financing structure for the 1998-B securitization resulted in the organization of HCP-2 in October 1998. HCP-2 was capitalized with a non-cash contribution from Hanover in the form of mortgage pools net of related reverse repurchase agreement financing in exchange for 100% of the non-voting preferred stock of HCP-2 (99% economic interest in HCP-2) and cash contributions from the Principals (which were loaned to the Principals from Hanover) in exchange for all of the common stock of HCP-2 (1% economic interest in HCP-2). The financing structure required certain costs of the securitization (net premium, hedging and deferred financing costs) to be capitalized in the subsidiary, HCP-2. Substantially all of Hanover's investment in HCP-2 consists of these capitalized costs. The capitalized costs are amortized on HCP-2 over the anticipated life of the respective mortgage loans and passed through to Hanover each period as Hanover's equity ownership (99%) in HCP-2. HCP-2 will continue to generate losses as these capitalized costs are amortized.

     The Company believes that the capitalization of HCP-2 and the non-cash amortization of the capitalized costs were confusing and difficult for its investors to understand. Therefore, in September 1999, the Company decided to sell HCP-2. A provision for a loss on the disposition of this investment has been reflected as follows:

                    100% of the balance of the
                         investment in HCP-2         $4,428,000
                    Advances to HCP-2                   365,000
                                                     ----------
                    Total provision                  $4,793,000
                                                     ==========

     The Company believes it is probable that it will forgive $62,000 of loans that Hanover advanced to the Principals in October 1998 that the Principals used to invest in HCP-2. In addition, the Company anticipates that it will pay additional compensation ($41,000) to the Principals equal to the anticipated income tax consequences attributable to the forgiveness of the notes. The total compensation costs related to the provision for forgiveness of Principals' notes ($103,000) and an estimate of costs relating to the disposition of HCP-2 (legal and other) of $50,000 are reflected as additional operating expenses in the condensed consolidated statement of operations for the three month period ended September 30, 1999.

     Also reflected in the above is the $403,000 loss for the three month period ended September 30, 1999 from an unconsolidated subsidiary (HCP-2). Because the Company has no basis in its investment in HCP-2 at September 30, 1999 the Company does not expect to record any future losses from HCP-2.
(d) At September 30, 1999 management reviewed the actual prepayment speeds as compared to the projected prepayment speeds on all of its investment portfolios. The review resulted in a cumulative adjustment of premiums, (discount), deferred costs and deferred financing amortization of $1,821,000 on certain of the Company's investment portfolio. The following cumulative expense adjustments were recorded in the three month period ended September 30, 1999:

                  Mortgage securities - 1998-B               $1,606,000
                  Collateral for CMO - 1998-A                   138,000
                  Collateral for CMO - 1999-A                    58,000
                  Mortgage securities - swapped
                       FNMA certificates                         19,000
                                                             ----------
                                                             $1,821,000
                                                             ==========

(e) An adjustment to mortgage loan net interest income of $357,000 was reflected in the three month period ended September 30, 1999 in connection with the 1999-B securitization. This adjustment reduced the Company's outstanding accrued interest receivable on loans included in the securitization to the amount specified in the securitization documentation.

14. COMMITMENTS AND CONTINGENCIES

Hanover has guaranteed a one year reverse repurchase financing agreement for HCP. The amount of reverse repurchase financing outstanding at September 30, 1999 was $11,082,000.

15. SUBSEQUENT EVENTS

On October 29, 1999, the Board of Directors of Hanover declared a cash dividend of $0.10 per share for the third quarter of 1999 payable on November 22, 1999 to stockholders of record as of November 15, 1999.

On October 29, 1999 Board of Directors of Hanover authorized the Company to initiate a stock repurchase program to buy back up to 1,000,000 shares of Hanover common stock from time to time in open market transactions. Any shares so purchased will be available for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock warrants or stock options. Depending upon the relative opportunities offered in the mortgage market compared to the price of Hanover shares, the Company may or may not repurchase some or all of the authorized amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting fee income by (i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Until recently, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999 and substantially all charges associated with its discontinuance were recognized in the quarter.

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

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                                THREE MONTHS                          NINE MONTHS
                                                                   ENDED                                 ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                                -------------                         -------------
                                                           1999               1998               1999               1998
                                                           ----               ----               ----               ----

Net interest income (expense)                            $   (884)          $  1,692           $  2,900           $  4,625
Loan loss provision                                          (107)              (130)              (339)              (278)
Gain on sale of servicing rights                              196                 --                540                 --
Gain (loss) on sale of mortgage assets                        (17)                --                146                (49)
Realized (loss) on mark to market
     of mortgage securities and mortgage loans             (6,534)                --             (6,534)                --
Provision for (loss) on disposition of
     unconsolidated subsidiary                             (4,793)                --             (4,793)                --
                                                         --------           --------           --------           --------
    Total revenues (loss)                                 (12,139)             1,562             (8,080)             4,298
Expenses                                                    1,304                928              2,989              2,760
                                                         --------           --------           --------           --------
    Operating income (loss)                               (13,443)               634            (11,069)             1,538

Equity in (loss) of unconsolidated subsidiaries              (551)              (288)            (2,131)              (588)
                                                         --------           --------           --------           --------

Net income (loss)                                        $(13,994)          $    346           $(13,200)          $    950
                                                         ========           ========           ========           ========

Basic earnings (loss) per share                          $  (2.40)          $   0.05           $  (2.21)          $   0.15
                                                         ========           ========           ========           ========

Dividends declared per share (a)                         $   0.10           $   0.17           $   0.40           $   0.59
                                                         ========           ========           ========           ========


(a) The dividends relating to the three months ended September 30, 1999 were declared on October 29, 1999.

The Company recorded a net loss of ($13,994,000) or ($2.40) per share based on 5,826,899 weighted shares of common stock outstanding for the quarter ended September 30, 1999 compared to net income of $346,000 or $0.05 per share based on 6,417,947 weighted shares of common stock outstanding for the same period in 1998. Total revenues before certain adjustments for the three months ended September 30, 1999 were $1,366,000 as compared to $1,562,000 for the three month period ended September 30, 1998 (a decrease of 12.6%). These adjustments are described in Note 13 to the financial statements attached hereto. Total revenues for the three months ended September 30, 1999 including adjustments of $13,505,000 were negative $12,139,000. The third quarter 1999 revenues were negatively impacted by charges for (1) provision for loss on the disposition of an unconsolidated subsidiary, Hanover Capital Partners 2, Inc. ("HCP-2") of $4,793,000, (2) mark to market adjustments on mortgage securities acquired from the Hanover 1998-B securitization of $3,537,000, (3) mark to market adjustments on mortgage loans securitized in the August 1999 Hanover 1999-B securitization of $2,997,000 and (4) adjustments to the investment portfolio's net interest income resulting primarily from cumulative prepayment speed adjustments affecting amortization totaling $2,178,000.

Operating expenses for the third quarter of 1999 were $1,304,000, approximately 40.5% higher than in the similar period in 1998 $928,000. The overall increase in operating expenses $376,000 resulted primarily from (1) the reallocation of certain expenses (primarily personnel expenses and management and administrative expenses) between Hanover and HCP of $350,000, (2) increased legal and professional fees of $589,000 (including $50,000 of professional expenses relating to the disposition of HCP-2), (3) additional compensation of $103,000 relating to the disposition of HCP-2, offset by (4) the combined decreases in due diligence, commissions and financing/commitment fees of $817,000.

The equity in loss of unconsolidated subsidiaries for the third quarter of 1999 ($551,000) reflects a wider negative variance compared to the similar period in 1998 ($288,000). This variance relates primarily to the Company's investment in HCP-2, which the Company has decided to sell. As noted above, the Company took a provision of $4,793,000 in the quarter ended September 30, 1999 and recorded certain other operating expenses in connection with its decision to sell HCP-2.

HCP-2 is an unconsolidated mortgage finance subsidiary that was organized in October 1998 to execute a REMIC financing securitization for the Company. The financing structure required certain costs of the securitization (net premiums, hedging and deferred financing costs) to be capitalized in this subsidiary. Substantially all of HCP-2's net equity ($4,473,000 at September 30, 1999) consists of these capitalized expenses. These deferred financing costs are being amortized through net interest income (expense) over the anticipated life of the respective mortgage loans and recorded by the Company in its economic ownership percentage (99%) of this net loss through September 30, 1999. As a result of the provision for the expected sale of HCP-2, the Company believes it will not record future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries is a $6,000 loss from a newly organized subsidiary - HanoverTrade.com, Inc. ("HTC"). HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

For the nine month period ended September 30, 1999, the Company reflected a net loss of ($13,200,000) or ($2.21) per share, based on 5,984,500 weighted shares of common stock outstanding, compared to the same period in 1998 when the Company reflected net income of $950,000 or $0.15 per share based on 6,450,749 weighted shares of common stock outstanding.

Operating expenses for the nine months ended September 30, 1999 were $229,000 higher than in the similar period in 1998. The Company did not purchase any mortgage loans during the first nine months of 1999 and accordingly incurred only a fraction of the due diligence and commission expenses in 1999 ($124,000) as compared to 1998 ($860,000) when the Company purchased in excess of $749,000,000 of mortgage loan pools. Offsetting the cost savings in due diligence and commission expense were substantial increases in legal and professional expenses ($589,000) and personnel expenses ($343,000).

During the first nine months of 1998 the Company reflected a loss from its equity investment in HCP of $(588,000). For the nine month period ended September 30, 1999 the Company reflected a loss from its equity investment in HCP of $(826,000). The losses generated by HCP in 1998 were considerably less than in 1999 because (1) 1998 results included a one time revenue item of $400,000 resulting from a special consulting assignment and an additional $350,000 of gains in 1998 from the sale of mortgage servicing rights owned by Hanover Capital Mortgage Corporation, a wholly owned subsidiary of HCP. This increased loss was offset by (1) increased due diligence fee gross profit in 1999 compared to 1998 and (2) a reallocation of certain expenses between Hanover and HCP in 1999.

During the first nine months of 1999, the Company reflected a loss from its equity investment in HCP-2 of $1,299,000. There was no comparable loss in 1998, since HCP-2 was formed in October 1998. As noted above, HCP-2's net loss is the result of the amortization of approximately $4,473,000 of capitalized expenses at September 30, 1999, which were created in the October 1998-B securitization. As a result of the provision for the expected sale of HCP-2, the Company believes it will not record future losses from HCP-2.

The table below highlights the Company's historical trends and components of return on average equity.

COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                                Gain (loss) on      Other                          Equity in
                                 Net Interest      Sale of         Gains or        Operating    Earnings (Loss)    Annualized
     For the                       Income/         Assets/         (Losses)/       Expenses/    of Subsidiaries/   Return on
  Quarter Ended                    Equity          Equity           Equity          Equity          Equity          Equity
  -------------                    ------          ------           ------          ------          ------          ------
June 30, 1997 (2)                   0.00%            0.00%            0.00%           0.00%          0.00%            0.00%
September 30, 1997 (3)              4.85%            0.00%            0.00%           3.59%          0.97%            2.23%
December 31, 1997                   7.71%            0.18%            0.00%           4.26%         (1.41%)           2.22%
March 31, 1998                     10.78%            0.00%            0.00%           4.37%         (0.03%)           6.38%
June 30, 1998                       3.47%           (0.25%)           0.00%           5.00%         (1.50%)          (3.28%)
September 30, 1998                  8.23%            0.00%            0.00%           4.89%         (1.52%)           1.82%
December 31, 1998                  11.12%          (32.76%)           0.00%           7.55%         (4.89%)         (34.08%)
March 31, 1999                     11.36%            2.97%            0.00%           4.85%         (5.15%)           4.33%
June 30, 1999                       9.89%            0.01%            0.00%           5.25%         (4.30%)           0.35%
September 30, 1999                 (6.57%)           1.19%          (75.10%)          8.65%         (3.65%)         (92.78%)


(1)  Average equity excludes unrealized loss on investments available for sale.
(2) The Company was organized on June 10, 1997, but did not begin operations until September 19, 1997.
(3) Average equity for this period is based on the equity balance at September 19, 1997 (IPO date) and the equity balance at September 30, 1997, excluding unrealized loss on investments available for sale.

The following table reflects the average balances for each major category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the periods shown below (dollars in thousands):

                                                   INTEREST EARNING ASSETS AND RELATED LIABILITIES
                                                                      QUARTER ENDED
                                               QUARTER ENDED        SEPTEMBER 30, 1999    QUARTER ENDED
                                             SEPTEMBER 30, 1999        REVISED (4)      SEPTEMBER 30, 1998
                                             AVERAGE   EFFECTIVE   AVERAGE  EFFECTIVE  AVERAGE   EFFECTIVE
                                             BALANCE   RATE (1)    BALANCE  RATE (1)   BALANCE   RATE (1)
                                             -------   --------    -------  --------   -------   --------
Interest earning assets:
  Mortgage loans                            $ 41,034     2.704%   $ 41,034   6.188%    $566,456   7.489%
  CMO collateral 1999-B                       74,219     7.457%     74,219   7.457%
  CMO collateral 1999-A                      124,649     6.895%    124,649   7.145%
  CMO collateral 1998-A                       63,798     5.769%     63,798   6.634%      91,980   7.071%
  FNMA swap securities                        47,197     6.659%     47,197   6.819%      11,665   7.429%
  Private placement notes - 1998-B            14,972   (31.624%)    14,972  11.283%
  Private placement notes - third parties      3,671    12.382%      3,671  12.382%
  Purchased Agency securities                  2,711     7.996%      2,771   7.996%     231,634   4.385%
                                            --------    ------    --------  ------     --------  ------
                                            $372,311     4.836%   $372,311   7.197%    $901,735   6.648%
                                            ========    ======    ========  ======     ========  ======

Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                         $ 37,031     6.258%   $ 37,031   6.258%    $523,403   6.377%
  CMO borrowing - 1999-B                      55,331     7.182%     55,331   7.182%
  CMO borrowing - 1999-A                     116,932     6.766%    116,932   6.833%
  CMO borrowing - 1998-A                      59,869     6.878%     59,869   6.878%      87,524   6.916%
  Reverse repurchase borrowings on:
    CMO collateral - 1999-B                   13,953     6.958%     13,953   6.958%
    CMO collateral - 1998-A                    1,408     6.398%      1,408   6.398%         203   6.145%
    FNMA swap securities                      45,180     5.781%     45,180   5.781%      11,351   5.952%
    Private placement notes - 1998-B           3,301     5.677%      3,301   5.677%
    Private placement notes - third parties      942     6.445%        942   6.445%
    Purchased Agency securities                2,708     5.354%      2,708   5.354%     230,037   5.689%
                                            --------    ------    --------  ------     --------  ------
                                            $336,655     6.682%   $336,655   6.705%    $852,518   6.364%
                                            ========    ======    ========  ======     ========  ======

       Net interest earning assets          $ 35,656              $ 35,656             $ 49,217
                                            ========              ========             ========

Net interest spread                                     (1.846%)             0.492%               0.284%
                                                       =======              ======               ======

Yield on net interest earning
    assets (2) (3)                                     (12.597%)            11.842%              11.562%
                                                       =======              ======               ======


(1)  Loan loss provisions are excluded in the above calculations.
(2) Yield on net interest earning assets is computed by dividing the applicable net interest income by the average daily balance of net interest earning assets.
(3) This yield does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest expense of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the discussion on page 48.
(4) Certain effective interest rates, the net interest spread and the yield on net interest earning assets were revised assuming the adjustments affecting net interest income ($2,178,000) had all been recorded prior to July 1, 1999. Net interest income was primarily affected by cumulative amortization of premium, (discount) and deferred costs adjustments resulting from the change of prepayment speeds on certain of the Company's investment portfolio.

NET INTEREST INCOME (EXPENSE)

Net interest (expense) for the three months ended September 30, 1999 was ($884,000) compared to net interest income of $1,692,000 for the three months ended September 30, 1998. The following table reflects net interest income (expense) generated for each period (dollars in thousands):


                           NET INTEREST INCOME (LOSS)

                                                                     REVISED
                                                 QUARTER             QUARTER            QUARTER
                                                  ENDED               ENDED              ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                   1999               1999(1)             1998
                                               ----------------------------------------------------
Mortgage loans                                   $  (314)            $    43            $ 2,076
CMO collateral - 1999-B                              142                 142                 --
CMO collateral - 1999-A                              171                 229                109
CMO collateral - 1998-A                             (132)                  6                 41
FNMA swap securities                                 125                 144                 --
Private placement notes - 1998-B                  (1,231)                375                 --
Private placement notes - third party                 99                  99
                                                 -------             -------            -------

Core business - subtotal                          (1,140)              1,038              2,226
                                                 -------             -------            -------

Purchased Agency mortgage securities                  18                  18               (803)
Other                                                238                 238                269
                                                 -------             -------            -------

Total                                            $  (884)            $ 1,294            $ 1,692
                                                 =======             =======            =======

(1) Net interest income for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income ($2,178,000) had all been recorded prior to July 1, 1999. Net interest income was primarily affected by cumulative amortization of premium, (discount) and deferred cost adjustments resulting from the change of prepayment speeds on certain of the Company's investment portfolios.

CORE BUSINESS - MORTGAGE LOANS HELD FOR SALE
Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during the three months ended September 30, 1999 and 1998, respectively, is detailed below (dollars in thousands):

                                                                      REVISED
                                                QUARTER               QUARTER               QUARTER
                                                 ENDED                 ENDED                 ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                  1999                 1999(1)                1998
                                            ------------------- --------------------- ---------------------
Mortgage Loans
--------------
Average asset balance                           $ 41,034              $ 41,034              $566,456
Average repo balance                              37,031                37,031               523,403
                                                --------              --------              --------
Net interest earning assets                     $  4,003              $  4,003              $ 43,053
                                                ========              ========              ========

Average leverage ratio                            90.245%               90.245%               92.400%
                                                ========              ========              ========

Effective interest income rate                     2.704%                6.188%                7.489%
Effective interest expense rate                    6.258%                6.258%                6.377%
                                                --------              --------              --------

Net interest spread                               (3.554%)              (0.070%)               1.112%
                                                ========              ========              ========

Interest income                                 $    278              $    635              $ 10,606
Interest expense                                     592                   592                 8,530
                                                --------              --------              --------

Net interest income (expense)                   $   (314)             $     43              $  2,076
                                                ========              ========              ========

Yield on net interest earning assets             (31.376%)               4.297%               19.285%
                                                ========              ========              ========

(1) Net interest income for the three month period ended September 30,1999 was revised assuming certain adjustments affecting net interest income had all been recorded prior to July 1, 1999. The adjustments affecting net interest income ($357,000) resulted from the reduction of outstanding accrued interest receivable in connection with the 1999-B securitization.

In the quarter ended September 1999, the Company securitized substantially all of its remaining inventory of mortgage loans. These loans were transferred from the held for sale category to the CMO collateral category. Accordingly, the Company's net interest income from mortgage loans held for sale declined to $43,000 (excluding the effect of the $357,000 adjustment described above) in the third quarter of 1999 compared to $2,076,000 in the third quarter of 1998. The results for the third quarter of 1999 reflect approximately one month's activity. Net interest income on these loans for the remaining two quarters is reflected as CMO collateral. The Company did not purchase any mortgage loans in the third quarter of 1999. In the same period during 1998 the Company purchased $272 million (par value) of mortgage loans.

CORE BUSINESS - CMO COLLATERAL - 1999-B
Net interest income generated from the CMO collateral for the 1999-B securitization during the third quarter of 1999 is detailed below (dollars in thousands):


                                                QUARTER
                                                 ENDED
                                              SEPTEMBER 30,
CMO Collateral - 1999-B                           1999
-----------------------                       -------------
Average asset balance                           $74,219
Average CMO borrowing balance                    55,331
Average repo balance                             13,953
                                                -------
Net interest earning assets                     $ 4,935
                                                =======

Average leverage ratio                           93.351%
                                                =======

Effective interest income rate                    7.457%
Effective interest expense rate                   7.168%
                                                -------

Net interest spread                               0.289%
                                                =======

Interest income                                 $ 1,384
Interest expense                                  1,242
                                                -------
Net interest income                             $   142
                                                =======

Yield on net interest earning assets             11.510%
                                                =======


In August 1999, the Company securitized $111,575,000 (par value) of mortgage loans. The securitization was accomplished in a grantor/owner trust format (CMO) through a wholly-owned subsidiary, Hanover SPC-A, Inc. The transaction was accounted for as a financing for both GAAP and tax accounting purposes.

In a financing, the Company continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The primary source of financing for these mortgage loans was the CMO borrowing. This financing represents the liability for certain investment grade mortgage notes issued by the Company of $103,474,000 at September 30, 1999. The interest expense on this financing represents the coupon interest amount to be paid to those note holders. The notes have adjustable coupon interest rates indexed to LIBOR plus 1.01% for the Class 1 notes and LIBOR plus 1.05% for the Class 2 notes. (6.214% weighted average rate at September 30, 1999).

The Company's net equity in this transaction was leveraged through reverse repurchase financing. At September 30, 1999 the Company had $2,000,000 of reverse repurchase financing against its net equity in this transaction.

Interest expense includes the interest on mortgage backed bonds, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs and interest rate caps.

CORE BUSINESS - CMO COLLATERAL - 1999-A
Net interest income generated from the CMO collateral for the 1999-A securitization during the third quarter of 1999 is detailed below (dollars in thousands):


                                                                     REVISED
                                               QUARTER               QUARTER
                                                ENDED                 ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
CMO Collateral - 1999-A                          1999                 1999 (1)
-----------------------                     -------------          -------------
Average asset balance                           $124,649             $124,649
Average CMO borrowing balance                    116,932              116,932
                                                --------             --------
Net interest earning assets                     $  7,717             $  7,717
                                                ========             ========

Average leverage ratio                            93.809%              93.809%
                                                ========             ========

Effective interest income rate                     6.895%               7.145%
Effective interest expense rate                    6.766%               6.833%
                                                --------             --------

Net interest spread                                0.129%               0.312%
                                                ========             ========

Interest income                                 $  2,149             $  2,226
Interest expense                                   1,978                1,997
                                                --------             --------

Net interest income                             $    171             $    229
                                                ========             ========

Yield on net interest earning assets               8.864%              11.870%
                                                ========             ========

(1) Net interest income for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income ($58,000) had all been recorded prior to July 1, 1999. The adjustments affecting net interest income resulted from adjusting amortization of premiums and deferred expenses to actual prepayments experienced to date and projected prepayment speeds of 26%.

In March 1999, the Company securitized $138,357,000 (par value) of mortgage loans. The securitization was accomplished in a grantor/owner trust format (CMO) which entailed the creation of a wholly-owned subsidiary, Hanover SPC-A, Inc. The transaction was accounted for as a financing for both GAAP and tax accounting purposes.

In a financing, the Company continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The sole source of financing for these mortgage loans was the CMO borrowing. This financing represents the liability for certain investment grade mortgage notes issued by the Company of $112,281,000 at September 30, 1999. The interest expense on this financing represents the coupon interest amount to be paid to those note holders. The notes, except for the interest only and principal only notes, have fixed coupon interest rates of 6.50% and 6.75% and an adjustable rate at 6.12% at September 30, 1999. The interest only notes generate monthly interest from the excess interest generated on the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes.

The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related notes' coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments, and prepayments for the related underlying mortgage loans. Accordingly, the effective interest rate will decline as prepayments on the underlying mortgages with interest rates in excess of the coupon rates accelerate. The mortgage loans collateralizing the mortgage backed bonds experienced annualized prepayment speeds during the third quarter of 1999 of approximately 27%.

Interest expense includes the interest on mortgage backed bonds and amortization of certain deferred financing costs.

CORE BUSINESS - CMO COLLATERAL - 1998-A
Net interest income generated from the CMO Collateral for the 1998-A securitization during the third quarter of 1999 and 1998 is detailed below (dollars in thousands):

                                                                      REVISED
                                                QUARTER               QUARTER               QUARTER
                                                 ENDED                 ENDED                 ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                  1999                 1999 (1)               1998
                                              -------------         -------------         -------------
CMO Collateral - 1998-A
-----------------------
Average asset balance                           $ 63,798              $ 63,798              $ 91,980
Average CMO borrowing  balance                    59,869                59,869                87,524
Average  repo balance                              1,408                 1,408                   203
                                                --------              --------              --------
Net interest earning assets                     $  2,521              $  2,521              $  4,253
                                                ========              ========              ========

Average leverage ratio                            96.048%               96.048%               95.376%
                                                ========              ========              ========

Effective interest income rate                     5.769%                6.634%                7.071%
Effective interest expense rate                    6.870%                6.870%                6.915%
                                                --------              --------              --------

Net interest spread                               (1.101)%              (0.236)%               0.156%
                                                ========              ========              ========

Interest income                                 $    920              $  1,058              $  1,625
Interest expense                                   1,052                 1,052                 1,516
                                                --------              --------              --------

Net interest income (expense)                   $   (132)             $      6              $    109
                                                ========              ========              ========

Yield on net interest earning assets             (20.944%)               0.952%               10.291%
                                                ========              ========              ========

(1) Net interest income for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income ($138,000) had all been recorded prior to July 1, 1999. The adjustments affecting net interest income resulted from adjusting amortization of premiums to actual prepayment speeds to date and projected prepayment speeds of 33%.

In April 1998 the Company securitized $102,977,000 (par value) of mortgage loans. This securitization was accomplished in a REMIC format, which was accounted for as a financing for GAAP purposes and as a sale for tax accounting purposes.

In a financing, the Company continues to record 100% of the interest income, net of servicing fees, generated by the mortgage loans.

The primary source of financing for these mortgage loans is the CMO bonds. This financing represents the liability for the investment grade mortgage bonds issued by the Company - $60,764,000 at September 30, 1999. The interest expense on this financing represents the coupon interest amount to be paid to the investment grade bond holders. The Company's net equity in the secured transaction represents the non-investment grade, interest only and principal only bonds. The Company's net equity investment in collateral for mortgage backed bonds can also be leveraged through reverse repurchase financing. At September 30, 1999, the Company had $1,366,000 of reverse repurchase financing on a portion of the collateral for mortgage backed bonds ($3,569,000). The bonds have fixed coupon interest rates of 6.75% and 7.00%. The mortgage loans collateralizing the mortgage backed bonds experienced annualized prepayment speeds during the third quarter of 1999 of approximately 23%.

Interest expense includes the interest on the mortgage backed bonds, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs.

CORE-BUSINESS - FNMA MORTGAGE SECURITIES (SWAPPED FOR THE COMPANY'S MORTGAGE LOANS)
Net interest income in 1999 and 1998 generated from investments in FNMA mortgage securities that were converted from the Company's mortgage loans in 1998 is detailed below (dollars in thousands):

                                                                 (1) REVISED
                                               QUARTER             QUARTER             QUARTER
                                                ENDED               ENDED               ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                 1999                1999                1998
                                             -------------       -------------       -------------
FNMA Mortgage Securities (swapped)
----------------------------------
Average asset balance                           $47,197             $47,197             $11,665
Average repo balance                             45,180              45,180              11,351
                                                -------             -------             -------
Net interest earning assets                     $ 2,017             $ 2,017             $   314
                                                =======             =======             =======

Average leverage ratio                           95.726%             95.726%             97.308%
                                                =======             =======             =======

Effective interest income rate                    6.659%              6.819%              7.429%
Effective interest expense rate                   5.781%              5.781%              5.952%
                                                -------             -------             -------

Net interest spread                               0.878%              1.038%              1.477%
                                                =======             =======             =======

Interest income                                 $   785             $   804             $   213
Interest expense                                    660                 660                 172
                                                -------             -------             -------

Net interest income                             $   125             $   144             $    41
                                                =======             =======             =======

Yield on net interest earning assets             24.789%             28.557%             52.223%
                                                =======             =======             =======

(1) Net interest income for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income ($19,000) had all been recorded prior to July 1, 1999. The adjustments affecting net interest income resulted from adjusting amortization of premiums and deferred expenses to actual prepayment speeds to date and projected prepayment speeds of 22%.

In August 1998, the Company exchanged $17.4 million of adjustable rate mortgage loans for a like amount of mortgage securities in the form of five FNMA certificates. All of these mortgage certificates were subsequently sold with recourse in October 1998.

In December 1998, the Company exchanged $55.2 million of fixed rate mortgage loans (without recourse) for a like amount of mortgage securities in the form of 31 FNMA certificates. The mortgage loans securing the FNMA mortgage securities experienced annualized prepayment speeds of approximately 18% during the third quarter of 1999.

Interest expense includes the interest on the related reverse repurchase agreements and amortization of deferred financing costs and interest rate caps.

CORE BUSINESS - PRIVATE PLACEMENT NOTES - 1998-B
Net interest income (expense) generated from private placement notes for the 1998-B securitization, purchased from an affiliate, HCP-2, in October 1998 is detailed below (dollars in thousands):

                                                                       REVISED
                                                QUARTER                QUARTER
                                                 ENDED                  ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                  1999 (1)           1999 (1)(2)
                                              -------------       ----------------
Private Placement Notes - 1998-B
--------------------------------
Average asset balance                           $ 14,972              $ 14,972
Average - repo balance                             3,301                 3,301
                                                --------              --------
Net interest earning assets                     $ 11,671              $ 11,671
                                                ========              ========

Average leverage ratio                            22.048%               22.048%
                                                ========              ========

Effective interest income rate                   (31.624%)              11.283%
Effective interest expense rate                    5.677%                5.677%
                                                --------              --------

Net interest spread                              (37.301%)               5.606%
                                                ========              ========

Interest income                                 $ (1,184)             $    422
Interest expense                                      47                    47
                                                --------              --------

Net interest income (expense)                   $ (1,231)             $    375
                                                ========              ========

Yield on net interest earning assets             (42.190%)              12.852%
                                                ========              ========

(1) This table does not reflect the Company's combined overall effective yield and the Company's total investment in private placement mortgage securities because the table does not reflect net interest income of and equity employed by the Company's unconsolidated subsidiary, HCP-2. See the discussion on page 49.
(2) Net interest income (expense) for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income ($1,606,000) had all been recorded prior to July 1, 1999. The adjustments affecting net interest income resulted from adjusting amortization of premiums and deferred expenses to actual speeds to date and projected prepayment speeds ranging from 6% to 40%.

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

In the quarter ended September 30, 1999, the Company recorded a total of $10,492,000 of charges related to the 1998-B securitization of which $1,606,000 was reflected in net interest income. These charges were as follows:

- The Company booked amortization expense of $1,951,000 for the three months ended September 30, 1999 compared to $281,000 for three months ended June 30, 1999. Of the $1,951,000 of amortization expense recorded in the third quarter of 1999, $1,606,000 was a catch up adjustment resulting from adjusting to actual prepayment speeds to date and a revision in estimated future prepayment speeds.

- The Company took an impairment charge of $2,225,000 for six interest-only notes.

- Management made a decision to dispose of its investment in HCP-2. As a result of this decision, the Company recorded a provision for loss on sale of HCP-2 of $4,793,000; reserved $50,000 for expenses related to the sale; and forgave $62,000 in loans to Principals (which resulted in $103,000 of additional compensation to the Principals) related to the HCP-2 disposition.

- Management made a decision to sell four of the investment grade notes. These notes were transferred from the available for sale category to the trading category. As a result of this decision, the Company recorded a mark-to-market charge of $987,000.

- Management made a decision to hold two of the investment grade ("BBB") notes to maturity. These notes were transferred from the available for sale category to the held to maturity category. As a result of this decision, the Company booked a mark-to-market charge of $325,000

- The Company recorded, on the equity method, its share of losses ($403,000) generated by HCP-2 in the three month period ended September 30, 1999.

Management determined that prepayment speeds on the 1998-B securitization have been substantially faster than originally projected. In accordance with SFAS #91, the Company adjusted the balance of premium and deferred hedge expenses to reflect the actual prepayments to date and revised projections of future prepayment speeds. These adjustments resulted in the $1,606,000 amortization charge.

As a result of the amortization adjustments described above, the Company determined that its investment in six interest-only notes from the 1998-B securitization were impaired. Therefore, these notes were written down to fair value, resulting in the $2,225,000 charge.

At September 30, 1999, HCP-2 owned $218,330,000 (principal balance) of mortgage loans, and has $218,330,000 principal balance of REMIC debt. HCP-2 had no other tangible assets. The principal and interest payments due on the REMIC debt are exactly equal to the principal and interest payments received from the mortgage loan collateral. Because of this, the Company believes that the net economic value of HCP-2 is close to zero.

However, since the 1998-B securitization was structured as a GAAP financing, HCP-2 reports the mortgage loan collateral at historical cost. On a historical cost basis, HCP-2 owned $220,636,000 of mortgage loans, plus $2,531,000 of prepaid securitization costs, and had $218,330,000 of REMIC debt at September 30, 1999. As a result of this accounting treatment, HCP-2 reported $4,473,000 of net equity at September 30, 1999, notwithstanding the fact that the Company believes that the net economic value of HCP-2 is close to zero.

As a result of this historical cost-based accounting, HCP-2 also recognized a substantial amount of non-cash amortization expense each month. In the three month period ended September 30, 1999, HCP-2 recognized $403,000 of non-cash amortization expense.

The Company believes that both the reported equity in HCP-2 and the non-cash amortization expense were confusing and difficult for its investors to understand. Therefore, the Company decided in September 1999 to sell HCP-2. As a result of the proposed sale, the Company has recorded a provision of $4,428,000 against its investment in HCP-2 and a provision of $365,000 against a receivable due from HCP-2. After giving effect to the provision, the Company's net investment in HCP-2 will be zero, which is what the Company believes HCP-2 is worth.

Equity in (loss) of unconsolidated subsidiary for HCP-2 for the three months ended September, 1999 was $403,000. Going forward, the Company does not expect to report equity in (loss) of unconsolidated subsidiary for HCP-2, since it no longer will have any net investment in HCP-2.

The Company's investment in 1998-B private placement securities at September 30, 1999 includes six investment grade ("AA", "A" and "BBB") notes, six interest only notes, six below investment grade notes and three principal only notes. The interest rates on the investment and below investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. At September 30, 1999 the interest only notes were divided into two major categories; the first group had an effective weighted average interest rate of 1.066% on a notional balance of $186,370,000 and the second group had an effective weighted average interest rate of 0.250% on a notional balance of $102,780,000.

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

                                               QUARTER
                                                ENDED
                                             SEPTEMBER 30,
                                                 1999
                                             -------------
Private Placement Notes-Third Parties
-------------------------------------
Average asset balance                           $3,671
Average  repo balance                              942
                                                ------
Net interest earning assets                     $2,729
                                                ======

Average leverage ratio                          25.661%
                                                ======

Effective interest income rate                  12.382%
Effective interest expense rate                  6.445%
                                                ------

Net interest spread                              5.937%
                                                ======

Interest income                                 $  114
Interest expense                                    15
                                                ------

Net interest income                             $   99
                                                ======

Yield on net interest earning assets            14.511%
                                                ======

At September 30, 1999, the Company had an investment of $3,655,000 in 12 subordinated mortgage securities issued by third parties, all of which were acquired during the quarter ended June 30, 1999. These securities are either unrated or are rated "BB" or "B" by a major rating agency. These securities represent subordinated interests in $1,079,255,000 of mortgage loans. The mortgage loans underlying these securities are generally newly originated, "A" quality loans.

NON-CORE BUSINESS - PURCHASED AGENCY MORTGAGE SECURITIES
Net interest income (loss) generated from purchased Agency mortgage securities in 1999 and 1998 is detailed below:

                                                 QUARTER             QUARTER
                                                  ENDED               ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                   1999                1998
                                               -------------       -------------
Purchased Agency Mortgage Securities
------------------------------------
Average asset balance                           $   2,771             $ 231,634
Average  repo balance                               2,708               230,037
                                                ---------             ---------
Net interest earning assets                     $      63             $   1,597
                                                =========             =========

Average leverage ratio                             97.726%               99.311%
                                                =========             =========

Effective interest income rate                      7.996%                4.385%
Effective interest expense rate                     5.354%                5.689%
                                                ---------             ---------

Net interest spread                                 2.642%               (1.304)%
                                                =========             =========

Interest income                                 $      55             $   2,541
Interest expense                                       37                 3,344
                                                ---------             ---------
Net interest income (loss)                      $      18             $    (803)
                                                =========             =========

Yield on net interest earning assets              114.286%             (201.112)%
                                                =========             =========

The Company invested a significant portion of its initial capital in December 1997, shortly after the inception of the Company, in Agency ARM securities purchased from various "Wall Street" dealers and in March, 1998, the Company purchased an additional fixed rate FNMA certificate from another dealer firm. All of the ARM securities were subsequently sold in October 1998 at a loss of $5,989,000. The Agency ARM securities experienced extremely high prepayment speeds from March 1998 through October 1998, causing higher than anticipated premium amortization write-offs, and accordingly were not contributing any positive net interest income to the Company. Because of the rapid prepayment experienced and the Company's desire to increase liquidity the ARM securities were sold in October 1998. At September 30, 1999 the Company owned only the fixed rate FNMA mortgage security purchased in March 1998.

OTHER INTEREST INCOME
Interest income generated during the three months ended September 30, 1999 and 1998 from non-mortgage assets is detailed below (dollars in thousands):

                                    QUARTER         QUARTER
                                     ENDED           ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,
                                      1999            1998
                                      ----            ----
       Overnight investing            $146            $  3
       Related party notes              92              94
       Cash margin                     172
                                      ----            ----
                                      $238            $269
                                      ====            ====

Interest income on cash deposited as additional cash collateral (cash margin) pursuant to reverse repurchase financing agreements with certain lenders earned interest at the respective borrowing rate charged by the lender approximately 5.60%.

Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Home Loan Bank discount notes with interest rates ranging from 4.2% to 4.5%. Overnight investing also includes, to a much lesser extent, investments in the highest rated commercial paper and savings accounts.

Notes receivable due from HCP earn interest at the prime rate less one percent (7.25% at September 30, 1999). The balance due from HCP at September 30, 1999 and 1998 was $5,329,000 and $713,000, respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at September 30, 1999 and 1998 was $3,049,000 and $3,180,000, respectively.

The Company had maintained a significantly higher liquidity balance in the third quarter of 1999 as compared to the third quarter of 1998. (Cash and cash equivalent balances at September 30, 1999 and 1998 were $18,584,000 and $7,045,000, respectively). Accordingly, interest income generated from overnight investing was considerably higher than in the corresponding period in 1998.

In September 1999 Hanover advanced $3,041,000 to HCP to fund the purchase of certain third party private placement notes by HCP. This advance is included in the notes receivable due from HCP at September 30, 1999.

EXPENSES

For the three months ended September 30, 1999 and 1998 the Company's ratio of operating expenses to average assets was 1.32% and 0.39%, respectively. The increase in the ratio of operating expenses to average assets results from the reduction of the Company's total assets resulting from (1) the sale of Agency mortgage securities in October 1998, (2) the 1998-B securitization transaction which reduced total assets by approximately $300 million and (3) net operating expense increases detailed below.

The Company did not purchase any mortgage loans in the third quarter of 1999 and accordingly incurred very little expenses for due diligence and commissions during this period. In the third quarter of 1998, the Company recorded $158,000 and $65,000 of due diligence and commission expenses, respectively, directly relating to the purchase of $219 million (par value) of mortgage loans.

The Management Agreement by and between Hanover and HCP, whereby HCP provides Hanover due diligence, asset management and administrative services, was amended in September 1999 (retroactive to July 1, 1999). The amendment reallocated certain asset management and administrative service expenses between Hanover and HCP to more accurately reflect current top management personnel expense and certain other occupancy related charges. In the three month period ended September 30, 1999, the Company recorded additional personnel expenses of $163,000 that were previously allocated to HCP. Hanover will continue to record similar expenses in future periods. Also included in personnel expense in the third quarter of 1999 is approximately $103,000 of additional compensation expense to the Principals, relating to the provision for forgiveness of Principals' notes.

The Company continued to experience significant increases in legal and professional expenses in the third quarter of 1999 ($375,000) compared to the third quarter of 1998 ($99,000). During the three months ended September 30, 1999 general corporate legal and tax expenses increased greatly as the Company incurred significant expenses relating to new business opportunities, credit line negotiations, tax planning strategies, regulatory issues and the issuance of warrants. Also recorded in the third quarter of 1999 are legal and professional expenses of $50,000 for the disposition of Hanover's investment in HCP-2.

The Company's third quarter 1999 and 1998 operating expenses did not include any incentive bonus compensation. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

EQUITY IN (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

Hanover owns 100% of the non-voting preferred stock of HCP, which represents a 97% ownership interest in HCP and its wholly-owned subsidiaries. The Company conducts all of its taxable businesses (i.e., due diligence consulting, loan sale advisory, and loan brokering) through HCP. Hanover's investment in HCP is accounted for on the equity method. Hanover recorded a loss for the three months ended September 30 1999 and 1998 of ($142,000) and ($288,000), respectively, from its equity investment in HCP. HCP revenues in the third quarter of 1999 increased by $452,000 or 27.7% over third quarter 1998 revenues. HCP also reflected net interest income in the third quarter of 1999 of $100,000 from its investment in 17 subordinated mortgage securities. These revenue increases coupled with a reallocation of certain (primarily personnel) expenses from HCP to Hanover resulted in a net loss before tax benefit in the third quarter of 1999 of ($147,000) compared to a net loss before tax benefit in the third quarter of 1998 of ($469,000). HCP recorded an after tax loss for the three month period ended September 30, 1999 of ($147,000) versus ($299,000) in the same period in the prior year as management elected not to book any further deferred tax benefit in the third quarter of 1999.

In October 1998, the Company completed the 1998-B REMIC securitization transaction through its newly organized unconsolidated subsidiary, HCP-2. Hanover contributed certain fixed rate mortgage loans, subject to the related reverse repurchase agreement financing, to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC security and sold all of the REMIC security except the "AAA" rated notes to two newly created wholly-owned subsidiaries of

Hanover. Hanover's investment in HCP-2 is accounted for on the equity method. Hanover recorded a loss in the third quarter of 1999 from its equity investment in HCP-2 of $403,000.

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

                                                                                   REVISED
                                                              QUARTER              QUARTER
                                                               ENDED                ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                1999                1999 (1)
                                                            -------------        -------------
Private Placement Notes - 1998-B (as adjusted)
----------------------------------------------
Average asset balance (as adjusted)                           $ 20,009              $ 14,972
Average repo balance                                             3,301                 3,301
                                                              --------              --------
Net interest earning assets (as adjusted)                     $ 16,708              $ 11,671
                                                              ========              ========

Average leverage ratio (as adjusted)                            16.498%               22.048%
                                                              ========              ========

Effective interest income rate (as adjusted)                   (31.633%)              11.283%
Effective interest expense rate                                  5.677%                5.677%
                                                              --------              --------

Net interest spread (as adjusted)                              (37.310%)               5.606%
                                                              ========              ========

Interest income (as adjusted)                                 $ (1,582)             $    422
Interest expense                                                    47                    47
                                                              --------              --------

Net interest income (expense) (as adjusted)                   $ (1,629)             $    375
                                                              ========              ========

Yield on net interest earning assets (as adjusted)             (38.999%)             (12.852%)
                                                              ========              ========

(1) Net interest income for the three month period ended September 30, 1999 was revised assuming certain adjustments affecting net interest income had all been recorded prior to July 1, 1999. The adjustments affecting net interest income were (1) $1,606,000 resulting from adjusting amortization of premiums and deferred expenses to actual prepayment speeds to date and projected prepayment speeds ranging from 6% to 40%, and (2) $403,000 to eliminate the loss Hanover recorded from its investment in HCP-2 in the third quarter of 1999.

TAXABLE INCOME

Hanover's taxable loss for the three months ended September 30, 1999 is estimated at ($355,000). Taxable loss differs from GAAP net loss for the three months ended September 30, 1999 due to various recurring and one time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable loss for the three months ended September 30, 1999 (dollars in thousands):

                                                               QUARTER ENDED
                                                               SEPTEMBER 30,
                                                                   1999
                                                               -------------
GAAP net (loss)                                                 $(13,994)

Recurring adjustments:
Add:     Equity in loss of unconsolidated
              Subsidiaries                                           551
         GAAP amortization of net premiums
              on mortgages, CMO collateral and
              mortgage securities in excess of tax
              amortization                                            78
         Net loan loss provision                                      61
Less:    Difference in recognition on sales of
              servicing rights and
              mortgage loans                                        (129)
         Other                                                       (70)

Adjustments related to third quarter charges:
Add:     Realized loss on mark to market of
              mortgage securities and mortgage loans               6,534
         Provision for loss on disposition of
              unconsolidated subsidiary (HCP-2)                    4,793
         Catch up amortization of net premiums
              and deferred costs on CMO collateral
              and mortgage securities                              1,821
                                                                --------

Estimated taxable (loss)                                        $   (355)
                                                                ========


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

LIQUIDITY

With the completion of the 1999-B securitization this quarter and the concomitant reduction of mortgage loans held for sale to close to zero, the Company believes it has substantially reduced its exposure to liquidity events. The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

The Company's remaining exposure to market-driven liquidity events is limited to the short-term reverse repurchase financing it has in place against its mortgage-backed securities. If a significant decline in the market value of the Company's mortgage-backed securities portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company had two reverse repurchase agreement lines of credit in place at September 30, 1999. One of these lines of credit was renewed in March 1999 and the other line of credit (a $50 million line of credit facility) was closed in April 1999. Management may add additional committed and uncommitted lines of credit in the future.

In November 1998, Hanover entered into a short term financing arrangement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with such financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue to RFC warrants to purchase 299,999 shares of Hanover's common stock. The warrants are exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire after five years, in April 2004.

Net cash provided by operating activities for the nine months ended September 30, 1999 was $1,657,000, compared to a net loss of ($13,200,000) for the nine months ended September 30, 1998. Significant non-cash charges and expenses through the third quarter included $6,534,000 of unrealized losses from mark-to-market of certain securities and mortgage loans; $4,793,000 provision for loss on sale of HCP-2 subsidiary; and $3,963,000 in amortization of premium and deferred costs. The most significant use of cash not reflected in net income were loans to related parties of $4,485,000, consisting primarily of loans to HCP.

Net cash provided by investing activities amounted to $124,195,000 during the period from January 1, 1999 through September 30, 1999. The majority of cash proceeds from investing activities was generated from (1) the net decrease in mortgage loans available for sale and held to maturity of $64,859,000; (2) principal payments received on collateral for CMOs of $42,875,000 and mortgage securities of $10,580,000; and (3) proceeds from sale of mortgage securities and loans of $8,743,000, offset by the purchase of twelve below investment grade mortgage securities for $3,668,000 in the second quarter. (In addition, HCP purchased seventeen below investment grade mortgage securities in the third quarter. The cash used for this purchase ($3,041,000) was provided by the Company in the form of a note receivable from HCP, which is reflected in the increase in loans to related parties described in the preceding paragraph.)

Cash flows from financing activities used $119,105,000 during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company made net repayments to its reverse repurchase lenders of $310,634,000 and had net borrowings on CMOs and mortgage-backed bonds of $196,209,000. The Company also paid dividends of $2,443,000 and purchased an additional 495,000 shares of its common stock for $2,236,000 during this period.

CAPITAL RESOURCES

The Company had no capital expenditure during the quarter and nine months ended September 30, 1999 and management does not anticipate the need for any material capital expenditures in the near future.

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

OTHER MATTERS

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of September 30, 1999 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the third quarter of 1999 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At September 30, 1999 the Company did not have any forward sales of Agency mortgage securities that had not yet settled.

The Company only hedges its fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs or gains of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging gains on the fixed rate mortgage pools were $86,000 during the first nine months of 1999.

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

At September 30, 1999 the Company had the following interest rate caps in effect (dollars in thousands):

      Notional Amount                  Index                    Strike %                 Maturity Date
----------------------------------------------------------------------------------------------------------
         $  31,394                 3 Month LIBOR                  5.75%                    March, 2001
            29,366                 3 Month LIBOR                  5.75%                    April, 2001
            75,000                 1 Month LIBOR                  7.75%                   August, 2002
            35,000                 1 Month LIBOR                  7.75%                   August, 2004
          --------
          $170,760
          ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed 5.75% and 7.75%, respectively, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

MORTGAGE LOAN ASSETS

The Company's mortgage loan assets are classified into two subcategories, fixed rate loans and adjustable rate loans, and further classified as mortgages held for sale vs. mortgages held to maturity. The financing of these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) is accomplished with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. The unsecuritized mortgage assets held by the Company at September 30, 1999 were a combination of adjustable rate mortgage ("ARM") loans (82.1%) and fixed rate mortgage loans (17.9%). The yield on the fixed rate mortgage loans would not be affected by changes in interest rates. The ARM loans would be affected by interest rate changes depending upon repricing frequencies, indexes and interest caps. There were no significant coupon interest rate adjustments on the ARM pools during the third quarter of 1999. The Company's greatest interest rate volatility risk relates to its repo financing. The Company's repo financing agreements at September 30, 1999 were indexed to LIBOR plus a spread of 125 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

Interest income on the mortgage portfolio is also negatively affected by prepayments on mortgage loan pools purchased at a premium and positively impacted by prepayments on mortgage loan pools purchased at a discount. The Company assigns an anticipated prepayment speed to each mortgage pool at the time of purchase and records the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, the Company will adjust the anticipated prepayment speeds and amortization of the premium or discount accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income. Based on management's evaluation of the prepayment speeds relating to the mortgage loan pools, no such adjustment was deemed necessary for the three months ended September 30, 1999.

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

Hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains ("Hedging Gains") and losses ("Hedging Costs") along with the other related hedging costs are amortized over the estimated life of the asset or liability. The Company only hedges its fixed rate mortgage portfolio and certain repo exposure. There was no hedging instruments in place at September 30, 1999 for the fixed rate mortgage portfolio. The cost of hedging repo liabilities with interest rate caps previously in place for the mortgage loan category was transferred to the mortgage security category subsequent to the securitization of certain mortgage loans. The Company's customary hedging of fixed rate mortgage loan pools by selling short similar duration matched Agency securities, usually for 30 to 60 day periods, was deemed to be unnecessary at September 30, 1999 due to the relatively low principal balance of fixed rate mortgage loans held for sale. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Net Hedging Gains on fixed mortgage pools were $86,000 through the first three quarters of 1999.

SECURITIZED MORTGAGE LOAN ASSETS

With respect to the match funding of assets and liabilities, the CMO and mortgage-backed bond collateral relating to the 1998-A, 1999-A and 1999-B securitizations reflect $187,323,000 of fixed rate mortgage loans and $101,422,000 of adjustable rate mortgage loans at September 30, 1999. The primary financing for this asset category is the CMOs ($273,514,000) and to a much lesser extent repo agreements ($3,366,000). The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A and 1999-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999.

MORTGAGE SECURITIES

At September 30, 1999 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities ($64,325,000). The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

Certain of the mortgage securities are financed with repo agreements ($56,090,000 at September 30, 1999) indexed to LIBOR, and as such any increase in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               During the third quarter of 1999, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

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

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                         By: /s/ John A. Burchett
Dated:   November 12, 1999                   ---------------------------------
         -----------------
                                             John A. Burchett
                                             Chairman of the Board of Directors

Dated:   November 12, 1999               By: /s/ Thomas P. Kaplan
         -----------------                   ---------------------------------
                                             Thomas  P. Kaplan
                                             Chief Financial Officer