Form 10-K
period 1999-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2000-03-30
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 -K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

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

Yes  X   No
    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of common stock held by nonaffiliates of the registrant as of March 17, 2000 was approximately $20,394,000 (based on closing sales price of $3.50 per share of common stock as reported for the American Stock Exchange) on March 17, 2000.

         The registrant had 5,826,899 shares of common stock outstanding as of March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 18, 2000 are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX


PART I                                                                                                   PAGE
                                                                                                         ----
Item 1.   Business..................................................................................       2

Item 2.   Properties................................................................................      27

Item 3.   Legal Proceedings.........................................................................      27

Item 4.   Submission of Matters to a Vote of Security Holders.......................................      27

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................      28

Item 6.   Selected Financial Data...................................................................      30

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....      31

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.................................      51

Item 8.   Financial Statements and Supplementary Data...............................................      54

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....      54

PART III

Item 10.  Directors and Executive Officers of the Registrant........................................      55

Item 11.  Executive Compensation....................................................................      55

Item 12.  Security Ownership of Certain Beneficial Owners and Management............................      55

Item 13.  Certain Relationships and Related Transactions............................................      55

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................      56

Signatures .........................................................................................      57

                                     PART I

ITEM 1: BUSINESS

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") is a real estate investment trust (also referred to as a "REIT") which is focused on the single-family mortgage market. Hanover invests in single-family mortgage loan pools and subordinate mortgage-backed securities and provides consulting and due diligence services through its unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"). Additionally, Hanover is developing an internet-based mortgage whole loan trading exchange through its unconsolidated subsidiary, HanoverTrade.com, Inc. ("HTC"). Hanover is a Maryland corporation formed on June 10, 1997. Hanover owns a 97% ownership interest (representing a 100% ownership of non-voting preferred stock) in each of HCP and HTC.

The principal business strategy of Hanover and its wholly-owned subsidiaries (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain subordinated interests therein and
(iii) acquire subordinated mortgage backed securities ("MBS") similar in nature to the retained interests generated from internal securitizations. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States.

The principal business strategy of the Company's primary unconsolidated subsidiary, HCP, is to generate consulting and other fee income by (i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services, (iii) brokering and trading portfolios of loans, and (iv) providing mortgage loan assignment services for third parties. Until June 30, 1999, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999 and substantially all charges associated with its discontinuance were recognized in the quarter.

The principal business strategy of HanoverTrade.com, Inc. ("HTC") is to leverage HCP's market position as a broker of whole-loan mortgage portfolios to develop a real-time, internet-based trading exchange through which major participants in the secondary mortgage market will be able to trade bulk pools of mortgage loans among themselves.

The Company's third unconsolidated subsidiary, Hanover Capital Partners 2, Inc. ("HCP-2") was formed in October 1998 in connection with a securitization transaction. The Company wrote off its investment in HCP-2 in September, 1999 and does not expect any material future revenue or expenses associated with HCP-2.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities, and to generate fee income through HCP and HTC.

The Company's principal executive offices are located at 90 West Street, Suite 2210, New York, New York 10006.

INVESTMENT PORTFOLIO

General

The primary business of the Company is investing, generally on a long-term basis, in first lien single-family mortgage loans and mortgage-backed securities secured by or representing an interest in mortgage loans. While the Company has not done so to date, it may in the future also invest in multifamily mortgage loans and commercial mortgage loans (single-family mortgage loans, mortgage securities, multifamily mortgage loans and commercial mortgage loans collectively referred to as the "Investment Portfolio"). The percentage of the Company's mortgage-related assets which is invested in various sectors of the Investment Portfolio may vary significantly from time to time depending upon the availability of mortgage loans and mortgage securities.

The Company believes that its sales and due diligence organization and its mortgage industry expertise gives it certain advantages over other mortgage market participants. The Company uses its sales force to source mortgage loan pools, and uses its due diligence organization to analyze the credit risk characteristics of those pools. In addition, the Company acquires subordinate mortgage backed securities that bear the credit risk of specific mortgage loan pools. The Company uses its due diligence organization and industry expertise to analyze the credit risk characteristics of these mortgage loan pools in order to price these securities efficiently.

Trends and Recent Developments

Purchase of Subordinate MBS. As a result of the continued evolution of the mortgage loan and MBS markets in which the Company operates, market conditions in 1999 dictated a shift in the Company's strategy of acquiring mortgage loans and mortgage-backed securities, as compared to 1997 and 1998. Whereas the Company had previously focused primarily on acquiring seasoned mortgage loans, in 1999 the Company focused primarily on acquiring subordinate MBS with characteristics similar to the subordinate MBS that the Company created in its first four securitizations.

Prior to 1999, the Company had primarily invested its funds in mortgage whole loans, which were subsequently securitized. When the mortgage whole loans were securitized, the Company retained a subordinate interest in the loans. These subordinate interests are referred to as subordinate MBS. Other issuers also create subordinate MBS, and these subordinate MBS trade in organized markets. Historically, the Company invested only in subordinate MBS that were created by the Company.

The market for subordinate MBS changed dramatically at the end of 1998 and in early 1999, resulting in a substantial buying opportunity for the Company. As a result of the market disruption, the Company found that it could purchase subordinate MBS created by third party securitizers at very attractive yields. In some cases these yields were higher than the yields the Company could obtain by its previous practice of purchasing whole loans, securitizing them and retaining the resulting subordinate MBS. Additionally, the Company's costs to acquire subordinate MBS created by other issuers is substantially lower than the cost of creating its own subordinate MBS.

As a result of these changes in the market, the Company attempted to take advantage of the new market dynamic by curtailing its purchase of mortgage whole loans and purchasing existing subordinate MBS instead. In 1999, the Company purchased 12 subordinate MBS with an aggregate principal balance of $6,155,000, at a net purchase price of $3,668,000. In addition, the Company's affiliate, HCP, purchased 17 subordinate MBS with an aggregate principal balance of $33,518,000, at a net purchase price of $14,123,000. The Company receives 97% of the income attributable to the subordinate MBS purchased by its affiliate.

Third Quarter Charges. The Company also recognized $14,061,000 of charges and expenses in the third quarter of 1999, the majority of which was the result of a securitization transaction that the Company executed during substantial market turmoil in October 1998. These charges are detailed in Note 17 to the financial statements. The Company believes that these charges primarily resulted from the unusual market conditions of October 1998.

Portfolio Composition

At December 31, 1999, the Company had invested $270,084,000 or 73.9% of the Company's total assets in single-family mortgage loans classified as held for sale, held to maturity and collateral for collateralized mortgage obligations ("CMOs"), and $62,686,000 or 17.2% of its total assets in single-family mortgage-backed securities classified as available for sale, held to maturity or held for trading. The composition of the investment portfolio is described in detail in Notes 3 and 4 to the Company's audited financial statements. The revenues, operating profit and loss from the Company's investing activity is reflected on the Company's consolidated statement of operations.

In 1999, the Company experienced $58,000 of mortgage loan losses on its mortgage loan portfolio (held for sale, held to maturity and collateral for CMOs), and the Company did not experience any mortgage loan credit losses on its mortgage-backed securities portfolio (available for sale, held to maturity and trading). The Company experienced no mortgage loan losses during 1998. Notwithstanding the low level of losses actually incurred, the Company recorded a provision of $446,000 and $356,000 in 1999 and 1998.

In December 1997, the Company purchased 15 government agency adjustable rate mortgage ("Agency ARM") securities from various "Wall Street" dealers and in March of 1998 purchased a fixed rate FNMA certificate from another dealer firm. The ARM securities were purchased at a price of 103.72% of par value or $349,186,000 and the FNMA fixed rate mortgage security was purchased at a price of 105.125% of par or $4,333,000. In October 1998, due to (1) market dislocation, (2) desire to increase liquidity and decrease leverage and (3) rapid prepayments experienced on the Agency ARM securities, the Company sold all of its Agency ARM securities at a loss of $5,989,000. As of December 31, 1999, the Company has not invested in any agency ARM securities.

The mortgage loans, created mortgage securities and, to a lesser extent, the purchased mortgage securities held in the Investment Portfolio generally will be held on a long-term basis, so that the returns will be earned over the lives of the mortgage loans and mortgage securities rather than from sales of the investments.

Securitization Activity

In March 1999, the Company completed its third securitization transaction, the "1999-A" securitization, and thereby transferred $138,357,000 (par value) of mortgage loans to CMO collateral. In August 1999, the Company completed its fourth securitization transaction, the "1999-B" securitization, and thereby transferred $111,575,000 (par value) of mortgage loans to CMO collateral.

In April 1998, the Company completed its first securitization, the "1998-A" securitization, and thereby transferred $103 million (par value) of mortgage loans to CMO collateral. In August 1998, the Company converted approximately $17 million (par value) of adjustable rate mortgage loans into FNMA mortgage securities, and in October and December the Company converted $56 million and $55 million (par value) of fixed rate mortgage loans into FNMA mortgage securities. In October 1998, the Company completed a $318 million (par value) securitization accomplished as a real estate mortgage investment conduit ("REMIC") structure through a taxable subsidiary of the Company, HCP-2. Simultaneously, the Company acquired from HCP-2 in exchange for all of the preferred stock of HCP-2, through two newly created REIT qualified subsidiaries, all of the investment grade securities, (except for the "AAA" rated securities), the unrated securities, the interest-only securities and the principal only securities from the security transaction.

The table below summarizes the Company's securitization transactions (dollars in thousands):

                           SECURITIZATION TRANSACTIONS

                           Mortgage Principal                                          Mortgage
          Month                Balance on             Transaction                      Security
        Completed           Transaction Date             Type                          Created
       April 1998               $102,977       CMO structured as a REMIC           Private Placement
       August 1998                17,404                 Swap                            FNMA
      October 1998               317,764                 REMIC                     Private Placement
      October 1998                55,650                 Swap                            FNMA
      December 1998               55,208                 Swap                            FNMA
       March 1999                138,357                  CMO                      Private Placement
       August 1999               111,575                  CMO                      Private Placement


Subordinate Mortgage Backed Securities Purchases

In analyzing subordinate MBS for purchase, the Company focuses primarily on subordinated interests ("tranches") in pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FHA, FHLMC or GNMA) conduits, typically because the principal balance of the mortgages exceeds the maximum amount permissible in a government-agency guaranteed MBS. The Company generally purchases subordinate MBS collateralized by "A" quality mortgages originated by several of the largest non-government mortgage conduits in the market. All of the Company's acquisitions of subordinate MBS to date have been fixed rate.

The subordinate tranches that the Company purchases are generally structured so that they will absorb the credit losses resulting from a specified pool of mortgages. Since these tranches could potentially absorb credit losses, the tranches of securities the Company purchases are generally either not rated or are rated below investment grade (generally "BB" or "B"). These tranches are generally purchased at a substantial discount to their principal balance. This discount provides a cushion against potential future losses, and, to the extent that losses on the mortgage loans are less than the discount, the discount provides a yield enhancement.

The Company primarily purchases subordinate MBS from "Wall Street" dealer firms, although the Company also is attempting to develop direct relationships with the larger issuers of subordinate MBS. For the foreseeable future, the Company believes that there will be an adequate supply of subordinate MBS available in the market.

At December 31, 1999, the Company (together with its affiliate, HCP) had purchased since inception in excess of $39,673,000 (principal balance) of subordinate MBS from third parties, representing subordinate interests in approximately $6,887,000,000 (principal balance) of single-family mortgage loan pools. The aggregate purchase price of these MBS was $17,781,000.

One of the Company's unconsolidated subsidiaries, HCP, has a due diligence and consulting staff, located in Edison, New Jersey, consisting of approximately thirty-four full-time employees and access to a part-time pool of employees in excess of 600. The due diligence staff contributes to the subordinate MBS acquisition process by providing expertise in the analysis of many characteristics of the underlying single-family mortgage loans.

Because there are a number of regular issuers of subordinate MBS, the Company is not dependent upon any one source. Note 5 to the financial statements describes the concentration of the Company's portfolio by issuer. Management believes that the loss of any single financial institution from which the Company purchases subordinate MBS would not have any detrimental effect on the Company.

Prior to making an offer to purchase a subordinate MBS, HCP employees conduct an extensive investigation and evaluation of the loans collateralizing the security. This examination typically consists of analyzing the information made available by the seller (generally, an outline of the portfolio with the credit and collateral files for each loan in the pool), reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing the Company's single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets), and in certain instances obtaining opinions of value from third parties. The Company's senior management determines the amount to be offered for the security using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location, credit scores and types of the loans. The Company also reviews information on the local economy and real estate markets (including the amount of time and procedures legally required to foreclose on real property) where the loan collateral is located.

By examining the mortgage pool loan data, a prepayment speed is selected based primarily upon the gross coupons and seasoning of the subject pool. The Company also determines a "base case" default scenario and several alternative scenarios based on the Public Securities Association's standard default assumption ("SDA"). The default scenarios reflect the

Company's estimate of the most likely range of potential losses on the underlying mortgage loans, taking into consideration the credit analysis described above.

After determination of a prepayment speed and a base case SDA assumption, the pools' cash flow stream is modeled. The proposed purchase price is calculated as the present value of the base case cash flow stream, discounted by the current market rate for securities with similar product type and credit characteristics. The Company then examines the yield of the security under various alternative SDA and prepayment assumptions, and if necessary, adjusts the proposed purchase price so that it will receive an acceptable yield under a variety of possible scenarios.

Single Family Mortgage Operations

Single-Family Mortgage Loans. In 1999, the Company did not purchase any mortgage whole loans. However, the Company continues to monitor the relative value available in the mortgage whole loan market vis-a-vis the subordinate MBS market. To the extent that the Company is able to purchase and securitize mortgage whole loans at attractive prices, the Company would attempt to do so, creating attractive yields on the resulting subordinate MBS.

In analyzing potential whole loan pools for purchase, the Company focuses on pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FHA, FHLMC or GNMA) or private conduit programs. Single-family mortgage loans generally are acquired in pools from a wide variety of sources, including private sellers such as banks, thrifts, finance companies, mortgage companies and governmental agencies. The majority (77%) of the Company's acquisitions of single-family mortgage loan pools to date have been fixed rate loans, with the balance made up of adjustable rate mortgage ("ARM") loans.

The Company uses five sales representatives from HCP, located in Illinois, Minnesota, Massachusetts and New York, to source single-family mortgage loan products. For the foreseeable future, the Company believes that there will be an adequate supply of mortgage loan product that can be sourced by the existing HCP sales force.

At December 31, 1999, the Company had purchased since inception in excess of $1 billion of single-family mortgage loan pools. Also, at December 31, 1999 the Company did not have any commitments outstanding to purchase single-family mortgage pools.

Because mortgage loan pools can be purchased from virtually any bank, insurance company or financial institution, the Company is not dependent upon any one source. During 1999, the Company did not purchase any mortgage loan pools. During 1998, the Company purchased approximately 22% of the Company's single-family mortgage loan portfolio from one source (Residential Funding Corporation). Management believes that the loss of any single financial institution from which the Company purchases mortgage loans would not have any detrimental effect on the Company. The Company does not service its single-family mortgage loans. The servicing is outsourced to unrelated third parties specializing in single-family loan servicing.

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

Upon completion of the product segmentation and loan grading phase, the resulting pools are individually priced and totaled to determine an overall portfolio value. The effective pricing would require information on gross weighted average coupon, servicing fee, original term, weighted average maturity, remittance data, settlement data and ARM data (i.e., index, margin, rate and payment reset frequency, etc.).

By examining the mortgage pool loan data, a prepayment speed is selected based primarily upon the gross coupons and seasoning of the subject pool. After determination of a prepayment speed, the pool's cash flow stream is modeled. The present value of the cash flow stream is determined by discounting the cash flow by the current market rate for loans with similar product type and credit characteristics.

The Company also reviews information on the local economy and real estate markets (including the amount of time and procedures legally required to foreclose on real property) where the loan collateral is located.

HCP's due diligence staff contributes to the single-family mortgage loan acquisition process by providing expertise in the analysis of many characteristics of the single-family mortgage loans. It has been Management's experience that buyers generally discount the price of a single-family mortgage loan if there is a lack of information. By accumulating additional information on loan pools through its due diligence operations, the Company believes it is better able to assess the value of loan pools.

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

Commercial Mortgage Loans and Multifamily Mortgage Loans

The Company discontinued its commercial and multifamily mortgage origination business in the second quarter of 1999. HCP's wholly-owned subsidiary, Hanover Capital Mortgage Corporation ("HCMC"), has retained the relevant licenses necessary to originate these mortgages, and may at some point decide to re-enter this market. HCMC was one of the first commercial mortgage banking operations to originate multifamily mortgage loans for sale to conduits, which are financial firms (generally "Wall Street" firms) that purchase loans on real estate with the specific intention to convert the underlying mortgages to securities in the form of bonds.

Commercial and Multifamily Mortgage Loan Servicing. The Company continues to service a very limited number of multifamily and commercial mortgages. HCMC, as servicer, will have the risks associated with operating a mortgage servicing business as well as the risk of ownership of the servicing.

HCMC serviced approximately $13 million and $46 million of multifamily mortgage loans at December 31, 1999 and December 31, 1998. The servicing of mortgage loans involves processing and administering the mortgage loan payments for a fee. It involves collecting mortgage payments on behalf of investors, reporting information to investors and maintaining escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers.

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

INVESTMENT PORTFOLIO ACQUISITIONS

The Company's core business strategy is to acquire or create subordinate mortgage backed securities collateralized primarily by single-family mortgage loans. The Company either acquires the mortgage backed securities outright, or it acquires mortgage loans, securitizes the mortgage loans and retain the subordinate mortgage backed securities created thereby. The process for identifying possible mortgage backed securities or mortgage loan pools in the secondary market for acquisition, bidding, due diligence and closing is time consuming. Once a bid is accepted, the process to conclude a successful purchase generally takes 30-60 days depending upon the complexity of each purchase.

During the accumulation period (ramp up period subsequent to Hanover's initial public offering (IPO) in September 1997 to full investment of the proceeds of the IPO) the Company could not invest exclusively in mortgage loans and subordinate mortgage backed securities and instead chose to invest a portion of its leveraged capital in Agency ARM securities. At December 31, 1997 the Company had invested $348,131,000 or 67.3% of the Company's total assets in Agency ARM securities, and $160,970,000 or 31.1% of the Company's total assets in mortgage loans.

In October 1998, the Company sold off all of its Agency ARM securities at a loss of $5,989,000. The sale of these mortgage securities was part of an action plan taken by Management to reduce leverage and increase liquidity in response to the severe unanticipated dislocation in the financial markets at that time. These ARM mortgage securities, never the core business of the Company, suffered from historically high prepayments, causing accelerated premium amortization and depressed market pricing.

HANOVER CAPITAL PARTNERS LTD.

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

HCP owns a licensed mortgage banker, HCMC, and a licensed broker-dealer, Hanover Capital Securities, Inc. ("HCS"). Although HCP maintains these companies' licenses in good standing, neither of these companies currently conduct any material ongoing business. As noted above, HCMC originated multifamily mortgage loans until June 1999, when this activity was discontinued, and continues to service a small number of multifamily loans.

In January 2000, HCP hired all of the former management of Document Management Network, Inc. ("DMN"), and is continuing DMN's business as the Document Management Network division of HCP. DMN provides mortgage assignment services for many of the same customers serviced by HCP. Whenever an institution purchases a mortgage loan in the secondary market, the purchaser is required to submit paperwork (called an "assignment of mortgage") to the local county or city jurisdiction in which the mortgaged property is located in order to record the new institution's interest in the mortgaged property. DMN employees prepare and process this paperwork for third party institutions.

FINANCING

General

The Company's purchases of mortgage related assets are initially financed primarily with equity and short-term borrowings through reverse repurchase agreements until long-term financing is arranged or the assets are securitized. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement or some form of long term financing. The Company had established committed and uncommitted mortgage asset financing agreements from various financial institutions at December 31, 1999.

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

To reduce its exposure to the credit risk of reverse repurchase agreements, the Company enters into arrangements with several different parties. The Company monitors its exposure to the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of its mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

The reverse repurchase borrowings bear short-term fixed (one year or less) interest rates varying from LIBOR to LIBOR plus 238 basis points depending on the credit of the related mortgage assets. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require the Company to sell assets to reduce the borrowings.

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

SECURITIZATION AND SALE PROCESS

General

When the Company acquires a sufficient volume of mortgage loans with similar characteristics, generally $50 million to $100 million or more, the Company normally securitizes the mortgage loans through the issuance of mortgage-backed securities. Such securitization generally will be in the form of collateralized mortgage obligations but may also be in the form of REMICs. Alternatively, to a lesser extent and to the extent consistent with the Company's qualification as a REIT, the Company may resell loans in bulk whole loan sales. The length of time from when the Company commits to purchase a mortgage loan to when it sells or securitizes the loan will generally range from 30 days to one year or more, depending on certain factors, including the length of the purchase commitment period, the amount and type of the mortgage loan, and the securitization process. Any decision by the Company to issue CMOs or REMICs or to sell mortgage loans in bulk will be influenced by a variety of factors.

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

The Company may from time to time issue REMICs. REMIC transactions are generally accounted for as sales of the mortgage loans for tax purposes and can be accounted for as sales or financing for accounting purposes depending upon various criteria. REMIC securities consist of one or more classes of "regular interests" and a single "residual interest". The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the underlying mortgage loans over the amounts required to be distributed on the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow. In such a REMIC transaction, the Company sells its entire interest in the mortgage loans, and all of the capital originally invested in the mortgage loans may be reinvested. The Company may retain regular and residual interests on a short-term or long-term basis. Gain on sale income from the issuance of REMICs may not qualify as acceptable REIT income for tax purposes. Accordingly, REMIC issuances are not Hanover's primary securitization technique and will generally be undertaken through the taxable subsidiaries.

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

The Company may also retain subordinated mortgage backed securities, with ratings ranging from AA to unrated, generally fixed-rate. The fixed-rate securities generally evidence interests in 30-year single-family mortgage loans. Securities backed by multifamily mortgage loans and commercial loans are generally interests in 7 or 10 year balloon loans with 25 or 30 year amortization schedules. In general, subordinated classes bear all losses prior to the related senior classes. Losses in excess of losses anticipated at the time subordinated securities are purchased would adversely affect the Company's yield on the securities and could result in the failure of the Company to recoup its initial investment.

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

Credit Enhancement

CMOs or REMICs created by the Company are structured so that one or more of the classes of the securities are rated investment grade by at least one nationally recognized rating agency. The ratings for the Company's mortgage assets will be based on the rating agency's view of the perceived credit risk of the underlying mortgage loans, the structure of the mortgage assets and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the holders of the securities in the event of borrower defaults and other losses, including reductions in the principal or interest as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including special hazard insurance, monoline insurance, reserve funds, letters of credit, surety bonds and subordination or any combination thereof. A decline in the credit quality of the mortgage loans backing any mortgage securities or of any third party providing credit enhancement, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in ratings being downgraded.

In determining whether to provide credit enhancement, the Company takes into consideration the costs associated with each method. The Company generally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures or by over-collateralization of its mortgage assets. The need for additional collateral or other credit enhancements will depend upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and will diminish the ability of the Company to expand its Investment Portfolio. Accordingly, collateral would be pledged for CMOs only in the amount required to obtain the highest rating category of a nationally-recognized rating agency. The subordinated mortgage securities may be sold, retained by the Company or accumulated for sale in subsequent transactions.

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

Credit Risk Management

The Company reduces credit risk through (i) the review of each mortgage-backed security or mortgage loan prior to purchase to ensure that it meets the guidelines established by the Company, (ii) use of early intervention, aggressive collection and loss mitigation techniques in the servicing process,
(iii) use of insurance in the securitization process, (iv) maintenance of appropriate capital and reserve levels, and (v) obtaining representations and warranties, to the extent possible, from originators. Although the Company does not set specific geographic diversification requirements, the Company closely monitors the geographic dispersion of the mortgage loans and makes decisions on a portfolio by portfolio basis about adding to specific concentrations.

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

Interest Rate Risk Management

For accounting purposes, the Company has three basic types of mortgage loans and three basic types of MBS. Mortgage loans are classified as (i) mortgage loans held for sale, (ii) mortgage loans held to maturity, or (iii) collateral for CMOs. MBS are classified as (i) available for sale, (ii) held to maturity, or
(iii) held for trading. Fixed rate mortgage loans and MBS held for sale, available for sale or held for trading are generally hedged. A variety of hedging instruments may be used, depending on the asset or liability to be hedged and the relative price of the various hedging instruments. Possible hedging instruments include forward sales of mortgage securities, and may also include interest rate futures or options, interest rate swaps, and caps and floor agreements. Mortgage loans held in securitized form are generally financed in a manner designed to maintain a consistent spread in a variety of interest rate environments and therefore do not require any hedging.

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

HEDGING

Investment Portfolio

The Company's primary method of addressing interest rate risk on its mortgage loans is through its strategy of securitizing mortgage loans with collateralized mortgage obligation ("CMO") borrowings or REMIC financing, which are designed to provide long term financing while maintaining a consistent spread in a variety of interest rate environments. The Company believes that its primary interest rate risk relates to MBS and mortgage loans that are financed with reverse repurchase agreements and are held for securitization.

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

REGULATION

Although HCMC does not currently originate mortgage loans, HCMC continues to service a small number of loans and has retained its mortgage-banking licenses in several states. In addition, the Company's activities are subject to the rules and regulations of HUD. Mortgage operations also may be subject to applicable state usury and collection statutes.

HCP's wholly owned subsidiary, Hanover Capital Securities, Inc., is a registered broker/dealer with the Securities and Exchange Commission.

COMPETITION

The Company participates on a national level in the mortgage market, which is estimated at $4.4 trillion for single-family mortgage loans and $1.0 trillion for multifamily mortgage loans and commercial loans. In purchasing mortgage loans and MBS and issuing mortgage-backed securities, the Company competes with other REITs, established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. In addition, there are several mortgage REITs similar to the Company and others may be organized in the future. Continued consolidation in the mortgage banking industry may reduce the number of sellers of mortgage loans, which would reduce the Company's potential customer base and result in the Company purchasing a larger percentage of mortgage loans from a smaller number of sellers. These changes could negatively impact the Company. As an issuer of mortgage securities, the Company will face competition for investors from other investment opportunities.

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

EMPLOYEES

The Company had five employees (the "Principals") at December 31, 1999. The Company engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist the Company in accomplishing its business objectives. At December 31, 1999, HCP employed 34 people on a full-time basis and 24 people on a part-time basis. HCP periodically hires additional employees on a temporary basis to perform due diligence and consulting service work on specific engagements. HCP maintains a database of approximately 600 individuals that can be employed for due diligence and consulting engagements. To date, the Company and its subsidiaries believe they have been successful in their efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the employees are subject to collective bargaining agreements.

TRADEMARKS

HCP owns two registered trademarks that have been registered with the United States Patent and Trademark Office, each of which expires in the year 2003.

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

A REIT is subject to a 100% tax on the net income from prohibited transactions. The only "prohibited transaction" is the sale or disposition of property, that is not foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. Management believes that none of the 1998 or 1999 sales transactions would be classified as prohibited transactions.

RELATIONSHIPS WITH AFFILIATES AND PRIOR BUSINESS

HCP has rendered asset management services in connection with the short-term trading of seasoned (more than one year since origination) single-family mortgage loans since 1995. In managing mortgage activities, HCP typically targeted mortgage loan pools containing single-family mortgage loans with deficiencies that could be corrected so as to permit resales on favorable terms. In managing sale activities, HCP generally had pursued a strategy of selling single-family mortgage loans within eighteen months after their acquisition. The Company, on the other hand, generally holds mortgage loans on a long-term basis, so that returns are earned over the lives of mortgage loans rather than from their sales.

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

Management Agreement

Effective as of January 1, 1998, Hanover entered into a Management Agreement (the "Management Agreement") with HCP. Under this agreement, HCP, subject to the direction and control of Hanover's Board of Directors, provides certain services for Hanover, including, among other things: (i) serving as Hanover's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Board of Directors; (ii) assisting Hanover in developing criteria for the purchase of mortgage assets that are specifically tailored to Hanover's investment objectives; (iii) representing Hanover in connection with the purchase and commitment to purchase or sell mortgage assets; (iv) arranging for the issuance of mortgage securities from a pool of mortgage loans; (v) furnishing reports and statistical and economic research to Hanover regarding Hanover's activities and the services performed for Hanover by HCP; (vi) monitoring and providing to the Board of Directors on an ongoing basis price information and other data; (vii) investing or reinvesting any money of Hanover in accordance with its policies and procedures and the terms and conditions of the Management Agreement; (viii) providing the executive and administrative personnel office space and services required in rendering such services to Hanover; and (ix) administering the day-to-day operations of Hanover. For these services, Hanover each month pays HCP an amount equal to the sum of: (a) the wages and salaries of the personnel employed by HCP and/or its affiliates (other than independent contractors and other third parties rendering due diligence services in connection with the acquisition of any mortgage assets) apportioned to Hanover for such month; plus (b) twenty-five percent (25%) of (a). Hanover is also required to pay HCP each month an amount equal to the sum of: (c) the expenses of HCP for any services provided to the Company; plus (d) three percent (3%) of (c). Effective July 1, 1999, the Management Agreement was amended to define HCP's monthly expenses related to services provided to the Company to include: rent; telephone; utilities; office furniture; equipment; machinery; and other office expenses of HCP required for the Company's day-to-day operations, including bookkeeping, clerical and back-office services provided by HCP. Any amount that may become payable by HCP to Hanover for any services provided by Hanover to HCP, including the services of the Principals, is offset against amounts payable to HCP.

Subject to other contractual limitations, the Management Agreement does not prevent HCP from acting as an investment advisor or manager for any other person, firm or corporation. The term of the Management Agreement continues until December 31, 2000 and is automatically renewed for successive one year periods unless the unaffiliated directors resolve to terminate the Management Agreement.

FEDERAL INCOME TAX CONSIDERATIONS

General

Hanover has elected to be treated as a REIT for tax purposes, pursuant to the Internal Revenue Code of 1986, as amended (sometimes referred to as the "Code"). In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

Ownership of Common Stock

For all taxable years after its first taxable year, Hanover's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of the capital stock of Hanover may be owned directly or indirectly by five or fewer individuals. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REITs shares (if Hanover has 200 or fewer shareholders of record, from persons holding 0.5% or more of Hanover's outstanding shares of capital stock) regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use (and does use) the calendar year as its taxable year for income tax reporting purposes.

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

On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective January 1, 2001, the RMA will amend the tax rules relating to the composition of REIT's assets. Under current law, a REIT is precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to the current restriction and be precluded from owning more than 10% of the value of all classes of securities of any one issuer.

There is an exception to this prohibition. A REIT will be allowed to own up to 100% of the securities of a taxable REIT subsidiary ("TRS"). However, no more than 20% of the value of a

REIT's total assets may be represented by securities of one or more TRSs. The amount of debt and rental payments from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that the subsidiary does not engage in a "substantial" new line of business, its existing business does not increase, and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a third party subsidiary will be able to convert tax free into a TRS.

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

Pursuant to the REIT Modernization Act ("RMA"), effective January 1, 2001, the distribution of taxable income requirement a REIT will be reduced from 95% to 90%.

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

ITEM 2: PROPERTIES

The Company's and its unconsolidated subsidiaries operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

                                  OFFICE      MINIMUM
                                  SPACE       ANNUAL           EXPIRATION
           LOCATION             (SQ. FT.)     RENTAL              DATE                 OFFICE USE
           --------             ---------     ------              ----                 ----------
New York, New York (a)             7,863     $216,233       February 2010      Executive, Administration,
                                                                                 Accounting, Investment
                                                                                       Operations
Edison, New Jersey                 5,834       78,874         June 2002     Accounting, Administration, Due
                                                                             Diligence Operations, Mortgage
                                                                               Loan Servicing, Investment
                                                                                       Operations
Chicago, Illinois                  1,151       22,397       January 2004       Due Diligence Operations,
                                                                                 Investment Operations
Rockland, Massachusetts              300        6,000      Month to Month        Investment Operations
St. Paul, Minnesota                  150        4,200        August 2000         Investment Operations
                                  ------     --------
            Total:                17,487     $343,400
                                  ======     ========



(a) HCP entered into an amendment to the existing office lease in December 1998 to relocate from its former office space (2,328 sq. ft.) to larger office space (7,863 sq. ft.) in the same office building. Hanover took occupancy of the new office space in November 1999.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant entitled the holder to purchase one share of common stock at the original issue price - $15.00. The strike price of the warrant was subsequently reset to $14.56. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. As of December 31, 1999, there were 5,917,878 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters' over-allotment option. Hanover utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage assets.

On September 19, 1997, the units began trading on the American Stock Exchange under the trading symbol HCM.U or HCM/U. Commencing March 19, 1998, the warrants became detachable from the common stock, and commencing March 20, 1998, the common stock and warrants began trading separately on the American Stock Exchange under the trading symbols HCM and HCM.WS, respectively. As of March 17, 2000, Hanover had 5,826,899 shares of common stock issued and outstanding, which was held by 73 holders of record and approximately 1,839 beneficial owners.

The following tables set forth, for the periods indicated, the high, low and closing sales price of Hanover's securities as reported on the American Stock Exchange in 1998 and 1999.


                                                           UNIT PRICES
                                                           -----------
                                               High             Low          Close
                                               ----             ---          -----
Quarter Ended March 31, 1998                   21 7/8         16 1/4        19 1/16
Quarter Ended June 30, 1998                  20 13/16         10 5/8         10 5/8
Quarter Ended September 30, 1998               11 3/4          7 1/4          7 1/4
Quarter Ended December 31, 1998                 7 1/4          3 1/2         4 3/16
Quarter Ended March 31, 1999                    5 1/4          4 1/4          4 1/2
Quarter Ended June 30, 1999                     5 5/8          4 3/8          5 1/4
Quarter Ended September 30, 1999                5 1/4          4 3/8          4 3/8
Quarter Ended December 31, 1999                 4 3/8              3          3 1/8

                                                           COMMON STOCK
                                                           ------------
                                               High             Low          Close
                                               ----             ---          -----
Quarter Ended March 31, 1998 (a)               16 1/2         16 1/8         16 1/4
Quarter Ended June 30, 1998                    17 3/8          9 1/2          9 1/2
Quarter Ended September 30, 1998               10 3/8          6 7/8          6 7/8
Quarter Ended December 31, 1998                 6 7/8          3 1/2              4
Quarter Ended March 31, 1999                   5 7/16          4 1/4         4 7/16
Quarter Ended June 30, 1999                         6          4 1/8          5 3/8
Quarter Ended September 30, 1999                5 3/8              4              4
Quarter Ended December 31, 1999                 4 3/8          3 1/4          3 5/8

                                                             WARRANTS
                                                           ------------
                                               High             Low          Close
                                               ----             ---          -----
Quarter Ended March 31, 1998 (a)                3 7/8          3 1/8          3 1/8
Quarter Ended June 30, 1998                     3 1/4          1 1/8          1 1/8
Quarter Ended September 30, 1998                1 3/8           3/16           3/16
Quarter Ended December 31, 1998                   3/8           5/16            1/8
Quarter Ended March 31, 1999                      1/4           1/16            1/8
Quarter Ended June 30, 1999                      3/16           1/16            1/8
Quarter Ended September 30, 1999                  1/8           1/32           1/16
Quarter Ended December 31, 1999                  3/64           1/64           1/64

The following table sets forth, for the periods indicated, Hanover's dividends declared for each quarter for the two most recent fiscal years:

                                                            DIVIDENDS
                                                            DECLARED
                                                            --------
Quarter Ended March 31, 1998                                 $0.21
Quarter Ended June 30, 1998                                  $0.21
Quarter Ended September 30, 1998                             $0.17
Quarter Ended December 31, 1998                              $0.11
Quarter Ended March 31, 1999                                 $0.20
Quarter Ended June 30, 1999                                  $0.10
Quarter Ended September 30, 1999                             $0.10
Quarter Ended December 31, 1999                              $0.10

(a) Common stock and warrants were first listed on the American Stock Exchange on March 20, 1998.

Hanover intends to pay quarterly dividends and other distributions to its shareholders of all or substantially all of its taxable income in each year in order to qualify for the tax benefits accorded to a REIT under the Code. To the extent that Hanover records capital gain income in future years, this income does not need to be distributed as dividends to shareholders to the extent of unutilized capital losses recorded (more than $6,500,000 as of December 31, 1999). All distributions will be made by Hanover at the discretion of the Board of Directors and will depend on the earnings of Hanover, financial condition of Hanover, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data are derived from audited consolidated financial statements of Hanover for the years ended December 31, 1999, December 31, 1998 and for the period from June 10, 1997 (inception) to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data):

                                                                                                  Period from
STATEMENT OF OPERATIONS HIGHLIGHTS                      Year Ended           Year Ended        June 10 (inception)
                                                     December 31, 1999    December 31, 1998   to December 31, 1997
                                                     -----------------    -----------------   --------------------
Net interest income                                     $     4,408          $     6,623          $     1,676
Loan loss provision                                            (446)                (356)                 (18)
Gain (loss) on sale and mark-to-market                       (5,831)              (5,704)                  35
Provision for loss on unconsolidated subsidiary              (4,793)                  --                   --
                                                        -----------          -----------          -----------
    Total revenues (loss)                                    (6,662)                 563                1,693

Expenses                                                      4,191                4,064                  940
                                                        -----------          -----------          -----------
    Operating income (loss)                                 (10,853)              (3,501)                 753

Equity in (loss) of unconsolidated subsidiaries              (1,774)              (1,433)                (254)
                                                        -----------          -----------          -----------

Net income (loss)                                       $   (12,627)         $    (4,934)         $       499
                                                        ===========          ===========          ===========

Basic earnings (loss) per share                         $     (2.12)         $     (0.77)         $      0.15
                                                        ===========          ===========          ===========
Diluted earnings (loss) per share                       $     (2.12)         $     (0.77)         $      0.14
                                                        ===========          ===========          ===========
Dividends declared per share                            $      0.50          $      0.70          $      0.16
                                                        ===========          ===========          ===========


BALANCE SHEET HIGHLIGHTS                                December 31,         December 31,         December 31,
                                                            1999                 1998                 1997
                                                            ----                 ----                 ----
Mortgage loans                                          $   270,084          $   407,994          $   160,970
Mortgage securities                                          62,686               78,478              348,131
Cash and cash equivalents                                    18,022               11,837                4,022
Other assets                                                 14,694               17,861                4,420
                                                        -----------          -----------          -----------

   Total assets                                         $   365,486          $   516,170          $   517,543
                                                        ===========          ===========          ===========

Reverse repurchase agreements                           $    55,722          $   370,090          $   435,138
CMO Borrowings                                              254,963               77,305                   --
Other liabilities                                             4,443                2,995                4,307
                                                        -----------          -----------          -----------

     Total liabilities                                      315,128              450,390              439,445
                                                        -----------          -----------          -----------

Stockholders' equity                                         50,358               65,780               78,098
                                                        -----------          -----------          -----------

    Total liabilities and stockholders' equity          $   365,486          $   516,170          $   517,543
                                                        ===========          ===========          ===========

Number of common shares outstanding                       5,826,899            6,321,899            6,466,677
                                                        ===========          ===========          ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting fee income by (i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Until recently, HCP was also engaged in the business of originating multifamily and commercial loans. This business was discontinued in the quarter ended June 30, 1999.

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

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)


                                                                          Quarter Ended                              Year
                                                      -----------------------------------------------------          Ended
                                                       Mar 31         Jun 30         Sept 30         Dec 31         Dec 31
                                                        1999           1999            1999           1999           1999
                                                      -------        -------        --------        -------        --------
Net interest income (expense)                         $ 2,051        $ 1,733        $   (884)       $ 1,508        $  4,408
Loan loss provision                                      (119)          (113)           (107)          (107)           (446)
Gain on sale of servicing rights                          342              2             196             --             540
Gain (loss) on sale of mortgage assets                    163             --             (17)            --             146
Gain (loss) on mark to market of mortgage
  securities and mortgage loans, net of
  associated hedge                                         --             --          (6,534)            17          (6,517)
Provision for (loss) on disposition of
  unconsolidated subsidiary                                --             --          (4,793)            --          (4,793)
                                                      -------        -------        --------        -------        --------
Total revenues (loss)                                   2,437          1,622         (12,139)         1,418          (6,662)
Expenses                                                  825            860           1,304          1,202           4,191
                                                      -------        -------        --------        -------        --------
   Operating income (loss)                              1,612            762         (13,443)           216         (10,853)

Equity in (loss) of unconsolidated subsidiaries          (876)          (704)           (551)           357          (1,774)
                                                      -------        -------        --------        -------        --------

Net income (loss)                                     $   736        $    58        $(13,994)       $   573        $(12,627)
                                                      =======        =======        ========        =======        ========
Basic earnings (loss) per share                       $  0.12        $  0.01        $  (2.40)       $  0.10        $  (2.12)
                                                      =======        =======        ========        =======        ========
Dividends declared per share (a)                      $  0.20        $  0.10        $   0.10        $  0.10        $   0.50
                                                      =======        =======        ========        =======        ========


                                                                          Quarter Ended                              Year
                                                      -----------------------------------------------------          Ended
                                                       Mar 31         Jun 30         Sept 30         Dec 31         Dec 31
                                                        1998           1998            1998           1998           1998
                                                      -------        -------        --------        -------        --------
Net interest income (expense)                         $ 2,159        $   774        $  1,692        $ 1,998        $  6,623
Loan loss provision                                       (51)           (97)           (130)           (78)           (356)
Gain on sale of servicing rights                           --             --              --             --              --
Gain (loss) on sale of mortgage assets                     --            (49)             --         (5,655)         (5,704)
Gain (loss) on mark to market of mortgage
  securities and mortgage loans, net of
  associated hedge                                         --             --              --             --              --
                                                      -------        -------        --------        -------        --------
Provision for (loss) on disposition of
unconsolidated subsidiary                                  --             --              --             --              --
                                                      -------        -------        --------        -------        --------
Total revenues (loss)                                   2,108            628           1,562         (3,735)            563
Expenses                                                  854            978             928          1,304           4,064
                                                      -------        -------        --------        -------        --------
   Operating income (loss)                              1,254           (350)            634         (5,039)         (3,501)

Equity in (loss) of unconsolidated subsidiaries            (6)          (294)           (288)          (845)         (1,433)
                                                      -------        -------        --------        -------        --------

Net income (loss)                                     $ 1,248        $  (644)       $    346        $(5,884)       $ (4,934)
                                                      =======        =======        ========        =======        ========

Basic earnings (loss) per share                       $  0.19        $ (0.10)       $   0.05        $ (0.93)       $  (0.77)
                                                      =======        =======        ========        =======        ========
Dividends declared per share (a)                      $  0.21        $  0.21        $   0.17        $  0.11        $   0.70
                                                      =======        =======        ========        =======        ========

(a) The dividends relating to the three months ended December 31, 1999 were declared on December 21, 1999.

The Company recorded a net loss of ($12,627,000) or ($2.12) per share based on 5,942,403 weighted shares of common stock outstanding for the year ended December 31, 1999 compared to a net loss of ($4,934,000) or ($0.77) per share based on 6,418,305 weighted shares of common stock outstanding for 1998. Total revenues for the year ended December 31, 1999 were negative ($6,662,000) compared to a positive $563,000 in 1998.

The 1999 revenues were negatively impacted by charges for (1) provision for loss on the disposition of an unconsolidated subsidiary, Hanover Capital Partners 2, Inc. ("HCP-2") of $4,793,000, (2) mark to market adjustments on mortgage securities acquired from the Hanover 1998-B securitization of $3,537,000, (3) mark to market adjustments on mortgage loans securitized in the August 1999 Hanover 1999-B securitization of $2,997,000 and (4) adjustments to the investment portfolio's net interest income resulting primarily from cumulative prepayment speed adjustments affecting amortization totaling $2,178,000. The 1999 revenues before these charges were $6,844,000.

By comparison, 1998 revenues of $563,000 included a loss of $5,989,000 on the sale of adjustable rate mortgage securities in October, 1998. Revenues for 1998 before this loss were $6,552,000.

The Company's equity in losses of Hanover Capital Partners Ltd. ("HCP"), its consulting subsidiary, declined from a loss of $1,039,000 in 1998 to a loss of $443,000 in 1999. The Company believes that its increased focus on building fee income revenue in HCP is beginning to bear fruit. Third party consulting and loan brokering revenues at HCP increased from $3,500,000 in 1998 to $5,036,000 in 1999, and the Company recorded a profit of $383,000 from its equity in HCP in the fourth quarter of 1999.

During 1999, the Company reflected equity in losses of HCP-2 of $1,300,000 compared to $394,000 in 1998. As noted above, the Company took a provision of $4,793,000 in the quarter ended September 30, 1999 and recorded certain other operating expenses in connection with its decision to sell HCP-2.

HCP-2 is an unconsolidated mortgage finance subsidiary that was organized in October 1998 to execute a REMIC financing securitization for the Company. The financing structure required certain costs of the securitization (net premiums, hedging and deferred financing costs) to be capitalized in this subsidiary. Substantially all of HCP-2's net equity ($4,473,000 at September 30, 1999) consisted of these capitalized expenses. These deferred financing costs were being amortized through net interest income (expense) over the anticipated life of the respective mortgage loans and recorded by the Company in its economic ownership percentage (99%) of this net loss through September 30, 1999. As a result of the provision for the expected sale of HCP-2, the Company believes it will not record future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries is a $31,000 loss from a newly organized subsidiary - HanoverTrade.com, Inc. ("HTC"). HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

Operating expenses for the year ended December 31, 1999 were $4,191,000, compared to $4,064,000 in 1998. The Company did not purchase any mortgage loans during 1999, compared to 1998 when the Company purchased in excess of $749,000,000 of mortgage loan pools. Accordingly, the Company incurred only a fraction of the due diligence and commission expenses in 1999 ($124,000) as compared to 1998 ($973,000) and experienced significantly lower financing and commitment fees ($404,000 vs $836,000). Offsetting these cost savings were substantial increases in legal and professional expenses ($1,201,000 vs $545,000) and personnel expenses ($1,230,000 vs $712,000). Legal and professional expenses increased substantially in 1999 compared to 1998 as a result of increased regulatory filings and the negotiation of credit lines to replace lines that were wound down during the liquidity crunch at the end of 1998. The increase in personnel expenses results primarily from the reallocation of certain personnel expenses from HCP to the Company to better reflect the proper allocation of the affected individuals' time, and from the addition of a new chief financial officer in 1999.

The Management Agreement by and between Hanover and HCP, whereby HCP provides Hanover due diligence, asset management and administrative services, was amended in September 1999 (retroactive to July 1, 1999). The amendment reallocated certain asset management and administrative service expenses between Hanover and HCP to more accurately reflect current top management personnel expense and certain other occupancy related charges. As a result of this amendment, the Company recorded additional personnel and occupancy expenses that were previously allocated to HCP. Hanover will continue to record similar expenses in future periods. Also included in personnel expense in the third quarter of 1999 is approximately $103,000 of additional compensation expense paid to certain employees of Hanover, relating to the provision for the forgiveness of certain of their loans in connection with the write-off of HCP-2.

The Company's third quarter 1999 and 1998 operating expenses did not include any incentive bonus compensation pursuant to the Company's incentive bonus plan. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

The table below highlights the Company's historical trends and components of return on average equity.

COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                           Gain (loss) on       Other                        Equity in
                            Net Interest       Sale of        Gains or        Operating   Earnings (Loss)    Annualized
       For the                 Income/         Assets/        (Losses)/       Expenses/   of Subsidiaries/   Return on
    Quarter Ended              Equity          Equity          Equity          Equity         Equity           Equity
    -------------              ------          ------          ------          ------         ------           ------
June 30, 1997 (2)               0.00%           0.00%           0.00%           0.00%          0.00%           0.00%
September 30, 1997 (3)          4.85%           0.00%           0.00%           3.59%          0.97%           2.23%
December 31, 1997               7.71%           0.18%           0.00%           4.26%         (1.41%)          2.22%
March 31, 1998                 10.78%           0.00%           0.00%           4.37%         (0.03%)          6.38%
June 30, 1998                   3.47%          (0.25%)          0.00%           5.00%         (1.50%)         (3.28%)
September 30, 1998              8.23%           0.00%           0.00%           4.89%         (1.52%)          1.82%
December 31, 1998              11.12%         (32.76%)          0.00%           7.55%         (4.89%)        (34.08%)
March 31, 1999                 11.36%           2.97%           0.00%           4.85%         (5.15%)          4.33%
June 30, 1999                   9.89%           0.01%           0.00%           5.25%         (4.30%)          0.35%
September 30, 1999             (6.57%)          1.19%         (75.10%)          8.65%         (3.65%)        (92.78%)
December 31, 1999              11.01%           0.00%           0.13%           9.46%          2.81%           4.51%

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

                                                             INTEREST EARNING ASSETS AND RELATED LIABILITIES
                                          Quarter Ended           Quarter Ended            Quarter Ended           Quarter Ended
                                          March 31, 1999          June 30, 1999         September 30, 1999       December 31, 1999

                                      Average     Effective   Average     Effective    Average     Effective    Average    Effective
                                      Balance     Rate (1)    Balance     Rate (1)     Balance     Rate (1)     Balance    Rate (1)
                                      -------     --------    -------     --------     -------     --------     -------    --------
Interest earning assets:
  Mortgage loans                      $246,329      7.092%    $123,945      7.010%     $ 41,034      2.704%     $    251    (9.243%)
  CMO collateral                       124,784      6.825%     204,469      7.076%      262,666      6.781%      279,928     7.202%
  FNMA MBS                              57,552      6.783%      53,619      6.930%       49,968      6.724%       46,930     6.979%
  Private placement notes               18,334     15.069%      17,261     14.414%       18,643    (22.958%)      16,401    17.492%
                                      --------     ------     --------     ------      --------     ------      --------    ------
                                       446,999      7.306%     399,294      7.353%      372,311      4.835%      343,510     7.650%
                                      --------     ------     --------     ------      --------     ------      --------    ------
Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                    225,835      6.432%     113,125      6.150%       37,031      6.258%           --        --
  CMO borrowings                        98,357      6.879%     191,858      6.791%      232,132      6.894%      262,354     6.960%
  Reverse repurchase borrowings on:
    CMO collateral                      18,194      5.956%       1,518      6.379%       15,361      7.054%        3,366     8.030%
    FNMA MBS                            56,420      5.069%      52,559      5.388%       47,888      5.822%       38,534     5.890%
    Private placement notes              4,037      5.455%       5,836      5.826%        4,243      5.845%        4,605     6.687%
                                      --------     ------     --------     ------      --------     ------      --------    ------
                                       402,843      6.319%     364,896      6.373%      336,655      6.701%      308,859     6.855%
                                      --------     ------     --------     ------      --------     ------      --------    ------

     Net interest earning assets      $ 44,156                $ 34,398                 $ 35,656                 $ 34,651
                                      ========                ========                 ========                 ========

Net interest spread                                 0.986%                  0.980%                  (1.866%)                 0.796%
                                                   ======                  ======                   ======                  ======
Yield on net interest earning
  assets (2)                                       16.303%                 17.519%                 (12.598%)                15.176%
                                                   ======                  ======                   ======                  ======



                                          Quarter Ended           Quarter Ended            Quarter Ended           Quarter Ended
                                          March 31, 1998          June 30, 1998         September 30, 1998       December 31, 1998

                                      Average     Effective   Average     Effective    Average     Effective    Average    Effective
                                      Balance     Rate (1)    Balance     Rate (1)     Balance     Rate (1)     Balance    Rate (1)
                                      -------     --------    -------     --------     -------     --------     -------    --------
Interest earning assets:
  Mortgage loans                      $216,275      7.410%    $370,811      7.371%     $566,456      7.489%     $465,445     7.392%
  CMO collateral                            --         --       92,272      7.158%       91,980      7.071%       86,477     6.230%
  FNMA MBS                             334,722      6.116%     281,933      3.992%      243,299      4.528%       59,492     5.446%
  Private placement notes                   --         --           --         --            --         --        13,446    16.662%
                                      --------     ------     --------     ------      --------     ------      --------    ------
                                       550,997      6.624%     745,016      6.066%      901,735      6.648%      624,860     7.246%
                                      --------     ------     --------     ------      --------     ------      --------    ------
Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                    166,882      6.318%     332,424      6.452%      523,403      6.377%      447,915     6.422%
  CMO borrowings                            --         --       88,069      6.901%       87,524      6.916%       80,522     6.926%
  Reverse repurchase borrowings on:
    CMO collateral                          --         --        1,076      7.031%          203      6.145%        1,760     6.616%
    FNMA MBS                           324,305      5.597%     272,176      5.616%      241,388      5.826%       55,548     5.754%
    Private placement notes                 --         --           --         --            --         --         2,784     5.729%
                                      --------     ------     --------     ------      --------     ------      --------    ------
                                       491,187      5.842%     693,745      6.241%      852,518      6.364%      588,529     6.535%
                                      --------     ------     --------     ------      --------     ------      --------    ------

     Net interest earning assets      $ 59,810                $ 51,271                 $ 49,217                 $ 36,331
                                      ========                ========                 ========                 ========
Net interest spread                                 0.782%                 (0.175%)                  0.284%                  0.711%
                                                   ======                  ======                   ======                  ======
Yield on net interest earning
  assets (2)                                       13.046%                  3.700%                  11.562%                 18.769%
                                                   ======                  ======                   ======                  ======



(1)      Loan loss provisions are excluded in the above calculations.

(2) Yield on net interest earning assets is computed by dividing the applicable net interest income by the average daily balance of net interest earning assets.

NET INTEREST INCOME (EXPENSE)

Net interest income for the year ended December 31, 1999 was $4,408,000 compared to net interest income of $6,623,000 for 1998. The following table reflects net interest income (expense) generated for each period (dollars in thousands):

                      NET INTEREST INCOME (EXPENSE) IN 1999

                                                        Quarter Ended
                                 ------------------------------------------------------------
                                 March 31,       June 30,       September 30,    December 31,        Total
                                   1999            1999             1999             1999             1999
                                  ------         -------          -------          -------          -------
Mortgage loans                    $  736         $   413          $  (314)         $    (6)         $   829
CMO collateral                       166             335              181              396            1,078
FNMA MBS                             261             221              143              251              876
Private placement notes              637             537           (1,132)             640              682
Other                                251             227              238              227              943
                                  ------         -------          -------          -------          -------
Total net interest income         $2,051         $ 1,733          $  (884)         $ 1,508          $ 4,408
                                  ======         =======          =======          =======          =======

                      NET INTEREST INCOME (EXPENSE) IN 1998


                                                        Quarter Ended
                                 ------------------------------------------------------------
                                 March 31,       June 30,       September 30,    December 31,        Total
                                   1998            1998             1998             1998             1998
                                  ------         -------          -------          -------          -------
Mortgage loans                    $1,371         $ 1,412          $ 2,076          $ 1,251          $ 6,110
CMO collateral                        --             113              109              (77)             145
FNMA MBS                             580          (1,050)            (762)              11           (1,221)
Private placement notes               --              --               --              519              519
Other                                208             299              269              294            1,070
                                  ------         -------          -------          -------          -------
Total net interest income         $2,159         $   774          $ 1,692          $ 1,998          $ 6,623
                                  ======         =======          =======          =======          =======

Mortgage Loans Held for Sale and Held to Maturity

Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during the years ended December 31, 1999 and 1998, respectively, is detailed below (dollars in thousands):

                                                      Mortgage Loans Held for Sale and Held to Maturity
                                                                        Quarter Ended
                                             -------------------------------------------------------------------
                                             March 31,         June 30,         September 30,       December 31,
                                               1999              1999               1999                1999
                                             --------          --------          ---------           ---------
Average asset balance                        $246,329          $123,945          $  41,034           $     251
Average repo borrowing balance                225,835           113,125             37,031                  --
                                             --------          --------          ---------           ---------
Net interest earning assets                  $ 20,494          $ 10,820          $   4,003           $     251

Average leverage ratio                         91.680%           91.270%            90.245%                 --

Effective interest income rate                  7.092%            7.010%             2.704%             (9.243%)
Effective interest expense rate                 6.432%            6.150%             6.258%                 --
                                             --------          --------          ---------           ---------
Net interest spread                             0.660%            0.860%            (3.554%)            (9.243%)
Interest income                              $  4,367          $  2,172          $     278           $      (6)
Interest expense                                3,631             1,759                592                  --
                                             --------          --------          ---------           ---------
Net interest income (loss)                   $    736          $    413          $    (314)          $      (6)
                                             ========          ========          =========           =========

Yield on net interest earning assets           14.369%           15.282%           (31.376%)            (9.243%)



                                                                        Quarter Ended
                                             -------------------------------------------------------------------
                                             March 31,         June 30,         September 30,       December 31,
                                               1998              1998               1998                1998
                                             --------          --------          ---------           ---------
Average asset balance                        $216,275          $370,811          $ 566,455           $ 465,445
Average repo borrowing balance                166,882           332,424            523,403             447,915
                                             --------          --------          ---------           ---------
Net interest earning assets                  $ 49,393          $ 38,387          $  43,052           $  17,530

Average leverage ratio                         77.161%           89.648%            92.400%             96.234%

Effective interest income rate                  7.410%            7.371%             7.489%              7.392%
Effective interest expense rate                 6.318%            6.452%             6.377%              6.422%
                                             --------          --------          ---------           ---------
Net interest spread                             1.092%            0.919%             1.112%              0.970%

Interest income                              $  4,006          $  6,833          $  10,606           $   8,602
Interest expense                                2,635             5,421              8,530               7,351
                                             --------          --------          ---------           ---------
Net interest income                          $  1,371          $  1,412          $   2,076           $   1,251
                                             ========          ========          =========           =========

Yield on net interest earning assets           11.099%           14.712%            19.285%             28.543%

In 1999, the Company securitized substantially all of its remaining inventory of mortgage loans. These loans were transferred from the held for sale category to the CMO collateral category. Accordingly, the Company's net interest income from mortgage loans held for sale and held to maturity declined to $829,000 in 1999 compared to $6,110,000 in 1998. The Company did not purchase any mortgage loans in 1999. In 1998 the Company purchased in excess of $850,000,000 of mortgage loans.

Mortgage Loans - CMO Collateral

Net interest income generated from the Mortgage Loans - CMO collateral during 1999 and 1998 is detailed below (dollars in thousands):

                                                               Mortgage Loans - CMO Collateral
                                                                        Quarter Ended
                                             -------------------------------------------------------------------
                                             March 31,         June 30,         September 30,       December 31,
                                               1999              1999               1999                1999
                                             --------          --------          ---------           ---------
Average asset balance                        $124,784          $204,469          $ 262,666           $ 279,298
Average CMO borrowing balance                  98,357           191,858            232,132             262,354
Average repo balance                           18,194             1,518             15,361               3,366
                                             --------          --------          ---------           ---------
Net interest earning assets                  $  8,233          $ 11,093          $  15,173           $  13,578

Average leverage ratio                         93.402%           94.575%            94.223%             95.138%

Effective interest income rate                  6.825%            7.076%             6.781%              7.202%
Effective interest expense rate                 6.737%            6.789%             6.904%              6.974%
                                             --------          --------          ---------           ---------
Net interest spread                             0.088%            0.287%            (0.123%)             0.228%

Interest income                              $  2,129          $  3,617          $   4,453           $   5,029
Interest expense                                1,963             3,282              4,272               4,633
                                             --------          --------          ---------           ---------
Net interest income                          $    166          $    335          $     181           $     396
                                             ========          ========          =========           =========

Yield on net interest earning assets            8.065%           12.080%             4.772%             11.659%

                                                                        Quarter Ended
                                             -------------------------------------------------------------------
                                             March 31,         June 30,         September 30,       December 31,
                                               1998              1998               1998                1998
                                             --------          --------          ---------           ---------
Average asset balance                        $     --          $ 92,272          $  91,980           $  86,477
Average CMO borrowing balance                      --            88,069             87,524              80,522
Average repo balance                               --             1,076                203               1,760
                                             --------          --------          ---------           ---------
Net interest earning assets                  $     --          $  3,127          $   4,253           $   4,195

Average leverage ratio                             --            95.445%            95.155%             93.113%

Effective interest income rate                     --             7.158%             7.071%              6.230%
Effective interest expense rate                    --             6.903%             6.915%              6.919%
                                             --------          --------          ---------           ---------
Net interest spread                                --             0.255%             0.156%             (0.689%)

Interest income                              $     --          $  1,651          $   1,625           $   1,346
Interest expense                                   --             1,538              1,516               1,423
                                             --------          --------          ---------           ---------
Net interest income (expense)                $     --          $    113          $     109           $     (77)
                                             ========          ========          =========           =========

Yield on net interest earning assets               --            14.413%            10.291%             (7.346%)

In 1999, the Company securitized $249,932,000 (par value) of mortgage loans in two securitizations. The securitizations were accomplished in a grantor/owner trust format (CMO) through a wholly-owned subsidiary, Hanover SPC-A, Inc. The transactions were accounted for as financings for both GAAP and tax accounting purposes. In 1998, the company securitized $102,977,000 in a REMIC CMO format. This transaction was accounted for as a financing for GAAP and a sale for tax.

In a GAAP financing, the Company continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The primary source of financing for these mortgage loans was the CMO borrowing. These financings represent the liability for certain investment grade mortgage notes issued by the Company. The interest expense on this financing represents the coupon interest amount to be paid to those note holders.

The Company's net equity in these transactions was leveraged through reverse repurchase financing. At December 31, 1999 the Company had $3,366,000 of reverse repurchase financing against its net equity in these transactions.

Interest expense includes the interest on CMO borrowings, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs and interest rate caps.

FNMA Mortgage Securities

Net interest income in 1999 and 1998 generated from investments in FNMA mortgage securities is detailed below (dollars in thousands):

                                                                  FNMA Mortgage Securities
                                                                        Quarter Ended
                                             --------------------------------------------------------------------
                                             March 31,          June 30,          September 30,      December 31,
                                               1999               1999                1999               1999
                                             --------          ---------           ---------           --------
Average asset balance                        $ 57,552          $  53,619           $  49,968           $ 46,930
Average repo borrowing balance                 56,420             52,559              47,888             38,534
                                             --------          ---------           ---------           --------
Net interest earning assets                  $  1,132          $   1,060           $   2,080           $  8,396

Average leverage ratio                         98.033%            98.023%             95.837%            82.110%

Effective interest income rate                  6.783%             6.930%              6.724%             6.979%
Effective interest expense rate                 5.069%             5.388%              5.822%             5.890%
                                             --------          ---------           ---------           --------
Net interest spread                             1.714%             1.542%              0.902%             1.089%

Interest income                              $    976          $     929           $     840           $    819
Interest expense                                  715                708                 697                568
                                             --------          ---------           ---------           --------
Net interest income                          $    261          $     221           $     143           $    251
                                             ========          =========           =========           ========

Yield on net interest earning assets           92.226%            83.396%             27.500%            11.974%

                                                                        Quarter Ended
                                             --------------------------------------------------------------------
                                             March 31,          June 30,          September 30,      December 31,
                                               1998               1998                1998               1998
                                             --------          ---------           ---------           --------
Average asset balance                        $334,722          $ 281,933           $ 243,299           $ 59,492
Average repo borrowing balance                324,305            272,176             241,388             55,548
                                             --------          ---------           ---------           --------
Net interest earning assets                  $ 10,417          $   9,757           $   1,911           $  3,944

Average leverage ratio                         96.888%            96.539%             99.215%            93.371%

Effective interest income rate                  6.116%             3.992%              4.528%             5.446%
Effective interest expense rate                 5.597%             5.616%              5.826%             5.754%
                                             --------          ---------           ---------           --------
Net interest spread                             0.519%            (1.624%)            (1.298%)           (0.308%)

Interest income                              $  5,118          $   2,814           $   2,754           $    810
Interest expense                                4,538              3,864               3,516                799
                                             --------          ---------           ---------           --------
Net interest income                          $    580          $  (1,050)          $    (762)          $     11
                                             ========          =========           =========           ========

Yield on net interest earning assets           22.271%           (43.054%)          (159.498%)            1.116%

In August 1998, the Company exchanged $17.4 million of adjustable rate mortgage loans for a like amount of mortgage securities in the form of five FNMA certificates. All of these mortgage certificates were subsequently sold with recourse in October 1998. In December 1998, the Company exchanged $55.2 million of fixed rate mortgage loans (without recourse) for a like amount of mortgage securities in the form of 31 FNMA certificates. In March 1998, the Company purchased $4,122,000 of FNMA passthrough certificates from a Wall Street dealer firm.

Interest expense includes the interest on the related reverse repurchase agreements and amortization of deferred financing costs and interest rate caps.

Private Placement MBS

Net interest income (expense) generated from private placement mortgage-backed securities is detailed below (dollars in thousands):

                                                                  Private Placement MBS
                                                                      Quarter Ended
                                             ---------------------------------------------------------------
                                             March 31,        June 30,       September 30,      December 31,
                                               1999             1999             1999               1999
                                             -------          -------          --------           -------
Average asset balance                        $18,334          $17,261          $ 18,643           $16,401
Average repo borrowing balance                 4,037            5,836             4,243             4,605
                                             -------          -------          --------           -------
Net interest earning assets                  $14,297          $11,425          $ 14,400           $11,796

Average leverage ratio                        22.019%          33.810%           22.759%           28.077%

Effective interest income rate                15.069%          14.414%          (22.958%)          17.492%
Effective interest expense rate                5.455%           5.826%            5.845%            6.687%
                                             -------          -------          --------           -------
Net interest spread                            9.614%           8.588%          (28.803%)          10.805%

Interest income (expense)                    $   692          $   622          $ (1,070)          $   717
Interest expense                                  55               85                62                77
                                             -------          -------          --------           -------
Net interest income (expense)                $   637          $   537          $ (1,132)          $   640
                                             =======          =======          ========           =======

Yield on net interest earning assets          17.784%          18.801%          (31.444%)          21.710%




                                                                      Quarter Ended
                                             ---------------------------------------------------------------
                                             March 31,        June 30,       September 30,      December 31,
                                               1998             1998             1998               1998
                                             -------          -------          --------           -------
Average asset balance                        $    --          $    --          $     --           $13,446
Average repo borrowing balance                    --               --                --             2,784
                                             -------          -------          --------           -------
Net interest earning assets                  $    --          $    --          $     --           $10,662

Average leverage ratio                            --               --                --            20.707%

Effective interest income rate                    --               --                --            16.662%
Effective interest expense rate                   --               --                --             5.729%
                                             -------          -------          --------           -------
Net interest spread                               --               --                --            10.933%

Interest income                              $    --          $    --          $     --           $   560
Interest expense                                  --               --                --                41
                                             -------          -------          --------           -------
Net interest income                          $    --          $    --          $     --           $   519
                                             =======          =======          ========           =======

Yield on net interest earning assets              --               --                --            19.484%


The Private Placement MBS category includes (1) subordinate MBS, interest only notes, and principal only notes that the Company created in its second securitization, 1998-B, and (2) starting in June 1999, subordinate MBS that the company purchased in the open market.

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

The Company's investment in 1998-B private placement MBS at December 31, 1999 includes a $13,567,000 investment in six investment grade ("AA", "A" and "BBB"), six interest only notes, six below investment grade notes and three principal only notes. The Company's investment in 1998-B private placement MBS at December 31, 1998 includes a $18,883,000 investment in the same securities plus three additional investment grade subordinate MBS and three additional below investment grade subordinate MBS.

The 1998-B interest only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the net coupon rate. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates.

In the second quarter of 1999, the Company purchased twelve below investment grade subordinate MBS from third parties. At December 31, 1999, these securities had an aggregate book of value of $3,640,000.

Other interest income

Interest income generated during 1999 and 1998 from non-mortgage assets is detailed below (dollars in thousands):


                                            QUARTER ENDED                          Year
                           -----------------------------------------------         Ended
                           Mar 31,      Jun 30,     Sept 30,       Dec 31,        Dec 31,
                            1999         1999         1999          1999           1999
                            ----         ----         ----         ------         ------
Cash margin                 $ --         $ --         $ --         $   --         $   --
Overnight investing          199          169          146             84            598
Related party notes           52           58           92            143            345
                            ----         ----         ----         ------         ------
                            $251         $227         $238         $  227         $  943
                            ====         ====         ====         ======         ======


                                            QUARTER ENDED                          Year
                           -----------------------------------------------         Ended
                           Mar 31,      Jun 30,     Sept 30,       Dec 31,        Dec 31,
                            1998         1998         1998           1998           1998
                            ----         ----         ----         ------         ------
Cash margin                 $109         $157         $173         $   --         $  439
Overnight investing           81           82            3            209            375
Related party notes           18           60           93             85            256
                            ----         ----         ----         ------         ------
                            $208         $299         $269         $  294         $1,070
                            ====         ====         ====         ======         ======


Interest income on cash deposited as additional cash collateral (cash margin) pursuant to reverse repurchase financing agreements with certain lenders in 1998 earned interest at the respective borrowing rate charged by the lender. There was no such activity in 1999.

Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Home Loan Bank discount notes and, to a much lesser extent, investments in the highest rated commercial paper and savings accounts. Interest rates on overnight investments ranged from 3.65% to 5.13%.

The Company had maintained a significantly higher liquidity balance in the first three quarters of 1999 as compared to 1998. (Cash and cash equivalent balances at December 31, 1999 and 1998 were $18,022,000 and $11,837,000, respectively.)
Accordingly, interest income generated from overnight investing was considerably higher than in 1998. In the fourth quarter of 1999, excess cash was applied to reduce borrowings against FNMA collateral.

Notes receivable due from HCP earn interest at the prime rate less one percent. The balance due from HCP at December 31, 1999 and 1998 was $4,896,000 and $713,000, respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at December 31, 1999 and 1998 was $3,050,000 and $3,180,000, respectively.

In September 1999 Hanover advanced $3,041,000 to HCP to fund the purchase of certain third party private placement notes by HCP. This advance is included in the notes receivable due from HCP at December 31, 1999.

TAXABLE INCOME

Hanover's taxable income for year ended December 31, 1999 is estimated at $2,367,000. Taxable income differs from GAAP net (loss) for the year ended December 31, 1999 due to various recurring and one time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 1999 (dollars in thousands):

GAAP net (loss)                                            $(12,627)
---------------
Recurring adjustments:
----------------------
Add:     Equity in loss of unconsolidated
              subsidiaries                                    1,774
         Loan loss provision, net of realized losses            405
         Difference in recognition on sales of
              servicing rights and mortgage loans
              and mortgage securities                           230
Less:    Tax amortization of net premiums
              on mortgages, CMO collateral and
              mortgage securities and interest accrual
              in excess of GAAP amortization and
              interest accrual                                 (447)
         Other                                                  (99)
Adjustments related to third quarter charges:
---------------------------------------------
Add:     Realized loss on mark to market of
              mortgage securities and mortgage loans          6,517
         Provision for loss on disposition of
              unconsolidated subsidiary (HCP-2)               4,793
         Catch up amortization of net premiums
              and deferred costs on CMO collateral
              and mortgage securities                         1,821
                                                           --------
Estimated taxable income                                   $  2,367
------------------------                                   ========

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

LIQUIDITY

With the completion of the 1999-B securitization and the concomitant reduction of mortgage loans held for sale to close to zero, the Company believes it has substantially reduced its exposure to liquidity events. The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

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

The Company had two committed reverse repurchase agreement lines of credit in place at December 31, 1999 and four uncommitted lines of credit. Management may add additional committed and uncommitted lines of credit in the future.

Net cash provided by operating activities for the year ended December 31, 1999 was $2,676,000 compared to a net loss of ($12,627,000) for the year ended December 31, 1999. Significant non-cash charges and expenses included $6,517,000 of non cash losses from mark-to-market of certain securities and mortgage loans; $4,793,000 provision for loss on sale of HCP-2 subsidiary; and $4,300,000 in amortization of premium and deferred costs. The most significant use of cash not reflected in net income were loans to related parties of $4,294,000, consisting primarily of loans to HCP which were used to fund purchases by HCP of subordinate MBS.

Net cash provided by investing activities amounted to $145,515,000 during the year ended December 31, 1999. The majority of cash proceeds from investing activities was generated from (1) principal payments received on collateral for CMOs of $61,613,000, mortgage loans available for sale of $44,429,000 and mortgage securities of $12,895,000; and (2) proceeds from sale of mortgage loans of $28,789,000, offset by the purchase of twelve below investment grade mortgage securities for $3,668,000 in the second quarter. (In addition, HCP purchased seventeen below investment grade mortgage securities in the third quarter. The cash used for this purchase ($3,041,000) was provided by the Company in the form of a note receivable from HCP, which is reflected in the increase in loans to related parties described in the preceding paragraph.)

Cash flows from financing activities used $142,006,000 during the year ended December 31, 1999. During the year ended December 31, 1999, the Company made net repayments to its reverse repurchase lenders of $314,368,000 and had net borrowings on CMOs (net of principal repayments) of $177,624,000. The Company also paid dividends of $3,026,000 and purchased an additional 495,000 shares of its common stock for $2,235,000 during this period.

CAPITAL RESOURCES

The Company had no significant capital expenditure during 1999 and management does not anticipate the need for any material capital expenditures in the near future.

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

The Company did not experience any material Y2K issues. Nevertheless, there still remain some future dates that could potentially cause computer systems problems.

The following information is provided relating to the Company's preparation for Y2K issues in the year ended December 31, 1999:

1. Y2K-Readiness- The Company reviewed the status of all of its information technology ("IT") systems and determined that all of its computer hardware is Y2K compliant. In addition, the Company received satisfactory certification from virtually all of its third party vendors and/or verified to its satisfaction that their IT systems were Y2K compliant as of December 31, 1999.


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


     The Company did not incur any significant costs associated with Y2K non-compliance by the third party vendors. The Company does not own any non-IT systems (i.e. elevator systems, building air management systems, security and fire control systems). The Company received written and/or verbal confirmation that the non-IT systems located in the Company's principal leased facilities are all Y2K compliant.

2. Y2K-Costs - The Company did not incur any material costs related to its Y2K issues and believes its total Y2K costs to date have been less than $25,000. It does not anticipate any material costs will be incurred on as yet unidentified Y2K issues.

3. Y2K-Risks- The Company's most reasonably likely worst case scenario related to the Y2K issue would have occurred if any of the companies which service its mortgage asset portfolios had Y2K problems that prohibited such companies from either (1) collecting and remitting funds or (2) providing the related loan data to the Company on a timely basis. To the Company's knowledge, neither of these scenarios occurred.

4. Y2K-Contingency Plans- The Company developed contingency plans to handle the most reasonably likely worst case Y2K scenario. The Y2K contingency plans identified individuals within the Company to contact in the event of a Y2K problem, as well as the availability of back-up systems.

OTHER MATTERS

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of December 31, 1999 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

Investments in Certain Mortgage Assets

The Company takes certain risks in investing in subprime single-family mortgage loans and securities collateralized by such loans. If these mortgage loans are missing relevant documents, such as the original note, they may be difficult to enforce. These mortgage loans may also have inadequate property valuations. In addition, if a single-family mortgage loan has a poor payment history, it is more likely to have future delinquencies because of poor borrower payment habits or a continuing cash flow problem.

Defaults on Mortgage Assets

The Company makes long-term investments in mortgage assets and securities. During the time it holds mortgage assets for investment, the Company is subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by the Company or on any mortgage loan collateralizing below investment grade in BS held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of December 31, 1999, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments.

Negative Effects of Fluctuating Interest Rates

Changes in interest rates may impact the Company's earnings in various ways. While the Company anticipates that over the long term less than 25% of its mortgage loans will be adjustable rate mortgages ("ARMs"), rising short term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in the interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could temporarily decline.

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

Insufficient Demand for Mortgage Loans and the Company's Loan Products

The availability of mortgage loans that meet the Company's criteria depends on, among other things, the size of and level of activity in the residential, multifamily and commercial real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, inflation and deflation in property values and the general regulatory and tax environment as it relates to mortgage lending. If the Company can not obtain sufficient mortgage loans or mortgage securities that meet its criteria, its business will be adversely affected.

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of December 31, 1999, Management calculates that the Company is in compliance with this requirement.

Clinton Administration Proposal

The Clinton's administration for the fiscal year 2001 budget proposal was announced on February 1, 2000. The proposed budget would amend the tax rules relating to the distribution of a REIT's income. Under current law, a REIT is required to distribute at least 85% of its ordinary income and 95% of its capital gains during a taxable year in order to avoid a 4% excise tax on the undistributed amount. Under the Clinton Administration proposal, a REIT would be required to distribute 98% of both ordinary income and capital gain net income to avoid the excise tax. If this proposal was enacted, it would be effective for calendar years beginning after December 31, 2000.

As in previous Clinton Administration proposals, the administration proposes a "closely held REIT" ownership test, under which no "person" (i.e., a corporation, partnership or trust, including a pension or profit sharing trust) could own stock of a REIT possessing 50% or more the total combined voting power of all classes of voting stock or 50% or more of the total value of shares of all classes of stock. This 2001 proposal contains an exception for REITs owning more than 50% of another REIT. Further, there is a newly proposed "limited look-through rule" for partnerships that own REITs. There is no exception for publicly traded REITs. This proposal, if enacted, would be effective for entities electing REIT status for taxable years beginning on or after the date of first committee action (an entity that has elected REIT status prior to this date will avoid these restrictions so long as it has sufficient business assets or activities as of such date). It is presently uncertain whether these REIT proposals, or any other proposals regarding REITs, will be enacted.

State and Local Taxes

Hanover and its shareholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of Hanover and its shareholders may not conform to federal income tax consequence discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Hanover shares.

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

Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Matters," and elsewhere in this Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REIT's; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During 1999 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding of, securitization and sale of its fixed rate mortgage loan portfolio and certain mortgage securities. The Company generally closes out the hedge position to coincide with the related sale or securitization transactions and recognizes the results of the hedge transaction in determining the amount of the related gain or loss for loans or securities sold, or as a basis adjustment to loans held to maturity.

At December 31, 1999 the Company had forward commitments to sell $6 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the expected sale of approximately $6 million of AA and A rated subordinate mortgage-backed securities held in a trading account.

The Company generally hedges its "held for sale" fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs or gains of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging gains on the fixed rate mortgage pools were $86,000 during 1999.

The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the hedged asset (fixed rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain should offset a corresponding decline in the value of the hedged assets. Conversely, if interest rates decrease, the market value of the hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a corresponding gain in value of the hedged assets. To mitigate interest rate risk an effective matching of Agency securities with the hedged assets needs to be monitored closely. Senior Management continually monitors the changes in weighted average duration and coupons of the hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing and floating rate CMOs. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

At December 31, 1999 the Company had the following interest rate caps in effect (dollars in thousands):

       NOTIONAL AMOUNT         INDEX               STRIKE %        MATURITY DATE
       ---------------         -----               --------        -------------
          $ 29,741         3 Month LIBOR             5.75%          March, 2001
            28,823         3 Month LIBOR             5.75%          April, 2001
            75,000         1 Month LIBOR             7.25%         August, 2002
            35,000         1 Month LIBOR             7.75%         August, 2004
          --------
          $168,564
          ========

In addition, the Company's affiliate, HCP, had the following interest rate caps in effect at December 31, 1999:

       NOTIONAL AMOUNT         INDEX               STRIKE %        MATURITY DATE
       ---------------         -----               --------        -------------
          $ 11,000         3 month LIBOR            7.695%         October, 2003

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At December 31, 1999, the Company owned a de minimus amount of mortgage loans held for sale. If the Company resumes its strategy of purchasing mortgage loans, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its repo financing and the yield on the mortgage loans. The Company's repo financing agreements at December 31, 1999 were indexed to LIBOR plus a spread of 125 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At December 31, 1999, the Company had a total of $52,356,000 of floating rate reverse repo financing compared to $62,686,000 of fixed rate mortgage-backed securities investments, and the Company's affiliate, HCP, had $10,842,000 of such financing against $14,180,000 of fixed-rate securities. The Company has attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held in trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At December 31, 1999, the Company did not have any significant mortgage loans held for sale. The mortgage securities held in trading were hedged with the short sale of mortgage securities described above.

In the case of mortgage loans held for sale, hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains ("Hedging Gains") and losses ("Hedging Costs") along with the other related hedging costs are amortized over the estimated life of the asset or liability. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Net Hedging Gains on fixed mortgage pools were $86,000 through the first three quarters of 1999.

Prepayment Risk

Interest income on the mortgage loan and mortgage securities portfolio is also negatively affected by prepayments on mortgage loan pools or MBS purchased at a premium and positively impacted by prepayments on mortgage loan pools or MBS purchased at a discount. The Company assigns an anticipated prepayment speed to each mortgage pool and MBS at the time of purchase and records the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool or MBS. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, the Company will adjust the anticipated prepayment speeds and amortization of the premium or discount accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income.

Delinquency and Default Risk

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A and 1999-B securitizations reflect $176,751,000 of fixed rate mortgage loans and $93,082,000 of adjustable rate mortgage loans at December 31, 1999. The primary financing for this asset category is the CMOs ($254,963,000) and to a much lesser extent repo agreements ($3,366,000). The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A and 1999-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization.

Mortgage Securities

At December 31, 1999 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities ($62,686,000). The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon beginning on page F-1 of this Form 10-K.

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


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

         See Part II, Item 8 hereof.

     (2) Financial Statements and Auditors' Reports

         All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto. The auditors' reports of Deloitte & Touche LLP with respect to the Financial Statements begin on page F-1 of this Form 10-K.

     (3) Exhibits

         Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.


(b)      Reports on Form 8-K

         Hanover filed no reports on Form 8-K during 1999.

(c)      Exhibits

         See Item 14(a) 3 above.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                                                         PAGE
                                                                                                         ----
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
Independent Auditors' Report......................................................................       F-2
Consolidated Financial Statements as of December 31, 1999 and December 31, 1998
and for the Years Ended December 31, 1999 and 1998 and for the Period from June
10, 1997 (inception) through December 31, 1997:
          Balance Sheets..........................................................................       F-3
          Statements of Operations................................................................       F-4
          Statements of Stockholders' Equity......................................................       F-5
          Statements of Cash Flows................................................................       F-6
          Notes to Consolidated Financial Statements..............................................       F-7
HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
Independent Auditors' Report......................................................................       F-38
Consolidated Financial Statements as of December 31, 1999 and December 31, 1998
and for each of the Three Years in the Period Ended December 31, 1999:
          Balance Sheets..........................................................................       F-39
          Statements of Operations................................................................       F-40
          Statements of Stockholders' Equity......................................................       F-41
          Statements of Cash Flows................................................................       F-42
          Notes to Consolidated Financial Statements..............................................       F-43
HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
Independent Auditors' Report......................................................................       F-57
Consolidated Financial Statements as of December 31, 1999 and December 31, 1998
and for the Year Ended December 31, 1999 and for the Period from October 7, 1998
(inception) through December 31, 1998:
          Balance Sheets..........................................................................       F-58
          Statements of Operations................................................................       F-59
          Statements of Stockholders' Equity......................................................       F-60
          Statements of Cash Flows................................................................       F-61
          Notes to Consolidated Financial Statements..............................................       F-62

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from June 10, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from June 10, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 17, 2000

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                             DECEMBER 31,       DECEMBER 31,
ASSETS                                                           1999               1998
                                                              ---------          ---------
Mortgage loans:
  Held for sale                                               $     251          $ 256,833
  Held to maturity                                                   --             69,495
  Collateral for CMOs                                           269,833             81,666
Mortgage securities:
  Available for sale                                             48,529             74,000
  Held to maturity                                                8,238              4,478
  Trading                                                         5,919                 --
Cash and cash equivalents                                        18,022             11,837
Accrued interest receivable                                       2,926              3,940
Equity investments
  Operating (Hanover Capital Partners Ltd.)                       1,466              1,761
  Mortgage Finance (Hanover Capital Partners 2, Inc.)                --              5,728
  Other (HanoverTrade.com, Inc.)                                    (30)                --
Notes receivable from related parties                             8,187              3,893
Due from related parties                                            232                313
Other receivables                                                   151              1,621
Prepaid expenses and other assets                                 1,910                605
                                                              ---------          ---------
  TOTAL ASSETS                                                $ 365,634          $ 516,170
                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                 $  55,722          $ 370,090
CMO borrowing                                                   254,963             77,305
Accrued interest payable                                          2,433              1,394
Dividends payable                                                   583                695
Due to related party                                                 88                 --
Accrued expenses and other liabilities                            1,339                906
                                                              ---------          ---------
  TOTAL LIABILITIES                                             315,128            450,390
                                                              ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares
Common stock, par value $.01
  authorized, 90 million shares, 5,826,899 and
  6,321,899 shares outstanding at December 31, 1999
  and December 31, 1998, respectively                                58                 65
Additional paid-in-capital                                       75,840             78,069
Retained earnings (deficit)                                     (25,496)            (9,955)
Accumulated other comprehensive (loss)                              104             (2,399)
                                                              ---------          ---------
  TOTAL STOCKHOLDERS' EQUITY                                     50,506             65,780
                                                              ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 365,634          $ 516,170
                                                              =========          =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                      PERIOD FROM
                                                   YEAR ENDED        YEAR ENDED   JUNE 10 (INCEPTION)
                                                  DECEMBER 31,      DECEMBER 31,    TO DECEMBER 31,
                                                      1999              1998              1997
                                                    --------          --------          -------
REVENUES:
  Interest income                                   $ 27,505          $ 47,799          $ 4,880
  Interest expense                                    23,097            41,176            3,204
                                                    --------          --------          -------

         Net interest income                           4,408             6,623            1,676
  Loan loss provision                                    446               356               18
                                                    --------          --------          -------
         Net interest income
           after loan loss provision                   3,962             6,267            1,658

  Gain on sale of servicing rights                       540                --               --
  Gain (loss) on sale of mortgage assets                 146            (5,704)              35
  Gain (loss) on mark to market of mortgage
    assets, net of associated hedge                   (4,292)               --               --
  Impairment charge on mortgage securities            (2,225)
  Provision for (loss) on unconsolidated
         subsidiary                                   (4,793)               --               --
                                                    --------          --------          -------
                Total revenue (loss)                  (6,662)              563            1,693

EXPENSES:
  Personnel                                            1,230               712               --
  Management and administrative                          894               733              400
  Due diligence                                          119               687              266
  Commissions                                              5               286               61
  Legal and professional                               1,201               545              138
  Financing/commitment fees                              404               836               32
  Other                                                  338               265               43
                                                    --------          --------          -------
                Total expenses                         4,191             4,064              940
                                                    --------          --------          -------

                Operating income (loss)              (10,853)           (3,501)             753

Equity in income/(loss) of unconsolidated subsidiaries

  Hanover Capital Partners Ltd.                         (443)           (1,039)            (254)
  Hanover Capital Partners 2, Inc.                    (1,300)             (394)              --
  HanoverTrade.com, Inc.                                 (31)               --               --
                                                    --------          --------          -------

NET INCOME (LOSS)                                   $(12,627)         $ (4,934)         $   499
                                                    ========          ========          =======

BASIC EARNINGS (LOSS) PER SHARE                     $  (2.12)         $  (0.77)         $  0.15
                                                    ========          ========          =======

DILUTED EARNINGS (LOSS) PER SHARE                   $  (2.12)         $  (0.77)         $  0.14
                                                    ========          ========          =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
              PERIOD FROM JUNE 10 (INCEPTION) TO DECEMBER 31, 1997
                        (in thousands except share data)


                                                                                                             ACCUMULATED
                                           COMMON STOCK          ADDITIONAL                    RETAINED        OTHER
                                           ------------           PAID-IN     COMPREHENSIVE    EARNINGS    COMPREHENSIVE
                                      SHARES          AMOUNT      CAPITAL         (LOSS)      (DEFICIT)        (LOSS)        TOTAL
                                      ------          ------      -------         ------      ---------        ------        -----
Issuance of Stock                   6,466,677       $      65    $  79,411                                                 $ 79,476

Comprehensive (loss):
     Net income                                                                 $     499     $     499                         499
     Other comprehensive (loss):
       Unrealized (loss)                                                             (842)                    $    (842)       (842)
                                                                                ---------
Comprehensive
     (loss)                                                                     $    (343)
                                                                                =========

Dividends declared                                                                               (1,035)                     (1,035)
                                    ---------       ---------    ---------                    ---------       ---------    --------

BALANCE,
DECEMBER 31, 1997                   6,466,677              65       79,411                         (536)           (842)     78,098

Adjustment of initial public
    offering expenses                                                   11                                                       11
Exercise of
    Warrants                            2,122                           32                                                       32
Costs associated
    with registration
      of warrants                                                      (40)                                                     (40)
Repurchase of
     common stock                    (146,900)                      (1,345)                                                  (1,345)
Comprehensive (loss):
       Net (loss)                                                                  (4,934)       (4,934)                     (4,934)
       Other comprehensive (loss):
          Change in net
           unrealized gain (loss)
           on securities available
           for sale                                                                (1,557)                       (1,557)     (1,557)
                                                                                ---------
Comprehensive (loss)                                                            $  (6,491)
                                                                                =========

Dividends declared                                                                               (4,485)                     (4,485)
                                    ---------       ---------    ---------                    ---------       ---------    --------

BALANCE,
DECEMBER 31, 1998                   6,321,899              65       78,069                       (9,955)         (2,399)     65,780

Repurchase of common stock           (495,000)                      (2,236)                                                  (2,236)

Treasury stock par value
    re-class                                               (7)           7                                                       --

Comprehensive (loss):
     Net (loss)                                                                   (12,627)      (12,627)                    (12,627)

Other comprehensive (loss):
     Change in net
      unrealized gain (loss)
      on securities available
      for sale, net of
      reclassification
      adjustment                                                                    2,355                         2,355       2,355

    Equity in other comprehensive
     income of unconsolidated
     subsidiary                                                                       148                           148         148
                                                                                ---------

Comprehensive (loss)                                                            $ (10,124)
                                                                                =========

Dividends declared                                                                               (2,914)                     (2,914)
                                    ---------       ---------    ---------                    ---------       ---------    --------

BALANCE,
DECEMBER 31, 1999                   5,826,899       $      58    $  75,840                    $ (25,496)      $     104    $ 50,506
                                    =========       =========    =========                    =========       =========    ========


                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            PERIOD FROM
                                                                                                              JUNE 10
                                                                       YEAR ENDED         YEAR ENDED       (INCEPTION) TO
                                                                   DECEMBER 31, 1999  DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                   -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $ (12,627)         $  (4,934)         $     499
   Adjustments to reconcile net income (loss) to net
      cash provided  by operating activities:
    Amortization of net premium and deferred costs                         4,300              6,594                361
    Loan loss provision                                                      446                356                 18
    (Gain) on sale of servicing rights                                      (540)                --                 --
    (Gain) loss on sale of mortgage assets                                  (146)             5,705                (35)
    Loss on mark to market of mortgage assets                              4,292                 --                 --
    Impairment charge on mortgage securities                               2,225
    Provision for loss on sale of unconsolidated subsidiary                4,793                 --                 --
    Equity in loss of unconsolidated subsidiaries                          1,774              1,433                254
    (Increase) decrease in accrued interest receivable                     1,014               (343)            (3,597)
    (Increase) in loans to related parties                                (4,294)            (3,411)              (482)
    (Increase) decrease in other receivables                               1,104             (1,621)                --
    (Increase) in prepaid expenses and other assets                       (1,305)              (364)              (241)
    Increase (decrease) in accrued interest payable                        1,039                842              2,250
    Increase (decrease) in due to related parties                            169               (782)               540
    Increase in accrued expenses and other liabilities                       432                423                482
                                                                       ---------          ---------          ---------
          Net cash provided by operating activities                        2,676              3,898                 49
                                                                       ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans                                             (1,449)          (863,324)          (349,287)
   Purchase of Agency mortgage securities                                     --             (4,333)          (163,030)
   Purchase of private placement mortgage securities                      (3,668)           (21,523)                --
   Principal payments received on mortgage securities                     12,895            150,543                 --
   Principal payments received on collateral for CMOs                     61,613             23,165                 --
   Principal payments received on mortgage loans held for sale            44,429            123,098              1,995
      and held to maturity
   Proceeds from sale of mortgage assets                                  30,909            276,582                 35
   Proceeds from sale of mortgage servicing                                  786                 --                 --
                                                                       ---------          ---------          ---------
          Net cash provided by (used in) investing activities            145,515           (315,792)          (510,287)
                                                                       ---------          ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (repayment of) reverse repurchase               (314,368)           243,218            435,138
         agreements
    Net borrowing from CMOs                                              238,962            100,675                 --
    Payments on CMOs                                                     (61,338)           (23,370)                --
    Net proceeds of initial public offering                                   --                 11             79,122
    Exercise of stock warrants - net                                          --                 (8)                --
    Equity investments in subsidiaries                                        (1)            (2,700)                --
    Dividends received - unconsolidated subsidiary                            --              8,054                 --
    Payment of dividends                                                  (3,026)            (4,826)                --
    Repurchase of common stock                                            (2,235)            (1,345)                --
                                                                       ---------          ---------          ---------
          Net cash provided by (used in) financing activities           (142,006)           319,709            514,260
                                                                       ---------          ---------          ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                  6,185              7,815              4,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,837              4,022                 --
                                                                       ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  18,022          $  11,837          $   4,022
                                                                       =========          =========          =========




                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND PERIOD FROM JUNE 10 (INCEPTION) TO
                               DECEMBER 31, 1997


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

CAPITALIZATION

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant, as adjusted on January 1, 1999, entitles the holder to purchase 1.0302 shares of common stock at the adjusted price of $14.56 per share of common stock. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans and mortgage backed securities ("MBS"). As of December 31, 1999, there were 6,217,877 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters over-allotment option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

USE OF ESTIMATES; RISKS AND UNCERTAINTIES

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

MORTGAGE LOANS

The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. Mortgage loans that are securitized in a collateralized mortgage obligation ("CMO") are classified as collateral for CMOs as of the closing date of the CMO. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity and CMO collateral are reported at the lower of the original cost of the mortgaged loans or the market value of the mortgage loans as of the date they were designated as CMO collateral or held to maturity.

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

MORTGAGE SECURITIES

The Company's policy is to generally classify mortgage securities as available for sale as they are acquired. Each available for sale mortgage security is monitored for a period of time prior to making a determination whether the asset will be classified as held to maturity or trading. Management reevaluates the classification of the mortgage securities on a quarterly basis.

Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities designated as trading are reported at fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings.

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

The Company purchases both investment grade and below investment grade mortgage backed securities. Below investment grade MBS have the potential to absorb credit losses caused by delinquencies and defaults on the underlying mortgage loans. When purchasing below investment grade MBS, the Company leverages HCP's due diligence operations and management's substantial mortgage credit expertise to make a thorough evaluation of the underlying mortgage loan collateral. The Company monitors the delinquencies and defaults on the underlying mortgages of its mortgage securities and, if an impairment is deemed to be other than temporary, makes a provision for known losses as well as unidentified potential losses. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and may affect the dividends paid to stockholders for that tax year.

EQUITY INVESTMENTS

Hanover records its investment in Hanover Capital Partners Ltd. ("HCP"), Hanover Capital Partners 2, Inc. ("HCP-2"), and HanoverTrade.com, Inc. ("HTC") on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and HTC, and, until September 30, 1999, 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP, HTC and HCP-2, respectively. After writing off its investment in HCP-2 in September, 1999, Hanover stopped recording earnings or losses of HCP-2. Hanover believes that HCP-2 has no value.

Hanover generally has no right to control the affairs of HCP, HCP-2 or HTC because Hanover's investment in those companies is based solely on ownership of non-voting preferred stock. Even though Hanover has no right to control the affairs of these companies, management believes that Hanover has the ability to exert significant influence over these companies and therefore these investments are accounted for on the equity method.

REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

FINANCIAL INSTRUMENTS

The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding of, securitization and sale of its mortgage loan and mortgage securities portfolio. The Company generally closes out the hedge position to coincide with the related sale or securitization transactions. Gains and losses on mortgage loan hedge positions are either (i) deferred as an adjustment to the carrying value of the related loans until the loan has been funded and securitized, after which the gains or losses will be amortized into income over the remaining life of the loan using a method that approximates the effective yield method, or (ii) deferred until such time as the related loans are sold. Gains or losses on hedge positions associated with mortgage securities held in a trading account are recognized as income or loss in each period.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreement and CMO financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations. Any payments received under the interest rate cap agreements are recorded as a reduction of interest expense on the reverse repurchase agreement financing.

For derivative financial instruments designated as hedge instruments, the Company periodically evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The Company utilized hedge deferral accounting procedures in accounting for its hedging program so long as there is adequate correlation between the hedged results and the change in value of the hedged financial instrument. If the hedge instrument performance does not result in adequate correlation between the changes in value of the hedge instrument and the related hedged financial instrument, the Company will terminate hedge deferral accounting and mark the carrying value of the hedge instrument to market. If a hedge instrument is sold or matures, or the criteria that was anticipated at the time the hedge instrument was entered into no longer exists, the hedge instrument is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current period income or loss to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedged results.

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

INCOME TAXES

Hanover has elected to be taxed as a real estate investment trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 95% of its taxable income and as long as certain asset, income and stock ownership tests are met. Effective January 1, 2001, the distribution requirement will be reduced from 95% to 90%.

During 1998, Hanover distributed dividends in excess of its accumulated and current taxable income. Consequently, the distributions in excess of accumulated and current taxable income were treated as a return of capital to the stockholders.

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

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

RECLASSIFICATION

The 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Management's preliminary evaluation of SFAS 133 indicates the implementation of SFAS 133 will not result in any material changes to the Company's consolidated statement of operations. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The FASB issued SFAS No. 134 Accounting For Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134") in October 1998. SFAS 134 amends FAS 65 Accounting for Certain Mortgage Banking Activities, and FAS 115 Accounting for Certain Investments in Debt and Equity Securities to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for fiscal quarters beginning after December 15, 1998. The Company adopted SFAS 134 effective January, 1, 1999. The adoption of SFAS 134 had no affect on the Company's consolidated financial statements.

3. MORTGAGE LOANS

At December 31, 1999 management had made the determination that $251,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $269,833,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools, held for sale portfolio which are carried at the lower of cost or market (dollars in thousands):

                                       DECEMBER 31, 1999                            DECEMBER 31, 1998
                                       -----------------                            -----------------
                                          Fixed       Adjustable                       Fixed        Adjustable
                                          Rate         Rate (a)        Total           Rate          Rate (a)         Total
                                          ----         --------        -----           ----          --------         -----
Principal amount of mortgage loans     $      45      $     206      $     251      $  93,615       $ 159,901       $ 253,516
Net premium and deferred cost                 --             --             --          2,305           1,262           3,567
Loan loss allowance                           --             --             --           (157)            (93)           (250)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Carrying cost of mortgage loans        $      45      $     206      $     251      $  95,763       $ 161,070       $ 256,833

Mix                                        17.93%         82.07%        100.00%        37.290%         62.710%         100.00%
Weighted average net coupon                9.261%         8.125%         8.329%         8.545%          7.542%          7.912%
Weighted average maturity                    141            194            184            187             264             235

The Company had one adjustable rate mortgage loan at December 31, 1999 with a one year constant maturity treasury ("CMT") reference rate index with a 12 month repricing period and a net life cap of 13.50%.

The adjustable rate mortgage loans at December 31, 1998 had various reference rate indexes with a weighted average 13 month repricing period and a weighted average net life cap of 13.23%.

(a) The adjustable rate mortgage loans include $ -0- and $31,857,000 of hybrid mortgage loans at December 31, 1999 and December 31, 1998 respectively, which allow the coupon interest rate to change at one specified time during the life of the loan.

(b)      Weighted average maturity reflects the number of months until maturity.

HELD TO MATURITY

The Company did not have any mortgage loans held to maturity at December 31, 1999. The following table summarizes certain characteristics of the Company's single-family mortgage loans, held to maturity which are carried at cost at December 31, 1998 (dollars in thousands):

                                       DECEMBER 31, 1999                            DECEMBER 31, 1998
                                       -----------------                            -----------------
                                          Fixed       Adjustable                       Fixed        Adjustable
                                          Rate         Rate (a)        Total           Rate          Rate (a)         Total
                                          ----         --------        -----           ----          --------         -----
Principal amount of mortgage loans            --             --             --      $  67,515       $     144       $  67,659
Net premium and deferred cost                 --             --             --          1,874               4           1,878
Loan loss allowance                           --             --             --            (39)             (3)            (42)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Carrying cost of mortgage loans               --             --             --      $  69,350       $     145       $  69,495
                                                                                    =========       =========       =========

Mix                                           --             --             --          99.79%           0.21%         100.00%
Weighted average net coupon                   --             --             --          8.707%          7.625%          8.705%
Weighted average maturity                     --             --             --            253             302             253

The adjustable rate mortgage loans had a 1 year CMT based reference rate with a 12 month repricing period and a net life cap of 10.25%.

The average effective yield, which includes the amortization of net premium, discounts and certain deferred costs for the periods shown below on the combined held for sale and held to maturity mortgage loan portfolio were as follows:

                                                         1999            1998
                                                       --------        --------
         Quarter ended March 31                           7.092%          7.410%
         Quarter ended June 30                            7.010%          7.371%
         Quarter ended September 30                       2.704%          7.489%
         Quarter ended December 31                       (9.243%)         7.392%
                                                       --------        --------

                                                          6.620%          7.424%
                                                       ========        ========

COLLATERAL FOR CMOS

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

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                       DECEMBER 31, 1999                            DECEMBER 31, 1998
                                       -----------------                            -----------------
                                          Fixed       Adjustable                       Fixed        Adjustable
                                          Rate         Rate (a)        Total           Rate          Rate (a)         Total
                                          ----         --------        -----           ----          --------         -----
Principal amount of mortgage loans     $ 174,761      $  93,419      $ 268,180      $  79,812       $      --       $  79,812
Net premium (discount)
     and deferred costs                    2,361           (165)         2,196          1,934              --           1,934
Loan loss allowance                         (371)          (172)          (543)           (80)             --             (80)
                                       ----------     ---------      ---------      ---------       ---------       ---------
Carrying cost of mortgage loans        $ 176,751      $  93,082      $ 269,833      $  81,666       $      --       $  81,666
                                       =========      =========      =========      =========       =========       =========

Mix                                        65.50%         34.50%        100.00%        100.00%             --          100.00%
Weighted average net coupon                8.310%         7.180%         7.916%         7.787%             --           7.787%
Weighted average maturity                    221            249            231            231              --             231

The adjustable rate mortgage loans assigned as CMO collateral at December 31, 1999 had 18 reference rate indexes with a weighted average 4 month repricing period and a weighted average net life cap of 13.82%.

The average effective yield, which includes the amortization of net premiums, discounts and certain deferred costs, for the periods shown below on the CMO collateral were as follows:

                                                          1999           1998
                                                        --------       --------
         Quarter ended March 31                            6.825%           N/A
         Quarter ended June 30                             7.076%         7.158%
         Quarter ended September 30                        6.781%         7.071%
         Quarter ended December 31                         7.201%         6.230%
                                                        --------       --------
                                                           6.991%         6.832%
                                                        ========       ========

4. MORTGAGE SECURITIES

At December 31, 1999, the Company had $45,479,000 of fixed rate FNMA mortgage-backed securities, all classified as available for sale, and $17,207,000 of fixed rate private-placement mortgage-backed securities, classified as available for sale, held to maturity, and trading, as shown in the table below.

                                                                   FIXED RATE FNMA MORTGAGE-BACKED SECURITIES
                                                          DECEMBER 31, 1999                            DECEMBER 31, 1998
                                             ------------------------------------------   ------------------------------------------
                                             Available     Held                           Available     Held
                                                For         to                               For         to
                                             Sale (a)    Maturity   Trading     Total     Sale (a)    Maturity   Trading     Total
                                             --------    --------   -------     -----     --------    --------   -------     -----
Principal balance of mortgage securities     $ 46,156     $   --    $   --    $ 46,156    $ 58,462    $     --   $    --   $ 58,462
Net premium and deferred costs                    863         --        --         863       1,179          --        --      1,179
                                             --------     ------    ------    --------    --------    --------   -------   --------
Total amortized cost of mortgage securities    47,019         --        --      47,019      59,641          --        --     59,641
Gross unrealized loss                          (1,540)        --        --      (1,540)        (46)         --        --        (46)
                                             --------     ------    ------    --------    --------    --------   -------   --------
Carrying cost of mortgage securities         $ 45,479     $   --    $   --    $ 45,479    $ 59,595    $     --   $    --   $ 59,595

Mix                                               100%        --        --         100%        100%         --        --        100%
Weighted average net coupon                     7.451%        --        --       7.451%      7.548%         --        --      7.548%
Weighted average maturity                         246         --        --         246         251          --        --        251



                                                               FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                                  DECEMBER 31, 1999
                                                                  -------------------------------------------------
                                                                  Available      Held
                                                                     For          to
                                                                  Sale (b)   Maturity (c)  Trading (d)     Total
                                                                  --------   ------------  -----------     -----
Principal balance of mortgage securities                          $     --   $   13,735     $  7,105    $   20,840
Net premium (discount) and deferred costs                            1,554       (5,241)      (1,186)       (4,822)
                                                                  --------   ----------     --------    ----------
Total amortized cost of mortgage securities                       $  1,554   $    8,494     $  5,919    $   16,018
Loan loss allowance                                                     --         (256)          --          (256)
Gross unrealized gain/(loss)                                         1,496           --           --         1,445
                                                                  --------   ----------     --------    ----------

Carrying cost of mortgage securities                              $  3,050   $    8,238     $  5,919    $   17,207

Mix                                                                  17.73%       47.87%       34.40%       100.00%
Principal balance of mortgage loans                               $208,447   $1,271,860     $208,447    $1,480,307
Weighted average net coupon                                          0.768%       5.932%       6.597%        1.147%
Weighted average maturity                                              295          303          295           300

                                                                   FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                                      DECEMBER 31, 1998
                                                                       -----------------------------------------------
                                                                       Available      Held
                                                                          For          to
                                                                       Sale (b)   Maturity (c)  Trading (d)    Total
                                                                       --------   ------------  -----------    -----
Principal balance of mortgage securities                               $ 14,279     $  3,816            --   $ 18,095
Net premium (discount) and deferred costs                                 2,479          662            --      3,141
                                                                       --------     --------      --------   --------
Total amortized cost of mortgage securities                            $ 16,758     $  4,478      $     --   $ 21,236
Loan loss allowance                                                          --           --            --         --
Gross unrealized gain/(loss)                                             (2,353)          --            --     (2,353)
                                                                       --------     --------      --------   --------

Carrying cost of mortgage securities                                   $ 14,405     $  4,478      $     --   $ 18,883

Mix                                                                       76.29%       23.71%           --     100.00%
Principal balance of mortgage loans                                    $297,682     $297,682            --   $297,682
Weighted average net coupon                                               0.987%       5.038%           --      1.058%
Weighted average maturity                                                   307          307            --        307

The Company also has substantially all of the economic benefit and risks associated with $14,180,000 of fixed rate private-placement subordinate mortgage backed securities held by its affiliate, HCP. Although HCP's balance sheet is not consolidated in the Company's consolidated balance sheet, the Company receives 97% of HCP's income and has guaranteed HCP's debts associated with these securities. See Note 7 "Equity Investments."

                                                             FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                               (HELD BY AFFILIATE)
                                                                               -------------------
                                                           DECEMBER 31, 1999                            DECEMBER 31, 1998
                                             ---------------------------------------------    --------------------------------------
                                              Available     Held                              Available     Held
                                                 For         to                                  For         to
                                              Sale (e)    Maturity   Trading      Total          Sale     Maturity  Trading   Total
                                              --------    --------   -------      -----          ----     --------  -------   -----
Principal balance of mortgage securities     $   33,401   $     --   $    --   $   33,401      $    --    $    --   $   --    $   --
Net (discount) and deferred costs               (19,175)        --        --      (19,175)          --         --       --        --
                                             ----------   --------   -------   ----------      -------    -------   ------    ------

Total amortized cost of mortgage securities  $   14,226   $     --   $    --   $   14,226           --         --       --        --
Loan loss provision                                (285)        --        --         (285)          --         --       --        --
Gross unrealized gain                               239         --        --          239           --         --       --        --
                                             ----------   --------   -------   ----------      -------    -------   ------    ------

Carrying cost of mortgage securities         $   14,180   $     --   $    --   $   14,180      $    --    $    --   $   --    $   --

Mix                                                 100%        --        --          100%          --         --       --        --
Principal balance of mortgage loans          $5,171,979         --        --   $5,171,979           --         --       --        --
Weighted average net coupon                       6.520%        --        --        6.520%          --         --       --        --
Weighted average maturity                           345         --        --          345           --         --       --        --

(a) Represents 31 fixed rate FNMA pass-through certificates that the Company received in exchange for a like amount of fixed rate mortgage loans in December 1998, and one FNMA pass-through certificate purchased from a "Wall Street" dealer firm. The coupon interest rates range from 6.00% to 10.50%. These certificates generate normal principal and interest remittances to the Company on a monthly basis.

(b) At December 31, 1999, represents six interest only notes purchased from an affiliate, Hanover Capital Partners 2, Inc. ("HCP-2"), in a private placement in October 1998 in connection with the 1998-B securitization. At December 31, 1998, represented nine investment grade ("AA", "A" and "BBB") subordinate mortgage-backed securities ("MBS") and six interest only notes purchased from HCP-2 in such private placement. At September 30, 1999 management reclassified four investment grade subordinate MBS ("AA and "A") to the trading category and two investment grade subordinate MBS ("BBB") to the held to maturity category. These MBS were transferred at their fair market value which was lower than their cost basis by $1,312,000. This decrease in market value was recorded as a one-time charge in the consolidated statements of operations. See Note 17, "Certain Charges and Expenses in the Quarter Ended September 30, 1999".

      The interest rates on the investment grade subordinate MBS are fixed and range from 6.25% to 6.75%. These bonds generate normal principal and interest remittances to the Company on a monthly basis.

      The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. The interest only notes are divided into two major categories: at December 31, 1999, the first group had an effective weighted average interest rate of 1.055% on a notional balance of $177,641,000; and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $98,071,000. At December 31, 1998, the first group had an effective weighted average interest rate of 1.166% on a notional balance of $259,861,000; and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $143,366,000.

(c) At December 31, 1999, represents twelve below investment grade subordinate MBS purchased from third parties in the second quarter of 1999; and two investment grade ("BBB") subordinate MBS, six below investment grade subordinate MBS and three investment grade ("AAA") principal only notes purchased from HCP-2 in October 1998 in connection with the 1998-B securitization. At December 31, 1998, represents six below investment grade subordinate MBS and three and three investment grade ("AAA") principal only notes, all purchased from HCP-2 in October 1998 in connection with the 1998-B securitization.

      The coupon interest rates on the below investment grade subordinate MBS purchased from third parties are fixed and range from 6.25% to 6.68%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes represented a $6,094,000 (principal balance) subordinated interest in $1,063,413,000 of mortgage loans at December 31, 1999. These notes were carried at $3,640,000 at December 31, 1999.

      The coupon interest rates on the 1998-B subordinate MBS are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The 1998-B subordinate MBS represented a $6,360,000 (principal balance) subordinated interest in $208,447,000 of mortgage loans at December 31, 1999 and a $3,546,000 subordinated interest in $297,682,000 of mortgage loans at December 31, 1998. These notes were carried at $4,597,000 at December 31, 1999 and at $3,106,000 at December 31, 1998.

      The 1998-B principal only notes do not pay interest. These notes generate principal remittances, and are carried at a discount to face value. The difference between the carrying value and the face amount is accreted into income on the constant yield method. These notes had a principal balance of $1,281,000 and $1,676,000 at December 31, 1999 and 1998, and were carried at $1,052,000 and at $1,370,000 at December 31, 1999 and 1998.

(d) Represents four investment grade subordinate MBS ("AA" and "A") purchased from HCP-2, in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes are carried at fair value.

(e) At December 31, 1999, represents seventeen below investment grade subordinate MBS purchased from third parties in the third quarter of 1999. The coupon interest rates on these notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes represented a $33,401,000 (principal balance) subordinated interest in $5,171,979,000 of mortgage loans at December 31, 1999. These notes were carried at $14,180,000 at December 31, 1999 on the balance sheet of HCP. Although HCP's balance sheet is not consolidated in the Company's consolidated balance sheet, the Company receives 97% of HCP's income and has guaranteed HCP's debts associated with these securities. See Note 7 "Equity Investments."

The carrying value at December 31, 1999 of the Company's mortgage securities by contractual maturity dates are presented below (dollars in thousands):


                               Available for Sale           Held to Maturity                Trading
                                 Carrying Value              Carrying Value             Carrying Value
                                 --------------              --------------             --------------
Due after ten years                 $48,529                      $8,238                     $5,919

As mentioned above, actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often times without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The average effective yield, which includes amortization of net premiums, (discounts) and deferred costs, for the periods shown below on the combined available for sale, held to maturity and trading mortgage securities portfolio (excluding securities owned by HCP) were as follows:

                                                       1999              1998
                                                    --------           --------
         Quarter ended March 31                        8.784%             6.116%
         Quarter ended June 30                         8.752%             3.992%
         Quarter ended September 30                   (1.335%)            4.528%
         Quarter ended December 31                     9.701%             7.520%
                                                    --------           --------
                                                       6.494%             5.170%
                                                    ========           ========



The proceeds, gross realized gains and losses from sales of available for sale mortgage securities in 1999 and 1998 were as follows (dollars in thousands):

                                      1999

                                                                       REALIZED
                                                   PROCEEDS           GAIN (LOSS)
                                                   --------           -----------
Hanover Capital 1998-B Subordinate MBS (a)             2,232                146


                                      1998

                                                                       REALIZED
                                                   PROCEEDS           GAIN (LOSS)
                                                   --------           -----------
Adjustable rate FNMA and FHLMC
     Certificates (b)                              $ 189,057          $  (5,989)
Adjustable rate FNMA certificates (c)                 17,172               (161)
Fixed rate FNMA certificates (d)                      56,740                495
                                                   ---------          ---------
                                                   $ 262,969          $  (5,655)
                                                   =========          =========

(a) relates to the sale in March 1999 of six subordinate MBS acquired in connection with the 1998-B securitization in October 1998.

(b) relates to the sale in October 1998 of eight FNMA certificates and seven FHLMC certificates purchased in December 1997

(c) relates to the sale in October 1998 of five FNMA certificates acquired from a swap of mortgage loans in August 1998

(d) relates to the sale in October 1998 of nineteen FNMA certificates acquired from a swap of mortgage loans in October 1998

5. CONCENTRATION OF CREDIT RISK

MORTGAGE LOANS

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for the loans in certain geographic areas. At December 31, 1999 and 1998, the percent of total principal amount of loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans are as follows:

                 AT DECEMBER 31, 1999                    AT DECEMBER 31, 1998
                    Mortgage Loans                          Mortgage Loans
                 --------------------   ------------------------------------------------------
                    Collateral for                                              Collateral for
                         CMOs           Held for Sale     Held to Maturity           CMOs
                         ----           -------------     ----------------           ----
California                13%                 13%                 17%                 11%
Texas                      9                   7                  13                  --
Florida                   15                  10                   8                  26
Missouri                  --                  --                   6                  --
Illinois                  --                   5                  --                  --
South Carolina            --                  --                  --                  --
Ohio                       6                  --                  --                  12
Hawaii                    --                  --                  --                   6
Maryland                   5                  --                  --                  --
Total                     48%                 35%                 44%                 55%
                        ====                ====                ====                ====

The Company did not have any material concentrations of credit risk in its held for sale and held to maturity categories at December 31, 1999.

The Company did not purchase any mortgage loans in 1999. During 1998 the Company purchased approximately 75.2% of its total principal amount of mortgage loans from six financial institutions, the largest of which represented approximately 21.7% of the total principal amount of mortgage loans purchased in 1998. Management believes that the loss of any single financial institution from which the Company purchased mortgage loans would not have any material detrimental effect on the Company.

MORTGAGE SECURITIES

The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers. Management believes exposure to credit risk associated with purchased Agency mortgage securities is minimal due to the guarantees provided by FNMA.

                     CONCENTRATION OF CREDIT RISK BY ISSUER
                                DECEMBER 31, 1999

                                                                                                Hanover
                                                                                                Capital
                                       Hanover Capital Mortgage Holdings, Inc.               Partners Ltd.      Total
                               -------------------------------------------------------       -------------      -----
                               Available         Held                                          Available
                                  for             to                                              for
Issuer                           Sale          Maturity        Trading          Total            Sale
------                           ----          --------        -------          -----            ----
FNMA                           $45,479         $    --         $    --         $45,479         $    --         $45,479

Hanover Capital 1998-B           3,050           4,597           5,919          13,566              --          13,567
Issuer 1                            --              --              --              --           7,387           7,387
Issuer 2                            --              --              --              --           6,793           6,793
Issuer 3                            --           2,220              --           2,220              --           2,220
Issuer 4                            --             706              --             706              --             706
Issuer 5                            --             715              --             715              --             714
                               -------         -------         -------         -------         -------         -------
Total                          $48,529         $ 8,238         $ 5,919         $62,686         $14,180         $76,866
                               =======         =======         =======         =======         =======         =======

                     CONCENTRATION OF CREDIT RISK BY ISSUER
                                DECEMBER 31, 1998

                                                                                                Hanover
                                                                                                Capital
                                       Hanover Capital Mortgage Holdings, Inc.               Partners Ltd.      Total
                               -------------------------------------------------------       -------------      -----
                               Available         Held                                          Available
                                  for             to                                              for
Issuer                           Sale          Maturity        Trading          Total            Sale
------                           ----          --------        -------          -----            ----
FNMA                           $59,595         $    --              --         $59,595         $    --         $59,595
Hanover Capital 1998-B          14,405           4,478              --          18,883         $    --          18,883
                               -------         -------         -------         -------         -------         -------

Total                          $74,000         $ 4,478              --         $78,478         $    --         $78,478
                               =======         =======         =======         =======         =======         =======



The Company has cash and cash equivalents in a major financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1999, the Company had amounts on deposit with the financial institution in excess of FDIC limits. At December 31, 1999, the Company had overnight investments of $18,000,000 in Federal Home Loan Bank discount notes. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution, Federal Agency notes or in the highest rated commercial paper.

6.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                    YEAR ENDED      YEAR ENDED       PERIOD FROM JUNE 10
                                   DECEMBER 31,    DECEMBER 31,        (INCEPTION) TO
                                       1999            1998           DECEMBER 31, 1997
                                       ----            ----           -----------------
Balance, beginning of period          $ 372           $  18                $ - 0 -
Loan loss provision                     446             356                   18
Transfers/sales                          39              (2)                  --
Charge-offs                            (110)             --                   --
Recoveries                               52              --                   --
                                      -----           -----                -----
Balance, end of period                $ 799           $ 372                $  18
                                      =====           =====                =====

7.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of Hanover Capital Partners Ltd. ("HCP"), which entitles Hanover to receive 97% of the earnings or losses of HCP and its wholly owned subsidiaries. Hanover also owns 100% of the non-voting preferred stock of Hanover Capital Partners 2, Inc. ("HCP-2"), which entitles Hanover to receive 99% of the earnings or losses of HCP-2 and its wholly owned subsidiary. In June 1999, the Company acquired 100% of the non-voting preferred stock of HanoverTrade.com, Inc. ("HTC") which entitles Hanover to receive 97% of the earnings or losses of HTC.

Hanover currently conducts substantially all of its taxable consulting operations (i.e. due diligence consulting, loan sale advisory, and loan brokering and trading) through HCP. HCP-2 was organized in October 1998 to facilitate the securitization of $318 million of fixed and adjustable rate residential mortgage loans in connection with the issuance of the 1998-B security. HCP-2 does not conduct any ongoing business. The Company wrote off its remaining investment in HCP-2 in September, 1999. HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions via the internet.

HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence, consulting and mortgage investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation, is a servicer of multifamily mortgage loans and, prior to June 1999, was an originator of multifamily and commercial loans. HCMC's origination operations were discontinued in June 1999. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. is a registered broker/dealer with the Securities and Exchange Commission.

HCP-2 was organized in October, 1998 to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization, 1998-B.

Hanover contributed $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310 million of reverse repurchase agreement financing to HCP-2 in exchange for a 99% economic ownership of HCP-2 (representing a 100% ownership of the non-voting preferred stock in HCP-2). HCP-2 issued a REMIC mortgage security and sold all of the REMIC mortgage securities except the AAA notes to two newly created wholly-owned subsidiaries of Hanover (Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.). Hanover recorded its investment in HCP-2 on the equity method. The Board of Directors has approved the sale or disposition of the Company's preferred stock investment in HCP-2 and has recorded a one-time charge to the consolidated statement of operations for a loss on the sale of HCP-2 of $4,428,000. See Note 17, "Certain Charges and Expenses in the Three Months Ended September 30, 1999".

Until September 30, Hanover recorded 99% of the earnings or losses of HCP-2 through its ownership of all the non-voting preferred stock of HCP-2. After September 30, Hanover has not recorded earning or losses of HCP-2

The table below reflects the activity recorded in Hanover's equity investments for the following periods (dollars in thousands):

                                                                                                                     PERIOD FROM
                                               YEAR ENDED                               YEAR ENDED               JUNE 10 (INCEPTION)
                                              DECEMBER 31,                             DECEMBER 31,                TO DECEMBER 31,
                                                  1999                                     1998                          1997
                             ---------------------------------------------   ---------------------------------   -------------------
                                HCP        HCP-2        HTC        Total        HCP        HCP-2      Total         HCP       Total
                                ---        -----        ---        -----        ---        -----      -----         ---       -----
Beginning balance            $  1,761    $  5,728    $     --    $  7,489    $    100    $     --    $    100    $     --    $   --
Applicable % of net (loss)       (443)     (1,300)        (31)     (1,774)     (1,039)       (394)     (1,433)       (254)     (254)
Applicable % of
 comprehensive gain               148          --          --         148          --          --          --          --        --
Capital contribution               --          --           1           1       2,700          --       2,700          --        --
Formation transaction              --          --          --          --          --      14,176      14,176         354       354
Dividends received (a)             --          --          --          --          --      (8,054)     (8,054)         --        --
Write off of investment            --      (4,428)         --      (4,428)         --          --          --          --        --
                             --------    --------    --------    --------    --------    --------    --------    --------    ------

Ending Balance               $  1,466    $     --    $    (30)   $  1,436    $  1,761    $  5,728    $  7,489    $    100    $  100
                             ========    ========    ========    ========    ========    ========    ========    ========    ======

(a) represents a return of capital

8. NOTES RECEIVABLE FROM RELATED PARTIES

In connection with Hanover's original formation transactions in September 1997, Hanover agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of Hanover's common stock. The loans are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable Federal tax rate during the month the loans are made. At December 31, 1999 Hanover had loaned the Principals the full $1,750,000. These loans bear interest at 6.02% (on $482,600 of loans) and 5.70% (on $1,267,400 of loans) at December 31, 1999.

In March 1998, Hanover agreed to lend up to an additional $1,500,000 in unsecured loans to the Principals, in lieu of incurring the costs and expenses Hanover was required to pay associated with the registration of 100,000 shares of Hanover's common stock owned by the Principals. Pursuant to such agreement, Hanover loaned the Principals an additional $1,203,880 in April 1998. These additional loans are due and payable on March 31, 2001 and bear interest at 5.51%.

In November 1998, Hanover agreed to lend an additional $226,693 in unsecured loans to the Principals. These loans are due and payable in November 2002 and bear interest at 4.47% (the lowest applicable Federal tax rate in November
1999). A portion of these loans ($69,148) was repaid in February 1999, and another portion ($61,837) was forgiven on January 28, 2000. The Company reserved for this forgiveness on September 30, 1999. At December 31, 1999, the balance of these loans, net of the reserved amount, was $95,708.

During 1999 Hanover advanced funds to HCP pursuant to an unsecured loan agreement. These loans to HCP bear interest at 1.00% below the prime rate. At December 31, 1999 the loans outstanding to HCP totaled $4,896,046.

Amounts due from related parties and due to related parties are detailed below (dollars in thousands):

                                                   INTERCOMPANY BALANCES
                                                   ---------------------
                                             DECEMBER 31,         DECEMBER 31,
                                                 1999                 1998
                                                 ----                 ----
Due from HTC                                     $121                 $ --
Due from HCP-2                                     --                  305
Due from HCP                                        6                   --



Due to HCP                                         88                   --

                                                      NOTES RECEIVABLE
                                                      ----------------
                                             DECEMBER 31,         DECEMBER 31,
                                                 1999                 1998
                                                 ----                 ----
Principals (a) (b) (c)                          $3,049               $3,180
HCP (d)                                          4,869                  713


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

(c) Pursuant to the note agreements, the Company loaned the Principals $143,000 to purchase common stock in HCP-2 in order to complete the 1998-B securitization transaction. The Principals subsequently made payments on the loans totaling $69,000. In September 1999, the Company reserved for an expected forgiveness of $62,000 of these loans. This amount was subsequently forgiven on January 28, 2000. Summarized below is the change in Principals loans during 1999:


                Balance at January 1, 1999             $ 3,180
                Loan repayments                            (69)
                Provision for loan forgiveness             (62)
                                                       -------
                Balance at December 31, 1999           $ 3,049
                                                       =======

(d) In September 1999 the Company advanced $3,041,000 to HCP to fund the purchase of certain subordinated mortgage securities pursuant to an unsecured loan agreement.



9.  REVERSE REPURCHASE AGREEMENTS

At December 31, 1999 the Company had a total of $250 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with two lenders. All borrowings pursuant to the master reverse repurchase agreements are secured by mortgage loans or other securities.

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

At December 31, 1999 the Company had no outstanding borrowings on mortgage loans under the above mentioned reverse repurchase agreements.

At December 31, 1999, the Company had outstanding borrowings on retained CMO securities of $3,366,000 with a weighted average borrowing rate of 8.16% and a weighted average remaining maturity of three months. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at December 31, 1999 were collateralized by securities with a cost basis of $7,201,152.

At December 31, 1999, the Company had outstanding reverse repurchase agreement financing for mortgage securities (other than retained CMO securities) of $52,356,000 with a weighted average borrowing rate of 6.05% and a remaining maturity of less than one month. These mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at December 31, 1999 was collateralized by securities with a cost basis of $60,465,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at December 31, 1999:

             Committed                Uncommitted                 Maturity Date
             ---------                -----------                 -------------
            $ 50 million                   --                       March 2000
             100 million              $100 million                  March 2000

Information pertaining to reverse repurchase agreement financing as of and for the years ended December 31, 1999 and 1998 is summarized as follows (dollars in thousands):


                             REVERSE REPO FINANCING
                          YEAR ENDED DECEMBER 31, 1999

                                                                                         OTHER
                                                   MORTGAGE         RETAINED CMO       MORTGAGE
REVERSE REPURCHASE AGREEMENTS                        LOANS           SECURITIES       SECURITIES
-----------------------------                        -----           ----------       ----------
Balance of borrowing at end of period                    --          $  3,366          $ 52,356
Average borrowing balance during the
    period                                         $ 93,998          $  2,244          $ 53,638
Average interest rate during the period               6.364%            7.164%            5.510%
Maximum month-end borrowing balance                $283,837          $  3,393          $ 61,559
    during the period

 COLLATERAL UNDERLYING THE AGREEMENTS
 ------------------------------------
 Balance at end of period - carrying value               --          $  7,201          $ 60,465

                          YEAR ENDED DECEMBER 31, 1998

                                                                                         OTHER
                                                   MORTGAGE         RETAINED CMO       MORTGAGE
REVERSE REPURCHASE AGREEMENTS                        LOANS           SECURITIES       SECURITIES
-----------------------------                        -----           ----------       ----------
Balance of borrowing at end of period              $306,239          $  1,911          $ 61,940
Average borrowing balance during the               $367,656          $    760          $224,050
    period
Average interest rate during the period               6.511%            6.853%            5.695%
Maximum month - end borrowing balance              $659,319          $  2,331          $249,450
    during the period

 COLLATERAL UNDERLYING THE AGREEMENTS
 ------------------------------------
 Balance at end of period - carrying value         $320,759          $  2,542          $ 64,938



Additional information pertaining to individual reverse repurchase agreement lenders at December 31, 1999 is summarized as follows (dollars in thousands):

                                                                                                                Weighted
                                                      Reverse                                                   Average
                                                      Repurchase       Accrued     Total        Underlying      Maturity
Lender                     Type of Collateral         Financing        Interest    Financing    Collateral      Date
------                     ------------------         ---------        --------    ---------    ----------      ----
Lender A (committed)       Retained CMO Securities       $ 3,366       $    21       $ 3,387       $ 7,201      March 31, 2000 (a)

Lender B (committed)       Mortgage Securities             5,000             3         5,003         9,793      March 31, 2000 (b)

Lender C                   Mortgage Securities            37,481           360        37,841        37,337      January 25, 2000 (c)

Lender D                   Mortgage Securities             8,975            92         9,067         9,352      January 23, 2000 (c)

Lender E                   Mortgage Securities               463            --           463           705      January 26, 2000 (c)

Lender F                   Mortgage Securities               437            --           437           713      January 28, 2000 (c)
                                                         -------       -------       -------       -------
Total                                                    $55,722       $   476       $56,198       $65,101
                                                         =======       =======       =======       =======


(a) The Company expects that the lender will renew this facility for an additional year.

(b) The maturity date of this facility was extended to April 30, 1999 and the Company expects that the lender will renew this facility for an additional year.

(c) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.

10. CMO BORROWING

The Company issued its first CMO (also referred to as mortgage-backed bonds borrowing) secured by fixed rate mortgage loans in April 1998, and issued subsequent CMO borrowings secured by fixed rate and adjustable rate mortgage loans in March 1999 and August 1999. For GAAP purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMOs as of and for the year ended December 31, 1999 is summarized as follows (dollars in thousands):

                                                   1999-B                 1999-A                 1998-A
                                               SECURITIZATION         SECURITIZATION         SECURITIZATION              TOTAL
                                               --------------         --------------         --------------              -----
Balance of borrowing at end of period             $ 94,718               $105,993               $ 54,252               $254,963
Average borrowing balance during the period       $ 98,658               $108,977               $ 57,634               $265,270
Average interest rate during the period              6.250%                 7.063%                 6.670%                 6.675%
Interest rate at end of period                       6.380%                 7.131%                 6.947%                 6.813%
Maximum month-end borrowing balance
   during the period                              $ 99,973               $110,513               $ 59,088               $269,575


CMO collateral
--------------
Balance at end of period - carrying balance       $ 98,507               $113,662               $ 57,664               $269,833

Information pertaining to the CMOs as of and for the year ended December 31, 1998 is summarized as follows (dollars in thousands):

                                                                      1998-A
                                                                  SECURITIZATION
                                                                  --------------
Balance of borrowing at end of period                                $77,305
Average borrowing balance during the                                 $63,764
  period
Average interest rate during the period                                6.914%
Interest Rate at end of period                                         6.940%
Maximum month - end borrowing balance                                $98,391
  during the period

CMO collateral
--------------
Balance at end of period - carrying value                            $81,666


Aggregate annual repayments of mortgage backed bonds based upon contractual amortization of the underlying mortgage loan collateral at December 31, 1999 were as follows (dollars in thousands):

                                  YEAR                AMOUNT
                                  ----                ------
                                  2000               $ 14,719
                                  2001                 10,751
                                  2002                 11,332
                                  2003                 11,400
                                  2004                 11,384
                         Thereafter                   195,377
                                                     --------

                                 Total               $254,963
                                                     ========

11. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. The repurchases were made from time to time in open market transactions. During the year ended December 31, 1998, the Company repurchased a total of 146,900 shares of its common stock at an average price of $9.16 per share for a total cost of $1,345,000. During the year ended December 31, 1999, the Company repurchased a total of 495,000 shares at an average price of $4.51 per share for a total cost of $2,236,000. Through December 31, 1999 the Company had repurchased a total of 641,900 shares at an average price of $5.58 per share for a total of $3,580,000. In October, 1999, the Board of Directors of the Company authorized a second share repurchase program pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions. Through December 31, 1999, the Company had not repurchased any shares pursuant to the second program.

12. EMPLOYEE BENEFIT PLANS

401(K) PLAN

The Company participates in the HCP non-contributory retirement plan ("401(k) Plan"). The 401(k) plan is available to all full-time company employees with at least six months of service. The 401(k) Plan is designed to be tax deferred in accordance with provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute 15.0% of his or her salary subject to the maximum allowable each fiscal year ($10,000 in 1999 and $10,000 in 1998). Under the 401(k) Plan, an employee may elect to enroll on January 1, or July 1, provided that the employee has met the six month employment service requirement.

COMPANY STOCK OPTION PLANS

The Company has adopted two stock option plans: (1) the 1997 Executive and Non-Employee Director 1997 Stock Option Plan (the "1997 Stock Option Plan"); and
(2) the 1999 Equity Incentive Plan (the "1999 Equity Incentive Plan", together with the 1997 Stock Option Plan, "the Stock Option Plans"). The purpose of the Stock Option Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to afford additional incentive to others to increase their efforts in providing significant services to the Company.

1997 Stock Option Plan

The 1997 Stock Option Plan provides for the grant of qualified incentive stock options ("ISOs") which meet the requirements of Section 422 of the Internal Revenue Code, stock options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards ("Awards"), and dividend equivalent rights ("DERs"). The 1997 Stock Option Plan authorizes the grant of options to purchase, and Awards of, an aggregate of up to 325,333 shares of the Company's Common Stock. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for issuance under the Stock Option Plan.

Unless previously terminated by the Board of Directors, the 1997 Stock Option Plan will terminate ten years from the date of approval (or five years in the case of ISOs granted to an employee who owns in excess of 10% of the combined voting power of the Company's outstanding equity stock) and no options or Awards may be granted under the 1997 Stock Option Plan thereafter, but existing options or Awards remain in effect until the options are exercised or the options or the Awards are terminated by their terms. The aggregate fair market value (determined as of the time of grant) of the shares with respect to which ISOs are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

All stock options granted by the Compensation Committee pursuant to the Stock Option Plan are contingent and may vest, subject to other vesting requirements imposed by the Compensation Committee, in full or in part on any September 30 beginning with September 30, 1998 and ending with September 30, 2002 (each, an "Earn-Out Measuring Date"). No vesting occurred on the first Earn-Out Measuring Date (September 30, 1998) and the second Earn-Out Measuring Date (September 30,
1999) because the Company did not meet or exceed the vesting requirements. Vesting occurs when the return on a unit (a unit is composed of one common stock certificate and one warrant certificate) is at least equal to the initial public offering price of the unit. In addition, subject to any other vesting restrictions, one-third of any outstanding stock options will vest as of any Earn-Out Measuring Date through which the return on a unit is at least equal to a 20% annualized return on the initial public offering price of the unit.

The return on a unit is determined by adding (i) the appreciation in the value of the unit since the closing of the initial public offering and (ii) the amount of distributions made by the Company on the share of Common Stock included in the unit since the closing of the initial public offering. The appreciation in the value of a unit as of any Earn-Out Measuring Date is the average difference, during the 30 day period that ends on the Earn-Out Measuring Date, between the market price of the shares of Common Stock included in the unit and the initial public offering price of the unit multiplied by two to take into account the value of the warrant included in the unit. In determining whether such stock options have vested, appropriate adjustments will be made for stock splits, recapitalizations, stock dividends and transactions having similar effects.

1999 Stock Option Plan

The Company adopted the 1999 Equity Incentive Plan (the "1999 Stock Option Plan"), which provides for the grant of stock options which are not intended to be "qualified incentive stock options" pursuant to Section 422 of the Internal Revenue Code. The 1999 Stock Option Plan authorizes the grant of options of up to 550,710 shares of the Company's Common Stock. If an option granted under the 1999 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1999 Equity Incentive Plan. The maximum number of Common Stock that any eligible participant may receive under the 1999 Stock Option Plan for any year may not exceed 50,000.

Unless terminated earlier by the Board of Directors, the 1999 Stock Option Plan will terminate ten years from its approval date. When the 1999 Stock Option Plan ends, no options or Awards may be granted under the 1999 Stock Option Plan, but existing options or Awards remain in effect until they are exercised or terminated. Each option must terminate no more than ten years from the date it is granted. Options may be granted on terms providing for exercise either in whole or in part at any time or times during their restrictive terms, or only in specified percentages at stated time periods or intervals during the term of the option. One third of the option vests one year after the grant of the option, another third of the option vests two years after the grant, and after three years the option may be exercised in full.

A summary of the status of the Company's 1997 and 1999 Stock Option Plans as of December 31, 1999 and changes during the periods from September 19, 1997 to December 31, 1997 and for the years ended December 31, 1998 and 1999 is presented below:

                                               1997 Plan          1999 Plan
                                                  # of               # of                          Weighted
                                              Options for        Options for                       Average
Stock Option Activity - 1997                     Shares             Shares     Exercise Price   Exercise Price
----------------------------                     ------             ------     --------------   --------------
Granted - September 19, 1997                    162,664                           $  15.00
Granted - September 28, 1997                    160,660                              15.75
Cancelled                                        (3,000)                             15.75
                                                -------

Outstanding at Dec. 31, 1997                    320,324                                            $  15.37
                                                =======                                            ========

Stock Option Activity - 1998
----------------------------
Granted - January 14, 1998                        2,000                           $  15.94
Granted - March 9, 1998                           2,000                              18.13
Cancelled                                        (1,750)                             15.75
                                                -------

Outstanding at Dec. 31, 1998                    322,574
                                                -------

Stock Option Activity - 1999
----------------------------
Granted - August 29, 1999                                         282,750         $  4.625
Cancelled                                       (27,250)                             15.75
Cancelled                                                         (12,500)           4.625
                                                -------          --------         --------         --------

Outstanding at Dec. 31, 1999                    295,324                                            $  15.35
                                                =======                                            ========
                                                                  270,250                          $  4.625
                                                                 ========                          ========

No shares were exercisable at December 31, 1999, 1998 and 1997.

The per share weighted average fair value of stock options granted during the period ended December 31, 1999 and 1998 was $0.49 and $0.95, respectively at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         1999              1998
                                                         ----              ----
Expected life (years)                                      10                 9
Risk-free interest rate                                  6.27%             5.10%
Volatility                                               61.4%             60.0%
Expected dividend yield                                  12.3%             10.0%

The Company applies APB opinion No. 25 in accounting for its 1997 and 1999 Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 1999, 1998 and 1997. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statements of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

                                                                                        PERIOD FROM JUNE 10
                                              YEAR ENDED               YEAR ENDED         (INCEPTION) TO
                                          DECEMBER 31, 1999        DECEMBER 31, 1998     DECEMBER 31, 1997
                                          -----------------        -----------------     -----------------
Net earnings (loss):
   As reported                                ($12,627)                ($4,934)                $ 499
   Pro forma                                  ($12,766)                ($4,938)                $ 417

Earnings (loss) per share - basic:
   As reported                                ($  2.12)                ($ 0.77)                $0.15
   Pro forma                                  ($  2.15)                ($ 0.77)                $0.13

Earnings (loss) per share - diluted:
   As reported                                ($  2.12)                ($ 0.77)                $0.14
   Pro forma                                  ($  2.14)                ($ 0.77)                $0.11



Bonus Incentive Compensation Plan

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. No such accrual was recorded in 1999 and 1998.


13.  AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services.

The 1999 consolidated statement of operations of the Company includes management and administrative expenses of $809,000, due diligence expenses of $119,000 and commission expenses of $5,000 relating to billings from HCP. The 1998 consolidated statement of operations of the Company includes management and administrative expenses of $733,000, due diligence expenses of $687,000 and commission expenses of $286,000 relating to billings from HCP. The 1999 and 1998 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During 1999 and 1998 the Company recorded $175,000 and $129,000 of interest income generated from loans to the Principals and $168,000 and $126,000 of interest income from loans to HCP. The term of the Management Agreement continues until December 31, 2000 with subsequent renewal.

14. EARNINGS PER SHARE

Calculations for earnings (loss) per share are shown below (dollars in thousands, except per share data):

                                                                                       PERIOD FROM
                                              YEAR ENDED           YEAR ENDED       JUNE 10 (INCEPTION)
                                             DECEMBER 31,         DECEMBER 31,        TO DECEMBER 31,
                                                 1999                 1998                 1997
                                             -----------          -----------          -----------
EARNINGS (LOSS) PER SHARE BASIC:
     Net income (loss) [numerator]           $   (12,627)         $    (4,934)         $       499
                                             ===========          ===========          ===========

     Average common shares
          outstanding [denominator]            5,942,403            6,418,305            3,296,742
                                             ===========          ===========          ===========

     Per share                               $     (2.12)         $     (0.77)         $      0.15
                                             ===========          ===========          ===========

EARNINGS (LOSS) PER SHARE DILUTED:
     Net income (loss) [numerator]           $   (12,627)         $    (4,934)         $       499
                                             ===========          ===========          ===========

     Average common shares
          outstanding                          5,942,403            6,418,305            3,296,742
                                             ===========          ===========          ===========

     Add: Incremental shares from
               assumed conversion of
               warrants                           27,016                  -0-              374,943
                                             -----------          -----------          -----------
Dilutive potential common shares                  27,016                  -0-              374,943
                                             -----------          -----------          -----------

Adjusted weighted average shares
     outstanding [denominator]                 5,969,419            6,418,305            3,671,685
                                             ===========          ===========          ===========
     Per share                               $     (2.12)         $     (0.77)         $      0.14
                                             ===========          ===========          ===========


15. STOCK WARRANTS AND STOCK OPTIONS

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

16. GAIN ON SALE OF SERVICING RIGHTS

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

17. CERTAIN CHARGES AND EXPENSES IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999

For the three-month period ended September 30, 1999 the Company recorded certain charges and expenses totaling $14,061,000. These charges and expenses are summarized as detailed below (dollars in thousands):

              Realized (loss) on mark to
                  market of mortgage securities                 $ 1,312         (a)
              Impairment charge on mortgage securities            2,225         (b)
              Realized (loss) on mark to
                  market of mortgage loans                        2,997         (c)
              Provision for (loss) on disposition of
                  unconsolidated subsidiary (HCP-2)               4,793         (d)
              Additional operating expenses relating
                  to the provision for (loss) on sale of
                  unconsolidated subsidiary (HCP-2)                 153         (d)
              Loss from unconsolidated subsidiary
                  (HCP-2)                                           403         (d)
              Catch-up premium, (discount), deferred
                  financing adjustments on certain
                  CMOs and mortgage securities                    1,821         (e)
              Mortgage loan net interest
                  income adjustment                                 357         (f)
                                                                -------
                                                                $14,061
                                                                =======

(a) The realized (loss) on mark to market of mortgage securities resulted from the September 30, 1999 mark to market adjustment recorded on six 1998-B notes transferred from the available for sale category to the held to maturity and the trading categories.

(b) The impairment charge on mortgage securities resulted from the mark down of six 1998-B interest only notes to market value.

(c) The realized (loss) from mark to market resulted from a mark to market adjustment of $2,997,000 at the time of transfer of mortgage loans from the held for sale category to the collateral for CMOs category (in connection with the 1999-B securitization transaction).

(d) The financing structure for the 1998-B securitization resulted in the organization of HCP-2 in October 1998. HCP-2 was capitalized with a non-cash contribution from Hanover in the form of mortgage pools net of related reverse repurchase agreement financing in exchange for 100% of the non-voting preferred stock of HCP-2 (99% economic interest in HCP-2) and cash contributions from the Principals (which were loaned to the Principals from Hanover) in exchange for all of the common stock of HCP-2 (1% economic interest in HCP-2). The financing structure required certain costs of the securitization (net premium, hedging and deferred financing costs) to be capitalized in the subsidiary, HCP-2. Substantially all of Hanover's investment in HCP-2 consists of these capitalized costs. The capitalized costs are amortized on HCP-2's books over the anticipated life of the respective mortgage loans and passed through to Hanover each period as Hanover's equity ownership (99%) in HCP-2. HCP-2 will continue to generate losses as these capitalized costs are amortized.

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
                                                            ==========

     The Company reserved for the expected forgiveness of $62,000 of loans that Hanover advanced to the Principals in October 1998 that the Principals used to invest in HCP-2. These loans were forgiven on January 28, 2000. In addition, the Company reserved for additional compensation ($41,000) to the Principals equal to the anticipated income tax consequences attributable to the forgiveness of the notes. The total compensation costs related to the provision for forgiveness of Principals' notes ($103,000) and an estimate of costs relating to the disposition of HCP-2 (legal and other) of $50,000 are reflected as additional operating expenses in the consolidated statement of operations for 1999.

     Also reflected in the above is the $403,000 loss for the three month period ended September 30, 1999 from an unconsolidated subsidiary (HCP-2). Because the Company has no basis in its investment in HCP-2 at September 30, 1999 the Company does not expect to record any future losses from HCP-2.

(e) At September 30, 1999 management reviewed the actual prepayment speeds as compared to the projected prepayment speeds on all of its investment portfolios. The review resulted in a cumulative adjustment of premiums, (discount), deferred costs and deferred financing amortization of $1,821,000 on certain of the Company's investment portfolio. The following cumulative income adjustments were recorded in the three month period ended September 30, 1999:

                  Mortgage securities - 1998-B               $1,606,000
                  Collateral for CMO - 1998-A                   138,000
                  Collateral for CMO - 1999-A                    58,000
                  Mortgage securities - swapped
                       FNMA certificates                         19,000
                                                             ----------
                                                             $1,821,000
                                                             ==========

(f) An adjustment to mortgage loan net interest income of $357,000 was reflected in the three month period ended September 30, 1999 in connection with the 1999-B securitization. This adjustment reduced the Company's outstanding accrued interest receivable on loans included in the securitization to the amount specified in the securitization documentation.

18. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
          (in thousands except share data):

                                                                                                       PERIOD FROM JUNE 10
                                                      YEAR ENDED                YEAR ENDED               (INCEPTION) TO
                                                  DECEMBER 31, 1999         DECEMBER 31, 1998           DECEMBER 31, 1997
                                                  -----------------         -----------------           -----------------
Cash paid during the period for
     Interest                                          $22,058                   $39,876                       $844
                                                       =======                   =======                       ====

Supplemental Schedule of Noncash Activities

Dividends of $583,000 and $695,000 were declared in December 1999 and December
    1998 but not paid until February 2000 and January 1999, respectively.

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

19. COMMITMENTS AND CONTINGENCIES

Hanover entered into employment agreements with the Principals in 1997. Such agreements are for five year terms which expire in 2002, and provide for initial aggregate annual base salaries of $975,000 (subject to cost of living increases). A portion of the aggregate base salaries was allocated to one of Hanover's taxable subsidiaries, HCP, based on management's actual and estimated time involved with the subsidiary's activities.

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

Hanover has guaranteed a one year reverse repurchase financing agreement for HCP. The amount of reverse repurchase financing outstanding at December 31, 1999 was $10,842,000.

Hanover has guaranteed the obligations of HCP with respect to an amendment to an office lease entered into by HCP. The office lease (effective November 1999) is for a period of 10 years and 3 months and obligates HCP for $2,162,300 of base rental expense plus escalation, electric and other billings over the lease term.

Pursuant to a short-term (3 month) reverse repurchase financing agreement entered into in November 1998, Hanover agreed to issue and deliver to the lender warrants to purchase 299,999 shares of Hanover's common stock. The warrants are exercisable at $4.00 per share. In addition, Hanover agreed to (1) retain and compensate the lender as an underwriter on certain future mortgage loan securitization deals, (2) have HCMC offer the lender the right to purchase any originated commercial loans through November 2000 on the same terms and conditions as it would offer such to a third party and (3) offer the lender the opportunity to act as master servicer on any mortgage loan securitization effected by the Company through November 2000 on the same terms and conditions as it would offer such to a third party. The lender in turn will offer HCP the opportunity to undertake due diligence services for portfolio transactions or for securitization transactions in which the lender is not undertaking or is otherwise contracting with third parties for such due diligence services on the same terms and conditions as it would offer such to a third party through November 2000.

In March 1999, Hanover entered into a one-year reverse repurchase financing agreement. Pursuant to the terms of the agreement, Hanover agreed to pay at least $500,000 in underwriting fees to the lender during the term of the agreement. As of December 31, 1999, Hanover had not paid any such fees to the lender. The Company expects that this commitment will be applied towards a securitization transaction that is scheduled for April 2000.

In October 1998, the Company sold 15 adjustable rate FNMA certificates and 19 fixed rate FNMA certificates that the Company received in a swap for certain adjustable rate and fixed rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities.

At December 31, 1999 the Company had forward commitments to sell $6 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the expected sale of approximately $6 million of AA and A rated subordinate mortgage-backed securities held in a trading account.

20. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                               DECEMBER 31, 1999                         DECEMBER 31, 1998
                                                       ---------------------------------       ------------------------------------
                                                       Carrying     Notional      Fair         Carrying       Notional       Fair
                                                        Amount       Amount       Value         Amount         Amount        Value
                                                        ------       ------       -----         ------         ------        -----
Assets:
   Mortgage loans                                      $270,084                 $263,624       $407,994                    $407,694
   Mortgage securities, available for  sale              48,529                   48,529         74,000                      74,000
   Mortgage Securities, held to maturity                  8,238                    7,379          4,478                       4,473
   Mortgage Securities, trading                           5,919                    5,919             --                          --
   Interest Rate Caps                                     1,072     $166,266       1,139            394       $ 69,939          200
   Cash and cash equivalents                             18,022                   18,022         11,837                      11,837
   Accrued interest receivable                            3,015                    3,015          3,940                       3,940
   Notes receivable                                       7,946                    7,946          3,893                       3,893
                                                       --------     --------    --------       --------       --------     --------
            Total                                      $362,825     $166,266    $355,574       $506,536       $ 69,939     $506,037
                                                       ========     ========    ========       ========       ========     ========
Liabilities:
   Reverse repurchase agreements                       $ 55,722                 $ 55,722       $370,090                    $370,090
   CMO borrowing                                        254,963                  250,906         77,305                      77,831
   Accrued interest payable                               2,433                    2,433          1,394                       1,394
   Other liabilities                                      2,513                    2,513          1,601                       1,601
                                                       --------                 --------       --------                    --------
            Total                                      $315,631                 $311,574       $450,390                    $450,916
                                                       ========                 ========       ========                    ========

Off-Balance Sheet:
     Forward commitments to sell mortgage securities   $     68     $  6,000    $     68       $     --       $ 51,457     $ 51,409
                                                       ========     ========    ========       ========       ========     ========

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Mortgage loans - The fair values of these financial instruments are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Mortgage securities - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Cash and cash equivalents, accrued interest receivable, notes receivable, reverse repurchase agreements, accrued interest payable, other liabilities - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

CMO Borrowing - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investor estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

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

21.  SUBSEQUENT EVENTS

On February 1, 2000 a $0.10 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of December 31, 1999.

On January 28, 2000 the Company forgave $62,000 of loans to Principals.

On January 27, February 18 and February 25, 2000, the Company's affiliate, HCP, purchased $819,000, $1,000,000 and $3,851,000 (principal balance) of subordinate mortgage backed securities at purchase prices of $458,000, $538,000 and $2,112,000. HCP funded these purchases with a loan of $1,297,000 from the Company and with loans of $1,838,000 from the dealers who sold such securities. Hanover guaranteed the dealer loans.

22.  QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data are as follows (dollars in thousands, except per share data):

                                            Three Months    Three Months    Three Months    Three Months
                                                Ended           Ended           Ended          Ended
                                            December 31,    September 30,     June 30,       March 31,
                                                1999            1999            1999            1999
                                             ---------       ---------       ---------       ---------
Net interest income                          $   1,509       $    (884)      $   1,733       $   2,051
                                             =========       =========       =========       =========
Net income (loss)                            $     573       $ (13,994)      $      58       $     736
                                             =========       =========       =========       =========
Basic earnings (loss) per share (2)          $    0.10       $   (2.40)      $    0.01       $    0.12
                                             =========       =========       =========       =========
Diluted earnings (loss) per share (2)        $    0.10       $   (2.38)      $    0.01       $    0.11
                                             =========       =========       =========       =========
Dividends declared                           $    0.10       $    0.10       $    0.10       $    0.10
                                             =========       =========       =========       =========

                                            Three Months    Three Months    Three Months    Three Months
                                                Ended           Ended           Ended          Ended
                                            December 31,    September 30,     June 30,       March 31,
                                                1998            1998            1998            1998
                                             ---------       ---------       ---------       ---------
Net interest income                          $   1,998       $   1,692       $     774       $   2,159
                                             =========       =========       =========       =========
Net income (loss)                            $  (5,884)      $     346       $    (644)      $   1,248
                                             =========       =========       =========       =========
Basic earnings (loss) per share (2)          $   (0.93)      $    0.05       $   (0.10)      $    0.19
                                             =========       =========       =========       =========
Diluted earnings (loss) per  share (2)       $   (0.93)      $    0.05       $   (0.10)      $    0.17
                                             =========       =========       =========       =========
Dividends declared                           $    0.11       $    0.17       $    0.21       $    0.21
                                             =========       =========       =========       =========

                                            Three Months    Three Months    June 10, 1997
                                                Ended           Ended          Through
                                            December 31,    September 30,     June 30,
                                                1997          1997 (1)        1997 (1)
                                             ---------       ---------       ---------
Net interest income                          $   1,548       $     128       $       0
                                             =========       =========       =========
Net income                                   $     440       $      59       $       0
                                             =========       =========       =========
Basic earnings per share (2)                 $    0.07       $    0.07       $    0.00
                                             =========       =========       =========
Diluted earnings per share (2)               $    0.07       $    0.07       $    0.00

                                             =========       =========       =========
Dividends declared                           $    0.16       $    0.00       $    0.00
                                             =========       =========       =========


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


                                     ******

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Partners Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 17, 2000

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,        DECEMBER 31,
ASSETS                                                    1999                1998
                                                      ------------        -----------
CURRENT ASSETS:
  Cash                                                $    514,804        $   635,484
  Investment in marketable securities                       19,055             17,992
  Accounts receivable                                      668,993            517,245
  Receivables from related parties                         186,969            213,779
  Accrued interest receivable                              181,471                 --
  Accrued revenue on contracts in progress                 761,923            247,100
  Prepaid expenses and other current assets                170,201            192,580
                                                      ------------        -----------
           Total current assets                          2,503,416          1,824,180
PROPERTY AND EQUIPMENT - Net                                56,601            141,459
NET INVESTMENT IN MORTGAGE SECURITIES
    AVAILABLE FOR SALE                                  14,180,184                 --
DEFERRED TAX ASSET                                         856,143            801,351
OTHER ASSETS                                               175,633            128,572
INCOME TAX RECEIVABLE                                           --            219,563
                                                      ------------        -----------
TOTAL ASSETS                                          $ 17,771,977        $ 3,115,125
                                                      ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Reverse repurchase agreement                        $ 10,842,000        $        --
  Accrued appraisal and subcontractor costs                 13,582             20,730
  Accounts payable and accrued expenses                    508,975            466,697
  Deferred revenue                                              --             89,625
  Notes payable to related parties                       4,896,046            712,824
                                                      ------------        -----------
             Total current liabilities                  16,260,603          1,289,876
                                                      ------------        -----------
TOTAL LIABILITIES                                       16,260,603          1,289,876
                                                      ------------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000
    shares authorized, 97,000 shares outstanding
    at December 31, 1999 and 1998                              970                970
  Common stock:
    Class A: $.01 par value, 5,000
    authorized at 3,000 shares
      outstanding at December 31, 1999 and 1998                 30                 30
  Additional paid-in capital                             2,839,947          2,839,947
  Retained earnings (deficit)                           (1,471,884)        (1,015,698)
  Accumulated other comprehensive income                   142,311                 --
                                                      ------------        -----------

TOTAL STOCKHOLDERS' EQUITY:                              1,511,374          1,825,249
                                                      ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 17,771,977        $ 3,115,125
                                                      ============        ===========

                 See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED         YEAR ENDED         YEAR ENDED
                                               DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                   1999               1998               1997
                                               -----------        -----------        -----------
REVENUES:
  Due diligence fees                           $ 5,530,307        $ 5,001,047        $ 4,058,609
  Mortgage sales and servicing                     229,557            701,574            826,486
  Loan brokering/asset management fees             789,003            654,748          3,027,319
  Interest income on mortgage                      384,642                 --                 --
    backed securities, net of interest
    expense of $547,636 in 1999
  Other income (loss)                              125,809            (12,609)            58,151
                                               -----------        -----------        -----------
          Total revenues                         7,059,318          6,344,760          7,970,565
                                               -----------        -----------        -----------

EXPENSES:
  Personnel expense                              3,954,622          4,364,725          5,373,331
  Subcontractor expense                          1,950,946          1,537,294          1,386,979
  Occupancy expense                                477,937            578,512            495,285
  Travel and subsistence                           390,318            555,382            302,936
  General and administrative expense               378,407            532,006            419,543
  Appraisal, inspection and other                  155,609            223,262            618,059
    professional fees
  Interest expense                                 252,144            155,128            117,894
  Depreciation and amortization                    107,583            107,971            117,675
  Reversal of reserve for IRS assessment                --                 --            (23,160)
                                               -----------        -----------        -----------
          Total expenses                         7,667,566          8,054,280          8,808,542
                                               -----------        -----------        -----------

(LOSS) BEFORE INCOME TAX (BENEFIT)                (608,248)        (1,709,520)          (837,977)

INCOME TAX (BENEFIT)                              (152,062)          (661,524)          (325,959)
                                               -----------        -----------        -----------

NET (LOSS)                                     $  (456,186)       $(1,047,996)       $  (512,018)
                                               ===========        ===========        ===========

BASIC (LOSS) PER SHARE                         $   (152.07)       $   (349.33)       $   (525.79)
                                               ===========        ===========        ===========

                 See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                     Common Stock          Common Stock
                                              Preferred Stock         New Class A          Old Class A       Additional
                                              ---------------       ---------------      ----------------     Paid-In
                                              Shares    Amount      Shares   Amount      Shares    Amount     Capital
                                              ------    ------      ------   ------      ------    ------     -------
BALANCE, DECEMBER 31, 1996                                                              166.424     $ 2      $   57,440

Agreement and plan of recapitalization:
   Exchange of old Class A Shares for new
   Class A Shares and Series A Preferred
   Stock                                       97,000   $ 970       3,000     $ 30     (166.424)     (2)           (998)
Comprehensive (loss):
   Net (loss)

   Comprehensive (loss)

Dividends (noncash)
                                               ------   -----       -----     ----      -------   -------    ----------
BALANCE, DECEMBER 31, 1997                     97,000   $ 970       3,000     $ 30          --        --         56,442

Capital Contributions                                                                                         2,783,505
Comprehensive (loss):
   Net (loss)

   Comprehensive (loss)
                                               ------   -----       -----     ----      -------   -------    ----------
BALANCE, DECEMBER 31, 1998                     97,000   $ 970       3,000     $ 30          --        --      2,839,947

Comprehensive (loss):
   Net (loss)
   Other comprehensive income:
      Change in net unrealized gain on
      securities available for sale,
      net of income tax effect

   Comprehensive (loss)
                                               ------   -----       -----     ----      -------   -------    ----------
BALANCE, DECEMBER 31, 1999                     97,000   $ 970       3,000     $ 30          --        --     $2,839,947
                                               ======   =====       =====     ====      =======   =======    ==========

                                                                                 Accumulated
                                                                  Retained          Other
                                               Comprehensive      Earnings      Comprehensive
                                                  (Loss)          (Deficit)          Gain          Total
                                                  ------          ---------          ----          -----
BALANCE, DECEMBER 31, 1996                                       $ 617,448                      $ 674,890

Agreement and plan of recapitalization:
   Exchange of old Class A Shares for new
   Class A Shares and Series A Preferred
   Stock
Comprehensive (loss):
   Net (loss)                                   $ (512,018)       (512,018)                      (512,018)
                                                ----------
   Comprehensive (loss)                           (512,018)
                                                ==========
Dividends (noncash)                                                (73,132)                       (73,132)
                                                                ----------     ----------      ----------
BALANCE, DECEMBER 31, 1997                                          32,298            --           89,740

Capital Contributions                                                                           2,783,505
Comprehensive (loss):
   Net (loss)                                   (1,047,996)     (1,047,996)                    (1,047,996)
                                                ----------
   Comprehensive (loss)                         (1,047,996)
                                                ==========      ----------     ----------      ----------
BALANCE, DECEMBER 31, 1998                                      (1,015,698)           --        1,825,249

Comprehensive (loss):
   Net (loss)                                     (456,186)       (456,186)                      (456,186)
   Other comprehensive income:
      Change in net unrealized gain on
      securities available for sale,
      net of income tax effect                     142,311                        142,311         142,311
                                                ----------
   Comprehensive (loss)                         $ (313,875)
                                                ==========     -----------     ----------      ----------
BALANCE, DECEMBER 31, 1999                                     $(1,471,884)    $  142,311      $1,511,374
                                                               ===========     ==========      ==========

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR                YEAR               YEAR
                                                                                     ENDED               ENDED              ENDED
                                                                                 DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                                     1999                1998               1997
                                                                                 ------------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                     $   (456,186)       $(1,047,996)       $  (512,018)
  Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
    Amortization of net premium                                                      (204,010)                --                 --
    Loan loss provision                                                               289,297                 --                 --
    Depreciation and amortization                                                     107,583            107,971            117,675
    Gain on sale of mortgage servicing rights                                              --           (371,977)           (16,916)
    Reversal of reserve for IRS assessment                                                 --                 --            (23,160)
    IRS payroll tax settlement                                                             --                 --            (99,240)
    Loss on disposal of property and equipment                                         14,588                 --             35,696
    Loss on disposal of securities                                                         --            100,750                 --
    Purchase of trading securities                                                     (1,063)              (598)              (951)
    Changes in assets - (increase) decrease:
      Accounts receivable                                                            (151,748)          (383,416)         3,550,036
      Receivables from related parties                                                 26,810            597,371           (315,097)
      Accrued interest receivable                                                    (181,471)                --                 --
      Accrued revenue on contracts in progress                                       (514,823)          (211,687)           514,368
      Income tax receivable                                                           219,563             73,322           (292,885)
      Prepaid expenses and other current assets                                        22,379            (74,028)            24,474
      Deferred tax asset                                                                   --           (781,270)           (20,081)
      Other assets                                                                    (47,062)            37,348            (12,254)
    Changes in liabilities - increase (decrease):
      Accrued appraisal and subcontractor costs                                        (7,148)          (111,248)        (2,675,194)
      Accounts payable and accrued expenses                                            42,278            132,106           (343,799)
      Income taxes payable                                                                 --                 --            (89,477)
      Deferred income taxes                                                          (152,062)                --            (12,993)
      Deferred revenue                                                                (89,625)           (15,325)           (89,384)
      Minority interest                                                                    --               (616)               366
                                                                                 ------------        -----------        -----------
           Net cash (used in) operating activities                                 (1,082,700)        (1,949,293)          (260,834)
                                                                                 ------------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (38,598)           (33,841)           (43,060)
  Sale of property and equipment                                                        1,285                 --                 --
  Proceeds from sale of mortgage servicing rights                                          --            418,974             34,446
  Purchase of securities                                                                   --           (100,000)                --
  Capitalization of mortgage servicing rights                                              --                 --            (43,783)
  Purchase of private placement mortgage securities                               (14,110,858)                --                 --
  Principal payments received on mortgage securities                                   84,969                 --                 --
                                                                                 ------------        -----------        -----------
           Net cash (used in) provided by investing activities                    (14,063,202)           285,133            (52,397)
                                                                                 ------------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) note payable to bank                                    --         (1,405,000)           360,000
  Net proceeds from note payable to related party                                   4,183,222            712,824                 --
  Capital contributions                                                                    --          2,783,505                 --
  Net borrowings from reverse repurchase agreements                                10,842,000                 --                 --
                                                                                 ------------        -----------        -----------
      Net cash provided by financing activities                                    15,025,222          2,091,329            360,000
                                                                                 ------------        -----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (120,680)           427,169             46,769

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          635,484            208,315            161,546
                                                                                 ------------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    514,804        $   635,484        $   208,315
                                                                                 ============        ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Loans of $7,165,000, $13,930,000, and $25,649,378 were originated by HCMC and funded by investors in 1999, 1998 and 1997, respectively
  Noncash dividends of $73,132, were distributed to the Company's stockholders on September 19, 1997

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                                                 $      5,350        $     5,671        $   129,359
                                                                                 ============        ===========        ===========
    Interest                                                                     $    323,851        $   689,779        $   116,993
                                                                                 ============        ===========        ===========

                See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1. BUSINESS DESCRIPTION

Hanover Capital Partners Ltd. ("HCP") and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence services, asset management services, and mortgage and investment banking services for third parties and for its affiliate, Hanover Capital Mortgage Holdings, Inc. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is a servicer of multifamily mortgage loans and until June 30, 1999 was an originator of multifamily mortgage loans. HCMC is approved by the U.S. Department of Housing and Urban Development (HUD) as a Title II Nonsupervised Mortgagee under the National Housing Act. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission.

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

INVESTMENTS IN LIMITED LIABILITY COMPANIES

Minority ownership interests in limited liability companies are accounted for by the equity method of accounting. HCP's investments in limited liability companies are classified as other assets in the accompanying consolidated balance sheets. The ownership of each limited liability company at December 31, 1999 and 1998 is detailed below:

                                                           1999            1998
                                                           ----            ----
Alpine/Hanover, LLC                                         1.0%            1.0%
ABH-I, LLC                                                  1.0%            1.0%

REVENUE RECOGNITION

Revenues from due diligence contracts in progress are recognized for the services provided as they are earned and billed.

LOAN ORIGINATION FEES AND COSTS

Loan origination fees and costs are deferred until the sale of the loan. The Company sells all originated loans to investors at the time of origination, and accordingly, recognizes loan origination fees at that time. Direct loan origination costs and loan origination fees are offset and included in mortgage sales and servicing.

LOAN SERVICING FEES

Loan servicing fees consist of fees paid by investors for the collection of monthly mortgage payments, maintenance of required escrow accounts, remittance to investors, and ancillary income associated with those activities. The Company recognizes loan servicing fees as payments are collected.

DEFERRED REVENUE

Cash advances received for certain service contracts are recorded in the accompanying consolidated balance sheets as deferred revenue and are recognized during the period the services are provided and the related revenue is earned.

INCOME TAXES

The Company files a consolidated Federal income tax return. The Company has not been subject to an examination of its income tax returns by the Internal Revenue Service. The Company's tax sharing policy provides that each member of the Federal consolidated group receive an allocation of income taxes as if each filed a separate Federal income tax return. HCP, HCMC and HCS generally file their state income tax returns on a separate company basis. Deferred income taxes are provided for the effect of temporary timing differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

INVESTMENT IN MARKETABLE SECURITIES

Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying consolidated balance sheets at market value at December 31, 1999 and 1998.

CASH AND CASH EQUIVALENTS

For cash flow purposes, the Company considers highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents.

MORTGAGE SERVICING RIGHTS

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

MORTGAGE SECURITIES

The Company's policy is to generally classify mortgage securities as available for sale as they are acquired. Each available for sale mortgage security is monitored for a period of time prior to making a determination whether the asset will be classified as held to maturity or trading. Management reevaluates the classification of the mortgage securities on a quarterly basis.

Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities designated as trading are reported at fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings.

Mortgage securities classified as held to maturity are carried at the fair value of the security at the time the designation is made. Any fair value adjustment is reflected as a separate component of stockholders' equity and as a cost adjustment of the mortgage security as of the date of the classification and is amortized into interest income as a yield adjustment.

The Company makes periodic evaluations of all mortgage securities to determine whether an other than temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis shall not be changed for further increases in market value; however, further increases in market value will be reflected separately in the equity section of the Company's consolidated balance sheet.

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

The Company purchases both investment grade and below investment grade mortgage backed securities ("MBS"). Below investment grade MBS have the potential to absorb credit losses caused by delinquencies and defaults on the underlying mortgage loans. When purchasing below investment grade MBS, the Company leverages off of its due diligence operations and management's substantial mortgage credit expertise to make a thorough evaluation of the underlying mortgage loan collateral. The Company monitors the delinquencies and defaults on the underlying mortgages of its mortgage securities and, if an impairment is deemed to be other than temporary, makes a provision for known losses as well as unidentified potential losses. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and would affect the dividends paid to stockholders for that tax year.

REVERSE REPURCHASE AGREEMENTS

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

FINANCIAL INSTRUMENTS

The Company from time to time enters into interest rate hedge mechanisms including short sales and interest rate caps to manage its exposure to market pricing changes and/or changes in costs of match funded liabilities in connection with the purchase, holding, permanent financing or sale of its mortgage securities portfolio. The Company generally closes out the hedge position to coincide with the related sale or permanent financing transactions. Gains and losses on hedge positions are either (i) deferred as an adjustment to the carrying value of the related securities until the security has been sold or permanently financed, after which the gains or losses will be amortized into income over the remaining life of the security or financing using a method that approximates the effective yield method, or (ii) deferred until such time as the related securities are sold. Gains or losses on hedge positions associated with mortgage securities held in a trading account are recognized as income or loss in each period.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreement and CMO financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations. Any payments received under the interest rate cap agreements are recorded as a reduction of interest expense on the reverse repurchase agreement financing.

For derivative financial instruments designated as hedge instruments, the Company periodically evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The Company utilizes hedge deferral accounting procedures in accounting for its hedging program so long as there is adequate correlation between the hedged results and the change in value of the hedged financial instrument. If the hedge instrument performance does not result in adequate correlation between the changes in value of the hedge instrument and the related hedged financial instrument, the Company will terminate hedge deferral accounting and mark the carrying value of the hedge instrument to market. If a hedge instrument is sold or matures, or the criteria that was anticipated at the time the hedge instrument was entered into no longer exists, the hedge instrument is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current period income or loss to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedged results.

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

BASIC EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of time they were outstanding.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Management's preliminary evaluation of SFAS 133 indicates the implementation of SFAS 133 will not result in any material changes to the Company's consolidated statement of operations. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000.

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

4. CONCENTRATION RISK

REVENUES FROM CERTAIN CUSTOMERS

For the years ended December 31, 1999, 1998 and 1997, the Company received revenues from certain customers, which are subject to change annually, which exceeded 10% of total revenues as follows:


                        1999    1998    1997
                        ----    ----    ----
Major Customer # 1       22%     28%     24%
Major Customer # 2       13%     13%     18%


MORTGAGE SECURITIES

The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers. The following table sets forth the concentrations of the Company's credit risk by issuer at December 31, 1999. The Company did not own any mortgage securities at December 31, 1998.

                     CONCENTRATION OF CREDIT RISK BY ISSUER
                                DECEMBER 31, 1999

                                                             Carrying
                                                             Value of
                                                             Mortgage
                           Issuer                           Securities
                           ------                           ----------
                           Private Issuer 1                 $ 7,386,525
                           Private Issuer 2                   6,793,659
                                                            -----------
                           Total                            $14,180,184
                                                            ===========


5. MORTGAGE SERVICING

The Company, through its wholly-owned subsidiary, HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 1999 and 1998, HCMC was servicing 6 and 13 loans, respectively, with unpaid principal balances of $13,388,037 and $46,329,000 including loans subserviced for others of $10,690,537 and $27,533,700 respectively. Escrow balances maintained by HCMC were $212,528 and $1,316,400 at December 31, 1999 and 1998, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998.

Activity in mortgage servicing rights for the years ended December 31, 1998 was as follows:

                                                         1998
                                                         ----
Beginning balance                                      $ 49,449
Capitalization                                               --
Sales                                                   (46,997)
Scheduled amortization                                   (2,452)
                                                       --------

                                                       $     --
                                                       ========



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

7. RELATED PARTY TRANSACTIONS

Receivables from related parties at December 31, 1999 and 1998 consist of the following:

                                                                 1999           1998
                                                               --------       --------
Due from Hanover Capital Mortgage Holdings, Inc. (1)           $150,027       $ 82,782
Due from ABII-I, LLC (includes $9,005 and $9,005 of asset
  management fees at December 31, 1999 and 1998,
  respectively) (2)                                               9,005         16,015
Due from Hanover Mortgage Capital Corporation (3)                 6,727          9,342
Due from AGR Financial, LLC (4)                                      --         44,192
Due from Hanover Investment Fund (3)                                125          2,250
Due from Hanover Capital Partners 2, Inc. (6)                        --          5,150
Due from HanoverTrade.com (7)                                    14,274             --
                                                               --------       --------
Due from related entities                                       180,158        159,731
Due from officers (5)                                             6,811         54,048
                                                               --------       --------

Receivables from related parties                               $186,969       $213,779
                                                               ========       ========



(1) The Company entered into a Management Agreement in 1998 to provide, among other services, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 2000 with automatic annual renewal.

(2) Amounts due from entities that the Company had a minority ownership interest in represent receivables resulting primarily from fees generated from asset management services and out-of-pocket expenses. The Company ceased providing asset management services to these entities in September 1997. Asset management fees are recognized in the period earned and amounted to $2,446,000 for the year ended December 31, 1997.

(3) Amounts due from entities that are owned by certain of the Company's officers/owners represent receivables resulting primarily from accounting fees and out-of-pocket expenses.

(4) Amounts due from AGR Financial, LLC represent unpaid billings for services that the Company provides to AGR Financial, LLC pursuant to an agreement dated August 1996. The services include but are not limited to providing AGR Financial, LLC with software operating systems, processing capabilities, payroll services and accounting services.

(5) Amounts due from officers at December 31, 1998 include $53,766 from the Company's President, which was repaid in August 1999.

(6) Amounts due reflect certain costs that the Company paid for Hanover Capital Partners 2, Inc. in connection with a security transaction completed by Hanover Capital Partners 2, Inc. in October 1998.

(7) Amounts due reflect certain costs that the Company paid for HanoverTrade.com. These expenses incurred relate to start-up costs of HanoverTrade.com.

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                     1999                1998
                                                  ---------           ---------
Office machinery and equipment                    $ 229,133           $ 415,032
Furniture and fixtures                                4,745             111,246
Leasehold improvements                                   --              68,553
                                                  ---------           ---------

                                                    233,878             594,831
Less accumulated depreciation                      (177,277)           (453,372)
                                                  ---------           ---------

Property and equipment - net                      $  56,601           $ 141,459
                                                  =========           =========

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $107,583, $105,519, and $110,284, respectively.

9. MORTGAGE SECURITIES

At December 31, 1999, the Company had $14,180,184 of fixed rate private-placement mortgage-backed securities, classified as available for sale, as shown on the table below. The Company did not have any such securities at December 31, 1998.

                                                              FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                                 DECEMBER 31, 1999
                                                  -------------------------------------------------------------------------------
                                                      Available               Held
                                                         For                   to
                                                       Sale (a)             Maturity            Trading                 Total
                                                       --------             --------            -------                 -----
Principal balance of mortgage securities          $    33,400,795         $         --       $          --        $    33,400,795
Net (discount) and deferred costs                     (19,174,902)                  --                  --            (19,174,902)
                                                  ---------------         ------------       -------------        ---------------
Total amortized cost of mortgage securities            14,225,893                   --                  --             14,225,893
Loan loss allowance                                      (285,290)                                      --               (285,290)
Gross unrealized gain                                     239,581                   --                  --                239,581
                                                  ---------------         ------------       -------------        ---------------
Carrying cost of mortgage securities              $    14,180,184         $         --       $          --        $    14,180,184

Mix                                                           100%                  --                  --                    100%
Principal balance of mortgage loans               $ 5,171,979,000                   --                  --        $ 5,171,979,000
Weighted average net coupon                                 6.520%                  --                  --                  6.520%
Weighted average maturity                                     345                   --                  --                    345

(a) At December 31, 1999, represents seventeen below investment grade subordinate MBS purchased from third parties in the third quarter of 1999. The coupon interest rates on these notes are fixed and range from 6.25% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes represented a $33,400,795 (principal balance) subordinated interest in $5,171,979,000 of mortgage loans at December 31, 1999. These notes were carried at $14,180,184 at December 31, 1999.

The carrying value at December 31, 1999 of the Company's mortgage securities by contractual maturity dates are presented below:

                               AVAILABLE FOR SALE         HELD TO MATURITY                TRADING
                                 CARRYING VALUE            CARRYING VALUE             CARRYING VALUE
                                 --------------            --------------             --------------
Due after ten years                $14,180,184                   --                         --

As mentioned above, actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often times without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The average effective yield, which includes amortization of net premiums, (discounts) and deferred costs, for the periods shown below on the combined available for sale, held to maturity and trading mortgage securities portfolio were as follows:

                                                                          1999
                                                                         ------
         Quarter ended March 31                                              --
         Quarter ended June 30                                               --
         Quarter ended September 30                                      20.218%
         Quarter ended December 31                                       19.696%
                                                                         ------
                                                                         22.527%
                                                                         ======

10. LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the year ended December 31, 1999. There was no loan loss reserve prior to January 1, 1999 as the Company did not invest in mortgage securities prior to January 1, 1999.

                                                                   YEAR ENDED
                                                               DECEMBER 31, 1999
                                                               -----------------
                      Balance beginning of period                  $      --
                      Loan loss provision                            289,297
                      Transfers/sales                                     --
                      Charge-offs                                     (4,006)
                                                                   ---------

                      Balance end of period                        $ 285,291
                                                                   =========


11. REVERSE REPURCHASE AGREEMENTS

At December 31, 1999 the Company had a total of $10,842,000 of uncommitted borrowings pursuant to a master reverse repurchase agreement with one lender. All borrowings pursuant to the master reverse repurchase agreement are secured by mortgage securities.

The reverse repurchase agreements bear interest rates that vary from LIBOR plus 90 to LIBOR plus 130 basis points. The lender will typically finance an amount equal to 60% to 80% of the market value of the mortgage securities, depending on the nature of the collateral.

The weighted average borrowing rate under the agreement was 7.111% at December 31, 1999. The weighted average maturity was eight months. The reverse repurchase financing agreements at December 31, 1999 were collateralized by securities with a cost basis of $14,180,184.

Information pertaining to reverse repurchase agreement financing as of and for the year ended December 31, 1999 is summarized as follows:

                             REVERSE REPO FINANCING
                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                                                                                    MORTGAGE
                    REVERSE REPURCHASE AGREEMENTS                                  SECURITIES
                    -----------------------------                                  ----------
                    Balance of borrowing at end of period                         $10,842,000
                    Accrued interest at end of period                             $    66,572
                    Average borrowing balance during the
                        period                                                    $11,022,000
                    Average interest rate during the period                             6.874%
                    Maximum month-end borrowing balance
                        during the period                                         $11,082,000

                    COLLATERAL UNDERLYING THE AGREEMENTS
                    ------------------------------------
                    Balance at end of period - carrying value                     $14,180,184

12. INCOME TAXES

The components of deferred income taxes as of December 31, 1999 and 1998 are as follows:

                                                             1999               1998
                                                         -----------        -----------
Deferred tax assets                                      $   986,625        $   813,003
Deferred tax liabilities                                    (130,482)           (11,652)
                                                         -----------        -----------

Net deferred tax assets                                  $   856,143        $   801,351
                                                         ===========        ===========

The items resulting in significant temporary differences for the years ended December 31, 1999 and 1998 that generate deferred tax assets and liabilities relate primarily to the recognition of revenue and accrued liabilities for financial reporting purposes.

The components of the income tax (benefit) for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                1999             1998             1997
                                             ---------        ---------        ---------
Current - Federal, state and local           $      --        $      --        $(292,885)
Deferred - Federal, state and local           (152,062)        (661,524)         (33,074)
                                             ---------        ---------        ---------

Total                                        $(152,062)       $ 661,524        $(325,959)
                                             =========        =========        =========


The income tax (benefit) differs from amounts computed at statutory rates, as follows:

                                                                   1999             1998             1997
                                                                ---------        ---------        ---------
         Federal income taxes (benefit) at statutory rate       $(206,804)       $(595,554)       $(285,167)
         State and local income taxes provision (benefit)         (40,145)          (76,256)         (59,486)
         Unconsolidated subsidiary's net income (loss)                 --               --            1,177
         Meals and entertainment                                    6,486            6,002            4,052
         Officer's life insurance                                      --            4,273            9,613
         Adjustment of deferred tax asset                          88,401               --               --
         Other, net                                                    --               11            3,852
                                                                ---------        ---------        ---------

         Total                                                  $(152,062)       $(661,524)       $(329,811)
                                                                =========        =========        =========


The Company has a Federal taxable net operating loss carryforward of approximately $1.9 million which begins to expire in the year 2012.

13. STOCKHOLDERS' EQUITY

On September 19, 1997, the Company entered into an Agreement and Plan of Recapitalization ("Agreement") with its four stockholders to recapitalize the Company. The Agreement provided for the tax-free exchange of the stockholders'
166.424 Class A "old" common stock shares for 3,000 shares of "new" Class A common stock shares, $0.01 par value (representing a 3% economic interest in the Company) and 97,000 shares of Series A preferred stock, $0.01 par value (representing a 97% economic interest in the Company). The preferred stock has no dividend rate or preference over the common stock. Dividend distributions will be made in the same amount on a per share basis of the common stock as for the preferred stock. Dividend distributions will be made to the common stockholders and the preferred stockholders in proportion to the number of outstanding shares. The preferred stockholder has the right to receive $10,750,005 upon liquidation of the Company before common stockholders receive any liquidating distributions.

14. NOTE PAYABLE TO BANK

HCP had a $2.0 million Line of Credit Facility Agreement ("Line") with a bank that expired December 31, 1999 and was not renewed. There was no outstanding balance at December 31, 1999 and 1998.

15. NOTE PAYABLE TO RELATED PARTY

At December 31, 1999 the Company had a principal balance outstanding on a note payable to Hanover Capital Mortgage Holdings, Inc. in the amount of $4,896,046. The note bears interest at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 1999 the interest rate in effect was 7.5%. Included in the 1999 consolidated statement of operations is interest expense in the amount of $167,955 related to this note payable.

16. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:


         YEAR                     AMOUNT
         ----                     ------
         2000                   $  321,703
         2001                      317,551
         2002                      278,114
         2003                      238,677
         2004                      218,103
      Thereafter                   991,068
                                ----------

         Total                  $2,365,216
                                ==========


Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $217,413, $250,684, and $310,814 respectively.

HCHI has guaranteed the obligations of the Company with respect to an amendment to an office lease entered into by the Company. The office lease (beginning November 4, 1999) is for a period of 10 years and 3 months and obligates the Company for $2,162,300 of base rental expense plus escalation, electric and other billings over the lease term.

17. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 1999 and 1998 are as follows:

                                                             DECEMBER 31, 1999                   DECEMBER 31, 1998
                                                       -----------------------------       -----------------------------
                                                        Carrying            Fair            Carrying            Fair
                                                         Amount             Value            Amount             Value
                                                         ------             -----            ------             -----
         Assets:
         Mortgage securities, available for sale       $14,180,184       $14,180,184                --                --
         Interest rate caps                                135,609           245,000                --                --
         Cash and cash equivalents                         515,804           514,804       $   635,484       $   635,484
         Marketable securities                              19,055            19,055            17,992            17,992
         Accrued interest receivable                       181,471           181,471                --                --
                                                       -----------       -----------       -----------       -----------
                Total                                  $15,032,123       $15,140,514       $   653,476       $   653,476
                                                       ===========       ===========       ===========       ===========

         Liabilities:
         Reverse repurchase agreements                 $10,842,000       $10,842,000                --                --
                                                       -----------       -----------       -----------       -----------
                     Total                             $10,842,000       $10,842,000                --                --
                                                       ===========       ===========       ===========       ===========


The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Mortgage securities - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Cash and cash equivalents, accrued interest receivable, reverse repurchase agreements - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

Marketable securities - The fair values of these financial instruments are based on quotes obtained from third parties.

Interest rate caps - The fair values of these financial instruments are estimated based on dealer quotes and is the estimated amount the Company would pay to execute a new agreement with similar terms.

18. SUBSEQUENT EVENTS

On January 1, 2000, the Company hired the five most senior employees of Document Management Network, Inc. ("DMN") and purchased all of DMN's assets for a nominal sum. These employees have become the DMN division of the Company. DMN prepares documentation (primarily assignments of mortgage loans ) for third parties on a contract basis.

On January 27, February 18 and February 25, 2000, the Company purchased $819,000, $1,000,000 and $3,851,000 (principal balance) of subordinate mortgage backed securities at purchase prices of $458,000, $538,000 and $2,112,000. The Company funded these purchases with a loan of $1,270,000 from the Company's affiliate, Hanover Capital Mortgage Holdings, Inc. and with loans of $1,838,000 from the dealers who sold such securities.

                                     ******

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Partners 2, Inc.
New York, New York



We have audited the accompanying consolidated balance sheets of Hanover Capital Partners 2, Inc. and Subsidiary (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from October 7, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Partners 2, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 1999, and for the period from October 7, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles in the United States of America.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 17, 2000

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)


ASSETS                                            DECEMBER 31,       DECEMBER 31,
                                                      1999               1998
                                                   ---------          ---------
Mortgage loans:
     Collateral for CMOs                           $ 210,578          $ 300,599
Cash and cash equivalents                                 --                143
Accrued interest receivable                            1,267              1,868
Deferred financing costs                               2,336              3,191
                                                   ---------          ---------
TOTAL ASSETS                                       $ 214,181          $ 305,801
                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
CMO Borrowings                                     $ 208,448          $ 297,682
Accrued interest payable                               1,267              1,868
Due to related parties                                   364                310
Accrued expenses and other liabilities                    --                154
                                                   ---------          ---------
            TOTAL LIABILITIES                        210,079            300,014
                                                   ---------          ---------


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01
   authorized, 9,900 shares, issued
   and outstanding, 9,900 shares                          --                 --
Common stock, par value $.01
   authorized, 100 shares, issued and
   outstanding, 100 shares                                --                 --
Additional paid-in-capital                            14,319             14,319
Retained (deficit)                                   (10,217)            (8,532)
                                                   ---------          ---------
            TOTAL STOCKHOLDERS' EQUITY                 4,102              5,787
                                                   ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                        $ 214,181          $ 305,801
                                                   =========          =========

                See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                       PERIOD FROM
                                                                     OCTOBER OF 1998
                                                  YEAR ENDED         (INCEPTION) TO
                                                 DECEMBER 31,         DECEMBER 31,
                                                     1999                 1998
                                                 -----------          -----------
REVENUES:
  Interest income                                $    16,841          $     5,611
  Interest expense                                    18,521                5,965
                                                 -----------          -----------
       Net interest expense                           (1,680)                (354)
  Loan loss provision                                     --                   38
                                                 -----------          -----------
       Net interest expense after loan loss
           provision                                  (1,680)                (392)
                                                 -----------          -----------


EXPENSES:
  Operating                                                5                    5
                                                 -----------          -----------


NET (LOSS)                                       $    (1,685)         $      (397)
                                                 ===========          ===========

BASIC (LOSS) PER SHARE                           $(16,851.72)         $ (3,974.00)
                                                 ===========          ===========



                See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                              PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                            -------------------          -------------------        PAID-IN-         RETAINED
                            SHARES       AMOUNT          SHARES       AMOUNT        CAPITAL          (DEFICIT)           TOTAL
                            ------       ------          ------       ------        -------          ---------           -----
Issuance of
  common stock                 --            --           100            --         $    143                           $    143
Issuance of
  preferred stock           9,900            --            --            --           14,176                             14,176
Net (loss)                                                                                           $   (397)             (397)
Dividends declared                                                                                     (8,135)           (8,135)
                            -----       -------           ---         -----         --------         --------          --------

BALANCE,
DECEMBER 31, 1998           9,900            --           100            --         $ 14,319         $ (8,532)         $  5,787
                            =====       =======           ===         =====         ========         ========          ========

Net (loss)                                                                                             (1,685)           (1,685)
Dividends declared                                                                                         --                --
                            -----       -------           ---         -----         --------         --------          --------

BALANCE
  DECEMBER 31, 1999         9,900            --           100            --         $ 14,319         $(10,217)         $  4,102
                            =====       =======           ===         =====         ========         ========          ========

                 See notes to consolidated financial statements.

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                                               PERIOD FROM
                                                                                                             OCTOBER 7, 1998
                                                                                             YEAR ENDED      (INCEPTION) TO
                                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                                1999               1998
                                                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                                   $  (1,685)         $    (397)
Adjustments to reconcile net (loss) to
  net cash (used in) provided by operating activities:
  Amortization of net premium and deferred costs                                                   797                353
  Loan loss provision                                                                              (38)                38
  Decrease in deferred financing                                                                   855                 --
  (Increase) decrease in accrued interest receivable                                               601             (1,868)
  (Increase) in prepaid and other assets                                                            (1)                --
  Increase (decrease) in accrued interest payable                                                 (601)             1,868
  Decrease (increase) in accrued expenses and other liabilities                                    (73)                73
  Increase in due to related parties                                                                55                241
                                                                                             ---------          ---------
     Net cash (used in) provided by operating activities                                           (90)               308
                                                                                             ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on collateral for
     mortgage backed bonds                                                                      89,235             20,082
  Transfer of premium and deferred hedge                                                            27              3,320
                                                                                             ---------          ---------
     Net cash provided by investing activities                                                  89,262             23,402
                                                                                             ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from CMOs                                                                                --            317,764
  Payoff of reverse repurchase agreements                                                           --           (309,963)
  Payments on CMOs                                                                             (89,234)           (20,082)
  Deferred financing costs                                                                          --             (3,375)
  Capital contributions                                                                             --                143
  Payment of dividends                                                                             (81)            (8,054)
                                                                                             ---------          ---------
     Net cash (used in) financing activities                                                   (89,315)           (23,567)
                                                                                             ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (143)               143

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     143                 --
                                                                                             ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $      --          $     143
                                                                                             =========          =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
9,900 shares of preferred stock were issued in exchange for $324,210 (book value) of mortgage loans, net of $309,963 of reverse repurchase financing in October 1998.

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for interest                                                     $      --          $   3,913
                                                                                             =========          =========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS 2, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS DESCRIPTION

GENERAL

Hanover Capital Partners 2, Inc. (the"Company") was incorporated in Delaware on October 7, 1998. The Company was formed to acquire single-family residential mortgage loans from Hanover Capital Mortgage Holdings, Inc. pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization.

Hanover SPC-2, Inc., a wholly owned subsidiary of the Company, was incorporated in Delaware on October 9, 1998 for the sole purpose of selling certain investment grade and subordinated securities to Hanover Capital Mortgage Holdings, Inc., through its wholly-owned subsidiaries, Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc.


CAPITALIZATION

At the time of incorporation, the Company was authorized to issue 9,900 shares of preferred stock at $.01 per share and 100 shares of common stock at $.01 per share

In October 1998, the Company received $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing from Hanover Capital Mortgage Holdings, Inc. in exchange for the issuance of 9,900 shares of non-voting preferred stock (representing a 99% economic ownership of the Company). In October 1998, the Company also received cash proceeds of $143,189 for the issuance of 100 shares of common stock (representing a 1% economic ownership of the Company).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hanover Capital Partners 2, Inc. and its wholly-owned subsidiary, Hanover SPC-2, Inc. All significant inter-company accounts and transactions have been eliminated.

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents may include cash on hand, overnight investments deposited with banks and government securities with maturities of less than 30 days.

REVENUE RECOGNITION

Mortgage loan interest income is recognized on the accrual method based on the net coupon after deducting service fees.

DEFERRED FINANCING COSTS

Deferred financing costs incurred ($3,375,000) in connection with the securitization were capitalized and are being amortized as part of interest expense over the life of the CMOs.

EARNINGS PER SHARE

Basic earnings or losses per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

3. MORTGAGE LOANS

COLLATERAL FOR CMOs

In October 1998 the Company issued its first real estate mortgage investment conduit ("REMIC") security. $317,764,000 of par value single family fixed rate residential mortgage loans were assigned as collateral for the Company's CMOs (REMIC) security. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of collateralized bonds. All mortgage loans held as collateral for CMOs are reported at cost. Premiums, discounts and all deferred costs associated with the mortgage loans held as collateral for CMOs are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of prepayments.

The following table summarizes the Company's single-family fixed rate mortgage loan pools classified as held to maturity (and held as collateral for CMOs), which are carried at cost (dollars in thousands):

                                                    1999                 1998
                                                 ---------            ---------
        Fixed rate                               $ 208,447            $ 297,682
        Net premiums, and
             deferred costs                          2,131                2,955
        Loan loss provision                             --                  (38)
                                                 ---------            ---------
        Carrying value                           $ 210,578            $ 300,599
                                                 =========            =========

The following table summarizes certain characteristics of the Company's single-family fixed rate mortgage loans held as collateral for CMOs at December 31, 1999 and 1998 (dollars in thousands):

             Carrying Value   Principal Amount      Weighted       Weighted
             of Collateral    of Collateral         Average        Average
             for CMOs         for CMOs              Net Coupon     Maturity (1)
             --------         --------              ----------     ------------
1999         $210,578         $208,447              7.474%              222
             ========         ========              =====          ========
1998         $300,599         $297,682              7.549%              307
             ========         ========              =====          ========


(1) weighted average maturity reflects the number of months remaining until maturity.

The average effective yield after amortization of net premiums, discounts and deferred costs for 1999 and 1998 on the collateral for the mortgage backed bond portfolio was 6.930% and 7.004%.

4. CONCENTRATION OF CREDIT RISK

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for loans in certain geographic areas. At December 31, 1999 and 1998, the percent of total principal amount of loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans are as follows:

      State                                            1999                1998
      -----                                            ----                ----
     Illinois                                           25%                 18%
     California                                         10                  10
     Florida                                            12                  10
     Ohio                                                6                   8
     Indiana                                            --                   7
     Texas                                              --                   6
     Arizona                                             8                   6
     Kentucky                                            6                   6
                                                       ---                 ---
                                                        67%                 71%
                                                       ===                 ===

5. AFFILIATED PARTY TRANSACTIONS

In October 1998, the Company received $324.2 million of fixed rate mortgage loans (with a par value of $318 million) subject to $310.0 million of reverse repurchase agreement financing from Hanover Capital Mortgage Holdings, Inc. in exchange for the issuance of 9,900 shares of non-voting preferred stock (representing a 99% economic ownership of the Company).

At December 31, 1999 and 1998 the Company reflected amounts due to Hanover Capital Mortgage Holdings, Inc. of $364,600 and $304,800 and Hanover Capital Partners Ltd. of $0 and $5,200 for the payment of operating expenses and securitization costs.

6. COLLATERALIZED MORTGAGE OBLIGATIONS

The Company, through a wholly owned subsidiary, Hanover SPC-2, Inc. has issued non-recourse debt in the form of CMOs. Borrower remittances received on the collateral for CMOs are used to make payments on the CMOs. The obligations under the CMOs are payable solely from the collateral for CMOs and are otherwise non-recourse to the Company. The maturity of the CMOs is directly affected by the rate of principal prepayments on the related collateral. The CMOs are subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 20% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of CMOs is likely to occur earlier than its stated maturity.

Information pertaining to CMOs financing for 1999 and 1998 is summarized as follows (dollars in thousands):

                                                                  CMO
                                                               Borrowing
                                                               ---------
                                                        1999              1998
                                                        ----              ----
   Balance at period-end                              $208,448          $297,682
   Average balance during the period                  $242,003          $307,843
   Average interest rate during the period               7.653%            7.512%
   Interest rate at period-end                           7.760%            7.543%
   Maximum month-end balance during the period        $282,329          $317,764

  Collateral for CMOs
  --------------------------------------
  Balance at period-end - carrying value              $210,578          $300,599

Aggregate annual repayments of CMOs based upon contractual amortization of the underlying mortgage loan collateral at December 31, 1999 were as follows (dollars in thousands):

                         Year        Amount
                         ----        ------
                         2000     $  15,452
                         2001        11,398
                         2002        11,696
                         2003        11,603
                         2004        11,648
                   Thereafter       146,651
                                  ---------

                        Total     $ 208,448
                                  =========

7. INCOME TAXES

The Company and its wholly owned subsidiary file a consolidated Federal income tax return. They each file separate state income tax returns. Deferred income taxes are provided for the effects of temporary differences between the basis of an asset or liability and its reported amount in the financial statements. The significant differences between the statutory income tax rate result primarily from state income taxes and the recording of a valuation allowance for the entire tax benefit including the deferred tax asset. The significant differences giving rise to deferred tax assets and liabilities result primarily from the treatment of the REMIC transaction as a sale for income tax purposes.

The Company had a net deferred tax asset of approximately $1,542,000 in 1999 and 1998 which is fully reserved by a valuation allowance. This deferred tax asset is substantially the result of a capital loss carryforward in the amount of $3,800,000 which expires in the year 2013 for Federal income tax purposes.

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

The estimated fair value of the Company's assets and liabilities classified as financial instruments at December 31, 1999 and 1998 is as follows (dollars in thousands):



                                          DECEMBER 31, 1999                 DECEMBER 31, 1998
                                      -------------------------         -------------------------
                                      Carrying           Fair           Carrying           Fair
                                       Amount            Value           Amount            Value
Assets:
 Mortgage loans
  Collateral for CMOs                 $210,578         $200,179         $300,599         $297,367
  Cash and cash equivalents                 --               --              143              143
  Accrued interest receivable            1,267            1,267            1,868            1,868
                                      --------         --------         --------         --------
           Total                      $211,845         $201,446         $302,610         $299,378
                                      ========         ========         ========         ========

Liabilities:
  CMO borrowing                       $208,448         $200,179         $297,682         $297,367
  Accrued interest payable               1,267            1,267            1,868            1,868
  Other liabilities                        365              365              464              464
                                      --------         --------         --------         --------
           Total                      $210,080         $201,811         $300,014         $299,699
                                      ========         ========         ========         ========

The Company had no off-balance sheet financial instruments at December 31, 1999.

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Collateral for CMOs - The fair values of these mortgage loans are based upon actual prices received upon recent sales of loans and securities to investors and projected prices which could be obtained through investors considering interest rates, loan type, and credit quality. Cash and cash equivalents, accrued interest receivable, accrued interest payable, other liabilities - The fair value of these instruments was determined to be their carrying value due to their short-term nature.

CMO Borrowing - The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investor estimates considering interest rates, loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.



                                     *******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                             By   /s/ Thomas P. Kaplan
                                                  ------------------------
                                                      Thomas P. Kaplan
                                                    Managing Director and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on March 30, 2000.

         SIGNATURE                              TITLE
         /s/ John A. Burchett           Chairman of the Board of Directors
         -----------------------        and Chief Executive Officer
             John A. Burchett

         /s/ Irma N. Tavares            Senior Managing Director and a Director
         -----------------------
             Irma N. Tavares

         /s/ Joyce S. Mizerak           Senior Managing Director, Secretary and a Director
         -----------------------
             Joyce S. Mizerak

         /s/ George J. Ostendorf        Senior Managing Director and a Director
         -----------------------
             George J. Ostendorf

         /s/ John A. Clymer             Director
         -----------------------
             John A. Clymer

         /s/ Joseph J. Freeman          Director
         -----------------------
             Joseph J. Freeman

         /s/ James F. Stone             Director
         -----------------------
             James F. Stone

         /s/ Saiyid T. Naqvi            Director
         -----------------------
             Saiyid T. Naqvi

         /s/ John N. Rees               Director
         -----------------------
             John N. Rees

         /s/ Thomas P. Kaplan           Managing Director and Chief Financial
         -----------------------        Officer (Principal Financial and Accounting
             Thomas P. Kaplan           Officer)

                                  EXHIBIT INDEX

3.1*              Articles of Incorporation of the Company, as amended

3.2*              By-Laws of the Company

4.1*              Specimen Common Stock Certificate

4.2*              Warrant Agreement pursuant to which Warrants were issued
                  (including form of Warrant)

4.3* Representatives' Warrant Agreement pursuant to which the Representatives' Warrants were issued

4.4*              Specimen Unit Certificate

10.3*             Registration Rights Agreement

10.4*             Shareholders' Agreement of HCP

10.5*             Agreement and Plan of Recapitalization

10.6*             Bonus Incentive Compensation Plan

10.7*             1997 Executive and Non-Employee Director Stock Option Plan

10.7.1            1999 Equity Incentive Plan

10.8*             Employment Agreement by and between the Company and John A.
                  Burchett

10.9*             Employment Agreement by and between the Company and Irma N.
                  Tavares

10.10*            Employment Agreement by and between the Company and Joyce S.
                  Mizerak

10.11*            Employment Agreement by and between the Company and George J.
                  Ostendorf

10.12* Standard Form of Office Lease, dated as of May 6, 1991, by and between Irwin Kahn and HCP, as amended by the First Amendment of Lease, dated as of July 1, 1996

10.12.1 Second Amendment of lease, dated as of December 22, 1998, by and between FGP 90 West Street, Inc., successor to Irwin Kahn, and HCP.

10.13* Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and HCMC, as amended by the First
                  Modification and Extension of Lease Amendment, dated as of February 28, 1997.

10.14             Office Lease Agreement, dated as of February 1, 1999, between
                  La Salle-Adams, LLC and HCP.

10.16*            Office Lease and Service Agreement, dated as of August 28,
                  1995 by and between Federal Deposit Insurance Receiver for
                  Merchants Bank and HCP

10.17 Agreement of Lease, dated as of July 27, 1999 by and between Saint Paul Executive Office Suites, Inc., d.b.a. LesWork Inc.
                  and HCP.

10.25*            Contribution Agreement

10.26*            Participation Agreement

10.27*            Loan Agreement

10.29** Management Agreement, dated as of January 1, 1998, by and between the Company and HCP

10.30             Amendment Number One to Management Agreement, dated as of
                  September 30, 1999

10.31 Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and Hanover
                  Capital Mortgage Holdings, Inc., dated November 23, 1998, as amended by Amendment Number One, Amendment Number Two and
                  Amendment Number Three thereto

10.32             Warehousing Credit and Security Agreement, dated as of April
                  30, 1999, by and between Bank United and the Company, as amended by the First Amendment and Second Amendment thereto

21                Subsidiaries of the Company

27                Financial Data Schedule

----------

* Incorporated herein by reference to the Company's Registration Statement No. 333-29261, as amended, as filed with the Securities and Exchange Commission.

** Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.