Form 10-Q
period 2000-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2000-05-15
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from             to
                                          ------------  ------------

Commission file number: 001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                      13-3950486
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

                                 Yes [X]  No [ ]

             The registrant had 5,748,924 shares of common stock outstanding as of April 21, 2000.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

PART I.      FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------
             Item 1.                Financial Statements

                           Consolidated Balance Sheets as of March
                           31, 2000 and December 31, 1999                                  3

                           Consolidated Statements of Operations
                           for the Three Months Ended March 31, 2000 and 1999              4

                           Consolidated Statement of Stockholders'
                           Equity for the Three Months Ended March 31, 2000                5

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 2000 and 1999              6

                           Notes to Consolidated Financial Statements                      7

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            27

             Item 3.       Quantitative and Qualitative Disclosures
                           About Market Risk                                              40

PART II.   OTHER INFORMATION

             Item 1.       Legal Proceedings                                              44
             Item 2.       Changes in Securities                                          44
             Item 3.       Defaults Upon Senior Securities                                44
             Item 4.       Submission of Matters to a Vote of Security Holders            44
             Item 5.       Other Information                                              44
             Item 6.       Exhibits and Reports on Form 8-K                               44

          Signatures                                                                      45

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                                                 MARCH 31,     DECEMBER 31,
ASSETS                                                                                              2000          1999
                                                                                                  ---------    ------------
                                                                                                 (unaudited)
Mortgage loans:
  Held for sale                                                                                   $     354    $     251
  Collateral for CMOs                                                                               256,698      269,833
Mortgage securities:
  Available for sale                                                                                 46,527       48,529
  Held to maturity                                                                                    8,175        8,238
  Trading                                                                                             6,101        5,919
Cash and cash equivalents                                                                             1,118       18,022
Accrued interest receivable                                                                           2,731        2,926
Equity investments
  Hanover Capital Partners Ltd.                                                                       1,652        1,466
  Hanover Capital Partners 2, Inc.                                                                       --           --
  HanoverTrade.com, Inc.                                                                                (54)         (30)
Notes receivable from related parties                                                                 8,775        8,187
Due from related parties                                                                                351          232
Other receivables                                                                                        84          151
Prepaid expenses and other assets                                                                     2,177        1,910
                                                                                                  ---------    ---------
  TOTAL ASSETS                                                                                    $ 334,689    $ 365,634
                                                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                                                     $  38,338    $  55,722
CMO borrowing                                                                                       242,158      254,963
Accrued interest payable                                                                              1,991        2,433
Dividends payable                                                                                        --          583
Due to related party                                                                                     33           88
Accrued expenses and other liabilities                                                                1,386        1,339
                                                                                                  ---------    ---------
  TOTAL LIABILITIES                                                                                 283,906      315,128
                                                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares                                                                            --           --
Common stock, par value $.01
  authorized, 90 million shares, 5,748,924 and
  5,826,899 shares outstanding at March 31, 2000
  and December 31, 1999, respectively                                                                    58           58
Additional paid-in-capital                                                                           75,590       75,840
Retained earnings (deficit)                                                                         (24,806)     (25,496)
Accumulated other comprehensive (loss) income                                                           (59)         104
                                                                                                  ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                                                         50,783       50,506
                                                                                                  ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 334,689    $ 365,634
                                                                                                  =========    =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE              THREE
                                                    MONTHS ENDED       MONTHS ENDED
                                                   MARCH 31, 2000      MARCH 31, 1999
                                                   --------------      --------------
REVENUES:
Interest income                                       $ 6,674              $ 8,414
Interest expense                                        5,190                6,363
                                                      -------              -------

         Net interest income                            1,484                2,051
Loan loss provision                                       103                  119
                                                      -------              -------
         Net interest income
           after loan loss provision                    1,381                1,932
Gain on sale of servicing rights                           --                  342
Gain on sale of mortgage assets                            --                  163
Gain on mark to market of mortgage
   securities, net of associated hedge                    199                   --
                                                      -------              -------

                Total revenue                           1,580                2,437

EXPENSES:
  Personnel                                               357                  190
  Management and administrative                           222                  194
  Due diligence                                            --                   63
  Legal and professional                                  193                  224
  Financing/commitment fees                                63                   76
  Other                                                   145                   78
                                                      -------              -------
                Total expenses                            980                  825
                                                      -------              -------

                Operating income                          600                1,612

Equity in income/(loss) of unconsolidated
  subsidiaries
  Hanover Capital Partners Ltd.                           114                 (408)
  Hanover Capital Partners 2, Inc.                         --                 (468)
  HanoverTrade.com, Inc.                                  (24)                  --
                                                      -------              -------

NET INCOME                                            $   690              $   736
                                                      =======              =======

BASIC EARNINGS PER SHARE                              $  0.12              $  0.12
                                                      =======              =======

DILUTED EARNINGS PER SHARE                            $  0.12              $  0.11
                                                      =======              =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                        (in thousands except share data)
                                   (unaudited)

                                                                                                   ACCUMULATED
                                      COMMON STOCK      ADDITIONAL                     RETAINED       OTHER
                                    ------------------   PAID-IN      COMPREHENSIVE    EARNINGS   COMPREHENSIVE
                                    SHARES      AMOUNT   CAPITAL      INCOME (LOSS)   (DEFICIT)       INCOME          TOTAL
                                   ---------    ------  ----------    -------------   ---------   -------------     --------
Balance, December 31, 1999         5,826,899    $   58   $ 75,840                     $(25,496)     $    104        $ 50,506

Repurchase of common stock           (77,975)                (250)                                                      (250)


Comprehensive income:
   Net income                                                             $    690         690                           690
   Other comprehensive (loss):
      Change in net unrealized
        gain (loss) on securities
        available for sale                                                    (236)                     (236)           (236)
      Equity in other
        comprehensive income
        of unconsolidated                                                       73                        73              73
        subsidiary                                                        --------
Comprehensive income:                                                     $    527
                                                                          ========
                                   ---------    ------   --------                     ---------     --------        --------
Balance, March 31, 2000            5,748,924    $   58   $ 75,590                     $ (24,806)    $    (59)       $ 50,783
                                   =========    ======   ========                     =========     ========        ========

                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  THREE                  THREE
                                                                               MONTHS ENDED           MONTHS ENDED
                                                                              MARCH 31, 2000         MARCH 31, 1999
                                                                              --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     690            $     736
   Adjustments to reconcile net income to net
      cash (used in) provided  by operating activities:
    Amortization of net premium and deferred costs                                    266                  747
    Loan loss provision                                                               103                  119
    (Gain) on sale of servicing rights                                                 --                 (342)
    (Gain) on sale of mortgage assets                                                  --                 (163)
    (Gain) on mark to market of mortgage assets, net of
      associated hedge                                                               (199)                  --
    Equity in (income) loss of unconsolidated subsidiaries                            (90)                 876
    Decrease in accrued interest receivable                                           195                  444
    (Increase) decrease in loans to related parties                                  (588)                 167
    (Increase) in due from related parties                                           (119)                 (13)
    Decrease in other receivables                                                      67                  493
    (Increase) decrease in prepaid expenses and other assets                         (267)                  77
    Increase (decrease) in accrued interest payable                                  (442)                 477
    Increase in deferred income                                                        --                  591
    Increase (decrease) in due to related party                                       (55)                   7
    Increase in accrued expenses and other liabilities                                 47                   76
                                                                                ---------            ---------
          Net cash (used in) provided by operating activities                        (392)               4,292
                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in mortgage loans                                         (103)              45,274
   Principal payments received on mortgage securities                               1,674                4,177
   Principal payments received on collateral for CMOs                              12,940               10,777
   Proceeds from sale of mortgage securities                                           --                2,249
   Proceeds from sale of mortgage servicing                                            --                  190
                                                                                ---------            ---------
          Net cash provided by investing activities                                14,511               62,667
                                                                                ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) reverse repurchase agreement                               (17,385)            (176,681)
    Net borrowing from CMOs                                                            --              130,095
    Principal payments on CMOs                                                    (12,805)              (8,539)
    Repurchase of common stock                                                       (250)                (982)
    Payment of dividends                                                             (583)                (695)
                                                                                ---------            ---------
          Net cash (used in) financing activities                                 (31,023)             (56,802)
                                                                                ---------            ---------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (16,904)              10,157

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          18,022               11,837
                                                                                ---------            ---------
CASH AND EQUIVALENTS, END OF PERIOD                                             $   1,118            $  21,994
                                                                                =========            =========
SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
Cash paid during the period for:
                Income taxes:                                                   $       4            $       1
                                                                                =========            =========
                Interest                                                        $   1,067            $   5,886
                                                                                =========            =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries, (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting and other fee income by
(i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services, and (iii) brokering and trading portfolios of loans. Prior to June 30, 1999, HCP's wholly owned subsidiary, Hanover Capital Mortgage Corporation ("HCMC") originated multifamily and commercial loans and substantially all charges associated with its discontinuance were recognized in the quarter ended June 30, 1999. The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities, and to generate fee income through HCP. The Company acquires single-family mortgage loans through a network of sales representatives targeting financial institutions throughout the United States.

CAPITALIZATION

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant, as adjusted on January 1, 1999, entitles the holder to purchase 1.0302 shares of common stock at the adjusted price of $14.56 per share of common stock. The warrants became exercisable on March 19, 1998 and expire on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans and mortgage backed securities ("MBS"). As of March 31, 2000, there were 6,217,877 warrants outstanding, including 172,500 warrants issued pursuant to the underwriters over-allotment option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the management of the Company on the accrual basis in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the audited financial statements and footnotes included in the Company's 1999 Form 10-K.

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

3. MORTGAGE LOANS

At March 31,2000 management had made the determination that $354,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $256,698,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools, held for sale portfolio which are carried at the lower of cost or market (dollars in thousands):

                                                        MARCH 31, 2000                      DECEMBER 31, 1999
                                                -------------------------------        ------------------------------
                                                Fixed     Adjustable                   Fixed     Adjustable
                                                Rate         Rate         Total        Rate         Rate        Total
Principal amount of mortgage loans              $ 70         $284         $354         $ 45         $206         $251
Net premium (discount) and deferred cost          --           --           --           --           --           --
Loan loss allowance                               --           --           --           --           --           --
                                                ----         ----         ----         ----         ----         ----
Carrying cost of mortgage loans                 $ 70         $284         $354         $ 45         $206         $251

Mix                                             19.77%       80.23%       100.00%      17.93%       82.07%       100.00%
Weighted average net coupon                     8.125%       9.511%       8.402%       9.261%       8.125%       8.329%
Weighted average maturity (a)                    189          105          172          141          194          184

(a)      Weighted average maturity reflects the number of months until maturity.

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

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                     MARCH 31, 2000                               DECEMBER 31, 1999
                                    -----------------------------------------------    -----------------------------------------
                                      Fixed           Adjustable                        Fixed          Adjustable
                                      Rate               Rate              Total        Rate              Rate            Total
Principal amount of mortgage loans  $ 166,876          $  88,361          $ 255,237    $ 174,761       $  93,419        $ 268,180
Net premium (discount)
     and deferred costs                 2,191               (144)             2,047        2,361            (165)           2,196
Loan loss allowance                      (401)              (185)              (586)        (371)           (172)            (543)
                                    ---------          ---------          ---------    ---------       ---------        ---------
Carrying cost of mortgage loans     $ 168,666          $  88,032          $ 256,698    $ 176,751       $  93,082        $ 269,833
                                    =========          =========          =========    =========       =========        =========

Mix                                     65.71%             34.29%            100.00%       65.50%          34.50%          100.00%
Weighted average net coupon             8.278%             7.359%             7.960%       8.310%          7.180%           7.916%
Weighted average maturity                 220                247                229          221             249              231

The adjustable rate mortgage loans assigned as CMO collateral at March 31, 2000 had 17 reference rate indexes with a weighted average 6 month repricing period and a weighted average net life cap of 13.79%.

The adjustable rate mortgage loans assigned as CMO collateral at December 31, 1999 had 18 reference rate indexes with a weighted average 4 month repricing period and a weighted average net life cap of 13.82%.

The average effective yield, which includes the amortization of net premiums, discounts and certain deferred costs, for the periods shown below on the CMO collateral were as follows:

                                                     2000              1999             1998
                                                     ----              ----             ----
         Quarter ended March 31                      7.205%            6.825%           N/A
         Quarter ended June 30                                         7.076%           7.158%
         Quarter ended September 30                                    6.781%           7.071%
         Quarter ended December 31                                     7.201%           6.230%
                                                                       ------           ------
                                                                       6.991%           6.832%
                                                                       ======           ======

4. MORTGAGE SECURITIES

At March 31, 2000, the Company had $43,733,000 of fixed rate FNMA mortgage-backed securities, all classified as available for sale, and $17,070,000 of fixed rate private-placement mortgage-backed securities, classified as available for sale, held to maturity, and trading, as shown in the table below (dollars in thousands).

                                                  FIXED RATE FNMA MORTGAGE-BACKED SECURITIES

                                                                   MARCH 31, 2000
                                              ---------------------------------------------------
                                              Available          Held
                                                For               to
                                                Sale (a)       Maturity       Trading     Total
                                              ----------     -----------    ----------   ------
Principal balance of mortgage securities        $ 44,578     $         --   $       --   $ 44,578
Net premium and deferred costs                       809               --           --        809
                                                --------     ------------   ----------   --------
Total amortized cost of mortgage securities       45,387               --           --     45,387
Gross unrealized loss                             (1,654)              --           --     (1,654)
                                                --------     ------------   ----------   --------
Carrying cost of mortgage securities            $ 43,733     $         --   $       --   $ 43,733


Mix                                                  100%              --           --        100%
Weighted average net coupon                        7.445%              --           --      7.445%
Weighted average maturity                            245               --           --        245

                                                   FIXED RATE FNMA MORTGAGE-BACKED SECURITIES

                                                                   DECEMBER 31, 1999
                                                --------------------------------------------------
                                                 Available       Held
                                                  For             For
                                                  Sale (a)      Maturity       Trading       Total
                                              ----------     -----------    ----------   ------
Principal balance of mortgage securities          $ 46,156     $         --   $       --   $ 46,156
Net premium and deferred costs                         863               --           --        863
                                                  --------     ------------   ----------   --------
Total amortized cost of mortgage securities         47,019               --           --     47,019
Gross unrealized loss                               (1,540)              --           --     (1,540)
                                                  --------     ------------   ----------   --------
Carrying cost of mortgage securities              $ 45,479     $         --   $       --   $ 45,479


Mix                                                    100%              --           --        100%
Weighted average net coupon                          7.451%              --           --      7.451%
Weighted average maturity                              246               --           --        246


                                                FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES

                                                                    MARCH 31, 2000
                                              -----------------------------------------------------------
                                               Available       Held
                                                 For            to
                                                Sale (b)     Maturity (c)    Trading (d)        Total
                                              -----------    -----------     -----------     -----------
Principal balance of mortgage securities      $        --    $    13,657     $     7,080     $    20,737
Net premium (discount) and deferred costs           1,419         (5,171)           (979)         (4,731)
                                              -----------    -----------     -----------     -----------
Total amortized cost of mortgage securities         1,419          8,486           6,101          16,006
Loan loss allowance                                    --           (311)             --            (311)
Gross unrealized gain                               1,375             --              --           1,375
                                              -----------    -----------     -----------     -----------
Carrying cost of mortgage securities          $     2,794    $     8,175     $     6,101     $    17,070

Mix                                                 16.37%         47.89%          35.74%            100%
Principal balance of mortgage loans           $   199,561    $ 1,242,485     $   199,561     $ 1,242,485
Weighted average net coupon                         0.763%         5.943%          6.597%          1.158%
Weighted average maturity                             292            299             292             299


                                                 FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES

                                                                   DECEMBER 31, 1999
                                               -----------------------------------------------------------
                                                Available        Held
                                                   For            For
                                                Sale (b)     Maturity (c)     Trading (d)        Total
                                              ------------   ------------     -----------     -----------
Principal balance of mortgage securities       $        --    $    13,735     $     7,105     $    20,840
Net premium (discount) and deferred costs            1,554         (5,241)         (1,186)         (4,873)
                                               -----------    -----------     -----------     -----------
Total amortized cost of mortgage securities          1,554          8,494           5,919          15,967
Loan loss allowance                                     --           (256)             --            (256)
Gross unrealized gain                                1,496             --              --           1,496
                                               -----------    -----------     -----------     -----------
Carrying cost of mortgage securities           $     3,050    $     8,238     $     5,919     $    17,207

Mix                                                  17.73%         47.87%          34.40%            100%
Principal balance of mortgage loans            $   208,447    $ 1,271,860     $   208,447     $ 1,480,307
Weighted average net coupon                          0.768%         5.932%          6.597%          1.147%
Weighted average maturity                              295            303             295             300

The Company also has substantially all of the economic benefit and risks associated with $17,270,000 fixed rate private-placement subordinate mortgage backed securities held by its affiliate, HCP. Although HCP's balance sheet is not consolidated in the Company's consolidated balance sheet, the Company receives 97% of HCP's income and has guaranteed HCP's debts associated with these securities. See Note 6 "Equity Investments."

                                               FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                  (HELD BY AFFILIATE)

                                                                     MARCH 31, 2000
                                              ---------------------------------------------------------
                                               Available          Held
                                                  For              to
                                                Sale (e)         Maturity       Trading        Total
                                              -----------     --------------   ----------   -----------
Principal balance of mortgage securities      $    38,972     $           --   $       --   $    38,972
Net premium (discount) and deferred costs         (21,560)                --           --       (21,560)
                                              -----------     --------------   ----------   -----------
Total amortized cost of mortgage securities   $    17,412     $           --   $       --   $    17,412
Loan loss allowance                                  (514)                --           --          (514)
Gross unrealized gain                                 372                 --           --           372
                                              -----------     --------------   ----------   -----------
Carrying cost of mortgage securities             $17,270      $           --   $       --   $    17,270

Mix                                                   100%                --           --           100%
Principal balance of mortgage loans           $ 5,879,365                 --           --   $ 5,879,365
Weighted average net coupon                         6.651%                --           --         6.651%
Weighted average maturity                             341                 --           --           341

                                             FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                (HELD BY AFFILIATE)

                                                                 DECEMBER 31, 1999
                                             ------------------------------------------------------
                                              Available        Held
                                                For             For
                                                Sale          Maturity     Trading       Total
                                             -----------     ----------   ----------    -----------
Principal balance of mortgage securities      $    33,401     $       --   $       --   $    33,401
Net premium (discount) and deferred costs         (19,175)            --           --       (19,175)
                                              -----------     ----------   ----------   -----------
Total amortized cost of mortgage securities   $    14,226     $       --   $       --   $    14,226
Loan loss allowance                                  (285)            --           --          (285)
Gross unrealized gain                                 239             --           --           239
                                              -----------     ----------   ----------   -----------
Carrying cost of mortgage securities          $    14,180     $       --   $       --   $    14,180

Mix                                                   100%            --           --           100%
Principal balance of mortgage loans           $ 5,171,979             --           --   $ 5,171,979
Weighted average net coupon                         6.520%            --           --         6.520%
Weighted average maturity                             345             --           --           345

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

(b) At March 31, 2000 and December 31, 1999, represents six interest only notes purchased from an affiliate, Hanover Capital Partners 2, Inc. ("HCP-2"), in a private placement in October 1998 in connection with the 1998-B securitization.

      The interest only notes generate monthly interest remittances to the Company (subject to the availability of funds) from the excess interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. The interest only notes are divided into two major categories: at March 31, 2000, the first group had an effective weighted average interest rate of 1.045% on a notional balance of $169,459,000; and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $93,447,000. At December 31, 1999, the first group had an effective weighted average interest rate of 1.055% on a notional balance of $177,641,000 and the second group had an effective weighted average interest rate of 0.25% on a notional balance of $98,071,000.

(c) At March 31, 2000 and December 31, 1999, represents twelve below investment grade subordinate MBS purchased from third parties in the second quarter of 1999; and two investment grade ("BBB") subordinate MBS, six below investment grade subordinate MBS and three investment grade ("AAA") principal only notes purchased from HCP-2 in October 1998 in connection with the 1998-B securitization.

      The coupon interest rates on the twelve below investment grade subordinate MBS purchased from third parties are fixed and range from 6.25% to 6.68%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes represented a $6,068,000 (principal balance) subordinated interest in $1,042,925,000 of mortgage loans at March 31, 2000. These notes were carried at $3,629,000 at March 31, 2000 and at $3,640,000 at December 31, 1999.

      The coupon interest rates on the eight 1998-B subordinate MBS are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. The 1998-B subordinate MBS represented a $6,338,000 (principal balance) subordinated interest in $199,561,000 of mortgage loans at March 31, 2000 and a $6,360,000 subordinated interest in $208,447,000 of mortgage loans at December 31, 1999. These notes were carried at $3,515,000 at March 31, 2000 and at $3,546,000 at December 31, 1999.

      The three 1998-B principal only notes do not pay interest. These notes generate principal remittances, and are carried at a discount to face value. The difference between the carrying value and the face amount is accreted into income on the constant yield method. These notes had a principal balance of $1,252,000 and $1,281,000 at March 31, 2000 and December 31, 1999, and were carried at $1,031,000 and at $1,052,000 at March 31, 2000 and December 31, 1999.

(d) Represents four investment grade subordinate MBS ("AA" and "A") purchased from HCP-2, in October 1998 in connection with the 1998-B securitization. The coupon interest rates on the investment grade notes are fixed and range from 6.50% to 6.75%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These notes are carried at fair value.

(e) At March 31, 2000, represents seventeen below investment grade subordinate MBS purchased from third parties in the third quarter of 1999 and thirteen below investment grade subordinate MBS purchased from third parties in the first quarter of 2000. The coupon interest rates on these notes are fixed and range from 6.25% to 7.25%. These notes generate normal principal and interest remittances to the Company on a monthly basis. These thirty notes represented a $38,972,000 (principal balance) subordinated interest in $5,879,365,000 of mortgage loans at March 31, 2000. These notes were carried at $17,270,000 at March 31, 2000 on the balance sheet of HCP. Although HCP's balance sheet is not consolidated in the Company's consolidated balance sheet, the Company receives 97% of HCP's income and has guaranteed HCP's debts associated with these securities. See Note 6 "Equity Investments."

The carrying value at March 31, 2000 of the Company's mortgage securities by contractual maturity dates are presented below (dollars in thousands):

                               Available for Sale         Held to Maturity                Trading
                                 Carrying Value            Carrying Value             Carrying Value
                               ------------------         ----------------            --------------
Due after ten years                 $46,527                   $8,175                    $6,101

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

The average effective yield, which includes amortization of net premiums, (discounts) and deferred costs, for the periods shown below on the combined available for sale, held to maturity and trading mortgage securities portfolio (excluding securities owned by HCP) were as follows:

                                                2000            1999               1998
                                                ----            ----               ----
         Quarter ended March 31               9.905%           8.784%              6.116%
         Quarter ended June 30                                 8.752%              3.992%
         Quarter ended September 30                           (1.335)%             4.528%
         Quarter ended December 31                             9.701%              7.520%
                                                              -------             -------
                                                               6.494%              5.170%
                                                              =======             =======

There were no sales of mortgage securities during the first quarter of 2000. The proceeds, gross realized gains and losses from sales of available for sale mortgage securities in the first quarter of 1999 were as follows (dollars in thousands):

                                                                                         REALIZED
                                                             PROCEEDS                   GAIN (LOSS)
                                                             --------                   -----------
Hanover Capital 1998-B Subordinate MBS (a)                     $2,232                         $146

(a) relates to the sale in March 1999 of six subordinate MBS acquired in connection with the 1998-B securitization in October 1998.

5.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                         THREE MONTHS ENDED         THREE MONTHS ENDED
                                           MARCH 31, 2000             MARCH 31, 1999
                                         ------------------         ------------------
Balance, beginning of period                   $ 799                      $ 373
Loan loss provision                              103                        119
Transfers/sales                                   --                         39
Charge-offs                                       (5)                        (6)
Recoveries                                        --                         --
                                               -----                      -----
Balance, end of period                         $ 897                      $ 525
                                               =====                      =====

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

Until September 30, 1999, when Hanover wrote off its investment in HCP-2, Hanover recorded 99% of the earnings or losses of HCP-2 through its ownership of all the non-voting preferred stock of HCP-2. After September 30, 1999 Hanover has not recorded earning or losses of HCP-2

The table below reflects the activity recorded in Hanover's equity investments for the following periods (dollars in thousands):

                                          THREE MONTHS ENDED                                       YEAR ENDED
                                            MARCH 31, 2000                                     DECEMBER  31, 1999
                            -----------------------------------------------      -------------------------------------------------
                              HCP       HCP-2           HTC          Total         HCP          HCP-2          HTC          Total
                            -------   ----------      -------       -------      -------       -------       -------       -------
Beginning balance           $ 1,466   $       --      $   (30)      $ 1,436      $ 1,761       $ 5,728       $    --        $7,489
Applicable % of
      net income(loss)          114           --          (24)           90         (443)       (1,300)          (31)       (1,774)
Applicable % of
      comprehensive gain         73           --           --            73          148            --            --           148
Capital contribution             --           --           --            --           --            --             1             1
Write off of investment          --                        --            --           --        (4,428)           --        (4,428)
                            -------   ----------      -------       -------      -------       -------       -------       -------
Ending Balance              $ 1,653   $       --      $   (54)      $ 1,599      $ 1,466       $    --       $   (30)      $ 1,436
                            =======   ==========      =======       =======      =======       =======       =======       =======

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                       MARCH 31,     DECEMBER 31,
ASSETS                                                                   2000           1999
                                                                       --------      ------------
                                                                      (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                 $    492       $    534
  Accounts receivable                                                       740            669
  Receivables from related parties                                          109            187
  Accrued interest receivable                                               215            181
  Accrued revenue on contracts in progress                                  998            762
  Prepaid expenses and other current assets                                 185            170
                                                                       --------       --------
     Total current assets                                                 2,739          2,503
PROPERTY AND EQUIPMENT-Net                                                  108             57
NET INVESTMENT IN MORTGAGE SECURITIES
  AVAILABLE FOR SALE                                                     17,270         14,180
OTHER ASSETS                                                                816          1,032
                                                                       --------       --------
TOTAL ASSETS                                                           $ 20,933       $ 17,772
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Reverse repurchase agreement                                         $ 13,141       $ 10,842
  Accounts payable and accrued expenses                                     595            509
  Notes payable to related parties                                        5,484          4,896
  Other liabilities                                                          10             14
                                                                       --------       --------
    Total current liabilities                                            19,230         16,261
                                                                       --------       --------

TOTAL LIABILITIES                                                        19,230         16,261
                                                                       --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value, 100,000 shares authorized
    97,000 shares outstanding at March 31, 2000 and December 31, 1999         1              1
  Common stock:
    Class A: $.01 par value, 5,000 shares authorized
    3,000 shares outstanding at March 31, 2000 and December 31, 1999         --             --
  Additional paid-in-capital                                              2,840          2,840
  Retained earnings (deficit)                                            (1,355)        (1,472)
  Accumulated other comprehensive income                                    217            142
                                                                       --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                1,703          1,511
                                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 20,933       $ 17,772
                                                                       ========       ========

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                          THREE                  THREE
                                                       MONTHS ENDED            MONTHS ENDED
                                                      MARCH 31, 2000          MARCH 31, 1999
                                                      --------------          --------------
REVENUES:
  Due diligence fees                                      $ 1,542                   $ 884
  Mortgage sales and servicing                                 12                      72
  Assignments fees                                            171                       -
  Loan brokering and other income                               7                     226
  Net interest income on mortgage securities                  315                       -
                                                            -----                   -----
       Total revenues                                       2,047                   1,182
                                                            -----                   -----
EXPENSES:

  Personnel expense                                         1,479                   1,287
  General and administrative expense                           82                     155
  Other expenses                                              169                     266
  Interest expense                                             97                      14
  Depreciation and amortization                                12                      20
                                                            -----                   -----
       Total expenses                                       1,839                   1,742
                                                            -----                   -----

INCOME (LOSS) BEFORE INCOME TAXES                             208                   (560)
INCOME TAX PROVISION (BENEFIT)                                 91                   (140)
                                                            -----                   -----
NET INCOME (LOSS)                                           $ 117                 $ (420)
                                                            =====                 ======

HCP and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence, mortgage and investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), was an originator and servicer of multifamily mortgage loans until June 1999. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission

7.  NOTES RECEIVABLE FROM RELATED PARTIES

In connection with Hanover's original formation transactions in September 1997, Hanover agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Original Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of Hanover's common stock. The loans are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable Federal tax rate during the month the loans are made. At March 31, 2000 Hanover had loaned the Principals the full $1,750,000. These loans bear interest at 6.02% (on $482,600 of loans) and 5.70% (on $1,267,400 of loans) at March 31, 2000.

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

In November 1998, Hanover agreed to lend an additional $226,693 in unsecured loans to the Principals. These loans are due and payable in November 2002 and bear interest at 4.47% (the lowest applicable Federal tax rate in November
1999). A portion of these loans ($69,148) was repaid in February 1999, and another portion ($61,837) was forgiven on January 28, 2000. The Company reserved for this forgiveness on September 30, 1999. At March 31, 2000, the balance of these loans, net of the reserved amount, was $95,708.

During the first quarter of 2000 and the year ended December 31, 1999 Hanover advanced funds to HCP pursuant to an unsecured loan agreement. These loans to HCP bear interest at 1.00% below the prime rate. At March 31, 2000 the loans outstanding to HCP totaled $5,484,082.

Amounts due from related parties and due to related parties are detailed below (dollars in thousands):

                                                 INTERCOMPANY BALANCES
                                             ---------------------------------
                                             MARCH 31,            DECEMBER 31,
                                               2000                   1999
                                             ---------            ------------
Due from HanoverTrade                         $  212                 $  121
Due from HCP-2                                     1                     --
Due from Hanover Capital Mortgage Corp.           39                      6
                                              ------                 ------
                                              $  252                 $  127
                                              ======                 ======

Due to Hanover Capital Partners               $   33                $    88
                                              ======                =======

                                                   NOTES RECEIVABLE
                                             ---------------------------------
                                             MARCH 31,            DECEMBER 31,
                                               2000                   1999
                                             ---------            ------------
Principals (a) (b) (c) (e)                    $ 3,291                $ 3,049
HCP (d)                                         5,484                  4,869
                                              -------                -------
                                              $ 8,775                $ 7,918
                                              =======                =======

(a) Amounts reported for 2000 include loans to John A. Burchett, George J. Ostendorf, Irma N. Tavares, Joyce S. Mizerak, and Thomas P. Kaplan, the five most senior officers/stockholders of Hanover. Amounts reported for 1999 include loans to John A. Burchett, George J. Ostendorf, Irma N. Tavares and Joyce S. Mizerak.

(b) In March 1999, Hanover agreed to amend certain notes receivable (aggregating $1,203,880) from the Principals that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principals' voluntary termination of employment.

(c) Pursuant to the note agreements, the Company loaned the Principals $143,000 to purchase common stock in HCP-2 in order to complete the 1998-B securitization transaction. The Principals subsequently made payments on the loans totaling $69,000. In September 1999, the Company reserved for an expected forgiveness of $62,000 of these loans. This amount was subsequently forgiven on January 28, 2000. Summarized below is the change in Principals loans during the first quarter of 2000:

Balance at January 1, 2000                 $3,291
Loan repayments                               -0-
Provision for loan forgiveness                -0-
                                           ------
Balance at March 31, 2000                  $3,291
                                           ======

(d) In the first quarter of 2000 the Company advanced $1,298,000 to HCP to fund the purchase of certain subordinated mortgage securities pursuant to an unsecured loan agreement. In September 1999 the Company advanced $3,041,000 to HCP to fund the purchase of certain subordinated mortgage securities pursuant to an unsecured loan agreement.

(e) In September 1999 the Company loaned Mr. Kaplan $242,000 to purchase stock in the Company, pursuant to his employment agreement. The loan bears interest at 5.29% and is secured by the stock purchased. Mr. Kaplan's loan was reclassed to principal loans January 1, 2000.

(f) In March 2000, the Company amended the terms of the notes due from Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares to provide that the notes would be forgiven in the event of certain changes in control.

8.  REVERSE REPURCHASE AGREEMENTS

At March 31, 2000 the Company had a total of $75 million of committed mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with two lenders. All borrowings pursuant to the master reverse repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 125 basis points to LIBOR plus 238 basis points. The lender will typically finance an amount equal to 80% to 97% of the market value of the pledged collateral (mortgage loans) depending on certain characteristics of the collateral (delinquencies, liens, aging, etc.). The reverse repurchase agreement financing rates for mortgage securities, accomplished through individual Public Securities Association (PSA) agreements and through existing reverse repurchase agreements, bear interest rates that vary from LIBOR to LIBOR plus 288 basis points. The lender will typically finance an amount equal to 50% to 97% of the market value of the mortgage securities, depending on the nature of the collateral.

At March 31, 2000 the Company had no outstanding borrowings on mortgage loans under the above mentioned reverse repurchase agreements.

At March 31, 2000, the Company had outstanding borrowings on retained CMO securities of $3,342,000 with a weighted average borrowing rate of 8.03% and a weighted average remaining maturity of less than one month. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing borrowings at March 31, 2000 were collateralized by securities with a cost basis of $7,066,000.

At March 31, 2000, the Company had outstanding reverse repurchase agreement financing for mortgage securities (other than retained CMO securities) of $34,996,000 with a weighted average borrowing rate of 5.97% and a remaining maturity of less than one month. These mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at March 31, 2000 was collateralized by securities with a cost basis of $49,033,000.

The table below details the scheduled maturities of the Company's committed master reverse repurchase agreements at March 31, 2000, as modified as of May 2000.

                                   Maximum Borrowing                      Maturity Date
                                   -----------------                      -------------
                                     $50 million                          May 2000
                                     $25 million                          March 2001

Information pertaining to reverse repurchase agreement financing as of and for the three months and year ended March 31, 2000 and December 31, 1999 is summarized as follows (dollars in thousands):

                             REVERSE REPO FINANCING
                        THREE MONTHS ENDED MARCH 31, 2000
                        ---------------------------------

                                                                                                             OTHER
                                                            MORTGAGE              RETAINED CMO              MORTGAGE
                                                             LOANS                 SECURITIES              SECURITIES
                                                            --------              ------------             ----------
REVERSE REPURCHASE AGREEMENTS
Balance of borrowing at end of period                         --                     $3,342                 $34,996
Average borrowing balance during the period                   --                     $3,346                 $38,249
Average interest rate during the period                       --                     8.026%                  5.968%
Maximum month-end borrowing balance
  during the period                                           --                     $3,343                 $41,960

COLLATERAL UNDERLYING THE AGREEMENTS

Balance at end of period - carrying value                     --                     $7,066                 $49,033

                             REVERSE REPO FINANCING
                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                                                                                                             OTHER
                                                            MORTGAGE              RETAINED CMO              MORTGAGE
                                                             LOANS                 SECURITIES              SECURITIES
                                                            --------              ------------             ----------
REVERSE REPURCHASE AGREEMENTS
Balance of borrowing at end of period                         --                     $3,366                 $52,356
Average borrowing balance during the period                 $ 93,998                 $2,244                 $53,638
Average interest rate during the period                        6.364%                 7.164%                  5.510%
Maximum month-end borrowing balance
  during the period                                         $283,837                 $3,393                 $61,559

COLLATERAL UNDERLYING THE AGREEMENTS

Balance at end of period - carrying value                     --                     $7,201                 $60,465

Additional information pertaining to individual reverse repurchase agreement lenders at March 31, 2000 is summarized as follows (dollars in thousands):

                                                                                                          Weighted
                                                      Reverse                                             Average
                                                      Repurchase   Accrued      Total        Underlying   Maturity
Lender                    Type of Collateral          Financing    Interest     Financing    Collateral   Date
------                    ------------------          ----------   --------     ---------    ----------   --------
Lender A (committed)      Retained CMO Securities      $ 3,342      $    17      $ 3,359      $ 7,066      March 28, 2001
Lender B                  Mortgage Securities           26,220           26       26,246       37,907      April 26, 2000(a)
Lender C                  Mortgage Securities            7,827            7        7,834        9,714      April 26, 2000(a)
Lender D                  Mortgage Securities              475           --          475          704      April 27, 2000(a)
Lender E                  Mortgage Securities              474           --          474          707      April 27, 2000(a)
                                                       -------      -------      -------      -------
Total                                                  $38,338      $    50      $38,388      $56,098
                                                       =======      =======      =======      =======


(a) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.

9. CMO BORROWING

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

Information pertaining to the CMOs as of and for the quarter ended March 31, 2000 is summarized as follows (dollars in thousands):

                                                  1999-B            1999-A           1998-A
                                              SECURITIZATION    SECURITIZATION   SECURITIZATION         TOTAL
                                              --------------    --------------   --------------       --------
Balance of borrowing at end of period            $ 88,579          $101,580         $ 51,999          $242,158
Average borrowing balance during the period      $ 91,089          $103,550         $ 53,016          $247,655
Average interest rate during the period             7.077%            7.233%           6.879%            7.261%
Interest rate at end of period                      7.166%            7.156%           6.956%            7.117%
Maximum month-end borrowing balance
   during the period                             $ 91,795          $103,997         $ 53,365          $249,157

CMO collateral
Balance at end of period - carrying balance      $ 92,365          $109,054         $ 55,279          $256,698

Information pertaining to the CMOs as of and for the year ended December 31, 1999 is summarized as follows (dollars in thousands):

                                                  1999-B            1999-A           1998-A
                                              SECURITIZATION    SECURITIZATION   SECURITIZATION         TOTAL
                                              --------------    --------------   --------------       --------
Balance of borrowing at end of period            $ 94,718          $105,993         $ 54,252          $254,963
Average borrowing balance during the period      $ 98,658          $108,977         $ 57,634          $265,270
Average interest rate during the period             6.250%            7.063%           6.670%            6.675%
Interest rate at end of period                      6.380%            7.131%           6.947%            6.813%
Maximum month-end borrowing balance
   during the period                             $ 99,973          $110,513         $ 59,088          $269,575


CMO collateral
Balance at end of period - carrying balance      $ 98,507          $113,662         $ 57,664          $269,833

10. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. The repurchases were made from time to time in open market transactions. During the year ended December 31, 1998, the Company repurchased a total of 146,900 shares of its common stock at an average price of $9.16 per share for a total cost of $1,345,000. During the year ended December 31, 1999, the Company repurchased a total of 495,000 shares at an average price of $4.51 per share for a total cost of $2,236,000. Through December 31, 1999 the Company had repurchased a total of 641,900 shares at an average price of $5.58 per share for a total of $3,580,000. In October, 1999, the Board of Directors of the Company authorized a second share repurchase program pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions. During the quarter ended March 31, 2000, the Company repurchased 77,975 shares at an average price of $3.22 per share for a total of $250,000 pursuant to the second share repurchase program.

11.  AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services.

The consolidated statement of operations of the Company for the quarter ended March 31, 2000 includes management and administrative expenses of $222,000 relating to billings from HCP. The 1999 consolidated statement of operations of the Company for the three months ended March 31, 1999 includes management and administrative expenses of $194,000 and due diligence expenses of $63,000 relating to billings from HCP. The 1999 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During the three months ended March 31, 2000 and 1999 the Company recorded $46,000 and $43,000 of interest income generated from loans to the Principals and $97,000 and $8,000 of interest income from loans to HCP. The term of the Management Agreement continues until December 31, 2000 with subsequent renewal.

12. EARNINGS PER SHARE

Calculations for earnings per share are show below (dollars in thousands, except per share data):

                                                                    Three Months    Three Months
                                                                        Ended          Ended
                                                                      March 31,       March 31,
                                                                        2000            1999
                                                                    ------------    ------------
EARNINGS PER SHARE BASIC:
   Net income [numerator]                                            $      690      $      736
                                                                     ==========      ==========

   Average common shares
         outstanding [denominator]                                    5,814,322       6,244,955
                                                                     ==========      ==========

   Per share                                                         $     0.12      $     0.12
                                                                     ==========      ==========

EARNINGS PER SHARE DILUTED:
   Net income [numerator]                                            $      690      $      736
                                                                     ==========      ==========

   Average common shares
         Outstanding                                                  5,814,322       6,244,955
                                                                     ==========      ==========

   Add: Incremental shares from assumed conversion of  Warrants
                                                                              0         163,645
                                                                     ----------      ----------
Dilutive potential common shares                                              0         163,645
                                                                     ----------      ----------

Adjusted weighted average shares outstanding [denominator]            5,814,322       6,408,600
                                                                     ==========      ==========
   Per share                                                         $     0.12      $     0.11
                                                                     ==========      ==========

13. STOCK WARRANTS AND STOCK OPTIONS

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

14. GAIN ON SALE OF SERVICING RIGHTS

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

15. COMMITMENTS AND CONTINGENCIES

Hanover has guaranteed two reverse repurchase financing agreements for HCP. The amount of reverse repurchase financing outstanding at March 31, 2000 was $13,141,109.

16.  SUBSEQUENT EVENTS

On April 28, 2000 a $0.12 cash dividend was declared by the Board of Directors to be paid on May 22, 2000 to stockholders of record as of May 15, 2000.

On April 27, 2000, the Company's affiliate, HCP, purchased $907,904, (principal balance) of subordinate mortgage backed securities at purchase prices of $523,670. HCP funded these purchases with a loan of $528,588 from the Company.

On April 11, 2000, Hanover adopted a Stockholder Protection Rights Agreement, and a dividend of one right for each share of the Company's common stock was declared by the Board of Directors to be distributed on April 28, 2000 to stockholders of record as of April 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover and its wholly-owned subsidiaries (together referred to as the "Company") is to (i) acquire primarily single-family mortgage loans that are at least twelve months old or that were intended to be of certain credit quality but that do not meet the originally intended market parameters due to errors or credit deterioration, (ii) securitize the mortgage loans and retain interests therein and (iii) acquire subordinated mortgage securities similar in nature to the retained interests generated from internal securitizations. The principal business strategy of the Company's primary unconsolidated subsidiary, Hanover Capital Partners Ltd. ("HCP"), is to generate consulting fee income by (i) performing loan file due diligence reviews for third parties, (ii) performing loan sale advisory services and (iii) brokering and trading portfolios of loans. Prior to June 30, 1999, HCP was also engaged in the business of originating multifamily and commercial loans.

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

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,     March  31,
                                                         2000           1999
                                                       ---------     ----------
Net interest income                                     $ 1,484       $ 2,051
Loan loss provision                                        (103)         (119)
Gain on sale of servicing rights                             --           342
Gain  on sale of mortgage assets                             --           163
Gain  on mark to market of mortgage assets, net of
  associated hedge                                          199            --
                                                        -------       -------
Total revenues                                            1,580         2,437
Expenses                                                    980           825
                                                        -------       -------
   Operating income                                         600         1,612

Equity in income of unconsolidated subsidiaries              90          (876)
                                                        -------       -------
Net income                                              $   690       $   736
                                                        =======       =======
Basic earnings  per share                               $  0.12       $  0.12
                                                        =======       =======
Dividends declared per share                            $  0.12       $  0.20
                                                        =======       =======

The Company recorded a net income of $690,000 or $0.12 per share based on 5,814,322 weighted shares of common stock outstanding for the three months ended March 31, 2000 compared to a net income of $736,000 or $0.12 per share based on 6,244,955 weighted shares of common stock outstanding for the three months ended March 31, 1999. Total revenue for the first quarter of 2000 was $1,580,000 compared with $2,437,000 for the first quarter of 1999. The first quarter 2000 revenue was enhanced by net mark to market gains of $199,000 on mortgage securities held in a trading account and by the recovery of $197,000 of mortgage interest previously written off. The first quarter of 1999 benefited from a gain on sale of servicing rights of $342,000 and from a gain on sale of mortgage assets of $163,000.

The Company's equity in income of Hanover Capital Partners Ltd. ("HCP"), its consulting subsidiary, increased from a loss of ($408,000) in the three months ended March 31, 1999 to income of $114,000 for the three months ended March 31, 2000. The Company believes that its increased focus on building fee income revenue in HCP is beginning to bear fruit. HCP's total revenue for the first quarter of 2000 was $2,047,000 compared with $1,182,000 for the first quarter of 1999, a 73.1% increase. Due diligence fees were $1,542,000, an increase of $658,000 or 74.4% over the $884,000 earned in the first quarter of 1999. HCP's investments in subordinate mortgage backed securities contributed $315,000 of net interest income (net of interest expense and loan loss provision) for the first quarter of 2000. These increases were offset by a decrease in mortgage sales and loan brokering revenue from $298,000 in the first quarter of 1999 to $19,000 for the first quarter of 2000.

During the three months ended March 31, 2000, the Company did not record any equity in losses of HCP-2. In the three months ended March 31, 1999, the Company reflected equity in losses of HCP-2 of $468,000. The Company has elected to liquidate HCP-2, and in connection with this decision took a provision of $4,793,000 and recognized certain other operating expenses in the quarter ended September 30, 1999. The Company does not anticipate any future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries is a ($24,000) loss from a recently organized subsidiary, HanoverTrade.com, Inc. ("HTC"). HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

Operating expenses for the three months ended March 31, 2000 were $980,000, compared to $825,000 for the three months ended March 31, 1999. Personnel expenses increased $167,000 resulting primarily from the reallocation of certain personnel expenses from HCP to the Company to better reflect the proper allocation of the affected individuals' time, and from the addition of a new chief financial officer in July 1999. Due diligence expenses decreased $63,000 and this savings was offset by an increase in premises expenses previously allocated to HCP

The Management Agreement by and between Hanover and HCP, whereby HCP provides Hanover due diligence, asset management and administrative services, was amended in September 1999 (retroactive to July 1, 1999). The amendment reallocated certain asset management and administrative service expenses between Hanover and HCP to more accurately reflect current top management personnel expense and certain other occupancy related charges. As a result of this amendment, the Company recorded additional personnel and occupancy expenses that were previously allocated to HCP. Hanover will continue to record similar expenses in future periods.

The Company's first quarter 2000 and 1999 operating expenses did not include any incentive bonus compensation pursuant to the Company's incentive bonus plan. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

The table below highlights the Company's historical trends and components of return on average equity.

COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                       Gain (loss) on      Other                        Equity in
                        Net Interest     Sale of          Gains or      Operating     Earnings (Loss)   Annualized
       For the            Income/        Assets/         (Losses)/      Expenses/    of Subsidiaries/    Return on
    Quarter Ended          Equity        Equity            Equity        Equity           Equity          Equity
    -------------          ------        ------            ------        ------           ------          ------
June 30, 1997 (2)           0.00%         0.00%            0.00%          0.00%            0.00%           0.00%
September 30, 1997 (3)      4.85%         0.00%            0.00%          3.59%            0.97%           2.23%
December 31, 1997           7.71%         0.18%            0.00%          4.26%           (1.41)%          2.22%
March 31, 1998             10.78%         0.00%            0.00%          4.37%           (0.03)%          6.38%
June 30, 1998               3.47%        (0.25)%           0.00%          5.00%           (1.50)%         (3.28)%
September 30, 1998          8.23%         0.00%            0.00%          4.89%           (1.52)%          1.82%
December 31, 1998          11.12%       (32.76)%           0.00%          7.55%           (4.89)%        (34.08)%
March 31, 1999             11.36%         2.97%            0.00%          4.85%           (5.15)%          4.33%
June 30, 1999               9.89%         0.01%            0.00%          5.25%           (4.30)%          0.35%
September 30, 1999         (6.57)%        1.19%           (75.10)%        8.65%           (3.65)%        (92.78)%
December 31, 1999          11.01%         0.00%            0.13%          9.46%            2.81%           4.51%
March 31, 2000             10.91%         1.57%            0.00%          7.74%            0.71%           5.45%

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

                                          Interest Earning Assets and Related Liabilities
                                              Quarter Ended                    Quarter Ended
                                              March 31, 2000                   March 31, 1999

                                          Average        Effective         Average        Effective
                                          Balance         Rate(1)          Balance         Rate(1)
                                         --------       -----------       --------       -----------
Interest earning assets:
  Mortgage loans                         $    334           251.635%      $246,329             7.092%
  CMO collateral                          262,909             7.205%       124,784             6.825%
  FNMA MBS                                 44,515             7.041%        57,552             6.783%
  Private placement notes                  17,390            17.226%        18,334            15.069%
                                         --------       -----------       --------       -----------
                                         $325,148             7.970%      $446,999             7.306%
                                         --------       -----------       --------       -----------
Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                            --             0.000%      $225,835             6.432%
  CMO borrowings                         $247,655             7.348%        98,357             6.879%
  Reverse repurchase borrowings on:
    CMO collateral                          3,346             8.026%        18,194             5.956%
    FNMA MBS                               33,957             5.927%        56,420             5.069%
    Private placement notes                 4,292             6.539%         4,037             5.455%
                                         --------       -----------       --------       -----------
                                         $289,250             7.177%       402,843             6.319%
                                         --------       -----------       --------       -----------
     Net interest earning assets         $ 35,898                         $ 44,156
                                         ========                         ========
Net interest spread                                           0.793%                           0.986%
                                                        ===========                      ===========
Yield on net interest earning
  assets (2)                                                 14.360%                          16.303%
                                                        ===========                      ===========


(1)   Loan loss provisions are excluded in the above calculations.

(2) Yield on net interest earning assets is computed by dividing the applicable net interest income by the average daily balance of net interest earning assets.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2000 was $1,484,000 compared to net interest income of $2,051,000 for 1999. The following table reflects net interest income generated for each period (dollars in thousands):

                                         Net Interest Income
                                            Quarter Ended
                                       -----------------------
                                        March 31,    March 31,
                                           2000         1999
                                       ---------   -----------
Mortgage loans                         $     210   $     736
CMO collateral                               119         166
FNMA MBS                                     280         261
Private placement notes                      679         637
Other                                        196         251
                                       ---------   ---------
Total net interest income              $   1,484   $   2,051
                                       =========   =========

Mortgage Loans Held for Sale

Net interest income generated from investments in mortgage loans (classified as held for sale) during the quarters ended March 31, 2000 and 1999, respectively, is detailed below (dollars in thousands):

                                        Mortgage Loans Held for Sale
                                               Quarter Ended
                                        ----------------------------
                                          March 31,      March 31,
                                            2000           1999
                                          ---------      ---------
Average asset balance                     $    334       $246,329
Average repo borrowing balance                 -0-        225,835
                                          --------       --------
Net interest earning assets               $    334       $ 20,494

Average leverage ratio                           0%        91.680%

Effective interest income rate             251.635%         7.092%
Effective interest expense rate                0.0%         6.432%
                                          --------       --------
Net interest spread                        251.635%         0.660%
Interest income                           $    210       $  4,367
Interest expense                                 0          3,631
                                          --------       --------
Net interest income                       $    210       $    736
                                          ========       ========

Yield on net interest earning assets       251.635%        14.369%

In March 1999, the Company securitized $138,357,000 (par value) of mortgage loans and in August 1999, the Company securitized $111,575,000 (par value) of mortgage loans. These loans were transferred from the held for sale category to the CMO collateral category. As a result of these transactions, the Company's mortgage loans held for sale and held to maturity portfolios were essentially eliminated. Accordingly, the Company's net interest income from mortgage loans held for sale and held to maturity declined to $210,000 in the quarter ended March 31, 2000 compared to $736,000 in 1999. Net interest income for the quarter ended March 31, 2000 was enhanced by a recovery of $197,000 of interest which had previously been written off. The Company did not purchase any mortgage loans during the quarters ended March 31, 2000 and 1999 respectively.

Mortgage Loans - CMO Collateral

Net interest income generated from the Mortgage Loans - CMO collateral during the first quarter of 2000 and 1999 and 1998 is detailed below (dollars in thousands):

                                       Mortgage Loans - CMO Collateral
                                               Quarter Ended
                                       -------------------------------
                                          March 31,        March 31,
                                            2000             1999
                                          ---------        ---------
Average asset balance                     $ 262,909        $ 124,784
Average CMO borrowing balance               247,655           98,357
Average repo borrowing balance                3,346           18,194
                                          ---------        ---------
Net interest earning assets               $  11,908        $   8,233

Average leverage ratio                       95.470%          93.402%

Effective interest income rate                7.205%           6.825%
Effective interest expense rate               7.357%           6.737%
                                          ---------        ---------
Net interest spread                          (0.152%)          0.088%

Interest income                           $   4,736        $   2,129
Interest expense                              4,617            1,963
                                          ---------        ---------
Net interest income                       $     119        $     166
                                          =========        =========
Yield on net interest earning assets          4.005%           8.065%


In 1999, the Company securitized $249,932,000 (par value) of mortgage loans in two securitizations, $138,357,000 (par value) in March 1999 and $111,575,000 (par value) in August 1999. The securitizations were accomplished in a grantor/owner trust format (CMO) through a wholly-owned subsidiary, Hanover SPC-A, Inc. The transactions were accounted for as financings for both GAAP and tax accounting purposes. In 1998, the Company securitized $102,977,000 in a REMIC CMO format. This transaction was accounted for as a financing for GAAP and a sale for tax.

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

The Company's net equity in these transactions was leveraged through reverse repurchase financing. At March 31, 2000 the Company had $3,342,000 of reverse repurchase financing against its net equity in these transactions.

Interest expense includes the interest on CMO borrowings, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs and interest rate caps.

FNMA Mortgage Securities

Net interest income in the first quarter of 2000 and 1999 generated from investments in FNMA mortgage securities is detailed below (dollars in thousands):

                                          FNMA Mortgage Securities
                                              Quarter Ended
                                          -----------------------
                                          March 31,     March 31,
                                           2000          1999
                                          ---------     ---------
Average asset balance                     $44,515       $57,552
Average repo borrowing balance             33,957        56,420
                                          -------       -------
Net interest earning assets               $10,558       $ 1,132

Average leverage ratio                     76.282%       98.033%

Effective interest income rate              7.041%        6.783%
Effective interest expense rate             5.927%        5.069%
                                          -------       -------
Net interest spread                         1.114%        1.714%

Interest income                           $   783       $   976
Interest expense                              503           715
                                          -------       -------
Net interest income                       $   280       $   261
                                          =======       =======

Yield on net interest earning assets       10.623%       92.226%

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

Private Placement MBS

Net interest income (expense) generated from private placement mortgage-backed securities is detailed below (dollars in thousands):

                                           Private Placement MBS
                                              Quarter Ended
                                          -----------------------
                                          March 31,     March 31,
                                            2000          1999
                                          ---------     ---------
Average asset balance                     $17,390       $18,334
Average repo borrowing balance              4,292         4,037
                                          -------       -------
Net interest earning assets               $13,098       $14,297

Average leverage ratio                     24.682%       22.019%

Effective interest income rate             17.226%       15.069%
Effective interest expense rate             6.539%        5.455%
                                          -------       -------
Net interest spread                        10.687%        9.614%

Interest income                           $   749       $   692
Interest expense                               70            55
                                          -------       -------
Net interest income                       $   679       $   637
                                          =======       =======

Yield on net interest earning assets       20.728%       17.784%

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

The Company's investment in 1998-B private placement MBS at March 31, 2000 includes a $13,440,000 investment in six investment grade ("AA", "A" and "BBB") notes, six interest only notes, six below investment grade notes and three principal only notes. The Company's investment in 1998-B private placement MBS at December 31, 1999 includes a $13,567,000 investment in the same securities.

The 1998-B interest only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the net coupon rate. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates.

In the second quarter of 1999, the Company purchased twelve below investment grade subordinate MBS from third parties. At March 31, 2000, these securities had an aggregate book value $3,629,436.

Other interest income

Interest income generated during 2000 and 1999 from non-mortgage assets is detailed below (dollars in thousands):

                                                          Other Interest Income
                                                               Quarter Ended
                                                        --------------------------
                                                        March 31,        March 31,
                                                             2000             1999
                                                            -----            -----
Overnight investing                                          $ 52            $ 199
Related party notes                                           144               52
                                                            -----            -----
                                                            $ 196            $ 251
                                                            =====            =====

Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Home Loan Bank discount notes and, to a much lesser extent, investments in the highest rated commercial paper and savings accounts. Interest rates on overnight investments ranged from 4.80% to 5.81%.

The Company had maintained a significantly higher liquidity balance in the first quarter of 1999 as compared to 2000. (Cash and cash equivalent balances at March 31, 2000 and 1999 were $1,118,000 and $21,994,000, respectively.) Accordingly, interest income generated from overnight investing was considerably higher in 1999. In the first quarter of 2000, excess cash was applied to reduce borrowings against FNMA collateral.

Notes receivable due from HCP earn interest at the prime rate less one percent. The balance due from HCP at March 31, 2000 and 1999 was $5,484,000 and $603,000, respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at March 31, 2000 and 1999 was $3,291,000 and $3,123,000,
respectively.

In February 2000 Hanover advanced $1,297,000 to HCP to fund the purchase of certain third party private placement notes by HCP. This advance is included in the notes receivable due from HCP at March 31, 2000.

TAXABLE INCOME

Hanover's taxable income for the quarter ended March 31, 2000 is estimated at $377,000. Taxable income differs from GAAP net income for the quarter ended March 31, 2000 due to various recurring and one time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the quarter ended March 31, 2000 (dollars in thousands):

GAAP net income                                                                   $ 690
Recurring adjustments:
Add:          Loan loss provision, net of realized losses                            98
Less:         Tax amortization of net premiums
                    on mortgages, CMO collateral and
                    mortgage securities and interest accrual
                    in excess of GAAP amortization and
                    interest accrual                                               (304)
              Equity in income of unconsolidated subsidiaries                       (90)
              Other                                                                 (17)
                                                                                  -----
Estimated taxable income                                                          $ 377
                                                                                  =====

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

LIQUIDITY

With the completion of the 1999-B securitization in August 1999, and the concomitant reduction of mortgage loans held for sale to close to zero, the Company believes it has substantially reduced its exposure to liquidity events. The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

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

The Company had two committed reverse repurchase agreement lines of credit in place at March 31, 2000 and four uncommitted lines of credit. Management may add additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the quarter ended March 31, 2000 was $392,000 compared to net income of $690,000. The most significant uses of cash not reflected in net income were loans to related parties of $588,000, consisting primarily of loans to HCP which were used to fund purchases by HCP of subordinate MBS, and a decrease of $442,000 in accrued interest payable.

Net cash provided by investing activities amounted to $14,511,000 for the quarter ended March 31, 2000. The majority of cash proceeds from investing activities was generated from principal payments received on collateral for CMOs of $12,940,000 and principal payments received on mortgage securities of $1,674,000.

Net cash used in financing activities totaled $31,023,000 during the quarter ended March 31, 2000. The Company made net repayments to its reverse repurchase lenders of $17,384,000 and principal payments on CMOs of $12,805,000. The Company also paid dividends of $583,000 and purchased an additional 77,975 shares of its common stock for $250,000 during this period.

CAPITAL RESOURCES

The Company had no significant capital expenditure during the first quarter of 2000 and management does not anticipate the need for any material capital expenditures in the near future.

YEAR 2000 (Y2K) DISCLOSURE

The Company did not experience any material Y2K issues. Nevertheless, there still remain some future dates that could potentially cause computer systems problems.

The Company did not incur any significant costs associated with Y2K non-compliance by its third party vendors. The Company does not own any non-IT systems (i.e. elevator systems, building air management systems, security and fire control systems). The Company received written and/or verbal confirmation that the non-IT systems located in the Company's principal leased facilities are all Y2K compliant.

OTHER MATTERS

REIT Requirements

Hanover has elected to be treated as a REIT for tax purposes, pursuant to the Internal Revenue Code of 1986 , as amended (sometimes referred to as the "Code"). Hanover believes that it was in full compliance with the REIT tax rules as of March 31, 2000 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

Defaults on Mortgage Assets

The Company makes long-term investments in mortgage assets and securities. During the time it holds mortgage assets for investment, the Company is subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by the Company or on any mortgage loan collateralizing below investment grade MBS held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of March 31, 2000, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments.

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

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 2000, Management calculates that the Company is in compliance with this requirement.

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

As in previous Clinton Administration proposals, the administration proposes a "closely held REIT" ownership test, under which no "person" (i.e., a corporation, partnership or trust, including a pension or profit sharing trust) could own stock of a REIT possessing 50% or more the total combined voting power of all classes of voting stock or 50% or more of the total value of shares of all classes of stock. This 2001 proposal contains an exception for REITs owning more than 50% of another REIT. Further, there is a newly proposed "limited look-through rule" for partnerships that own REITs. There is no exception for publicly traded REITs. This proposal, if enacted, would be effective for entities electing REIT status for taxable years beginning on or after the date of first committee action (an entity that has elected REIT status prior to this date will avoid these restrictions so long as it has sufficient business assets or activities as of such date). It is presently uncertain whether these REIT proposals , or any other proposals regarding REITs, will be enacted.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 2000 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At March 31, 2000 the Company had forward commitments to sell $6.8 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the expected sale of approximately $7 million principal balance of AA and A rated subordinate mortgage-backed securities held in a trading account.

The Company generally hedges its "held for sale" fixed rate mortgage loan pools by selling short similar coupon and duration matched Agency securities, usually for 30 to 60 day periods. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the hedged fixed mortgage loan pools to reflect current market pricing. The costs or gains of the individual hedging transactions can vary greatly depending upon market conditions. Net hedging losses on the fixed rate mortgage pools were $8,000 during the first quarter of 2000.

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

At March 31, 2000 the Company had the following interest rate caps in effect (dollars in thousands):

      NOTIONAL AMOUNT                  INDEX                    STRIKE %                       MATURITY DATE
-------------------------------------------------------------------------------------------------------------
          $ 28,171                 3 Month LIBOR                  5.75%                          March, 2001
            27,277                 3 Month LIBOR                  5.75%                          April, 2001
            75,000                 1 Month LIBOR                  7.25%                         August, 2002
            35,000                 1 Month LIBOR                  7.75%                         August, 2004
          --------
          $165,448
          ========

In addition, the Company's affiliate, HCP, had the following interest rate caps in effect at March 31, 2000:

      NOTIONAL AMOUNT                  INDEX                    STRIKE %                       MATURITY DATE
-------------------------------------------------------------------------------------------------------------
          $11,000                  3 month LIBOR                 7.695%                        October, 2003

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At March 31, 2000, the Company owned a de minimus amount of mortgage loans held for sale. If the Company resumes its strategy of purchasing mortgage loans, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its repo financing and the yield on the mortgage loans. The Company's repo financing agreements at March 31, 2000 were indexed to LIBOR plus a spread of 125 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At March 31, 2000, the Company had a total of $34,996,000 of floating rate reverse repo financing compared to $60,803,000 of fixed rate mortgage-backed securities investments, and the Company's affiliate, HCP, had $13,141,000 of such financing against $17,270,000 of fixed-rate securities. The Company has attempted to hedge exposure by using the rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held in trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At March 31, 2000, the Company did not have any significant mortgage loans held for sale. The mortgage securities held in trading were hedged with the short sale of mortgage securities described above.

In the case of mortgage loans held for sale, hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains ("Hedging Gains") and losses ("Hedging Costs") along with the other related hedging costs are amortized over the estimated life of the asset or liability. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions. Net Hedging Costs on fixed mortgage pools were $8,000 through the first quarter of 2000.

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A and 1999-B securitizations reflect $168,666,000 of fixed rate mortgage loans and $88,032,000 of adjustable rate mortgage loans at March 31, 2000. The primary financing for this asset category is the CMOs ($242,158,000) and to a much lesser extent repo agreements ($3,342,000). The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A and 1999-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization.

Mortgage Securities

At March 31, 2000 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities ($60,803,000). The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the first quarter of 2000, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

ITEM 5.  OTHER INFORMATION

         Robert E. Campbell has resigned from the Company's Board of Directors. Mr. Campbell cited increasing commitments to the Robert Wood Johnson Foundation and other charitable organizations as the reason for his resignation. The Board elected James F. Stone to replace Mr. Campbell. Mr. Stone is a retired general partner of First American Capital. Among his professional affiliations, Mr. Stone is a member of the Board of Magic Seasoning Blends, Fiber Composites Corporation of North Carolina, Oracle Lens Manufacturing Company, and the South County Hospital in Rhode Island.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed with this Form 10-Q

                  Exhibit 27       Financial Data Schedule.

                  Exhibit 10.31 Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Hanover Capital Mortgage Holdings, Inc. and Hanover Capital Partners Ltd. dated as of March 27, 2000.

                  Exhibit 10.32.1 Third Amendment to Warehousing Credit and Security Agreement dated as of April 30, 1999 by and between Bank United and the Company.

                  Exhibit 10.33*   Stockholder Protection Rights Agreement.

         (b) Reports on Form 8-K

                  On April 21, 2000 the Company filed a report on Form 8-K, describing the terms of a shareholder rights plan adopted on April 11, 2000.

* Incorporated by reference to the Company's report on Form 8-K filed April 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                  By:      /s/ John A. Burchett
Dated: May 15, 2000                  -------------------------------------------
       ------------
                                           John A. Burchett
                                           Chairman of the Board of Directors


                                  By:      /s/ Thomas P. Kaplan
Dated: May 15, 2000                  -------------------------------------------
       ------------
                                           Thomas P. Kaplan
                                           Chief Financial Officer