Form 10-Q
period 2000-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2000-08-11
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

             The registrant had 4,904,004 shares of common stock outstanding as of July 18, 2000.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000

                                      INDEX



PART I.      FINANCIAL INFORMATION


                                                                                 Page No.
                                                                                 --------
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of
                June 30, 2000 and December 31, 1999                                 3

                Consolidated Statements of Operations
                for the Three and Six Months Ended June 30, 2000 and 1999           4

                Consolidated Statement of Stockholders'
                Equity for the Six Months Ended June 30, 2000                       5

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2000 and 1999                     6

                Notes to Consolidated Financial Statements                          7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                14

   Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk                                                  20

PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings                                                  23
   Item 2.      Changes in Securities                                              23
   Item 3.      Defaults Upon Senior Securities                                    23
   Item 4.      Submission of Matters to a Vote of Security Holders                23
   Item 5.      Other Information                                                  23
   Item 6.      Exhibits and Reports on Form 8-K                                   23

   Signatures                                                                      23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                 JUNE 30,   DECEMBER 31,
                                                   2000         1999
                                                ---------    ----------
                                               (unaudited)
ASSETS
Mortgage loans:
  Held for sale                                 $     352    $     251
  Collateral for CMOs                             243,112      269,833
Mortgage securities:
  Available for sale                               44,347       48,529
  Held to maturity                                  4,616        8,238
  Trading                                              --        5,919
  Collateral for CMOs                               9,908           --
Cash and cash equivalents                           3,044       18,022
Accrued interest receivable                         2,699        2,926
Equity investments
  Hanover Capital Partners Ltd.                     1,757        1,466
  HanoverTrade.com, Inc.                              (99)         (30)
Notes receivable from related parties              11,470        8,187
Due from related parties                               89          232
Other receivables                                     276          151
Prepaid expenses and other assets                   3,463        1,910
                                                ---------    ---------
  TOTAL ASSETS                                  $ 325,034    $ 365,634
                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                   $  33,404    $  55,722
CMO borrowing                                     241,164      254,963
Accrued interest payable                            2,005        2,433
Dividends payable                                      --          583
Due to related party                                   --           88
Accrued expenses and other liabilities              1,364        1,339
                                                ---------    ---------
  TOTAL LIABILITIES                               277,937      315,128
                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares                          --           --
Common stock, par value $.01
  authorized, 90 million shares, 4,908,954 and
  5,826,899 shares outstanding at June 30, 2000
  and December 31, 1999, respectively                  58           58
Additional paid-in-capital                         71,793       75,840
Retained earnings (deficit)                       (24,761)     (25,496)
Accumulated other comprehensive (loss) income           7          104
                                                ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                       47,097       50,506
                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 325,034    $ 365,634
                                                =========    =========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                       THREE                           SIX
                                                    MONTHS ENDED                   MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                           -------------   -------------   -------------   -------------
REVENUES:
  Interest income                           $  6,466          $  7,566       $ 13,140        $ 15,980
  Interest expense                             5,041             5,833         10,231          12,196
                                            --------          --------       --------       ---------

         Net interest income                   1,425             1,733          2,909           3,784
  Loan loss provision                             99               113            202             232
                                            --------          --------       --------       ---------
         Net interest income
           after loan loss provision           1,326             1,620          2,707           3,552
  Gain on sale of servicing rights                --                 2             --             344
  Gain on sale of mortgage assets                 --                --             --             163
  Gain on mark to market of mortgage
    securities, net of associated hedge          316                --            515              --
                                            --------          --------       --------       ---------
                Total revenue                  1,642             1,622          3,222           4,059

EXPENSES:
  Personnel                                      341               180            697             370
  Management and administrative                  218               177            441             370
  Due diligence                                   --                44             --             107
  Commissions                                     --                 5             --               5
  Legal and professional                         127               328            319             552
  Financing/commitment fees                      115                71            178             148
  Other                                          158                55            304             133
                                            --------          --------       --------       ---------
                Total expenses                   959               860          1,939           1,685
                                            --------          --------       --------       ---------

                Operating income                 683               762          1,283           2,374

Equity in income/(loss) of unconsolidated subsidiaries

  Hanover Capital Partners Ltd.                   98              (276)           211            (684)
  Hanover Capital Partners 2, Inc.                --              (428)            --            (896)
  HanoverTrade.com, Inc.                         (46)               --            (69)             --
                                            --------          --------       --------       ---------

NET INCOME                                  $    735          $     58       $  1,425       $     794
                                            ========          ========       ========       =========

BASIC EARNINGS PER SHARE                    $   0.14          $   0.01       $   0.26       $    0.13
                                            ========          ========       ========       =========

DILUTED EARNINGS PER SHARE                  $   0.14          $   0.01       $   0.26       $    0.13
                                            ========          ========       ========       =========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                        (in thousands except share data)
                                   (unaudited)

                                                                                                     ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                    RETAINED       OTHER
                                    -------------------     PAID-IN      COMPREHENSIVE   EARNINGS   COMPREHENSIVE
                                    SHARES       AMOUNT     CAPITAL      INCOME (LOSS)  (DEFICIT)       INCOME          TOTAL
                                    ------       ------    ----------    -------------  ----------  -------------      --------
Balance, December 31, 1999        $5,826,899      $58      $ 75,840                     $(25,496)        $ 104         $ 50,506

Repurchase of common stock          (917,945)                (4,047)                                                     (4,047)
Comprehensive income:
  Net  income                                                              $ 1, 425        1,425                          1,425
  Other comprehensive (loss):
    Change in net unrealized
      gain (loss) on securities
      available for sale                                                       (176)                      (176)            (176)
    Equity in other comprehensive
      income of unconsolidated
      subsidiary                                                                 79                         79               79
                                                                           --------
Comprehensive income:                                                      $  1,328
                                                                           ========
  Dividends declared                                                                        (690)                          (690)
                                  ----------      ---      --------                     --------         -----         --------
Balance, June 30, 2000            $4,908,954      $58      $ 71,793                     $(24,761)        $   7         $ 47,097
                                  ==========      ===      ========                     ========         =====         ========


                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          SIX
                                                                     MONTHS ENDED
                                                                ----------------------
                                                                 JUNE 30,     JUNE 30,
                                                                  2000         1999
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $   1,425    $     794
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
    Amortization of net premium and discount                          460        1,438
    Amortization of deferred gain                                      --          (24)
    Loan loss provision                                               202          232
    (Gain) on sale of servicing rights                                 --         (344)
    (Gain) on sale of mortgage assets                                  --         (163)
    (Gain) on mark to market of mortgage assets, net of
      associated hedge                                               (515)          --
    Equity in (income) loss of unconsolidated subsidiaries           (142)       1,580
    Decrease in accrued interest receivable                           227          743
    (Increase) in loans to related parties                         (3,283)        (271)
    Decrease in due from related parties                              143            1
    (Increase) decrease in other receivables                         (125)       1,005
    Increase in CMO discount                                        1,069           --
    (Increase) decrease in prepaid expenses and other
      assets                                                       (1,553)          73
    Increase (decrease) in accrued interest payable                  (428)         149
    Increase in deferred income                                        --          464
    Increase (decrease) in due to related party                       (88)          41
    Increase (decrease) in accrued expenses and other
        liabilities                                                    25           (1)
                                                                ---------    ---------
          Net cash (used in) provided by operating
           activities                                              (2,583)       5,717
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in mortgage loans                        (101)      58,084
    Principal payments received on mortgage securities              3,888        7,261
    Principal payments received on collateral for CMOs             26,350       25,838
    Proceeds from sale of mortgage securities                          --        8,760
    Proceeds from sale of mortgage servicing                           --          739
    Purchase of mortgage securities                                    --       (3,668)
                                                                ---------    ---------
          Net cash provided by investing activities                30,137       97,014
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) reverse repurchase agreement               (22,318)    (205,437)
    Net borrowing from CMOs                                        11,209      132,253
    Principal payments on CMOs                                    (26,103)     (25,640)
    Repurchase of common stock                                     (4,047)      (2,236)
    Payment of dividends                                           (1,273)      (1,860)
                                                                ---------    ---------
          Net cash (used in) financing activities                 (42,532)    (102,920)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   (14,978)        (189)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          18,022       11,837
                                                                ---------    ---------

CASH AND EQUIVALENTS, END OF PERIOD                             $   3,044    $  11,648
                                                                =========    =========
SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
Cash paid during the period for:
                Income taxes:                                   $       4    $       2
                                                                =========    =========
                Interest                                        $   1,725    $  12,047
                                                                =========    =========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries, Hanover Capital SPC, Inc., Hanover SPC-A, Inc., Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. The interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended June 30, 2000 and 1999. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance, due, in part, to the large number of revenue recognition issues that registrants encounter. Implementation of Staff Accounting Bulletin No. 101 must occur no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet evaluated the impact of the implementation of Staff Accounting Bulletin No.
101. As this Staff Accounting Bulletin is not intended to change current guidance in the accounting literature, management of the Company currently believes that the implementation of such will not have an impact on its financial statements.

2. MORTGAGE LOANS

At June 30, 2000 management determined that $352,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $243,112,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools held for sale which are reflected at the lower of cost or market value (dollars in thousands):

                                                JUNE 30, 2000                        DECEMBER 31, 1999
                                       -----------------------------         ---------------------------------
                                        Fixed      Adjustable                Fixed       Adjustable
                                        Rate          Rate      Total         Rate          Rate        Total
                                        -----      ----------   -----        ------      ----------    -------

Principal amount of mortgage loans      $  70       $  282      $ 352        $  45          $ 206      $  251
Net premium (discount)
      and deferred cost                    --           --         --           --             --          --
Loan loss allowance                        --           --         --           --             --          --
                                        -----       ------      -----        -----          -----      ------
Carrying cost of mortgage loans         $  70       $  282      $ 352        $  45          $ 206      $  251
                                        =====       ======      =====        =====          =====      ======



COLLATERAL FOR CMOS

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):


                                                  JUNE 30, 2000                       DECEMBER 31, 1999
                                        --------------------------------     -----------------------------------
                                          Fixed    Adjustable                  Fixed    Adjustable
                                          Rate        Rate        Total        Rate        Rate          Total
                                        --------   ----------   --------     --------   ----------     --------
Principal amount of mortgage loans      $158,136    $ 83,687    $241,823     $174,761    $ 93,419      $268,180
Net premium (discount)
     and deferred costs                    2,072        (152)      1,920        2,361        (165)        2,196
Loan loss allowance                         (430)       (201)       (631)        (371)       (172)         (543)
                                        --------    --------    --------     --------    --------      --------
Carrying cost of mortgage loans         $159,778    $ 83,334    $243,112     $176,751    $ 93,082      $269,833
                                        ========    ========    ========     ========    ========      ========

3. MORTGAGE SECURITIES

At June 30, 2000, the Company had $41,675,000 of fixed rate FNMA mortgage backed securities ("MBS"), all classified as available for sale, and $17,196,000 of fixed rate private-placement MBS, classified as available for sale, held to maturity, and collateral for CMO, as shown in the table below (dollars in thousands).

                                                              FIXED RATE FNMA MBS

                                            JUNE 30, 2000                                  DECEMBER 31, 1999
                          ----------------------------------------------   ---------------------------------------------------
                         Available    Held            Collateral           Available     Held              Collateral
                            For        to                for                 for          to                  for
                         Sale (a)   Maturity  Trading    CMO      Total     Sale (a)   Maturity   Trading     CMO        Total
                         ---------  --------  ------- ----------  ------   ---------   --------   -------   ----------  -------
Principal balance of
   mortgage securities   $42,470     $  --     $  --    $  --     $42,270    $46,156     $  --    $  --      $   --      $46,156
Net premium
   and deferred costs        775        --        --       --         775        863        --       --          --          863
                         -------     -----     -----    -----     -------    -------     -----    -----      ------      -------
Total amortized cost of
   mortgage securities   $43,245     $  --     $  --    $  --     $43,245    $47,019     $  --    $  --      $   --      $47,019
Gross unrealized loss     (1,570)       --        --       --      (1,570)    (1,540)       --       --          --       (1,540)
                         -------     -----     -----    -----     -------    -------     -----    -----      ------      -------
Carrying cost of
   mortgage securities   $41,675     $  --     $  --    $  --     $41,675    $45,479     $  --    $  --      $   --      $45,479
                         =======     =====     =====    =====     =======    =======     =====    =====      ======      =======



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


                                                       FIXED RATE PRIVATE PLACEMENT MBS

                                           JUNE 30, 2000                                   DECEMBER 31, 1999
                         -------------------------------------------------   --------------------------------------------------
                         Available    Held             Collateral            Available    Held              Collateral
                           for         to                 for                   for        to                 for
                          Sale      Maturity   Trading    CMO       Total      Sale      Maturity  Trading     CMO      Total
                         ---------  --------   ------- ----------  -------   ---------   --------  --------  ---------  -------
Principal balance of
  mortgage securities    $    --    $ 7,263    $  --    $13,330    $20,593   $   --      $13,735   $ 7,105    $   --    $20,840
Net premium (discount)
  and deferred costs       1,323     (2,575)      --     (3,554)    (4,806)   1,554       (5,241)   (1,186)       --     (4,873)
                         -------    --------   -----    --------   -------   ------      -------   -------    ------    -------
Total amortized cost of
  mortgage securities      1,323      4,688       --      9,776     15,787    1,554        8,494     5,919    $   --     15,967
Loan loss allowance           --        (72)      --       (252)      (324)      --         (256)       --        --       (256)
Gross unrealized gain      1,349         --       --        384      1,733    1,496           --        --                1,496
                         -------    -------    -----     ------    -------   ------      -------   --------   ------    -------
Carrying cost of
   mortgage securities   $ 2,672    $ 4,616    $  --    $ 9,908    $17,196   $3,050      $ 8,238   $ 5,919    $   --    $17,207
                         =======    =======    =====    =======    =======   ======      =======   =======    ======    =======


The Company also has substantially all of the economic benefit and risks associated with $20,676,000 fixed rate private-placement subordinate MBS held by its affiliate, Hanover Capital Partners Ltd. ("HCP"). Although HCP's assets are not included in the Company's consolidated balance sheet, the Company receives 97% of HCP's income and has guaranteed HCP's debts associated with these securities. See Note 5 "Equity Investments."

                        FIXED RATE PRIVATE PLACEMENT MBS
                              (HELD BY AFFILIATE)


                                         JUNE 30, 2000                                 DECEMBER 31, 1999
                         -------------------------------------------     --------------------------------------------
                         Available   Held            Collateral             Available    Held             Collateral
                            for       to                 for                   for        to                  for
                           Sale    Maturity  Trading     CMO      Total       Sale     Maturity   Trading     CMO       Total
                         --------- --------  ------- ----------  --------    --------  --------   ------- ----------   -------
Principal balance of
  mortgage securities    $ 45,403   $  --     $  --    $  --     $ 45,403    $ 33,401   $  --      $  --    $  --     $ 33,401
Net premium (discount)
  and deferred costs      (24,425)     --        --       --      (24,425)    (19,175)     --         --       --      (19,175)
                         --------   -----     -----    -----     --------    --------   -----      -----    -----     --------
Total amortized cost of
  mortgage securities    $ 20,978   $  --     $  --    $  --     $ 20,978    $ 14,226   $  --      $  --    $  --     $ 14,226
Loan loss allowance          (729)     --        --       --         (729)       (285)     --         --       --         (285)
Gross unrealized gain         427      --        --       --          427         239      --         --       --          239
                         --------   -----     -----    -----     --------    --------   -----      -----    -----     --------
Carrying cost of
  mortgage securities    $ 20,676   $  --     $  --    $  --     $ 20,676    $ 14,180   $  --      $  --    $  --     $ 14,180
                         ========   =====     =====    =====     ========    ========   =====      =====    =====     ========


4.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                   SIX MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30, 2000            JUNE 30, 1999
                                   ----------------         ----------------

Balance, beginning of period            $ 799                    $ 373
Loan loss provision                       203                      232
Transfers/sales                            --                       39
Charge-offs                               (47)                     (82)
Recoveries                                 --                       --
                                        -----                    -----
Balance, end of period                  $ 955                    $ 562
                                        =====                    =====

5.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of Hanover Capital Partners Ltd. ("HCP"), a due diligence consulting firm, and HanoverTrade.com ("HTC"), a start-up internet-based loan trading web-site. These ownership interests entitle Hanover to receive 97% of the earnings or losses of HCP and HTC.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         ------------------------      ----------------------
                                                         JUNE 30,        JUNE 30,      JUNE 30,      JUNE 30,
                                                           2000            1999          2000          1999
                                                         --------        --------      --------      --------
REVENUES:
  Due diligence fees                                      $ 1,742         $1,060        $ 3,284       $1,944
  Mortgage sales and servicing                                  6            119             18          191
  Assignment fees                                             102             --            273           --
  Loan brokering and other income                              28            374             35          600
  Net interest income on mortgage securities                  373             --            688           --
                                                          -------         ------        -------       ------
       Total revenues                                       2,251          1,553          4,298        2,735
                                                          -------         ------        -------       ------
EXPENSES:
  Personnel expense                                         1,587          1,398          3,066        2,685
  General and administrative expense                           88            121            170          276
  Other expenses                                              252            300            421          565
  Interest expense                                            121             93            218          107
  Depreciation and amortization                                14             21             26           42
                                                          -------         ------        -------       ------
       Total expenses                                       2,062          1,933          3,901        3,675
                                                          -------         ------        -------       ------

INCOME (LOSS) BEFORE INCOME TAXES                             189           (380)           397         (940)
INCOME TAX PROVISION (BENEFIT)                                 88            (95)           179         (235)
                                                           ------         ------        -------       ------
NET INCOME (LOSS)                                          $  101         $ (285)       $   218       $ (705)
                                                           ======         ======        =======       ======

Since inception, HTC has incurred approximately $1,400,000 of deferred software costs through June 30, 2000. HTC had a loss of ($46,000) for the second quarter of 2000, the majority of which represent web page design, professional fees and data processing costs.

6.  NOTES RECEIVABLE FROM RELATED PARTIES

During the second quarter of 2000, Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. In addition, the Company has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                                 (in thousands)


                         March 31, 2000                                June 30, 2000
                            Balance         Advances      Repayment       Balance
                         --------------     --------      ---------    -------------
Principal Loans             $ 3,291          $   --       $   (12)        $ 3,279
HCP Loan                      5,484           3,084        (1,385)          7,183
HTC Loan                         --           1,008            --           1,008
                            -------          ------       -------         -------
                            $ 8,775          $4,092       $(1,397)        $11,470
                            =======          ======       =======         =======

7. REVERSE REPURCHASE AGREEMENTS

During the quarter ended June 30, 2000, the Company renewed a $50 million committed reverse repurchase agreement which will mature in May 2001. Information pertaining to individual reverse repurchase agreement lenders at June 30, 2000 is summarized as follows (dollars in thousands):


                                       Weighted        March 31,     Net      June 30,                          Type
                         Maximum       Average          2000      (Paydown)    2000      Underlying              Of
Lender                  Borrowing   Maturity Date      Balance     Advance    Balance    Collateral          Collateral
------                  ---------   -------------      -------     -------    -------    ----------          ----------
Lender A (committed)      $ 25,000  March 28, 2001     $ 3,342     $  (68)    $ 3,274     $ 12,331   (b)  Retained CMO Securities
Lender B                            July 26, 2000(a)    26,220     (1,425)     24,795       36,186   (c)  Mortgage Securities
Lender C                            July 26, 2000(a)     7,827     (3,424)      4,403        5,488   (c)  Mortgage Securities
Lender D                            July 26, 2000(a)       475         (7)        468          709   (c)  Mortgage Securities
Lender E                            July 31, 2000(a)       474        (10)        464          693   (c)  Mortgage Securities

(a) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.
(b)  Certificate balance at June 30, 2000.
(c)  Book value at June 30, 2000.

8. CMO BORROWING

In June 2000, the Company issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The "Hanover 2000-A" CMO securities carry a fixed interest rate of 6.50%. The Hanover 2000-A securities are collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained mortgage backed securities from Hanover 98-B. The obligations of the 2000-A CMO are payable solely from the underlying collateral and otherwise are non-recourse to the Company. The maturity of each class of CMOs is directly affected by principal prepayments on the related CMO collateral. Each class of CMOs is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the maturity of any class of CMO is likely to occur earlier than its stated maturity.

9. COMMON STOCK REPURCHASES

In October 1999, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions. During the quarter ended June 30, 2000, the Company repurchased 839,970 shares at an average price of $4.48 per share for a total of $3,797,000 pursuant to the share repurchase program. In aggregate, the Company had repurchased 917,945 shares pursuant to the share repurchase program as of June 30, 2000.

10.  AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to provide, among other things, due diligence, asset management and administrative services.

The consolidated statement of operations of the Company for the quarter ended June 30, 2000 includes management and administrative expenses of $191,000 relating to billings from HCP. The consolidated statement of operations of the Company for the three months ended June 30, 1999 includes management and administrative expenses of $177,000 and due diligence expenses of $44,000 relating to billings from HCP. The 1999 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During the three months ended June 30, 2000 and 1999 the Company recorded $46,000 and $44,000 of interest income generated from loans to the Principals, $121,000 and $15,000 of interest income from loans to HCP and $7,000 and $0 of interest income from loans to HTC. The term of the Management Agreement continues until December 31, 2000 with provisions for automatic renewal.

11. EARNINGS PER SHARE

         Calculations for earnings per share are shown below (dollars in thousands, except per share data):


                                                  THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                     ENDED             ENDED             ENDED            ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                 -------------     -------------     -------------    -------------
EARNINGS PER SHARE BASIC:
   Net income                                    $      735         $       58        $    1,425        $      794
                                                 ==========         ==========        ==========        ==========
   Average common shares
         Outstanding                              5,404,957          5,886,240         5,570,844         6,064,606
                                                 ==========         ==========        ==========        ==========

   Per share                                     $     0.14         $     0.01        $     0.26        $     0.13
                                                 ==========         ==========        ==========        ==========
EARNINGS PER SHARE DILUTED:
   Net income                                    $      735         $       58        $    1,425        $      794
                                                 ==========         ==========        ==========        ==========
   Average common shares
         Outstanding                              5,404,957          5,886,240         5,570,844         6,064,606
                                                 ----------         ----------        ----------        ----------
   Add: Incremental shares
        from assumed conversion of Warrants           3,381             54,818               -0-            22,051
                                                 ----------         ----------        ----------        ----------
Dilutive potential common shares                      3,381             54,818               -0-            22,051
                                                 ----------         ----------        ----------        ----------

Adjusted weighted average shares outstanding      5,408,338          5,941,058         5,570,844         6,086,657
                                                 ==========         ==========        ==========        ==========
   Per share                                     $     0.14         $     0.01        $     0.26        $     0.13
                                                 ==========         ==========        ==========        ==========

12. STOCK WARRANTS AND STOCK OPTIONS

On July 23, 1999 Hanover's Board of Directors adopted and approved the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the grant of both non-qualified options and shares of restricted stock. Stock options totaling 282,210 were granted on May 18, 2000 to employees and to members of the Board of Directors of the Company. These stock options are not exercisable until after the first anniversary of the grant. Thereafter the options become exercisable over a three-year period.

13. COMMITMENTS AND CONTINGENCIES

Hanover has guaranteed four reverse repurchase financing agreements for HCP. The amount of reverse repurchase financing outstanding at June 30, 2000 was $15,077,950.

14. SUBSEQUENT EVENTS

On July 28, 2000 a $0.14 cash dividend was declared by the Board of Directors to be paid on August 22, 2000 to stockholders of record as of August 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                              -------------------   ------------------
                                              JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                 2000       1999       2000       1999
                                              -------    -------    -------    -------
Net interest income                           $ 1,425    $ 1,733    $ 2,909    $ 3,784
Loan loss provision                               (99)      (113)      (202)      (232)
Gain on sale of servicing rights                   --          2         --        344
Gain on sale of mortgage assets                    --         --         --        163
Gain mark to market of mortgage securities,
   net of associated hedge                        316         --        515         --
                                              -------    -------    -------    -------
     Total revenues                             1,642      1,622      3,222      4,059
Expenses                                          959        860      1,939      1,685
                                              -------    -------    -------    -------
     Operating income                             683        762      1,283      2,374

Equity income (loss) of unconsolidated
  Subsidiaries                                     52       (704)       142     (1,580)
                                              -------    -------    -------    -------

Net income                                    $   735    $    58    $ 1,425    $   794
                                              =======    =======    =======    =======

Basic earnings per share                      $  0.14    $  0.01    $  0.26    $  0.13
                                              =======    =======    =======    =======

Dividends declared per share (a)              $  0.14    $  0.10    $  0.26    $  0.30
                                              =======    =======    =======    =======

(a) The dividends relating to the three months ended June 30, 2000 were declared on July 28, 2000. The dividends relating to the three months ended June 30, 1999 were declared on July 23, 1999.

The Company recorded net income of $735,000 or $0.14 per share based on 5,404,957 weighted average shares of common stock outstanding for the three months ended June 30, 2000 compared to net income of $58,000 or $0.01 per share based on 5,886,240 weighted average shares of common stock outstanding for the three months ended June 30, 1999. Total revenue for the second quarter of 2000 was $1,642,000 compared with $1,622,000 for the second quarter of 1999. The second quarter 2000 revenue was enhanced by net mark to market gains of $316,000 on mortgage securities held in a trading account.

The Company's income from HCP, its consulting subsidiary, increased from a loss of ($276,000) in the three months ended June 30, 1999 to income of $98,000 for the three months ended June 30, 2000. HCP's total revenue for the second quarter of 2000 was $2,251,000 compared with $1,553,000 for the second quarter of 1999, a 44.9% increase. Due diligence fees were $1,742,000, an increase of $682,000 or 64.3% over the $1,060,000 earned in the second quarter of 1999. HCP's investments in subordinate MBS contributed $373,000 of net interest income (net of interest expense and loan loss provision) for the second quarter of 2000. These increases were offset by a decrease in mortgage sales and loan brokering revenue from $493,000 in the second quarter of 1999 to $34,000 for the second quarter of 2000.

During the three months and six months ended June 30, 2000, the Company did not record any equity in losses of its securitization subsidiary, HCP-2. In the three months and six months ended June 30, 1999, the Company reflected equity in losses of HCP-2 of $428,000 and $896,000, respectively. The Company has elected to liquidate HCP-2, and in connection with this decision took a loss provision of $4,793,000 and recognized certain other operating expenses in the quarter ended September 30, 1999. The Company does not anticipate any future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries for the second quarter of 2000 is a ($46,000) loss from a recently organized subsidiary, HanoverTrade.com ("HTC"). HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

Operating expenses for the three months ended June 30, 2000 were $959,000, compared to $860,000 for the three months ended June 30, 1999. Personnel expenses increased $161,000 resulting primarily from the reallocation of certain personnel expenses from HCP to the Company to better reflect the proper allocation of the affected individuals' time, and from the addition of a new chief financial officer in July 1999. Legal and professional fees decreased from $328,000 in the second quarter of 1999 to $127,000 in the second quarter 2000. Due diligence expenses also decreased from $44,000 for the second quarter of 1999 to zero for the second quarter of 2000. These savings were offset by an increase in financing fees of $44,000 in the second quarter of 2000 compared to second quarter of 1999 and an increase in premises expenses previously allocated to HCP.

For the six months ended June 30, 2000 the Company reflected net income of $1,425,000 or $0.26 per share, based on 5,570,844 weighted average shares of common stock outstanding, compared to $794,000 or $0.13 per share, based on 6,064,606 weighted average shares of common stock outstanding for the six months ended June 30, 1999. Total revenue for the six months ended June 30, 2000 was $3,222,000 compared to $4,059,000 for the six months ended June 30, 1999. Net interest income decreased from $3,784,000 for the six months ended June 30, 1999 to $2,909,000 for the first six months of 2000. The first six months of 2000 benefited from a $515,000 gain on market to market on MBS while the six months ended June 30, 1999 benefited from a $344,000 gain on sale of servicing rights and a $163,000 gain on sale of mortgage assets.

Operating expenses increased from $1,685,000 for the six months ended June 30, 1999 to $1,939,000 for the comparable 2000 period. Personnel expenses increased $327,000 resulting primarily from the reallocation of certain personnel expenses from HCP to the Company to better reflect the proper allocation of the affected individuals time, and from the addition of a new chief financial officer in July 1999. Premises expenses increased $141,000 in the first six months of 2000. These expenses were allocated to HCP in the first six months of 1999. These increases were offset by decreases in due diligence, legal and professional and commission expense.

The Company's second quarter 2000 and 1999 operating expenses did not include any incentive bonus compensation pursuant to the Company's incentive bonus plan. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 2000 was $1,425,000 compared to net interest income of $1,733,000 for 1999. The following table reflects net interest income generated for each period (dollars in thousands):


                                            NET INTEREST INCOME
                                            THREE MONTHS ENDED
                                         JUNE 30,         JUNE 30,
                                           2000             1999
                                       ---------        ----------

Mortgage loans                         $       4        $      413
CMO collateral                               222               335
FNMA MBS                                     261               221
Private placement notes                      736               537
Other                                        202               227
                                       ---------         ---------
Total net interest income              $   1,425         $   1,733
                                       =========         =========




TAXABLE INCOME

Hanover's taxable income for the quarter ended June 30, 2000 is estimated at $ 248,000. Taxable income differs from GAAP net income for the quarter ended June 30, 2000 due to various recurring and one time book/tax differences. The following table details the significant book/tax differences in arriving at the estimated taxable income for the quarter ended June 30, 2000 (dollars in thousands):

GAAP net income                                                    $ 735
---------------
Recurring adjustments:
---------------------
Add:    Loan loss provision, net of realized losses                   57
Less:   Tax amortization of net premiums
              on mortgages, CMO collateral and
              mortgage securities and interest accrual
              in excess of GAAP amortization and
              interest accrual                                      (475)
        Equity in income of unconsolidated subsidiaries              (52)
        Other                                                        (17)
                                                                  ------
Estimated taxable income                                          $  248
------------------------                                          ======

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


LIQUIDITY

With the completion of the 2000-A securitization in June 2000 the Company believes it has substantially reduced its exposure to liquidity events. The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

The Company's remaining exposure to market-driven liquidity events is limited to the short-term reverse repurchase financing it has in place against its mortgage-backed securities. If a significant decline in the market value of the Company's MBS portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company had two committed reverse repurchase agreement lines of credit in place at June 30, 2000 and four uncommitted lines of credit. The Company may enter into additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the six months ended June 30, 2000 was $2,583,000 compared to net income of $1,425,000. The most significant uses of cash in operating activities were loans to related parties of $3,283,000, consisting primarily of loans to HCP which were used to fund purchases by HCP of subordinate MBS and a loan to HTC to fund web-site development, and an increase of $1,553,000 in prepaid expenses and other assets primarily due to an increase in deferred financing expenses. These were offset by an increase in CMO discount of $1,069,000.

Net cash provided by investing activities amounted to $30,137,000 for the six months ended June 30, 2000. The majority of cash proceeds from investing activities was generated from principal payments received on collateral for CMOs of $26,350,000 and principal payments received on mortgage securities of $3,888,000.

Net cash used in financing activities totaled $42,532,000 during the six months ended June 30, 2000. The Company made net repayments to its reverse repurchase lenders of $22,318,000 and principal payments on CMOs of $26,103,000. The Company increased CMO borrowings by $11,209,000 with the Hanover 2000-A securitization. The Company also paid dividends of $1,273,000 and purchased an additional 839,970 shares of its common stock for $4,047,000 during this period.

CAPITAL RESOURCES

The Company had no significant capital expenditure during the second quarter of 2000 and management does not anticipate the need for any material capital expenditures in the near future.

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

OTHER MATTERS

REIT Requirements

Hanover has elected to be treated as a REIT for federal income tax purposes, pursuant to the Internal Revenue Code of 1986 , as amended (sometimes referred to as the "Code"). Hanover believes that it was in full compliance with the REIT tax rules as of June 30, 2000 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of June 30, 2000, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments.

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

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 2000, management determined that the Company is in compliance with this requirement.


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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the second quarter of 2000 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At June 30, 2000 the Company's affiliate, HCP, had forward commitments to sell $6.8 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the net interest margin between approximately $21 million of rated subordinate mortgage-backed securities and the financing associated with these securities. HCP had unrealized hedging losses on the subordinate MBS of $23,000 at June 30, 2000.

The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market yield of the hedged asset (fixed rate mortgage loans) will increase. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain should offset a corresponding decline in the net interest margin of the hedged assets. Conversely, if interest rates decrease, the market yield of the hedged asset will generally decrease. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a corresponding increase in net interest margin of the hedged assets. To mitigate interest rate risk an effective matching of Agency securities with the hedged assets needs to be monitored closely. Senior management of the Company continually monitors the changes in weighted average duration and coupons of the hedged net interest margin and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing and floating rate CMOs. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

At June 30, 2000 the Company had the following interest rate caps in effect (dollars in thousands):

 NOTIONAL AMOUNT          INDEX          STRIKE %            MATURITY DATE
 -------------------------------------------------------------------------
    $ 26,680          3 Month LIBOR        5.75%               March, 2001
      25,810          3 Month LIBOR        5.75%               April, 2001
      75,000          1 Month LIBOR        7.25%              August, 2002
      35,000          1 Month LIBOR        7.75%              August, 2004
    --------
    $162,490
    ========

In addition, the Company's affiliate, HCP, had the following interest rate caps in effect at June 30, 2000:

 NOTIONAL AMOUNT          INDEX          STRIKE %             MATURITY DATE
 --------------------------------------------------------------------------
    $11,000           3 month LIBOR       7.695%              October, 2003

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At June 30, 2000, the Company owned a de minimus amount of mortgage loans held for sale. If the Company resumes its strategy of purchasing mortgage loans, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its repo financing and the yield on the mortgage loans. The Company's repo financing agreements at June 30, 2000 were indexed to LIBOR plus a spread of 125 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At June 30, 2000, the Company had a total of $30,131,000 of floating rate reverse repo financing compared to $43,076,000 of fixed rate mortgage-backed securities investments, and $3,274,000 floating rate reverse repo financing against $12,331,000 principal balance retained CMO securities. The Company's affiliate, HCP, had $15,078,000 of such financing against $20,676,000 carrying value of fixed-rate securities. The Company has attempted to hedge exposure by using the rate caps and short sales of agency MBS described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held in trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At June 30, 2000, the Company did not have any significant mortgage loans held for sale.

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $159,778,000 of fixed rate mortgage loans, $83,334,000 of adjustable rate mortgage loans and $9,908,000 of mortgage securities at June 30, 2000. The primary financing for this asset category is the CMOs ($241,164,000) and to a much lesser extent repo agreements ($3,274,000). The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization.

Mortgage Securities

At June 30, 2000 the Company owned fixed rate Agency and private placement mortgage securities and interest only and principal only private placement mortgage securities with an aggregate carrying value of $48,964,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings
             During the second quarter of 2000, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.      Changes in Securities
             Not Applicable

Item 3.      Defaults Upon Senior Securities
             Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             The Company's annual meeting was held on May 18, 2000. John A. Burchett, John A. Clymer and Saiyid T. Naqvi were elected to the Board of Directors for 3 year terms. James F. Stone was elected to the Board for a two year term. Deloitte & Touche, LLP were appointed as auditor for fiscal year 2000.

Item 5.      Other Information
             On August 10, 2000 the Board of Directors approved the Termination of the Shareholders' Agreement of Hanover Capital Partners Ltd. dated May 26, 1992. The Shareholders' Agreement restricted the transfer of the Hanover shares acquired by the Principals in connection with the original formation of Hanover. The
             Principals are now able to sell their shares of Hanover without these restrictions.

Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits filed with this Form 10-Q
                      Exhibit 27      Financial Data Schedule.
                      Exhibit 10.4.1  Termination of the Shareholders'
                                      Agreement of Hanover Capital Partners Ltd.
                      Exhibit 10.32.2 Fourth Amendment to Warehousing Credit and
                                      Security Agreement dated as of April 30,
                                      1999 by and between Bank United and the
                                      Company.
--------------------------------------------------------------------------------

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                         By:  /s/ John A. Burchett
Dated: August 11, 2000                        ----------------------------------
       ---------------                        John A. Burchett
                                              Chairman of the Board of Directors

                                         By:  /s/ Thomas P. Kaplan
Dated: August 11, 2000                        ----------------------------------
       ---------------                        Thomas P. Kaplan
                                              Chief Financial Officer