Form 10-Q
period 2000-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2000-11-14
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from ___________ to ______________

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

                                    Yes _X_ No ___

     The registrant had 4,800,364 shares of common stock outstanding as of October 13, 2000.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                      INDEX


PART I.   FINANCIAL INFORMATION


                                                                                         Page No.
                                                                                         --------

     Item 1.         Financial Statements

                     Consolidated Balance Sheets as of
                     September 30, 2000 and December 31, 1999                                3

                     Consolidated Statements of Operations
                     for the Three and Nine Months Ended September 30, 2000 and 1999         4

                     Consolidated Statement of Stockholders'
                     Equity for the Nine Months Ended September 30, 2000                     5

                     Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 2000 and 1999                   6

                     Notes to Consolidated Financial Statements                              7

     Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    17

     Item 3.         Quantitative and Qualitative Disclosures
                     About Market Risk                                                      24

PART II.   OTHER INFORMATION

     Item 1.         Legal Proceedings                                                      27
     Item 2.         Changes in Securities                                                  27
     Item 3.         Defaults Upon Senior Securities                                        27
     Item 4.         Submission of Matters to a Vote of Security Holders                    27
     Item 5.         Other Information                                                      27
     Item 6.         Exhibits and Reports on Form 8-K                                       27

     Signatures                                                                             27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                          SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                         2000                1999
                                                          -------------        ------------
                                                           (unaudited)
Mortgage loans:
  Held for sale                                             $     233           $     251
  Collateral for CMOs                                         228,105             269,833
Mortgage securities:
  Available for sale                                           60,770              48,529
  Held to maturity                                              4,588               8,238
  Trading                                                       2,743               5,919
  Collateral for CMOs                                           9,912                  --
Cash and cash equivalents                                       3,073              18,022
Accrued interest receivable                                     2,837               2,926
Equity investments
  Hanover Capital Partners Ltd.                                 1,647               1,466
  HanoverTrade.com, Inc.                                         (692)                (30)
Notes receivable from related parties                           5,975               8,187
Due from related parties                                          259                 232
Other receivables                                                 301                 151
Prepaid expenses and other assets                               3,626               1,910
                                                            ---------           ---------
TOTAL ASSETS                                                $ 323,377           $ 365,634
                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                               $  46,493           $  55,722
CMO borrowing                                                 226,229             254,963
Accrued interest payable                                        1,972               2,433
Dividends payable                                                  --                 583
Due to related party                                               --                  88
Accrued expenses and other liabilities                            810               1,339
                                                            ---------           ---------
TOTAL LIABILITIES                                             275,504             315,128
                                                            ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01
  authorized, 10 million shares, issued
  and outstanding, -0- shares                                      --                  --
Common stock, par value $.01
  authorized, 90 million shares, 4,818,874 and
  5,826,899 shares outstanding at September 30, 2000
  and December 31, 1999, respectively                              48                  58
Additional paid-in-capital                                     71,388              75,840
Retained (deficit)                                            (24,717)            (25,496)
Accumulated other comprehensive income                          1,154                 104
                                                            ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                     47,873              50,506
                                                            ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 323,377           $ 365,634
                                                            =========           =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                               THREE                                   NINE
                                                            MONTHS ENDED                           MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER  30,
                                                       2000               1999               2000                1999
                                                       ----               ----               ----                ----

REVENUES:
  Interest income                                    $  7,154           $  4,740           $ 20,295           $ 20,720
  Interest expense                                      5,073              5,624             15,305             17,820
                                                     --------           --------           --------           --------

         Net interest income (expense)                  2,081               (884)             4,990              2,900
  Loan loss provision                                     385                107                587                339
                                                     --------           --------           --------           --------
         Net interest income
           after loan loss provision                    1,696               (991)             4,403              2,561
  Gain on sale of servicing rights                         --                196                 --                540
  Gain on sale of mortgage assets                          --                (17)                --                146
  Provision for (loss) on disposition of
    unconsolidated subsidiary                              --             (4,793)                --             (4,793)
  Gain (Loss) on mark to market of mortgage
    securities, net of associated hedge                    --             (6,534)               515             (6,534)
                                                     --------           --------           --------           --------

                Total revenue                           1,696            (12,139)             4,918             (8,080)

EXPENSES:
  Personnel                                               128                508                826                878
  Management and administrative                           156                241                596                611
  Due diligence                                            --                 12                 --                119
  Commissions                                              --                 --                 --                  5
  Legal and professional                                   97                375                388                927
  Financing/commitment fees                                 2                 82                208                230
  Other                                                   119                 86                423                219
                                                     --------           --------           --------           --------
                Total expenses                            502              1,304              2,441              2,989
                                                     --------           --------           --------           --------

                Operating income (loss)                 1,194            (13,443)             2,477            (11,069)

Equity in income/(loss) of unconsolidated subsidiaries

  Hanover Capital Partners Ltd.                           125               (142)               337               (826)
  Hanover Capital Partners 2, Inc.                         --               (403)                --             (1,299)
  HanoverTrade.com, Inc.                                 (592)                (6)              (662)                (6)
                                                     --------           --------           --------           --------

NET INCOME (LOSS)                                    $    727           $(13,994)          $  2,152           $(13,200)
                                                     ========           ========           ========           ========

BASIC EARNINGS (LOSS) PER SHARE                      $   0.15           $  (2.40)          $   0.41           $  (2.21)
                                                     ========           ========           ========           ========

DILUTED EARNINGS (LOSS) PER SHARE                    $   0.15           $  (2.38)          $   0.40           $  (2.19)
                                                     ========           ========           ========           ========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                        (in thousands except share data)
                                   (unaudited)

                                                                                                             ACCUMULATED
                                               COMMON STOCK       ADDITIONAL                     RETAINED       OTHER
                                               ------------        PAID-IN     COMPREHENSIVE     EARNINGS   COMPREHENSIVE
                                            SHARES      AMOUNT     CAPITAL     INCOME (LOSS)     (DEFICIT)      INCOME      TOTAL
                                            ------      ------    ----------   -------------   -----------  -------------   -----

Balance, December 31, 1999                5,826,899      $ 58      $75,840                       $(25,496)     $  104      $50,506

Repurchase of common stock               (1,008,025)      (10)      (4,452)                                                 (4,462)
Comprehensive income:
   Net  income                                                                  $    2,152          2,152                    2,152
   Other comprehensive income:
      Change in net unrealized
        gain (loss) on securities
        available for sale                                                            1,050                     1,050        1,050
                                                                                -----------
Comprehensive income:                                                           $     3,202
                                                                                ===========
  Dividends declared                                                                               (1,373)                  (1,373)
                                        -----------      ----      -------                       --------      ------      -------
Balance, September 30, 2000               4,818,874      $ 48      $71,388                       $(24,717)     $1,154      $47,873
                                        ===========      ====      =======                       ========      ======      =======


                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                             NINE
                                                                                         MONTHS ENDED
                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                   2000                 1999
                                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $   2,152           $ (13,200)
   Adjustments to reconcile net income to net
      cash (used in) provided  by operating activities:
    Amortization of net premium and discount                                           196               3,963
    Loan loss provision                                                                587                 339
    (Gain) on sale of servicing rights                                                  --                (540)
    (Gain) on sale of mortgage assets                                                   --                (146)
    (Gain) loss on mark to market of mortgage assets, net of associated
       hedge                                                                          (515)              6,534
    Provision for loss on disposition of unconsolidated subsidiary                      --               4,793
    Equity in loss of unconsolidated subsidiaries                                      325               2,131
    Decrease in accrued interest receivable                                             89                 683
    (Increase) decrease in loans to related parties                                  2,212              (4,485)
    (Increase) in due from related parties                                             (28)               (131)
    (Increase) decrease in other receivables                                          (151)              1,447
    Increase in CMO discount                                                         1,069                  --
    (Increase) in prepaid expenses and other assets                                 (1,716)             (1,512)
    Increase (decrease) in accrued interest payable                                   (461)                738
    Increase (decrease) in due to related party                                        (88)                336
    Increase (decrease) in accrued expenses and other liabilities                     (640)                707
                                                                                 ---------           ---------
          Net cash  provided by operating activities                                 3,031               1,657
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net  decrease in mortgage loans                                                      19              64,859
   Transfer of mortgage securities from HCP                                        (13,845)                 --
   Principal payments received on mortgage securities                                5,666              10,580
   Principal payments received on collateral for CMOs                               41,336              42,875
   Proceeds from sale of mortgage securities                                            --               8,743
   Proceeds from sale of mortgage servicing                                             --                 806
   Purchase of mortgage securities                                                  (5,679)             (3,668)
                                                                                 ---------           ---------
          Net cash provided by investing activities                                 27,497             124,195
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment of) reverse repurchase agreement                                  (9,229)           (310,634)
   Net (repayment of) borrowing from CMOs                                          (29,830)            196,209
   Repurchase of common stock                                                       (4,462)             (2,236)
   Payment of dividends                                                             (1,956)             (2,443)
   Equity investment subsidiary                                                         --                  (1)
                                                                                 ---------           ---------
          Net cash (used in) financing activities                                  (45,477)           (119,105)
                                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (14,949)              6,747

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           18,022              11,837
                                                                                 ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                              $   3,073           $  18,584
                                                                                 =========           =========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
Cash paid during the period for:
                Income taxes:                                                    $      13           $       2
                                                                                 =========           =========

                Interest                                                         $   2,498           $  17,082
                                                                                 =========           =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries, Hanover Capital SPC, Inc., Hanover SPC-A, Inc., Hanover QRS-1 98-B, Inc. and Hanover QRS-2 98-B, Inc. The interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended September 30, 2000. Note 14 details non-recurring adjustments made during the nine months ended September 30, 1999. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance, due, in part, to the large number of revenue recognition issues that registrants encounter. Implementation of Staff Accounting Bulletin No. 101 must occur no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. As this Staff Accounting Bulletin is not intended to change current guidance in the accounting literature, management of the Company currently believes that the implementation of such will not have an impact on its financial statements.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 Accounting for Derivative Instruments and Hedging Activities in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000. SFAS 138, issued in June 2000, amends certain technical provisions of SFAS 133. The Company expects to implement SFAS 133, SFAS 137 and SFAS 138 beginning with its quarterly financial statements for the period ending March 31, 2001.

In connection with the implementation of these financial standards, the Company has adopted a hedging policy. Certain of the hedges that the Company currently has in place will be designated as Fair Value Hedges, and certain of the hedges that the Company has in place will be designated as Cash Flow Hedges.

Changes in the values of Fair Value Hedges will be reflected in income, and an offsetting amount reflecting changes in value of the related hedged assets will also be reflected in income. The effect of this treatment will be to reflect in income any ineffective portion of such hedges. The Company's Fair Value Hedge as of September 30, 2000 consisted of a short sale of $6,800,000 of FNMA agency mortgage-backed securities. As of September 30, 2000, both the hedge and the hedged asset were carried at fair value. The Company does not expect that this treatment will materially change as a result of the adoption of SFAS 133, 137 and 138.

Changes in the value of Cash Flow Hedges will be reflected as other comprehensive income or loss, but only to the extent that the hedging relationship is expected to be highly effective. The Company's Cash Flow Hedges at September 30, 2000 consist of five interest rate caps in effect at September 30, 2000 with an aggregate book value of $749,000 and an aggregate market value of $495,000. These hedges were designated as hedges for floating rate borrowings. The Company expects that these Cash Flow Hedges will be highly effective. If SFAS 133 had been adopted for the period ending September 30, 2000, the Company's "accumulated other comprehensive income (loss)" would be $254,000 lower than reported, and the Company's net equity would be $254,000 lower than reported, reflecting the difference between the amortized cost and the aggregate market value of these caps.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS No. 140"). SFAS No. 140 replaces Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 provides an accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently evaluating the impact of SFAS No. 140 on its consolidated financial statements and is currently addressing the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for adoption of such provisions in the Company's consolidated financial statements as of and for the year ending December 31, 2000.

2. MORTGAGE LOANS

At September 30, 2000 management determined that $233,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $228,105,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools held for sale which are reflected at the lower of cost or market value (dollars in thousands):

                                                   SEPTEMBER 30, 2000                        DECEMBER 31, 1999
                                            --------------------------------          --------------------------------
                                            Fixed      Adjustable                     Fixed      Adjustable
                                            Rate          Rate         Total          Rate          Rate         Total
                                            -----      ----------      -----          -----      ----------      -----

Principal amount of mortgage loans          $ 33          $200          $233          $ 45          $206          $251
Net premium (discount)
      and deferred cost                       --            --            --            --            --            --
Loan loss allowance                           --            --            --            --            --            --
                                            ----          ----          ----          ----          ----          ----
Carrying cost of mortgage loans             $ 33          $200          $233          $ 45          $206          $251
                                            ====          ====          ====          ====          ====          ====


COLLATERAL FOR CMOS

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                   SEPTEMBER 30, 2000                           DECEMBER 31, 1999
                                         -----------------------------------          -----------------------------------
                                         Fixed        Adjustable                      Fixed        Adjustable
                                         Rate            Rate          Total          Rate            Rate          Total
                                         -----        ----------       -----          -----        ----------       -----

Principal amount of mortgage loans     $ 149,337      $  77,496      $ 226,833      $ 174,761      $  93,419      $ 268,180
Net premium (discount)
     and deferred costs                    2,069           (136)         1,933          2,361           (165)         2,196
Loan loss allowance                         (456)          (205)          (661)          (371)          (172)          (543)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Carrying cost of mortgage loans        $ 150,950      $  77,155      $ 228,105      $ 176,751      $  93,082      $ 269,833
                                       =========      =========      =========      =========      =========      =========


3. MORTGAGE SECURITIES

At September 30, 2000, the Company had $43,409,000 of fixed rate FNMA and FHLMC mortgage backed securities ("MBS"), classified as available for sale and trading, and $34,604,000 of fixed rate private-placement MBS, classified as available for sale, held to maturity, and collateral for CMO.

The calculation of the amortization expense for these investments is based, among other things, on management's estimates of the future expected prepayment speeds of these investments. Management reviews these estimates each month and revises them if and when experience and market factors warrant such a revision. In the three months ended September 30, 2000, management revised its estimates of the future expected prepayment speeds on certain of these investments. As a result, amortization expense for the three months ended September 30, 2000 was $205,000 lower, and interest income was $205,000 higher, than it would have been if these prepayment speed assumptions had not been revised.

The following tables summarize the Company's FNMA and FHLMC MBS and Fixed Rate Private Placement MBS (dollars in thousands):


                                                                   FIXED RATE FNMA & FHLMC MBS

                                          SEPTEMBER 30, 2000                                       DECEMBER 31, 1999
                          ---------------------------------------------------      -----------------------------------------------
                          Available    Held                Collateral              Available    Held            Collateral
                             For        to                    for                     for        to                 for
                           Sale(a)   Maturity  Trading(b)     CMO       Total       Sale(a)   Maturity  Trading     CMO      Total
                          ---------  --------  ----------  ----------   -----      ---------  --------  ------- ----------   -----
Principal balance of
   mortgage securities    $ 40,902     $  --    $  2,441    $   --    $ 43,343     $ 46,156     $  --    $  --    $  --    $ 46,156
Net premium
   and deferred costs          800        --         303        --       1,103          863        --       --       --         863
                          --------     -----    --------    ------    --------     --------     -----    -----    -----    --------
Total amortized cost of
   mortgage securities    $ 41,702     $  --    $  2,744    $   --    $ 44,446     $ 47,019     $  --    $  --    $  --    $ 47,019
Gross unrealized loss       (1,037)       --          --        --      (1,037)      (1,540)       --       --       --      (1,540)
                          --------     -----    --------    ------    --------     --------     -----    -----    -----    --------
Carrying cost of
   mortgage securities    $ 40,665     $  --    $  2,744    $   --    $ 43,409     $ 45,479     $  --    $  --    $  --    $ 45,479
                          ========     =====    ========    ======    ========     ========     =====    =====    =====    ========


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


(b) Represents 2 fixed rate FHLMC pass-through certificates purchased from a "Wall Street" dealer firm. The coupon interest rate range from 12.5% to 13.0%.


                                                            FIXED RATE PRIVATE PLACEMENT MBS

                                         SEPTEMBER 30, 2000                                      DECEMBER 31, 1999
                          ------------------------------------------------     ---------------------------------------------------
                          Available    Held             Collateral             Available     Held                Collateral
                            for         to                 for                    for         to                    for
                            Sale     Maturity  Trading     CMO       Total        Sale     Maturity     Trading     CMO      Total
                          ---------  --------  -------  ----------   -----     ---------   --------     -------  ----------  -----
Principal balance of
  mortgage securities     $ 39,709   $  7,197    $ --   $ 13,284   $ 60,190    $     --    $ 13,735    $  7,105     $ --   $ 20,840
Net premium (discount)
  and deferred costs       (20,898)    (2,520)     --     (3,467)   (26,885)      1,554      (5,241)     (1,186)      --     (4,873)
                          --------   --------    ----   --------   --------    --------    --------    --------     ----   --------
Total amortized cost of
  mortgage securities       18,811      4,677      --      9,817     33,305       1,554       8,494       5,919     $ --     15,967
Loan loss allowance         (1,010)       (89)     --       (289)    (1,388)         --        (256)         --       --       (256)
Gross unrealized gain        2,303         --      --        384      2,687       1,496          --          --       --      1,496
                          --------   --------    ----   --------   --------    --------    --------    --------     ----   --------
Carrying cost of
  mortgage securities     $ 20,104   $  4,588    $ --   $  9,912   $ 34,604    $  3,050    $  8,238    $  5,919     $ --   $ 17,207
                          ========   ========    ====   ========   ========    ========    ========    ========     ====   ========

4. LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):


                                           NINE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                           ------------------         ------------------
Balance, beginning of period                    $   799                     $   373
Loan loss provision                                 587                         339
Transfers/sales                                     729                          39
Charge-offs                                         (70)                        (90)
Recoveries                                            3                          49
                                                -------                     -------
Balance, end of period                          $ 2,048                     $   710
                                                =======                     =======


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

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER        SEPTEMBER         SEPTEMBER        SEPTEMBER
                                                     30, 2000         30, 1999          30, 2000         30, 1999
                                                    ---------        ---------         ---------        ---------
REVENUES:
  Due diligence fees                                  $ 1,742          $ 1,917           $ 5,025          $ 3,861
  Mortgage sales and servicing                              8               28                25              219
  Assignment fees                                         135               --               408               --
  Loan brokering and other income                          41              141                77              741
  Net interest income on mortgage securities               --              100               688              100
  Gain on sale of mortgage securities                     441               --               440               --
                                                      -------          -------           -------          -------
       Total revenues                                   2,367            2,186             6,663            4,921
                                                      -------          -------           -------          -------
EXPENSES:
  Personnel expense                                     1,566            1,884             4,631            4,569
  General and administrative expense                       71               71               241              347
  Other expenses                                          195              275               616              840
  Interest expense                                         26               49               244              156
  Depreciation and amortization                            13               54                39               95
                                                      -------          -------           -------          -------
      Total expenses                                    1,871            2,333             5,771            6,007
                                                      -------          -------           -------          -------

INCOME (LOSS) BEFORE INCOME TAXES                         496             (147)              892           (1,086)
INCOME TAX PROVISION (BENEFIT)                            368               --               546             (235)
                                                      -------          -------           -------          -------
NET INCOME (LOSS)                                     $   128          $  (147)          $   346          $  (851)
                                                      =======          =======           =======          =======

On July 1, 2000 $13,845,000 of net book value subordinate MBS were transferred from HCP to the Company. The MBS were transferred at fair market value for tax purposes.

                             HANOVERTRADE.COM, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER       SEPTEMBER       SEPTEMBER      SEPTEMBER
                                               30, 2000        30, 1999        30, 2000       30, 1999
                                               ---------       ---------       ---------      ---------
REVENUES:
  Loan brokering and other income                   59              --              59              --
                                                 -----                           -----
       Total revenues                               59              --              59              --
                                                 -----           -----           -----           -----
EXPENSES:
  Personnel expense                                382              --             382              --
  Occupancy expense                                 63              --              63              --
  Network and technology expense                    45               3              78               3
  Professional fees                                 11              --              23              --
  Travel and trade shows                            88               3             104               3
  General and administrative                        56              --              59              --
  Interest expense                                  24              --              31              --
  Depreciation and amortization expense              1              --               1              --
                                                 -----           -----           -----           -----
       Total expenses                              670               6             741               6
                                                 -----           -----           -----           -----

(LOSS) BEFORE INCOME TAXES                        (611)             (6)           (682)             (6)
INCOME TAX PROVISION (BENEFIT)                      --              --              --              --
                                                 -----           -----           -----           -----
NET (LOSS)                                       $(611)          $  (6)          $(682)          $  (6)
                                                 =====           =====           =====           =====

For the three months ended September 30, 2000, certain expenses from HCP and the Company were billed to HTC. The expenses billed include personnel expense, occupancy expense, travel, entertainment and trade show expense, and general and administrative expenses and were billed to reflect activity on behalf of HTC. HCP and the Company expect similar billings in future periods.

HCP billed a total of $164,000 of net expenses to HTC for the three months ended September 30, 2000. The billing included $150,000 of personnel expense, $13,000 of occupancy expense, $20,000 of travel, entertainment and trade show expense, $40,000 general and administrative expense offset by $59,000 of loan brokering revenue. This billing was included as an expense reduction by HCP.

The Company billed a total of $290,000 of expenses to HTC for the three months ended September 30, 2000. The billing included $233,000 of personnel expense, $49,000 of occupancy expense, $7,000 of general and administrative expense, and $1,000 of depreciation expense. The billing was included as an expense reduction by the Company.

HTC total assets of $2,314,000 at September 30, 2000 include $2,280,000 of capitalized software costs. Amortization of these deferred costs is expected to begin in the fourth quarter of 2000. HTC total liabilities of $3,027,000 at September 30, 2000 include a note payable to the Company of $1,911,000 and accrued expenses of $909,000.

6. NOTES RECEIVABLE FROM RELATED PARTIES

During the third quarter of 2000, Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. In addition, the Company has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                                 (in thousands)

                      June 30, 2000                                     September 30, 2000
                         Balance          Advances         Repayment          Balance
                      -------------       --------         ---------    ------------------

Principal Loans          $ 3,279          $    --           $    --           $ 3,279
HCP Loan                   7,183            1,484            (7,882)              785
HTC Loan                   1,008              903                --             1,911
                         -------          -------           -------           -------

                         $11,470          $ 2,387           $(7,882)          $ 5,975
                         =======          =======           =======           =======

7. REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at September 30, 2000 is summarized as follows (dollars in thousands):

                                    Weighted            June 30,     Net       September 30,                         Type
                    Maximum         Average               2000    (Paydown)        2000       Underlying              Of
Lender             Borrowing     Maturity Date          Balance    Advance       Balance      Collateral          Collateral
------             ---------     -------------          --------  ---------    -------------  ----------          ----------

Lender A           $25,000     March 28, 2001           $ 3,274    $   541       $ 3,815      $ 11,061     (b)Retained CMO
 (committed)                                                                                                  Securities
Lender A                       October 2, 2000(a)(d)        925         11           936         1,449     (c)Mortgage Securities
Lender B                       October 30, 2000(a)       24,795     (3,045)       21,750        35,322     (c)Mortgage Securities
Lender B                       October 5, 2000(a)(d)      6,820        (41)        6,779         8,759     (c)Mortgage Securities
Lender C                       October 30, 2000(a)        4,403      3,273         7,676         8,028     (c)Mortgage Securities
Lender D                       October 31, 2000(a)(e)     2,420      1,225         3,645         5,276     (c)Mortgage Securities
Lender E                       October 30, 2000(a)           --      1,029         1,029         1,279     (c)Mortgage Securities
Lender F                       October 30, 2000(a)          468         13           481           710     (c)Mortgage Securities
Lender G                       October 30, 2000(a)(d)       370         11           381           535     (c)Mortgage Securities

(a) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.
(b) Certificate balance at September 30, 2000.
(c) Book value at September 30, 2000.
(d) These borrowings were transferred from HCP on July 1, 2000.
(e) Borrowings of $1,956,000 were transferred from HCP on July 1, 2000.

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

9. COMMON STOCK REPURCHASES

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock from time to time in open market transactions.

In October 1999, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions.

In August 2000, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions up to a maximum of $3,000,000. During the quarter ended September 30, 2000, the Company repurchased 90,080 shares at an average price of $4.61 per share for a total of $414,950 pursuant to the share repurchase programs. In aggregate, the Company has repurchased 646,880 shares pursuant to the 1998 share repurchase program, 1,000,000 shares pursuant to the 1999 share repurchase program, and 3,045 shares pursuant to the 2000 share repurchase program as of September 30, 2000.

10. AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to provide, among other things, due diligence, asset management and administrative services.

The consolidated statement of operations of the Company for the quarter ended September 30, 2000 includes management and administrative expenses of $156,000 relating to billings from HCP. The consolidated statement of operations of the Company for the three months ended September 30, 1999 includes management and administrative expenses of $241,000 and due diligence expenses of $12,000 relating to billings from HCP. The 1999 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During the three months ended September 30, 2000 and 1999 the Company recorded $46,000 and $44,000 of interest income generated from loans to the Principals, $26,000 and $49,000 of interest income from loans to HCP and $24,000 and $ 0 of interest income from loans to HTC. The term of the Management Agreement continues until December 31, 2000 with provisions for automatic renewal.

11. EARNINGS PER SHARE

Calculations for earnings per share are show below (dollars in thousands, except per share data):

                                                        THREE MONTHS        THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                           ENDED               ENDED                ENDED               ENDED
                                                         SEPTEMBER           SEPTEMBER            SEPTEMBER           SEPTEMBER
                                                          30, 2000            30, 1999             30, 2000            30, 1999
                                                        ------------        ------------         -----------         -----------
EARNINGS PER SHARE BASIC:
   Net income (loss)                                     $       727         $   (13,994)         $     2,152         $   (13,200)
                                                         ===========         ===========          ===========         ===========

   Average common shares outstanding                       4,868,504           5,826,899            5,307,108           5,984,500
                                                         ===========         ===========          ===========         ===========

   Per share                                             $     0. 15         $     (2.40)         $      0.41         $     (2.21)
                                                         ===========         ===========          ===========         ===========

EARNINGS PER SHARE DILUTED:
   Net income (loss)                                     $       727         $   (13,994)         $     2,152         $   (13,200)
                                                         ===========         ===========          ===========         ===========

   Average common shares outstanding                       4,868,504           5,826,899            5,307,108           5,984,500
                                                         -----------         -----------          -----------         -----------

   Add: Incremental shares
           from assumed conversion of Warrants                45,207              50,000                8,093              32,294
        Incremental shares from assumed exercise
         of 1999 options                                       1,679                   0                    0                   0
                                                         -----------         -----------          -----------         -----------
   Dilutive potential common shares                           46,886              50,000                8,093              32,294
                                                         -----------         -----------          -----------         -----------

Adjusted weighted average shares outstanding               4,915,390           5,876,899            5,315,201           6,016,794
                                                         ===========         ===========          ===========         ===========
   Per share                                             $      0.15         $     (2.38)         $      0.40         $     (2.19)
                                                         ===========         ===========          ===========         ===========

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

13. CERTAIN CHARGES AND EXPENSES IN THE THREE MONTHS ENDED
    SEPTEMBER 30, 1999

For the three-month period ended September 30, 1999 the Company recorded certain charges and expenses totaling $14,061,000. These charges and expenses are summarized as detailed below (dollars in thousands):

Realized (loss) on mark to
    market of mortgage securities                   $ 1,312
Impairment charge on mortgage securities              2,225
Realized (loss) on mark to
    market of mortgage loans                          2,997
Provision for (loss) on disposition of
    unconsolidated subsidiary (HCP-2)                 4,793
Additional operating expenses relating
    to the provision for (loss) on sale of
    unconsolidated subsidiary (HCP-2)                   153
Loss from unconsolidated subsidiary
    (HCP-2)                                             403
Catch-up premium, (discount), deferred
    financing adjustments on certain
    CMOs and mortgage securities                      1,821
Mortgage loan net interest
    income adjustment                                   357
                                                    -------
                                                    $14,061
                                                    =======

No similar charges or expenses were recorded in the three month period ended September 30, 2000.

14. SUBSEQUENT EVENTS

On November 3, 2000 a $0.20 cash dividend was declared by the Board of Directors for the quarter ended September 30, 2000 to be paid on November 27, 2000 to stockholders of record as of November 20, 2000.

The Company has repurchased 488,410 shares of its common stock since September 30, 2000 for an aggregate purchase price of $2,805,016 including expenses, or an average of $5.74 per share. As a result of the repurchases, the Company's outstanding common stock has been reduced from 4,818,874 shares as of September 30 to 4,330,464 shares as of November 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER          SEPTEMBER          SEPTEMBER          SEPTEMBER
                                                            30, 2000           30, 1999           30, 2000           30, 1999
                                                            ---------          ---------          ---------          ---------

Net interest income                                         $  2,081           $   (884)          $  4,990           $  2,900
Loan loss provision                                             (385)              (107)              (587)              (339)
Gain on sale of servicing rights                                  --                196                 --                540
Gain (loss) on sale of mortgage assets                            --                (17)                --                146
Provision for (loss) on disposition of
   Unconsolidated subsidiary                                                     (4,793)                               (4,793)
Gain (loss) mark to market of mortgage securities,
   net of associated hedge                                        --             (6,534)               515             (6,534)
                                                            --------           --------           --------           --------
     Total revenues                                            1,696            (12,139)             4,918             (8,080)
Expenses                                                         502              1,304              2,441              2,989
                                                            --------           --------           --------           --------
     Operating income (loss)                                   1,194            (13,443)             2,477            (11,019)

Equity in (loss) of unconsolidated
  Subsidiaries                                                  (467)              (551)                               (2,131)
                                                            --------           --------           --------           --------
                                                                                                      (325)

Net income (loss)                                           $    727           $(13,994)          $  2,152           $(13,200)
                                                            ========           ========           ========           ========

Basic earnings (loss) per share                             $   0.15           $  (2.40)          $   0.41           $  (2.21)
                                                            ========           ========           ========           ========

Dividends declared per share (a)                            $   0.20           $   0.10           $   0.46           $   0.40
                                                            ========           ========           ========           ========

(a) The dividends relating to the three months ended September 30, 2000 were declared on November 3, 2000. The dividends relating to the three months ended September 30, 1999 were declared on October 29, 1999.

The Company recorded net income of $727,000 or $0.15 per share based on 4,868,504 weighted average shares of common stock outstanding for the three months ended September 30, 2000 compared to a net loss of ($13,994,000) or ($2.40) per share based on 5,826,899 weighted average common shares outstanding for the three months ended September 30, 1999. Total revenue for the third quarter of 2000 was $1,696,000 compared with ($12,139,000) for the third quarter of 1999. The third quarter 2000 revenue was enhanced by an amortization adjustment of $205,000 due to changes in prepayment speed assumptions and $306,000 of net revenue from subordinate MBS transferred to the Company from HCP on July 1, 2000. The third quarter 1999 was impacted by one time charges totaling $14,061,000 relating to: provision for loss on disposition of unconsolidated subsidiary; mark to market of mortgage securities; catch-up premium, discount and deferred financing amortization; mortgage loan net interest income adjustments; and additional operating expenses relating to the disposition of an unconsolidated subsidiary.

The Company's income from HCP, its consulting subsidiary, increased from a loss of ($142,000) in the three months ended September 30, 1999 to income of $125,000 for the three months ended September 30, 2000. HCP's total revenue for the third quarter of 2000 was $2,367,000 compared with $2,186,000 for the third quarter of 1999, an 8.3% increase. Due diligence fees were $1,741,000, a decrease of $176,000 or 9.2% from the $1,917,000 earned in the third quarter of 1999. Assignment fees contributed $135,000 of revenue for the third quarter of 2000. HCP's investments in subordinate MBS contributed $441,000 gain from sales of securities during the third quarter of 2000. HCP's investment in subordinate MBS was transferred to the Company at the start of the third quarter and made no contribution of net interest income (net of interest expense and loan loss provision) to HCP during the third quarter of 2000. Loan brokering and other income revenue decreased from $141,000 in the third quarter of 1999 to $41,000 for the third quarter of 2000.

During the three months and nine months ended September 30, 2000, the Company did not record any equity in losses of its securitization subsidiary, HCP-2. In the three months and nine months ended September 30, 1999, the Company reflected equity in losses of HCP-2 of $403,000 and $1,299,000, respectively. The Company has elected to liquidate HCP-2, and in connection with this decision took a loss provision of $4,793,000 and recognized certain other operating expenses in the quarter ended September 30, 1999. The Company does not anticipate any future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries for the third quarter of 2000 is a $592,000 loss from a recently organized subsidiary, HanoverTrade.com ("HTC"). HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

For the three months ended September 30, 2000, certain expenses from HCP and the Company were billed to HTC. The expenses billed include personnel expense, occupancy expense, travel and trade shows, and general and administrative expenses and were billed to reflect activity on behalf of HTC. HCP and the Company expect similar billings in future periods.

HCP billed a total of $164,000 of net expenses to HTC for the three months ended September 30, 2000. The billing included $150,000 of personnel expense, $13,000 of occupancy expense, $20,000 of travel and trade show expense, $40,000 general and administrative expense offset by $59,000 of loan brokering revenue. This billing was included as an expense reduction by HCP.

The Company billed a total of $290,000 of expenses to HTC for the three months ended September 30, 2000. The billing included $146,000 of personnel expense and $76,000 of management and administrative expense recorded as personnel expense at HTC, $49,000 of occupancy expense, $7,000 of general and administrative expense, and $1,000 of depreciation expense. The billing was included as an expense reduction by the Company.

Operating expenses of the Company for the three months ended September 30, 2000 were $502,000, compared to $1,304,000 for the three months ended September 30, 1999, a decrease of $802,000. The major components of the change are decreases in personnel expenses of $380,000, legal and professional expenses of $278,000, management and administrative expense of $85,000, financing and commitment fees of $80,000, while other expenses increased by $33,000.

Personnel expenses declined from $508,000 in the third quarter of 1999 to $128,000 for the third quarter of 2000, a decrease of $380,000. The major components of the decrease are the previously mentioned $146,000 personnel expense billed to HTC in the third quarter of 2000, $73,000 of personnel expense billed to HCP in the third quarter of 2000 and a one time expense for loan forgiveness of $103,000 in the third quarter of 1999.

Legal and professional fees decreased by $278,000 from the third quarter of 1999 compared to the third quarter of 2000 due to a lower level of legal expenses in 2000 and an accrual adjustment of $70,000 in the third quarter of 2000 to reflect an ongoing lower level of legal expenditures.

Management and administrative expense decreased from the third quarter of 1999 compared to the third quarter of 2000 by $85,000 as a result of the billing of $76,000 of management and administrative expense to HTC during the third quarter of 2000.

Financing and commitment fees decreased from the third quarter of 1999 to the third quarter of 2000 by $80,000 due to a lower level of committed financing and accrual adjustments to reflect lower ongoing financing fees.

Other expenses increased from the third quarter of 1999 compared to the third quarter of 2000 by $33,000. Lower custodial fees and billings of premises expense to HTC offset higher expenses for rent, utilities, administrative fees, insurance, leasehold amortization and appraisal fees.

For the nine months ended September 30, 2000 the Company reflected net income of $2,152,000 or $0.41 per share based on 5,307,108 weighted average shares of common stock outstanding, compared to a loss of ($13,200,000) or ($2.21) per share based on 5,984,500 weighted average shares of common stock outstanding for the nine months ended September 30, 1999. Total revenue for the nine months ended September 30, 2000 was $4,918,000 compared to expense of ($8,080,000) for the nine months ended September 30, 1999. Net interest income after loan loss provision increased from $2,561,000 for the nine months ended September 30, 1999 to $4,403,000 for the nine months ended September 30, 2000. The nine months ended September 30, 1999 were impacted by the one time charges taken in the third quarter and outlined previously and were enhanced by gain on sale of servicing of $540,000 and gain on sale of mortgage assets of $146,000. The nine months ended September 30, 2000 benefited from gain on mark to market of mortgage securities of $515,000, amortization adjustment of $205,000, $306,000 of net interest revenue from subordinate MBS transferred to the Company from HCP in the third quarter of 2000.

Operating expenses decreased from $2,989,000 for the nine months ended September 30, 1999 to $2,441,000 for the nine months ended September 30, 2000. Decreases in legal and professional expenses and due diligence expenses were offset by increases in other expenses. The increase in other expense is primarily premises expense which is higher in 2000 due to increased office space, increase in leasehold amortization and premises expenses recorded by the Company in 2000 which was recorded by HCP in 1999. These increases are offset in part by premises expense billed to HTC in the third quarter of 2000.

The Company's third quarter 2000 and 1999 operating expenses did not include any incentive bonus compensation pursuant to the Company's incentive bonus plan. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 2000 was $2,081,000 compared to net interest expense of ($884,000) for 1999. The following table reflects net interest income (expense) generated for each period (dollars in thousands):


                                      NET INTEREST INCOME (EXPENSE)
                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                          2000             1999
                                          ----             ----

Mortgage loans                          $    15          $  (314)
CMO collateral                              132              181
FNMA MBS                                    440              143
Private placement notes                   1,383           (1,132)
Other                                       111              238
                                        -------          -------
Total net interest income (expense)     $ 2,081          $  (884)
                                        =======          =======


TAXABLE INCOME

Hanover's taxable income for the quarter ended September 30, 2000 is estimated at $1,162,000. Taxable income differs from GAAP net income for the quarter ended September 30, 2000 due to various recurring and one-time book/tax differences. The following table details the significant book/tax differences in arriving at the estimated taxable income for the quarter ended September 30, 2000 (dollars in thousands):

GAAP NET INCOME                                                               $   727
RECURRING ADJUSTMENTS:
Add:      Loan loss provision, net of realized losses                             315
Less:     Tax amortization of net premiums
             on mortgages, CMO collateral and
             mortgage securities and interest accrual
             in excess of GAAP amortization and
             interest accrual                                                    (330)
          Equity in (income) loss of unconsolidated subsidiaries                  467
          Other                                                                   (17)
                                                                              -------
ESTIMATED TAXABLE INCOME                                                      $ 1,162
                                                                              =======

As a REIT, Hanover is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of Hanover's taxable income for each year by the time Hanover files its Federal tax return. Therefore, Hanover generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level.

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

The Company had two committed reverse repurchase agreement lines of credit in place at September 30, 2000 and eight uncommitted lines of credit. See Note 7 to the financial statements. The Company may enter into additional committed and uncommitted lines of credit in the future.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $3,031,000 compared to net income of $2,152,000. The most significant sources of cash in operating activities were decrease in loans to related parties of $2,212,000, consisting primarily of repayment of loans to HCP which were used to fund purchases by HCP of subordinate MBS offset by advances to HTC to fund web-site development; increase in CMO discount of 1,069,000; decrease in accrued interest payable of $461,000; decrease in due to related parties of $88,000 and decrease in accrued expenses and other liabilities of $640,000. The largest uses of cash in operating activities included an increase of $1,716,000 in prepaid expenses and other assets and primarily due to an increase in deferred financing expenses.

Net cash provided by investing activities amounted to $27,497,000 for the nine months ended September 30, 2000. The majority of cash from investing activities was generated from principal payments received on collateral for CMOs of $41,336,000 and principal payments received on mortgage securities of $5,666,000. Cash used in investing activities included purchases of MBS of $5,679,000 and transfer of subordinate MBS from HCP to the Company of $13,845,000.

Net cash used in financing activities totaled $45,477,000 during the nine months ended September 30, 2000. The Company made net repayments to its reverse repurchase lenders of $9,229,000 and net reductions on CMOs of $29,830,000. The Company also paid dividends of $1,956,000 and purchased an additional 1,008,025 shares of its common stock for $4,462,000 during this period.


CAPITAL RESOURCES

The Company had no significant capital expenditure during the third quarter of 2000 and management does not anticipate the need for any material capital expenditure in the near future.

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

OTHER MATTERS

REIT Requirements

Hanover has elected to be treated as a REIT for federal income tax purposes, pursuant to the Internal Revenue Code of 1986, as amended (sometimes referred to as the "Code"). Hanover believes that it was in full compliance with the REIT tax rules as of September 30, 2000 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

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

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of September 30, 2000, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments.

Negative Effects of Fluctuating Interest Rates

Changes in interest rates may impact the Company's earnings in various ways. While the Company anticipates that over the long term less than 25% of its mortgage loans will be adjustable rate mortgages ("ARMs"), rising short-term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in the interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could temporarily decline.

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

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 2000, management determined that the Company is in compliance with this requirement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the third quarter of 2000 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At September 30, 2000 the Company had forward commitments to sell $6.8 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the net interest margin between approximately $17.6 million of rated subordinate mortgage-backed securities and the financing associated with these securities.

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

At September 30, 2000 the Company had the following interest rate caps in effect (dollars in thousands):

      NOTIONAL AMOUNT          INDEX                  STRIKE %     MATURITY DATE
--------------------------------------------------------------------------------
          $ 25,265          3 Month LIBOR              5.75%       March, 2001
            24,418          3 Month LIBOR              5.75%       April, 2001
            11,000          3 Month LIBOR              7.695%      October, 2003
            50,000          1 Month LIBOR              7.25%       August, 2002
            25,000          1 Month LIBOR              7.75%       August, 2004
          --------
          $135,683
          ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At September 30, 2000, the Company owned a deminimus amount of mortgage loans held for sale. If the Company resumes its strategy of purchasing mortgage loans, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its repo financing and the yield on the mortgage loans. The Company's repo financing agreements at September 30, 2000 were indexed to LIBOR plus a spread of 125 to 238 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At September 30, 2000, the Company had a total of $42,677,000 of floating rate reverse repo financing compared to $61,358,000 of fixed rate mortgage-backed securities investments, and $3,815,000 floating rate reverse repo financing against $11,061,000 principal balance retained CMO securities. The Company has attempted to hedge exposure by using the rate caps and short sales of agency MBS described above.

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $150,950,000 of fixed rate mortgage loans, $77,155,000 of adjustable rate mortgage loans and $9,912,000 of mortgage securities at September 30, 2000. The primary financing for this asset category is the CMOs of $226,229,000 and to a much lesser extent repo agreements of $3,815,000. The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization.

Mortgage Securities

At September 30, 2000 the Company owned fixed rate Agency and private placement mortgage securities and interest only and principal only private placement mortgage securities with an aggregate carrying value of $68,101,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings
          During the third quarter of 2000, there were no material developments with respect to legal proceedings to which the Company or any of its affiliates have been a party.

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          On August 10, 2000 the Company's Board of Directors approved a common stock repurchase program which authorized the Company to repurchase the lessor of
          $3,000,000 worth of issued and outstanding common stock or 1,000,000 shares of issued and outstanding common stock. Such purchases to be effected from time to time on the
          American Stock Exchange in such amounts and at such prices as determined by the officers of the Company.

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

                                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                     By: /s/ John A. Burchett
Dated: November 13, 2000                 ---------------------------------------
       -----------------                 John A. Burchett
                                         Chairman of the Board of Directors

                                     By: /s/ Thomas P. Kaplan
Dated: November 13, 2000                 ---------------------------------------
       -----------------                 Thomas P. Kaplan
                                         Chief Financial Officer