Form 10-K
period 2000-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2001-04-02
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to
                                    --------------    -------------

Commission file number:    001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                        13-3950486
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K


     The aggregate market value of common stock held by nonaffiliates of the registrant as of March 1, 2001 was approximately $26,586,000 (based on closing sales price of $6.15 per share of common stock as reported for the American Stock Exchange) on March 1, 2001.


     The registrant had 4,322,944 shares of common stock outstanding as of March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of registrant's fiscal year, are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX

PART I                                                                      PAGE

Item 1. Business............................................................  2

Item 2. Properties.......................................................... 23

Item 3. Legal Proceedings................................................... 23

Item 4. Submission of Matters to a Vote of Security Holders................. 23

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters............................................................. 24

Item 6. Selected Financial Data............................................. 27

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 28

Item 7a. Quantitative and Qualitative Disclosure About Market Risk.......... 49

Item 8. Financial Statements and Supplementary Data......................... 51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 51

PART III

Item 10. Directors and Executive Officers of the Registrant................. 52

Item 11. Executive Compensation............................................. 52

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 52

Item 13. Certain Relationships and Related Transactions..................... 52

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 53

Signatures ................................................................. 54

                                     PART I

ITEM 1: BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. Hanover has two primary unconsolidated subsidiaries: Hanover Capital Partners Ltd. ("HCP") and HanoverTrade.com, Inc. ("HTC"). When we refer to the "Company," we mean Hanover together with its consolidated and unconsolidated subsidiaries.

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HTC. The principal business strategy of Hanover is to invest in mortgage backed securities ("MBS") and, to a lesser extent, in mortgage loans. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an online world-wide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities and to generate fee income through HCP and HTC.


The Company's principal executive offices are located at 90 West Street, Suite 2210, New York, New York 10006.

INVESTMENT PORTFOLIO

General

Hanover's primary business is investing in mortgage backed securities which are secured by single family mortgage loans. Hanover generally targets so-called "subordinate" mortgage backed securities. The subordinate mortgage backed securities bear all of the credit losses on the related pool of mortgage loans. Because of this feature, these securities are generally rated below investment grade by the major statistical rating organizations, such as Moody's Investors Service, Standard & Poor's Ratings Group, or Fitch Investor Service.

Hanover has in the past, and may in the future, invest directly in mortgage loans. Hanover has issued mortgage backed securities collateralized by these loans, and has retained the subordinate securities from these transactions.

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

Trends and Recent Developments

PURCHASE OF SUBORDINATE MBS. As a result of the continued evolution of the mortgage loan and MBS markets in which the Company operates, market conditions in 1999 dictated a shift in the Company's strategy of acquiring mortgage loans and mortgage-backed securities, as compared to 1997 and 1998. Whereas the Company had previously focused primarily on acquiring seasoned mortgage loans, in 1999 and 2000 the Company focused primarily on acquiring subordinate MBS with characteristics similar to the subordinate MBS that the Company created in its securitizations.

Prior to 1999, the Company had primarily invested its funds in mortgage whole loans, which were subsequently securitized. When the mortgage whole loans were securitized, the Company retained a subordinate interest in the loans. These subordinate interests are referred to as subordinate MBS. Other issuers also create subordinate MBS, and these subordinate MBS trade in organized markets.

The market for subordinate MBS changed dramatically at the end of 1998 and in early 1999, resulting in a substantial buying opportunity for the Company. The pricing shifts experienced in early 1999 have remained consistent to-date. As a result of the change in relative pricing, the Company found that it could purchase subordinate MBS created by third party securitizers at very attractive yields. Additionally, the Company's costs to acquire subordinate MBS created by other issuers is substantially lower than the cost of creating its own subordinate MBS.

As a result of these changes in the market, the Company took advantage of the new market conditions by curtailing its purchase of mortgage whole loans and purchasing existing MBS instead. In 2000, the Company purchased ten subordinate MBS with an aggregate principal balance of $9,273,000, at a net purchase price of $5,941,000. The Company also purchased three MBS issued by agencies of the Federal government ("Agency") with an aggregate principal balance of $4,257,000 at a net purchase price of $4,626,000. In addition, the Company's affiliate, HCP, purchased twenty-seven subordinate MBS with an aggregate principal balance of $15,191,000, at a net purchase price of $8,451,000. All of the MBS purchased by HCP were either sold or transferred to Hanover in June 2000. The Company receives 97% of the income attributable to the subordinate MBS purchased by its affiliate.

Portfolio Composition

At December 31, 2000, the Company had invested $222,124,000 or 81.4% of the Company's total assets in single-family mortgage loans classified as held for sale, held to maturity or collateral for collateralized mortgage obligations ("CMOs"), and $25,846,000 or 9.5% of its total assets in single-family mortgage-backed securities classified as available for sale, held to maturity or held for trading. The composition of the investment portfolio is described in detail in Notes 3 and 4 to the Company's audited financial statements included in this Annual Report on Form 10-K. The revenues, operating profit and loss from the Company's investing activity is reflected on the Company's consolidated statement of operations.

In 2000, the Company experienced $16,000 of mortgage loan losses on its mortgage loan portfolio (held for sale, held to maturity and collateral for CMOs), and $70,000 of losses on its mortgage-backed securities portfolio (available for sale, held to maturity and trading). The Company experienced $58,000 of mortgage loan losses during 1999 on its mortgage loan portfolio and no losses on its mortgage-backed securities portfolio. Notwithstanding the low level of losses actually incurred, the Company recorded a provision for anticipated credit losses of $875,000 and $446,000 in 2000 and 1999.

The mortgage loans and created mortgage securities held in the Investment Portfolio generally will be held on a long-term basis, so that the returns will be earned over the lives of the mortgage loans and mortgage securities rather than from sales of the investments. The mortgage securities that the Company purchased may be held or sold from time to time depending on market conditions

Securitization Activity

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

The table below summarizes the Company's securitization transactions (dollars in thousands):

                                     SECURITIZATION TRANSACTIONS

                        Collateral Principal                                        Mortgage
    Month                    Balance on                 Transaction                 Security
  Completed               Transaction Date                 Type                      Created
  ---------               ----------------                 ----                      -------
 April 1998                   $102,977           CMO structured as a REMIC      Private Placement
 August 1998                    17,404                     Swap                       FNMA
October 1998                   317,764                     REMIC                Private Placement
October 1998                    55,650                     Swap                       FNMA
December 1998                   55,208                     Swap                       FNMA
 March 1999                    138,357                      CMO                 Private Placement
 August 1999                   111,575                      CMO                 Private Placement
  June 2000                     25,588                      CMO                 Private Placement


Subordinate Mortgage Backed Securities Purchases

In analyzing subordinate MBS for purchase, the Company focuses primarily on subordinated interests ("tranches") in pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FNMA, FHLMC or GNMA) conduits, typically because the principal balance of the mortgages exceeds the maximum amount permissible in a government-agency guaranteed MBS. The Company generally purchases subordinate MBS collateralized by "A" quality mortgages originated by several of the largest non-government mortgage conduits in the market. All of the Company's acquisitions of subordinate MBS to date have been fixed rate.

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

As of December 31, 2000, the Company and its affiliates had purchased since inception approximately $64,317,000 (principal balance) of subordinate MBS from third parties at an aggregate purchase price of $32,174,000. As of the same date, the Company had sold approximately $28,192,000 (principal balance) of such securities. At December 31, 2000 the Company owned $35,212,000 (principal balance) of subordinate MBS purchased from third parties, representing a subordinate interest in $5,401,000,000 of single-family mortgage loan pools. The aggregate carrying value of these MBS at December 31, 2000 was $19,518,000.

Because there are a number of regular issuers of subordinate MBS, the Company is not dependent upon any one source. Note 5 to the financial statements describes the concentration of the Company's portfolio by issuer. Management believes that the loss of any single financial institution from which the Company purchases subordinate MBS would not have any detrimental effect on the Company.

One of the Company's unconsolidated subsidiaries, HCP, has a due diligence and consulting staff, located in Edison, New Jersey, consisting of approximately 33 full-time employees and access to a part-time pool of employees in excess of
500. The due diligence staff contributes to the subordinate MBS acquisition process by providing expertise in the analysis of many characteristics of the underlying single-family mortgage loans.

Prior to making an offer to purchase a subordinate MBS, HCP employees conduct an extensive investigation and evaluation of the loans collateralizing the security. This examination typically consists of analyzing the information made available by the seller (generally, an outline of the portfolio with the information for each loan in the pool), reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing the Company's single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets), and in certain instances obtaining property specific opinions of value from third parties. The Company's senior management determines the amount to be offered for the security using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location, credit scores and types of the loans. The Company also reviews information on the local economy and real estate markets (including the amount of time and procedures legally required to foreclose on real property) where the loan collateral is located.

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

Single Family Mortgage Operations

SINGLE-FAMILY MORTGAGE LOANS. In 2000, the Company did not purchase any mortgage whole loans. However, the Company continues to monitor the relative value available in the mortgage whole loan market vis-a-vis the subordinate MBS market. To the extent that the Company is able to purchase and securitize mortgage whole loans at attractive prices, the Company would attempt to do so, creating attractive yields on the resulting subordinate MBS.

In analyzing potential whole loan pools for purchase, the Company focuses on pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FNMA, FHLMC or GNMA) or private conduit programs. Single-family mortgage loans generally are acquired in pools from a wide variety of sources, including private sellers such as banks, thrifts, finance companies, mortgage companies and governmental agencies.

At December 31, 2000, the Company had purchased since inception in excess of $1 billion of single-family mortgage loan pools. Also, at December 31, 2000 the Company did not have any commitments outstanding to purchase single-family mortgage pools.


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

The Company maintains a process to improve the value of its single-family mortgage loan portfolio, including updating data, obtaining lost note affidavits in the event that a note has been misplaced, updating property values with new appraisals, assembling historical records, obtaining mortgage insurance if the value of a loan is in question, grouping similar loans in packages for securitization, and segmenting portfolios for different buyers. However, Management believes that in most cases, any value created will be extracted by financing or securitizing the single-family mortgage loans and then realizing the enhanced spread on the retained pool, as opposed to recognizing a gain on sale of the single-family mortgage loan portfolio.

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

HCMC serviced approximately $10 million and $13 million of multifamily mortgage loans at December 31, 2000 and December 31, 1999. The servicing of mortgage loans involves processing and administering the mortgage loan payments for a fee. It involves collecting mortgage payments on behalf of investors, reporting information to investors and maintaining escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers.

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

HANOVER CAPITAL PARTNERS LTD.

The Company conducts due diligence and consulting operations through HCP for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of loan sale advisory assignments, the underwriting of credit, analysis of loan documentation and collateral, analysis of the accuracy of the accounting for mortgage loans serviced by third party servicers, and the preparation of documentation to facilitate the transfer of mortgage loan. The due diligence analyses are performed on a loan by loan basis. Consulting services include loan sale advisory work for government agencies such as the Small Business Administration and Federal Deposit
Insurance Corporation as well as private sector financial institutions. HCP also performs due diligence on mortgage loans acquired by the Company.

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

In January 2000, HCP hired all of the former management of Document Management Network, Inc. and is continuing DMN's business as the Assignment Division of HCP. The Assignment Division provides mortgage assignment services for many of the same customers serviced by HCP. Whenever an institution purchases a mortgage loan in the secondary market, the purchaser is required to submit paperwork (called an "assignment of mortgage") to the local county or city jurisdiction in which the mortgaged property is located in order to record the new institution's interest in the mortgaged property. The Assignment Division employees prepare and process this paperwork for third party institutions.

HANOVERTRADE.COM, INC.

The Company conducts loan brokering and trading, and loan sale advisory services through HTC. HTC operates an online world wide web-based exchange for trading loan pools (primarily mortgage loan pools) and performs loan sale advisory services for third parties. HTC was incorporated on May 28, 1999. In the third quarter of 2000, the loan brokering and trading activities of HCP were combined with the HTC activities. HTC officially launched its web-site on October 29, 2000.


In January of 2000, HTC hired all of the former employees and acquired all of the assets of Pamex Capital Partners, LLC. (We refer to this as "Pamex.") Prior to its acquisition, Pamex was a traditional broker of pools of mortgage loans and consumer loans. With the acquisition of Pamex and subsequent reassignments, HTC has 9 full-time salespeople. These salespeople attempt to maintain regular contact with all of the major buyers and sellers of mortgage and consumer whole loans.

As of January 31, 2001, registered members of the site accounted for approximately 51% of the domestic US mortgage origination market.

HTC arranges for the sale of pools of mortgage loans, consumer loans and commercial mortgage loans to institutional purchasers. HTC arranges for such sales through its web site as well as through traditional channels, including telephone contact and e-mail.

Typically, HTC attempts to utilize its web site to assist in the process of selling larger pools of mortgage loans that conform to industry recognized underwriting standards. For smaller pools, or pools that do not conform to industry recognized standards, HTC will attempt to sell these pools using more traditional means. To assist in the sales process of these pools, HTC may prepare marketing materials and marketing analyses for sellers of pools.

FINANCING

General

The Company's purchases of mortgage related assets are initially financed primarily with equity and short-term borrowings through reverse repurchase agreements until long-term financing is arranged or the assets are securitized. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement or some form of long term financing. The Company had established committed and uncommitted mortgage asset financing agreements from various financial institutions at December 31, 2000.

Reverse Repurchase Agreements

A reverse repurchase agreement ("repo"), although structured as a sale and repurchase obligation, is a financing transaction in which the Company pledges its mortgage assets as collateral to secure a short-term loan. Generally, the other party to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality of the collateral pledged. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If the Company defaults in a payment obligation under such agreements, the lending party may liquidate the collateral.

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

To reduce its exposure to the credit risk of reverse repurchase agreements, the Company enters into such arrangements with several different parties. The Company monitors its exposure to the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of its mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

The reverse repurchase borrowings bear short-term (one year or less) fixed interest rates varying from LIBOR to LIBOR plus 288 basis points depending on the credit of the related mortgage assets. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in rising interest-rate markets, could require the Company to sell assets to reduce the borrowings.

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

SECURITIZATION AND SALE PROCESS

General

During periods when the Company is acquiring mortgage whole loans, the Company normally securitizes the mortgage loans through the issuance of mortgage-backed securities after acquiring a sufficient volume of mortgage loans with similar characteristics, generally $50 million to $100 million or more. Such securitization generally will be in the form of collateralized mortgage obligations but may also be in the form of REMICs. Alternatively, to a lesser extent and to the extent consistent with the Company's qualification as a REIT, the Company may resell loans in bulk whole loan sales. The length of time from when the Company commits to purchase a mortgage loan to when it sells or securitizes the loan will generally range from 30 days to one year or more, depending on several factors, including the length of the purchase commitment period, the amount and type of the mortgage loan, and the securitization process.

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

The Company may from time to time issue REMICs. REMIC transactions are generally accounted for as sales of the mortgage loans for tax purposes and can be accounted for as sales or financings for accounting purposes depending upon various criteria. REMIC securities consist of one or more classes of "regular interests" and a single "residual interest". The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the underlying mortgage loans over the amounts required to be distributed on the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow. In such a REMIC transaction, the Company sells its entire interest in the mortgage loans, and all of the capital originally invested in the mortgage loans may be reinvested. The Company may retain regular and residual interests on a short-term or long-term basis. Gain on sale income from the issuance of REMICs may not qualify as acceptable REIT income for tax purposes. Accordingly, REMIC issuances will generally be undertaken through the taxable subsidiaries.

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

In determining whether to provide credit enhancement, the Company takes into consideration the costs associated with each method. The Company generally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures or by over-collaterization of its mortgage assets. The need for additional collateral or other credit enhancements will depend upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and diminish the potential expansion of the Investment Portfolio.

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

CAPITAL ALLOCATION GUIDELINES (CAG)

The Company has adopted capital allocation guidelines ("CAG") in order to strike a balance between the under-utilization of leverage and excess dependence on leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. Modifications to the CAG require the approval of a majority of the Company's Board of Directors. The CAG are intended to keep the Company's leverage balanced by (i) matching the amount of leverage to the riskiness (return and liquidity) of each investment, and (ii) monitoring the credit and prepayment performance of each investment to adjust the required capital. This analysis takes into account the Company's various hedging and other risk containment programs discussed below. The minimum amount of equity the lender requires with a mortgage asset is generally referred to as the lender haircut. There is some variation in haircut levels among lenders from time to time. From the lender's perspective, the haircut is a "cushion" to provide additional protection if the value of or cash flow from an asset pool declines. The size of the haircut depends on the liquidity and price volatility of each investment. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. On the other extreme, securities rated below "AAA" and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut (5% to 50% depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 3% and 5% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 5% due to other attributes of the pool (delinquencies, aging, liens etc.).

Implementation of the CAG -- Mark to Market Accounting

Each quarter, for financial management purposes, the Company marks its investments to market. This process consists of (i) valuing the Company's investments acquired in the secondary market, and (ii) valuing the Company's non-security investments, such as retained interests in securitizations. For the first category, the Company obtains benchmark market quotes from traders who make markets in securities similar in nature to the Company's investments. The Company then adjusts for the difference in pricing between securities and whole loan pools. Market values for the Company's retained interests in securitizations are calculated internally using market assumptions for losses, prepayments and discount rates.

The face amount of the financing used for the securities and retained interests is subtracted from the current market value of the investments. This is the current market value of the Company's equity positions. This value is compared to the required capital as determined by the CAG. If the actual equity of the Company falls below the capital required by the CAG, the Company must prepare a plan to bring the actual capital above the level required by the CAG.

Periodically, management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the investments.

As a result of these procedures, the leverage of the balance sheet will change with the performance of the Company's investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic investments performance evaluation, along with the corresponding leverage adjustments, is intended to help to maintain the maximum acceptable leverage (and earnings) while protecting the capital base of the Company.

RISK MANAGEMENT

The Company believes that its portfolio income is subject to three primary risks: credit risk, interest rate risk and prepayment risk.

Credit Risk Management

The Company seeks to reduce credit risk through (i) the review of each mortgage-backed security or mortgage loan prior to purchase to ensure that it meets the guidelines established by the Company, (ii) use of early intervention, aggressive collection and loss mitigation techniques in the servicing process,
(iii) use of insurance in the securitization process, (iv) maintenance of appropriate capital and reserve levels, and (v) obtaining representations and warranties, to the extent possible, from originators. Although the Company does not set specific geographic diversification requirements, the Company monitors the geographic dispersion of the mortgage loans and makes decisions on a portfolio by portfolio basis about adding to specific concentrations.

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

Interest Rate Risk Management

For accounting purposes, the Company has three basic types of mortgage loans and four basic types of MBS. Mortgage loans are classified as (i) mortgage loans held for sale, (ii) mortgage loans held to maturity, or (iii) collateral for CMOs. MBS are classified as (i) available for sale, (ii) held to maturity, (iii) held for trading or (iv) collateral for CMOs. Fixed rate mortgage loans and MBS held for sale, available for sale or held for trading are generally hedged. A variety of hedging instruments may be used, depending on the asset or liability to be hedged and the relative price of the various hedging instruments. Possible hedging instruments include forward sales of mortgage securities, and may also include interest rate futures or options, interest rate swaps, and caps and floor agreements. Mortgage loans held in securitized form are generally financed in a manner intended to maintain a consistent spread in a variety of interest rate environments and therefore are not hedged.

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

Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against credit, interest rate and prepayment risks, no strategy can completely insulate the Company from the effects of credit risk, interest rate changes, prepayments and defaults by counterparties. Further, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks.

HEDGING

Investment Portfolio

The Company's primary method of addressing interest rate risk on its mortgage loans is through its strategy of securitizing mortgage loans with collateralized mortgage obligation ("CMO") borrowings or REMIC financing, which are designed to provide long term financing while maintaining a consistent spread in a variety of interest rate environments. The Company believes that its primary interest rate risk relates to MBS and mortgage loans that are financed with reverse repurchase agreements.

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

The Company may use a variety of instruments in its hedging program. Two examples currently used are interest rate caps and short sales of so called "TBA" securities. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. The Company enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations. "TBA" securities (which stands for "to be announced") are commitments to deliver mortgage securities which have not yet been created. When the Company short sells a TBA security, it ordinarily covers the short sale within a month by agreeing to buy a similar TBA security. The Company would then sell another TBA security and cover that sale in the following month and so on. The changes in market prices from such short sales are intended to offset changes in interest rates that could offset either the market price or the net interest margin earned on the Company's investment portfolio. The Company may also use, but as yet has not used, mortgage derivative securities. Mortgage derivative securities can be used as effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and to decrease as interest rates decline, while the experience for others is the converse. The Company will limit its purchases of mortgage derivative securities to investments that meet REIT requirements. To a lesser extent, the Company may also enter into, but again has not entered into, interest rate swap agreements, financial futures contracts and options on financial futures contracts, and forward contracts. However, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions of that Act. The REIT rules may restrict the Company's ability to purchase certain instruments and may restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks.

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

COMPETITION

The Company participates on a national level in the mortgage market, which is estimated at $5 trillion for single-family mortgage loans. In purchasing mortgage loans and MBS and issuing mortgage-backed securities, the Company competes with other REITs, established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. In addition, there are several mortgage REITs similar to the Company and others may be organized in the future. Continued consolidation in the mortgage banking industry may reduce the number of sellers of mortgage loans, which would reduce the Company's potential customer base and result in the Company purchasing a larger percentage of mortgage loans from a smaller number of sellers. These changes could negatively impact the Company. As an issuer of mortgage securities, the Company will face competition for investors from other investment opportunities.

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

EMPLOYEES

Hanover had five employees (the "Principals") at December 31, 2000. Hanover engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist Hanover in accomplishing its business objectives. At December 31, 2000, HCP employed 33 people on a full-time basis and 31 people on a part-time basis. HCP periodically hires additional employees on a temporary basis to perform due diligence and consulting service work on specific engagements. Nine of these 33 people devote substantially all their time to HTC. HTC does not have a separate payroll. HCP maintains a database of approximately 500 individuals that can be employed for due diligence and consulting engagements. To date, the Company and its subsidiaries believe they have been successful in their efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the employees are subject to collective bargaining agreements.

TRADEMARKS

HCP owns two registered trademarks that have been registered with the United States Patent and Trademark Office, each of which expires in the year 2003. HTC is in the process of registering one trademark with the United States Patent and Trademark office.

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

A REIT is subject to a 100% tax on the net income from prohibited transactions. The only "prohibited transaction" is the sale or disposition of property, that is not foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. Management believes that none of the 1999 or 2000 sales transactions would be classified as prohibited transactions.

FEDERAL INCOME TAX CONSIDERATIONS

General

Hanover has elected to be treated as a REIT for income tax purposes, pursuant to the Internal Revenue Code of 1986, as amended (sometimes referred to as the "Code"). In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

Ownership of Common Stock

For all taxable years after its first taxable year, Hanover's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of the capital stock of Hanover may be owned directly or indirectly by five or fewer individuals. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REIT's shares (if Hanover has 200 or fewer shareholders of record, from persons holding 0.5% or more of Hanover's outstanding shares of capital stock) regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use (and does use) the calendar year as its taxable year for income tax reporting purposes.

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

On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective January 1, 2001, the RMA amended tax rules relating to the composition of REITs assets. Under prior law, a REIT was precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to the current restriction and be precluded from owning more than 10% of the value of all classes of securities of any one issuer.

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

Sources of Income

Hanover must meet the following two separate income-based tests each year:

1. 75% INCOME TEST. At least 75% of Hanover's gross income for the taxable year must be derived from Qualified REIT Assets including interest on obligations secured by mortgages on real property or interests in real property. During the first year of operations certain temporary investment income will also qualify under the 75% income test. The investments that Hanover has made and expects to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

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

Distributions

Hanover must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 90% of its taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain "excess noncash income". Hanover intends to make distributions to its shareholders in sufficient amounts to meet this 90% distribution requirement.

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

ITEM 2: PROPERTIES

The Company's and its unconsolidated subsidiaries operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

                                   OFFICE       MINIMUM
                                    SPACE       ANNUAL       EXPIRATION
           LOCATION               (SQ. FT.)     RENTAL          DATE                   OFFICE USE
           --------               ---------     ------          ----                   ----------
New York, New York                  7,863      $216,233     February 2010       Executive, Administration,
                                                                                 Accounting, Investment
                                                                                       Operations
Edison, New Jersey                  5,834        78,874       June 2002       Accounting, Administration, Due
                                                                              Diligence Operations, Mortgage
                                                                                Loan Servicing, Investment
                                                                                       Operations
Edison, NJ(1)                       5,200       137,800       April 2005        Executive, Administration,
                                                                                  Accounting Operations
Chicago, Illinois                   1,151        22,397      January 2004              Marketing
Rockland, Massachusetts               300         6,000     Month to Month             Marketing
St. Paul, Minnesota                   150         9,060     Month to Month             Marketing
                                   ------      --------
            Total:                 20,498      $470,364
                                   ======      ========

(1) This office lease will be assumed by HanoverTrade.com, Inc., in connection with it's acquisition of all of the assets of Pamex Capital Partners, L.L.C.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consists of one share of common stock, par value $.01 and one stock warrant) including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. Each warrant entitled the holder to purchase one share of common stock at the original issue price - $15.00. The strike price of the warrant was subsequently reset to $14.56. The warrants became exercisable on March 19, 1998 and expired on September 15, 2000.

On September 19, 1997, the units began trading on the American Stock Exchange under the trading symbol HCM.U or HCM/U. Commencing March 19, 1998, the warrants became detachable from the common stock, and commencing March 20, 1998, the common stock and warrants began trading separately on the American Stock Exchange under the trading symbols HCM and HCM.WS, respectively. With the expiration of the warrants on September 15, 2000 the units and warrants stopped trading on September 14, 2000. As of March 1, 2001, Hanover had 4,322,944 shares of common stock issued and outstanding, which was held by 108 holders of record and approximately 1,500 beneficial owners.

The following tables set forth, for the periods indicated, the high, low and closing sales price of Hanover's securities as reported on the American Stock Exchange in 1998, 1999 and 2000.



                                                          COMMON STOCK
                                                          ------------
                                            High              Low              Close
                                            ----              ---              -----
Quarter Ended March 31, 1998 (a)           16 1/2            16 1/8            16 1/4
Quarter Ended June 30, 1998                17 3/8            9 1/2              9 1/2
Quarter Ended September 30, 1998           10 3/8            6 7/8              6 7/8
Quarter Ended December 31, 1998            6 7/8             3 1/2               4
Quarter Ended March 31, 1999               5 7/16            4 1/4             4 7/16
Quarter Ended June 30, 1999                  6               4 1/8             5 3/8
Quarter Ended September 30, 1999           5 3/8               4                 4
Quarter Ended December 31, 1999            4 3/8             3 1/4             3 5/8
Quarter Ended March  31, 2000              3 7/8             3 5/16           3 11/16
Quarter Ended June 30, 2000                4 1/2             3 5/8             4 1/2
Quarter Ended September 30, 2000           5 7/16            4 3/8               5
Quarter Ended December 31, 2000            5 9/16            4 9/16            5 1/4

                                                          UNIT PRICES
                                                          -----------
                                            High              Low              Close
                                            ----              ---              -----
Quarter Ended March 31, 1998               21 7/8            16 1/4           19 1/16
Quarter Ended June 30, 1998               20 13/16           10 5/8            10 5/8
Quarter Ended September 30, 1998           11 3/4            7 1/4             7 1/4
Quarter Ended December 31, 1998            7 1/4             3 1/2             4 3/16
Quarter Ended March 31, 1999               5 1/4             4 1/4             4 1/2
Quarter Ended June 30, 1999                5 5/8             4 3/8             5 1/4
Quarter Ended September 30, 1999           5 1/4             4 3/8             4 3/8
Quarter Ended December 31, 1999            4 3/8               3               3 1/8
Quarter Ended March 31, 2000               3 7/8             3 1/8             3 3/8
Quarter Ended June 30, 2000                4 3/16            3 1/4             4 1/8
Quarter Ended September 30, 2000           4 3/4               4                (1)
Quarter Ended December 31, 2000             (1)               (1)               (1)

                                                            WARRANTS
                                                            --------
                                            High              Low              Close
                                            ----              ---              -----
Quarter Ended March 31, 1998 (a)           3 7/8             3 1/8             3 1/8
Quarter Ended June 30, 1998                3 1/4             1 1/8             1 1/8
Quarter Ended September 30, 1998           1 3/8              3/16              3/16
Quarter Ended December 31, 1998             3/8               5/16              1/8
Quarter Ended March 31, 1999                1/4               1/16              1/8
Quarter Ended June 30, 1999                 3/16              1/16              1/8
Quarter Ended September 30, 1999            1/8               1/32              1/16
Quarter Ended December 31, 1999             3/64              1/64              1/64
Quarter Ended March 31, 2000                1/16            .252/64             1/16
Quarter Ended June 30, 2000                 1/16            .252/64             1/64
Quarter Ended September 30, 2000            1/64              1/64              (1)
Quarter Ended December 31, 2000             (1)                (1)              (1)

(1) The warrants expired on September 15, 2000 and the warrants and units stopped trading on September 14, 2000.

The following table sets forth, for the periods indicated, Hanover's dividends declared for each quarter for the two most recent fiscal years:

                                              DIVIDENDS
                                               DECLARED
                                               --------
Quarter Ended March 31, 1998                    $0.21
Quarter Ended June 30, 1998                     $0.21
Quarter Ended September 30, 1998                $0.17
Quarter Ended December 31, 1998                 $0.11
Quarter Ended March 31, 1999                    $0.20
Quarter Ended June 30, 1999                     $0.10
Quarter Ended September 30, 1999                $0.10
Quarter Ended December 31, 1999                 $0.10
Quarter Ended March 31, 2000                    $0.12
Quarter Ended June 30, 2000                     $0.14
Quarter Ended September 30, 2000                $0.20
Quarter Ended December 31, 2000                 $0.20

(a) Common stock and warrants were first listed on the American Stock Exchange on March 20, 1998.

Hanover intends to pay quarterly dividends and other distributions to its shareholders of all or substantially all of its taxable income in each year in order to qualify for the tax benefits accorded to a REIT under the Code. To the extent that Hanover records capital gain income in future years, this income does not need to be distributed as dividends to shareholders to the extent of unutilized capital losses recorded (more than $8,944,000 as of December 31, 2000). All distributions will be made by Hanover at the discretion of the Board of Directors and will depend on the earnings of Hanover, financial condition of Hanover, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data are derived from audited consolidated financial statements of Hanover for the years ended December 31, 2000, December 31, 1999, December 31, 1998 and for the period from June 10, 1997 (inception) to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data):

                                                                                                Period from
                                                                                                  June 10
STATEMENT OF OPERATIONS HIGHLIGHTS                 Year Ended     Year Ended     Year Ended    (inception) to
                                                   December 31,   December 31,   December 31,   December 31,
                                                       2000           1999           1998           1997
                                                       ----           ----           ----           ----
Net interest income                                 $    6,663     $    4,408     $    6,623     $    1,676
Loan loss provision                                       (875)          (446)          (356)           (18)
Gain (loss) on sale and mark-to-market                   1,250         (5,831)        (5,704)            35
Provision for loss on unconsolidated subsidiary             --         (4,793)            --             --
                                                    ----------     ----------     ----------     ----------
     Total revenues (loss)                               7,038         (6,662)           563          1,693

Expenses                                                 3,136          4,191          4,064            940
                                                    ----------     ----------     ----------     ----------
     Operating income (loss)                             3,902        (10,853)        (3,501)           753

Equity in income (loss) of unconsolidated
 subsidiaries
  Hanover Capital Partners Ltd.                            455           (443)        (1,039)          (254)
  Hanover Capital Partners 2, Inc.                          --         (1,300)          (394)            --
  HanoverTrade.com, Inc.                                (1,495)           (31)            --             --
                                                    ----------     ----------     ----------     ----------
                                                        (1,040)        (1,774)        (1,433)          (254)
                                                    ----------     ----------     ----------     ----------
Net income (loss)                                   $    2,862     $  (12,627)    $   (4,934)    $      499
                                                    ==========     ==========     ==========     ==========

Basic earnings (loss) per share                     $      .56     $    (2.12)    $    (0.77)    $     0.15
                                                    ==========     ==========     ==========     ==========
Diluted earnings (loss) per share                   $      .56     $    (2.12)    $    (0.77)    $     0.14
                                                    ==========     ==========     ==========     ==========
Dividends declared per share                        $      .66     $     0.50     $     0.70     $     0.16
                                                    ==========     ==========     ==========     ==========

BALANCE SHEET HIGHLIGHTS                           December 31,   December 31,   December 31,   December 31,
                                                       2000           1999           1998           1997
                                                       ----           ----           ----           ----
Mortgage loans                                      $  212,247     $  270,084     $  407,994     $  160,970
Mortgage securities                                     35,723         62,686         78,478        348,131
Cash and cash equivalents                                9,958         18,022         11,837          4,022
Other assets                                            14,880         14,694         17,861          4,420
                                                    ----------     ----------     ----------     ----------
     Total assets                                   $  272,808     $  365,486     $  516,170     $  517,543
                                                    ==========     ==========     ==========     ==========

Reverse repurchase agreements                       $   14,760     $   55,722     $  370,090     $  435,138
CMO Borrowings                                         210,374        254,963         77,305             --
Other liabilities                                        3,650          4,443          2,995          4,307
                                                    ----------     ----------     ----------     ----------
     Total liabilities                                 228,784        315,128        450,390        439,445
                                                    ----------     ----------     ----------     ----------
Stockholders' equity                                    44,024         50,358         65,780         78,098
                                                    ----------     ----------     ----------     ----------

     Total liabilities and stockholders' equity     $  272,808     $  365,486     $  516,170     $  517,543
                                                    ==========     ==========     ==========     ==========

Number of common shares outstanding                  4,322,944      5,826,899      6,321,899      6,466,677
                                                    ==========     ==========     ==========     ==========
Book value per common share                         $    10.18     $     8.64     $    10.41     $    12.08
                                                    ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover is to invest in mortgage backed securities and to a lesser extent mortgage loans and to earn net interest income on these investments. The Company has two principal unconsolidated subsidiaries, HCP and HTC. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and/or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an online world-wide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

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

The Company's generation of net income is dependent upon (i) the spread between interest earned on its investment portfolio and the cost of borrowed funds to finance the investment portfolio; and (ii) the aggregate amount of the investment portfolio on the Company's balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates increasing net income in a variety of interest rate and prepayment rate environments and preserves the equity base of the Company. The Company's primary strategy for its investment portfolio entails (1) efficient acquisition pricing of mortgage loans and securities, (2) financing securities and loans by reverse repurchase agreements or lines of credit, (3) hedging in the short term to offset potential adverse effects of changes in interest rates, and (4) for mortgage loans, stratifying and segregating them in securitizations to replace short term financing with collateralized mortgage obligations (CMO), real estate mortgage investment conduits (REMIC) or other types of long term debt financing, thereby eliminating the majority of refinancing and interest rate risk and retaining certain residual interests of the securitization resulting in increased yields.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                                             Quarter Ended
                                                           --------------------------------------------------     Year Ended
                                                            Mar 31        Jun 30       Sept 30        Dec 31        Dec 31
                                                             2000          2000          2000          2000          2000
                                                             ----          ----          ----          ----          ----
Net interest income                                        $  1,484      $  1,425      $  2,081      $  1,673      $  6,663
Loan loss provision                                            (103)          (99)         (385)         (288)         (875)
Gain on sale of mortgage assets                                  --            --            --           819           819
Gain on mark to market of mortgage securities
  and mortgage loans, net of associated hedge                   199           316            --           (84)          431
                                                           --------      --------      --------      --------      --------
Total revenues                                                1,580         1,642         1,696         2,120         7,038
Expenses                                                        980           959           502           695         3,136
                                                           --------      --------      --------      --------      --------
   Operating income                                             600           683         1,194         1,425         3,902

Equity in income (loss) of unconsolidated subsidiaries
     Hanover Capital Partners Ltd                               114            98           125           118           455
     Hanover Capital Partners 2, Inc.                            --            --            --            --            --
     HanoverTrade.com, Inc.                                     (24)          (46)         (592)         (833)       (1,495)
                                                           --------      --------      --------      --------      --------
Net income                                                 $    690      $    735      $    727      $    710      $  2,862
                                                           ========      ========      ========      ========      ========
Basic earnings per share                                   $   0.12      $   0.14      $   0.15      $   0.16      $   0.56
                                                           ========      ========      ========      ========      ========
Dividends declared per share (a)                           $   0.12      $   0.14      $   0.20      $   0.20      $   0.66
                                                           ========      ========      ========      ========      ========



                                                                             Quarter Ended
                                                           --------------------------------------------------     Year Ended
                                                            Mar 31        Jun 30       Sept 30        Dec 31        Dec 31
                                                             1999          1999          1999          1999          1999
                                                             ----          ----          ----          ----          ----
Net interest income (expense)                              $  2,051      $  1,733      $   (884)     $  1,509      $  4,409
Loan loss provision                                            (119)         (113)         (107)         (108)         (447)
Gain on sale of servicing rights                                342             2           196            --           540
Gain (loss) on sale of mortgage assets                          163            --           (17)           --           146
Gain (loss) on mark to market of mortgage  securities
  and mortgage loans, net of associated hedge                    --            --        (6,534)           17        (6,517)
Provision for (loss) on disposition of
  unconsolidated subsidiary                                      --            --        (4,793)           --        (4,793)
                                                           --------      --------      --------      --------      --------
Total revenues (loss)                                         2,437         1,622       (12,139)        1,418        (6,662)
Expenses                                                        825           860         1,304         1,203         4,192
                                                           --------      --------      --------      --------      --------
   Operating income (loss)                                    1,612           762       (13,443)          215       (10,854)

Equity in income(loss) of unconsolidated subsidiaries
     Hanover Capital Partners Ltd.                             (407)         (276)         (142)          383          (442)
     Hanover Capital Partners 2, Inc.                          (469)         (428)         (403)           --        (1,300)
     HanoverTrade.com, Inc.                                      --            --            (6)          (25)          (31)
                                                           --------      --------      --------      --------      --------
Net income (loss)                                          $    736      $     58      $(13,994)     $    573      $(12,627)
                                                           ========      ========      ========      ========      ========
Basic earnings (loss) per share                            $   0.12      $   0.01      $  (2.40)     $   0.10      $  (2.12)
                                                           ========      ========      ========      ========      ========
Dividends declared per share (a)                           $   0.20      $   0.10      $   0.10      $   0.10      $   0.50
                                                           ========      ========      ========      ========      ========

(a) The dividends relating to the three months ended December 31, 2000 were declared on December 22, 2000. The dividends relating to the three months ended December 31, 1999 were declared on December 21, 1999.

YEARS ENDED DECEMBER 31, 2000 AND 1999.

The Company recorded net income of $2,862,000 or $0.56 per share based on 5,102,563 weighted shares of common stock outstanding for the year ended December 31, 2000 compared to a net loss of $12,627,000 or $2.12 per share based on 5,942,403 weighted shares of common stock outstanding for 1999. Total revenues for the year ended December 31, 2000 were $7,038,000 compared to a negative $6,662,000 in 1999.

The 1999 revenues were negatively impacted by charges in the third quarter for
(1) provision for loss on the disposition of an unconsolidated subsidiary, Hanover Capital Partners 2, Inc. ("HCP-2") of $4,793,000, (2) mark to market adjustments on mortgage securities acquired from the Hanover 1998-B securitization of $3,537,000, (3) mark to market adjustments on mortgage loans securitized in the August 1999 Hanover 1999-B securitization of $2,997,000 and
(4) adjustments to the investment portfolio's net interest income resulting primarily from cumulative prepayment speed adjustments affecting amortization totaling $2,178,000. The 1999 revenues before these charges were $6,844,000.

Net interest income increased to $6,663,000 in 2000 compared to $4,408,000 in 1999. Net interest income in 1999 was $6,587,000 before giving effect to the third quarter amortization expense described above.

Net interest income in the first and second quarter of 2000 of $1,484,000 and $1,425,000 was significantly lower than in the comparable quarters of 1999 ($2,051,000 and $1,733,000.) Net interest income declined for these periods as a result of (1) an increase in amortization expense for whole loans as a result of increases in assumed prepayment speeds and (2) a reduction in the principal balance of the company-sponsored securitizations of whole loans partially offset by a corresponding reduction in the principal balance of CMO borrowings against such whole loans.

Net interest income in the third quarter of 2000 was $2,081,000 compared to a negative $884,000 in the third quarter of 1999. The 2000 figure includes a positive $205,000 of amortization adjustment reflecting a slowing of assumed prepayment speeds, and also includes $306,000 of net revenue from subordinate MBS that were transferred from HCP to the Company on July 1, 2000. The 1999 figure includes a negative $2,178,000 reflecting an increase in assumed prepayment speeds.

Net interest income for the fourth quarter of 2000 was $1,673,000 compared to $1,509,000 for the same period in 1999. The increase resulted from the repositioning of the Company's investment portfolio during 2000 towards more high yielding subordinate mortgage-backed securities purchased from third parties. At December 31, 1999 the Company's direct investment in such securities totaled $3,640,000 as compared to $19,518,000 at December 31, 2000. At December 31, 1999 the Company's unconsolidated subsidiary, HCP, owned $14,180,000 of such securities and recorded the net interest income earned thereon. All of these securities were either sold or transferred to the Company on July 1, 2000.

The Company's provision for loan losses increased from $447,000 in 1999 to $875,000 in 2000, primarily as a result of the Company's increased investment in subordinate mortgaged-backed securities. Provision for losses on Hanover sponsored securitizations decreased from $331,000 for the year ended December 31, 1999 to $319,000 for 2000. Provision for loan losses on subordinate securities purchased from third parties increased from $39,000 for the year ended December 31, 1999 to $555,000 for the similar 2000 period. The average balance of subordinate securities purchased from third parties in 1999 was $2,133,000, compared to $11,973,000 in 2000.

The Company sold nine subordinate mortgage-backed MBS with proceeds of $5,882,000 and a gain of $1,248,000 and 32 Agency MBS with proceeds of $39,881,000 and a loss of $429,000 during 2000. The

Company sold six subordinate MBS created in the Hanover 1998B securitization for proceeds of $2,232,000 and a gain of $146,000 during 1999.

The Company held subordinate mortgage-backed securities from Hanover 1998B classified as trading during the year ended December 31, 2000 and recorded mark to market gains totaling $515,000 net of the associated hedge. These securities were transferred to CMO collateral as part of the Hanover 2000A securitization in June 2000. In addition, net hedging activity on subordinate MBS available for sale, net of related realized marks of the hedged securities totaled a loss of $84,000 in the fourth quarter of 2000.

The Company's equity in income (losses) of HCP, its consulting subsidiary, improved from a loss of $443,000 in 1999 to income of $455,000 in 2000. Total revenue at HCP increased $1,654,000 or 23% to $8,713,000 in 2000 from $7,059,000 in 1999. Due diligence fees increased $1,486,000 or 27% from $5,530,000 in 1999 to $7,016,000 in 2000. Assignment fees contributed $631,000 of revenue in 2000, the first year of activity in this area. The portfolio of subordinate mortgage backed securities contributed $954,000 of net interest income and gains on sale in 2000 compared to $385,000 of net interest income in 1999. This portfolio was transferred from HCP to the Company in July of 2000. Loan brokering and asset management fees declined to $30,000 in 2000 from $789,000 in 1999. This activity was transferred to HTC in July of 2000.

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

The Company recognized equity in losses of HTC, its world wide web based exchange for loan pool trading and loan sale advisory, of $1,495,000 for 2000 and $31,000 for 1999. HTC was organized in May 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet. HTC recorded revenue of $141,000 for the year ended December 31, 2000 and $0 for 1999. HTC operating expenses for the year ended December 31, 2000 totaled $1,683,000 and $32,000 for the similar period in 1999. The 2000 expenses included personnel expense of $790,000, technology expense for web hosting and web graphics of $230,000 and premises expense of $130,000. Depreciation and amortization of $151,000 for 2000 includes $149,000 of amortization of capitalized software costs. Travel and entertainment expense of $175,000 includes $42,000 to introduce the HTC web site at the Mortgage Bankers Association Conference.

Operating expenses for the year ended December 31, 2000 were $3,136,000, compared to $4,191,000 in 1999, a reduction of $1,055,000. Legal and professional fees declined to $555,000 in 2000 from $1,201,000 in 1999 as a result of decreases in legal and other professional fees. Financing fees declined to $281,000 in 2000 from $404,000 in 1999 reflecting reduced committed lines of credit and lower levels of activity. Due diligence expenses in 1999 resulted from the Company's two 1999 securitizations. There were no similar expenses in 2000. Management and administrative expenses included office overhead in 1999 but do not in 2000 resulting in a decrease of $135,000. Office expenses are paid directly in 2000 and recorded in the other expense category causing an increase of $186,000 from the prior year. In addition, $103,000 of premises related expenses were billed to HTC in 2000 to reflect activity on behalf of HTC. There were no similar billings in 1999. The Company also billed personnel related expenses totaling $369,000 to HTC and $136,000 to HCP during 2000. These billings reduce personnel related expenses of the Company and similar billings are expected in future periods. There were no similar billings to HTC in 1999 and HCP was billed $180,000 in 1999.

The Company's 2000 and 1999 operating expenses did not include any incentive bonus compensation pursuant to the Company's incentive bonus plan. In order for the eligible participants to earn incentive bonus compensation, the rate of return on shareholders' investment must exceed the average ten-year U.S. Treasury rate during the year plus 4.0%.

YEARS ENDED DECEMBER 31, 1999 AND 1998

The Company recorded a net loss of $12,627,000 or $2.12 per share based on 5,942,403 weighted shares of common stock outstanding for the year ended December 31, 1999 compared to a net loss of $4,934,000 or $0.77 per share based on 6,418,305 weighted shares of common stock outstanding for 1998. Total revenues for the year ended December 31, 1999 were negative $6,662,000 compared to a positive $563,000 in 1998.

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

The Company's equity in losses of HCP, its consulting subsidiary, declined from a loss of $1,039,000 in 1998 to a loss of $443,000 in 1999. Third party consulting and loan brokering revenues at HCP increased from $3,500,000 in 1998 to $5,036,000 in 1999, and the Company recorded a profit of $383,000 from its equity in HCP in the fourth quarter of 1999.

During 1999, the Company reflected equity in losses of HCP-2 of $1,300,000 compared to $394,000 in 1998. As noted above, the Company took a provision of $4,793,000 in the quarter ended September 30, 1999 and recorded certain other operating expenses in connection with its decision to sell HCP-2.

HCP-2 is an unconsolidated mortgage finance subsidiary that was organized in October 1998 to execute a REMIC financing securitization for the Company. The financing structure required certain costs of the securitization (net premiums, hedging and deferred financing costs) to be capitalized in this subsidiary. Substantially all of HCP-2's net equity, $4,473,000 at September 30, 1999, consisted of these capitalized expenses. These deferred financing costs were being amortized through net interest income (expense) over the anticipated life of the respective mortgage loans and recorded by the Company in its economic ownership percentage (99%) of this net loss through September 30, 1999. As a result of the provision for the expected sale of HCP-2, the Company believes it will not record future losses from HCP-2.

Also included in the equity in loss of unconsolidated subsidiaries in 1999 is a $31,000 loss from a newly organized subsidiary -- HanoverTrade.com, Inc. HTC was organized in May 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the internet.

Operating expenses for the year ended December 31, 1999 were $4,191,000, compared to $4,064,000 in 1998. The Company did not purchase any mortgage loans during 1999, compared to 1998 when the Company purchased in excess of $749,000,000 of mortgage loan pools. Accordingly, the Company incurred only a fraction of the due diligence and commission expenses in 1999, $124,000, as compared to $973,000 in 1998 and experienced significantly lower financing and commitment fees, $404,000 in 1999 compared to $836,000 in 1998. Offsetting these cost savings were substantial increases in legal and professional expenses, $1,201,000 for 1999 compared to $545,000 in 1998, and personnel expenses of $1,230,000 in 1999 compared to $712,000 for 1998. Legal and professional expenses increased substantially in 1999 compared to 1998 as a result of increased regulatory filings and the negotiation of credit lines to replace lines that were wound down during the liquidity crunch at the end of 1998. The increase in personnel expenses results primarily from the reallocation of certain personnel expenses from HCP to the Company to better reflect the proper allocation of the affected individuals' time, and from the addition of a new chief financial officer in 1999.

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

COMPONENTS OF ANNUALIZED RETURN ON AVERAGE EQUITY (1)

                                     Gain (loss) on     Other                         Equity in
                        Net Interest     Sale of       Gains or      Operating     Earnings (Loss)   Annualized
       For the            Income/        Assets/      (Losses)/      Expenses/    Of Subsidiaries/    Return on
    Quarter Ended          Equity        Equity         Equity        Equity           Equity          Equity
    -------------          ------        ------         ------        ------           ------          ------
June 30, 1997 (2)           0.00%         0.00%         0.00%          0.00%            0.00%           0.00%
September 30, 1997 (3)      4.85%         0.00%         0.00%          3.59%            0.97%           2.23%
December 31, 1997           7.71%         0.18%         0.00%          4.26%           (1.41%)          2.22%
March 31, 1998             10.78%         0.00%         0.00%          4.37%           (0.03%)          6.38%
June 30, 1998               3.47%        (0.25%)        0.00%          5.00%           (1.50%)         (3.28%)
September 30, 1998          8.23%         0.00%         0.00%          4.89%           (1.52%)          1.82%
December 31, 1998          11.12%       (32.76%)        0.00%          7.55%           (4.89%)        (34.08%)
March 31, 1999             11.36%         2.97%         0.00%          4.85%           (5.15%)          4.33%
June 30, 1999              9.89%          0.01%         0.00%          5.25%           (4.30%)          0.35%
September 30, 1999        (6.57%)         1.19%        (75.10%)        8.65%           (3.65%)        (92.78%)
December 31, 1999          11.01%         0.00%         0.13%          9.46%            2.81%           4.51%
March 31, 2000             10.91%         1.57%         0.00%          7.74%            .71%            5.45%
June 30, 2000              10.99%         2.62%         0.00%          7.95%            .43%            6.09%
September 30, 2000         13.40%         0.00%         1.16%          4.31%           (4.01)%          6.24%
December 31, 2000          12.435         6.61%         0.00%          6.24%           (6.41)           6.39%


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

                                                          INTEREST EARNING ASSETS AND RELATED LIABILITIES

                                             Quarter Ended      Quarter Ended       Quarter Ended        Quarter Ended
                                            March 31, 2000      June 30, 2000     September 30, 2000    December 31, 2000

                                          Average  Effective  Average  Effective   Average  Effective   Average  Effective
                                          Balance   Rate (1)  Balance   Rate (1)   Balance   Rate (1)   Balance   Rate (1)
                                          -------   --------  -------   --------   -------   --------   -------   --------
Interest earning assets:
  Mortgage loans                          $    334  251.64%   $    354    4.10%    $    282  21.17%    $    231    60.32%
  CMO collateral                           262,909    7.13%    251,775    7.47%     246,268   7.82%     230,449     7.45%
  Agency MBS                                44,515    7.04%     42,500    7.19%      40,911   7.78%      36,361     7.11%
  Private placement notes                   17,390   15.97%     16,313   17.13%      24,513  16.86%      22,849    17.26%
                                          --------   -----    --------  -------    --------  -----     --------    -----
                                           325,148    7.84%    310,942    7.94%     311,974   8.56%     289,890     8.22%
                                          --------  ------    --------  -------    --------  -----     --------    -----
Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                              -        -          -        -           -       -           -        -
  CMO borrowings                           247,655    7.36%    236,373    7.49%     233,548   7.52%     217,796     7.61%
  Reverse repurchase borrowings on:
    CMO collateral                           3,346    7.43%      3,335    8.31%       3,622   8.05%       3,758     6.12%
    Agency MBS                              33,957    5.93%     33,522    5.99%      25,695   5.53%      22,908     5.19%
    Private placement notes                  4,292    6.54%      2,463    6.98%      12,653   8.01%      10,770     8.27%
                                          --------  ------    --------  -------    --------  -----     --------    -----
                                           289,250    7.18%    275,693    7.31%     275,518   7.36%     255,232     7.40%
                                          --------  ------    --------  -------    --------  -----     --------    -----

     Net interest earning assets          $ 35,898            $ 35,249             $ 36,456            $ 34,658
                                          ========            ========             ========            ========
Net interest spread                                   0.66%               0.62%               1.17%                 0.82%
                                                    ======              ======               =====                 =====
Yield on net interest earning
  assets (2)                                         13.17%              12.80%              17.40%                14.29%
                                                    ======              ======               =====                 =====



                                            Quarter Ended       Quarter Ended        Quarter Ended        Quarter Ended
                                            March 31, 1999      June 30, 1999      September 30, 1999   December 31, 1999

                                          Average  Effective  Average  Effective   Average  Effective   Average  Effective
                                          Balance   Rate (1)  Balance   Rate (1)   Balance   Rate (1)   Balance   Rate (1)
                                          -------   --------  -------   --------   -------   --------   -------   --------
Interest earning assets:
  Mortgage loans                          $246,329    7.02%   $123,945    6.93%    $ 41,034    2.64%   $    251    (9.56%)
  CMO collateral                           124,784    6.75%    204,469    7.00%     262,666    6.72%    279,928     7.13%
  Agency MBS                                57,552    6.78%     53,619    6.93%      49,968    6.72%     46,930     6.97%
  Private placement notes                   18,334   13.98%     17,261   13.21%      18,643  (24.22%)    16,401    16.13%
                                          --------  ------    --------   -----     --------  ------    --------   ------
                                           446,999    7.20%    399,294    7.23%     372,311    4.71%    343,510     7.53%
                                          --------  ------    --------   ------    --------  ------    --------   ------
Interest bearing liabilities:
  Reverse repurchase borrowings on
     mortgage loans                        225,835    6.43%    113,125    6.15%      37,031    6.32%          -        -
  CMO borrowings                            98,357    6.88%    191,858    6.79%     232,132    7.22%    262,354     6.96%
  Reverse repurchase borrowings on:
    CMO collateral                          18,194    5.96%      1,518    6.32%      15,361    7.05%      3,366     8.08%
    Agency MBS                              56,420    5.07%     52,559    5.39%      47,888    5.82%     38,534     5.89%
    Private placement notes                  4,037    5.45%      5,836    5.83%       4,243    5.85%      4,605     6.69%
                                          --------  ------    --------   -----     --------  ------    --------   ------
                                           402,843    6.32%    364,896    6.37%     336,655    6.70%    308,859     6.86%
                                          --------  ------    --------   -----     --------  ------    --------   ------

     Net interest earning assets          $ 44,156            $ 34,398             $ 35,656            $ 34,651
                                          ========            ========             ========            ========
Net interest spread                                   0.99%               0.98%               (1.87%)               0.80%
                                                    ======               =====               ======               ======
Yield on net interest earning
  assets (2)                                         16.30%              17.52%              (12.60%)              15.18%
                                                    ======               =====               ======               ======


(1)  Loan loss provisions are included in the above calculations.
(2) Yield on net interest earning assets is computed by dividing the applicable net interest income after loan loss provision by the average daily balance of net interest earning assets.

NET INTEREST INCOME (EXPENSE)

Net interest income for the year ended December 31, 2000 was $6,663,000 compared to net interest income of $4,408,000 for 1999. The following table reflects net interest income (expense) generated for each period (dollars in thousands):


                                              NET INTEREST INCOME (EXPENSE) IN 2000

                                                           Quarter Ended
                            ---------------------------------------------------------------------------------
                             March 31, 2000       June 30, 2000      September 30, 2000     December 31, 2000              Total
                             --------------       -------------      ------------------     -----------------              -----
                            Net       Loan       Net       Loan       Net       Loan       Net       Loan                 Loan
                            Interest  Loss       Interest  Loss       Interest  Loss       Interest  Loss       Interest  Loss
                            Income    Provision  Income    Provision  Income    Provision  Income    Provision  Income    Provision
Mortgage Loans               $  210    $   --     $    4    $   --     $   15    $   --     $   35    $   --     $  264    $   --
CMO Collateral                  119       (48)       253       (50)       427       (78)       164       (73)       963      (249)
Agency MBS                      280        --        261        --        440        --        349        --      1,330        --
Private placement MBS           679       (54)       705       (49)     1,088      (308)       978      (215)     3,450      (626)
Other                           196        --        202        --        111        --        147        --        656        --
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
Total net interest income    $1,484    $ (102)    $1,425    $  (99)    $2,081    $ (386)    $1,673    $ (288)    $6,663    $ (875)
                             ======    ======     ======    ======     ======    ======     ======    ======     ======    ======


                                             NET INTEREST INCOME (EXPENSE) IN 1999

                                                          Quarter Ended
                           ---------------------------------------------------------------------------------
                             March 31, 1999       June 30, 1999      September 30, 1999     December 31, 1999               Total
                             --------------       -------------      ------------------     -----------------               -----
                           Net       Loan       Net       Loan       Net        Loan       Net        Loan                 Loan
                           Interest  Loss       Interest  Loss       Interest   Loss       Interest   Loss       Interest  Loss
                           Income    Provision  Income    Provision  Income     Provision  Income     Provision  Income    Provision
Mortgage Loans             $   736   $   (45)   $   413   $   (24)   $  (314)   $    (7)   $    (6)   $    --    $   829   $   (76)
CMO Collateral                 166       (23)       335       (37)       181        (41)       396        (51)     1,078      (152)
Agency MBS                     261        --        221        --        143         --        251         --        876        --
Private placement MBS          637       (51)       537       (52)    (1,132)       (59)       640        (56)       682      (218)
Other                          251        --        227        --        238         --        227         --        943        --
                           -------   -------    -------   -------    -------    -------    -------    -------    -------   -------
Total net interest income  $ 2,051   $  (119)   $ 1,733   $  (113)   $  (884)   $  (107)   $ 1,508    $  (107)   $ 4,408   $  (446)
                           =======   =======    =======   =======    =======    =======    =======    =======    =======   =======

MORTGAGE LOANS HELD FOR SALE
Net interest income generated from investments in mortgage loans (classified as held for sale and held to maturity) during the years ended December 31, 2000 and 1999, respectively, is detailed below (dollars in thousands):

                                                             Mortgage Loans Held for Sale
                                                                     Quarter Ended
                                                   --------------------------------------------------
                                                   March 31,    June 30,  September 30,  December 31,
                                                    2000          2000         2000         2000
                                                    ----          ----         ----         ----
Average asset balance                              $   334      $   354      $   282      $   231
Average repo borrowing balance                          --           --           --           --
                                                   -------      -------      -------      -------
Net interest earning assets                        $   334      $   354      $   282      $   231

Average leverage ratio                                0.00%        0.00%        0.00%        0.00%

Effective interest income rate                      251.64%        4.10%       21.17%       60.32%
Effective interest expense rate                       0.00%        0.00%        0.00%        0.00%
                                                   -------      -------      -------      -------

Net interest spread                                 251.64%        4.10%       21.17%       60.32%

Interest income                                    $   210      $     4      $    15      $    35
Interest expense                                        --           --           --           --
                                                   -------      -------      -------      -------

Net interest income before loan loss provision         210            4           15           35

Loan loss provision                                     --           --           --           --
                                                   -------      -------      -------      -------

Net interest income after loan loss provision      $   210      $     4      $    15      $    35
                                                   =======      =======      =======      =======

Yield on net interest earning assets
  after loan loss provision                         251.64%        4.10%       21.17%       60.32%
                                                   =======      =======      =======      =======



                                                             Mortgage Loans Held for Sale
                                                                     Quarter Ended
                                                   --------------------------------------------------
                                                   March 31,   June 30,   September 30,  December 31,
                                                    1999         1999         1999         1999
                                                    ----         ----         ----         ----
Average asset balance                             $246,329     $123,945      $41,034      $   251
Average repo borrowing balance                     225,835      113,125       37,031           --
                                                   -------     --------      -------      -------
Net interest earning assets                        $20,494     $ 10,820      $ 4,003      $   251

Average leverage ratio                              91.68%        91.27%       90.25%          --

Effective interest income rate                        7.09%        7.01%        2.70%       (9.24%)
Effective interest expense rate                       6.43%        6.23%        6.39%          --
                                                   -------     --------      -------      -------

Net interest spread                                   0.66%        0.79%       (3.69%)      (9.24%)

Interest income                                    $ 4,367     $  2,172      $   278      $    (6)
Interest expense                                     3,631        1,759          592           --
                                                   -------     --------      -------      -------

Net interest income before loan loss provision         736          413         (314)          (6)
Loan loss provision                                    (45)         (24)          (7)          --
                                                   -------     --------      -------      -------

Net interest income after loan loss provision      $   691     $    389      $  (321)     $    (6)
                                                   =======     ========      =======      =======

Yield on net interest earning assets after
  loan loss provision                                13.49%       14.39%      (32.10%)      (9.56%)
                                                   =======     ========      =======      =======


The Company did not purchase any mortgage loans in 2000 or 1999. In 1999, the Company securitized substantially all of its remaining inventory of mortgage loans. These loans were transferred from the held for sale category to the CMO collateral category.

CMO COLLATERAL
Net interest income generated from the CMO collateral (including mortgage loans and mortgage-backed securities pledged to CMOs) during 2000 and 1999 is detailed below (dollars in thousands):

                                                                    CMO Collateral
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                               2000             2000              2000             2000
                                               ----             ----              ----             ----
Average asset balance                       $ 262,909         $ 251,775         $246,268         $230,449
Average CMO borrowing balance                 247,655           236,373          233,548          217,796
Average repo balance                            3,346             3,335            3,621            3,758
                                            ---------         ---------         --------         --------
Net interest earning assets                 $  11,908         $  12,067         $  9,099         $  8,895

Average leverage ratio                          95.47%            95.21%           96.31%           96.14%

Effective interest income rate                   7.21%             7.55%            7.95%            7.58%
Effective interest expense rate                  7.36%             7.49%            7.52%            7.61%
Effective interest expense rate - Repo           7.43%             8.31%            8.05%            6.12%
                                            ---------         ---------         --------         --------
Net interest spread                             (0.15%)             0.06%           0.43%           (0.03%)

Interest income                             $   4,736         $   4,749         $  4,892         $  4,368
Interest expense                                4,556             4,427            4,392            4,146
Interest expense - Repo                            62                69               73               57
                                            ---------         ---------         --------         --------
Net interest income before loan loss
  provision                                       118               253              427              165

Loan loss provision                               (48)              (50)             (78)             (73)
                                            ---------         ---------         --------         --------

Net interest income after loan loss
  provision                                 $      70         $     203         $    349         $     92
                                            =========         =========         ========         ========

Yield on net interest earning assets after
  loan loss provision                            2.34%             6.75%           15.36%           4.09%
                                            =========         =========         ========         ========



                                                                    CMO Collateral
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                               1999             1999              1999             1999
                                               ----             ----              ----             ----
Average asset balance                       $ 124,784         $ 204,469         $262,666         $279,298
Average CMO borrowing balance                  98,357           191,858          232,132          262,354
Average repo balance                           18,194             1,518           15,361            3,366
                                            ---------         ---------         --------         --------
Net interest earning assets                 $   8,233         $  11,093         $ 15,173         $ 13,578

Average leverage ratio                          93.40%            94.58%           94.22%           95.14%

Effective interest income rate                   6.83%             7.08%            6.78%            7.20%
Effective interest expense rate                  6.88%             6.79%            7.29%            6.97%
Effective interest expense rate - Repo           5.96%             6.32%            1.93%            8.08%
                                            ---------         ---------         --------         --------
Net interest spread                             (0.05%)            0.29%           (0.51%)           0.23%

Interest income                             $   2,129         $   3,617         $  4,453         $  5,029
Interest expense                                1,692             3,258            4,230            4,565
Interest expense - Repo                           271                24               42               68
                                            ---------         ---------         --------         --------
Net interest income before loan loss
  provision                                       166               335              181              396

Loan loss provision                               (23)              (37)             (41)             (51)
                                            ---------         ---------         --------         --------

Net interest income after loan loss
  provision                                 $     143         $     298         $    140         $    345
                                            =========         =========         ========         ========

Yield on net interest earning assets after
 loan loss provision                             6.95%            10.75%            3.69%           10.16%
                                            =========         =========         ========         ========

In 2000, the Company issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The "Hanover 2000-A" CMO securities carry a fixed interest rate of 6.50%. The Hanover 2000-A securities are collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained mortgage-backed securities from Hanover 98-B.

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

The Company's net equity in these transactions was leveraged through reverse repurchase financing. At December 31, 2000 the Company had $3,627,000 of reverse repurchase financing against its net equity in these transactions.

Interest expense includes the interest on CMO borrowings, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs and interest rate caps.

AGENCY MORTGAGE SECURITIES
Net interest income in 2000 and 1999 generated from investments in Agency mortgage securities is detailed below (dollars in thousands):

                                                              Agency Mortgage Securities
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                               2000             2000              2000             2000
                                               ----             ----              ----             ----
Average asset balance                       $  44,515         $  42,500         $ 40,911         $ 36,361
Average repo borrowing balance                 33,957            33,522           25,695           22,908
                                            ---------         ---------         --------         --------
Net interest earning assets                 $  10,558         $   8,978         $ 15,216         $ 13,453

Average leverage ratio                          76.28%            78.88%           62.81%           63.00%

Effective interest income rate                   7.04%             7.19%            7.78%            7.11%
Effective interest expense rate                  5.93%             5.99%            5.53%            5.19%
                                            ---------         ---------         --------         --------

Net interest spread                              1.11%             1.20%            2.25%            1.92%

Interest income                             $     783         $     764         $    796         $    646
Interest expense                                  503               503              356              297
                                            ---------         ---------         --------         --------

Net interest income before loan loss
  provision                                       280               261              440              349

Loan loss provision                                --                --               --               --
                                            ---------         ---------         --------         --------

Net interest income after loan loss
  provision                                 $     280         $     261         $    440         $    349
                                            =========         =========         ========         ========

Yield on net interest earning assets after
 loan loss provision                            10.62%            11.64%           11.58%           10.37%
                                            =========         =========         ========         ========

                                                              Agency Mortgage Securities
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                               1999             1999              1999             1999
                                               ----             ----              ----             ----
Average asset balance                       $  57,552         $  53,618         $ 49,968         $ 46,930
Average repo borrowing balance                 56,420            52,559           47,888           38,534
                                            ---------         ---------         --------         --------
Net interest earning assets                 $   1,132         $   1,060         $  2,080         $  8,396

Average leverage ratio                          98.03%            98.02%           95.84%           82.11%

Effective interest income rate                   6.78%             6.93%            6.72%            6.98%
Effective interest expense rate                  5.07%             5.39%            5.82%            5.89%
                                            ---------         ---------         --------         --------
Net interest spread                              1.71%             1.54%            0.90%            1.09%

Interest income                             $     976         $     929         $    840         $    819
Interest expense                                  715               708              697              568
                                            ---------         ---------         --------         --------

Net interest income before loan loss
  provision                                       261               221              143              251

Loan loss provision                                --                --               --               --

Net interest income after loan loss
  provision                                 $     261         $     221         $    143         $    251
                                            =========         =========         ========         ========

Yield on net interest earning assets after
 loan loss provision                            92.23%            83.40%           27.50%           11.97%
                                            =========         =========         ========         ========

In November 2000, the Company purchased $1.9 million of GNMA securities. In December 2000, the Company sold 31 FNMA Certificates, totaling $36.9 million of principal.

In August 1998, the Company exchanged $17.4 million of adjustable rate mortgage loans for a like amount of mortgage securities in the form of five FNMA certificates. All of these mortgage certificates were subsequently sold with recourse in October 1998. In December 1998, the Company exchanged $55.2 million of fixed rate mortgage loans (without recourse) for a like amount of mortgage securities in the form of 31 FNMA certificates. In March 1998, the Company purchased $4,122,000 of FNMA passthrough certificates.

Interest expense includes the interest on the related reverse repurchase agreements and amortization of deferred financing costs and interest rate caps.

PRIVATE PLACEMENT MBS
Net interest income (expense) generated from private placement mortgage-backed securities excluding securities pledged as collateral for CMO is detailed below (dollars in thousands):

                                                                 Private Placement MBS
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                              2000              2000              2000             2000
Average asset balance                       $  17,390         $  16,313         $ 24,513         $ 22,849
Average repo borrowing balance                  4,292             2,463           12,653           10,770
                                            ---------         ---------         --------         --------

Net interest earning assets                 $  13,098         $  13,850         $ 11,860         $ 12,079

Average leverage ratio                          24.68%            15.10%           51.62%           47.13%

Effective interest income rate                  17.23%            18.33%           21.88%           21.02%
Effective interest expense rate                  6.54%             6.98%            8.01%            8.27%
                                            ---------         ---------         --------         --------

Net interest spread                             10.69%            11.35%           13.87%           12.75%

Interest income (expense)                   $     749         $     748         $  1,341         $  1,201
Interest expense                                   70                43              253              223
                                            ---------         ---------         --------         --------
Net interest income before loan loss
  provision                                       679               705            1,088              978

Loan loss provision                               (54)              (49)            (308)            (215)
                                            ---------         ---------         --------         --------

Net interest income after loan loss
  provision                                 $     625         $     656         $    780         $    763
                                            =========         =========         ========         ========

Yield on net interest earning assets after
 loan loss provision                            19.06%            18.94%           26.30%           25.28%
                                            =========         =========         ========         ========



                                                                Private Placement MBS
                                                                     Quarter Ended
                                            ---------------------------------------------------------------
                                             March 31,        June 30,        September 30,    December 31,
                                               1999             1999              1999             1999
                                               ----             ----              ----             ----
Average asset balance                       $  18,334         $  17,261         $ 18,643         $ 16,401
Average repo borrowing balance                  4,037             5,836            4,243            4,605
                                            ---------         ---------         --------         --------

Net interest earning assets                 $  14,297         $  11,425         $ 14,400         $ 11,796

Average leverage ratio                          22.02%            33.81%           22.76%           28.08%

Effective interest income rate                  15.10%            14.41%          (22.96%)          17.49%
Effective interest expense rate                  5.45%             5.82%            5.84%            6.69%
                                            ---------         ---------         --------         --------

Net interest spread                              9.65%             8.59%          (28.80%)          10.80%

Interest income (expense)                   $     692         $     622         $ (1,070)        $    717
Interest expense                                   55                85               62               77
                                            ---------         ---------         --------         --------
Net interest income before loan loss
  provision                                       637               537           (1,132)             640

Loan loss provision                               (51)              (52)             (59)             (56)
                                            ---------         ---------         --------         --------

Net interest income after loan loss
  provision                                 $     586         $     485         $ (1,191)        $    584
                                            =========         =========         ========         ========

Yield on net interest earning assets after
 loan loss provision                            16.40%            16.98%          (33.08%)          19.81%
                                            =========         =========         ========         ========

The Private Placement MBS category includes (1) interest only notes, and principal only notes that the Company created in its second securitization, 1998-B, and (2) starting in June 1999, subordinate MBS that the company purchased in the open market.

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

The Company's investment in 1998-B private placement MBS at December 31, 2000 includes a $12,345,000 investment in six investment grade ("AA", "A" and "BBB"), six interest only notes, six below investment grade notes and three principal only notes.

The 1998-B interest only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the pass through rate on the Securitization. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates.

The Company's investment in private placement MBS at December 31, 2000 includes an investment of $1.6 million carrying value in 1998-B interest only notes, an investment of $0.9 million carrying value in 1998-B principal only notes and an investment of $19.5 million carrying value in below investment grade subordinate MBS classified as held to maturity, available for sale or trading.

During 2000 the Company purchased $6.0 million of below investment grade MBS from third parties, sold $5.9 million of below investment grade MBS to third parties, purchased $13.8 million of below investment grade subordinate MBS from HCP, and transferred $9.9 million of investment grade and below investment grade subordinate MBS from the Company's 1998-B CMO to Collateral for the 2000-A CMO.

During 1999, the Company purchased twelve below investment grade subordinate MBS from third parties. At December 31, 1999, these securities had an aggregate book of value of $3,640,000.

OTHER INTEREST INCOME
Interest income generated during 2000 and 1999 from non-mortgage assets is detailed below (dollars in thousands):


                                              QUARTER ENDED                          Year
                          ---------------------------------------------------       Ended
                          Mar 31,       Jun 30,       Sept 30,      Dec 31,       Dec 31,
                             2000          2000          2000          2000          2000
                             ----          ----          ----          ----          ----
Overnight investing          $ 52          $ 28          $ 14          $ 29           123
Related party notes           144           174            97           117           532
                             ----          ----          ----          ----          ----
                             $196          $202          $111          $146          $655
                             ====          ====          ====          ====          ====



                                              QUARTER ENDED                          Year
                          ---------------------------------------------------       Ended
                          Mar 31,       Jun 30,       Sept 30,      Dec 31,       Dec 31,
                             1999          1999          1999          1999          1999
                             ----          ----          ----          ----          ----
Overnight investing          $199          $169          $146          $ 84          $598
Related party notes            52            58            92           143           345
                             ----          ----          ----          ----          ----
                             $251          $227          $238          $227          $943
                             ====          ====          ====          ====          ====


Interest income recorded on overnight investing was generated for the most part from investing excess cash in Federal Agency Discount Notes, mutual funds of Treasury and Agency securities and, to a lesser extent, investments in the highest rated commercial paper and savings accounts. Interest rates on overnight investments ranged from 4.80% to 6.29%.

The Company applied excess cash to reduce borrowing against Agency Collateral during 2000 and the fourth quarter of 1999.

Notes receivable due from HCP and HTC earn interest at the prime rate less one percent. The balance due from HCP at December 31, 2000 and 1999 was $1,704,000 and $4,896,000, respectively. The balance due from HTC at December 31, 2000 and December 31, 1999 was $2,904,000 and $0 respectively. Notes receivable due from Principals earn interest at the lowest applicable Federal rate in effect at the time of the loan. The balance due from Principals at December 31, 2000 and 1999 was $3,279,000 and $3,050,000, respectively.

In September 1999 Hanover advanced $3,041,000 to HCP to fund the purchase of certain third party private placement notes by HCP. This advance is included in the notes receivable due from HCP at December 31, 1999. The outstanding balance of this advance was repaid when the private placement notes were transferred to the Company in July of 2000.

TAXABLE INCOME

Hanover's taxable income for the year ended December 31, 2000 is estimated at $2,732,000. Taxable income differs from GAAP net income for the year ended December 31, 2000 due to various recurring and one time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 2000 (dollars in thousands):

GAAP NET INCOME                                              $2,862
RECURRING ADJUSTMENTS:
Add:     Equity in loss of unconsolidated
              subsidiaries                                    1,041
         Loan loss provision, net of realized losses            789

Less:    Tax amortization of net premiums
              on mortgages, CMO collateral and
              mortgage securities and interest accrual
              in excess of GAAP amortization and
              interest accrual                               (1,197)
         Difference in recognition on sales of
               mortgage securities                             (697)
         Other                                                  (66)
                                                         ----------
ESTIMATED TAXABLE INCOME                                 $    2,732
                                                         ==========

As a REIT, Hanover is required to pay dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of Hanover's taxable income for each year by the time Hanover files its Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level.

LIQUIDITY

With the completion of the 2000-A securitization in June 2000, the Company believes it has substantially reduced its exposure to liquidity events. The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

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

The Company had two committed reverse repurchase agreement lines of credit in place at December 31, 2000 and seven uncommitted lines of credit. At December 31, 2000 the Company had available capacity to borrow $21 million under the first committed line and $50 million under the second. Management may add additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the year ended December 31, 2000 was $3,906,000 compared to net income of $2,682,000 for the year. Significant non-cash charges and expenses included $1,041,000 of equity in income and loss of unconsolidated subsidiaries and loan loss provision of $875,000, partially offset by gain on mark to market of mortgage securities of $816,000. Purchase of trading securities used $7,634,000, partially offset by sale of trading securities of $2,709,000.

Net cash provided by investing activities amounted to $91,551,000 during the year ended December 31, 2000. The majority of cash proceeds from investing activities was generated from (1) principal payments received on collateral for CMOs of $57,254,000, (2) proceeds from the sale of mortgage assets of $43,054,000 and (3) principal payments received on mortgage securities of $8,001,000. These were offset by cash payments to purchase mortgage securities from third parties of $2,934,000 and cash used to purchase mortgage securities from HCP of $13,845,000.

Cash flows from financing activities used $95,709,000 during the year ended December 31, 2000. The Company made net repayments to its reverse repurchase lenders of $40,962,000 and had net repayment on CMO borrowings (net of borrowings of $11,209,000) of $45,685,000. The Company also paid dividends of $2,822,000 and purchased an additional 1,503,955 shares of its common stock for $7,309,000 during this period.

CAPITAL RESOURCES

The Company regularly invests its capital in mortgage backed securities through Hanover, its primary investment vehicle. Hanover has also invested a limited amount of its capital in HTC. From the inception of HTC in May 1999 until December 31, 2000, Hanover advanced $2,904,000 in the form of a loan, and $390,000 in the form of an inter-company advance, to HTC. The Company believes that HTC will continue to have significant capital needs for the remainder of 2001. The Company is attempting to raise outside capital to address HTC's capital budget. However, if the Company is unable to raise outside capital on acceptable terms, the Company expects to continue to advance funds from Hanover to HTC for the remainder of 2001.

HTC has a limited operating history and has not been profitable to date. Although the Company currently expects that HTC will not need substantial capital investments after the end of 2001, there can be no assurances that HTC will generate sufficient revenues to cover its own capital costs and operating costs at that time. If future revenues are insufficient to cover such costs, HTC would require additional advances from Hanover in order to remain as a going concern.

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

RISK FACTORS

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of December 31, 2000 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

Investments in Certain Mortgage Assets

The Company takes certain risks in investing in non-standard single-family mortgage loans and securities collateralized by such loans. If these mortgage loans are missing relevant documents, such as the original note, they may be difficult to enforce. These mortgage loans may also have inadequate property valuations. In addition, if a single-family mortgage loan has a poor payment history, it is more likely to have future delinquencies because of poor borrower payment habits or a continuing cash flow problem.

Defaults on Mortgage Assets

The Company makes long-term investments in mortgage assets and securities. During the time it holds mortgage assets for investment, the Company is subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by the Company or on any mortgage loan collateralizing below investment grade in MBS held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of December 31, 2000, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments in the future.

Negative Effects of Fluctuating Interest Rates

Changes in interest rates may impact the Company's earnings in various ways. Approximately one third of the Company's mortgage loans held as collateral for CMOs are adjustable rate mortgages ("ARMs"). Therefore, rising short term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in the interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could decline.

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

Investment in Subsidiary

As of Dec. 31, 2000, Hanover had provided $2,904,000 to HTC in the form of loans, and Hanover anticipates that HTC will continue to borrow substantial amounts of money from Hanover in the future. Since its inception, HTC has not generated revenues, and there can be no assurance that in the future HTC will generate sufficient revenues or be successful enough to repay such loans to Hanover or provide Hanover with any other returns on its investment.

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of December 31, 2000, the Company believes that it is in compliance with this requirement.

State and Local Taxes

Hanover and its shareholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of Hanover and its shareholders may not conform to federal income tax consequences discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Hanover shares.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Annual Report on Form 10K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations, intent or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master reverse repurchase agreement financing; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors," and elsewhere in this Annual Report on Form 10K that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans or mortgage backed securities; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REIT's; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The Company undertakes no obligation to update or revise the information contained herein, whether as a result of new information, future events or circumstances, or otherwise.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During 2000 the Company used certain derivative financial instruments (for purposes other than trading) as hedges of anticipated transactions relating to its investment portfolio.

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

At December 31, 2000 the Company had forward commitments to sell $11.3 million (par value) of Agency mortgage securities that had not yet settled. Of this amount, $4.5 million was entered into to hedge the expected sale of approximately $3,921,000 million principal balance of subordinate mortgage-backed securities held in a trading account. The balance of $6.8 million was entered into as a partial hedge for the Company's mortgage securities available for sale

The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the hedged asset (fixed rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain should offset a corresponding decline in the value of the hedged assets. Conversely, if interest rates decrease, the market value of the hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a corresponding gain in value of the hedged assets. To mitigate interest rate risk an effective matching of Agency securities with the hedged assets needs to be monitored closely. Senior Management monitors the changes in weighted average duration and coupons of the hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repurchase agreement financing and floating rate CMOs. The cost of the interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations.

At December 31, 2000 the Company had the following interest rate caps in effect (dollars in thousands):

      NOTIONAL AMOUNT                  INDEX                    STRIKE %                MATURITY DATE
---------------------------- -------------------------- -------------------------- --------------------------
          $ 23,922                 3 Month LIBOR                  5.75%                   March, 2001
            23,097                 3 Month LIBOR                  5.75%                   April, 2001
            11,000                 3 Month LIBOR                  7.70%                  October 2003
            50,000                 1 Month LIBOR                  7.25%                  August, 2002
            25,000                 1 Month LIBOR                  7.75%                  August, 2004
          --------
          $133,019
          ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At December 31, 2000, the Company owned a de minimus amount of mortgage loans held for sale. If the Company resumes its strategy of purchasing mortgage loans, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement ("repo") financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its repo financing and the yield on the mortgage loans. The Company's repo financing agreements at December 31, 2000 were indexed to LIBOR plus a spread of 0 to 288 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At December 31, 2000, the Company had a total of $11,134,000 of floating rate reverse repo financing compared to $35,723,000 of fixed rate mortgage-backed securities investments. The Company has attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At December 31, 2000, the Company did not have any significant mortgage loans held for sale. The mortgage securities held for trading were hedged with the short sale of mortgage securities described above.

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

Delinquency and Default Risk

Increases in delinquency rates and defaults by borrowers on their mortgages can also negatively impact the Company's net interest income. The Company monitors delinquencies and defaults in its mortgage loan portfolio in three categories: government, conventional insured and conventional uninsured. It adjusts its loan loss provision policy and interest non-accrual policy in accordance with changes in the delinquency and default trends.

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $142,330,000 of fixed rate mortgage loans and $69,687,000 of adjustable rate mortgage loans and $9,877,000 of mortgage securities at December 31, 2000. The primary financing for this asset category is the CMO debt of $210,374,000 and to a much lesser extent repo agreements of $3,627,000. The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $75 million at December 31, 2000.

Mortgage Securities

At December 31, 2000 the Company owned certain fixed rate Agency and private placement mortgage securities and certain interest only and principal only private placement mortgage securities with an aggregate carrying value of $25,846,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the last quarter of 2000.

                                  EXHIBIT INDEX


3.1(1)          Articles of Incorporation of the Company, as amended

3.2(1)          By-Laws of the Company

4.1(1)          Specimen Common Stock Certificate

4.2(1) Warrant Agreement pursuant to which Warrants were issued (including form of Warrant)

4.3(1) Representatives' Warrant Agreement pursuant to which the Representatives' Warrants were issued

4.4(1)          Specimen Unit Certificate

10.3*(1)        Registration Rights Agreement

10.4*(1)        Shareholders' Agreement of Hanover Capital Partners Ltd.

10.4.1*(6)      Termination of Shareholders' Agreement of
                Hanover Capital Partners Ltd.

10.5*(1)        Agreement and Plan of Recapitalization

10.6*(1)        Bonus Incentive Compensation Plan

10.7*(1)        1997 Executive and Non-Employee Director Stock Option Plan

10.7.1*(3)      1999 Equity Incentive Plan

10.8*(1)        Employment Agreement by and between the Company and John A.
                Burchett

10.8.1* First Amendment to Employment Agreement by and between the Company and John A. Burchett

10.9*(1)        Employment Agreement by and between the Company and Irma N.
                Tavares

10.9.1* First Amendment to Employment Agreement by and between the Company and Irma N. Tavares

10.10*(1)       Employment Agreement by and between the Company and Joyce S.
                Mizerak

10.10.1* First Amendment to Employment Agreement by and between the Company and Joyce S. Mizerak

10.11*(1)       Employment Agreement by and between the Company and George J.
                Ostendorf

10.11.1* First Amendment to Employment Agreement by and between the Company and George J. Ostendorf

10.11.2*        Employment Agreement by and between the Company and Thomas P.
                Kaplan

10.12(1) Standard Form of Office Lease, dated as of May 6, 1991, by and between Irwin Kahn and HCP, as amended by the First Amendment of Lease, dated as of July 1, 1996

10.12.1(3)      Second Amendment of lease, dated as of December 22, 1998, by and between FGP 90 West Street, Inc., successor to Irwin Kahn, and
                HCP.

10.13(1) Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and HCMC, as amended by the First Modification and Extension of Lease Amendment, dated as of February 28, 1997.

10.14(3) Office Lease Agreement, dated as of February 1, 1999, between La Salle-Adams, LLC and HCP.

10.16(1) Office Lease and Service Agreement, dated as of August 28, 1995 by and between Federal Deposit Insurance Receiver for Merchants Bank and HCP

10.25*(1)       Contribution Agreement

10.26*(1)       Participation Agreement

10.27*(1)       Loan Agreement

10.29(2) Management Agreement, dated as of January 1, 1998, by and between the Company and HCP

10.30(3) Amendment Number One to Management Agreement, dated as of September 30, 1999

10.31(4) Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and Hanover Capital Mortgage Holdings, Inc. and Hanover Capital Partners Ltd., dated March 27, 2000

10.32(3) Warehousing Credit and Security Agreement, dated as of April 30, 1999, by and between Bank United and the Company, as amended by the First Amendment and Second

10.32.1(4)      Third Amendment to Warehousing Credit and Security Agreement
                dated as of April 30, 1999 by and between Bank United and the Company

10.32.2(6)      Fourth Amendment to Warehousing Credit and Security Agreement
                dated as of May 31, 2000 by and between Bank United and the Company

10.33(5)        Stockholder Protection Rights Agreement

10.34 Asset Purchase Agreement dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Hanover Capital Mortgage Holdings, Inc., Pamex Capital Partners, L.L.C. and the Members of Pamex Capital Partners, L.L.C.

21              Subsidiaries of the Company

--------------------------------------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement No. 333-29261, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

(3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission.

(5) Incorporated herein by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2000.

(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                                                     PAGE

  HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
  Independent Auditors' Report ....................................................................   F-2
  Consolidated Financial Statements as of December 31, 2000 and December 31, 1999 and for the Years
  Ended December 31, 2000, 1999 and 1998:
            Balance Sheets ........................................................................   F-3
            Statements of Operations ..............................................................   F-4
            Statements of Stockholders' Equity ....................................................   F-5
            Statements of Cash Flows ..............................................................   F-6
            Notes to Consolidated Financial Statements ............................................   F-7
  HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
  Independent Auditors' Report ....................................................................   F-40
  Consolidated Financial Statements as of December 31, 2000 and December 31, 1999 and the Years
  Ended December 31, 2000, 1999 and 1998:
            Balance Sheets ........................................................................   F-41
            Statements of Operations ..............................................................   F-42
            Statements of Stockholders' Equity ....................................................   F-43
            Statements of Cash Flows ..............................................................   F-44
            Notes to Consolidated Financial Statements ............................................   F-45
  HANOVERTRADE.COM, Inc.
  Independent Auditors' Report ....................................................................   F-59
  Consolidated Financial Statements as of December 31, 2000 and December 31,
  1999 and for the Year Ended December 31, 2000 and for the Period from May 28,
  1999 (inception) through December 31, 1999:
            Balance Sheets ........................................................................   F-60
            Statements of Operations ..............................................................   F-61
            Statements of Stockholders' Equity ....................................................   F-62
            Statements of Cash Flows ..............................................................   F-63
            Notes to Consolidated Financial Statements ............................................   F-64

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 27, 2001

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                    DECEMBER 31,   DECEMBER 31,
ASSETS                                                 2000           1999
                                                     ---------      ---------
Mortgage loans:
   Held for sale                                     $     230      $     251
   Collateral for CMOs                                 212,017        269,833
Mortgage securities pledged as collateral
   for reverse repurchase agreements:
   Available for sale                                   11,785         48,529
   Held to maturity                                      1,384          3,618
   Trading                                               1,743          5,919
Mortgage securities pledged as
   collateral for CMOs                                   9,877             --
Mortgage securities, not pledged:
   Available for sale                                    4,744             --
   Held to maturity                                      3,133          4,620
   Trading                                               3,057             --
Cash and cash equivalents                                9,958         18,022
Accrued interest receivable                              2,466          2,926
Equity investments
   Hanover Capital Partners Ltd.                         1,765          1,466
   HanoverTrade.com, Inc.                               (1,526)           (30)
Notes receivable from related parties                    7,887          8,187
Due from related parties                                   237            232
Other receivables                                          911            151
Prepaid expenses and other assets                        3,140          1,910
                                                     ---------      ---------
   TOTAL ASSETS                                      $ 272,808      $ 365,634
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                        $  14,760      $  55,722
CMO borrowing                                          210,374        254,963
Accrued interest payable                                 1,796          2,433
Dividends payable                                          865            583
Due to related party                                        --             88
Accrued expenses and other liabilities                     989          1,339
                                                     ---------      ---------
   TOTAL LIABILITIES                                   228,784        315,128
                                                     ---------      ---------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million
   shares authorized, -0- issued and outstanding
Common stock, par value $.01, 90 million shares
   authorized, 4,322,944 and 5,826,899 shares
   outstanding at December 31, 2000 and December
   31, 1999, respectively                                   43             58
Additional paid-in capital                              68,546         75,840
Retained earnings (deficit)                            (25,737)       (25,496)
Accumulated other comprehensive income                   1,172            104
                                                                    ---------
   TOTAL STOCKHOLDERS' EQUITY                           44,024         50,506
                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 272,808      $ 365,634
                                                     =========      =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                2000          1999         1998
                                             ------------  ------------  ------------
REVENUES:
  Interest income                             $ 26,692      $ 27,505      $ 47,799
  Interest expense                              20,029        23,097        41,176
                                              --------      --------      --------

         Net interest income                     6,663         4,408         6,623
         Loan loss provision                       875           446           356
                                              --------      --------      --------
         Net interest income
           after loan loss provision             5,788         3,962         6,267

  Gain on sale of servicing rights                  --           540            --
  Gain (loss) on sale of mortgage assets           819           146        (5,704)
  Gain (loss) on mark to market of mortgage
     assets, net of associated hedge               431        (4,292)           --
  Impairment charge on mortgage securities          --        (2,225)
  Provision for (loss) on unconsolidated
           subsidiary                               --        (4,793)           --
                                              --------      --------      --------
                Total revenue (loss)             7,038        (6,662)          563

EXPENSES:
  Personnel                                      1,013         1,230           712
  Management and administrative                    759           894           733
  Due diligence                                     --           119           687
  Commissions                                        4             5           286
  Legal and professional                           555         1,201           545
  Financing/commitment fees                        281           404           836
  Other                                            524           338           265
                                              --------      --------      --------
                Total expenses                   3,136         4,191         4,064
                                              --------      --------      --------

                Operating income (loss)          3,902       (10,853)       (3,501)

Equity in income (loss) of unconsolidated subsidiaries

  Hanover Capital Partners Ltd.                    455          (443)       (1,039)
  Hanover Capital Partners 2, Inc.                  --        (1,300)         (394)
  HanoverTrade.com, Inc.                        (1,495)          (31)           --
                                              --------      --------      --------

NET INCOME (LOSS)                             $  2,862      $(12,627)     $ (4,934)
                                              ========      ========      ========

BASIC EARNINGS (LOSS) PER SHARE               $   0.56      $  (2.12)     $  (0.77)
                                              ========      ========      ========

DILUTED EARNINGS (LOSS) PER SHARE             $   0.56      $  (2.12)     $  (0.77)
                                              ========      ========      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (in thousands except share data)

                                                                                                              ACCUMULATED
                                                     COMMON STOCK    ADDITIONAL COMPREHENSIVE  RETAINED          OTHER
                                                     ------------      PAID-IN     INCOME      EARNINGS      COMPREHENSIVE
                                                    SHARES    AMOUNT   CAPITAL     (LOSS)      (DEFICIT)     INCOME (LOSS)    TOTAL
                                                 ----------   ------   -------  -------------  ----------    -------------   -------

BALANCE, DECEMBER 31,1997                         6,466,677      $65   $79,411                    $(536)            $(842)  $78,098
Adjustment of initial public offering expenses                              11                                                   11
Exercise of warrants                                  2,122                 32                                                   32
Costs associated with registration of warrants                             (40)                                                 (40)
Repurchase of common stock                         (146,900)            (1,345)                                              (1,345)
Comprehensive (loss):
  Net (loss)                                                                      $(4,934)       (4,934)                     (4,934)
  Other comprehensive (loss):
     Change in net unrealized gain (loss)
     on securities available for sale                                              (1,557)                         (1,557)   (1,557)
                                                                                 ---------
Comprehensive (loss)                                                             $ (6,491)
                                                                                 =========
Dividends declared                                                                               (4,485)                     (4,485)
                                                 ----------   ------   -------                ---------     -------------   -------

BALANCE DECEMBER 13, 1998                         6,321,899       65    78,069                   (9,955)           (2,399)   65,780
Repurchase of common stock                         (495,000)            (2,236)                                              (2,236)
Treasury stock par value re-class                                 (7)        7                                                   --
Comprehensive (loss):
  Net (loss)                                                                      (12,627)      (12,627)                    (12,627)
  Other comprehensive income
     Change in net unrealized gain on
        securities available for sale, net of
        reclassification adjustments                                                2,355                           2,355     2,355
     Equity in other comprehensive income of
        unconsolidated subsidiary                                                     148                             148       148
                                                                                ---------
Comprehensive (loss)                                                            $ (10,124)
                                                                                =========
Dividends declared                                                                               (2,914)                     (2,914)
                                                 ----------   ------   -------                ---------     -------------   -------

BALANCE, DECEMBER 31, 1999                        5,826,899       58    75,840                  (25,496)              104    50,506
Repurchase of common stock                       (1,503,955)     (15)   (7,294)                                              (7,309)
Comprehensive income:
  Net income                                                                        2,862         2,862                       2,862
  Other comprehensive income:
     Change in net unrealized gain on
        securities available for sale                                               1,216                           1,216     1,216
  Equity in other comprehensive loss of
        unconsolidated subsidiary                                                    (148)                           (148)     (148)
                                                                                  -------
Comprehensive income:                                                             $ 3,930
                                                                                  =======
Dividends declared                                                                               (3,103)                     (3,103)
                                                 ----------   ------   -------                ---------     -------------   -------

BALANCE, DECEMBER 31, 2000                        4,322,944   $   43  $ 68,546                $ (25,737)          $ 1,172   $44,024
                                                 ==========   ======   =======                =========     =============   =======

                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                    DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                    -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $   2,862           $ (12,627)          $  (4,934)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Amortization of net premium and deferred costs                           203               4,300               6,594

    Loan loss provision                                                      875                 446                 356
    (Gain) on sale of servicing rights                                        --                (540)                 --
    (Gain) loss on sale of mortgage assets                                  (873)               (146)              5,705
    (Gain) loss on mark to market of mortgage assets                        (816)              4,292                  --
    Impairment charge on mortgage securities                                  --               2,225                  --
    Provision for loss on sale of unconsolidated subsidiary                   --               4,793                  --
    Equity in loss of unconsolidated subsidiaries                          1,041               1,774               1,433
    Purchase of Trading Securities                                        (7,634)                 --                  --
    Sales of Trading Securities                                            2,709                  --                  --
    (Increase) decrease in accrued interest receivable                       460               1,014                (343)
    (Increase) decrease in loans to related parties                          300              (4,294)             (3,411)
    (Increase) decrease in other receivables                                (761)              1,104              (1,621)
    (Increase) in prepaid expenses and other assets                       (1,230)             (1,305)               (364)
    Increase (decrease) in accrued interest payable                         (637)              1,039                 842
    Increase (decrease) in due to related parties                            (93)                169                (782)
    Increase (decrease) in accrued expenses and other liabilities           (312)                432                 423
                                                                       ---------           ---------           ---------
          Net cash provided by (used in) operating activities             (3,906)              2,676               3,898
                                                                       ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans                                                 --              (1,449)           (863,324)
   Purchase of  mortgage securities                                       (2,934)             (3,668)            (25,856)
   Purchase of mortgage securities from affiliate                        (13,845)                 --                  --
   Principal payments received on mortgage securities                      8,001              12,895             150,543
   Principal payments received on collateral for CMOs                     57,254              61,613              23,165
   Principal payments received on mortgage loans held
      for sale and held to maturity                                           21              44,429             123,098
   Proceeds from sale of mortgage assets                                  43,054              30,909             276,582
   Proceeds from sale of servicing rights                                     --                 786                  --
                                                                       ---------           ---------           ---------
          Net cash provided by (used in) investing activities             91,551             145,515            (315,792)
                                                                       ---------           ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (repayment of) reverse
       repurchase agreements                                             (40,962)           (314,368)            243,218
    Net (repayment of) borrowing from CMOs                               (45,685)            177,624              77,305
    Increase in CMO discount                                               1,069
    Net proceeds of initial public offering                                                       --                  11
    Exercise of stock warrants - net                                                              --                  (8)
    Equity investments in subsidiaries                                                            (1)             (2,700)
    Dividends received - unconsolidated subsidiary                                                --               8,054
    Payment of dividends                                                  (2,822)             (3,026)             (4,826)
    Repurchase of common stock                                            (7,309)             (2,235)             (1,345)
                                                                       ---------           ---------           ---------
          Net cash provided by (used in) financing activities            (95,709)           (142,006)            319,709
                                                                       ---------           ---------           ---------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                              (8,064)              6,185               7,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            18,022              11,837               4,022
                                                                       ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   9,958           $  18,022           $  11,837
                                                                       =========           =========           =========




                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1. ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. Hanover has two primary unconsolidated subsidiaries: Hanover Capital Partners Ltd. ("HCP") and HanoverTrade.com, Inc. ("HTC"). When we refer to the "Company," we mean Hanover together with its consolidated and unconsolidated subsidiaries.

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HTC. The principal business strategy of Hanover is to invest in mortgage backed securities ("MBS") and, to a lesser extent, in mortgage loans. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an online worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities and to generate fee income through HCP and HTC.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. When necessary, reclassifications have been made to conform to current period presentation.

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

The Company makes periodic evaluations of all mortgage securities to determine whether an other than temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis shall not be changed for further increases in market value; however, further increases in market value will be reflected separately in the equity section of the Company's balance sheet. In the quarter ended September 30, 1999, the Company determined that six interest only notes were impaired. See Note 16, "Certain Charges and Expenses in the Quarter Ended September 30, 1999".

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

EQUITY INVESTMENTS

Hanover records its investment in HCP, Hanover Capital Partners 2, Inc. ("HCP-2"), and HTC on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and HTC, and, until September 30, 1999, 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP, HTC and HCP-2, respectively. After writing off its investment in HCP-2 in September, 1999, Hanover stopped recording earnings or losses of HCP-2. Hanover believes that HCP-2 has no value.

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

FINANCIAL INSTRUMENTS

The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to changes in interest rates in connection with the purchase, holding of, securitization and sale of its mortgage loan and mortgage securities portfolio. The Company generally closes out the hedge position to coincide with the long-term securitization financing transaction or with any sale. Gains and losses on hedge positions are either (i) deferred as an adjustment to the carrying value of the related loans until the loan has been funded and securitized, after which the gains or losses will be amortized into income over the remaining life of the loan using a method that approximates the effective yield method, or (ii) deferred until such time as the related loans are sold. Gains or losses on hedge positions associated with mortgage securities held in a trading account are recognized as income or loss in each period.

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

INCOME TAXES

Hanover has elected to be taxed as a real estate investment trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 90% of its taxable income and as long as certain asset, income and stock ownership tests are met.

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

RECLASSIFICATION

The 1999 financial statements were reclassified to conform to the 2000 financial statement presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000. SFAS 138, issued in June 2000, amends certain technical provisions of SFAS 133. The Company implemented SFAS 133, SFAS 137 and SFAS 138 on January 1, 2001. See Note 20, "Subsequent Events".

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance, due, in part, to the large number of revenue recognition issues that registrants encounter. Implementation of Staff Accounting Bulletin No. 101 must occur no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 effective October 1, 2000. The adoption of SAB 101 did not have an impact on the Company's financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have an impact on the Company's financial statements, except for the requirement of additional disclosure with respect to certain mortgage-backed securities retained in connection with one of the Company's securitization transactions. This disclosure is displayed in Note 10. CMO Borrowing and Securitized Sale.

3. MORTGAGE LOANS

At December 31, 2000 management had made the determination that $230,000 of mortgage loans were held for sale. No mortgage loans were designated as held to maturity and $212,017,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of the Company's single-family mortgage loan pools, held for sale portfolio which are carried at the lower of cost or market (dollars in thousands):

                                                   DECEMBER 31, 2000                          DECEMBER 31, 1999
                                           ---------------------------------         ---------------------------------
                                           FIXED       ADJUSTABLE                    FIXED       ADJUSTABLE
                                            RATE          RATE         TOTAL          RATE          RATE         TOTAL
                                           -----       ----------      -----         -----       ----------      -----
Principal amount of mortgage loans          $ 31          $199          $230          $ 45          $206          $251
Net premium and deferred cost                 --            --            --            --            --            --
Loan loss allowance                           --            --            --            --            --            --
                                            ----          ----          ----          ----          ----          ----
Carrying cost of mortgage loans             $ 31          $199          $230          $ 45          $206          $251
                                            ====          ====          ====          ====          ====          ====


COLLATERAL FOR CMOs

In April 1998, the Company issued its first CMO securitization transaction, Hanover Capital SPC, Inc. Series 1998-A ("1998-A"). $102,977,000 (par value) of single family fixed rate residential mortgage loans were assigned as collateral for the 1998-A securitization. In March 1999, the Company completed its second CMO securitization transaction, Hanover Grantor Trust 1999-A ("1999-A"). $138,357,000 (par value) of single family fixed and adjustable rate residential loans were assigned as collateral for the 1999-A securitization. In August 1999, the Company completed its third CMO securitization transaction, Hanover Capital Trust 1999-B ("1999-B"). $111,575,000 (par value) of single-family fixed and adjustable rate residential loans were assigned as collateral for the 1999-B securitization. In June 2000, the Company completed its fourth CMO securitization transaction, Hanover Capital Trust 2000-A ("2000-A"). The Company assigned all of its interests in 1999-A and 1999-B securitizations and certain mortgage securities from its 1998-A and 1998-B securitizations as collateral for the 2000-A securitization. The Company has limited exposure to credit risk retained on loans it has securitized through the issuance of CMOs.

The following table summarizes the Company's single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                  DECEMBER 31, 2000                           DECEMBER 31, 1999
                                       ---------------------------------------      ---------------------------------------
                                          FIXED      ADJUSTABLE                       FIXED       ADJUSTABLE
                                          RATE          RATE           TOTAL          RATE           RATE           TOTAL
                                       ---------     ----------      ---------      ---------     ----------      ---------

Principal amount of mortgage loans     $ 140,867      $  70,059      $ 210,926      $ 174,761      $  93,419      $ 268,180
Net premium (discount)
     and deferred costs                    1,952           (159)         1,793          2,361           (165)         2,196
Loan loss allowance                         (489)          (213)          (702)          (371)          (172)          (543)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Carrying cost of mortgage loans        $ 142,330      $  69,687      $ 212,017      $ 176,751      $  93,082      $ 269,833
                                       =========      =========      =========      =========      =========      =========

4. MORTGAGE SECURITIES

At December 31, 2000, the Company had $3,860,000 of fixed rate Agency mortgage-backed securities, $19,519,000 of fixed rate subordinate mortgage-backed securities, and $2,467,000 of interest only and principal only derivatives, created in the Company's 1998-B securitization. These securities are freely marketable and are classified as available for sale, held to maturity, or trading, as shown in the tables below.

In addition, the Company had $9,877,000 of fixed-rate subordinate mortgage-backed securities which have been permanently pledged to support CMO borrowings. The Company is prohibited by the terms of the CMO from selling or otherwise transferring these securities.

The following tables summarize the Company's Agency mortgage-backed securities, fixed rate subordinate mortgage-backed securities, and derivatives (dollars in thousands):


                                                                    FIXED RATE AGENCY MORTGAGE-BACKED SECURITIES
                                                           DECEMBER 31, 2000                             DECEMBER 31, 1999
                                                           ------------------                            -----------------
                                                AVAILABLE   HELD                            AVAILABLE    HELD
                                                  FOR        TO                                FOR        TO
                                                  SALE     MATURITY   TRADING      TOTAL       SALE     MATURITY  TRADING   TOTAL
                                                ---------  --------   -------    --------   ---------   --------  -------  --------
Principal balance of mortgage securities        $  2,047      $--     $  1,681   $  3,728    $ 46,156      $--     $--     $ 46,156
Net premium and deferred costs                       105       --           65        170         863       --      --          863
                                                --------      ---     --------   --------    --------                      --------
Total amortized cost of mortgage securities        2,152       --        1,746      3,898      47,019       --      --       47,019
Gross unrealized loss                                (35)      --           (3)       (38)     (1,540)      --      --       (1,540)
                                                --------      ---     --------   --------    --------      ---     ---     --------
Carrying cost of mortgage securities            $  2,117      $--     $  1,743   $  3,860    $ 45,479      $--     $--     $ 45,479
                                                ========      ===     ========   ========    ========      ===     ===     ========



                                                     FIXED RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                                                             DECEMBER 31, 2000
                                                             -----------------
                                             AVAILABLE       HELD                     COLLATERAL
                                               FOR            TO                         FOR
                                               SALE        MATURITY       TRADING        CMOS          TOTAL
                                            ---------      --------      --------     ----------      --------

Principal balance of mortgage securities     $ 25,305      $  5,986      $  3,921      $ 13,234      $ 48,446
Net (discount) and deferred costs             (12,857)       (2,281)         (913)       (3,035)      (19,086)
                                             --------      --------      --------      --------      --------
Total amortized cost of mortgage securities    12,448         3,705         3,008        10,199        29,360
Loan loss allowance                              (595)         (105)           --          (322)       (1,022)
Gross unrealized gain (loss)                    1,009            --            49            --         1,058
                                             --------      --------      --------      --------      --------
Carrying cost of mortgage securities         $ 12,862      $  3,600      $  3,057      $  9,877      $ 29,396
                                             ========      ========      ========      ========      ========


                                                         DECEMBER 31, 1999
                                                         -----------------
                                           AVAILABLE     HELD
                                              FOR         TO
                                              SALE     MATURITY     TRADING        TOTAL
                                           ---------   --------     --------      --------

Principal balance of mortgage securities      $--     $ 12,454      $  7,105      $ 19,559
Net (discount) and deferred costs              --       (5,012)       (1,135)       (6,147)
                                              ---     --------      --------      --------
Total amortized cost of mortgage securities    --        7,442         5,970        13,412
Loan loss allowance                            --         (256)           --          (256)
Gross unrealized gain (loss)                   --           --           (51)          (51)
                                              ---     --------      --------      --------
Carrying cost of mortgage securities           --     $  7,186      $  5,919      $ 13,105
                                              ===     ========      ========      ========



                                                            DERIVATIVE MORTGAGE-BACKED SECURITIES
                                                 DECEMBER 31, 2000                         DECEMBER 31, 1999
                                                 -----------------                         -----------------

                                              INTEREST     PRINCIPAL                      INTEREST    PRINCIPAL
                                             ONLY STRIPS  ONLY STRIPS                    ONLY STRIPS ONLY STRIPS
                                              AVAILABLE      HELD                         AVAILABLE     HELD
                                                FOR           TO                            FOR          TO
                                                SALE       MATURITY   TRADING   TOTAL       SALE       MATURITY    TRADING    TOTAL
                                              --------     --------   -------  -------    --------     --------    -------   -------

Principal balance of mortgage securities       $    --     $ 1,111      $--     $ 1,111     $    --     $ 1,281      $--     $ 1,281
Net premium (discount) and deferred costs        1,170        (194)      --         976       1,553        (229)      --       1,324
                                               -------     -------      ---     -------     -------     -------      ---     -------
Total amortized cost of mortgage securities      1,170         917       --       2,087       1,553       1,052       --       2,605
Loan loss allowance                                 --          --       --          --          --          --       --          --
Gross unrealized gain                              380          --       --         380       1,496          --       --       1,496
                                               -------     -------      ---     -------     -------     -------      ---     -------
Carrying cost of mortgage securities           $ 1,550     $   917      $--     $ 2,467     $ 3,049     $ 1,052      $--     $ 4,101
                                               =======     =======      ===     =======     =======     =======      ===     =======




December 31, 1999 the Company also had substantially all of the economic benefit and risks associated with $14,180,000 of fixed rate private-placement subordinate mortgage backed securities held by its affiliate, HCP. The securities were transferred to the Company on June 30, 2000.

                                                   FIXED RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                                                                  (HELD BY AFFILIATE)

                                                                 DECEMBER 31, 1999
                                                 AVAILABLE        HELD
                                                    FOR            TO
                                                   SALE         MATURITY      TRADING       TOTAL
                                                 --------      ---------     --------     --------

Principal balance of mortgage securities        $ 33,401      $      --     $     --     $ 33,401
Net (discount) and deferred costs                (19,175)            --           --      (19,175)
                                                 --------      ---------     --------     --------
Total amortized cost of mortgage securities       14,226             --           --       14,226
Loan loss allowance                                 (285)            --           --         (285)
Gross unrealized gain                                239             --           --          239
                                                 --------      ---------     --------     --------
Carrying cost of mortgage securities            $ 14,180      $      --     $     --     $ 14,180
                                                 ========      =========     ========     ========


The carrying value at December 31, 2000 of the Company's mortgage securities by average life dates are presented below (dollars in thousands):


                        AVAILABLE FOR SALE          HELD TO MATURITY             TRADING           COLLATERAL
AVERAGE LIFE              CARRYING VALUE             CARRYING VALUE          CARRYING VALUE         FOR CMOs
------------            ------------------          ----------------         --------------        ----------

One to five years            $  1,551                    $  613                      --                  --
Five to ten years               4,753                     2,721                  $1,743                  --
More than ten years            10,226                     1,183                   3,057              $9,877
                             --------                    ------                  ------              ------
                             $ 16,529                    $4,517                  $4,800              $9,877
                             ========                    ======                  ======              ======

As mentioned above, actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often times without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The proceeds, gross realized gains and losses from sales of available for sale mortgage securities in 2000, 1999 and 1998 were as follows (dollars in thousands):

                                      2000
                                                                REALIZED
                                           PROCEEDS            GAIN (LOSS)
                                           ---------           -----------
Sale of Subordinate MBS                    $   5,882            $  1,248
Sale of Agency Pass-Through MBS               39,881                (429)
                                           ---------            --------
                                           $  45,763            $    819
                                           =========            ========

                                      1999
                                                                REALIZED
                                           PROCEEDS            GAIN (LOSS)
                                           ---------           -----------
Hanover Capital 1998-B Subordinate MBS     $   2,232             $   146

                                      1998
                                                                REALIZED
                                           PROCEEDS            GAIN (LOSS)
                                           ---------           -----------
Adjustable rate FNMA and FHLMC
     Certificates                          $ 189,057             $ (5,989)
Adjustable rate FNMA certificates             17,172                 (161)
Fixed rate FNMA certificates                  56,740                  495
                                           ---------           ----------
                                           $ 262,969             $ (5,655)
                                           =========           ==========


5. CONCENTRATION OF CREDIT RISK

MORTGAGE LOANS

The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for the loans in certain geographic areas. At December 31, 2000 and 1999, the percent of total principal amount of loans outstanding in any one state, exceeding 5% of the principal amount of mortgage loans are as follows:

                              AT DECEMBER 31, 2000      AT DECEMBER 31, 1999
                                 MORTGAGE LOANS            MORTGAGE LOANS
                             ----------------------    ----------------------
                                 COLLATERAL FOR            COLLATERAL FOR
                                     CMOs                       CMOs
                                     ----                       ----
       Florida                         16%                       15%
       California                      13                        13
       Texas                           9                          9
       Ohio                            5                          6
       Maryland                        5                          5
                                      ---                        ---
       Total                          48%                        48%
                                      ===                        ===

The Company did not have any material concentrations of credit risk in its held for sale and held to maturity categories at December 31, 2000.

The Company did not purchase any mortgage loans in 2000 or 1999. During 1998 the Company purchased approximately 75.2% of its total principal amount of mortgage loans from six financial institutions, the largest of which represented approximately 21.7% of the total principal amount of mortgage loans purchased in 1998. Management believes that the loss of any single financial institution from which the Company purchased mortgage loans would not have any material detrimental effect on the Company.

MORTGAGE SECURITIES

The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers. Management believes exposure to credit risk associated with purchased Agency mortgage securities is minimal due to the guarantees provided by the Agency.


                     CONCENTRATION OF CREDIT RISK BY ISSUER
                                DECEMBER 31, 2000


                             HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                          ---------------------------------------------
                          AVAILABLE      HELD                COLLATERAL
                             FOR          TO                    FOR
ISSUER                      SALE       MATURITY   TRADING       CMOs      TOTAL
------                    ---------    --------   -------    ----------  -------

FNMA                      $ 2,117     $    --     $    --     $    --    $ 2,117
GNMA                           --          --       1,743          --      1,743
Hanover Capital 1998-B      1,550         917          --       9,877     12,344
Issuer 1                    3,428          --          --          --      3,428
Issuer 2                    1,946          --          --          --      1,946
Issuer 3                    2,407       2,216          --          --      4,623
Issuer 4                       --         712          --          --        712
Issuer 5                    3,580         672          --          --      4,252
Issuer 6                    1,501          --          --          --      1,501
Issuer 7                       --          --       3,057          --      3,057
                          -------     -------     -------     -------    -------
Total                     $16,529     $ 4,517     $ 4,800     $ 9,877    $35,723
                          =======     =======     =======     =======    =======


                     CONCENTRATION OF CREDIT RISK BY ISSUER
                                DECEMBER 31, 1999

                                                                           HANOVER
                                                                           CAPITAL
                             HANOVER CAPITAL MORTGAGE HOLDINGS, INC.     PARTNERS LTD.  TOTAL
                          --------------------------------------------   ------------- -------
                          AVAILABLE      HELD                             AVAILABLE
                             FOR          TO                                 FOR
ISSUER                       SALE      MATURITY    TRADING      TOTAL        SALE
------                    ---------    --------    -------     -------    ---------

FNMA                       $45,479     $    --     $    --     $45,479     $    --     $45,479
Hanover Capital 1998-B       3,050       4,597       5,919      13,566          --      13,566
Issuer 1                        --          --          --          --       7,387       7,387
Issuer 2                        --          --          --          --       6,793       6,793
Issuer 3                        --       2,220          --       2,220          --       2,220
Issuer 4                        --         706          --         706          --         706
Issuer 5                        --         715          --         715          --         715
                           -------     -------     -------     -------     -------     -------
Total                      $48,529     $ 8,238     $ 5,919     $62,686     $14,180     $76,866
                           =======     =======     =======     =======     =======     =======

CASH AND OVERNIGHT INVESTMENTS

The Company has cash and cash equivalents in a major financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000, the Company had amounts on deposit with the financial institution in excess of FDIC limits. At December 31, 2000, the Company had overnight investments of $9,796,000 in mutual funds of treasury securities. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution, Federal Agency notes, mutual funds of treasury securities or in the highest rated commercial paper.

6.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                        2000            1999            1998
                                    ------------    ------------    ------------
Balance, beginning of period           $   799         $   372         $    18

Loan loss provision                        875             446             356
Transfers from related company             729              39              (2)
Sales                                     (593)             --              --
Charge-offs                                (92)           (110)             --
Recoveries                                   6              52              --
                                       -------         -------         -------
Balance, end of period                 $ 1,724         $   799         $   372
                                       =======         =======         =======


7.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of HCP, which entitles Hanover to receive 97% of the earnings or losses of HCP and its wholly owned subsidiaries. Hanover also owns 100% of the non-voting preferred stock of HCP-2, which entitles Hanover to receive 99% of the earnings or losses of HCP-2 and its wholly owned subsidiary. In June 1999, the Company acquired 100% of the non-voting preferred stock of HTC which entitles Hanover to receive 97% of the earnings or losses of HTC.

Hanover currently conducts substantially all of its taxable consulting operations (i.e. due diligence consulting, loan sale advisory, and loan brokering and trading) through HCP and HTC. HCP-2 was organized in October 1998 to facilitate the securitization of $318 million of fixed and adjustable rate residential mortgage loans in connection with the issuance of the 1998-B security. HCP-2 does not conduct any ongoing business. The Company wrote off its remaining investment in HCP-2 in September, 1999. HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions via the internet.

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

The principal business activity of HTC is to generate fee income by operating an online world-wide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

HCP-2 was organized in October, 1998 to acquire single-family residential mortgage loans from Hanover pursuant to its formation transaction and to finance the purchase of these mortgage loans through a REMIC securitization, 1998-B.


The table below reflects the activity recorded in Hanover's equity investments for the following periods (dollars in thousands):

                                                 YEAR ENDED                                        YEAR ENDED
                                             DECEMBER 31, 2000                                  DECEMBER 31, 1999
                                            -------------------                                -------------------
                                 HCP         HCP-2        HTC         TOTAL         HCP         HCP-2         HTC        TOTAL
                               -------      -------     -------      -------      -------      -------      -------      -------
Beginning balance              $ 1,466      $    --     $   (30)     $ 1,436      $ 1,761      $ 5,728      $    --      $ 7,489
Applicable % of net (loss)         455           --      (1,496)      (1,041)        (443)      (1,300)         (31)      (1,774)
Applicable % of
      comprehensive gain          (156)          --          --         (156)         148           --           --          148
Capital contribution                --           --          --           --           --           --            1            1
Formation transaction               --           --          --           --           --           --           --           --
Dividends received (a)              --           --          --           --           --           --           --           --
Write off of investment             --           --          --           --           --       (4,428)          --       (4,428)
                               -------      -------     -------      -------      -------      -------      -------      -------
Ending Balance                 $ 1,765      $    --     $(1,526)     $   239      $ 1,466      $    --      $   (30)     $ 1,436
                               =======      =======     =======      =======      =======      =======      =======      =======



                                            YEAR ENDED
                                            DECEMBER 31,
                                               1998
                               ------------------------------------
                                  HCP          HCP-2         TOTAL
                               --------      --------      --------
Beginning balance              $    100      $     --      $    100
Applicable % of net (loss)       (1,039)         (394)       (1,433)
Applicable % of
      comprehensive gain             --            --            --
Capital contribution              2,700            --         2,700
Formation transaction                --        14,176        14,176
Dividends received (a)               --        (8,054)       (8,054)
                               --------      --------      --------
Ending Balance                 $  1,761      $  5,728      $  7,489
                               ========      ========      ========

(a)      represents a return of capital


8.  NOTES RECEIVABLE AND DUE FROM RELATED PARTIES

In connection with Hanover's original formation transactions in September 1997, Hanover agreed to lend a maximum of $1,750,000 collectively, to four officer/stockholders (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of Hanover's common stock. The loans are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable Federal tax rate during the month the loans are made. At December 31, 2000 Hanover had loaned the Principals the full $1,750,000. These loans bear interest at 6.02% on $482,600 of loans and 5.70% on $1,267,400 of loans at December 31, 2000.

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

In November 1998, Hanover agreed to lend an additional $226,693 in unsecured loans to the Principals. These loans are due and payable in November 2002 and bear interest at 4.47% (the lowest applicable Federal tax rate in November
1999). A portion of these loans, $69,149, was repaid in February 1999, another portion, $61,837, was forgiven on January 28, 2000 and $12,202 was repaid in April 2000. The Company reserved for this forgiveness on September 30, 1999. At December 31, 2000, the balance of these loans, was $83,505.

During 2000 Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. At December 31, 2000 the loan outstanding to HCP totaled $1,704,342 and the loan outstanding to HTC totaled $2,903,758.

Accrued interest receivable from related parties was $172,000 at December 31, 2000 and $121,000 at December 31, 1999.

Amounts due from related parties and due to related parties are detailed below (dollars in thousands):

                                              INTERCOMPANY BALANCES
                                      DECEMBER 31,                DECEMBER 31,
                                          2000                        1999
                                          ----                        ----

Due from HTC                              $ 51                        $121
Due from HCP                                14                           6
                                          ----                        ----
                                          $ 65                        $127
                                          ====                        ====

Due to HCP                                $ --                        $ 88
                                          ====                        ====



                                                 NOTES RECEIVABLE
                                      DECEMBER 31,                DECEMBER 31,
                                          2000                        1999
                                          ----                        ----

Principals (a) (b) (c) (e) (f)           $3,279                      $3,049
Hanover Capital Partners (d)              1,704                       4,869
HanoverTrade.com                          2,904                          --


(a) Amounts reported for 2000 include John A. Burchett, George J. Ostendorf, Irma N. Tavares, Joyce S. Mizerak and Tom Kaplan, the five most senior officers/stockholders of Hanover. Amounts reported for 1999 include loans to John A. Burchett, George J. Ostendorf, Irma N. Tavares and Joyce S. Mizerak.

(b) In March 1999, Hanover agreed to amend certain notes receivable aggregating $1,203,880, from the Principals that had a scheduled maturity date of March 31, 1999, by extending the maturity date for two additional years. The notes were also modified to provide for accelerated repayment by a Principal in the event of such Principals' voluntary termination of employment.

(c) Pursuant to the note agreements, the Company loaned the Principals $143,000 to purchase common stock in HCP-2 in order to complete the 1998-B securitization transaction. The Principals subsequently made payments on the loans totaling $81,000. In September 1999, the Company reserved for an expected forgiveness of $62,000 of these loans. This amount was subsequently forgiven on January 28, 2000. Summarized below is the change in Principals loans during 2000:


Balance at January 1, 2000                 $3,291
Loan repayments                               (12)
                                        ---------
Balance at December 31, 2000               $3,279
                                        =========

(d) In September 1999 the Company advanced $3,041,000 to HCP to fund the purchase of certain subordinated mortgage securities pursuant to an unsecured loan agreement. An additional advance of $2,847,000 was made during the first six months of 2000 to fund the purchase of certain subordinated securities. The advances were repaid when the subordinated securities were sold to the Company in July 2000.

(e) In September 1999 the Company loaned Mr. Kaplan $242,000 to purchase stock in the Company. The loan bears interest at 5.29% and is secured by the stock purchased. Mr. Kaplan's loan was re-classed to principal loans January 1, 2000.

(f) In March 2000, the Company amended the terms of the notes due from Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares to provide that the notes would be forgiven in the event of certain changes in control.


9.  REVERSE REPURCHASE AGREEMENTS

At December 31, 2000 the Company had a total of $75 million of committed and uncommitted mortgage asset reverse repurchase agreement financing available pursuant to master reverse repurchase agreements with two lenders. All borrowings pursuant to the master reverse repurchase agreements are secured by mortgage loans or other securities.

The reverse repurchase agreements collateralized by mortgage loans are short term borrowings with interest rates that vary from LIBOR plus 125 basis points to LIBOR plus 238 basis points. The lender will typically finance an amount equal to 80% to 95% of the market value of the pledged collateral (mortgage loans) depending on certain characteristics of the collateral (delinquencies, liens, aging, etc.). The reverse repurchase agreement financing rates for mortgage securities, accomplished through individual Public Securities Association (PSA) agreements and through existing reverse repurchase agreements, bear interest rates that vary from LIBOR to LIBOR plus 288 basis points. The lender will typically finance an amount equal to 50% to 97% of the market value of the mortgage securities, depending on the nature of the collateral. At December 31, 2000 the Company had no outstanding borrowings on mortgage loans under the above mentioned reverse repurchase agreements.

At December 31, 2000, the Company had outstanding borrowings on retained CMO securities of $3,627,000 with a weighted average borrowing rate of 7.47% and a weighted average remaining maturity of three months. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at December 31, 2000 were collateralized by securities with a cost basis of $11,545,000.

At December 31, 2000, the Company had outstanding reverse repurchase agreement financing for mortgage securities (other than retained CMO securities) of $11,134,000 with a weighted average borrowing rate of 6.14% and a remaining maturity of less than one month. These mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at December 31, 2000 was collateralized by securities with a cost basis of $14,912,000.

The table below details the scheduled maturities of the Company's committed and uncommitted master reverse repurchase agreements at December 31, 2000:

             COMMITTED                          MATURITY DATE
             ----------                         -------------
             $50 million                           May 2001
             $25 million                          March 2001

Information pertaining to reverse repurchase agreement financing as of and for the years ended December 31, 2000 and 1999 is summarized as follows (dollars in thousands):



                          YEAR ENDED DECEMBER 31, 2000

                                                                             OTHER
                                                  MORTGAGE   RETAINED CMO    MORTGAGE
                                                   LOANS      SECURITIES    SECURITIES
REVERSE REPURCHASE AGREEMENTS                     --------   ------------   ----------
Balance of borrowing at end of period                --        $ 3,627        $11,134
Average borrowing balance during the period          --        $ 3,515        $36,565
Average interest rate during the period              --           7.47%          6.14%
Maximum month-end borrowing balance during
  the period                                         --        $ 3,815        $39,177

COLLATERAL UNDERLYING THE AGREEMENTS
Balance at end of period - carrying value            --        $11,545        $14,912


                             REVERSE REPO FINANCING
                          YEAR ENDED DECEMBER 31, 1999

                                                                                           OTHER
                                                   MORTGAGE          RETAINED CMO         MORTGAGE
                                                     LOANS            SECURITIES         SECURITIES
                                                   --------          ------------        ----------
REVERSE REPURCHASE AGREEMENTS
Balance of borrowing at end of period                    --           $  3,366           $ 52,356
Average borrowing balance during the
    Period                                         $ 93,998           $  2,244           $ 53,638
Average interest rate during the period               6.364%             7.164%             5.510%
Maximum month-end borrowing balance
  during the period                                $283,837           $  3,393           $ 61,559


COLLATERAL UNDERLYING THE AGREEMENTS
Balance at end of period - carrying value                --           $  7,201           $ 60,465

Additional information pertaining to individual reverse repurchase agreement lenders at December 31, 2000 is summarized as follows (dollars in thousands):

                                                                REVERSE                    WEIGHTED AVERAGE
                                                              REPURCHASE   UNDERLYING          MATURITY
LENDER                               TYPE OF COLLATERAL        FINANCING   COLLATERAL            DATE
------                             -----------------------    ---------   -----------    --------------------
Lender A (committed)               Retained CMO Securities       $3,627      $11,545       March 28, 2001 (a)
Lender A                           Mortgage Securities              952        1,486      January 4, 2001 (b)
Lender B                           Mortgage Securities            2,940        3,892      January 5, 2001 (b)
Lender C                           Mortgage Securities            1,672        1,743      January 8, 2001 (b)
Lender D                           Mortgage Securities            3,691        5,297     January 31, 2001 (b)
Lender E                           Mortgage Securities            1,034        1,331     January 29, 2001 (b)
Lender F                           Mortgage Securities              516          712     January 30, 2001 (b)
Lender G                           Mortgage Securities              328          454     January 16, 2001 (b)
                                                              ---------   -----------
Total                                                           $14,760      $26,460
                                                              =========   ===========


(a)  The Company does not intend to renew this facility.
(b) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.

10. CMO BORROWING AND SECURITIZED SALE

The Company has executed five securitization transactions since April 1998. Four of these transactions were structured as financings, and one of these transactions ("Hanover 1998-B") was structured as a sale transaction. In the financing transactions, the company pledged mortgage loans to secure collateralized mortgage obligations ("CMOs"). These mortgage loans are treated as assets of the Company and the CMOs are treated as debt of the Company. In contrast, the mortgage loans financed through the issuance of Hanover 1998-B were treated as having been sold, and the corresponding debt is not treated as debt of the Company.

COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS)

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

The Company issued its first CMO (also referred to as mortgage-backed bonds borrowing) secured by fixed rate mortgage loans in April 1998, and issued subsequent CMO borrowings secured by fixed rate and adjustable rate mortgage loans in March 1999 and August 1999. In June 2000, the Company issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000 (the "Hanover 2000-A" CMO). The Hanover 2000-A CMO securities carry a fixed interest rate of the 6.50%. The Hanover 2000-A securities are collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B, and by certain retained mortgage backed securities from Hanover 98-B.

Information pertaining to the CMOs as of and for the year ended December 31, 2000 is summarized as follows (dollars in thousands):

                                                   2000-A           1999-B         1999-A         1998-A
                                               SECURITIZATION   SECURITIZATION SECURITIZATION SECURITIZATION  TOTAL
                                               --------------   -------------- -------------- -------------- --------
Balance of borrowing at end of period              $11,095         $71,462         $85,843        $41,974    $210,374
Average borrowing balance during the period          5,894          83,207          96,388         48,354     233,843
Average interest rate during the period               9.76%           7.96%           7.18%          6.89%       7.49%
Interest rate at end of period                        9.48%           8.37%           7.32%          6.95%       7.72%
Maximum month-end borrowing balance
   during the period                                11,183          91,795         103,997         53,365     260,340


CMO COLLATERAL
Balance at end of period - carrying balance        $10,839         $75,221         $91,824        $44,972    $222,856

Aggregate annual repayments of mortgage backed bonds based upon the expected amortization of the underlying mortgage loan collateral at December 31, 2000 were as follows (dollars in thousands):

                                        YEAR                AMOUNT
                                        ----               --------
                                        2001               $ 57,321
                                        2002                 42,457
                                        2003                 30,946
                                        2004                 22,135
                                        2005                 15,955
                                  Thereafter                 42,534
                                                           --------

                                       Total               $211,348
                                                           ========

SECURITIZED SALE

In October 1998, the Company completed the Hanover 1998-B securitization. The Company sold mortgage loans to an unconsolidated affiliate, HCP-2, which simultaneously issued a Real Estate Mortgage Investment Conduit (REMIC) structured as a CMO. The mortgage loans were transferred to HCP-2 at cost. HCP-2 recorded the transaction as a financing. HCP-2 sold the most highly rated securities and transferred the remaining securities to the Company. The purchase of the retained REMIC securities was recorded at cost. No gain or loss was recognized in connection with the transaction.

The Company does not service any of the loans in the Hanover 1998-B securitization. At the time of the transaction, the Company was not subject to any restrictions that would limit its ability to transfer the securities retained in the securitization. However, certain of these securities were later pledged to support borrowings under the Hanover 2000-A CMO transaction. The Company did not provide any recourse in the 1998-B securitization. However, the securities initially retained by the Company will bear all of the losses incurred on the related mortgage loans.

At December 31, 2000, the Company had a remaining investment of $12,344,000 in securities retained from Hanover 1998-B. Of this amount, $9,877,000 were subordinate mortgage backed securities classified as collateral for CMOs, $1,550,000 were interest only strips classified as available for sale, and $917,000 were principal only strips classified as held to maturity. These securities had a fair value of $11,716,000. The Company determines the fair value of these securities by obtaining market quotes from a third party dealer firm. In providing these quotes, the dealer firm used the following assumptions for the Hanover 1998-B securities:

           TYPE OF                CREDIT                           DISCOUNT      PREPAYMENT    AVERAGE
          SECURITY                RATING         SPREAD              RATE           SPEED       LIFE
          --------                ------         ------              ----           -----       ----
         Subordinate              AA/AAA          300 bp              8.12%        175 PSA        10 years
         Subordinate               A/AA+          400                 9.12         175 PSA        10
         Subordinate              BBB/A+          675                11.87         175 PSA        10
         Subordinate              BB/BB+         1125                16.37         175 PSA        10
         Subordinate                B/B          1875                23.87         175 PSA        10
         Subordinate              unrated          --                60.00         175 PSA        10
         Interest only            AAA/AAA          --                 0.00          40 CPR         1
         Principal only           AAA/AAA         200                 7.00           6 CPR       3-8

Discount rates in the market for subordinate securities are typically quoted based on the assumption that the securities will not incur any losses, notwithstanding the fact that market makers expect that these securities will incur losses. The exposure of these securities to credit losses is reflected in the quoted discount rates. Although dealer firms do not typically quote credit loss assumptions, the Company monitors and projects the credit losses on its portfolio. The Company assumes that the mortgage loans in the Hanover 1998-B securitization will default at an annual rate of 0.30% per year, and the Company will recover 75% of the principal balance of the defaulted mortgage loans. Using these assumptions, the quoted prices for the unrated subordinate securities result in an annualized yield of 49% - 57%. This default rate assumption results in projected cumulative losses of $743,000, or 0.23% of the original principal balance of the mortgage loans in the Hanover 1998-B securitization.

The following tables shows the impact of a change of each of the foregoing assumptions on the fair value of the related securities:

                          SENSITIVITY TO DISCOUNT RATE

                                        CHANGE IN              DECLINE
            TYPE OF                     DISCOUNT                 IN
           SECURITY                       RATE                  VALUE
        --------------                  --------              ---------
        Subordinate                      +100 bp              $ 518,000
                                         +200 bp                992,000

        Interest Only                    +500 bp              $ 230,000
                                        +1000 bp                421,000

        Principal Only                   +25 bp               $   8,000
                                         +50 bp                  16,000

                         SENSITIVITY TO PREPAYMENT SPEED

                                                               DECLINE
            TYPE OF                    PREPAYMENT                IN
           SECURITY                       SPEED                 VALUE
        --------------                 ----------             ---------
        Subordinate                      175 PSA              $      --
                                         150 PSA                 60,000
                                         100 PSA                196,000

        Interest Only                    40 CPR               $      --
                                         50 CPR                 668,000
                                         60 CPR               1,146,000

        Principal Only                    6 CPR               $      --
                                          4 CPR                  30,000
                                          2 CPR                  63,000

                         SENSITIVITY TO LOSS ASSUMPTION

                              ANNUAL                            DECLINE
            TYPE OF           DEFAULT        CUMULATIVE           IN
           SECURITY            RATE            LOSSES            VALUE
          -----------         -------        ----------       ---------
          Subordinate          0.30%            0.23%         $      --
                               0.90%            0.66%            81,000
                               3.00%            1.99%           979,000


The foregoing sensitivity analysis is designed to assist the reader in evaluating the impact that changes in interest rates, prepayment speeds or default rates would have on the value of the securities retained in the Hanover 1998-B securitization. This analysis is based on projected cashflows. The projections were prepared based on a number of simplifying assumptions, including but not limited to the following: (i) all of the loans will prepay at the indicated speeds; (ii) all borrowers pay a full month's interest if they prepay their loans; (iii) there are no delinquencies on the underlying mortgage loans; and (iv) the securities are not called. Actual results will differ from projected results.

Managed Mortgage Whole Loans

The following table presents certain information relating to all mortgage loans securitized by the Company or owned by the Company at December 31, 2000.

                                 MANAGED ASSETS

PRINCIPAL BALANCE OF MANAGED ASSETS                          PRINCIPAL BALANCE
-----------------------------------                          -----------------
Mortgage loans held for sale                                 $       230,000
Mortgage loans collateralizing on-balance sheet CMOs             210,926,000
Mortgage loans collateralizing off-balance sheet
securitization executed by the Company                           172,947,000
                                                             ---------------
Total mortgage loans purchased and managed by the Company    $   384,103,000
                                                             ===============
DELINQUENCY RATES OF MANAGED ASSETS
-----------------------------------
30-59 days delinquent                                                   6.73%
60-89 days delinquent                                                   1.33%
90 or more days delinquent                                              1.88%
Loans in foreclosure                                                    0.75%
Real estate owned                                                       0.42%

The Company realized credit losses of $56,000 on the foregoing assets during the year ended December 31, 2000.

11. EMPLOYEE BENEFIT PLANS

401(K) PLAN

The Company participates in the HCP non-contributory retirement plan ("401(k) Plan"). The 401(k) plan is available to all full-time company employees with at least 3 months of service. The 401(k) Plan is designed to be tax deferred in accordance with provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute 15.0% of his or her salary subject to the maximum allowable each fiscal year ($10,500 in 2000 and $10,000 in 1999). Under the 401(k) Plan, an employee may elect to enroll on the first of the month, provided that the employee has met the 3 month employment service requirement. The Company can, at its option, make a discretionary matching contribution to the plan. In January 2001 the Company made a matching contribution of 1/2 of the employee's contribution up to a maximum of 2% of the employee's 2000 base salary

COMPANY STOCK OPTION PLANS

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

A summary of the status of the Company's 1997 and 1999 Stock Option Plans as of December 31, 2000 and changes during the periods from September 19, 1997 to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 is presented below:

                                       1997 PLAN       1999 PLAN
                                         # OF             # OF                              WEIGHTED
                                      OPTIONS FOR     OPTIONS FOR                            AVERAGE
STOCK OPTION ACTIVITY - 1997            SHARES           SHARES       EXERCISE PRICE     EXERCISE PRICE
----------------------------          -----------     -----------     --------------     --------------
Granted - September 19, 1997            162,664                          $15.00
Granted - September 28, 1997            160,660                           15.75
Cancelled                                (3,000)                          15.75
                                       --------

Outstanding at Dec. 31, 1997            320,324                                              $15.37
                                       --------                                              ======

STOCK OPTION ACTIVITY - 1998
Granted - January 14, 1998               2,000                           $15.94
Granted - March 9, 1998                  2,000                            18.13
Cancelled                               (1,750)                           15.75
                                       -------

Outstanding at Dec. 31, 1998           322,574                                               $15.39
                                       -------                                               ======

STOCK OPTION ACTIVITY - 1999
Granted - July 29, 1999                                  282,750         $4.625
Cancelled                              (27,250)                           15.75
Cancelled                                                (12,500)         4.625
                                       -------           -------         ------

Outstanding at Dec. 31,1999            295,324                                               $15.35
                                       -------                                               ======
                                                         270,250                             $4.625
                                                         -------                             ======

STOCK OPTION ACTIVITY - 2000
Granted - May 18, 2000                                   282,210         $3.875
Cancelled                               (6,250)                           15.75
Cancelled                               (2,000)                           15.94
Cancelled                                                (13,750)         3.875
Cancelled                                                (17,500)         4.625
                                       -------
Outstanding at Dec. 31, 2000           287,074                                               $15.34
                                       =======           -------                             ======
                                                         521,210                             $ 4.24
                                                         =======                             ======

No shares were exercisable at December 31, 1998 and 1997.

At December 31, 2000, 90,250 shares were exercisable at a weighted exercise price of $4.58. At December 31, 1999, 2000 shares were exercisable at a weighted exercise price of $4.625.

The per share weighted average fair value of stock options granted during the period ended December 31, 2000 and 1999 was $0.17 and $0.49, respectively at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2000                  1999
                                       ----                  ----
Expected life (years)                    10                    10
Risk-free interest rate                6.54%                 6.27%
Volatility                             42.1%                 61.4%
Expected dividend yield                12.6%                 12.3%


The Company applies APB opinion No. 25 in accounting for its 1997 and 1999 Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 2000, 1999, 1998 and 1997. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):




                                              YEAR ENDED         YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                          -----------------   -----------------   -----------------

Net earnings (loss):
   As reported                                  $2,862            ($12,627)           ($4,934)
   Pro forma                                    $2,814            ($12,766)           ($4,938)

Earnings (loss) per share - basic:
   As reported                                  $ 0.56              ($2.12)            ($0.77)
   Pro forma                                    $ 0.55              ($2.15)            ($0.77)

Earnings (loss) per share - diluted :
   As reported                                  $ 0.56              ($2.12)            ($0.77)
   Pro forma                                    $ 0.55              ($2.14)            ($0.77)



BONUS INCENTIVE COMPENSATION PLAN

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. No such accrual was recorded in 2000, 1999 and 1998.


12.  AFFILIATED PARTY TRANSACTIONS

The Company engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services.

 The 2000 consolidated statement of operations of the Company includes management and administrative expenses of $634,000 and commission expense of $4,000 relating to billings from HCP.

The 1999 consolidated statement of operations of the Company includes management and administrative expenses of $809,000, due diligence expenses of $119,000 and commission expenses of $5,000 relating to billings from HCP. The 1998 consolidated statement of operations of the Company includes management and administrative expenses of $733,000, due diligence expenses of $687,000 and commission expenses of $286,000 relating to billings from HCP. The 2000, 1999 and 1998 consolidated statement of operations also reflects a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During 2000, 1999 and 1998 the Company recorded $185,000, $175,000 and $129,000 of interest income generated from loans to the Principals, $265,000, $168,000 and $126,000 of interest income from loans to HCP and $81,000, $0, and $0 of interest income from loans to HTC.

The term of the Management Agreement continues until December 31, 2001 with subsequent renewal.

13. EARNINGS PER SHARE

Calculations for earnings (loss) per share are shown below (dollars in thousands, except per share data):


                                                         YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                         DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                             2000                 1999                 1998
                                                         -----------          -----------           -----------
EARNINGS (LOSS) PER SHARE BASIC:
     Net income (loss) (numerator)                       $     2,862          $   (12,627)          $    (4,934)
                                                         ===========          ===========           ===========

     Average common shares
          outstanding (denominator)                        5,102,563            5,942,403             6,418,305
                                                         ===========          ===========           ===========

     Per share                                           $      0.56          $     (2.12)          $     (0.77)
                                                         ===========          ===========           ===========
EARNINGS (LOSS) PER SHARE DILUTED:
     Net income (loss) (numerator)                       $     2,862          $   (12,627)          $    (4,934)
                                                         ===========          ===========           ===========

     Average common shares
          outstanding                                      5,102,563            5,942,403             6,418,305
                                                         ===========          ===========           ===========

     Add: Incremental shares from
               assumed conversion of
               warrants and exercise of options               24,577               27,016                    -0-
                                                         -----------          -----------           -----------
Dilutive potential common shares                              24,577               27,016                    -0-
                                                         -----------          -----------           -----------

Adjusted weighted average shares
     outstanding (denominator)                             5,127,140            5,969,419             6,418,305
                                                         ===========          ===========           ===========
     Per share                                           $      0.56          $     (2.12)          $     (0.77)
                                                         ===========          ===========           ===========

14. STOCKHOLDERS' EQUITY

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. The warrants became exercisable on March 19, 1998 and expired on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans and mortgage backed securities.

In July 1998, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. During the year ended December 31, 1998, the Company repurchased a total of 146,900 shares of its common stock at an average price of $9.16 per share for a total cost of $1,345,000.

In November 1998 Hanover entered into a short term financing agreement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with that financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue to RFC warrants to purchase 299,999 shares of Hanover's common stock. The warrants are exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. The warrants expire in April 2004.

During the year ended December 31, 1999, the Company repurchased a total of 495,000 shares at an average price of $4.51 per share for a total cost of $2,236,000. In October 1999, the Board of Directors of the Company authorized a second share repurchase program pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions.

In August 2000, the Board of Directors of the Company authorized a third share repurchase program pursuant to which the Company is authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions at a total cost not to exceed $3,000,000. During the year ended December 31, 2000, the Company repurchased 1,503,955 shares at an average price of $4.86 per share for a total cost of $7,309,055 pursuant to the share repurchase programs.

As of December 31, 2000, the Company has repurchased 646,880 shares pursuant to the 1998 share repurchase program, 1,000,000 shares pursuant to the 1999 share repurchase program, and 498,975 shares at an average price of $5.74 for a total cost of $2,863,000 pursuant to the 2000 share repurchase program. As of such date, the Company had remaining authority to purchase up to 501,025 shares for not more than $137,000.

15. GAIN ON SALE OF SERVICING RIGHTS

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

16. CERTAIN CHARGES AND EXPENSES IN THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999

For the three-month period ended September 30, 1999 the Company recorded certain charges and expenses totaling $14,061,000. These charges and expenses are summarized as detailed below (dollars in thousands):

              Realized (loss) on mark to
                  market of mortgage securities              $    1,312    (a)
              Impairment charge on mortgage securities            2,225    (b)
              Realized (loss) on mark to
                  market of mortgage loans                        2,997    (c)
              Provision for (loss) on disposition of
                  unconsolidated subsidiary (HCP-2)               4,793    (d)
              Additional operating expenses relating
                  to the provision for (loss) on sale of
                  unconsolidated subsidiary (HCP-2)                 153    (d)
              Loss from unconsolidated subsidiary
                  (HCP-2)                                           403    (d)
              Catch-up premium, (discount), deferred
                  financing adjustments on certain
                  CMOs and mortgage securities                    1,821    (e)
              Mortgage loan net interest
                  income adjustment                                 357    (f)
                                                               --------
                                                                $14,061

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

17. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
         (in thousands except share data):

                            YEAR ENDED         YEAR ENDED         YEAR ENDED
                         DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                         -----------------  -----------------  -----------------
Cash paid during the
period for interest
                              $3,234             $22,058            $39,876
                              ======             =======            =======

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Dividends of $865,000, $583,000 and $695,000 were declared in December 2000, December 1999 and December 1998 but not paid until February 2001, February 2000 and January 1999, respectively. Acquisition of a 99% economic ownership in Hanover Capital Partners 2, Inc. in October 1998 from the contribution of $324,210 (book value) of mortgage loans net of $309,963 of reverse repurchase agreement financing less funds to be returned to Hanover of $71.

18. COMMITMENTS AND CONTINGENCIES

Hanover entered into employment agreements with the Principals in 1997 and Mr. Kaplan in August 2000. The terms of the agreements were amended in August 2000. Such agreements are for five year terms, and provide for initial aggregate annual base salaries of $1,200,000 (subject to cost of living increases). Pursuant to the amendments, the term of each contract is automatically extended on its anniversary, unless either party gives notice to the contrary. A portion of the aggregate base salaries was allocated to Hanover's principal taxable subsidiaries, HCP and HTC, based on management's actual and estimated time involved with the subsidiary's activities.

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

Hanover has guaranteed the obligations of HCP with respect to an amendment to an office lease entered into by HCP. At December 31, 2000 the remaining term of the lease is 9 years and 2 months and obligates HCP for $1,982,000 of base rental expense plus escalation, electric and other billings over the lease term.

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

At December 31, 2000 the Company had forward commitments to sell $11.3 million (par value) of Agency mortgage securities that had not yet settled. This forward sale was entered into to hedge the expected sale of approximately $19.6 million, principal balance, of purchased subordinate mortgage-backed securities held in a trading account and classified as available for sale.

19. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                ------------------                    -----------------
                                         CARRYING     NOTIONAL     FAIR        CARRYING    NOTIONAL      FAIR
                                          AMOUNT       AMOUNT      VALUE        AMOUNT      AMOUNT       VALUE
                                        ---------    ---------   ---------     --------    --------     --------
Assets:
   Mortgage loans
     Held for sale                      $     230                $     230    $     251                 $    251
     Collateral for CMOs                  212,017                  207,741      269,833                  263,373
   Mortgage securities pledged as
    collateral for reverse
    repurchase agreements:
     Available for sale                    11,785                   11,785       48,529                   48,529
     Held to maturity                       1,384                    1,392        3,618                    3,345
     Trading                                1,743                    1,743        5,919                    5,919
     Mortgage securities pledged
      as collateral for CMOs                9,877                    9,340           --                       --
Mortgage securities not pledged:
     Available for sale                     4,744                    4,744           --                        -
     Held to maturity                       3,133                    3,033        4,620                    4,034
     Trading                                3,057                    3,057           --                       --
Interest rate caps                            619      134,362         206        1,072     166,266        1,139
Forward commitments to sell
  mortgage securities                        (103)      11,300        (103)          68       6,000           68
    Cash and cash equivalents               9,958                    9,958       18,022                   18,022
    Accrued interest receivable             2,466                    2,466        3,015                    3,015
    Notes receivable                        7,887                    7,887        7,946                    7,946
                                        ---------    ---------   ---------    ---------    --------     --------
            Total                       $ 268,797    $ 145,662   $ 263,479    $ 362,893    $172,266     $355,641
                                        =========    =========   =========    =========    ========     ========
Liabilities:
   Reverse repurchase agreements        $  14,760                $  14,760    $  55,722                 $ 55,722
   CMO borrowing                          210,374                  209,331      254,963                  250,906
   Accrued interest payable                 1,796                    1,796        2,433                    2,433
   Other liabilities                          989                      989        2,513                    2,513
                                        ---------                ---------    ---------                 --------
            Total                       $ 227,919                $ 226,876    $ 315,631                 $311,574
                                        =========                =========    =========                 ========


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

20.  SUBSEQUENT EVENTS

On January 1, 2001, the Company implemented Statements of Financial Accounting Standards ("SFAS") 133, 137 and 138. SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000. SFAS 138, issued in June 2000, amends certain technical provisions of SFAS 133. The impact of this implementation will be reflected in the Company's quarterly financial statements for the period ending March 31, 2001.

In connection with the implementation of these financial standards, the Company adopted a hedging policy on January 1, 2001. Certain of the hedges that the Company had in place as of December 31, 2000 were designated as Fair Value Hedges, and certain of the hedges that the Company had in place were designated as Cash Flow Hedges.

In future financial statements, changes in the values of Fair Value Hedges will be reflected in income, and an offsetting amount reflecting changes in value of the related hedged assets will also be reflected in income. The effect of this treatment will be to reflect in income any ineffective portion of such hedges. The Company's Fair Value Hedges as of December 31, 2000 consisted of short sales of $11.3 million of FNMA agency mortgage-backed securities. As of December 31, 2000, both the hedge and the hedged assets were carried at fair value. This treatment will not materially change as a result of the adoption of SFAS 133, 137 and 138.

Changes in the value of Cash Flow Hedges will be reflected as other comprehensive income or loss, but only to the extent that the hedging relationship is expected to be highly effective. The Company's Cash Flow Hedges at December 31, 2000 consisted of five interest rate caps in effect at December 31, 2000 with an aggregate book value of $619,000 and an aggregate market value of $206,000.

Two of these hedges with an aggregate book value of $480,000 were designated as hedges for floating rate borrowings. The Company expects that these Cash Flow Hedges will be highly effective. These hedges had a fair value at January 1, 2001 of $72,000. The carrying value of these hedges was adjusted to fair value at January 1, 2001. The difference between the carrying value and the fair value of these hedges, or $408,000, was recorded as an unrealized loss, and will be reported as a component of "other comprehensive income" in the Company's financial statements for the period ending March 31, 2001. The Company considers this loss to be part of the cumulative effect of the adoption of SFAS 133.

Two of these hedges with an aggregate book value of $40,000 had been designated as hedges for floating rate borrowings that were repaid in the fourth quarter of 2000. These hedges had a fair value at January 1, 2001 of $123,000. The carrying value of these hedges was adjusted to fair value at January 1, 2001. The difference between the carrying value and the fair value of these hedges, or $83,000, was recorded as a realized gain, and will be reported as a component of income in the Company's financial statements for the period ending March 31, 2001. The Company considers this gain to be part of the cumulative effect of the adoption of SFAS 133.

On January 1, 2001, the Company reclassified $1,874,000 of mortgage securities from "held to maturity" to "trading" in connection with the adoption of SFAS
133. These securities were sold on January 31, 2001 for $2,047,000, resulting in a gain on sale of $173,000. The Company considers this gain to be part of the cumulative effect of the adoption of SFAS 133.

Also on January 1, 2001, the Company reclassified $1,725,000 of mortgage securities from "held to maturity" to "available for sale" in connection with the adoption of SFAS 133. In connection with this transfer, the carrying value of these securities was adjusted to fair value. These securities had a fair value of $1,681,000 as of January 1, 2001. The $44,000 difference between the carrying value at December 31, 2000 and the fair value at January 1, 2001 was recorded as an unrealized loss, and will be reported as a component of "other comprehensive income" in the Company's financial statements for the period ending March 31, 2001. The Company considers this loss to be part of the cumulative effect of the adoption of SFAS 133.

On February 1, 2001 a $0.20 cash dividend previously declared by the Board of Directors was paid to stockholders of record as of December 31, 2000.

On January 19, 2001 the Company's affiliate, HanoverTrade.com, Inc. purchased all the assets of Pamex Capital Partners, L.L.C. ("Pamex") a whole loan mortgage broker and hired 18 Pamex employees. The purchase price consisted of $850,000 in cash paid at closing plus an earn out of between $1,250,000 and $1,500,000, payable over three years in shares of Hanover. Included in the purchase was Pamex Securities, L.L.C. a licensed securities broker dealer registered with the Securities Exchange Commission and the National Association of Securities Dealers. The combined sales force will market HanoverTrade.com product and continue to broker whole loans through traditional channels.

At the February 2, 2001 meeting of the board of directors, the loans to the principals totaling $3,279,000 due on March 31, 2001 were extended to March 31, 2003.

21.  QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data are as follows (dollars in thousands, except per share data):


                                             Three Months       Three Months        Three Months       Three Months
                                                Ended               Ended              Ended               Ended
                                             December 31,       September 30,         June 30,           March 31,
                                                 2000               2000                2000               2000
                                          ------------------- ------------------ ------------------- ------------------
Net interest income                            $1,673             $2,081              $1,425             $1,484
                                          =================== ================== =================== ==================
Net income                                     $  710             $  727              $  735             $  690
                                          =================== ================== =================== ==================
Basic earnings per share (2)                   $  .16             $  .15              $  .14             $  .12
                                          =================== ================== =================== ==================
Diluted earnings per share                     $  .15             $  .15              $  .14             $  .12
(2)
                                          =================== ================== =================== ==================
Dividends declared                             $  .20             $  .20              $  .14             $  .12
                                          =================== ================== =================== ==================

                                             Three Months       Three Months        Three Months       Three Months
                                                Ended               Ended              Ended               Ended
                                             December 31,       September 30,         June 30,           March 31,
                                                 1999               1999                1999               1999
                                          ------------------- ------------------ ------------------- ------------------
Net interest income                             $1,509            $   (884)             $1,733             $2,051
                                          =================== ================== =================== ==================
Net income (loss)                               $  573            $(13,994)             $   58             $  736
                                          =================== ================== =================== ==================
Basic earnings (loss) per share (2)             $ 0.10            $  (2.40)             $ 0.01             $ 0.12
                                          =================== ================== =================== ==================
Diluted   earnings   (loss)   per  share        $ 0.10            $  (2.38)             $ 0.01             $ 0.11
(2)
                                          =================== ================== =================== ==================
Dividends declared                              $ 0.10            $   0.10              $ 0.10             $ 0.10
                                          =================== ================== =================== ==================

                                             Three Months       Three Months        Three Months       Three Months
                                                Ended               Ended              Ended               Ended
                                             December 31,       September 30,         June 30,           March 31,
                                                 1998               1998                1998               1998
                                          ------------------- ------------------ ------------------- ------------------
Net interest income                            $ 1,998              $1,692             $  774              $2,159
                                          =================== ================== =================== ==================
Net income (loss)                              $(5,884)             $  346             $ (644)             $1,248
                                          =================== ================== =================== ==================
Basic earnings (loss) per share (2)            $ (0.93)             $ 0.05             $(0.10)             $ 0.19
                                          =================== ================== =================== ==================
Diluted earnings (loss) per  share (2)         $ (0.93)             $ 0.05             $(0.10)             $ 0.17
                                          =================== ================== =================== ==================
Dividends declared                             $  0.11              $ 0.17             $ 0.21              $ 0.21
                                          =================== ================== =================== ==================

                                             Three Months       Three Months       June 10, 1997
                                                Ended               Ended             Through
                                             December 31,       September 30,        June 30,
                                                 1997             1997 (1)           1997 (1)
                                          ------------------- ------------------ ------------------
Net interest income                             $1,548               $ 128              $   0
                                          =================== ================== ==================
Net income                                      $  440               $  59              $   0
                                          =================== ================== ==================
Basic earnings per share (2)                    $ 0.07               $0.07              $0.00
                                          =================== ================== ==================
Diluted      earnings      per     share        $ 0.07               $0.07              $0.00
(2)
                                          =================== ================== ==================
Dividends declared                              $ 0.16               $0.00              $0.00
                                          =================== ================== ==================

(1) The Company was organized on June 10, 1997, however operations did not begin until the IPO date - September 19, 1997
(2) Earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.
                                     ******

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Hanover Capital Partners Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 27, 2001

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,        DECEMBER 31,
ASSETS                                                                  2000                1999
                                                                        ----                ----
CURRENT ASSETS:
  Cash                                                              $    493,711        $    514,804
  Investment in marketable securities                                      3,300              19,055
  Accounts receivable                                                  2,302,211             668,993
  Receivables from related parties                                       532,115             186,969
  Accrued interest receivable                                                 --             181,471
  Accrued revenue on contracts in progress                             1,347,566             761,923
  Prepaid expenses and other current assets                               26,556             170,201
                                                                    ------------        ------------
          Total current assets                                         4,705,459           2,503,416
PROPERTY AND EQUIPMENT - Net                                              86,717              56,601
NET INVESTMENT IN MORTGAGE SECURITIES
 AVAILABLE FOR SALE                                                           --          14,180,184
DEFERRED TAX ASSET                                                       340,731             856,143
OTHER ASSETS                                                              13,730             175,633
                                                                    ------------        ------------
TOTAL ASSETS                                                        $  5,146,637        $ 17,771,977
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Reverse repurchase agreement                                      $         --        $ 10,842,000
  Accrued appraisal and subcontractor costs                               36,779              13,582
  Accounts payable and accrued expenses                                1,541,328             508,975
  Deferred revenue                                                         5,276                  --
  Notes payable to related parties                                     1,704,342           4,896,046
  Income tax payable                                                      21,508                  --
                                                                    ------------        ------------
          Total current liabilities                                    3,309,233          16,260,603
                                                                    ------------        ------------
TOTAL LIABILITIES                                                      3,309,233          16,260,603
                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY:
  Preferred stock: $.01 par value, 100,000 shares authorized,
    97,000 shares outstanding at December 31, 2000 and 1999                  970                 970
  Common stock: Class A: $.01 par value, 5,000 authorized,
   3,000 shares outstanding at December 31, 2000 and 1999                     30                  30
  Additional paid-in capital                                           2,839,947           2,839,947
  Retained earnings (deficit)                                         (1,003,543)         (1,471,884)
  Accumulated other comprehensive income                                      --             142,311
                                                                    ------------        ------------

TOTAL STOCKHOLDERS' EQUITY:                                            1,837,404           1,511,374
                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,146,637        $ 17,771,977
                                                                    ============        ============

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                             2000              1999               1998
                                                          -----------       -----------        -----------
REVENUES:
  Due diligence fees                                      $ 7,016,435       $ 5,530,307        $ 5,001,047
  Mortgage sales and servicing                                 27,825           229,557            701,574
  Assignment fees                                             631,093                --                 --
  Loan brokering/asset management fees                         30,234           789,003            654,748
  Interest income on mortgage backed securities,
   net of interest expense of $962,485 and $547,636
   in 2000 and 1999 respectively                              513,391           384,642                 --
  Gain on sale of mortgage securities                         440,639                --                 --
  Other income (loss)                                          54,041           125,809            (12,609)
                                                          -----------       -----------        -----------
          Total revenues                                    8,713,658         7,059,318          6,344,760
                                                          -----------       -----------        -----------

EXPENSES:
  Personnel expense                                         3,309,860         3,954,622          4,364,725
  Subcontractor expense                                     2,924,021         1,950,946          1,537,294
  Occupancy expense                                           453,372           477,937            578,512
  Travel and subsistence                                      215,959           390,318            555,382
  General and administrative expense                          309,926           378,407            532,006
  Appraisal, inspection and other professional fees           257,495           155,609            223,262
  Interest expense                                             90,054           252,144            155,128
  Depreciation and amortization                                52,908           107,583            107,971
                                                          -----------       -----------        -----------
          Total revenues                                    7,613,595         7,667,566          8,054,280
                                                          -----------       -----------        -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)         1,100,063          (608,248)        (1,709,520)

INCOME TAX PROVISION (BENEFIT)                                631,722          (152,062)          (661,524)
                                                          -----------       -----------        -----------

NET INCOME (LOSS)                                         $   468,341       $  (456,186)       $(1,047,996)
                                                          ===========       ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE                           $    156.12       $   (152.07)       $   (349.33)
                                                          ===========       ===========        ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                               Preferred Stock    Common Stock
                               ---------------- ----------------
                                Shares  Amount   Shares  Amount
                                ------  ------   ------  ------
BALANCE, DECEMBER 31, 1997      97,000   $ 970    3,000   $  30

Capital Contributions
Comprehensive (loss):
   Net (loss)

   Comprehensive (loss)
                                ------   -----   ------   -----
BALANCE, DECEMBER 31, 1998      97,000     970    3,000      30

Comprehensive (loss):
   Net (loss)
   Other comprehensive income:
      Change in net unrealized
      gain on securities
      available for sale,
      net of income tax effect

   Comprehensive (loss)
                                ------   -----   ------   -----
BALANCE, DECEMBER 31, 1999      97,000     970    3,000      30

Comprehensive income:
   Net income
   Other comprehensive income
   (loss):
      Change in net unrealized
      gain on securities
      available for sale,
      net of income tax effect

   Comprehensive income
                                ------   -----   ------   -----
BALANCE, DECEMBER 31, 2000      97,000   $ 970    3,000   $  30
                                ======   =====   ======   =====



                                                                       Accumulated
                                Additional  Comprehensive  Retained      Other
                                 Paid-In       Income      Earnings   Comprehensive
                                 Capital       (Loss)      (Deficit)      Gain         Total
                                 -------       ------      ---------      ----         -----
BALANCE, DECEMBER 31, 1997      $   56,442                $    32,298          --   $    89,740

Capital Contributions            2,783,505                                            2,783,505
Comprehensive (loss):
   Net (loss)                               $(1,047,996)   (1,047,996)               (1,047,996)
                                             ----------
   Comprehensive (loss)                     $(1,047,996)
                                ----------   ==========   -----------   ---------   -----------
BALANCE, DECEMBER 31, 1998       2,839,947                 (1,015,698)         --     1,825,249

Comprehensive (loss):
   Net (loss)                               $  (456,186)     (456,186)                 (456,186)
   Other comprehensive income:
      Change in net unrealized
      gain on securities
      available for sale,
      net of income tax effect                  142,311                 $ 142,311       142,311
                                             ----------
   Comprehensive (loss)                      $ (313,875)
                                ----------   ==========   -----------   ---------   -----------
BALANCE, DECEMBER 31, 1999       2,839,947                (1,471,884)     142,311     1,511,374

Comprehensive income:
   Net income                                $  468,341       468,341                   468,341
   Other comprehensive income
   (loss):
      Change in net unrealized
      gain on securities
      available for sale,
      net of income tax effect                 (142,311)                 (142,311)     (142,311)
                                             ----------
   Comprehensive income                      $  326,030
                                ----------   ==========   -----------   ---------   -----------
BALANCE, DECEMBER 31, 2000      $2,839,947                $(1,003,543)  $      --   $ 1,837,404
                                ==========                ===========   =========   ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS

                                                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                             2000                1999                1998
                                                                         ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    468,341        $   (456,186)       $ (1,047,996)
  Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
    Amortization of net premium                                              (374,961)           (204,010)                 --
    Loan loss provision                                                       478,330             289,297                  --
    Depreciation and amortization                                              42,798             107,583             107,971
    Gain on sale of mortgage servicing rights                                      --                  --            (371,977)
    Gain on sale of mortgage backed securities                               (440,639)                 --                  --
    (Gain) Loss on disposal of property and equipment                          (2,700)             14,588                  --
    Loss on disposal of securities                                                 --                  --             100,750
    Sale (Purchase) of trading securities                                      15,755              (1,063)               (598)
    Changes in assets - (increase) decrease:
      Accounts receivable                                                  (1,633,218)           (151,748)           (383,416)
      Receivables from related parties                                       (345,146)             26,810             597,371
      Accrued interest receivable                                             181,471            (181,471)                 --
      Accrued revenue on contracts in progress                               (585,643)           (514,823)           (211,687)
      Income tax receivable                                                        --             219,563              73,322
      Prepaid expenses and other current assets                               143,645              22,379             (74,028)
      Deferred tax assets                                                     612,682                  --            (781,270)
      Other assets                                                            161,903             (47,062)             37,348
    Changes in liabilities - increase (decrease):
      Accrued appraisal and subcontractor costs                                23,197              (7,148)           (111,248)
      Accounts payable and accrued expenses                                 1,032,353              42,278             132,106
      Income tax payable                                                       21,508                  --                  --
      Deferred income taxes                                                        --            (152,062)                 --
      Deferred revenue                                                          5,276             (89,625)            (15,325)
      Minority interest
                                                                                   --                  --                (616)
                                                                         ------------        ------------        ------------
          Net cash (used in) operating activities                            (195,048)         (1,082,700)         (1,949,293)
                                                                         ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (72,914)            (38,598)            (33,841)
  Sale of property and equipment                                                2,700               1,285                  --
  Proceeds from sale of mortgage servicing rights                                  --                  --             418,974
  Purchase of securities                                                           --                  --            (100,000)
  Purchase of mortgage securities                                          (8,450,259)        (14,110,858)                 --
  Proceeds from sale of mortgage securities to third parties                8,667,260                  --                  --
  Proceeds from sale of mortgage securities to related party               13,844,223                  --                  --
  Principal payments received on mortgage securities                          216,649              84,969                  --
                                                                         ------------        ------------        ------------
          Net cash (used in) provided by investing activities              14,207,659         (14,063,202)            285,133
                                                                         ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to bank                                                --                  --          (1,405,000)
  Net proceeds from (repayment of) note payable to related party           (3,191,704)          4,183,222             712,824
  Capital contributions                                                            --                  --           2,783,505
  Net borrowings from (repayment of) reverse repurchase agreements        (10,842,000)         10,842,000                  --
                                                                         ------------        ------------        ------------
          Net cash provided by (used in) financing activities             (14,033,704)         15,025,222           2,091,329
                                                                         ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                  (21,093)           (120,680)            427,169

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  514,804             635,484             208,315
                                                                         ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $    493,711        $    514,804        $    635,484
                                                                         ============        ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Loans of $7,165,000, and $13,930,000, were originated by HCMC and funded by investors in 1999 and 1998, respectively

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                                         $      3,435        $      5,350        $      5,671
                                                                         ============        ============        ============
    Interest                                                             $    830,930        $    323,851        $    689,779
                                                                         ============        ============        ============

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1.   BUSINESS DESCRIPTION

Hanover Capital Partners Ltd. ("HCP") and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence services, asset management services, mortgage loan assignment preparation services and mortgage and investment banking services for third parties and for its affiliate, Hanover Capital Mortgage Holdings, Inc. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is a servicer of multifamily mortgage loans and until June 30, 1999 was an originator of multifamily mortgage loans. HCMC is approved by the U.S. Department of Housing and Urban Development (HUD) as a Title II Nonsupervised Mortgagee under the National Housing Act. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission.

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

INVESTMENTS IN LIMITED LIABILITY COMPANIES

Minority ownership interests in limited liability companies are accounted for by the equity method of accounting. HCP's investments in limited liability companies are classified as other assets in the accompanying consolidated balance sheets. During the year ended December 31, 2000 HCP's investment in the limited liability companies was liquidated. The ownership of each limited liability company at December 31, 2000 and 1999 is detailed below:

                                          2000          1999
                                          ----          ----
    Alpine/Hanover, LLC                   0.0%          1.0%
    ABH-I, LLC                            0.0%          1.0%

REVENUE RECOGNITION

Revenues from due diligence contracts in progress and assignment preparation services are recognized for the services provided as they are earned and billed.

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

INCOME TAXES

The Company files a consolidated Federal income tax return. The Company has not been subject to an examination of its income tax returns by the Internal Revenue Service. The Company's tax sharing policy provides that each member of the Federal consolidated group receive an allocation of income taxes as if each member filed a separate Federal income tax return. HCP, HCMC and HCS generally file their state income tax returns on a separate company basis. Deferred income taxes are provided for the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

INVESTMENT IN MARKETABLE SECURITIES

Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying consolidated balance sheets at market value at December 31, 2000 and 1999.

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

The Company makes periodic evaluations of all mortgage securities to determine whether an other than temporary impairment is considered to have occurred. If a decline in the fair value is judged to be other than temporary, the cost basis of the mortgage security will be marked to fair value, resulting in a current period loss in the consolidated statement of operations. The new cost basis is not changed for further increases in market value; however, further increases in market value are reflected separately in the equity section of the Company's consolidated balance sheet.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

3.   CONCENTRATION RISK

REVENUES FROM CERTAIN CUSTOMERS

For the years ended December 31, 2000, 1999 and 1998, the Company received revenues from certain customers, which are subject to change annually, which exceeded 10% of total revenues as follows:

                         DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                             2000               1999              1998
                             ----               ----              ----
Major Customer # 1            30%               22%                28%
Major Customer # 2            22%               13%                13%

MORTGAGE SECURITIES

The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers. The Company did not own any mortgage securities at December 31, 2000. The following table sets forth the concentrations of the Company's credit risk by issuer at December 31, 1999.


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
                                             ===========


4.   MORTGAGE SERVICING

The Company, through its wholly-owned subsidiary, HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 2000 and 1999, HCMC was servicing 5 and 6 loans, respectively, with unpaid principal balances of $10,227,119 and $13,388,037 including loans subserviced for others of $7,584,236 and $10,690,537 respectively. Escrow balances maintained by HCMC were $170,830 and $212,528 at December 31, 2000 and 1999, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying consolidated balance sheets as of December 31, 2000 and 1999.




5.   MORTGAGE OPERATIONS

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

6.   RELATED PARTY TRANSACTIONS

Receivables from related parties at December 31, 2000 and 1999 consist of the following:

                                                        DECEMBER 31,   DECEMBER 31,
                                                           2000           1999
                                                           ----           ----
Due from Hanover Capital Mortgage Holdings, Inc. (1)     $185,381       $150,027
Due from ABH-I, LLC                                            --          9,005
Due from Hanover Mortgage Capital Corporation (2)           6,661          6,727
Due from Hanover Investment Fund (2)                           --            125
Due from HanoverTrade.com (3)                             339,444         14,274
                                                         --------       --------
Due from related entities                                 531,486        180,158
Due from officers (4)                                         629          6,811
                                                         --------       --------
Receivables from related parties                         $532,115       $186,969
                                                         ========       ========


(1) The Company entered into a Management Agreement in 1998 to provide, among other services, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 2000 with automatic annual renewal.
(2) Amounts due from entities that are owned by certain of the Company's officers/owners represent receivables resulting primarily from accounting fees and out-of-pocket expenses.
(3) Amounts due reflect certain costs that the Company paid for HanoverTrade.com ("HTC"). Beginning July 1, 2000, normal recurring operating expenses paid on behalf of HTC were billed to HTC. The expenses billed include personnel expense, occupancy expense, travel, entertainment and trade show expense and general and administrative expenses. During 1999 the expenses incurred relate to start-up costs of HTC.
(4)  Amounts due from officers are mostly miscellaneous travel related advances.

7.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 consists of the following:

                                             DECEMBER, 31     DECEMBER, 31
                                                 2000             1999
                                                 ----             ----
Office machinery and computer equipment       $ 302,047        $ 229,133
Furniture and fixtures                            4,745            4,745
                                              ---------        ---------
                                                306,792          233,878
Less accumulated depreciation                  (220,075)        (177,277)
                                              ---------        ---------

Property and equipment - net                  $  86,717        $  56,601
                                              =========        =========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $42,798, $107,583, and $105,519, respectively.

8.   MORTGAGE SECURITIES

On July 1, 2000 the Company sold the mortgage-backed securities at book value net of loan loss reserve and reverse repurchase debt to Hanover Capital Mortgage Holdings, Inc. At December 31, 1999, the Company had $14,180,184 of fixed rate private-placement mortgage-backed securities, classified as available for sale, as shown on the table below.


                                                          FIXED RATE PRIVATE PLACEMENT MORTGAGE-BACKED SECURITIES
                                                                             DECEMBER 31, 1999
                                                -----------------------------------------------------------------------------
                                                   Available               Held
                                                      For                   to
                                                    Sale (a)             Maturity             Trading              Total
                                                ---------------       ---------------     ---------------     ---------------
Principal balance of mortgage securities        $    33,400,795       $            --     $            --     $    33,400,795
Net (discount) and deferred costs                   (19,174,902)                   --                  --         (19,174,902)
                                                ---------------       ---------------     ---------------     ---------------
Total amortized cost of mortgage securities          14,225,893                    --                  --          14,225,893
Loan loss allowance                                    (285,290)                                       --            (285,290)
Gross unrealized gain                                   239,581                    --                  --             239,581
                                                ---------------       ---------------     ---------------     ---------------
Carrying cost of mortgage securities            $    14,180,184       $            --     $            --     $    14,180,184

Mix                                                         100%                   --                  --                 100%
Principal balance of mortgage loans             $ 5,171,979,000                    --                  --     $ 5,171,979,000
Weighted average net coupon                               6.520%                   --                  --               6.520%
Weighted average maturity                                   345                    --                  --                 345

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

The carrying value at December 31, 1999 of the Company's mortgage securities by contractual maturity dates are presented below:

                               Available for Sale         Held to Maturity                Trading
                                 Carrying Value            Carrying Value             Carrying Value
                                 --------------            --------------             --------------
Due after ten years                 $14,180,184                         -                         -

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

The average effective yield, which includes amortization of net premiums, (discounts) and deferred costs, for the periods shown below on the combined available for sale, held to maturity and trading mortgage securities portfolio were as follows:

                                               1999
                                               ----
         Quarter ended March 31                   -
         Quarter ended June 30                    -
         Quarter ended September 30          20.218%
         Quarter ended December 31           19.696%
                                             ------
                                             22.527%
                                             ======

9.   LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage securities portfolio, including the evaluation of impaired loans. There was no loan loss reserve at December 31, 2000. On July 1, 2000 the mortgage-backed securities were sold at book value net of loan loss reserve to Hanover Capital Mortgage Holdings, Inc. The following table summarizes the activity in the loan loss allowance for the years ended December 31, 2000 and 1999.

                                                  YEAR ENDED            YEAR ENDED
                                               DECEMBER 31, 2000     DECEMBER 31, 1999
                                               -----------------     -----------------
         Balance beginning of period              $ 285,291              $      -
         Loan loss provision                        478,330               289,297
         Transfers/sales                           (729,366)                    -
         Charge-offs                                (34,255)               (4,006)
                                                   --------              --------
         Balance end of period                     $      -              $285,291
                                                   ========              ========

10.  REVERSE REPURCHASE AGREEMENTS

At December 31, 2000 there were no reverse repurchase agreements. The borrowings pursuant to the reverse repurchase agreement were sold along with the mortgage-backed securities to Hanover Capital Mortgage Holdings, Inc. on July 1, 2000. At December 31, 1999 the Company had a total of $10,842,000 of uncommitted borrowings pursuant to a master reverse repurchase agreement with one lender. All borrowings pursuant to the master reverse repurchase agreement are secured by mortgage securities.

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

Information pertaining to reverse repurchase agreement financing as of and for the years ended December 31, 2000 and 1999 is summarized as follows:

                           REVERSE REPO FINANCING FOR
                                  YEARS ENDED:
                           --------------------------


       REVERSE REPURCHASE AGREEMENTS                  DECEMBER 31, 2000   DECEMBER 31, 1999
       -----------------------------                  -----------------   -----------------

       Balance of borrowing at end of period             $         0         $10,842,000
       Accrued interest at end of period                 $         0         $    66,572
       Average borrowing balance during the
           period                                        $ 6,356,000         $11,022,000
       Average interest rate during the period                7.617%              6.874%
       Maximum month-end borrowing balance
           during the period                             $15,079,000         $11,082,000

       COLLATERAL UNDERLYING THE AGREEMENTS
       ------------------------------------
       Balance at end of period - carrying value         $         0         $14,180,184

11.  INCOME TAXES

The components of deferred income taxes as of December 31, 2000 and 1999 are as follows:

                                                DECEMBER 31,   DECEMBER 31,
                                                   2000           1999
                                                   ----           ----
DEFERRED TAX ASSETS
Temporary differences                            $ 112,849      $ 223,643
Federal net operating loss carryforward            374,411        638,950
State/Local net operating loss carryforward         73,481        124,032
Amt credit                                          16,830             --
                                                 ---------      ---------
Total deferred tax assets                          577,571        986,625

DEFERRED TAX LIABILITIES
Temporary differences                              (25,127)       (33,212)
Tax liability for other comprehensive income            --        (97,270)
                                                 ---------      ---------

Total deferred tax liabilities                     (25,127)      (130,482)

Valuation allowance                               (211,713)            --
                                                 ---------      ---------

Net deferred tax assets                          $ 340,731      $ 856,143
                                                 =========      =========

The items resulting in significant temporary differences for the years ended December 31, 2000 and 1999 that generate deferred tax assets and liabilities relate primarily to the recognition of revenue and accrued liabilities for financial reporting purposes.

The components of the income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                       DECEMBER, 31  DECEMBER, 31   DECEMBER, 31
                                          2000          1999           1998
                                          ----          ----           ----
Current - Federal, state and local      $  19,040     $      --      $      --
Deferred - Federal, state and local       612,682      (152,062)      (661,524)
                                        ---------     ---------      ---------

Total                                   $ 631,722     $(152,062)     $(661,524)
                                        =========     =========      =========

The income tax (benefit) differs from amounts computed at statutory rates, as follows:

                                                                DECEMBER, 31      DECEMBER, 31       DECEMBER, 31
                                                                    2000              1999               1998
                                                                    ----              ----               ----
Federal income taxes (benefit) at statutory rate                 $  374,021       $  (206,804)        $ (595,554)
State and local income taxes (benefit)                               72,052           (40,145)           (76,256)
Meals and entertainment                                               4,065             6,486              6,002
Officer's life insurance                                                268                --              4,273
Penalties                                                             1,702                --                 --
Realized loss on hedge transaction                                  (14,089)               --                 --
Sale of assets                                                      (18,010)               --                 --
Provision for valuation allowance                                   211,713                --                 --
Adjustment of deferred tax asset                                         --            88,401                 --
Other, net                                                               --                --                 11
                                                                 ----------       -----------         ----------
Total                                                            $  631,722       $  (152,062)        $ (661,524)
                                                                 ==========       ===========         ==========

The Company has a Federal tax net operating loss carryforward of approximately $1.1 million which begins to expire in the year 2012.

12.  STOCKHOLDERS' EQUITY

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

13.  NOTE PAYABLE TO BANK

HCP had a $2.0 million Line of Credit Facility Agreement with a bank that expired December 31, 1999 and was not renewed. There was no outstanding balance at December 31, 1999.

14.  NOTE PAYABLE TO RELATED PARTY

At December 31, 2000 and 1999 the Company had a principal balance outstanding on a note payable to Hanover Capital Mortgage Holdings, Inc. in the amount of $1,704,342 and $4,896,046 respectively. The note bears interest at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2000, and 1999 the interest rate in effect was 8.5% and 7.5% respectively. Included in the 2000 and 1999 consolidated statement of operations is interest expense in the amount of $265,062 and $167,955 respectively related to this note payable. The entire unpaid principal balance on the note is due in full on the maturity date, March 31, 2002.

15.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:


                       YEAR                    AMOUNT
                       ----                    ------

                       2001                  $ 324,901
                       2002                    283,045
                       2003                    241,189
                       2004                    218,312
                       2005                    216,233
                    Thereafter                 774,835
                                            ----------

                      Total                 $2,058,515
                                            ==========


Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $144,731 and $217,413, $250,684, respectively.

HCHI has guaranteed the obligations of the Company with respect to an amendment to an office lease entered into by the Company. The office lease (beginning November 4, 1999) is for a period of 10 years and 3 months and obligates the Company for $2,162,300 of base rental expense plus escalation, electric and other billings over the lease term.

16. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 2000 and 1999 are as follows:

                                         DECEMBER 31, 2000             DECEMBER 31, 1999
                                   ---------------------------     ---------------------------
                                     Carrying         Fair           Carrying         Fair
                                      Amount          Value           Amount          Value
Assets:
Mortgage securities, available              --              --     $14,180,184     $14,180,184
      for sale
Interest rate caps                          --              --         135,609         245,000
Cash and cash equivalents          $   493,711     $   493,711         515,804         514,804
Marketable Securities                    3,300           3,300          19,055          19,055
Accrued interest receivable                 --              --         181,471         181,471
                                   -----------     -----------     -----------     -----------
       Total                       $   497,011     $   497,011     $15,032,123     $15,140,514
                                   ===========     ===========     ===========     ===========

Liabilities:
Reverse repurchase agreements               --              --     $10,842,000     $10,842,000
Note Payable to related party      $ 1,704,342     $ 1,704,342       4,896,046       4,896,046
                                   -----------     -----------     -----------     -----------
            Total                  $ 1,704,342     $ 1,704,342     $15,738,046     $15,738,046
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

Cash and cash equivalents, accrued interest receivable, reverse repurchase agreements, note payable to related party - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

Marketable securities - The fair values of these financial instruments are based on quotes obtained from third parties.

Interest rate caps - The fair values of these financial instruments are estimated based on dealer quotes and is the estimated amount the Company would pay to execute a new agreement with similar terms.



                                     ******

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
HanoverTrade.com, Inc.
New York, New York

We have audited the accompanying balance sheets of HanoverTrade.com, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from May 28, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of HanoverTrade.com, Inc. at December 31, 2000 and 1999, and the results of its operations and cash flows for the year ended December 31, 2000 and the period from May 28, 1999 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 27, 2001

                             HANOVERTRADE.COM, INC.
                                 BALANCE SHEETS

                                                                   DECEMBER 31,     DECEMBER 31,
ASSETS                                                                 2000             1999
                                                                       ----             ----
CURRENT ASSETS:
     Cash                                                          $    32,573      $       929
     Accounts receivable                                                10,000               26
                                                                   -----------      -----------
           Total Current Assets                                         42,573              955
PROPERTY AND EQUIPMENT - Net                                            19,681               --
COMPUTER SOFTWARE - Net                                              2,702,266          103,540
DEFERRED INCOME TAX BENEFIT                                                 --               --
                                                                   -----------      -----------
TOTAL ASSETS                                                       $ 2,764,520      $   104,495
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $ 1,008,403      $        --
     Accrued interest due to related parties                            35,864               --
     Due to related parties                                            390,138          135,626
                                                                   -----------      -----------
          Total current liabilities                                  1,434,405          135,626
                                                                   -----------      -----------
     Notes payable to related parties                                2,903,758               --
                                                                   -----------      -----------
TOTAL LIABILITIES                                                    4,338,163          135,626
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES                                               --               --

STOCKHOLDERS' EQUITY:
     Series A Preferred stock: $0.01 par value, 100,000 shares
       Authorized, 97,000 shares outstanding at December 31,
       2000 and 1999                                                       970              970
     Common Stock:
       $0.01 par value, 5,000 shares authorized, 3,000 shares
       outstanding at December 31, 2000 and 1999                            30               30
     Retained earnings (deficit)                                    (1,574,643)         (32,131)
                                                                   -----------      -----------

TOTAL STOCKHOLDERS' EQUITY:                                         (1,573,643)         (31,131)
                                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 2,764,520      $   104,495
                                                                   ===========      ===========


                       See notes to financial statements.

                             HANOVERTRADE.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                              PERIOD FROM
                                                              MAY 28, 1999
                                              YEAR ENDED     (INCEPTION) TO
                                             DECEMBER 31,     DECEMBER 31,
                                                 2000             1999
                                             -----------      -----------
REVENUES:
     Loan brokering/Trading                  $   140,781      $        --
                                             -----------      -----------
            Total revenues                       140,781               --
                                             -----------      -----------

EXPENSES:
      Personnel expense                          789,646               --
      Technology                                 230,520            4,450
      Occupancy expense                          130,278               --
      Travel and entertainment                   174,821           11,892
      General and administrative expense          93,471              676
      Professional fees                           32,143           15,113
      Interest expense                            81,479               --
      Depreciation and amortization              150,935               --
                                             -----------      -----------
            Total expenses                     1,683,293           32,131
                                             -----------      -----------

(LOSS) BEFORE INCOME TAX                      (1,542,512)         (32,131)

INCOME TAX BENEFIT                                    --               --
                                             -----------      -----------

NET (LOSS)                                   $(1,542,512)     $   (32,131)
                                             ===========      ===========

BASIC (LOSS) PER SHARE                       $   (514.17)     $    (10.71)
                                             ===========      ===========

                        See notes to financial statements

                             HANOVERTRADE.COM, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 2000 AND PERIOD FROM MAY 28, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999

                                 Series A                                                          Accumulated
                             Preferred Stock   Common Stock Additional                 Retained       Other
                             ---------------  --------------  Paid-In  Comprehensive   Earnings    Comprehensive
                             Shares  Amount   Shares  Amount  Capital     (Loss)       (Deficit)       Gain         Total
                             ------   ------  ------  ------  -------     ------       ---------       ----         -----
Capital Contribution         97,000   $ 970    3,000   $  30       --                                             $     1,000
Comprehensive (loss):
   Net (loss)                                                           $   (32,131)  $   (32,131)                    (32,131)
                                                                        -----------
   Comprehensive (loss)                                                 $   (32,131)           --                          --
                             ------   -----   ------   -----   ------   ===========   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1999   97,000     970    3,000      30       --                     (32,131)           --       (31,131)

Comprehensive (loss):
   Net (loss)                                                           $(1,542,512)   (1,542,512)                 (1,542,512)
                                                                        -----------
   Comprehensive (loss)                                                 $(1,542,512)
                             ------   -----   ------   -----   ------   ===========   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2000   97,000   $ 970    3,000   $  30       --                 $(1,574,643)           --   $(1,573,643)
                             ======   =====   ======   =====                          ===========                 ===========


                       See notes to financial statements

                             HANOVERTRADE.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           PERIOD FROM MAY 28
                                                                             YEAR ENDED      (INCEPTION) TO
                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                2000             1999
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                              $(1,542,512)     $   (32,131)
     Adjustments to reconcile net (loss) to net cash (used in)
        provided by operating activities:
        Depreciation and amortization                                            150,935               --
      Changes in assets - (increase) decrease:
         Accounts receivable                                                      (9,974)             (26)
      Changes in liabilities - increase (decrease):
         Accounts payable and accrued expenses                                 1,008,403               --
         Payable to related party                                                254,512          135,626
         Accrued interest due to related party                                    35,864               --
                                                                             -----------      -----------
            Net cash (used in) provided by operating activities                 (102,772)         103,469
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                        (21,695)              --
      Investment in web-site software                                         (2,747,647)        (103,540)
                                                                             -----------      -----------
            Net cash (used in) investing activities                           (2,769,342)        (103,540)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from notes payable to related party                         2,903,758               --
      Capital contributions                                                           --            1,000
                                                                             -----------      -----------
             Net cash provided by financing activities                         2,903,758            1,000
                                                                             -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         31,644              929

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         929               --
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $    32,573      $       929
                                                                             ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid during the year for:
          Income taxes                                                       $       680      $        --
                                                                             ===========      ===========
          Interest to related party                                          $    45,615      $        --
                                                                             ===========      ===========

                        See notes to financial statements

                             HANOVERTRADE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
            YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD MAY 28, 1999
                        (INCEPTION) TO DECEMBER 31, 1999


1.   BUSINESS DESCRIPTION

HanoverTrade.com, Inc. ("HTC"), a Delaware corporation, is principally engaged in operating an online world wide web-based exchange for trading loan pools (primarily mortgage loan pools) and performing loan sale advisory services for third parties.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues from loan sale advisory and trading are recognized when the transactions close and fees are earned and billed. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded. HTC billing of fees relating to a transaction occurs concurrently with the closing and funding.

INCOME TAXES

A deferred income tax asset is recorded to reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements and to reflect the future tax benefit of net operating losses.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are depreciated over the terms of the respective leases or their estimated useful lives, whichever is shorter.

TECHNOLOGY EXPENSES

Professional fees for technology are included in technology expenses. Capitalized software includes internal and external application development stage costs incurred to develop the Company's online world wide web based exchange for trading loan pools. Capitalized software costs are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful life of the asset, generally three years. Expenses for web page design are expensed as incurred.

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

RELATED PARTY TRANSACTIONS

The results of operations may not necessarily be indicative of those that would have occurred on a stand alone basis.

ESTIMATE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, due to related parties and note payable to affiliate were determined to be their carrying value due to their short-term nature.

3.   CONCENTRATION RISK

REVENUES FROM CERTAIN CUSTOMERS

For the year ended December 31, 2000 and the Period May 28, 1999 (inception) to December 31, 1999, the Company received revenues from certain customers, which are subject to change annually, which exceeded 10% of total revenues as follows:

                                  DECEMBER 31,             DECEMBER 31,
                                      2000                     1999
                                      ----                     ----
Major Customer # 1                     29%                      -
Major Customer # 2                     16%                      -
Major Customer # 3                     14%                      -
Major Customer # 4                     11%                      -


4.   RELATED PARTY TRANSACTIONS

Payables due to related parties at December 31, 2000 and 1999 consist of the following:

                                                 DECEMBER 31, DECEMBER 31,
                                                    2000         1999
                                                    ----         ----
Due to Hanover Capital Partners Ltd               $339,443     $ 14,274
Due to Hanover Capital Mortgage Holdings, Inc       50,695      121,352
                                                  --------     --------

Payables to related parties                       $390,138     $135,626
                                                  ========     ========


For the year ended December 31, 2000 and the period from May 28, 1999 (inception) to December 31, 1999, Hanover Capital Partners Ltd. ("HCP") and Hanover Capital Mortgage Holdings, Inc., ("Hanover") billed certain expenses to HTC. The expenses billed included personnel expense, occupancy expense, travel and trade show expense and general and administrative expenses and were billed to reflect activity on behalf of HTC. HTC expects similar billings from HCP and Hanover in future periods.

HCP billed a total of $464,000 of net expenses to HTC for the year ended December 31, 2000. The billing included $441,000 of personnel expense, $26,000 of occupancy expense, $57,000 of travel and trade show expense, and $51,000 of general and administrative expense offset by $111,000 of trading and brokering revenue.

HCP billed a total of $14,000 of expenses to HTC for the period May 28, 1999 (inception) to December 31, 1999. The billings included $12,000 of travel and tradeshow expenses and $2,000 of technology expenses.

Hanover billed a total of $488,000 of expenses to HTC during the year ended December 31, 2000. The billing included $369,000 of personnel expense, $103,000 of occupancy expense, and $16,000 of general and administrative expenses.

Hanover billed a total of $18,000 of expenses to HTC for the period May 28, 1999 (inception) to December 31, 1999. The billings included $15,000 of professional fees and $3,000 of technology expense.

At December 31, 2000 HTC had a principal balance on a note payable to Hanover in the amount of $2,904,000. The maximum loan amount under this note is $10 million. The note bears interest daily at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2000 the interest rate in effect was 8.5%. The entire unpaid principal balance on the note is due in full on the maturity date, March 31, 2002.


5.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 consists of the following:

                                           DECEMBER 31,
                                              2000
                                              ----
Office machinery and computer equipment     $ 21,695
Less accumulated depreciation                 (2,014)
                                            --------

Property and equipment - net                $ 19,681
                                            ========


Depreciation expense for the year ended December 31, 2000 was $2,014.

6.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs at December 31, 2000 and December 31, 1999 consists of the following:

                                      DECEMBER 31,    DECEMBER 31,
                                         2000             1999
                                         ----             ----
Capitalized Software                 $ 2,851,187      $   103,540
Less accumulated amortization           (148,921)              --
                                     -----------      -----------

Capitalized Software Costs - net     $ 2,702,266      $   103,540
                                     ===========      ===========

Amortization expense for the year ended December 31, 2000 and the period May 28, 1999 (inception) to December 31, 1999 was $148,921 and $0 respectively.

7.   INCOME TAXES

The components of deferred income taxes as of December 31, 2000 and 1999 are as follows:

                                       DECEMBER 31,    DECEMBER 31,
                                           2000           1999
                                           ----           ----
Deferred tax assets                     $ 620,824      $  12,429
Valuation allowance                      (620,824)       (12,429)
                                        ---------      ---------

Net deferred tax assets                 $       0      $       0
                                        =========      =========

The items resulting in significant temporary differences for the year ended December 31, 2000 and the Period May 28, 1999 (inception) to December 31, 1999 that generate deferred tax assets relate primarily to the benefit of net operating losses. The Company has established a valuation allowance for the full amount of the benefit.

The income tax (benefit) differs from amounts computed at statutory rates, as follows:

                                       DECEMBER 31,    DECEMBER 31,
                                           2000           1999
                                           ----           ----
Federal income taxes (benefit) at
   statutory rate                       $(524,454)     $ (10,925)
State and local income taxes (benefit)    (97,050)        (2,036)
Meals and entertainment                    11,228            522
Officer's life insurance                    1,881             --
Adjustment of deferred tax asset               --             --
Other, net                                     --             --
                                        ---------      ---------
Total tax benefit                        (608,395)       (12,429)
Valuation allowance                       608,395         12,429
                                        ---------      ---------
Net tax benefit                         $       0      $       0
                                        =========      =========


The Company has a Federal tax net operating loss carryforward of approximately $1,548,000 that begins to expire in 2014.

8.   STOCKHOLDERS' EQUITY

On May 28, 1999 (inception) HTC was incorporated in Delaware with 5,000 authorized shares of Common Stock (par value $0.01) and 100,000 authorized shares of Series A Preferred Stock (par value $0.01).

HTC issued 3000 shares to the principals, John A. Burchett, Joyce Mizerak, George Ostendorf and Irma Tavares, giving them a 3% economic interest. HTC issued 97,000 shares of Series A Preferred Stock to Hanover Capital Mortgage Holdings, Inc. giving it a 97% economic interest.

The Preferred Stock has no dividend rate or preference over the Common Stock. Dividend distributions will be made in the same amount on a per share basis for the common stock as for the Preferred Stock.

All voting power is held by the Common Stock except for certain situations involving merger, dissolution, sale of substantially all the assets of HTC, and amendments to the certificate of incorporation adversely affecting the Preferred Stockholders. In these situations, the Preferred stockholders shall be entitled to vote.

9.  SUBSEQUENT EVENTS

On January 24, 2001, the Company hired 18 employees of Pamex Capital Partners L.L.C. ("Pamex") and purchased all of Pamex's assets. The Company entered into employment agreements with 5 of the 18 employees hired. The purchase price consisted of $850,000 in cash paid at closing plus an earn out of between $1,250,000 and $1,500,000, payable over three years in shares of Hanover. Included in the assets purchased was Pamex Securities, L.L.C. a securities broker dealer registered with the Securities Exchange Commission and National Association of Securities Dealers.

On February 13, 2001, the Certificate of Incorporation was amended to authorize an additional 100,000 shares of Common Stock.

The note payable due Hanover on March 31, 2001 was extended to March 31, 2002.

On March 30, 2001, we entered into a loan agreement with VerticalCrossings.com, Inc. (which we refer to as "Vcross"). Vcross is a world-wide web based exchange for mortgage-backed securities, asset-backed securities, and other structured securities. We lent Vcross $200,000 for a 120 day term at an interest rate of 12%, and we agreed to lend them an additional $100,000 upon the completion of a project to integrate our technology. Our loan was collateralized by all of Vcross's assets. As additional consideration for the loan, we received a lifetime license to use Vcross' proprietary software technology to conduct online auctions of mortgage loans. We also received warrants to purchase 3.67% of Vcross's common stock, and we will receive warrants to purchase an additional 1.33% of Vcross's common stock when we fund the final $100,000.

                                     ******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                        HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                        By        /s/ Thomas P. Kaplan
                                           -------------------------------------
                                                     Thomas P. Kaplan
                                                  Managing Director and
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on March 30, 2001.

   SIGNATURE                                          TITLE

   /s/ John A. Burchett                 Chairman of the Board of Directors
--------------------------------------  and Chief Executive Officer
       John A. Burchett

   /s/ Irma N. Tavares                  Senior Managing Director and a Director
--------------------------------------
       Irma N. Tavares

   /s/ Joyce S. Mizerak                 Senior Managing Director, Secretary and
--------------------------------------  a Director
       Joyce S. Mizerak

   /s/ George J. Ostendorf              Senior Managing Director and a Director
--------------------------------------
       George J. Ostendorf

   /s/ John A. Clymer                   Director
--------------------------------------
       John A. Clymer

   /s/ Joseph J. Freeman                Director
--------------------------------------
       Joseph J. Freeman

   /s/ James F. Stone                   Director
--------------------------------------
       James F. Stone

   /s/ Saiyid T. Naqvi                  Director
--------------------------------------
       Saiyid T. Naqvi

   /s/ John N. Rees                     Director
--------------------------------------
       John N. Rees

   /s/ Thomas P. Kaplan                 Managing Director and Chief Financial
--------------------------------------  Officer  (Principal Financial and
       Thomas P. Kaplan                 Accounting Officer)