Form 10-Q
period 2001-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2001-05-15
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to ______________

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

         The registrant had 4,133,044 shares of common stock outstanding as of May 1, 2001.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                      INDEX

                                                                              Page No.
PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                                      3

           Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000                                      3

           Consolidated Statements of Operations
           for the Three Months Ended March 31, 2001 and 2000                        4

           Consolidated Statement of Stockholders'
           Equity for the Three Months Ended March 31, 2001                          5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000                        6

           Notes to Consolidated Financial Statements                                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                21

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings                                                       23
Item 2.     Changes in Securities and Use of Proceeds                               23
Item 3.     Defaults Upon Senior Securities                                         23
Item 4.     Submission of Matters to a Vote of Security Holders                     23
Item 5.     Other Information                                                       23
Item 6.     Exhibits and Reports on Form 8-K                                        23

            Signatures                                                              24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                         MARCH 31          DECEMBER 31
                                                                           2001               2000
                                                                           ----               ----
                                                                       (unaudited)
ASSETS
Mortgage loans:
     Held for sale                                                     $        229       $        230
     Collateral for CMOs                                                    199,369            212,017
Mortgage securities pledged as collateral
     for reverse repurchase agreements:
     Available for sale                                                      14,240             11,785
     Held to maturity                                                            --              1,384
     Trading                                                                  1,834              1,743
Mortgage securities pledged as collateral for CMOs                            9,853              9,877
Mortgage securities, not pledged:
     Available for sale                                                       4,034              4,744
     Held to maturity                                                           894              3,133
     Trading                                                                  5,555              3,057
Cash and cash equivalents                                                     9,435              9,958
Accrued interest receivable                                                   2,324              2,466
Equity investments
     Hanover Capital Partners Ltd                                             1,768              1,765
     HanoverTrade.com, Inc                                                   (2,205)            (1,526)
Notes receivable from related parties                                         9,454              7,887
Due from related parties                                                        369                237
Other receivables                                                             1,018                911
Prepaid expenses and other assets                                             2,442              3,140
                                                                       ------------       ------------
     TOTAL ASSETS                                                      $    260,613       $    272,808
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                          $     16,148       $     14,760
CMO borrowings                                                              197,889            210,374
Accrued interest payable                                                      1,744              1,796
Dividends payable                                                                --                865
Accrued expenses and other liabilities                                        1,030                989
                                                                       ------------       ------------
     TOTAL LIABILITIES                                                      216,811            228,784
                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
    -0- shares issued and outstanding                                            --                 --
Common stock, par value $.01, 90 million shares authorized,
     4,322,944 shares outstanding at March 31, 2001
     and December 31, 2000                                                       43                 43
Additional paid-in-capital                                                   68,546             68,546
Retained earnings (deficit)                                                 (25,064)           (25,737)
Accumulated other comprehensive income                                          277              1,172
                                                                       ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                              43,802             44,024
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    260,613       $    272,808
                                                                       ============       ============

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                2001                    2000
                                                                               ------                   ----
REVENUES:
     Interest income                                                       $       5,478             $       6,674
     Interest expense                                                              4,148                     5,190
                                                                           -------------             -------------
           Net interest income                                                     1,330                     1,484
     Loan loss provision                                                             239                       103
                                                                           -------------             -------------
           Net interest income after loan loss provision                           1,091                     1,381
     Gain on sale of mortgage assets                                               1,125                        --
     Gain (loss) on mark to market of mortgage
           securities, net of associated hedge                                      (125)                      199
     Loss on mark to market of interest rate caps
           not designated as hedges                                                  (81)                       --
                                                                           -------------             -------------
                Total revenue                                                      2,010                     1,580

EXPENSES:
     Personnel                                                                       167                       357
     Management and administrative                                                   204                       222
     Legal and professional                                                           85                       193
     Financing/commitment fees                                                        98                        63
     Other                                                                           152                       145
                                                                           -------------             -------------
                Total expenses                                                       706                       980
                                                                           -------------             -------------

                Operating income                                                   1,304                       600

Equity in income/(loss) of unconsolidated subsidiaries

     Hanover Capital Partners Ltd.                                                     2                       114
     HanoverTrade.com, Inc.                                                         (679)                      (24)
                                                                           -------------             -------------

Income before cumulative effect of adoption of SFAS 133                              627                       690
Cumulative effect of adoption of SFAS 133                                             46                        --
                                                                           -------------             -------------

NET INCOME                                                                 $         673             $         690
                                                                           =============             =============

BASIC EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133                      $        0.15             $        0.12
     Cumulative effect of adoption of SFAS 133                                      0.01                        --
                                                                           -------------             -------------
     After cumulative effect of adoption of SFAS 133                       $        0.16             $        0.12
                                                                           =============             =============


DILUTED EARNINGS PER SHARE
     Before cumulative effect of adoption of SFAS 133                      $        0.14             $        0.12
     Cumulative effect of adoption of SFAS 133                                      0.01                        --
                                                                           -------------             -------------
     After cumulative effect of adoption of SFAS 133                       $        0.15             $        0.12
                                                                           =============             =============

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                        (in thousands except share data)
                                   (unaudited)

                                                                                                         ACCUMULATED
                                                                                                             OTHER
                                                                  ADDITIONAL    COMPRE-       RETAINED      COMPRE-
                                              COMMON STOCK         PAID-IN      HENSIVE       EARNINGS      HENSIVE
                                          SHARES       AMOUNT      CAPITAL    INCOME(LOSS)    (DEFICIT)  INCOME (LOSS)    TOTAL
                                          ------       ------      -------    ------------    ---------  -------------    -----
Balance, December 31,  2000              4,322,944  $        43  $    68,546                $   (25,737)   $    1,172   $    44,024

Comprehensive loss:
   Net income                                                                 $        673          673                         673
   Other comprehensive loss:
      Change in net unrealized
        gain (loss) on securities
        available for sale                                                            (484)                      (484)         (484)
      Change in net unrealized gain
        (loss) on interest rate caps
        designated as hedges                                                            41                         41            41
      Unrealized cumulative effect
        of adoption of SFAS 133                                                       (452)                      (452)         (452)
                                                                              ------------
   Comprehensive loss                                                         $       (222)
                                                                              ============

Balance, March 31, 2001                  4,322,944  $        43  $    68,546                $   (25,064)   $      277   $    43,802
                                       ===========  ===========  ===========                ============   ==========   ===========

                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31
                                                                                         2001               2000
                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $         673       $         690
    Adjustments to reconcile net income to net
      cash (used in) operating activities:
    Amortization of net premium and discount                                                  118                 266
    Amortization of original issue discount from CMOs                                         (28)                 --
    Loan loss provision                                                                       239                 103
    (Gain) on sale of mortgage assets                                                      (1,125)                 --
    (Gain) on mark to market of mortgage assets for SFAS 133                                  (50)                 --
    (Gain) on mark to market of mortgage assets                                               (41)               (199)
    Purchase of trading securities                                                        (18,531)                 --
    Sales of trading securities                                                            17,681                  --
    Equity in (income) loss of unconsolidated subsidiaries                                    677                 (90)
    Decrease in accrued interest receivable                                                   142                 195
    (Increase) in loans to related parties                                                 (1,567)               (588)
    (Increase) in due from related parties                                                   (132)               (119)
    (Increase) decrease in other receivables                                                 (107)                 67
    (Increase) decrease in prepaid expenses and other assets                                  698                (267)
    Change in other comprehensive (loss) resulting from change in
       other assets                                                                          (367)                 --
    (Decrease) in accrued interest payable                                                    (52)               (442)
    (Decrease) in due to related party                                                         --                 (55)
    Increase in accrued expenses and other liabilities                                         41                  47
                                                                                    -------------       -------------
          Net cash (used in) operating activities                                          (1,731)               (392)
                                                                                    -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage securities available for sale                                     (4,434)                 --
    Principal payments received on mortgage securities                                        914               1,674
    Principal payments received on collateral for CMOs                                     12,553              12,940
    (Increase) decrease in mortgage loans                                                       1                (103)
    Proceeds from sale of mortgage securities available for sale                            4,107                  --
                                                                                    -------------       -------------
          Net cash provided by investing activities                                        13,141              14,511
                                                                                    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing from (repayment of) reverse repurchase agreements                         1,388             (17,385)
    Net repayment of CMOs                                                                 (12,456)            (12,805)
    Payment of dividends                                                                     (865)               (583)
    Repurchase of common stock                                                                 --                (250)
                                                                                    -------------       -------------
          Net cash (used in) financing activities                                         (11,933)            (31,023)
                                                                                    -------------       -------------
NET (DECREASE) IN CASH AND EQUIVALENTS                                                       (523)            (16,904)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                   9,958              18,022
                                                                                    -------------       -------------
CASH AND EQUIVALENTS, END OF PERIOD                                                 $       9,435       $       1,118
                                                                                    =============       =============
SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES Cash paid during the period for:
                Income taxes:                                                       $           4       $           4
                                                                                    =============       =============
                Interest                                                            $         234       $       1,067
                                                                                    =============       =============

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2001. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

On January 1, 2001, we implemented Statements of Financial Accounting Standards ("SFAS") 133, 137 and 138. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 137, issued in June 1999, delayed the effective date of SFAS 133 to make it effective for quarters in fiscal years beginning after June 15, 2000. SFAS 138, issued in June 2000, amends certain technical provisions of SFAS 133.

In connection with the implementation of these financial standards, we adopted a hedging policy on January 1, 2001. Certain of the hedges that we had in place as of December 31, 2000 were designated as Fair Value Hedges, and certain of the hedges that we had in place were designated as Cash Flow Hedges.

Changes in the value of Fair Value Hedges will be reflected in income, and an offsetting amount reflecting changes in value of the related hedged assets will also be reflected in income. The effect of this treatment will be to reflect in income any ineffective portion of such hedges. Changes in the value of Cash Flow Hedges will be reflected as other comprehensive income or loss, but only to the extent that the hedging relationship is expected to be highly effective.

In September 2000, the Financial Accounting Standards Board issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS 140 replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We adopted the collateral and disclosure provisions of SFAS 140 as of and for the year ended December 31, 2000. We will adopt the remaining provisions of SFAS 140 during the second quarter of 2001. We do not expect the adoption of the remaining provisions to have a material impact on our financial statements.

2. MORTGAGE LOANS

At March 31, 2001 we had $229,000 of mortgage loans designated as "held for sale." No mortgage loans were designated as held to maturity and $199,369,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of our single-family mortgage loan pools held for sale which are reflected at the lower of cost or market value (dollars in thousands):

                                                   MARCH 31, 2001                    DECEMBER 31, 2000
                                        ---------------------------------    ----------------------------------
                                         Fixed     Adjustable                 Fixed      Adjustable
                                         Rate         Rate        Total       Rate           Rate        Total
                                         ----         ----        -----       ----           ----        -----
Principal amount of mortgage loans      $    30      $   199     $    229    $    31       $    199     $   230
Net premium and deferred cost                 -            -            -          -              -           -
Loan loss allowance                           -            -            -          -              -           -
                                        -------      -------     --------    -------       --------     -------
Carrying cost of mortgage loans         $    30      $   199     $    229    $    31       $    199     $   230
                                        =======      =======     ========    =======       ========     =======

COLLATERAL FOR CMOS

The following table summarizes our single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                          MARCH 31, 2001                              DECEMBER 31, 2000
                                               ------------------------------------          ------------------------------------
                                                 Fixed      Adjustable                          Fixed     Adjustable
                                                 Rate          Rate         Total                Rate         Rate        Total
                                                 ----          ----         -----                ----        ----         -----
Principal amount of mortgage loans             $  134,422   $   63,979   $  198,401          $  140,867   $   70,059   $  210,926
Net premium (discount)
     and deferred costs                             1,841         (158)       1,683               1,952         (159)       1,793
Loan loss allowance                                  (497)        (218)        (715)               (489)        (213)        (702)
                                               ----------   ----------   ----------          ----------   ----------   ----------
Carrying cost of mortgage loans                $  135,766   $   63,603   $  199,369          $  142,330   $   69,687   $  212,017
                                               ==========   ==========   ==========          ==========   ==========   ==========

3. MORTGAGE SECURITIES

The following tables summarize certain information about our mortgage-backed securities (dollar in thousands):

                  FIXED RATE AGENCY MORTGAGE-BACKED SECURITIES

                                            MARCH 31, 2001                                     DECEMBER 31, 2000
                         ---------------------------------------------------   ---------------------------------------------------
                         Available     Held             Collateral             Available     Held              Collateral
                           For          to                 for                   for          to                  for
                           Sale      Maturity  Trading     CMOs       Total      Sale      Maturity  Trading      CMOs      Total
Principal balance of
   mortgage securities   $   1,652   $      -  $ 6,696  $        -  $  8,348   $   2,047   $      -  $ 1,681   $        -  $ 3,728
Net premium
   and deferred costs           84          -      695           -       779         105          -       65            -      170
                         ---------   --------  -------  ----------  --------   ---------   --------  -------   ----------  -------
Total amortized cost of
   mortgage securities       1,736          -    7,391           -     9,127       2,152          -    1,746            -    3,898
Gross unrealized loss           (2)         -       (2)          -        (4)        (35)         -       (3)           -      (38)
                         ---------   --------  -------  ----------  --------   ---------   --------  -------   ----------  -------
Carrying cost of
   mortgage securities   $   1,734   $      -  $ 7,389  $        -  $  9,123   $   2,117   $      -  $ 1,743   $        -  $ 3,860
                         =========   ========  =======  ==========  ========   =========   ========  =======   ==========  =======

                FIXED RATE SUBORDINATE MORTGAGE-BACKED SECURITIES

                                            MARCH 31, 2001                                     DECEMBER 31, 2000
                         ---------------------------------------------------   ---------------------------------------------------
                         Available     Held             Collateral             Available     Held              Collateral
                           For          to                 for                   for          to                  for
                           Sale      Maturity  Trading     CMOs       Total      Sale      Maturity  Trading      CMOs      Total
Principal balance of
   mortgage securities   $  30,764   $      -   $    -  $   13,123  $ 43,887    $ 25,305   $  5,986  $ 3,921   $   13,234  $48,446
Net (discount) and
   deferred costs          (15,556)         -        -      (2,976)  (18,532)    (12,857)    (2,281)    (913)      (3,035) (19,086)
                         ---------   --------  -------  ----------  --------   ---------   --------  -------   ----------  -------
Total amortized cost of
   mortgage securities      15,208          -        -      10,147    25,355      12,448      3,705    3,008       10,199   29,360
Loan loss allowance           (478)         -        -        (294)     (772)       (595)      (105)       -         (322)  (1,022)
Gross unrealized gain          683          -        -           -       683       1,009          -       49            -    1,058
                         ---------   --------  -------  ----------  --------   ---------   --------  -------   ----------  -------
Carrying cost of
   mortgage securities   $  15,413   $      -  $     -  $    9,853  $ 25,266   $  12,862   $  3,600  $ 3,057   $    9,877  $29,396
                         =========   ========  =======  ==========  ========   =========   ========  =======   ==========  =======

                      DERIVATIVE MORTGAGE-BACKED SECURITIES

                                            MARCH 31, 2001                                      DECEMBER 31, 2000
                         ----------------------------------------------------   ---------------------------------------------------
                         Interest    Principal                                  Interest   Principal
                           Only        Only                                       Only       Only
                          Strips      Strips                                     Strips     Strips
                         Available     Held               Collateral            Available    Held               Collateral
                            for         to                   for                  for         to                    for
                           Sale      Maturity    Trading     CMOs      Total      Sale     Maturity    Trading      CMOs     Total
Principal balance of
  mortgage securities    $        -  $   1,079   $     -  $        -  $ 1,079   $       -  $   1,111   $     -  $        -  $ 1,111
Net premium (discount)
  and deferred costs          1,009       (185)        -           -      824       1,170       (194)        -           -      976
                         ----------  ---------   -------  ----------  -------   ---------  ---------   -------  ----------  -------
Total amortized cost of
  mortgage securities         1,009        894         -           -    1,903       1,170        917         -           -    2,087
Gross unrealized gain           118          -         -           -      118         380          -         -           -      380
                         ----------  ---------   -------  ----------  -------   ---------  ---------   -------  ----------  -------
Carrying cost of
  mortgage securities    $    1,127  $     894   $     -  $        -  $ 2,021   $   1,550  $     917   $     -  $        -  $ 2,467
                         ==========  =========   =======  ==========  =======   =========  =========   =======  ==========  =======

4.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                      THREE MONTHS ENDED MARCH 31
                                      2001                   2000
                                      ----                   ----
Balance, beginning of period        $    1,724            $       799
Loan loss provision                        239                    103
Sales                                     (386)                     -
Charge-offs                                (90)                    (5)
Recoveries                                   -                      -
                                    ----------            -----------
Balance, end of period              $    1,487            $       897
                                    ==========            ===========

5.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of Hanover Capital Partners Ltd. ("HCP"), a due diligence consulting firm, and HanoverTrade.com ("HTC"), an internet-based loan trading firm. These ownership interests entitle Hanover to receive 97% of the earnings or losses of HCP and HTC.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                  2001              2000
                                                                  ----              ----
REVENUES:
  Due diligence fees                                             $ 1,359           $ 1,542
  Mortgage sales and servicing                                         2                12
  Assignment fees                                                    166               171
  Loan brokering and other income                                      4                 7
  Net interest income on mortgage securities                           -               315
                                                                 -------           -------
       Total revenues                                              1,531             2,047
                                                                 -------           -------
EXPENSES:
  Personnel expense                                                1,229             1,479
  General and administrative expense                                  60                82
  Other expenses                                                     203               169
  Interest expense                                                    10                97
  Depreciation and amortization                                       15                12
                                                                 -------           -------
       Total expenses                                              1,517             1,839
                                                                 -------           -------

INCOME  BEFORE INCOME TAXES                                           14               208
INCOME TAX PROVISION                                                  12                91
                                                                 -------           -------
NET INCOME                                                       $     2           $   117
                                                                 =======           =======

                             HANOVERTRADE.COM, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      2001              2000
                                                      ----              ----
REVENUES:
  Loan brokering and other income                   $     938         $       -
                                                    ---------         ---------
       Total revenues                                     938                 -
                                                    ---------         ---------

EXPENSES:
  Personnel expense                                       913                 -
  Occupancy expense                                        56                 -
  Network and technology expense                          116                 9
  Professional fees                                        41                 4
  Travel and trade shows                                   95                 9
  General and administrative                               52                 2
  Interest expense                                         95                 -
  Depreciation and amortization expense                   271                 -
                                                    ---------         ---------
       Total expenses                                   1,639                24
                                                    ---------         ---------

(LOSS) BEFORE INCOME TAXES                               (701)              (24)
INCOME TAX (BENEFIT)                                       (1)                -
                                                    ---------         ---------
NET (LOSS)                                          $    (700)        $     (24)
                                                    =========         =========

HTC's total assets at March 31, 2001 were $3,739,000, which includes $2,474,000 of capitalized software costs, $626,000 of goodwill, and a $200,000 loan to VerticalCrossings.com, Inc. HTC's total liabilities at March 31, 2001 were $6,013,000, which includes a note payable to Hanover of $5,386,000 and intercompany payables of $395,000.

On January 24, 2001, HTC hired 18 employees of Pamex Capital Partners L.L.C. ("Pamex") and purchased all of Pamex's assets. HTC entered into employment agreements with five of the eighteen employees hired. The purchase price consisted of $850,000 in cash paid at closing plus an earn out of between $1,250,000 and $1,500,000, payable over three years in shares of Hanover. Included in the assets purchased was Pamex Securities, L.L.C., a securities broker dealer registered with the Securities Exchange Commission and the National Association of Securities Dealers. Hanover advanced funds to HTC to pay for the initial purchase price.

On March 30, 2001, HTC entered into a loan agreement with VerticalCrossings.com, Inc. (which we refer to as "Vcross"). Vcross is a world-wide web based exchange for mortgage-backed securities, asset-backed securities, and other structured securities. HTC loaned Vcross $200,000 for a 120 day term at an interest rate of 12%, and HTC agreed to lend them an additional $100,000 upon the completion of a project to integrate our technology. The loan was collateralized by all of Vcross's assets. As additional consideration for the loan, HTC received a perpetual license to use Vcross' proprietary software technology to conduct online auctions of mortgage loans. HTC also received warrants to purchase approximately 3.67% of Vcross's outstanding common stock, and it will receive warrants to purchase an additional approximately 1.33% of Vcross's outstanding common stock when it funds the final $100,000.

6. AFFILIATED PARTY TRANSACTIONS

During the first quarter of 2001, Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. The loan to HCP matures on March 31, 2002, and the loan to HTC matures on March 31, 2002. In addition, Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                                 (in thousands)

                            December 31, 2000                                              March 31, 2001
                                 Balance             Advances            Repayment             Balance
Principal Loans                $     3,279          $        -          $         -          $    3,279
HCP Loan                             1,704               1,085               (2,000)                789
HTC Loan                             2,904               2,482                    -               5,386
                               -----------          ----------          -----------          ----------
                               $     7,887          $    3,567          $    (2,000)         $    9,454
                               ===========          ==========          ===========          ==========

During the first quarter of 2001 and 2000, we recorded $45,000 and $46,000 of interest income generated from loans to the Principals, $10,000 and $97,000 of interest income from loans to HCP and $95,000 and $0 of interest income from loans to HTC.

We engaged HCP pursuant to a management agreement to provide, among other things, due diligence, asset management and administrative services. The term of the management agreement continues until December 31, 2001 with provisions for automatic renewal. Our consolidated statements of operations for the quarters ended March 31, 2001 and March 31, 2000 include management and administrative expenses of $204,000 and $222,000 relating to billings from HCP. The 2001 consolidated statement of operations also reflects a reduction in personnel expenses for salaries allocated (and billed) to HCP and HTC.

7.  REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at March 31, 2001 is summarized as follows (dollars in thousands):

                                           Dec 31,         Net         March 31,                            Type
                           Maximum          2000        (Paydown)        2001          Underlying            Of
Lender                    Borrowing        Balance       Advance        Balance        Collateral         Collateral
------                    ---------        -------       -------        -------        ----------         ----------
Lender A (committed)      $  10,000       $   3,627     $       -      $   3,627        $  11,333     Retained CMO Securities
Lender A                                        952            17            969            1,482     Mortgage Securities
Lender B                                      2,940        (2,350)           590              269     Mortgage Securities
Lender C                                      1,672        (1,672)             -                -     Mortgage Securities
Lender D                                      3,691           829          4,520            6,672     Mortgage Securities
Lender E                                      1,034             -          1,034            1,313     Mortgage Securities
Lender F                                        516            11            527              685     Mortgage Securities
Lender G                                        328           585            913            1,359     Mortgage Securities
Lender H                                          -         3,968          3,968            4,273     Mortgage Securities
                                          ---------     ---------      ---------
Total                                     $  14,760     $   1,388      $  16,148
                                          =========     =========      =========

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 28, 2002.

8. DERIVATIVE INSTRUMENTS

FAIR VALUE HEDGES

From time to time we enter into forward sales of Agency mortgage securities to manage our exposure to changes in the value of some of our mortgage securities. We call this type of hedge a "fair value hedge." Our objective in entering into these hedges is to offset gains or losses on the hedged asset with comparable losses or gains on the hedge. Generally, changes in the value of our hedged assets are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of our forward sales of agency securities. (We do not attempt to hedge changes in the credit quality of individual assets.) We calculate the expected impact that changes in interest rates and the market will have on the price of both the hedged asset and the hedge. Using this information, we determine the amount of forward sales that we need so that our expected gains or losses on assets will be offset by comparable losses or gains on the hedges. In order to monitor the risk that results from this activity, we estimate the daily gain or loss from both the hedged asset and the hedge for every business day. At the end of each quarter, we perform a statistical analysis to ensure that the daily changes in the value of the hedge are correlated to changes in the value of the hedged asset. In the three months ended March 31, 2001, we realized net losses on these hedges of $96,000. In the same period, we recognized net mark-to-market gains of $43,000 on the hedged assets. We consider the difference of $53,000 to be the amount of the hedge's ineffectiveness. This amounts is reported as a component of gain (loss) on mark to market of mortgage securities, net of associated hedge in the accompanying financial statements.

CASH FLOW HEDGES

From time to time we also buy interest rate caps when we finance fixed rate assets with floating rate reverse repurchase agreements and CMOs. We call these "cash flow hedges." Our objective in entering into these hedges is to protect our net interest margin, which represents the difference between the interest we earn on our assets and the interest we pay on the debt. Payments we receive on the interest rate caps are expected to offset increases in our interest expenses that could result from increases in interest rates. We attempt to purchase caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of our interest rate caps are indexed to LIBOR, and the hedged liabilities are also indexed to LIBOR. We did not record any gains or losses as a result of hedge ineffectiveness for these hedges in the three months ended March 31, 2001. We do not anticipate any transactions within the next twelve months that will cause us to reclassify gains or losses on these hedges. All of these hedges relate to the payment of variable interest on existing financial instruments. We currently expect that the hedged financial instruments will remain outstanding, and therefore we do not expect to discontinue these hedges.

ADOPTION OF SFAS 133

The following table summarizes the impact of adopting SFAS 133:

                                                                      Comprehensive
                                                                         income       Earnings
                                                                      -------------   --------
Gain (loss) on mark-to-market of:
   Cash flow hedges designated against floating rate borrowings          $(408)        $ --
   Cash flow hedges not designated expired in first quarter                 --           83
   Cash flow hedges designated, still outstanding                           --          (87)
   Mortgage securities transferred to trading from held-to-maturity         --           50
   Mortgage securities transferred to available-for-sale from
     held-to-maturity                                                      (44)          --
                                                                         -----         ----
Total                                                                    $(452)        $ 46
                                                                         =====         ====

Our fair value hedges as of December 31, 2000 consisted of short sales of $11.3 million of FNMA agency mortgage-backed securities. As of December 31, 2000, both the hedge and the hedged assets were carried at fair value. This treatment did not change as a result of the adoption of SFAS 133, 137 and 138.

Our cash flow hedges at December 31, 2000 consisted of five interest rate caps in effect at December 31, 2000 with an aggregate book value of $619,000 and an aggregate market value of $206,000.

Two of our cash flow hedges with an aggregate book value of $480,000 were designated as hedges for floating rate borrowings. These hedges had a fair value at January 1, 2001 of $72,000. The carrying value of these hedges was adjusted to fair value at January 1, 2001. The difference between the carrying value and the fair value of these hedges, or $408,000, was recorded as an unrealized loss, and was reported as a component of "other comprehensive income" in our financial statements for the period ended March 31, 2001. This unrealized loss is part of the effect of the adoption of SFAS 133.

Three of our cash flow hedges had been designated as hedges for floating rate borrowings that were repaid in the fourth quarter of 2000. Two of these hedges, with an aggregate book value of $40,000, expired in the first quarter of 2001. These hedges had a fair value on January 1, 2001 of $123,000. The carrying value of these hedges was adjusted to fair value at January 1, 2001. The difference between the carrying value and the fair value of these hedges, or $83,000, was recorded as a realized gain. The third cash flow hedge had an aggregate book value of $99,000 and a market value of $12,000 at January 1, 2001. The difference between the carrying value and the fair value of this hedge, or $87,000, was recorded as a realized loss. These gains and losses were reported as a component of income in our financial statements for the period ending March 31, 2001. We consider these gains and losses to be part of the effect of the adoption of SFAS 133.

On January 1, 2001, we reclassified $1,874,000 of mortgage securities from "held to maturity" to "trading" in connection with the adoption of SFAS 133. In connection with this reclassification, the carrying value of these securities was adjusted to fair value. These securities had a fair value of $1,924,000 on January 1, 2001. The $50,000 difference between the carrying value at December 31, 2000 and the fair value at January 1, 2001 was recorded as a realized gain and was recorded as part of the effect of the adoption of SFAS 133. These securities were subsequently sold on January 31, 2001 for $2,047,000, resulting in a gain on sale of $123,000. This gain is not a part of the effect of adoption of SFAS 133.

Also on January 1, 2001, we reclassified $1,725,000 of mortgage securities from "held to maturity" to "available for sale" in connection with the adoption of SFAS 133. In connection with this reclassification, the carrying value of these securities was adjusted to fair value. These securities had a fair value of $1,681,000 as of January 1, 2001. The $44,000 difference between the carrying value at December 31, 2000 and the fair value at January 1, 2001 was recorded as an unrealized loss, and was reported as a component of "other comprehensive income" in our financial statements for the period ended March 31, 2001. This loss is part of the cumulative effect of the adoption of SFAS 133.

9. STOCKHOLDERS' EQUITY

In August 2000, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1,000,000 shares of our outstanding common stock from time to time in open market transactions up to a maximum of $3,000,000. As of March 31, 2001, we have remaining authority to purchase up to 501,025 shares for not more than $137,000.

10. EARNINGS PER SHARE

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              2001                 2000
                                                              ----                 ----
INCOME:
   Net income before cumulative effect of adoption
    of SFAS 133                                           $        627          $        690
   Cumulative effect of adoption of SFAS 133                        46                     -
                                                          ------------          ------------
   NET INCOME                                             $        673          $        690
                                                          ============          ============

AVERAGE COMMON SHARES OUTSTANDING                            4,322,944             5,814,322

BASIC EARNINGS PER SHARE:
   Before cumulative effect of adoption of SFAS 133       $       0.15          $       0.12
   Cumulative effect of adoption of SFAS 133                      0.01                     -
                                                          ------------          ------------
   After cumulative effect of adoption of SFAS 133        $       0.16          $       0.12
                                                          ============          ============

DILUTIVE POTENTIAL COMMON SHARES:
   Average common shares outstanding                         4,322,944             5,814,322
   Add: Incremental shares from assumed
           conversion of  Warrants                             108,043                     -
           Incremental shares from assumed exercise
           of stock options.                                    30,736                     -
                                                          ------------          ------------
   Dilutive potential common shares                            138,779                     -

Adjusted weighted average shares outstanding                 4,461,723             5,814,322
                                                          ============          ============

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of adoption of SFAS 133       $       0.14          $       0.12
   Cumulative effect of adoption of SFAS 133                      0.01                     -
                                                          ------------          ------------
   After cumulative effect of adoption of SFAS 133        $       0.15          $       0.12
                                                          ============          ============

11. SUBSEQUENT EVENTS

On April 30, 2001 a $0.20 cash dividend was declared by the Board of Directors for the quarter ended March 31, 2001 to be paid on May 22, 2001 to stockholders of record as of May 15, 2001.

On April 20, 2001, the Board of Directors authorized us to repurchase 189,900 shares of our stock. We purchased 189,900 shares on April 25, 2001 at $7.03 per share including expenses. As a result of the repurchase, our outstanding common stock has been reduced from 4,322,944 shares as of March 31, 2001 to 4,133,044 shares as of April 25, 2001. This repurchase does not affect the Company's remaining authority to repurchase shares under the August 2000 Board of Directors authorization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded net income of $673,000 or $0.16 per share based on 4,322,944 weighted average shares of common stock outstanding for the three months ended March 31, 2001 compared to net income of $690,000 or $0.12 per share based on 5,814,322 weighted average common shares outstanding for the three months ended March 31, 2000. Total revenue for the quarter was $2,010,000 compared with $1,580,000 for the comparable quarter last year.

The first quarter 2001 net income included a gain on sale of mortgage assets of $1,125,000, and mark-to-market gains resulting from the cumulative effect of adoption of SFAS 133 of $46,000. We did not have any similar gains in the first quarter of 2000.

Our net interest income after loan loss provision declined to $1,091,000, or $0.25 per share, in 2001 from $1,381,000, or $0.24 per share, in 2000. The decline in net interest income resulted primarily from a reduction of our total investment portfolio and to a lesser extent from our decision to replace certain short-term financing with less volatile long-term securitization financing in the second quarter of 2000.

The decline in net income was offset by the reduction in average number of shares outstanding to 4,322,944 for the first quarter of 2001 from 5,814,322 for the first quarter of 2000. Since March 31, 2000, we have repurchased 1,425,980 shares of our stock. This has reduced our total stockholder's equity to $43,802,000 at March 31, 2001 from $50,783,000 at March 31, 2000. Because of the smaller equity base we have reduced our total investment portfolio to $236,008,000 at March 31, 2001 compared to $317,855,000 at March 31, 2000.

Our loan loss provision increased to $239,000 for the first quarter of this year from $103,000 last year. However, our unconsolidated subsidiary, HCP, recorded $232,000 of loan loss provision in the first quarter of 2000 and none this year. HCP owned $17,270,000 of mortgage backed securities at March 31, 2000. These were transferred to the parent REIT on July 1, 2000. HCP did not own any mortgage backed securities this year. In total (combining HCP and the parent
REIT), our loan loss provision declined as a result of the smaller overall investment portfolio.

Although our income from Hanover Capital Partners (or HCP), our consulting subsidiary, decreased to $2,000 from $114,000 for the same period last year, HCP's income last year included $315,000 of net interest income earned on subordinate mortgage-backed securities. These securities were transferred to the parent REIT on July 1, 2000. Total revenues at HCP declined to $1,531,000 from $2,047,000. Revenues from HCP's consulting and assignment businesses in the quarter ended March 31, 2001 totaled $1,349,000 compared to revenues of $1,443,000 for the comparable period in 2000. Expenses declined to $1,517,000 from $1,839,000.

Our loss from our investment in HanoverTrade.com, our internet loan trading business, increased to $679,000 compared to $24,000 for the same period last year. We formally launched HTC in October of 2000. HTC generated revenues of $938,000 in the first quarter of this year, compared to operating expenses of $1,639,000. The largest components of operating expenses at HTC are personnel expense of $913,000, depreciation and amortization of $271,000 related to our investment in our proprietary web site software, and $116,000 of network and technology expenses related to operating our website.

Operating expenses of the parent REIT for the three months ended March 31, 2001 were $706,000, compared to $980,000 last year. Personnel expenses declined $190,000, to $167,000 this year compared to $357,000 last year. The reduction in personnel expense resulted from a re-allocation of three of our most senior officers out of the REIT and into the operating subsidiaries for which they are responsible. Legal and professional fees declined $108,000, to $85,000 this year compared to $193,000 last year. Part of the decrease resulted from a reduced amount of legal expenses.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2001 was $1,330,000 compared to net interest income of $1,484,000 for 2000. The following table reflects net interest income and loan loss provision for each period (dollars in thousands):

                                                                     THREE MONTHS ENDED MARCH 31
                                                                 2001                           2000
                                                       -------------------------     -------------------------
                                                          NET           LOAN            NET            LOAN
                                                        INTEREST        LOSS          INTEREST         LOSS
                                                         INCOME       PROVISION        INCOME       PROVISION
                                                         ------       ---------        ------       ---------
Mortgage loans                                         $        2              -    $      210               -
CMO collateral                                                224     $      (69)           119     $      (48)
Agency MBS                                                    130              -            280              -
Subordinate MBS (excluding collateral for CMOs)               454           (170)           312            (55)
Derivative MBS                                                247              -            367              -
Other                                                         273              -            196              -
                                                       ----------     ----------     ----------     ----------
Total                                                  $    1,330     $     (239)    $    1,484     $     (103)
                                                       ==========     ==========     ==========     ==========

TAXABLE INCOME

Hanover's taxable income for the quarter ended March 31, 2001 is estimated at $493,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the significant book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income                                                       $    673

Recurring Adjustments:

           Loan loss provision                                             239
           Realized losses on mortgage assets                              (90)

           Tax interest and amortization on mortgage assets
                in excess of GAAP interest and amortization                (25)

           Loss on mark-to-market of mortgage securities,
                net of associated hedge                                    125

           Loss on mark-to-market of interest rate caps not
                designated as hedges                                        81

           Equity in (income) loss of unconsolidated subsidiaries
                Hanover Capital Partners                                    (2)
                HanoverTrade.com                                           679

           Other                                                           (16)

Adjustments related to first quarter transactions:

           Cumulative effect of adoption of SFAS 133                       (46)

           GAAP gain on sale                                            (1,125)
           Tax gain on sale                                                907
           Utilization of capital loss carryforward                       (907)
                                                                      --------

Estimated taxable income                                              $    493
                                                                      ========

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

LIQUIDITY

We expect to meet future short-term and long-term liquidity requirements generally from existing working capital, cash flow provided by operations, and reverse repurchase agreements. We consider our ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

We have short-term reverse repurchase financing in place against some of our mortgage-backed securities. If a significant decline in the market value of our MBS portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit may be reduced. If this happened, we might be forced to sell investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company had two committed reverse repurchase agreement lines of credit in place at March 31, 2001 and eight uncommitted lines of credit. We may enter into additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the three months ended March 31, 2000 was $392,000. Net cash used in operating activities for the three months ended March 31, 2001 was $1,731,000 compared to net income of $673,000. This figure includes a net use of cash of $850,000 resulting from the purchase of $18,531,000 of trading securities, compared to sales of $17,681,000 of trading securities. Excluding this activity, other operations used $881,000 of cash.

The most significant use of cash was a net increase in loans to HanoverTrade.com of $2,482,000, partially offset by a reduction in loans to Hanover Capital Partners of $915,000, resulting in a net use of cash for loans to related parties of $1,567,000. The advances to HanoverTrade.com were used to fund the purchase of Pamex Capital Partners LLC ($850,000), to make a loan to Vertical Crossings.Com, Inc. ($200,000), and to fund HanoverTrade's ongoing operations.

Net cash flow generated by operating activities other than changes in our trading portfolio and loans to related parties was positive $686,000, which was roughly equivalent to our net income of $673,000.

Net cash provided by investing activities amounted to $13,141,000 compared to $14,511,000 for the same period last year. The majority of cash from investing activities was generated from principal payments received on collateral for CMOs of $12,553,000, which was almost entirely offset by repayment of CMOs of $12,456,000, resulting in net principal payments to us of only $97,000 from our CMOs. We also received $914,000 of principal payments from mortgage securities we own. Proceeds from the sales of mortgage securities of $4,107,000 was offset by purchases of mortgage securities of $4,434,000.

Net cash used in financing activities totaled $11,933,000 compared to $31,023,000 last year. Excluding the repayment of CMOs discussed above, we borrowed a net $1,388,000 from our reverse repurchase lenders and used $865,000 to pay dividends.

CAPITAL RESOURCES

We regularly invest our capital in mortgage backed securities through our parent REIT, which we call Hanover. Hanover has also invested a limited amount of its capital in HanoverTrade.com (or HTC), our internet-based loan trading company. From the inception of HTC in May 1999 until March 31, 2001, we have advanced $5,386,000 in the form of loans to HTC. We believe that HTC will continue to have significant capital needs for the remainder of 2001. We are attempting to raise outside capital to address HTC's capital budget. However, if we are unable to raise outside capital on acceptable terms, we expect to continue to advance funds from Hanover to HTC for the remainder of 2001.

HTC has a limited operating history and has not been profitable to date. Although we currently expect that HTC will not need substantial capital investments after the end of 2001, there can be no assurances that HTC will generate sufficient revenues to cover its own capital costs and operating costs at that time. If future revenues are insufficient to cover such costs, HTC would require additional advances from Hanover in order to remain as a going concern.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our ability to target and acquire mortgage loans, the anticipated availability of the master reverse repurchase agreement financing, the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements, and the necessity for and availability of additional financing; our results of operations and overall financial performance; our expected dividend distributions; and our expected tax treatment. Such forward-looking statements relate to future events and our future financial performance and the condition of our industry and involve known and unknown risks, uncertainties and other important factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired assets and personnel; management of growth; the availability and terms of additional financing; entry into new markets; our dependence on effective information-systems technology; the possible decline in our ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; competition from other financial institutions, including other mortgage REITs; and the possible changes in tax and other laws applicable to REITs or in our ability to maintain compliance with such rules and continue to qualify as a REIT. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 2001 we used certain derivative financial instruments (for purposes other than trading) as hedges for our investment portfolio.

From time to time we enter into forward sales of Agency mortgage securities to manage our exposure to changes in the value of our mortgage securities. We generally close out the hedge position when we sell the related security.

At March 31, 2001 we had forward commitments to sell $7,450,000 million (par value) of Agency mortgage securities that had not yet settled. These forward sales were entered into to hedge the net interest margin between approximately $11,853,000 investment in rated subordinate mortgage-backed securities and the financing associated with these securities.

The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market yield of the hedged asset (fixed rate mortgage securities) will increase. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain should offset a corresponding decline in the net interest margin of the hedged assets. Conversely, if interest rates decrease, the market yield of the hedged asset will generally decrease. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a corresponding increase in net interest margin of the hedged assets. To mitigate interest rate risk an effective matching of Agency securities with the hedged assets needs to be monitored closely. Senior management continually monitors the changes in weighted average duration and coupons of the hedged net interest margin and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

We also enter into interest rate caps to manage our interest rate exposure on certain reverse repurchase agreement financing and floating rate CMOs. We call these cash flow hedges. The cost of these interest rate caps is amortized over the life of the interest rate cap and is reflected as a portion of interest expense in the consolidated statement of operations. Changes in the value of these interest rate caps are reflected in other comprehensive income and result in an increase or decrease in our stockholders' equity.

We have one interest rate cap that we purchased as a hedge for floating rate borrowings that have since been repaid. Changes in the value of this interest rate cap are reflected in earnings.

At March 31, 2001 we had the following interest rate caps in effect (dollars in thousands):

NOTIONAL AMOUNT         INDEX            STRIKE %                  MATURITY DATE
--------------------------------------------------------------------------------
  $ 11,000          3 Month LIBOR         7.695%                   October, 2003
    50,000          1 Month LIBOR         7.25%                     August, 2002
    25,000          1 Month LIBOR         7.75%                     August, 2004
  --------
  $ 86,000

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

We have floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At March 31, 2001, we had a total of $12,521,000 of floating rate reverse repurchase financing compared to a $24,536,000 investment in fixed rate mortgage-backed securities, and $3,627,000 of floating rate reverse repurchase financing against an $11,333,000 investment in retained CMO securities. We have attempted to hedge this exposure by using the rate caps and short sales of agency mortgage backed securities described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. We generally attempt to hedge these changes through the short sale of mortgage securities, described above.

Prepayment Risk

Interest income on the mortgage loan and mortgage securities portfolio can also be negatively affected by prepayments on mortgage loan pools or MBS purchased at a premium and positively impacted by prepayments on mortgage loan pools or MBS purchased at a discount. We assign an anticipated prepayment speed to each mortgage pool and MBS at the time of purchase and record the appropriate amortization of the premium or discount over the estimated life of the mortgage loan pool or MBS. To the extent the actual prepayment speeds vary significantly from the anticipated prepayment speeds for an extended period of time, we will adjust the anticipated prepayment speeds and amortization of the premium or discount accordingly. This will negatively (in the case of accelerated amortization of premiums or decelerated amortization of discounts) or positively (in the case of decelerated amortization of premiums or accelerated amortization of discounts) impact net interest income.

Delinquency and Default Risk

Increases in delinquency rates and defaults by borrowers on their mortgages can also negatively impact our net interest income. We monitor delinquencies and defaults in our mortgage loan portfolio in three categories: government, conventional and uninsured. We adjust our loan loss provision policy and non-interest accrual policy in accordance with changes in the delinquency and default trends.

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $135,766,000 investment in fixed rate mortgage loans, $63,603,000 adjustable rate mortgage loans and $9,853,000 of mortgage securities at March 31, 2001. The primary financing for this asset category is the CMOs of $197,889,000 and to a much lesser extent repo agreements of $3,627,000. The repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the repo agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. These caps have a remaining notional balance of $75 million at March 31, 2001.

Mortgage Securities

At March 31, 2001 we owned fixed rate Agency and subordinate mortgage securities and interest only and principal only mortgage securities with an aggregate carrying value of $36,410,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings
           From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information

           On April 20, 2001, the Board of Directors authorized us to repurchase 189,900 shares of our stock. We purchased 189,900 shares on April 25, 2001 at $7.03 per share including expenses. As a result of the repurchase, our outstanding common stock has been reduced from 4,322,944 shares as of March 31, 2001 to 4,133,044 shares as of April 25, 2001.

Item 6.    Exhibits and Reports on Form 8-K
           None


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                       By: /s/ John A. Burchett
Dated: May 14, 2001                        _________________________
                                           John A. Burchett
                                           President and Chief Executive Officer
                                           Chairman of the Board of Directors

                                       By: /s/ Thomas P. Kaplan
Dated: May 14, 2001                        _________________________
                                           Thomas P. Kaplan
                                           Chief Financial Officer