Form 10-Q
period 2001-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2001-08-14
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _________

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

                                 (212) 225-0740
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes _X_  No ___

     The registrant had 4,249,344 shares of common stock, par value $.01 per share, outstanding as of August 13, 2001.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements                                             3

          Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                              3

          Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2001 and 2000        4

          Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 2001                    5

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2001 and 2000                  6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      22

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               25
Item 2.   Changes in Securities and Use of Proceeds                       25
Item 3.   Defaults Upon Senior Securities                                 25
Item 4.   Submission of Matters to a Vote of Security Holders             25
Item 5.   Other Information                                               25
Item 6.   Exhibits and Reports on Form 8-K                                25

          Signatures                                                      26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   JUNE 30     DECEMBER 31
                                                                     2001          2000
                                                                 -----------   -----------
                                                                 (unaudited)
ASSETS
Mortgage loans:
  Held for sale                                                    $    225      $    230
  Collateral for CMOs                                               184,033       212,017
Mortgage securities pledged as collateral
  for reverse repurchase agreements:
  Available for sale                                                  8,174        11,785
  Held to maturity                                                       --         1,384
  Trading                                                             7,618         1,743
Mortgage securities pledged as collateral for CMOs                    9,867         9,877
Mortgage securities, not pledged:
  Available for sale                                                  5,780         4,744
  Held to maturity                                                      865         3,133
  Trading                                                                --         3,057
Cash and cash equivalents                                             9,979         9,958
Accrued interest receivable                                           2,157         2,466
Equity investments
  Hanover Capital Partners Ltd.                                       1,778         1,765
  HanoverTrade.com, Inc.                                             (3,092)       (1,526)
Notes receivable from related parties                                10,688         7,887
Due from related parties                                                551           237
Other receivables                                                       251           911
Prepaid expenses and other assets                                     2,460         3,140
                                                                   --------      --------
    TOTAL ASSETS                                                   $241,334      $272,808
                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                      $ 13,282      $ 14,760
CMO borrowings                                                      182,753       210,374
Accrued interest payable                                              1,532         1,796
Dividends payable                                                        --           865
Accrued expenses and other liabilities                                1,125           989
                                                                   --------      --------
    TOTAL LIABILITIES                                               198,692       228,784
                                                                   --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
  -0- shares issued and outstanding                                      --            --
Common stock, par value $.01, 90 million shares authorized,
  4,149,710 and 4,322,944 shares outstanding at June 30, 2001
  and December 31, 2000, respectively                                    41            43
Additional paid-in-capital                                           67,290        68,546
Retained earnings (deficit)                                         (25,199)      (25,737)
Accumulated other comprehensive income                                  510         1,172
                                                                   --------      --------
TOTAL STOCKHOLDERS' EQUITY                                           42,642        44,024
                                                                   --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $241,334      $272,808
                                                                   ========      ========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30                JUNE 30
                                                           2001       2000       2001       2000
                                                          ------     ------    --------    -------

REVENUES:
  Interest income                                         $5,327     $6,466    $ 10,805    $13,140
  Interest expense                                         3,653      5,041       7,801     10,231
                                                          ------     ------    --------    -------
    Net interest income                                    1,674      1,425       3,004      2,909
  Loan loss provision                                        204         99         443        202
                                                          ------     ------    --------    -------
    Net interest income after loan loss provision          1,470      1,326       2,561      2,707
  Gain on sale of mortgage assets                            728         --       1,853         --
  Gain on mark to market of mortgage
    securities, net of associated hedge                      144        316          18        515
  Gain (loss) on mark to market of interest rate caps
    not designated as hedges                                  10         --         (70)        --
                                                          ------     ------    --------    -------
      Total revenue                                        2,352      1,642       4,362      3,222

EXPENSES:
  Personnel                                                  170        341         337        697
  Management and administrative                              192        218         396        441
  Legal and professional                                     191        127         276        319
  Financing/commitment fees                                   55        115         153        178
  Other                                                      172        158         324        304
                                                          ------     ------    --------    -------
      Total expenses                                         780        959       1,486      1,939
                                                          ------     ------    --------    -------

      Operating income                                     1,572        683       2,876      1,283

Equity in income/(loss) of unconsolidated subsidiaries

  Hanover Capital Partners Ltd.                               10         98          12        211
  HanoverTrade.com, Inc.                                    (886)       (46)     (1,565)       (69)
                                                          ------     ------    --------    -------

Income before cumulative effect of adoption of SFAS 133      696        735       1,323      1,425
Cumulative effect of adoption of SFAS 133                     --         --          46         --
                                                          ------     ------    --------    -------

NET INCOME                                                $  696     $  735    $  1,369    $ 1,425
                                                          ======     ======    ========    =======

BASIC EARNINGS PER SHARE:
  Before cumulative effect of adoption of SFAS 133        $ 0.17     $ 0.14    $   0.31    $  0.26
  Cumulative effect of adoption of SFAS 133                   --         --        0.01         --
                                                          ------     ------    --------    -------
  After cumulative effect of adoption of SFAS 133         $ 0.17     $ 0.14    $   0.32    $  0.26
                                                          ======     ======    ========    =======

DILUTED EARNINGS PER SHARE
  Before cumulative effect of adoption of SFAS 133        $ 0.16     $ 0.14    $   0.30    $  0.26
  Cumulative effect of adoption of SFAS 133                   --         --        0.01         --
                                                          ------     ------    --------    -------
  After cumulative effect of adoption of SFAS 133         $ 0.16     $ 0.14    $   0.31    $  0.26
                                                          ======     ======    ========    =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                        (in thousands except share data)
                                   (unaudited)


                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                               COMMON STOCK     ADDITIONAL     COMPRE-     RETAINED      COMPRE-
                                          -------------------    PAID-IN       HENSIVE     EARNINGS      HENSIVE
                                           SHARES      AMOUNT    CAPITAL    INCOME (LOSS)  (DEFICIT)  INCOME (LOSS)    TOTAL
                                          ---------    ------   ----------  -------------  ---------  -------------   -------
Balance,
December 31, 2000                         4,322,944      $43     $68,546                   $(25,737)     $1,172       $44,024

Repurchase of common stock                 (189,900)      (2)     (1,333)                                              (1,335)
Exercise of options                          16,666                   77                                                   77

Comprehensive income:
   Net income                                                                  $1,369         1,369                     1,369
   Other comprehensive income (loss):
     Change in net unrealized
       gain (loss) on securities
       available for sale                                                        (339)                     (339)         (339)
     Change in net unrealized gain
       (loss) on interest rate caps
       designated as hedges                                                       129                       129           129
     Unrealized cumulative effect
       of adoption of SFAS 133                                                   (452)                     (452)         (452)
                                                                               ------

   Comprehensive income                                                        $  707
                                                                               ======
Dividends declared                                                                             (831)                     (831)
                                          ---------      ---     -------                   --------      ------       -------

Balance, June 30, 2001                    4,149,710      $41     $67,290                   $(25,199)     $  510       $42,642
                                          =========      ===     =======                   ========      ======       =======


                 See notes to consolidated financial statements

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30
                                                                       2001         2000
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  1,369     $  1,425
    Adjustments to reconcile net income to net
      cash (used in) operating activities:
    Amortization of net premium and discount                              170          460
    Amortization of original issue discount from CMOs                     (53)          --
    Loan loss provision                                                   443          202
    (Gain) on sale of mortgage assets                                  (1,853)          --
    (Gain) on mark to market of mortgage assets for SFAS 133              (50)          --
    (Gain) on mark to market of mortgage assets                          (167)        (515)
    Purchase of trading securities                                    (45,061)          --
    Sales of trading securities                                        43,447           --
    Equity in (income) loss of unconsolidated subsidiaries              1,553         (142)
    Decrease in accrued interest receivable                               309          227
    (Increase) in loans to related parties                             (2,801)      (3,283)
    (Increase) decrease in due from related parties                      (314)         143
    (Increase) decrease in other receivables                              660         (125)
    (Increase) decrease in prepaid expenses and other assets              680       (1,553)
    Increase in CMO discount                                               --        1,069
    Change in other comprehensive (loss) resulting from change in
       other assets                                                      (280)          --
    (Decrease) in accrued interest payable                               (264)        (428)
    (Decrease) in due to related party                                     --          (88)
    Increase in accrued expenses and other liabilities                    136           25
                                                                     --------     --------
          Net cash (used in) operating activities                      (2,076)      (2,583)
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage securities available for sale                 (4,433)          --
    Principal payments received on mortgage securities                  1,772        3,888
    Principal payments received on collateral for CMOs                 27,768       26,350
    (Increase) decrease in mortgage loans                                   5         (101)
    Proceeds from sale of mortgage securities available for sale        8,984           --
                                                                     --------     --------
          Net cash provided by investing activities                    34,096       30,137
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) reverse repurchase agreements                   (1,478)     (22,318)
    Net borrowing from CMOs and mortgage backed bonds                      --       11,209
    Net repayment of CMOs                                             (27,568)     (26,103)
    Payment of dividends                                               (1,695)      (1,273)
    Repurchase of common stock                                         (1,335)      (4,047)
    Exercise of stock options                                              77           --
                                                                     --------     --------
          Net cash (used in) financing activities                     (31,999)     (42,532)
                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       21      (14,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,958       18,022
                                                                     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  9,979     $  3,044
                                                                     ========     ========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
Cash paid during the period for:
         Income taxes:                                               $      6     $      4
                                                                     ========     ========
         Interest                                                    $    601     $  1,725
                                                                     ========     ========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2001. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

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

In September 2000, the Financial Accounting Standards Board issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We adopted the collateral and disclosure provisions of SFAS 140 as of and for the year ended December 31, 2000, and we adopted the remaining provisions of SFAS 140 during the quarter ended June 30, 2001. The adoption of the remaining provisions did not have an effect on our financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. At June 30, 2001 Hanover's affiliate HanoverTrade.com, Inc. ("HTC") had recorded goodwill of $631,000, net of amortization on its balance sheet. HTC recognized goodwill amortization expense of $13,000 and $27,000, respectively, in its statements of operations for the three and six month periods ended June 30, 2001.

2. MORTGAGE LOANS

At June 30, 2001 we had $225,000 of mortgage loans designated as "held for sale." No mortgage loans were designated as held to maturity and $184,033,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of our single-family mortgage loan pools held for sale which are reflected at the lower of cost or market value (dollars in thousands):

                                             JUNE 30, 2001             DECEMBER 31, 2000
                                      -------------------------   ---------------------------
                                      Fixed  Adjustable           Fixed   Adjustable
                                      Rate      Rate      Total   Rate       Rate       Total
                                      -----  ----------   -----   -----   ----------    -----
Principal amount of mortgage loans    $ 30      $195      $225    $ 31       $199       $230
Net premium and deferred cost           --        --        --      --         --         --
Loan loss allowance                     --        --        --      --         --         --
                                      ----      ----      ----    ----       ----       ----
Carrying cost of mortgage loans       $ 30      $195      $225    $ 31       $199       $230
                                      ====      ====      ====    ====       ====       ====

COLLATERAL FOR CMOS

The following table summarizes our single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                 JUNE 30, 2001                      DECEMBER 31, 2000
                                      ---------------------------------     --------------------------------
                                        Fixed     Adjustable                  Fixed    Adjustable
                                        Rate         Rate       Total         Rate        Rate        Total
                                      --------    ----------   --------     --------   ----------    --------

Principal amount of mortgage loans    $124,769     $58,461     $183,230     $140,867     $70,059     $210,926
Net premium (discount)
     and deferred costs                  1,692        (147)       1,545        1,952        (159)       1,793
Loan loss allowance                       (519)       (223)        (742)        (489)       (213)        (702)
                                      --------     -------     --------     --------     -------     --------
Carrying cost of mortgage loans       $125,942     $58,091     $184,033     $142,330     $69,687     $212,017
                                      ========     =======     ========     ========     =======     ========

3. MORTGAGE SECURITIES

The following tables summarize certain information about our mortgage-backed securities (dollars in thousands):

                                                     FIXED RATE AGENCY MORTGAGE-BACKED SECURITIES

                                             JUNE 30, 2001                                DECEMBER 31, 2000
                            ----------------------------------------------  ------------------------------------------------
                            Available   Held             Collateral         Available     Held            Collateral
                              For        to                 for               for          to                for
                              Sale    Maturity  Trading    CMOs      Total    Sale      Maturity  Trading    CMOs      Total
                            --------  --------  -------  ---------- ------  ---------   --------  ------- ----------  ------
Principal balance of
  mortgage securities        $1,474     $--     $7,127      $--     $8,601     $2,047     $--      $1,681      $--    $3,728
Net premium
  and deferred costs             75      --        497       --        572        105      --          65       --       170
                             ------     ---     ------      ---     ------     ------     ---      ------      ---    ------
Total amortized cost of
  mortgage securities         1,549      --      7,624       --      9,173      2,152      --       1,746       --     3,898
Gross unrealized loss            (2)     --         (6)      --         (8)       (35)     --          (3)      --       (38)
                             ------     ---     ------      ---     ------     ------     ---      ------      ---    ------
Carrying cost of
  mortgage securities        $1,547     $--     $7,618      $--     $9,165     $2,117     $--      $1,743      $--    $3,860
                             ======     ===     ======      ===     ======     ======     ===      ======      ===    ======


                                                FIXED RATE SUBORDINATE MORTGAGE-BACKED SECURITIES

                                             JUNE 30, 2001                                DECEMBER 31, 2000
                            ----------------------------------------------  ------------------------------------------------
                            Available   Held             Collateral         Available     Held            Collateral
                              For        to                 for               for          to                for
                              Sale    Maturity  Trading    CMOs      Total    Sale      Maturity  Trading    CMOs      Total
                            --------  --------  -------  ---------- ------- ---------   -------- -------- ----------  ------
Principal balance of
  mortgage securities       $ 22,417    $--       $--     $13,069   $35,486  $ 25,305   $ 5,986  $  3,921  $13,234    $48,446
Net (discount) and
  deferred costs             (11,434)                      (2,878)  (14,312)  (12,857)   (2,281)     (913)  (3,035)   (19,086)
                            --------    ---       ---     -------   -------  --------   -------  --------  -------    -------
Total amortized cost of
  mortgage securities         10,983     --        --      10,191    21,174    12,448     3,705     3,008   10,199     29,360
Loan loss allowance             (387)    --        --        (324)     (711)     (595)     (105)       --     (322)    (1,022)
Gross unrealized gain            564     --        --          --       564     1,009        --        49       --      1,058
                            --------    ---       ---     -------   -------  --------   -------  --------  -------    -------
Carrying cost of
  mortgage securities       $ 11,160    $--       $--     $ 9,867   $21,027  $ 12,862   $ 3,600  $  3,057  $ 9,877    $29,396
                            ========    ===       ===     =======   =======  ========   =======  ========  =======    =======

                                                     DERIVATIVE MORTGAGE-BACKED SECURITIES

                                        JUNE 30, 2001                                       DECEMBER 31, 2000
                          -----------------------------------------------  -------------------------------------------------
                          Interest   Principal                             Interest   Principal
                            Only       Only                                  Only       Only
                           Strips     Strips                                Strips     Strips
                          Available    Held             Collateral         Available    Held              Collateral
                             for        to                 for               for         to                   for
                            Sale     Maturity  Trading     CMOs     Total    Sale     Maturity   Trading      CMOs    Total
                          ---------  --------  -------  ----------  -----  ---------  ---------  -------  ----------  ------

Principal balance of
  mortgage securities     $   --     $1,043     $--        $--      $1,043   $   --   $ 1,111     $--         $--     $1,111
Net premium (discount)
  and deferred costs         876       (178)     --         --         698    1,170      (194)     --          --        976
                          ------     ------     ---        ---      ------   ------   -------     ---         ---     ------
Total amortized cost of
  mortgage securities        876        865      --         --       1,741    1,170       917      --          --      2,087
Gross unrealized gain        371         --      --         --         371      380        --      --          --        380
                          ------     ------     ---        ---      ------   ------   -------     ---         ---     ------
Carrying cost of
  mortgage securities     $1,247     $  865     $--        $--      $2,112   $1,550   $   917     $--         $--     $2,467
                          ======     ======     ===        ===      ======   ======   =======     ===         ===     ======

4.  LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                      SIX MONTHS ENDED
                                          JUNE 30
                                     2001         2000
                                    ------        ----

Balance, beginning of period        $1,724        $799
Loan loss provision                    443         203
Sales                                 (607)          -
Charge-offs                           (108)        (47)
Recoveries                              --          --
                                    ------        ----
Balance, end of period              $1,452        $955
                                    ======        ====

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

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                    JUNE 30            JUNE 30
                                                2001       2000     2001      2000
                                               ------     ------   ------    ------
REVENUES:
  Due diligence fees                           $1,227     $1,742   $2,585    $3,284
  Mortgage sales and servicing                      3          6        5        18
  Assignment fees                                 201        102      367       273
  Loan brokering and other income                   4         28        8        35
  Net interest income on mortgage securities       --        373       --       688
                                               ------     ------   ------    ------
       Total revenues                           1,435      2,251    2,965     4,298
                                               ------     ------   ------    ------
EXPENSES:
  Personnel expense                             1,081      1,587    2,309     3,066
  General and administrative expense               90         88      150       170
  Other expenses                                  213        252      416       421
  Interest expense                                 17        121       27       218
  Depreciation and amortization                    14         14       29        26
                                               ------     ------   ------    ------
       Total expenses                           1,415      2,062    2,931     3,901
                                               ------     ------   ------    ------

INCOME  BEFORE INCOME TAXES                        20        189       34       397
INCOME TAX PROVISION                               10         88       22       179
                                               ------     ------   ------    ------
NET INCOME                                     $   10     $  101   $   12    $  218
                                               ======     ======   ======    ======

                             HANOVERTRADE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                           2001         2000      2001       2000
                                          -------       ----     -------     ----
REVENUES:
  Loan brokering and other income         $   827       $ --     $ 1,765     $ --
                                          -------       ----     -------     ----
       Total revenues                         827         --       1,765       --
                                          -------       ----     -------     ----

EXPENSES:
  Personnel expense                           955         --       1,869       --
  Occupancy expense                            79         --         135       --
  Network and technology expense              103         24         219       34
  Professional fees                            63          8         105       12
  Travel and trade shows                       97          6         195       16
  General and administrative                   65          1         111        3
  Interest expense                            104          7         198        7
  Depreciation and amortization expense       274         --         544       --
                                          -------       ----     -------     ----
       Total expenses                       1,740         46       3,376       72
                                          -------       ----     -------     ----
(LOSS) BEFORE INCOME TAXES                   (913)       (46)     (1,611)     (72)
INCOME TAX PROVISION                            1         --           1       --
                                          -------       ----     -------     ----
NET (LOSS)                                $  (914)      $(46)    $(1,612)    $(72)
                                          =======       ====     =======     ====

HTC's total assets at June 30, 2001 were $3,707,000, which includes $2,304,000 of capitalized software costs, $631,000 of goodwill, and a $200,000 loan to VerticalCrossings.com, Inc. HTC's total liabilities at June 30, 2001 were $6,893,000, which includes a note payable to Hanover of $6,170,000, which matures on March 31, 2002, and intercompany payables of $344,000. The Company established a valuation allowance for the full amount of the income tax benefit resulting from net operating losses.

The maturity date of the $200,000 loan to VerticalCrossing.com, Inc has been extended until September 25, 2001.

6. AFFILIATED PARTY TRANSACTIONS

During the second quarter of 2001, Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. The loans to HCP and HTC mature on March 31, 2002. In addition, Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                                 (in thousands)

                         March 31, 2001                             June 30, 2001
                            Balance      Advances      Repayment       Balance
                         --------------  --------      ---------    -------------
Principal Loans             $3,279        $    -         $   -         $ 3,279
HCP Loan                       789           750          (300)          1,239
HTC Loan                     5,386           784             -           6,170
                            ------        ------         -----         -------
                            $9,454        $1,534         $(300)        $10,688
                            ======        ======         =====         =======

During the second quarters of 2001 and 2000, we recorded $46,000 and $46,000, respectively, of interest income generated from loans to the Principals, $17,000 and $121,000, respectively, of interest income from loans to HCP and $110,000 and $7,000, respectively, of interest income from loans to HTC.

Hanover engaged HCP pursuant to a management agreement to provide, among other things, due diligence, asset management and administrative services. The term of the management agreement continues until December 31, 2001 with provisions for automatic renewal. Our consolidated statements of operations for the quarters ended June 30, 2001 and June 30, 2000 include management and administrative expenses of $163,000 and $191,000, respectively, relating to billings from HCP. The 2001 consolidated statement of operations also reflects a reduction in personnel expenses for salaries allocated (and billed) to HCP and HTC.

7. REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at June 30, 2001 is summarized as follows (dollars in thousands):

                                 March 31,       Net      June 30,                    Type
                       Maximum     2001      (Paydown)      2001      Underlying       Of
Lender                Borrowing   Balance     Advance     Balance     Collateral   Collateral
------                ---------  ---------   --------     --------    ----------   ----------
Lender A (committed)  $ 10,000   $  3,627    $ (1,570)    $ 2,057      $11,146     Retained CMO
                                                                                   Securities
Lender A                              969        (969)          -            -     Mortgage Securities
Lender B                              590        (590)          -            -     Mortgage Securities
Lender C                                -       6,643       6,643        9,165     Mortgage Securities
Lender D                            4,520      (1,660)      2,860        4,258     Mortgage Securities
Lender E                            1,034      (1,034)          -            -     Mortgage Securities
Lender F                              527         (47)        480          674     Mortgage Securities
Lender G                              913        (350)        563          984     Mortgage Securities
Lender H                            3,968      (3,289)        679          711     Mortgage Securities
                                 --------    ---------    -------      -------
Total                            $ 16,148    $ (2,866)    $13,282      $26,938
                                 ========    =========    =======      =======

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 28, 2002.

8. DERIVATIVE INSTRUMENTS

FAIR VALUE HEDGES

From time to time we enter into forward sales of Agency mortgage securities to manage our exposure to changes in the value of some of our mortgage securities. We call this type of hedge a "fair value hedge." Our objective in entering into these hedges is to offset gains or losses on the hedged asset with comparable losses or gains on the hedge. Generally, changes in the value of our hedged assets are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of our forward sales of agency securities. (We do not attempt to hedge changes in the credit quality of individual assets.) We calculate the expected impact that changes in interest rates and the market will have on the price of both the hedged asset and the hedge. Using this information, we determine the amount of forward sales that we need so that our expected gains or losses on assets will be offset by comparable losses or gains on the hedges. In order to monitor the risk that results from this activity, we estimate the daily gain or loss from both the hedged asset and the hedge for every business day. At the end of each quarter, we perform a statistical analysis to ensure that the daily changes in the value of the hedge are correlated to changes in the value of the hedged asset. In the three months ended June 30, 2001, we realized net gains on these hedges of $7,000. In the same period, we recognized net mark-to-market gains of $23,000 on the hedged assets. We consider the mismatch of $30,000 to be the amount of the hedge's ineffectiveness. This amount is reported as a component of gain (loss) on mark to market of mortgage securities, net of associated hedge in the accompanying financial statements.

CASH FLOW HEDGES

From time to time we also buy interest rate caps when we finance fixed rate assets with floating rate reverse repurchase agreements and CMOs. We call these "cash flow hedges." Our objective in entering into these hedges is to protect our net interest margin, which represents the difference between the interest we earn on our assets and the interest we pay on the debt. Payments we receive on the interest rate caps are expected to offset increases in our interest expenses that could result from increases in interest rates. We attempt to purchase caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of our interest rate caps are indexed to LIBOR, and the hedged liabilities are also indexed to LIBOR. We did not record any gains or losses as a result of hedge ineffectiveness for these hedges in the three months ended June 30, 2001. We do not anticipate any transactions within the next twelve months that will cause us to reclassify gains or losses on these hedges. All of these hedges relate to the payment of variable interest on existing financial instruments. We currently expect that the hedged financial instruments will remain outstanding, and therefore we do not expect to discontinue these hedges.

9. STOCKHOLDERS' EQUITY

In August 2000, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1,000,000 shares of our outstanding common stock from time to time in open market transactions up to a maximum of $3,000,000. As of June 30, 2001, we have remaining authority to purchase up to 501,025 shares for not more than $137,000.

On April 20, 2001, our Board of Directors authorized the repurchase of 189,900 shares of our common stock. We purchased 189,900 shares on April 25, 2001 at $7.03 per share including expenses. As a result of the repurchase, our outstanding common stock was reduced from 4,322,944 shares as of March 31, 2001 to 4,133,044 shares as of April 25, 2001. This repurchase does not affect the Company's remaining authority to repurchase shares under the August 2000 Board of Directors authorization.

10. EARNINGS PER SHARE

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                                   2001          2000          2001          2000
                                                ----------    ----------    ----------    ----------
INCOME:
  Net income before cumulative effect of
    Adoption of SFAS 133                        $      696    $      735    $    1,323    $    1,425
  Cumulative effect of adoption of SFAS 133             --            --            46            --
                                                ----------    ----------    ----------    ----------
    NET INCOME                                  $      696    $      735    $    1,369    $    1,425
                                                ==========    ==========    ==========    ==========
AVERAGE COMMON SHARES OUTSTANDING                4,191,735     5,404,957     4,256,977     5,570,844

BASIC EARNINGS PER SHARE:
  Before cumulative effect of adoption
    of SFAS 133                                 $     0.17    $     0.14    $     0.31    $     0.26
  Cumulative effect of adoption of SFAS 133             --            --          0.01            --
                                                ----------    ----------    ----------    ----------
  After cumulative effect of adoption
    of SFAS 133                                 $     0.17    $     0.14    $     0.32    $     0.26
                                                ==========    ==========    ==========    ==========

DILUTIVE POTENTIAL COMMON SHARES:
  Average common shares outstanding              4,191,735     5,404,957     4,256,977     5,570,844
  Add: Incremental shares from assumed
       Conversion of  Warrants                     132,952         3,381       121,643            --
       Incremental shares from assumed
         exercise of stock options                  53,171            --        39,456            --
                                                ----------    ----------    ----------    ----------
  Dilutive potential common shares                 186,123         3,381       161,099            --
                                                ----------    ----------    ----------    ----------

Adjusted weighted average shares outstanding     4,377,858     5,408,338     4,418,076     5,570,844
                                                ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE:
  Before cumulative effect of adoption
    of SFAS 133                                 $     0.16    $     0.14    $     0.30    $     0.26
  Cumulative effect of adoption of SFAS 133             --            --          0.01            --
                                                ----------    ----------    ----------    ----------
                                                $     0.16    $     0.14    $     0.31    $     0.26
                                                ==========    ==========    ==========    ==========


11. SUBSEQUENT EVENTS

On July 30, 2001 a $0.20 cash dividend was declared by the Board of Directors for the quarter ended June 30, 2001 to be paid on August 21, 2001 to stockholders of record as of August 14, 2001.

On June 20, 2001, the holder of a warrant notified us of its intent to exercise its right to convert its warrant into newly issued shares of our common stock in a cashless transaction. The warrant entitled the holder to purchase 299,999 shares of our common stock at an exercise price of $4.00 per share. As permitted by the cashless exercise terms of the warrant, the holder requested that we withhold 163,265 shares to pay for the exercise price in lieu of collecting the exercise price in cash. This entitled the warrant holder to receive 136,734 shares of our common stock without payment of a cash exercise price upon surrender of the warrant. We issued the holder the 136,734 shares on July 11, 2001 and cancelled the warrant. Total Stockholders Equity will increase by $546,936 as a result of this warrant exercise.

On August 1, 2001, Hanover agreed to invest in a closed-end investment fund to invest in sub-performing and non-performing mortgage loans. The fund's assets will be managed by Hanover Capital Partners LTD pursuant to an asset management agreement. The fund expects to purchase, service, manage and liquidate non-performing assets in the fifty states. At the initial closing, institutional investors (including Hanover) committed a total of $18.5 million of capital to the fund. Of the total, Hanover committed to provide $5.82 million, and institutional investors not affiliated with Hanover committed to provide the balance.

On August 7, 2001, our Board of Directors authorized us to repurchase 60,000 shares of our common stock. We purchased 57,000 shares of our common stock on August 13, 2001 at $7.03 per share including expenses for a total of $400,710. As a result of the repurchase, our outstanding common stock has been reduced to 4,249,344 shares as of August 13, 2001. This repurchase does not affect Hanover's remaining authority to repurchase shares under the August 2000 Board of Directors authorization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income decreased $39,000, or 5.3%, to $696,000 for the three months ended June 30, 2001, from $735,000 for the same period in 2000. Net income for the six months ended June 30, 2001 decreased $56,000, or 3.9%, to $1,369,000, from $1,425,000 for the same period in 2000. Net income per share increased $0.03, or 21.4%, to $0.17 per share based on 4,191,735 weighted average shares of common stock outstanding for the three months ended June 30, 2001, from $0.14 per share based on 5,404,957 weighted average common shares outstanding for the same period in 2000. Net income per share increased $0.05, or 19.2%, to $0.31 per share based on 4,256,977 weighted average shares for the six months ended June 30, 2001, from $0.26 per share based on 5,570,844 weighted average shares for the six months ended June 30, 2000. Total revenue increased $1,140,000, or 35.4%, to $4,362,000 for the first half of 2001 compared to $3,222,000 for the first half of 2000.

The results for the three and six months ended June 30, 2001 included a gain on sale of mortgage assets of $728,000 and $1,853,000, respectively. There was no gain on sale in the first half of 2000. The 2001 results also include mark-to-market gains of $144,000 and $18,000 for the three and six month periods ended June 30, 2001, respectively, compared to mark-to-market gains of $316,000 and $515,000, respectively, for the comparable periods last year. In the six months ended June 30, 2001, we recorded gains from the cumulative effect of adoption of SFAS 133 of $46,000. We did not have any similar gains in 2000.

Our net interest income after loan-loss provision increased $144,000 or 10.9%, to $1,470,000, or $0.35 per share, in the three months ended June 30, 2001 from $1,326,000, or $0.31 per share, for the same period in 2000. The increase resulted from an increase in the net interest spread between our assets and liabilities, as a result of (1) changes in market interest rates and (2) a shift in our asset portfolio composition from lower-yielding government agency mortgage backed securities to higher-yielding subordinate mortgage backed securities. The increase was partially offset by an increase in our provision for loan losses, which resulted from the increase in our portfolio of subordinate mortgage backed securities. We provide for reserves against possible credit losses on subordinate mortgage backed securities, but we do not provide for reserves on government agency guaranteed securities, known as "Agency" securities.

For the six months ended June 30, 2001, our net interest income after loan loss provision decreased $146,000 or 5.4%, to $2,561,000, or $0.60 per share, from $2,707,000, or $0.49 per share, for the same period in 2000. The decrease resulted primarily from a reduction of our total investment portfolio and to a lesser extent from our decision to replace certain short-term financing with less volatile long-term securitization financing in the second quarter of 2000.

Earnings per share for the six months ended June 30, 2001 were impacted by the decline in net income. However, this was offset by the reduction in average number of shares outstanding to 4,256,977 for the first half of 2001 from 5,570,844 for the first half of 2000. Since June 30, 2000, we have repurchased 775,910 shares of our common stock. This has reduced our total stockholder's equity to $42,642,000 at June 30, 2001 from $47,097,000 at June 30, 2000.

Our loan-loss provision increased $105,000, or 106%, to $204,000 for the quarter ended June 30, 2001 from $99,000 for the quarter ended June 30, 2000, and increased $241,000, or 119%, to $443,000 for the six months ended June 30, 2001 from $202,000 for the same period last year However, our unconsolidated subsidiary, Hanover Capital Partners Ltd, or HCP, recorded $246,000 and $478,000 of loan loss provision, respectively, for the three and six months ended June 30, 2000 and none this year. HCP owned $20,676,000 of mortgage backed securities at June 30, 2000. These were transferred to the parent REIT on July 1, 2000. HCP has not owned any mortgage backed securities during 2001. In total (combining HCP and the parent
REIT), our loan loss provision declined as a result of the smaller overall investment portfolio.

Our income from HCP, our consulting subsidiary, decreased $88,000 or 89.8% to $10,000 three months ended June 30, 2001 from $98,000 for the three months ended June 30, 2000. Our income from HCP decreased $199,000, or 94.3%, to $12,000 for the six months ended June 30, 2001, from $211,000 for the same period last year. However, HCP's income for the three and six months ended June 30 last year included $373,000 and $688,000, respectively, of net interest income earned on subordinate mortgage-backed securities. These securities were transferred to the parent REIT on July 1, 2000.

Total revenues at HCP for the three months ended June 30,2001 declined $816,000 or 36.3% to $1,435,000 from $2,251,000 over the same period in 2000. HCP's total revenues decreased $1,333,000, or 31%, to $2,965,000 for the six months ended June 30, 2001 from $4,298,000 for the same period in 2000. Revenues from HCP's consulting and assignment businesses in the three and six months ended June 30, 2001 totaled $1,428,000 and $2,952,000 compared to revenues of $1,844,000 and
$3,557,000 for the comparable periods in 2000. Most of the decline occurred in the second quarter of 2001. The second quarter of 2000 included revenues from a single large consulting assignment as well as a number of smaller assignments. Although we had many small assignments in the second quarter of 2001 we have not had a large transaction comparable to last year's.

Expenses at HCP for the three months ended June 30, 2001 declined $647,000 or 31.4% to $1,415,000 compared to $2,062,000 for the same period in 2000. HCP's expenses decreased $970,000, or 24.9%, to $2,931,000 for the six months ended June 30, 2001 from $3,901,000 for the same period in 2000. HCP had fewer expenses because it had fewer assignments. A portion of the expense reduction is also attributable to the transfer of HCP's sales force in July, 2000 to its sister company HanoverTrade.com.

Our loss from our investment in HanoverTrade.com, or HTC, our internet loan-trading business, increased $840,000, or 1,826%, to $886,000 for the second quarter of 2001 from $46,000 for the second quarter of 2000. This loss increased $1,496,000, or 2,168%, to $1,565,000 for the six months ended June 30, 2001 from
$69,000 for the six months ended June 30, 2000.

We formally launched HTC in October of 2000. HTC generated revenues of $827,000 and $1,765,000 in the first three and six months of this year, compared to operating expenses of $1,740,000 and $3,376,000. There were no revenues in the same periods last year. The largest components of operating expenses at HTC for the three and six months ended June 30, 2001 were personnel expense of $955,000 and $1,869,000, depreciation and amortization of $274,000 and $544,000 related to our investment in our proprietary web site software, and network and technology expenses of $103,000 and $219,000 related to operating our website.

Operating expenses of the parent REIT decreased $179,000, or 18.7%, to $780,000 for the quarter ended June 30, 2001 from $959,000 for the quarter ended June 30, 2000. The REIT's operating expenses decreased $453,000, or 23.3%, to $1,486,000 for the six months ended June 30, 2001 from $1,939,000 for the same period last year. The biggest component of the decline was a reduction in personnel expense. Personnel expenses for the three and six month periods declined to $170,000 and $337,000 this year compared to $341,000 and $697,000 last year. The reduction in personnel expense resulted from a re-allocation of three of our most senior officers out of the REIT and into the operating subsidiaries, as a result of a shift in their responsibilities.

NET INTEREST INCOME (EXPENSE)

Net interest income for the three and six months ended June 30, 2001 was $1,674,000 and $3,004,000 compared to net interest income of $1,425,000 and $2,909,000 for 2000.

The following tables reflect net interest income and loan loss provision for each period (dollars in thousands):

                                          THREE MONTHS ENDED JUNE 30
                                        2001                       2000
                                 --------------------      --------------------
                                   NET        LOAN           NET         LOAN
                                 INTEREST     LOSS         INTEREST      LOSS
                                 INCOME     PROVISION      INCOME     PROVISION
                                 --------   ---------      --------   ---------

Mortgage loans                   $    8          --        $    4         --
CMO collateral                      550       $ (64)          222       $(46)
Agency MBS                           99          --           261         --
Subordinate MBS (excluding
  collateral for CMOs)              542        (140)          379        (53)
Derivative MBS                      236          --           356         --
Other                               239          --           203         --
                                 ------       -----        ------       ----
Total                            $1,674       $(204)       $1,425       $(99)
                                 ======       =====        ======       ====


                                            SIX MONTHS ENDED JUNE 30
                                        2001                       2000
                                 --------------------      --------------------
                                   NET        LOAN           NET         LOAN
                                 INTEREST     LOSS         INTEREST      LOSS
                                 INCOME     PROVISION      INCOME     PROVISION
                                 --------   ---------      --------   ---------

Mortgage loans                   $   10          --        $  214          --
CMO collateral                      774       $(134)          801       $(169)
Agency MBS                          230          --           541          --
Subordinate MBS (excluding
  collateral for CMOs)              996        (309)          228         (33)
Derivative MBS                      482          --           728          --
Other                               512          --           397          --
                                 ------       -----        ------       -----
Total                            $3,004       $(443)       $2,909       $(202)
                                 ======       =====        ======       =====

TAXABLE INCOME

Our taxable income for the quarter ended June 30, 2001 is estimated at $834,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the significant book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income                                                 $ 696

RECURRING ADJUSTMENTS:

    Loan loss provision                                           204
    Realized losses on mortgage assets                            (19)

    Tax interest and amortization on mortgage assets
         in excess of GAAP interest and amortization              (11)

    Gain on mark-to-market of mortgage securities,
         net of associated hedge                                 (144)

    Gain on mark-to-market of interest rate caps not
         designated as hedges                                     (10)

    Equity in (income) loss of unconsolidated subsidiaries
         Hanover Capital Partners                                 (10)
         HanoverTrade.com                                         886

    Other                                                         (30)

ADJUSTMENTS RELATED TO SECOND QUARTER TRANSACTIONS:

    GAAP gain on sale                                            (728)
    Tax gain on sale                                              681
    Utilization of capital loss carryforward                     (681)
                                                                -----

Estimated taxable income                                        $ 834
                                                                =====

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

We have short-term reverse repurchase financing in place against some of our mortgage-backed securities, known as "MBS". If a significant decline in the market value of our MBS portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. If this happened, we might be forced to sell investments in order to maintain liquidity. If required, these sales might need to be made at prices lower than the carrying value of such assets, which could result in losses.

We had one committed reverse repurchase agreement line of credit in place at June 30, 2001 and five uncommitted lines of credit. Our aggregate outstanding balance was $13,282,000 under all such lines of credit as of June 30, 2001. We may enter into additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the six months ended June 30, 2000 was $2,583,000. Net cash used in operating activities for the six months ended June 30, 2001 was $2,076,000 compared to net income of $1,369,000. This figure includes a net use of cash of $1,614,000 resulting from the purchase of $45,061,000 of trading securities, compared to sales of $43,447,000 of trading securities. Excluding this activity, other operations used $462,000 of cash during the six months ended June 30, 2001.

The most significant use of cash during the six months ended June 30, 2001 was a net increase in loans to HanoverTrade.com of $3,266,000, partially offset by a reduction in loans to Hanover Capital Partners of $465,000, resulting in a net use of cash for loans to related parties of $2,801,000. The advances to HanoverTrade.com were used to fund HanoverTrade's ongoing operations.

During the second quarter of 2001, Hanover advanced $784,000 to HTC, and $750,000 to HCP (of which HCP has since repaid $300,000).

Net cash provided by investing activities amounted to $34,096,000 compared to $30,317,000 for the same period last year. The majority of cash from investing activities was generated from principal payments received on collateral for CMOs of $27,768,000, which was almost entirely offset by repayment of CMOs of $27,568,000 resulting in net principal payments to us of only $200,000 from our CMOs. We also received $1,772,000 of principal payments from mortgage securities we own. Proceeds from the sales of mortgage securities of $8,984,000 was offset by purchases of mortgage securities of $4,433,000.

Net cash used in financing activities totaled $31,999,000 compared to $42,532,000 last year. Excluding the repayment of CMOs discussed above, we repaid a net $1,478,000 to our reverse repurchase lenders and used $1,695,000 to pay dividends.

On April 25, 2001, we paid an aggregate of $1,335,000 to repurchase 189,900 shares of our common stock.

CAPITAL RESOURCES

We regularly invest our capital in mortgage backed securities through our parent REIT, which we call Hanover. Hanover has also invested in HTC, its internet-based loan trading company. From the inception of HTC in May 1999 until June 30, 2001, Hanover advanced $6,170,000 in the form of loans to HTC. We believe that HTC will continue to have significant capital needs for the remainder of 2001. We are attempting to raise outside capital to address HTC's capital budget. However, if we are unable to raise outside capital on acceptable terms, we expect to continue to advance funds from Hanover to HTC for the remainder of 2001.

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

In August of 2001 Hanover agreed to invest up to $5.82 million in exchange for a minority equity interest in a closed-end fund which is expected to invest in sub-performing and non-performing residential mortgage loans. Hanover will act as the Manager of the fund. HCP will be the Asset Manager of the fund and is entitled to a fee for such services. In addition to the potential fee income, we believe this fund offers an opportunity to earn a potential return on our capital investment. However, we cannot assure you that this fund will generate positive results for the Company.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our ability to target and acquire mortgage loans, the anticipated availability of the master reverse repurchase agreement financing, the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements, and the necessity for and availability of additional financing; our results of operations and overall financial performance; our expected dividend distributions; our expectations regarding management fees to be earned by HCP; our expectations regarding returns on Hanover's investment in the closed-end fund; and our expected tax treatment. Such forward-looking statements relate to future events and our future financial performance and the condition of our industry and involve known and unknown risks, uncertainties and other important factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired assets and personnel; management of growth; the availability and terms of additional financing; entry into new markets; our dependence on effective information-systems technology; the possible decline in our ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; competition from other financial institutions, including other mortgage REITs; the performance of the new closed-end fund in which Hanover invested; proper assessment and establishment of loan-loss provisions; the continued need to fund our subsidiaries; our ability to identify and establish proper hedging mechanisms; and the possible changes in tax and other laws applicable to REITs or in our ability to maintain compliance with such rules and continue to qualify as a REIT. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2001 we used certain derivative financial instruments (for purposes other than trading) as hedges for our investment portfolio.

From time to time we enter into forward sales of Agency mortgage securities to manage our exposure to changes in the value of our mortgage securities. We generally close out the hedge position when we sell the related security.

At June 30, 2001 we had forward commitments to sell $4,100,000 million (par value) of Agency mortgage securities that had not yet settled. These forward sales were entered into to hedge the net interest margin between approximately $8,182,000 investment in rated subordinate mortgage-backed securities and the financing associated with these securities.

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

At June 30, 2001 we had the following interest rate caps in effect (dollars in thousands):

NOTIONAL AMOUNT         INDEX         STRIKE %     MATURITY DATE
---------------     -------------     --------     -------------
  $11,000           3 Month LIBOR      7.695%      October, 2003
   50,000           1 Month LIBOR      7.25%        August, 2002
   25,000           1 Month LIBOR      7.75%        August, 2004
  -------
  $86,000
  =======

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

We have floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At June 30, 2001, we had a total of $11,225,000 of floating rate reverse repurchase financing compared to a $15,792,000 investment in fixed rate mortgage-backed securities, and $2,057,000 of floating rate reverse repurchase financing against an $11,146,000 investment in retained CMO securities. We have attempted to hedge this exposure by using the rate caps and short sales of agency mortgage backed securities described above.

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $125,942,000 investment in fixed rate mortgage loans, $58,091,000 in adjustable rate mortgage loans and $9,867,000 of mortgage securities at June 30, 2001. The primary financing for this asset category is the CMOs of $182,753,000 and to a much lesser extent repurchase agreements of $2,057,000. The repurchase financing, which is indexed to LIBOR, is subject to interest rate volatility as the repurchase agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the

1999-B securitization. These caps have a remaining notional balance of $75 million at June 30, 2001.

Mortgage Securities

At June 30, 2001 we owned fixed rate Agency and subordinate mortgage securities and interest only and principal only mortgage securities with an aggregate carrying value of $22,437,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

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

Item 2.  Changes in Securities and Use of Proceeds
           Not Applicable

Item 3.  Defaults Upon Senior Securities
           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
           We held our annual meeting of stockholders on May 24, 2001. 4,322,944 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 4,153,633 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:

           (a) The following members were re-elected to our Board of Directors:

           Term Expiring in 2004    Votes For   Votes Against    Abstentions
           ---------------------    ---------   -------------    -----------

           George J. Ostendorf      4,132,393        0             21,240
           John N. Rees             4,128,843        0             24,790
           Joseph J. Freeman        4,128,843        0             24,790

           (b) The appointment of Deloitte & Touche LLP as independent auditors to audit and report on our financial statements for fiscal year 2001 was ratified by the stockholders with the following vote:

                                    Votes For   Votes Against    Abstentions
                                    ---------   -------------    -----------
                                    4,141,808       8,650           3,175

           There were no broker non-votes at the annual meeting.

Item 5.  Other Information
           None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibit 10.31.1   Amendment Number Three to the Amended and
                                 Restated Master Loan and Security Agreement dated as of March 27, 2000, among Hanover
                                 Capital Mortgage Holdings, Inc., Hanover
                                 Capital Partners, LTD and Greenwich Capital
                                 Financial Products, Inc.

           (b) Exhibit 10.35     Limited Liability Company Agreement Of HDMF-I
                                 LLC, dated as of July 11, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

Dated: August 13, 2001        By: /s/ John A. Burchett
                                 --------------------------------------
                                 John A. Burchett
                                 President and Chief Executive Officer
                                 Chairman of the Board of Directors

Dated: August 13, 2001        By: /s/ Thomas P. Kaplan
                                 --------------------------------------
                                 Thomas P. Kaplan
                                 Chief Financial Officer