Form 10-Q
period 2001-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2001-11-14
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 -Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______  to ______

Commission file number: 001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          MARYLAND                                       13-3950486
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  379 THORNALL STREET, EDISON, NEW JERSEY 08837
               (Address of principal executive offices) (Zip Code)

                 90 WEST STREET, SUITE 2210, NEW YORK, NY 10006
                                (Former Address)

                                 (732) 548-0101
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

             The registrant had 4,249,344 shares of common stock, par value $.01 per share, outstanding as of November 14, 2001.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                Page No.
Item 1.  Financial Statements                                                        3

         Consolidated Balance Sheets as of
         September 30, 2001 (unaudited) and December 31, 2000                        3

         Consolidated Statements of Operations (unaudited)
         for the Three and Nine Months Ended September 30, 2001 and 2000             4

         Consolidated Statement of Stockholders'
         Equity (unaudited) for the Nine Months Ended September 30, 2001             5

         Consolidated Statements of Cash Flows (unaudited)
         for the Nine Months Ended September  30, 2001 and 2000                      6

         Notes to Consolidated Financial Statements (unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          27

Item 2.  Changes in Securities and Use of Proceeds                                  27

Item 3.  Defaults Upon Senior Securities                                            28

Item 4.  Submission of Matters to a Vote of Security Holders                        28

Item 5.  Other Information                                                          28

Item 6.  Exhibits and Reports on Form 8-K                                           28

         Signatures                                                                 28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           SEPTEMBER 30       DECEMBER 31
                                                                               2001               2000
                                                                           ------------       -----------
                                                                           (unaudited)
ASSETS
Mortgage loans:
   Held for sale                                                            $     222          $     230
   Collateral for CMOs                                                        165,616            212,017
Mortgage securities pledged as collateral
   for reverse repurchase agreements:
   Available for sale                                                           4,923             11,785
   Held to maturity                                                                --              1,384
   Trading                                                                     11,460              1,743
Mortgage securities pledged as collateral for CMOs                              9,839              9,877
Mortgage securities, not pledged:
   Available for sale                                                           4,514              4,744
   Held to maturity                                                               811              3,133
   Trading                                                                        864              3,057
Cash and cash equivalents                                                       6,952              9,958
Accrued interest receivable                                                     1,907              2,466
Equity investments
   Hanover Capital Partners Ltd.                                                1,780              1,765
   HanoverTrade.com, Inc.                                                      (3,852)            (1,526)
Notes receivable from related parties                                          11,485              7,887
Due from related parties                                                          720                237
Other receivables                                                                 692                911
Prepaid expenses and other assets                                               1,953              3,140
                                                                            ---------          ---------
   TOTAL ASSETS                                                             $ 219,886          $ 272,808
                                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                               $   9,408          $  14,760
CMO borrowings                                                                164,584            210,374
Accrued interest payable                                                        1,364              1,796
Dividends payable                                                                  --                865
Accrued expenses and other liabilities                                          1,708                989
                                                                            ---------          ---------
   TOTAL LIABILITIES                                                          177,064            228,784
                                                                            ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
   -0- shares issued and outstanding                                               --                 --
Common stock, par value $.01, 90 million shares authorized,
   4,249,344 and 4,322,944 shares outstanding at September 30, 2001
   and December 31, 2000, respectively                                             42                 43
Additional paid-in-capital                                                     66,965             68,546
Retained earnings (deficit)                                                   (25,334)           (25,737)
Accumulated other comprehensive income                                          1,149              1,172
                                                                            ---------          ---------
   TOTAL STOCKHOLDERS' EQUITY                                                  42,822             44,024
                                                                            ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 219,886          $ 272,808
                                                                            =========          =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                                        2001            2000               2001            2000
                                                                     ---------       ---------          ---------       ---------
REVENUES:
   Interest income                                                   $   4,694       $   7,154          $  15,500       $  20,295
   Interest expense                                                      3,087           5,073             10,889          15,305
                                                                     ---------       ---------          ---------       ---------
      Net interest income                                                1,607           2,081              4,611           4,990
   Loan loss provision                                                     144             385                588             587
                                                                     ---------       ---------          ---------       ---------
      Net interest income after loan loss provision                      1,463           1,696              4,023           4,403
   Gain on sale of mortgage assets                                         500              --              2,524              --
   Gain on mark to market of mortgage
      securities, net of associated hedge                                  654              --                501             515
   Gain (loss) on mark to market of interest rate caps
      not designated as hedges                                               3              --                (68)             --
                                                                     ---------       ---------          ---------       ---------
         Total revenue                                                   2,620           1,696              6,980           4,918

EXPENSES:
   Personnel                                                               167             128                506             826
   Management and administrative                                           207             156                604             596
   Legal and professional                                                  451              97                727             388
   Financing/commitment fees                                                54               2                207             208
   Other                                                                   257             119                578             423
                                                                     ---------       ---------          ---------       ---------
         Total expenses                                                  1,136             502              2,622           2,441
                                                                     ---------       ---------          ---------       ---------

         Operating income                                                1,484           1,194              4,358           2,477

Equity in income/(loss) of unconsolidated subsidiaries

   Hanover Capital Partners Ltd.                                             2             125                 15             337
   HanoverTrade.com, Inc.                                                 (760)           (592)            (2,325)           (662)
                                                                     ---------       ---------          ---------       ---------

Income before cumulative effect of adoption of SFAS 133                    726             727              2,048           2,152
Cumulative effect of adoption of SFAS 133                                   --              --                 46              --
                                                                     ---------       ---------          ---------       ---------

NET INCOME                                                           $     726       $     727          $   2,094       $   2,152
                                                                     =========       =========          =========       =========

BASIC EARNINGS PER SHARE:
   Before cumulative effect of adoption of SFAS 133                  $    0.17       $    0.15          $    0.48       $    0.41
   Cumulative  effect of adoption of SFAS 133                               --              --               0.01              --
                                                                     ---------       ---------          ---------       ---------
   After cumulative effect of adoption of SFAS 133                   $    0.17       $    0.15          $    0.49       $    0.41
                                                                     =========       =========          =========       =========


DILUTED EARNINGS PER SHARE
   Before cumulative effect of adoption of SFAS 133                  $    0.17       $    0.15          $    0.48       $    0.40
   Cumulative effect of adoption of SFAS 133                                --              --               0.01              --
                                                                     ---------       ---------          ---------       ---------
   After cumulative effect of adoption of SFAS 133                   $    0.17       $    0.15          $    0.49       $    0.40
                                                                     =========       =========          =========       =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (in thousands except share data)
                                   (unaudited)


                                                                                                             ACCUMULATED
                                                                                                               OTHER
                                                                  ADDITIONAL       COMPRE-      RETAINED      COMPRE-
                                                COMMON STOCK       PAID-IN         HENSIVE      EARNINGS      HENSIVE
                                              SHARES     AMOUNT    CAPITAL      INCOME (LOSS)   (DEFICIT)   INCOME (LOSS)    TOTAL
                                           ----------   --------  ----------    ------------   ----------   ------------   --------
Balance,
December 31,  2000                          4,322,944   $    43   $   68,546                   $  (25,737)   $    1,172    $ 44,024

Repurchase of common stock                   (246,900)       (2)      (1,734)                                                (1,736)
Exercise of options                            36,566         0          154                                                    154
Exercise of warrants                          136,734         1           (1)                                                     0
Comprehensive income:
   Net income                                                                     $    2,094        2,094                     2,094
   Other comprehensive income (loss):
      Change in net unrealized
        gain (loss) on securities
        available for sale                                                               277                        277         277
      Change in net unrealized gain
        (loss) on interest rate caps
        designated as hedges                                                             152                        152         152
      Unrealized cumulative effect
        of adoption of SFAS 133                                                         (452)                      (452)       (452)
                                                                                  ----------
    Comprehensive income                                                           $    2,071
                                                                                  ==========
Dividends declared/paid                                                                            (1,691)                   (1,691)
                                           ----------   -------   ----------                   -----------   ----------    ---------
Balance, September 30, 2001                 4,249,344   $    42   $   66,965                   $  (25,334)   $    1,149    $ 42,822
                                           ==========   =======   ==========                   ===========   ==========    ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                        2001                 2000
                                                                                    -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $       2,094       $       2,152
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
    Amortization of net premium and discount                                                  303                 196
    Amortization of original issue discount from CMOs                                         (83)                  -
    Loan loss provision                                                                       588                 587
    (Gain) on sale of mortgage assets                                                      (2,095)                  -
    (Gain) on mark to market of mortgage assets for SFAS 133                                  (50)                  -
    (Gain) on mark to market of mortgage assets                                            (1,239)               (515)
    Equity in loss of unconsolidated subsidiaries                                           2,311                 325
    Decrease in accrued interest receivable                                                   559                  89
    (Increase) decrease in loans to related parties                                        (3,598)              2,212
    (Increase) in due from related parties                                                   (483)                (28)
    (Increase) decrease in other receivables                                                  219                (151)
    Increase in CMO discount                                                                    -               1,069
    Change in other comprehensive (loss) resulting from change in
       other assets                                                                          (256)                  -
    (Increase) decrease in prepaid expenses and other assets                                1,187              (1,716)
    (Decrease) in accrued interest payable                                                   (432)               (461)
    Purchase of trading securities                                                        (95,360)                  -
    Sale of trading securities                                                             90,642                   -
    Increase (decrease) in due to related parties                                              11                 (88)
    Increase (decrease) in accrued expenses and other liabilities                             708                (640)
                                                                                    -------------       --------------
         Net cash provided by (used in) operating activities                               (4,974)              3,031
                                                                                    -------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage assets available for sale                                         (4,433)            (19,524)
    Principal payments received on collateral for mortgage backed bonds                    46,063              41,336
    Principal payments received on mortgage securities                                      3,474               5,666
    Decrease in mortgage loans                                                                  8                  19
    Proceeds from sale of mortgage securities available for sale                           12,051                   -
                                                                                    -------------       -------------
         Net cash provided by investing activities                                         57,163              27,497
                                                                                    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment to) reverse repurchase agreements                                       (5,352)             (9,229)
    Net repayment of CMOs                                                                 (45,707)            (29,830)
    Payment of dividends                                                                   (2,556)             (1,956)
    Repurchase of common stock                                                             (1,734)             (4,462)
    Exercise of stock options                                                                 154                   -
                                                                                    -------------       -------------
         Net cash (used in) financing activities                                          (55,195)            (45,477)
                                                                                   --------------      --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (3,006)            (14,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              9,958              18,022
                                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       6,952       $       3,073
                                                                                    =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                                    $          14       $          13
                                                                                    =============       =============
    Interest                                                                        $         862       $       2,498
                                                                                    =============       =============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Cashless exercise of 1 warrant in exchange for
  136,731 shares of common stock                                                    $           1       $           -
                                                                                    =============       =============


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 2001. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have an impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has determined that this statement will not have an impact on its consolidated financial position or results of operations.

2. MORTGAGE LOANS

At September 30, 2001 we had $222,000 of mortgage loans designated as "held for sale." No mortgage loans were designated as held to maturity and $165,616,000 of mortgage loans were held as collateralized mortgage obligation ("CMO") collateral.

HELD FOR SALE

The following table summarizes certain characteristics of our single-family mortgage loan pools held for sale which are reflected at the lower of cost or market value (dollars in thousands):

                                                      SEPTEMBER 30, 2001                         DECEMBER 31, 2000
                                               ------------------------------            -------------------------------
                                                Fixed    Adjustable                       Fixed      Adjustable
                                                Rate        Rate       Total              Rate          Rate       Total
                                               ------    ----------   -------            ------      ----------   ------
Principal amount of mortgage loans             $   29      $  193     $   222            $   31       $   199     $  230
Net premium and deferred cost                       -           -           -                 -             -          -
Loan loss allowance                                 -           -           -                 -             -          -
                                               ------      ------     -------            ------       -------     ------
Carrying cost of mortgage loans                $   29      $  193     $   222            $   31       $   199     $  230
                                               ======      ======     =======            ======       =======     ======

COLLATERAL FOR CMOS

The following table summarizes our single-family fixed and adjustable rate mortgage loan pools held as CMO collateral (dollars in thousands):

                                                       SEPTEMBER 30, 2001                         DECEMBER 31, 2000
                                           ---------------------------------------    ----------------------------------------
                                             Fixed        Adjustable                    Fixed        Adjustable
                                             Rate            Rate          Total        Rate            Rate           Total
                                           ---------      ---------      ---------    ---------      ---------       ---------
Principal amount of mortgage loans         $ 114,604       $ 50,376      $ 164,980    $ 140,867       $ 70,059       $ 210,926
Net premium (discount)
     and deferred costs                        1,566           (167)         1,399        1,952           (159)          1,793
Loan loss allowance                             (540)          (223)          (763)        (489)          (213)           (702)
                                           ---------       --------      ---------    ---------       --------       ---------
Carrying cost of mortgage loans            $ 115,630       $ 49,986      $ 165,616    $ 142,330       $ 69,687       $ 212,017
                                           =========       ========      =========    =========       ========       =========

3. MORTGAGE SECURITIES

The following tables summarize certain information about our mortgage-backed securities (dollars in thousands):

                  FIXED RATE AGENCY MORTGAGE-BACKED SECURITIES

                                             SEPTEMBER 30, 2001                                   DECEMBER 31, 2000
                             --------------------------------------------------  --------------------------------------------------
                             Available    Held              Collateral           Available     Held              Collateral
                                For        to                  for                  for         to                  for
                               Sale     Maturity  Trading      CMOs      Total      Sale     Maturity  Trading      CMOs      Total
                             ---------  --------  -------   ----------  -------  ---------   --------  -------   ----------  ------
Principal balance of
    mortgage securities      $   1,464  $     --  $ 8,463   $      --   $ 9,927  $   2,047   $     --  $ 1,681   $       --  $3,728
Net premium
    and deferred costs              75        --      742          --       817        105         --       65           --     170
                             ---------  --------  -------   ---------   -------  ---------   --------  -------   ----------  ------
Total amortized cost of
    mortgage securities          1,539        --    9,205          --    10,744      2,152         --    1,746           --   3,898
Gross unrealized loss               54        --       (5)         --        49        (35)        --       (3)          --     (38)
                             ---------  --------  -------   ---------   -------  ---------   --------  -------   ----------  ------
Carrying cost of
    mortgage securities      $   1,593  $     --  $ 9,200   $      --   $10,793  $   2,117   $     --  $ 1,743   $       --  $3,860
                             =========  ========  =======   =========   =======  =========   ========  =======   ==========  ======

                FIXED RATE SUBORDINATE MORTGAGE-BACKED SECURITIES

                                            SEPTEMBER 30, 2001                                   DECEMBER 31, 2000
                            --------------------------------------------------   --------------------------------------------------
                            Available     Held             Collateral            Available   Held               Collateral
                               for         to                 for                  for        to                   for
                              Sale      Maturity  Trading     CMOs      Total      Sale     Maturity  Trading      CMOs      Total
                            ---------   --------  -------  ----------  -------   ---------  --------  -------   ----------  -------
Principal balance of
    mortgage securities     $  12,882   $     --  $ 4,184   $ 13,013   $30,079   $ 25,305   $ 5,986   $ 3,921    $ 13,234   $48,446
Net (discount) and
    deferred costs             (6,813)        --   (1,662)    (2,824)  (11,299)   (12,857)   (2,281)     (913)     (3,035)  (19,086)
                            ---------   --------  -------   --------   -------   --------   -------   -------    --------   -------
Total amortized cost of
    mortgage securities         6,069         --    2,522     10,189    18,780     12,448     3,705     3,008      10,199    29,360
Loan loss allowance              (382)        --       --       (350)     (732)      (595)     (105)       --        (322)   (1,022)
Gross unrealized gain           1,076         --      602         --     1,678      1,009        --        49          --     1,058
                            ---------   --------  -------   --------   -------   --------   -------   -------    --------   -------
Carrying cost of
    mortgage securities     $   6,763   $     --  $ 3,124   $  9,839   $19,726   $ 12,862   $ 3,600   $ 3,057    $  9,877   $29,396
                            =========   ========  =======   ========   =======   ========   =======   =======    ========   =======

                      DERIVATIVE MORTGAGE-BACKED SECURITIES

                                           SEPTEMBER 30, 2001                                      DECEMBER 31, 2000
                           ----------------------------------------------------    -------------------------------------------------
                           Interest   Principal                                    Interest   Principal
                             Only       Only                                         Only       Only
                            Strips     Strips                                       Strips     Strips
                           Available    Held                 Collateral            Available    Held              Collateral
                              for        to                     for                  for        to                   for
                             Sale     Maturity     Trading      CMOs      Total      Sale     Maturity   Trading     CMOs     Total
                           ---------  ---------   ---------  ----------  ------    ---------  --------   -------  ----------  ------
Principal balance of
    mortgage securities    $      --  $     980   $      --  $       --  $  980      $   --    $ 1,111   $    --  $       --  $1,111
Net premium (discount)
    and deferred costs           767       (169)         --          --     598       1,170       (194)       --          --     976
                           ---------  ---------   ---------  ----------  ------      ------    -------   -------  ----------  ------
Total amortized cost of
    mortgage securities          767        811          --          --   1,578       1,170        917        --          --   2,087
Gross unrealized gain            314         --          --          --     314         380         --        --          --     380
                           ---------  ---------   ---------  ----------  ------      ------    -------   -------  ----------  ------
Carrying cost of
    mortgage securities    $   1,081  $     811   $      --  $       --  $1,892      $1,550    $   917   $    --  $       --  $2,467
                           =========  =========   =========  ==========  ======      ======    =======   =======  ==========  ======

4. LOAN LOSS ALLOWANCE

The provision for loan loss charged to expense is based upon actual credit loss experience and management's estimate and evaluation of potential losses in the existing mortgage loan and mortgage securities portfolio, including the evaluation of impaired loans. The following table summarizes the activity in the loan loss allowance for the following periods (dollars in thousands):

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          2001        2000
                                                        --------     ------
Balance, beginning of period                            $  1,724     $  799
Loan loss provision                                          588        587
Transfers                                                     --        729
Sales                                                       (695)        --
Charge-offs                                                 (122)       (70)
Recoveries                                                    --          3
                                                        --------     ------
Balance, end of period                                  $  1,495     $2,048
                                                        ========     ======

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

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                         2001          2000              2001          2000
                                                        ------        ------            ------        ------
REVENUES:
  Due diligence fees                                    $1,779        $1,742            $4,364        $5,025
  Mortgage sales and servicing                               2             8                 7            25
  Assignment fees                                          219           135               587           408
  Loan brokering and other income                            3            41                11            77
  Net interest income on mortgage securities                --           441                --           688
  Gain on sales of mortgage securities                      --            --                --           440
                                                        ------        ------            ------        ------
       Total revenues                                    2,003         2,367             4,969         6,663
                                                        ------        ------            ------        ------
EXPENSES:
  Personnel expense                                      1,647         1,566             3,957         4,631
  General and administrative expense                        62            71               212           241
  Other expenses                                           254           195               670           616
  Interest expense                                          18            26                45           244
  Depreciation and amortization                             14            13                43            39
                                                        ------        ------            ------        ------
       Total expenses                                    1,995         1,871             4,927         5,771
                                                        ------        ------            ------        ------

INCOME  BEFORE INCOME TAXES                                  8           496                42           892
INCOME TAX PROVISION                                         5           368                27           546
                                                        ------        ------            ------        ------
NET INCOME                                              $    3        $  128            $   15        $  346
                                                        ======        ======            ======        ======

                             HANOVERTRADE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30             SEPTEMBER 30
                                             2001         2000         2001         2000
                                           --------     --------     --------     --------
REVENUES:
  Loan brokering and other income          $    859     $     59     $  2,624     $     59
                                           --------     --------     --------     --------
       Total revenues                           859           59        2,624           59
                                           --------     --------     --------     --------

EXPENSES:
  Personnel expense                             918          382        2,787          382
  Occupancy expense                              86           63          221           63
  Network and technology expense                136           45          355           78
  Professional fees                              36           11          141           23
  Travel and trade shows                         54           88          248          104
  General and administrative                     47           56          158           59
  Interest expense                               92           24          290           31
  Depreciation and amortization expense         273            1          818            1
                                           --------     --------     --------     --------
       Total expenses                         1,642          670        5,018          741
                                           --------     --------     --------     --------

(LOSS) BEFORE INCOME TAXES                     (783)        (611)      (2,394)        (682)
INCOME TAX PROVISION                              1           --            2           --
                                           --------     --------     --------     --------
NET (LOSS)                                 $   (784)    $   (611)    $ (2,396)    $   (682)
                                           ========     ========     ========     ========

HTC's total assets at September 30, 2001 were $3,882,000, which includes $2,360,000 of capitalized software costs and $617,000 of goodwill. HTC's total liabilities at September 30, 2001 were $7,853,000, which includes a note payable to Hanover of $6,817,000, which matures on March 31, 2002, and intercompany payables of $504,000. The Company established a valuation allowance for the full amount of the income tax benefit resulting from net operating losses.

6. AFFILIATED PARTY TRANSACTIONS

During the third quarter of 2001, Hanover advanced funds to HCP and HTC pursuant to unsecured loan agreements. These loans to HCP and HTC bear interest at 1.00% below the prime rate. The loans to HCP and HTC mature on March 31, 2002. In addition, Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                                 (in thousands)

                   June 30, 2001                            September 30, 2001
                      Balance      Advances      Repayment        Balance
                   -------------   --------      ---------  ------------------
Principal Loans      $  3,279      $     --      $     --         $  3,279
HCP Loan                1,239           150            --            1,389
HTC Loan                6,170           647            --            6,817
                     --------      --------      --------         --------
                     $ 10,688      $    797      $     --         $ 11,485
                     ========      ========      ========         ========

During the third quarters of 2001 and 2000, Hanover recorded $46,000 and $46,000, respectively, of interest income generated from loans to the Principals, $18,000 and $26,000, respectively, of interest income from loans to HCP and $86,000 and $24,000, respectively, of interest income from loans to HTC.

Hanover engaged HCP pursuant to a management agreement to provide, among other things, due diligence, asset management and administrative services. The term of the management agreement continues until December 31, 2001 with provisions for automatic renewal. Our consolidated statements of operations for the quarters ended September 30, 2001 and September 30, 2000 include management and administrative expenses of $178,000 and $192,000, respectively, relating to billings from HCP. The 2001 consolidated statement of operations also reflects a reduction in personnel expenses for salaries allocated (and billed) to HCP and HTC.

7. REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at September 30, 2001 is summarized as follows (dollars in thousands):

                                     June 30,        Net         September 30,                             Type
                        Maximum        2001       (Paydown)          2001          Underlying               Of
Lender                 Borrowing     Balance       Advance         Balance         Collateral           Collateral
------                 ---------    ---------     ----------     ------------      ----------     -----------------------
Lender A (committed)   $  10,000    $   2,057     $     (84)     $      1,973      $  10,871      Retained CMO Securities
Lender B                                6,643        (2,439)            4,204         10,793      Mortgage Securities
Lender C                                2,860          (161)            2,698          4,813      Mortgage Securities
Lender D                                  480            53               533            777      Mortgage Securities
Lender E                                  563          (563)                -              -      Mortgage Securities
Lender F                                  679          (679)                -              -      Mortgage Securities
                                    ---------     ----------     ------------      ---------
Total                               $  13,282     $  (3,873)     $      9,408      $  27,254
                                    =========     ==========     ============      =========

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 28, 2002.

8. DERIVATIVE INSTRUMENTS

CASH FLOW HEDGES

From time to time we buy interest rate caps when we finance fixed rate assets with floating rate reverse repurchase agreements and CMOs. We call these "cash flow hedges." Our objective in entering into these hedges is to protect our net interest margin, which represents the difference between the interest we earn on our assets and the interest we pay on the debt. Payments we receive on the interest rate caps are expected to offset increases in our interest expenses that could result from increases in interest rates. We attempt to purchase caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of our interest rate caps are indexed to LIBOR, and the hedged liabilities are also indexed to LIBOR. We did not record any gains or losses as a result of hedge ineffectiveness for these hedges in the three months ended September 30, 2001. We do not anticipate any transactions within the next twelve months that will cause us to reclassify gains or losses on these hedges. All of these hedges relate to the payment of variable interest on existing financial instruments. We currently expect that the hedged financial instruments will remain outstanding, and therefore we do not expect to discontinue these hedges.

FAIR VALUE HEDGES

Prior to September 28, 2001, from time to time we entered into forward sales of government agency guaranteed securities, known as "Agency" securities to manage our exposure to changes in the valued of some of our mortgage securities classified as available for sale. We called this type of hedge a "fair value hedge." Our objective in entering into these hedges was to offset gains or losses on the hedged asset with comparable losses or gains on the hedge. Generally, changes in the value of our hedged assets were caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities also affected the value of our forward sales of agency securities. (We did not attempt to hedge changes in the credit quality of individual assets.) We calculated the expected impact that changes in interest rates and the market would have on the price of both the hedged asset and the hedge. Using this information, we determined the amount of forward sales that we needed so that our expected gains or losses on assets would be offset by comparable losses or gains on the hedges. In order to monitor the risk that results from this activity, we estimated the daily gain or loss from both the hedged asset and the hedge for every business day. At the end of each quarter, we performed a statistical analysis to ensure that the daily changes in the value of the hedge were correlated to changes in the value of the hedged asset.

On September 28, 2001, the Company elected to discontinue hedge accounting for its fair value hedges and transferred 5 securities with a carrying value of $3,124,000 from available for sale to trading. As a result of this transfer, $39,000 in previously unrealized mark to market adjustments was reflected as income. We realized net losses on these hedges of $149,000 for the quarter ended September 30, 2001. This amount is reported as a component of gain (loss) on mark to market of mortgage securities, net of associated hedge in the accompanying financial statements.

FREE STANDING DERIVATIVES

Effective September 28, 2001, from time to time we also enter into forward sales Agency securities to manage our exposure to changes in the value of securities classified as "trading securities." We consider these forward sales to be free-standing derivatives. Our objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of our trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage- backed securities will also affect the value of our forward sales of agency securities. (We do not attempt to hedge changes in the credit quality of individual assets.) We calculate the expected impact that changes in interest rates and the market will have on the price of both the trading securities and the forward sales. Using the information, we determine the amount of forward sales that we need so that our expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. We mark-to-market the gain or loss on all of our trading securities and all of our free-standing derivatives in each reporting period. This amount is reported as a component of gain (loss) on mark to market of mortgage securities, net of associated hedge in the accompanying financial statements.

9. STOCKHOLDERS' EQUITY

In August 2000, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1,000,000 shares of our outstanding common stock from time to time in open market transactions up to a maximum of $3,000,000. As of September 30, 2001, we have remaining authority to purchase up to 501,025 shares for not more than $137,000.

On August 7, 2001, our Board of Directors authorized the repurchase of 60,000 shares of our common stock. We purchased 57,000 shares on August 13, 2001 at an average price of $7.03 per share including expenses. This repurchase does not affect the Company's remaining authority to repurchase shares under the August 2000 Board of Directors authorization.

On July 11, 2001 we issued 136,734 shares of our common stock to a single investor in a private transaction exempt from registration, upon the cashless exercise of a stock purchase warrant originally issued in connection with a short-term financing agreement. The warrant entitled the holder to purchase up to 299,999 shares of our common stock at an exercise price of $4.00 per share. As permitted by the terms of the warrant, the holder requested that we withhold 163,265 shares of common stock to pay for the exercise price, in lieu of collecting the exercise price in cash.

10. EARNINGS PER SHARE

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30                SEPTEMBER 30
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------
INCOME:
   Net income before cumulative effect of
         Adoption of SFAS 133                          $      726    $      727    $    2,048    $    2,152
   Cumulative effect of adoption of SFAS 133                   --            --            46            --
                                                       ----------    ----------    ----------    ----------
   NET INCOME                                          $      726    $      727    $    2,094    $    2,152
                                                       ==========    ==========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING                       4,252,471     4,868,504     4,255,459     5,307,108

BASIC EARNINGS PER SHARE:
   Before cumulative effect of adoption
         of SFAS 133                                   $     0.17    $     0.15    $     0.48    $     0.41
   Cumulative effect of adoption of SFAS 133                   --            --          0.01            --
                                                       ----------    ----------    ----------    ----------
   After cumulative effect of adoption
         of SFAS 133                                   $     0.17    $     0.15    $     0.49    $     0.41
                                                       ==========    ==========    ==========    ==========

DILUTIVE POTENTIAL COMMON SHARES:
   Average common shares outstanding                    4,252,471     4,868,504     4,255,459     5,307,108
   Add: Incremental shares from assumed
           Conversion of  Warrants                             --        45,207            --         8,093
        Incremental shares from assumed exercise
           of stock options                                70,346         1,679        47,992            --
                                                       ----------    ----------    ----------    ----------
   Dilutive potential common shares                        70,346        46,886        47,992         8,093
                                                       ----------    ----------    ----------    ----------

Adjusted weighted average shares outstanding            4,322,817     4,915,390     4,303,451     5,315,201
                                                       ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of adoption
         of SFAS 133                                   $     0.17    $     0.15    $     0.48    $     0.40
   Cumulative effect of adoption of SFAS 133                   --            --           .01            --
                                                       ----------    ----------    ----------    ----------
   After cumulative effect of adoption
         of SFAS 133                                   $     0.17    $     0.15    $     0.49    $     0.40
                                                       ==========    ==========    ==========    ==========

11. SUBSEQUENT EVENTS

On November 9, 2001 a $0.20 cash dividend was declared by the Board of Directors for the quarter ended September 30, 2001 to be paid on December 5, 2001 to stockholders of record as of November 28, 2001.

In an effort to simplify our corporate organization and maximize shareholder value, the Board of Directors has approved an alternative structure for our subsidiaries Hanover Capital Partners ("HCP") and HanoverTrade.com ("HTC"), subject to a final analysis of the tax, accounting, and legal aspects of the plan.

The primary purpose of the new structure is to separate the investment activities of the REIT from the operating results of these subsidiaries for reporting purposes and to permit the REIT to cease funding of these subsidiaries going forward, so that the REIT's earnings and dividends would in the future reflect only the results in its investment portfolio, thus presenting a much clearer financial picture to its shareholders and the financial markets.

Under the proposed structure, the REIT would retain on interest in its HCP and HTC, allowing it to participate in any long-term growth in their value. The new structure would also include a separate management company, owned by several members of our senior management, that would manage both the REIT and the subsidiaries under a management contract. This should enable the REIT to lower its cost of operations while allowing the management company to seek additional outside asset management contracts to cover its costs.

In order to achieve these goals, we plan to contribute our current investments in HCP and HTC, plus an additional cash investment, in exchange for an interest in a new corporation, we that will own HCP and HTC. We anticipate that the REIT would not be responsible for any of the new corporation's future funding needs.

We are still investigating the tax, accounting and legal ramifications of this plan, and it is possible that the final structure could change. We cannot assure you that we will be able to accomplish a restructuring of our corporate organization that achieves all of the desired results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income decreased $1,000 or 0.2%, to $726,000 for the three months ended September 30, 2001, from $727,000 for the same period in 2000. Net income for the nine months ended September 30, 2001 decreased $58,000, or 2.7%, to $2,094,000, from $2,152,000 for the same period in 2000. Net income per share increased $0.02, or 14.3%, to $0.17 per share based on 4,252,471 weighted average shares of common stock outstanding for the three months ended September 30, 2001, from $0.15 per share based on 4,868,504 weighted average common shares outstanding for the same period in 2000. Net income per share increased $0.08, or 21.3%, to $0.49 per share based on 4,255,459 weighted average shares for the nine months ended September 30, 2001, from $0.41 per share based on 5,307,108 weighted average shares for the nine months ended September 30, 2000. Total revenue increase $924,000 or 54.5% to $2,620,000 for three months ended September 30, 2001 from $1,696,000 for the same period in 2000. Total revenue increased $2,062,000 or 41.9%, to $6,980,000 for the first nine months of 2001 compared to $4,918,000 for the first nine months of 2000.

The results for the three and nine months ended September 30, 2001 included a gain on sale of mortgage assets of $500,000 and $2,524,000, respectively. There was no gain on sale in the first nine months of 2000. The 2001 results also include mark-to-market gains of $654,000 and $501,400 for the three and nine month periods ended September 30, 2001, respectively, compared to mark-to-market gains of $0 and $515,000, respectively, for the comparable periods last year. In the nine months ended September 30, 2001, we recorded gains from the cumulative effect of adoption of SFAS 133 of $46,000. We did not have any similar gains in 2000.

Our net interest income after loan-loss provision decreased $233,000 or 13.7%, to $1,463,000, or $0.34 per share, in the three months ended September 30, 2001 from $1,696,000, or $0.35 per share, for the same period in 2000. The decrease resulted from a decrease in the net interest spread between our assets and liabilities, as a result of (1) changes in market interest rates and (2) an overall reduction in our interest earning assets. The decrease was partially offset by a decrease in our provision for loan losses, which resulted from the decrease in our portfolio of subordinate mortgage backed securities. We provide for reserves against possible credit losses on subordinate mortgage backed securities, but we do not provide for reserves on government agency guaranteed securities, known as "Agency" securities.

Our loan-loss provision decreased $241,000, or 62.5%, to $144,000 for the quarter ended September 30, 2001 from $385,000 for the quarter ended September 30, 2000, and increased $1,000, or 0.1%, to $588,000 for the nine months ended September 30, 2001 from $587,000 for the same period last year.

For the nine months ended September 30, 2001, our net interest income after loan loss provision decreased $379,000 or 8.6%, to $4,023,000 or $0.95 per share, from $4,403,000, or $0.83 per share, for the same period in 2000. The decrease resulted primarily from a reduction of our total investment portfolio and to a lesser extent from our decision to replace certain short-term financing with less volatile long-term securitization financing in the second quarter of 2000.

Earnings per share for nine months ended September 30, 2001 were adversely impacted by the decline in net income. However, this was offset by the reduction in average number of shares outstanding to 4,255,459 for the first nine months of 2001 from 5,307,108 for the first nine months of 2000. Since September 30, 2000, we have repurchased 742,830 shares of our common stock. This has reduced our total stockholder's equity to $42,822,000 at September 30, 2001 from $47,873,000 at September 30, 2000.

Our income from HCP, our consulting subsidiary, decreased $123,000 or 98.1% to $2,000 for the three months ended September 30, 2001 from $125,000 for the three months ended September 30, 2000. Our income from HCP decreased $322,000, or 95.7%, to $15,000 for the nine months ended September 30, 2001, from $337,000 for the same period last year. However, HCP's income for the three and nine months ended September 30 last year included $441,000 and $954,000, respectively, of net interest income and gain on sale of mortgage securities earned on subordinate mortgage-backed securities. These securities were transferred to the parent REIT on July 1, 2000.

Total revenues at HCP for the three months ended September 30, 2001 declined $364,000 or 15.3% to $2,003,000 from $2,367,000 over the same period in 2000.
HCP's total revenues decreased $1,694,000, or 25.4%, to $4,969,000 for the nine months ended September 30, 2001 from $6,663,000 for the same period in 2000. Revenues from HCP's consulting and assignment businesses in the three and nine months ended September 30, 2001 totaled $1,998,000 and $4,951,000, respectively, compared to revenues of $1,877,000 and $5,433,000, respectively, for the comparable periods in 2000. Most of the decline occurred in the second quarter of 2001. The second quarter of 2000 included revenues from a single large consulting assignment as well as a number of smaller assignments. Although HCP had many small assignments in 2001 it has not had a large transaction comparable to last year's.

Expenses at HCP for the three months ended September 30, 2001 increased $124,000 or 6.7% to $1,995,000 compared to $1,871,000 for the same period in 2000. HCP's expenses decreased $844,000, or 14.6%, to $4,927,000 for the nine months ended September 30, 2001 from $5,771,000 for the same period in 2000. HCP had fewer expenses because it had fewer assignments. A portion of the expense reduction is also attributable to the transfer of HCP's sales force in July, 2000 to its sister company HanoverTrade.com.

Our loss from our investment in HanoverTrade.com, or HTC, our internet loan-trading business, increased $168,000, or 28.3%, to $760,000 for the third quarter of 2001 from $592,000 for the third quarter of 2000. This loss increased $1,664,000, or 251.4%, to $2,325,000 for the nine months ended September 30, 2001 from $662,000 for the nine months ended September 30, 2000.
We formally launched HTC in October of 2000. Total revenues at HTC increased $800,000, to $859,000 for the three months ended September 30, 2001, from $59,000 for the third quarter of 2000, and increased $2,565,000, to $2,624,000 for the ninth months ended September 30, 2001, from $59,000 for the same period in 2000. Operating expenses at HTC increased $972,000, to $1,642,000 for the third quarter of 2001, from $670,000 for the third quarter of 2000, and increased $4,277,000, to $5,018,000 for the nine months ending September 30, 2001, from $741,000 for the same period in 2000. The largest components of operating expenses at HTC for the three and nine months ended September 30, 2001 were personnel expense of $918,000 and $2,787,000, respectively, depreciation and amortization of $273,000 and $818,000, respectively, related to our investment in our proprietary web site software, and network and technology expenses of $136,000 and $355,000, respectively, related to operating our website.

Operating expenses of the parent REIT increased $635,000, or 126.6%, to $1,136,000 for the quarter ended September 30, 2001 from $502,000 for the quarter ended September 30, 2000. The REIT's operating expenses increased $182,000, or 7.4%, to $2,622,000 for the nine months ended September 30, 2001 from $2,441,000 for the same period last year. The biggest component of the increase was an increase in professional fees. Professional fees for the three and nine month periods increased $354,000 and $339,000, respectively, this year compared to $97,000 and $388,000, respectively, last year. Personnel expense for the three month period increased from $128,000 in 2000 to $167,000 in 2001, due to a re-allocation of certain personnel from HCP to Hanover, but decreased over the nine month period, from $826,000 in 2000 to $506,000 in 2001, due to the re-allocation of three of our most senior officers from Hanover to HCP and HTC as a result of a shift in their responsibilities. The Company recorded a casualty loss and additional expense of $106,000 as a result of the dislocation from our New York City office on September 11, 2001.

NET INTEREST INCOME (EXPENSE)

Net interest income for the three and nine months ended September 30, 2001 was $1,607,000 and $4,611,000, respectively, compared to net interest income of $2,081,000 and $4,990,000, respectively, for 2000. The following tables reflect net interest income and loan loss provision for each period (dollars in thousands):

                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                             2001                      2000
                                                     ---------------------     ---------------------
                                                        NET        LOAN           NET        LOAN
                                                     INTEREST      LOSS        INTEREST      LOSS
                                                      INCOME     PROVISION      INCOME     PROVISION
                                                     --------    ---------     --------    ---------
Mortgage loans                                        $    4          --        $   15          --
CMO collateral                                           613       $ (58)          427       $ (77)
Agency MBS                                               228          --           440          --
Subordinate MBS (excluding collateral for CMOs)          366         (86)          710        (308)
Derivative MBS                                           209          --           378          --
Other                                                    187          --           111          --
                                                      ------       -----        ------       -----
Total                                                 $1,607       $(144)       $2,081       $(385)
                                                      ======       =====        ======       =====

                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                             2001                      2000
                                                     ---------------------      --------------------
                                                        NET        LOAN           NET        LOAN
                                                     INTEREST      LOSS        INTEREST      LOSS
                                                      INCOME     PROVISION      INCOME     PROVISION
                                                     --------    ---------     --------    ---------
Mortgage loans                                        $   14          --        $  229          --
CMO collateral                                         1,387       $(193)        1,227       $(246)
Agency MBS                                               458          --           982          --
Subordinate MBS (excluding collateral for CMOs)        1,361        (395)          938        (341)
Derivative MBS                                           691          --         1,105          --
Other                                                    700          --           509          --
                                                      ------       -----        ------       -----
Total                                                 $4,611       $(588)       $4,990       $(587)
                                                      ======       =====        ======       =====

TAXABLE INCOME

Our taxable income for the quarter ended September 30, 2001 is estimated at $439,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the significant book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income                                                  $      726

Recurring Adjustments:

    Loan loss provision                                                 144
    Realized losses on mortgage assets                                  (14)

    Tax interest and amortization on mortgage assets
         in excess of GAAP interest and amortization                     (2)

    Gain on mark-to-market of mortgage securities,
         net of associated hedge                                       (402)

    Gain on mark-to-market of interest rate caps not
         designated as hedges                                            (3)

    Equity in (income) loss of unconsolidated subsidiaries
         Hanover Capital Partners Ltd.                                   (2)
         HanoverTrade.com, Inc.                                         760

    Other                                                               (14)

Adjustments related to second quarter transactions:

    GAAP gain on sale                                                  (754)
    Tax gain on sale                                                    721
    Utilization of capital loss carryforward                           (721)
                                                                 ----------

Estimated taxable income                                         $      439
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

We had one committed reverse repurchase agreement line of credit in place at September 30, 2001 and three uncommitted lines of credit. Our aggregate outstanding balance was $9,408,000 under all such lines of credit as of September 30, 2001. We may enter into additional committed and uncommitted lines of credit in the future.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $3,031,000. Net cash used in operating activities for the nine months ended September 30, 2001 was $4,974,000 compared to net income of $2,094,000. This figure includes a net use of cash of $4,718,000 resulting from the purchase of $95,360,000 of trading securities, compared to sales of $90,642,000 of trading securities. Excluding this activity, other operations used $256,000 of cash during the nine months ended September 30, 2001.

The most significant use of cash during the nine months ended September 30, 2001 was a net increase in loans to HanoverTrade.com of $3,913,000, partially offset by payments made on loans to Hanover Capital Partners of $315,000, resulting in a net use of cash for loans to related parties of $3,598,000. The advances to HanoverTrade.com were used to fund HanoverTrade's ongoing operations.

During the third quarter of 2001, Hanover advanced $647,000 to HTC, and $150,000 to HCP.

Net cash provided by investing activities amounted to $57,163,000 compared to $27,497,000 for the same period last year. The majority of cash from investing activities was generated from principal payments received on collateral for CMOs of $46,063,000, which was almost entirely offset by repayment of CMOs of $45,707,000 resulting in net principal payments to us of only $356,000 from our CMOs. We also received $3,474,000 of principal payments from mortgage securities we own. Proceeds from the sales of mortgage securities of $12,051,000 was offset by purchases of mortgage securities of $4,433,000.

Net cash used in financing activities totaled $55,195,000 compared to $45,477,000 last year. Excluding the repayment of CMOs discussed above, we repaid a net $5,352,000 to our reverse repurchase lenders and used $2,556,000 to pay dividends.

On August 13, 2001, we paid an aggregate of $400,710 to repurchase 57,000 shares of our common stock.

CAPITAL RESOURCES

We regularly invest our capital in mortgage backed securities through our parent REIT, which we call Hanover. Hanover has also invested in HTC, its internet-based loan trading company. From the inception of HTC in May 1999 until September 30, 2001, Hanover advanced $6,817,000 in the form of loans to HTC. We believe that HTC will continue to have significant capital needs for the remainder of 2001. We are attempting to raise outside capital to address HTC's capital budget. However, if we are unable to raise outside capital on acceptable terms, we expect to continue to advance funds from Hanover to HTC for the remainder of 2001.

HTC has a limited operating history and has not been profitable to date. Although we currently expect that HTC will not need substantial capital investments after the end of 2001, there can be no assurances that HTC will generate sufficient revenues to cover its own capital costs and operating costs at that time. If future revenues are insufficient to cover such costs, HTC would require additional advances from Hanover in order to continue as a going concern.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our ability to target and acquire mortgage loans, the anticipated availability of the master reverse repurchase agreement financing, the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements, and the necessity for and availability of additional financing; our results of operations and overall financial performance; our expected dividend distributions; the anticipated effect of changes in accounting rules; our ability to simplify our corporate organization and maximize shareholder value by reconstructing our subsidiaries; our ability to successfully complete any such restructuring on the terms described herein or on terms that would otherwise achieve our goals, which include lowering our cost of operations and separating those subsidiaries from our financial reporting in order to present a clearer picture of our investment portfolio, while maintaining our ability to participate in long-term growth of those subsidiaries; our expectation regarding the future capital needs of our subsidiaries; estimates of our taxable income; the appropriateness and impact of our hedging strategies; our expectations regarding management fees to be earned by HCP; our expectations regarding returns on Hanover's investment in the closed-end fund; and our expected tax treatment. Such forward-looking statements relate to future events and our future financial performance and the condition of our industry and involve known and unknown risks, uncertainties and other important factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired assets and personnel; management of growth; the availability and terms of additional financing; entry into new markets; our dependence on effective information-systems technology; the possible decline in our ability to locate and acquire mortgage loans; the possible adverse effect of changing economic conditions including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; competition from other financial institutions, including other mortgage REITs; the performance of the new closed-end fund in which Hanover invested; our ability to successfully complete a restructuring of our subsidiaries that meets all tax, accounting, legal and other parameters required to meet our goals for such restructuring; proper assessment and establishment of loan-loss provisions; the continued need to fund our subsidiaries; our ability to identify and establish proper hedging mechanisms; and the possible changes in tax and other laws applicable to REITs or in our ability to maintain compliance with such rules and continue to qualify as a REIT. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2001 we used certain derivative financial instruments (for purposes other than trading) as hedges for our investment portfolio.

From time to time we enter into forward sales of Agency mortgage securities to manage our exposure to changes in the value of our mortgage securities. We generally close out the hedge position when we sell the related security.

At September 30, 2001 we had forward commitments to sell $3,240,000 million (par value) of Agency mortgage securities that had not yet settled. These forward sales were entered into to hedge the net interest margin between approximately $3,124,000 investment in rated subordinate mortgage-backed securities and the financing associated with these securities.

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

At September 30, 2001 we had the following interest rate caps in effect (dollars in thousands):

        NOTIONAL AMOUNT           INDEX           STRIKE %       MATURITY DATE
--------------------------------------------------------------------------------
          $    11,000         3 Month LIBOR        7.695%        October, 2003
               30,000         1 Month LIBOR        7.25%          August, 2002
               20,000         1 Month LIBOR        7.75%          August, 2004
          -----------
          $    61,000
          ===========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

We have floating rate reverse repurchase financing for certain fixed-rate mortgage backed securities. At September 30, 2001, we had a total of $7,435,000 of floating rate reverse repurchase financing compared to a $16,383,000 investment in fixed rate mortgage-backed securities, and $1,973,000 of floating rate reverse repurchase financing against an $10,871,000 investment in retained CMO securities. We have attempted to hedge this exposure by using the rate caps and short sales of Agency mortgage backed securities described above.

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

Securitized Mortgage Loan Assets

With respect to the match funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $115,630,000 investment in fixed rate mortgage loans, $49,986,000 in adjustable rate mortgage loans and $9,839,000 of mortgage securities at September 30, 2001. The primary financing for this asset category is the CMOs of $164,584,000 and to a much lesser extent repurchase agreements of $1,973,000. The repurchase financing, which is indexed to LIBOR, is subject to interest rate volatility as the repurchase agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. These caps have a remaining notional balance of $50 million at September 30, 2001.

Mortgage Securities

At September 30, 2001 we owned fixed rate Agency and subordinate mortgage securities and interest only and principal only mortgage securities with an aggregate carrying value of $22,572,000. The coupon interest rates on the fixed rate mortgage securities would not be affected by changes in interest rates. The interest only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rate coupon mortgage loans paid off more rapidly than lower rate coupon mortgage loans.

PART II.  OTHER INFORMATION

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

Item 2.      Changes in Securities and Use of Proceeds

                     WARRANT EXERCISE

                     On July 11, 2001 we issued 136,734 shares of our common stock to a single investor in a private transaction exempt from registration [under Section 4(2) of the Securities Act of 1933, as amended], upon the cashless exercise of a stock purchase warrant originally issued in connection with a short-term financing agreement. The warrant entitled the holder to purchase up to 299,999 shares of our common stock at an exercise price of $4.00 per share. As permitted by the terms of the warrant, the holder requested that we withhold 163,265 shares of common stock to pay for the exercise price, in lieu of collecting the exercise price in cash.

                     OPTION PLANS

                     We have from time to time granted stock options to purchase shares of our common stock pursuant to our 1997 Executive and Non-Employee Director Stock Option Plan (the "1997 Plan") and our 1999 Equity Incentive Plan (the "1999 Plan"). Option grants under the 1997 Plan were exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and/or pursuant to Section 4(2) of the Securities Act. Option grants under the 1999 Plan were exempt from registration pursuant to Section 4(2) of the Securities Act. The following table summarizes information regarding these option grants:


                                                                        Aggregate Number
                                                                        of Shares of
                                                                        Common Stock
                                                                        Underlying          Weighted
                                                                        Options at the      Average
                     Time Period                Class of Grantees       Time of Grant       Exercise Price      Plan
                     -----------                -----------------       ----------------    --------------    ---------
                     September 1997             Employees and Officers     323,324            $15.373         1997 Plan
                     First Quarter of 1998      Employees and Officers       4,000             17.035         1997 Plan
                     July 1999                  Employees and Officers     282,750              4.625         1999 Plan
                     May 2000                   Employees and Officers     282,210              3.875         1999 Plan

                     Options granted under our 1997 Plan vest upon our attainment of specified performance goals. None of these goals have been met to date, so no options granted under the 1997 Plan have vested. Options granted under the 1997 Plan could vest in part or in full if such goals are met before the end of September 2002.

                     Options granted under our 1999 Plan typically vest evenly over three years, such that the option is fully exercisable three years after it was granted.

                     Some of the options granted under our 1999 Plan have been exercised recently. The issuance of shares of our common stock pursuant to these exercises was exempt from registration pursuant to Section 4(2) of the Securities Act. The following table summarizes information regarding these exercises:

                                                                          Aggregate Number
                                                  Class of Person         of Shares of            Weighted Average
                     Time Period                  Exercising              Common Stock Issued     Exercise Price
                     -----------                  ---------------         -------------------     ----------------
                     Second Quarter of 2001       Employees and Officers  16,666                   $ 4.625
                     Third Quarter of 2001        Employees and Officers  19,900                     3.875

Item 3.      Defaults Upon Senior Securities

                     Not Applicable

Item 4.      Submission of Matter to a Vote of Security Holders

                     Not Applicable

Item 5.      Other Information

                     In an effort to simplify our corporate organization and maximize shareholder value, the Board of Directors has approved an alternative structure for our subsidiaries Hanover Capital Partners ("HCP") and HanoverTrade.com ("HTC"), subject to a final analysis of the tax, accounting, and legal aspects of the plan.

                     The primary purpose of the new structure is to separate the investment activities of the REIT from the operating results of these subsidiaries for reporting purposes and to permit the REIT to cease funding of these subsidiaries going forward, so that the REIT's earnings and dividends would in the future reflect only the results in its investment portfolio, thus presenting a much clearer financial picture to its shareholders and the financial markets.

                     Under the proposed structure, the REIT would retain on interest in HCP and HTC, allowing it to participate in any long-term growth in their value. The new structure would also include a separate management company, owned by several members of our senior management, that would manage both the REIT and the subsidiaries under a management contract. This should enable the REIT to lower its cost of operations while allowing the management company to seek additional outside asset management contracts to cover its costs.

                     In order to achieve these goals, we plan to contribute our current investments in HCP and HTC, plus an additional cash investment, in exchange for an interest in a new corporation that will own HCP and HTC. We anticipate that the REIT would be responsible for any of the new corporation's future funding needs.

                     We are still investigating the tax, accounting and legal ramifications of this plan, and it is possible that the final structure could change. We cannot assure you that we will be able to accomplish a restructuring of our corporate organization that achieves all of the desired results.

Item 6.      Exhibits and Reports on Form 8-K

                     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                     By:       /s/ John A. Burchett
Dated:  November 14, 2001                  ------------------------------------
                                                   John A. Burchett
                                                   President and Chief
                                                   Executive Officer
                                                   Chairman of the Board of
                                                   Directors

                                     By:       /s/ Thomas P. Kaplan
Dated:  November 14, 2001                  ------------------------------------
                                                   Thomas P. Kaplan
                                                   Chief Financial Officer