Form 10-K
period 2001-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2002-04-01
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

                                       OR

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

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

                                 (732) 548-0101
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Common Stock, $.01 Par Value per Share - American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

      The aggregate market value of common stock held by nonaffiliates of the registrant as of March 28, 2002 was approximately $37,407,678 (based on closing sales price of $8.65 per share of common stock as reported for the American Stock Exchange on March 28, 2002).

      The registrant had 4,324,587 shares of common stock outstanding as of March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of registrant's fiscal year, are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      INDEX

PART I                                                                      PAGE
                                                                            ----
Item 1.  Business.........................................................     3

Item 2.  Properties.......................................................    17

Item 3.  Legal Proceedings................................................    17

Item 4.  Submission of Matters to a Vote of Security Holders..............    17

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................    18

Item 6.  Selected Financial Data..........................................    20

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    21

Item 7a. Quantitative and Qualitative Disclosure About Market Risk........    36

Item 8.  Financial Statements and Supplementary Data......................    38

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................    38

PART III

Item 10. Directors and Executive Officers of the Registrant...............    39

Item 11. Executive Compensation...........................................    39

Item 12. Security Ownership of Certain Beneficial Owners and Management...    39

Item 13. Certain Relationships and Related Transactions...................    39

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..    40

Signatures................................................................    41

                                     PART I

ITEM 1: BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risk and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

GENERAL

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT") pursuant to the Internal Revenue Code of 1986, as amended (the "Code"), formed to operate as a specialty finance company. Hanover has two primary unconsolidated subsidiaries: Hanover Capital Partners Ltd. ("HCP") and HanoverTrade.com, Inc. ("HTC"). When we refer to the "Company," we mean Hanover together with its consolidated and unconsolidated subsidiaries.

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HTC. The principal business strategy of Hanover is to manage investments in mortgage-backed securities ("MBS") and mortgage loans. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities and to generate fee income through HCP and HTC.

The Company's principal executive offices are located at 379 Thornall Street, Edison, New Jersey 08837.

RESTRUCTURE

During the third quarter of 2001, we announced our intentions to simplify our corporate organization though an alternative structure for our operating subsidiaries, HanoverTrade.com, Inc. and Hanover Capital Partners Ltd. The primary purpose of the new structure is to separate the investment activities of Hanover from the operating results of these subsidiaries and to independently fund these subsidiaries on a go-forward basis. As planned and if the restructuring is implemented, Hanover's earnings and dividends would reflect only the results of its investment portfolio, thus presenting a much clearer financial picture to its shareholders and the financial markets.

The structure under consideration would include a separate management company, owned by several members of our senior management, that would manage both the REIT and the subsidiaries under a management contract. This should enable Hanover to lower its cost of operations while allowing the management company to seek additional outside asset management contracts to cover its costs.

Implementation of the restructuring has been delayed as we continue to investigate the tax, accounting and legal ramifications of the plan and consider other various alternatives. It is possible that the final structure could change. In addition, we cannot assure you when or whether we will be able to accomplish a restructuring of our corporate organization that achieves our objectives.

MORTGAGE LOANS AND MORTGAGE SECURITIES

General

Hanover's primary business is investing in MBS which are secured by single-family mortgage loans. Hanover generally targets so-called "subordinate" MBS. The subordinate MBS bear all of the credit losses on the related pool of mortgage loans. Because of this feature, these securities are generally rated below investment grade by the major statistical rating organizations, such as Moody's Investors Service, Standard & Poor's Ratings Group or Fitch Investor Service.

Hanover has in the past invested directly in mortgage loans on its own behalf. Hanover has issued MBS collateralized by these loans, and has retained the subordinate securities from these transactions. Although Hanover no longer invests a substantial portion of its own funds in mortgage loans, Hanover formed an investment partnership, HDMF-I LLC, ("HDMF-I"), in 2001 to invest in sub- and non-performing mortgage loans. Although Hanover is a minority investor in this fund, Hanover is the founding member of HDMF-I and HCP is the asset manager. The fund provides a means for Hanover to leverage its expertise in this market sector by allowing HCP to earn an asset management fee and by allowing Hanover to invest in the fund.

Hanover has committed to provide approximately $5,820,000 of investment capital to HDMF-I for investment in sub- and non-performing mortgage loans.

The Company believes that its sales and due diligence organization and its mortgage industry expertise give it certain advantages over other mortgage market participants. The Company acquires subordinate MBS that bear the credit risk of specific mortgage loan pools. The Company uses its due diligence organization and industry expertise to analyze the credit risk characteristics of these mortgage loan pools and to price these securities efficiently. The investment partnership uses the Company's sales organization to source investments.

Trends and Recent Developments

Purchase and Sale of Subordinate MBS. Prior to 1999, the Company had primarily invested its funds in mortgage whole loans, which were subsequently securitized. When the mortgage whole loans were securitized, the Company retained a subordinate interest in the loans. These subordinate interests are referred to as subordinate MBS. Other issuers also create subordinate MBS, and these subordinate MBS trade in organized markets. The market for subordinate MBS changed dramatically at the end of 1998 and in early 1999, resulting in a substantial buying opportunity for the Company. The pricing shifts experienced in early 1999 have remained consistent to date. As a result of the change in relative pricing, the Company found that it could purchase subordinate MBS created by third party securitizers at very attractive yields. Additionally, the Company's costs to acquire subordinate MBS created by other issuers is substantially lower than the cost of creating its own subordinate MBS. As a result of the continued evolution of the mortgage loan and MBS markets in which the Company operates, market conditions in 1999 dictated a shift in the Company's strategy of acquiring mortgage loans and MBS, as compared to 1997 and 1998. Whereas the Company had previously focused primarily on acquiring seasoned mortgage loans, commencing in 1999, the Company focused primarily on acquiring subordinate MBS with characteristics similar to the subordinate MBS that the Company created in its securitizations.

As a result of these changes in the market, the Company took advantage of the new market conditions by curtailing its purchase of mortgage whole loans and purchasing existing MBS instead. In 2001, the Company purchased fifteen subordinate MBS with an aggregate principal balance of $16,429,000 at a net purchase price of $8,565,000. During 2001, the Company sold thirty-nine subordinate MBS with an aggregate principal balance of $34,620,000 at a net sales price of $21,259,000. The sale of subordinate MBS during 2001 was primarily in response to market conditions and, to a lesser extent, asset performance. The Company's principal business strategy is to invest in MBS and to a lesser extent mortgage loans and to earn net interest income on these investments. The sale of subordinate MBS should not be expected to be a recurring source of income for the Company.

During 2001, the Company purchased MBS issued by agencies of the Federal Government ("Agency") with an aggregate principal balance of $125,846,000 at a net purchase price of $138,406,000. During 2001, the Company sold Agency MBS with an aggregate principal balance of $98,327,000 at a net sales price of $109,270,000.

Portfolio Composition

At December 31, 2001, Hanover had invested $164,113,000 or 71.5% of Hanover's total assets in single-family mortgage loans classified as held for sale and collateral for collateralized mortgage obligations ("CMOs"), and $41,343,000 or 18.0% of its total assets in single-family MBS classified as available for sale, held to maturity or trading. The composition of mortgage loans and mortgage securities is described in detail in Notes 3 and 4 to the Company's audited consolidated financial statements included in this Annual Report on Form 10-K.

In 2001, the Company experienced $149,000 of mortgage loan losses on its mortgage loan portfolio (held for sale and collateral for CMOs), and $90,000 of losses on its MBS portfolio (available for sale, held to maturity and trading). The Company experienced $16,000 of mortgage loan losses during 2000 on its mortgage loan portfolio and $70,000 of losses on its MBS portfolio.
The Company recorded a provision for anticipated credit losses of $709,000 and $875,000 in 2001 and 2000, respectively.


Generally, the mortgage loans and created mortgage securities will be held on a long-term basis, so that the returns will be earned over the lives of the mortgage loans and mortgage securities rather than from sales of the investments. The mortgage securities that the Company purchased may be held or sold from time to time depending on market conditions.

Securitization Activity

In June 2000, the Company issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The "Hanover 2000-A" CMO securities carry a fixed interest rate of 6.50%. The Hanover 2000-A securities were collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained MBS from Hanover 98-B at time of securitization.

In March 1999, the Company completed the "1999-A" securitization, and thereby transferred $138,357,000 (par value) of mortgage loans to CMO collateral. In August 1999, the Company completed the "1999-B" securitization, and thereby transferred $111,575,000 (par value) of mortgage loans to CMO collateral.

The table below summarizes the Company's securitization transactions for the years 1999 through 2001 (dollars in thousands):

                           SECURITIZATION TRANSACTIONS

                     Collateral Principal                           Mortgage
          Month           Balance on           Transaction          Security
        Completed      Transaction Date           Type               Created
      -------------  --------------------  -------------------  -----------------
       March 1999          $138,357                CMO          Private Placement
       August 1999          111,575                CMO          Private Placement
        June 2000            25,588                CMO          Private Placement

Subordinate MBS Purchases

In analyzing subordinate MBS for purchase, the Company focuses primarily on subordinated interests ("tranches") in pools of whole single-family mortgage loans that do not fit into the large government-sponsored (FNMA, FHLMC or GNMA) conduits, typically because the principal balance of the mortgages exceeds the maximum amount permissible in a government-agency guaranteed MBS. The Company generally purchases subordinate MBS collateralized by "A" quality mortgages originated by several of the largest non-government mortgage conduits in the market. All of the Company's subordinate MBS acquired to date have been fixed-rate.

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

As of December 31, 2001, the Company had purchased since inception approximately $80,746,000 (principal balance) of subordinate MBS from third parties at an aggregate purchase price of $40,740,000. As of the same date, the Company had sold approximately $62,812,000 (principal balance) of such securities. At December 31, 2001, the Company owned $16,686,000 (principal balance) of subordinate MBS purchased from third parties, representing a subordinate interest in $3,548,000,000 of single-family mortgage loan pools. The aggregate carrying value of these MBS at December 31, 2001 was $10,978,000.

Because there are a number of regular issuers of subordinate MBS, the Company is not dependent upon any one source. Note 5 to the consolidated financial statements describes the concentration of the Company's portfolio by issuer. Management believes that the loss of any single financial institution from which the Company purchases subordinate MBS would not have any detrimental effect on the Company.

One of the Company's unconsolidated subsidiaries, HCP, has a due diligence and consulting staff, located in Edison, New Jersey, consisting of approximately 23 full-time employees and access to a part-time pool of employees in excess of
500. The due diligence staff contributes to the subordinate MBS acquisition process by providing expertise in the analysis of many characteristics of the underlying single-family mortgage loans.

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

HANOVER CAPITAL PARTNERS LTD.

The Company conducts due diligence and consulting operations through HCP for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of loan sale advisory assignments, the underwriting of credit, analysis of loan documentation and collateral, analysis of the accuracy of the accounting for mortgage loans serviced by third party servicers, and the preparation of documentation to facilitate the transfer of mortgage loans. The due diligence analyses are performed on a loan-by-loan basis. Consulting services include loan sale advisory work for governmental agencies such as the Small Business Administration and the Federal Deposit Insurance Corporation as well as private sector financial institutions. HCP also performs due diligence on mortgage loans acquired by the Company.

HCP owns a licensed mortgage banker, Hanover Capital Mortgage Corporation ("HCMC"), and a licensed broker-dealer, Hanover Capital Securities, Inc. ("HCS"). Although HCP maintains these companies' licenses in good standing, neither of these companies currently conducts any material ongoing business.

In January 2000, HCP hired all of the former management of Document Management Network, Inc. ("DMN") and is continuing DMN's business as the Assignment Division of HCP. The Assignment Division provides mortgage assignment services for many of the same customers serviced by HCP. Whenever an institution purchases a mortgage loan in the secondary market, the purchaser is required to submit paperwork (called an "assignment of mortgage") to the local county or city jurisdiction in which the mortgaged property is located in order to record the new institution's interest in the mortgaged property. The Assignment Division employees prepare and process this paperwork for third party institutions.

HANOVERTRADE.COM, INC.

The Company conducts loan brokering and trading, and loan sale advisory services through HTC. HTC operates an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and performs loan sale advisory services for third parties. HTC was incorporated on May 28, 1999. In the third quarter of 2000, the loan brokering and trading activities of HCP were combined with the HTC activities. HTC officially launched its web site on October 29, 2000.

In January 2001, HTC hired all of the former employees and acquired all of the assets of Pamex Capital Partners, LLC ("Pamex"). Prior to its acquisition, Pamex was a traditional broker of pools of mortgage loans and consumer loans. With the acquisition of Pamex and subsequent reassignments, HTC has 9 full-time salespeople. These salespeople attempt to maintain regular contact with all of the major buyers and sellers of mortgage and consumer whole loans.

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

In August 2001, HTC was retained by the Federal Deposit Insurance Corporation ("FDIC") to serve as a financial advisor to Superior Federal Bank FSB, Hinsdale, Illinois ("New Superior"). New Superior was chartered on July 27,
2001 after the Office of Thrift Supervision closed Superior Bank FSB, and the FDIC was named the receiver for Superior Bank FSB and conservator for New Superior. HTC assisted the FDIC in valuing and marketing certain assets of New Superior that included its loan production and servicing operations, its portfolio of residual interests in mortgage-backed securities, and a whole loan pipeline of new production sub-prime non-performing and performing single-family loans. As the financial advisor, HTC provided advisory assistance related to the assets, which included validating the assets and estimating their value; ensuring proper maintenance of the assets; developing a disposition strategy; and implementing the selected disposition method. The assets were segmented into the separate units for valuation and marketing purposes and sold in a series of sales starting in December 2001 and ending in April 2002. HTC's fee is based on the net sales proceeds paid to the FDIC and is earned upon the sale of each of the assets. In addition, the FDIC from time to time retains HTC to perform additional advisory services related to the conservatorship of New Superior and HTC is paid on an hourly basis for these types of services.

ASSET MANAGEMENT FOR THIRD PARTIES

Hanover formed an investment partnership, HDMF-I, in 2001 to invest in sub- and non-performing single-family mortgage loans. Hanover's primary objective in forming HDMF-I is to allow HCP to earn fee income from the related asset management contract, and to allow Hanover to earn a profit participation. As of December 31, 2001, HDMF-I had capital commitments of $18,500,000, including $5,820,000 committed by Hanover. Hanover is currently negotiating with institutional investors to increase the total capital commitments to HDMF-I, and Hanover also intends to target other opportunities for HCP to manage assets for third parties under a similar structure; there can be no assurances that Hanover will be successful in raising additional funds to manage.

FINANCING

General

The Company's purchases of mortgage related assets are initially financed primarily with equity and short-term borrowings through reverse repurchase agreements ("repos") until long-term financing is arranged. Generally, upon repayment of each borrowing in the form of a reverse repo, the mortgage asset used to collateralize the financing will immediately be pledged to secure a new reverse repo or some form of long-term financing. The Company had established committed and uncommitted mortgage asset financing agreements from various financial institutions at December 31, 2001.

Reverse Repurchase Agreements

A reverse repo, although structured as a sale and repurchase obligation, is a financing transaction in which the Company pledges its mortgage assets as collateral to secure a short-term loan. Generally, the other party to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality of the collateral pledged. At the maturity of the reverse repo, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repos, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If the Company defaults in a payment obligation under such agreements, the lending party may liquidate the collateral.

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

To reduce its exposure to the credit risk of reverse repurchase agreements, the Company enters into such arrangements with several different parties. The Company monitors its exposure to the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of its mortgage securities that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

The reverse repurchase borrowings bear short-term (one year or less) fixed interest rates indexed to LIBOR plus a spread of 90 to 175 basis points depending on the credit of the related mortgage assets. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require the Company to sell assets to reduce the borrowings.

CAPITAL ALLOCATION GUIDELINES (CAG)

The Company has adopted capital allocation guidelines ("CAG") to strike a balance between the under-utilization of leverage and excess dependence on leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. Modifications to the CAG require the approval of a majority of the Company's Board of Directors. The CAG are intended to keep the Company's leverage balanced by (i) matching the amount of leverage to the riskiness (return and liquidity) of each investment, and (ii) monitoring the credit and prepayment performance of each investment to adjust the required capital. This analysis takes into account the Company's various hedging and other risk containment programs discussed below. The minimum amount of equity the lender requires with a mortgage asset is generally referred to as the lender haircut. There is some variation in haircut levels among lenders from time to time. From the lender's perspective, the haircut is a "cushion" to provide additional protection if the value of or cash flow from an asset pool declines. The size of the haircut depends on the liquidity and price volatility of each investment. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. On the other extreme, securities rated below "AAA" and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut (5% to 50% depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 3% and 5% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 5% due to other attributes of the pool (delinquencies, aging, liens etc.).

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

As a result of these procedures, the leverage of the balance sheet will change with the performance of the Company's investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to help to maintain the maximum acceptable leverage (and earnings) while protecting the capital base of the Company.

RISK MANAGEMENT

The Company believes that its portfolio income is subject to three primary risks: credit risk, interest rate risk and prepayment risk.

Credit Risk Management

The Company seeks to reduce credit risk through (i) the review of each MBS or mortgage loan prior to purchase to ensure that it meets the guidelines established by the Company, (ii) use of early intervention, aggressive collection and loss mitigation techniques in the servicing process, (iii) maintenance of appropriate capital and reserve levels, and (iv) obtaining representations and warranties, to the extent possible, from originators. Although the Company does not set specific geographic diversification requirements, the Company monitors the geographic dispersion of the mortgage loans and makes decisions on a portfolio-by-portfolio basis about adding to specific concentrations.

Hanover has in the past invested directly in mortgage loans on its own behalf. Single-family mortgage loans were generally purchased in bulk pools of $2 million to $100 million. The credit underwriting process varied depending on the pool characteristics, including seasoning, loan-to-value ratios and payment histories. For a new pool of single-family mortgage loans, a full due diligence review was undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation was obtained. The bulk of the work was performed by employees in the due diligence operations of HCP.

Interest Rate Risk Management

For accounting purposes, the Company has two basic types of mortgage loans and four basic types of MBS. Mortgage loans are classified as (i) mortgage loans held for sale or (ii) collateral for CMOs. MBS are classified as (i) available for sale, (ii) held to maturity, (iii) trading or (iv) collateral for CMOs. Fixed-rate mortgage loans and MBS held for sale, available for sale or trading are generally hedged. A variety of hedging instruments may be used, depending on the asset or liability to be hedged and the relative price of the various hedging instruments. Possible hedging instruments include forward sales of mortgage securities, and may also include interest rate futures or options, interest rate swaps, and caps and floor agreements. Mortgage loans held in securitized form are generally financed in a manner intended to maintain a consistent spread in a variety of interest rate environments and therefore are not hedged.

The Company may purchase interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its mortgage assets during a period of rising interest rates. The Company generally hedges as much of the interest rate risk as management determines is reasonable, given the cost of such hedging transactions and the need to maintain Hanover's status as a REIT, among other factors. Hanover may also, to the extent consistent with its qualification as a REIT and Maryland law, utilize financial futures contracts, options and forward contracts and other instruments as a hedge against future interest rate changes. See "Hedging."

Prepayment Risk Management

Prepayment risk is monitored by senior management through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

Limitations

Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against credit, interest rate and prepayment risks, no strategy can completely insulate the Company from the effects of credit risk, interest rate changes, prepayments and defaults by counterparties. Further, certain of the Federal income tax requirements that Hanover must satisfy to qualify as a REIT may limit the Company's ability to fully hedge its interest rate and prepayment risks.

HEDGING

Mortgage Loans and Mortgage Securities

The Company's primary method of addressing interest rate risk on its mortgage loans is through its strategy of securitizing mortgage loans with CMO borrowings or REMIC financing, which are designed to provide long-term financing while maintaining a consistent spread in a variety of interest rate environments. The Company believes that its primary interest rate risk relates to MBS and mortgage loans that are financed with reverse repos.

The Company uses certain hedging strategies in connection with the management of its mortgage loans and mortgage securities. To the extent consistent with Hanover's REIT status, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the goal of the hedging program is to offset the potential adverse effects of changes in interest rates relative to the interest rates of the mortgage assets held. As part of its hedging program, the Company also monitors prepayment risks that arise in fluctuating interest rate environments.

The Company may use a variety of instruments in its hedging program. Two examples currently used are interest rate caps and short sales of so called "TBA" securities. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. The Company enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repo financing. "TBA" securities (which stands for "to be announced") are commitments to deliver mortgage securities which have not yet been created. When the Company short sells a TBA security, it ordinarily covers the short sale within a month by agreeing to buy a similar TBA security. The Company would then sell another TBA security and cover that sale in the following month and so on. The changes in market prices from such short sales are intended to offset changes in interest rates that could offset either the market price or the net interest margin earned on the Company's mortgage securities. The Company may also use, but as yet has not used, mortgage derivative securities. Mortgage derivative securities can be used as effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and to decrease as interest rates decline, while the experience for others is the converse. The Company will limit its purchases of mortgage derivative securities to investments that meet REIT requirements. To a lesser extent, the Company may also enter into, but again has not entered into, interest rate swap agreements, financial futures contracts and options on financial futures contracts, and forward contracts. However, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions of that Act. The REIT rules may restrict the Company's ability to purchase certain instruments and may restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks.

Costs and Limitations

The Company believes that it has implemented a cost-effective hedging policy to provide an adequate level of protection against interest rate risks. However, maintaining an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company from interest rate risks. Moreover, as noted above, certain REIT rules may limit Hanover's ability to fully hedge its interest rate risks. Hanover monitors carefully, and may have to limit, its hedging strategies to assure that it does not violate REIT rules, which could result in disqualification and/or payment of penalties.

In addition, hedging involves transaction and other costs, which can increase dramatically as the period covered by the hedge increases and also can increase in periods of rising and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks without significantly reducing the Company's return on equity.

REGULATION

Although HCMC does not currently originate mortgage loans, HCMC continues to service a small number of loans and has retained its mortgage-banking licenses in several states. In addition, HCMC's activities are subject to the rules and regulations of HUD. Mortgage operations also may be subject to applicable state usury and collection statutes.

HCS and Pamex Securities, LLC are registered broker/dealers with the Securities and Exchange Commission.

COMPETITION

In purchasing mortgage loans and MBS, Hanover competes with other REITs, established mortgage conduit programs, investment banking firms, Federally regulated banks and savings institutions, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. In addition, there are several mortgage REITs similar to Hanover and others may be organized in the future. Continued consolidation in the mortgage banking industry may reduce the number of sellers of mortgage loans, which would reduce the Company's potential customer base and result in the Company purchasing a larger percentage of mortgage loans from a smaller number of sellers. These changes could negatively impact the Company.

EMPLOYEES

Hanover had five employees at December 31, 2001. Hanover engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist Hanover in accomplishing its business objectives. At December 31, 2001, HCP employed 23 people on a full-time basis. HCP periodically hires additional individuals on a temporary basis for due diligence and consulting engagements from a pool of approximately 500 individuals. Twenty-five employees devote substantially all their time to HTC. HCP bills HTC for their share of personnel expenses. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the employees are subject to collective bargaining agreements.

TRADEMARKS

HCP owns two trademarks that have been registered with the United States Patent and Trademark Office, one which expires in the year 2003 and the other expires in 2004. HTC owns one registered trademark which expires in 2007, and it has one trademark pending and it is in the process of registering one trademark with the United States Patent and Trademark Office. HTC also filed a patent application in 2001 in connection with its trading web site and approval of the patent is pending.

FUTURE REVISIONS IN POLICIES AND STRATEGIES

The Board of Directors has established Hanover's investment and operating policies, which can be revised only with the approval of the Board of Directors, including a majority of the unaffiliated directors. Except as otherwise restricted, the Board of Directors may revise the policies without the consent of stockholders if the Board of Directors determines that the change is in the best interests of stockholders. Developments in the market which affect the policies and strategies mentioned herein or which change Hanover's assessment of the market may cause the Board of Directors to revise Hanover's policies and financing strategies.

FEDERAL INCOME TAX CONSIDERATIONS

General

Hanover has elected to be treated as a Real Estate Investment Trust (REIT) for Federal income tax purposes, pursuant to the Code. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for income tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

Ownership of Common Stock

For all taxable years after its first taxable year, Hanover's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of the capital stock of Hanover may be owned directly or indirectly by five or fewer individuals. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REIT's shares (if Hanover has 200 or fewer shareholders of record, from persons holding 0.5% or more of Hanover's outstanding shares of capital stock) regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use (and does use) the calendar year as its taxable year for income tax reporting purposes.

Nature of Assets

On the last day of each calendar quarter, Hanover must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Hanover's assets must consist of mortgage loans, certain interests in mortgage loans, real estate, certain interests in real estate (the foregoing, "Qualified REIT Assets"), government securities, cash and cash items. Hanover expects that substantially all of its assets will continue to be Qualified REIT Assets. Second, not more than 25% of Hanover's assets may consist of securities that do not qualify under the 75% asset test. Third, of the investments in securities not included in the 75% asset test, the value of any one issuer's securities may not exceed 5% by value of Hanover's total assets, and Hanover may not own more than 10% of any one issuer's outstanding voting securities, other than a wholly-owned subsidiary or another REIT.

On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective January 1, 2001, the RMA amended the tax rules relating to the composition of a REIT's assets. Under prior law, a REIT was precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly-owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to the current restriction and be precluded from owning more than 10% of the value of all classes of securities of any one issuer.

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

Sources of Income

Hanover must meet the following two separate income-based tests each year:

1. 75% INCOME TEST. At least 75% of Hanover's gross income for the taxable year must be derived from Qualified REIT Assets including interest on obligations secured by mortgages on real property or interests in real property. During the first year of operations, certain temporary investment income will also qualify under the 75% income test. The investments that Hanover has made and expects to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

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

State Income Taxation

The REIT files corporate income tax returns in various states. These states treat the income of the REIT in a similar manner as for Federal income tax purposes. Certain state income tax laws with respect to REITs are not necessarily the same as Federal law. Thus, differences in state income taxation as compared to Federal income taxation may exist in the future.

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

Under the Code, if a portion of Hanover's assets were treated as a taxable mortgage pool or if Hanover were to hold REMIC residual interests, a portion of Hanover's dividends would be treated as unrelated business taxable income ("UBTI") for pension plans and other tax exempt entities. Hanover believes that it has not engaged in activities that would cause any portion of Hanover's income to be taxable as UBTI for pension plans and similar tax-exempt shareholders. Hanover believes that its shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act ("ERISA") for Qualified Plans.

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

ITEM 2: PROPERTIES

The Company's operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

                                 OFFICE   MINIMUM
                                 SPACE     ANNUAL      EXPIRATION
               LOCATION        (SQ. FT.)   RENTAL         DATE              OFFICE USE
      -----------------------  ---------  ---------  --------------  --------------------------
      Edison, New Jersey           5,200  $ 137,800    April 2005            Executive,
                                                                          Administration,
                                                                      Accounting, Operations,
                                                                             Marketing
      Edison, New Jersey           5,834     74,384     June 2002           Accounting,
                                                                          Administration,
                                                                     Due Diligence Operations,
                                                                      Mortgage Loan Servicing,
                                                                       Investment Operations
      New York, New York           1,000     54,000  Month to Month  Executive, Administration,
                                                                       Investment Operations
      Ft. Lauderdale, Florida        875     24,579    April 2003            Marketing
      Chicago, Illinois            1,151     23,547   January 2004           Marketing
      St. Paul, Minnesota            150     11,340   October 2002           Marketing
      Alpharetta, Georgia            160     10,200  Month to Month          Marketing
                                  ------  ---------
              Total:              14,370  $ 335,850
                                  ======  =========

Management believes that these facilities are adequate for the Company's foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates are available, if necessary.

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

On September 19, 1997, the units began trading on the American Stock Exchange under the trading symbol HCM.U or HCM/U. Commencing March 19, 1998, the warrants became detachable from the common stock, and commencing March 20, 1998, the common stock and warrants began trading separately on the American Stock Exchange under the trading symbols HCM and HCM.WS, respectively. With the expiration of the warrants on September 15, 2000, the units and warrants stopped trading on September 14, 2000. As of March 1, 2002, Hanover had 4,337,920 shares of common stock issued and outstanding, which was held by 48 holders of record and approximately 2,300 beneficial owners.

The following tables set forth, for the periods indicated, the high, low and closing sales price of Hanover's securities as reported on the American Stock Exchange in 2000 and 2001.

                                                              COMMON STOCK
                                                       High       Low      Close
                                                       -----     -----     -----
Quarter Ended March 31, 2000                           3.875     3.313     3.688
Quarter Ended June 30, 2000                            4.500     3.625     4.500
Quarter Ended September 30, 2000                       5.438     4.375     5.000
Quarter Ended December 31, 2000                        5.563     4.563     5.250
Quarter Ended March 31, 2001                           6.411     4.483     5.828
Quarter Ended June 30, 2001                            7.324     5.649     6.448
Quarter Ended September 30, 2001                       7.112     6.022     6.211
Quarter Ended December 31, 2001                        8.000     6.164     8.000



                                                              UNIT PRICES
                                                       High       Low      Close
                                                       -----     -----     -----
Quarter Ended March 31, 2000                           3.875     3.125     3.375
Quarter Ended June 30, 2000                            4.188     3.250     4.125
Quarter Ended September 30, 2000                       4.750     4.000      (a)

                                                                WARRANTS
                                                       High       Low      Close
                                                       -----     -----     -----
Quarter Ended March 31, 2000                           0.063     0.004     0.063
Quarter Ended June 30, 2000                            0.063     0.004     0.016
Quarter Ended September 30, 2000                       0.016     0.016      (a)

(a) The warrants expired on September 15, 2000, and the warrants and units stopped trading on September 14, 2000.

The following table sets forth, for the periods indicated, Hanover's dividends declared for each quarter for the two most recent fiscal years:

                                                                       DIVIDENDS
                                                                        DECLARED
                                                                        --------
Quarter Ended March 31, 2000                                             $0.12
Quarter Ended June 30, 2000                                              $0.14
Quarter Ended September 30, 2000                                         $0.20
Quarter Ended December 31, 2000                                          $0.20
Quarter Ended March 31, 2001                                             $0.20
Quarter Ended June 30, 2001                                              $0.20
Quarter Ended September 30, 2001                                         $0.20
Quarter Ended December 31, 2001                                          $0.20

Hanover intends to pay quarterly dividends and other distributions to its shareholders of all or substantially all of its taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. To the extent that Hanover records capital gain income in future years, this income does not need to be distributed as dividends to shareholders to the extent of unutilized capital losses recorded (more than $10,497,000 as of December 31, 2001). These capital losses expire at the end of the year 2003. All distributions will be made by Hanover at the discretion of the Board of Directors and will depend on the earnings of Hanover, financial condition of Hanover, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data are derived from audited consolidated financial statements of Hanover for the years ended December 31, 2001, 2000, 1999 and 1998, and for the period from June 10, 1997 (inception) to December 31, 1997. The selected financial data should be read in conjunction with the more detailed information contained in the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data):

                                                                                                              Period from
                                                                                                              June 10, 1997
STATEMENT OF OPERATIONS HIGHLIGHTS                                Years Ended December 31,                   (inception) to
                                                  --------------------------------------------------------    December 31,
                                                      2001           2000           1999           1998           1997
                                                  -----------    -----------    -----------    -----------   --------------
Net interest income                               $     6,269    $     6,663    $     4,408    $     6,623    $      1,676
Loan loss provision                                      (709)          (875)          (446)          (356)            (18)
Gain (loss) on sale, mark to market and other           4,505          1,250         (5,831)        (5,704)             35
Provision for loss on unconsolidated subsidiary            --             --         (4,793)            --              --
                                                  -----------    -----------    -----------    -----------    ------------
     Total revenue (loss)                              10,065          7,038         (6,662)           563           1,693

Expenses                                                3,696          3,136          4,191          4,064             940
                                                  -----------    -----------    -----------    -----------    ------------
    Operating income (loss)                             6,369          3,902        (10,853)        (3,501)            753
                                                  -----------    -----------    -----------    -----------    ------------

Equity in income (loss) of unconsolidated
   subsidiaries
      Hanover Capital Partners Ltd.                        43            455           (443)        (1,039)           (254)
      Hanover Capital Partners 2, Inc.                     --             --         (1,300)          (394)             --
      HanoverTrade.com, Inc.                           (3,263)        (1,495)           (31)            --              --
      HDMF-I LLC                                          (35)            --             --             --              --
                                                  -----------    -----------    -----------    -----------    ------------
                                                       (3,255)        (1,040)        (1,774)        (1,433)           (254)
                                                  -----------    -----------    -----------    -----------    ------------
Income (loss) before cumulative effect of
  adoption of SFAS 133                                  3,114          2,862        (12,627)        (4,934)            499
Cumulative effect of adoption of SFAS 133                  46             --             --             --              --
                                                  -----------    -----------    -----------    -----------    ------------
Net income (loss)                                 $     3,160    $     2,862    $   (12,627)   $    (4,934)   $        499
                                                  ===========    ===========    ===========    ===========    ============

Basic earnings (loss) per share                   $      0.74    $      0.56    $     (2.12)   $     (0.77)   $       0.15
                                                  ===========    ===========    ===========    ===========    ============
Diluted earnings (loss) per share                 $      0.73    $      0.56    $     (2.12)   $     (0.77)   $       0.14
                                                  ===========    ===========    ===========    ===========    ============
Dividends declared per share                      $      0.80    $      0.66    $      0.50    $      0.70    $       0.16
                                                  ===========    ===========    ===========    ===========    ============

BALANCE SHEET HIGHLIGHTS                                                        December 31,
                                                  ------------------------------------------------------------------------
                                                      2001           2000           1999           1998           1997
                                                  -----------    -----------    -----------    -----------    ------------
Mortgage loans                                    $   154,273    $   212,247    $   270,084    $   407,994    $    160,970
Mortgage securities                                    51,183         35,723         62,686         78,478         348,131
Cash and cash equivalents                               8,946          9,958         18,022         11,837           4,022
Other assets                                           15,105         14,681         14,842         17,861           4,420
                                                  -----------    -----------    -----------    -----------    ------------
     Total assets                                 $   229,507    $   272,609    $   365,634    $   516,170    $    517,543
                                                  ===========    ===========    ===========    ===========    ============

Reverse repos                                          33,338         14,760         55,722        370,090         435,138
CMO Borrowings                                        151,096        210,374        254,963         77,305              --
Other liabilities                                       3,532          3,451          4,443          2,995           4,307
                                                  -----------    -----------    -----------    -----------    ------------
     Total liabilities                                187,966        228,585        315,128        450,390         439,445

Stockholders' equity                                   41,541         44,024         50,506         65,780          78,098
                                                  -----------    -----------    -----------    -----------    ------------

     Total liabilities and stockholders' equity   $   229,507    $   272,609    $   365,634    $   516,170    $    517,543
                                                  ===========    ===========    ===========    ===========    ============

Number of common shares outstanding                 4,275,676      4,322,944      5,826,899      6,321,899       6,466,677
                                                  ===========    ===========    ===========    ===========    ============

Book value per common share                       $      9.72    $     10.18    $      8.64    $     10.41    $      12.08
                                                  ===========    ===========    ===========    ===========    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover is to invest in mortgage-backed securities ("MBS") and to a lesser extent mortgage loans and to earn net interest income on these investments. Hanover has two principal unconsolidated subsidiaries, HCP and HTC. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and/or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its taxable earnings to its stockholders and maintains its qualification as a REIT. Taxable affiliates of Hanover, however, are subject to Federal and state income tax. Hanover has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Annual Report on Form 10-K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations, intent or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master reverse repo financing; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors," and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire mortgage loans or MBS; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REIT's; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The Company undertakes no obligation to update or revise the information contained herein, whether as a result of new information, future events or circumstances, or otherwise.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used in preparation of our financial statements are more fully described in Note 2 to the consolidated financial statements of the Company, HCP and HTC, respectively. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our consolidated financial statements:

MORTGAGE SECURITIES -- The Company's mortgage securities are designated as either available for sale, trading or held to maturity. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Mortgage securities designated as trading are reported at fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings. Mortgage securities classified as held to maturity are carried at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced.

Complex cash flow modeling is performed in determining the fair value of the Company's mortgage securities. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. Prices for such securities are not readily available on a quoted market exchange. In performing cash flow analysis, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. A high degree of judgement is required in estimating the assumptions utilized in the cash flow analysis. Should the estimates used by management be inaccurate, the Company's net interest income could be materially affected.

LOAN LOSS ALLOWANCE -- Hanover maintains a loan loss allowance for its subordinate MBS and collateral for CMOs. The Company monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, reduces the carrying value of the related mortgage security to fair value. The Company's loan loss provision is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Should the estimates used by management be inaccurate, the Company's loan loss provision could be materially affected.

EQUITY INVESTMENTS -- The Company records its investments in HCP, HTC, HDMF-I and Hanover Capital Partners 2, Inc. ("HCP-2") on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and HTC, 31.45946% of HDMF-I and, until September 30, 1999, 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP, HTC and HCP-2 and through its share of members' equity of HDMF-I. After writing off its investment in HCP-2 in September 1999, Hanover stopped recording earnings or losses of HCP-2.

Hanover generally has no right to control the affairs of HCP, HCP-2 or HTC because Hanover's investment in those companies is based solely on ownership of non-voting preferred stock. Even though Hanover has no right to control the affairs of these companies, management believes that Hanover has the ability to exert significant influence over these companies and, therefore, these investments are accounted for on the equity method. This presentation, while required under accounting principles generally accepted in the United States of America, does not present the assets and liabilities of HCP, HTC, HDMF-I and HCP-2 on the balance sheet of the Company. In addition, the residual equity that the Company does not own of 3% of HCP and HTC, 68.54054% of HDMF-I and 1% of HCP-2 remains "off balance sheet". The consolidated financial statements for the year ended December 31, 2001 for HCP and HTC are presented in another section of this Annual Report on Form 10-K.

The Company conducts business with each of its unconsolidated subsidiaries. The related party transactions are disclosed in the notes to the consolidated financial statements of the Company, HCP and HTC.

The Company has provided on-going capital to HCP primarily for working capital requirements due to the mismatch in timing between capital outflows and inflows for work performed by HCP. The Company has provided HTC with on-going capital support primarily to fund the capitalized software budget, working capital requirements and the acquisition of Pamex. While the Company continues to pursue an alternative corporate structure for HCP and HTC, there can be no assurances as to when or whether the Company will be able to accomplish a restructuring of its corporate organization that achieves its objectives. Until a restructuring can be accomplished, Hanover will continue to record 97% of the earnings or losses of HCP and HTC.

HCP recognizes revenue from due diligence contracts in progress as they are earned. In order to calculate what percentage of the total revenue of a contract has been earned, management must make estimates. Estimates, by their nature, are based on judgment and available information. Actual results could differ from estimates. As the majority of HCP's revenue relates to services performed, such estimates may include the amount of time spent by individuals in consideration of the aggregate amount of time required to complete the contract, the evaluation of both quantitative and qualitative criteria as agreed to and maintained in the contract and possibly regulations set forth by the government should the contract be with an agency of the Federal government. The Company utilizes guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 draws on existing accounting rules with respect to the basic criteria that must be met before revenue can be recorded. SAB 101 further explains how those rules apply. HCP has reviewed the guidance in SAB 101 and believes that they are in compliance with SAB 101. However, if management's estimates are incorrect, or if they are not applying SAB 101 as intended, the results of operations of HCP and subsequently Hanover's investment in HCP could be materially affected.

HTC incurs internal and external application development stage costs to develop its on-line worldwide web-based exchange for trading loan pools. Capitalized software costs are stated at cost less accumulated amortization and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization is computed on the straight-line method over the estimated useful lives of the assets, generally three years. HTC periodically reassesses the estimated useful lives of the assets considering the effects of obsolescence, technology, competition, and other economic factors. Judgment is required in the determination of the costs appropriate for capitalization and in the determination of the appropriateness of the period over which such costs are amortized. However, if management's judgment is inaccurate in determining what costs are appropriate for capitalization or what period is appropriate for amortization, the results of operations of HTC and subsequently Hanover's investment in HTC could be materially affected.

INCOME TAXES -- Hanover has elected to be taxed as a REIT and intends to comply with the provisions of the Code. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 90% of its taxable income and as long as certain asset, income and stock ownership tests are met. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

                                                                   Years Ended December 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
      Net interest income                                      $  6,269    $  6,663    $  4,408
      Loan loss provision                                          (709)       (875)       (446)
      Gain on sale of mortgage assets                             3,782         819         146
      Gain (loss) on mark to market of mortgage assets,
        net of associated hedge                                     751         431      (6,517)
      Gain on sale of servicing rights                               --          --         540
      Provision for loss on disposition of
        unconsolidated subsidiary                                    --          --      (4,793)
      Other                                                         (28)         --          --
                                                               --------    --------    --------
      Total revenue (loss)                                       10,065       7,038      (6,662)
      Expenses                                                    3,696       3,136       4,191
                                                               --------    --------    --------
        Operating income (loss)                                   6,369       3,902     (10,853)
      Equity in income (loss) of unconsolidated subsidiaries
         Hanover Capital Partners Ltd.                               43         455        (443)
         Hanover Capital Partners 2, Inc.                            --          --      (1,300)
         Hanover Trade.com, Inc.                                 (3,263)     (1,495)        (31)
         HDMF-I LLC                                                 (35)         --          --
                                                               --------    --------    --------
      Income (loss) before cumulative effect of
        adoption of SFAS 133                                      3,114       2,862     (12,627)
      Cumulative effect of adoption of SFAS 133                      46          --          --
                                                               --------    --------    --------
      Net income (loss)                                        $  3,160    $  2,862    $(12,627)
                                                               ========    ========    ========
      Basic earnings per share                                 $   0.74    $   0.56    $  (2.12)
                                                               ========    ========    ========
      Dividends declared per share                             $   0.80    $   0.66    $   0.50
                                                               ========    ========    ========

YEARS ENDED DECEMBER 31, 2001 AND 2000

Hanover recorded net income of $3,160,000 or $0.74 per share based on 4,256,874 weighted shares of common stock outstanding for the year ended December 31, 2001 compared to net income of $2,862,000 or $0.56 per share based on 5,102,563 weighted shares of common stock outstanding for 2000. Total revenues for the year ended December 31, 2001 were $10,065,000 compared to $7,038,000 in 2000.

Net interest income decreased to $6,269,000 in 2001 compared to $6,663,000 in 2000. The decrease in net interest income of $394,000 is primarily a result of
(i) an increase in amortization expense for whole loans as a result of increases in assumed prepayment speeds and (ii) a reduction in the principal balance of Hanover-sponsored securitizations of whole loans partially offset by a corresponding reduction in the principal balance of CMO borrowings against such whole loans.

Hanover's provision for loan losses decreased to $709,000 in 2001 from $875,000 in 2000, primarily as a result of sales of first-loss subordinate MBS and a reduction in the average balance of collateral for CMOs. Provision for losses on Hanover-sponsored securitizations decreased to $246,000 for the year ended December 31, 2001 from $319,000 for the year ended December 31, 2000. Provision for loan losses on subordinate securities purchased from third parties decreased to $463,000 for the year ended December 31, 2001 from $555,000 for the year ended December 31, 2000. The average balance of subordinate securities purchased from third parties in 2001 was $12,664,000 compared to $11,973,000 in 2000.

Hanover sold thirty-nine subordinate MBS with proceeds of $21,259,000 and a gain of $3,782,000 and various Agency MBS with proceeds of $109,270,000 and a gain of $716,000 during 2001. Hanover sold nine subordinate MBS with proceeds of $5,882,000 and a gain of $1,248,000 and various Agency MBS with proceeds of $39,881,000 and a loss of $429,000 during 2000.

Hanover held subordinate MBS from Hanover 1998-B classified as trading during the year ended December 31, 2000 and recorded mark to market gains totaling $515,000, net of the associated hedge. These securities were transferred to CMO collateral as part of the Hanover 2000-A securitization in June 2000. In addition, net hedging activity on subordinate MBS available for sale, net of related realized marks of the hedged securities totaled a loss of $279,000 and $84,000 in 2001 and 2000, respectively.

Operating expenses for the year ended December 31, 2001 were $3,696,000 compared to $3,136,000 in 2000, an increase of $560,000. Personnel expenses decreased to $664,000 in 2001 from $1,017,000 in 2000. Hanover billed personnel-related expenses totaling $345,000 to HTC and $425,000 to HCP in 2001 compared to $369,000 and $136,000, respectively, in 2000. Legal and professional fees increased to $1,247,000 in 2001 from $555,000 in 2000 as a result of an increase in audit, tax and consulting fees due to an increased scope of services and, to a lesser extent, professional fees incurred as a result of our pursuit of a corporate restructure. Financing fees declined to $246,000 in 2001 from $281,000 in 2000 reflecting reduced committed lines of credit and lower levels of activity.

Hanover's equity in income of HCP, its unconsolidated consulting subsidiary, declined to $43,000 in 2001 from $455,000 in 2000. Total revenue at HCP decreased $2,132,000 or 24% to $6,582,000 in 2001 from $8,714,000 in 2000. Due diligence fees decreased $1,213,000 or 17% to $5,803,000 in 2001 from $7,016,000 in 2000. Assignment fees increased $126,000 or 20% to $757,000 in 2001 from $631,000 in

2000, the first year of activity in this area. The portfolio of subordinate MBS contributed $954,000 of net interest income including gains on sales of $441,000 in 2000. This portfolio was transferred from HCP to Hanover in July of 2000. Loan brokering and asset management fees contributed $30,000 in 2000. This activity was transferred to HTC in July of 2000.

Hanover recognized equity in losses of HTC, its worldwide web-based exchange for loan pool trading and loan sale advisory services, of $3,263,000 for 2001 compared to $1,495,000 for 2000. HTC was organized in May 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the Internet. HTC recorded revenue of $3,599,000 and $141,000 for the years ended December 31, 2001 and 2000, respectively. HTC operating expenses for the years ended December 31, 2001 and 2000 totaled $6,962,000 and $1,683,000, respectively. Personnel expenses increased to $3,617,000 in 2001 from $790,000 in 2000. Technology expense for web hosting and web graphics increased to $664,000 in 2001 from $231,000 in 2000. Premises expense increased to $326,000 in 2001 from $130,000 in 2000. Depreciation and amortization increased to $1,102,000 in 2001 from $151,000 in 2000.

In November 2001, Hanover invested $115,000 in HDMF-I and recognized equity in losses of $35,000 in 2001. HDMF-I is a limited liability company with an objective to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans. At December 31, 2001, the Company had an outstanding capital contribution commitment of $5,820,000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Hanover recorded net income of $2,862,000 or $0.56 per share based on 5,102,563 weighted shares of common stock outstanding for the year ended December 31, 2000 compared to a net loss of $12,627,000 or $2.12 per share based on 5,942,403 weighted shares of common stock outstanding for 1999. Total revenues for the year ended December 31, 2000 were $7,038,000 compared to a negative $6,662,000 in 1999.

The 1999 revenues were negatively impacted by charges in the third quarter for
(i) provision for loss on the disposition of an unconsolidated subsidiary, Hanover Capital Partners 2, Inc. ("HCP-2") of $4,793,000; (ii) mark-to-market adjustments on mortgage securities acquired from the Hanover 1998-B securitization of $3,537,000; (iii) mark-to-market adjustments on mortgage loans securitized in the August 1999 Hanover 1999-B securitization of $2,997,000 and
(iv) adjustments to the Investment Portfolio's net interest income resulting primarily from cumulative prepayment speed adjustments affecting amortization totaling $2,178,000. The 1999 revenues before these charges were $6,844,000.

Net interest income increased to $6,663,000 in 2000 compared to $4,408,000 in 1999. Net interest income in 1999 was $6,587,000 before giving effect to the third quarter amortization expense described above. Interest income in 2000 was positively impacted by $306,000 of net revenue from subordinate MBS transferred from HCP to Hanover on July 1, 2000 and the repositioning of Hanover's Investment Portfolio during 2000 towards more high yielding subordinate MBS purchased from third parties. At December 31, 1999, Hanover's direct investment in such securities totaled $3,640,000 as compared to $19,518,000 at December 31, 2000. At December 31, 1999, Hanover's unconsolidated subsidiary, HCP, owned $14,180,000 of such securities and recorded the net interest income earned thereon. All of these securities were either sold or transferred to Hanover on July 1, 2000. Interest income in 2000 was negatively impacted by a reduction in the principal balance of the company-sponsored securitizations of whole loans partially offset by a corresponding reduction in the principal balance of CMO borrowings against such whole loans.

Hanover's provision for loan losses increased from $447,000 in 1999 to $875,000 in 2000, primarily as a result of Hanover's increased investment in subordinate MBS. Provision for losses on Hanover-sponsored securitizations decreased from $331,000 for the year ended December 31, 1999 to $319,000 for 2000. Provision for loan losses on subordinate securities purchased from third parties increased from $39,000 for the year ended December 31, 1999 to $555,000 for the similar 2000 period. The average balance of subordinate securities purchased from third parties in 1999 was $2,133,000, compared to $11,973,000 in 2000.

Hanover sold nine subordinate MBS with proceeds of $5,882,000 and a gain of $1,248,000 and thirty-two Agency MBS with proceeds of $39,881,000 and a loss of $429,000 during 2000. Hanover sold six subordinate MBS created in the Hanover 1998-B securitization for proceeds of $2,232,000 and a gain of $146,000 during 1999.

Hanover held subordinate MBS from Hanover 1998-B classified as trading during the year ended December 31, 2000 and recorded mark-to-market gains totaling $515,000 net of the associated hedge. These securities were transferred to CMO collateral as part of the Hanover 2000-A securitization in June 2000. In addition, net hedging activity on subordinate MBS available for sale, net of related realized marks of the hedged securities totaled a loss of $84,000 in the fourth quarter of 2000.

Operating expenses for the year ended December 31, 2000 were $3,136,000, compared to $4,191,000 in 1999, a reduction of $1,055,000. Legal and professional fees declined to $555,000 in 2000 from $1,201,000 in 1999 as a result of decreases in legal and other professional fees. Financing fees declined to $281,000 in 2000 from $404,000 in 1999 reflecting reduced committed lines of credit and lower levels of activity. Management and administrative expenses included office overhead in 1999 but do not in 2000, resulting in a decrease of $135,000. Occupancy expenses are paid directly in 2000 and recorded in the other expense category causing an increase of $175,000 from the prior year. There were no similar billings in 1999. Hanover also billed personnel-related expenses totaling $369,000 to HTC and $136,000 to HCP during 2000. These billings reduce personnel-related expenses of Hanover and similar billings are expected in future periods. There were no similar billings to HTC in 1999 and HCP was billed $180,000 in 1999.

Hanover's equity in income (losses) of HCP, its unconsolidated consulting subsidiary, improved from a loss of $443,000 in 1999 to income of $455,000 in 2000. Total revenue at HCP increased $1,644,000 or 23% to $8,714,000 in 2000 from $7,070,000 in 1999. Due diligence fees increased $1,486,000 or 27% from $5,530,000 in 1999 to $7,016,000 in 2000. Assignment fees contributed $631,000 of revenue in 2000, the first year of activity in this area. The portfolio of subordinate MBS contributed $954,000 of net interest income and gains on sale in 2000 compared to $385,000 of net interest income in 1999. This portfolio was transferred from HCP to Hanover in July of 2000. Loan brokering and asset management fees declined to $30,000 in 2000 from $789,000 in 1999. This activity was transferred to HTC in July of 2000.

During 1999, Hanover reflected equity in losses of HCP-2 of $1,300,000. As noted above, Hanover took a provision of $4,793,000 in the quarter ended September 30, 1999 and recorded certain other operating expenses in connection with its decision to sell HCP-2. During 2001, Hanover determined that it would not sell HCP-2. Hanover is considering engaging in activity unrelated to the REMIC activity for which this subsidiary was originally organized. We cannot assure you that we will be able to engage in activity in HCP-2.

HCP-2 is an unconsolidated mortgage finance subsidiary that was organized in October 1998 to execute a REMIC financing securitization for Hanover. The financing structure required certain costs of the securitization (net premiums, hedging and deferred financing costs) to be capitalized in this subsidiary. Substantially all of HCP-2's net equity ($4,473,000 at September 30, 1999) consisted of these capitalized expenses. These deferred financing costs were being amortized through net interest income (expense) over the anticipated life of the respective mortgage loans and recorded by Hanover in its economic ownership percentage (99%) of this net loss through September 30, 1999. As a result of the provision for the expected sale of HCP-2, Hanover believes it will not record future losses from HCP-2.

Hanover recognized equity in losses of HTC, its worldwide web-based exchange for loan pool trading and loan sale advisory services, of $1,495,000 for 2000 and $31,000 for 1999. HTC was organized in May 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions and other finance companies via the Internet. HTC recorded revenue of $141,000 for the year ended December 31, 2000 and $0 for 1999. HTC operating expenses for the year ended December 31, 2000 totaled $1,683,000 and $32,000 for the similar period in 1999. The 2000 expenses included personnel expense of $790,000, technology expense for web hosting and web graphics of $230,000 and premises expense of $130,000. Depreciation and amortization of $151,000 for 2000 includes $149,000 of amortization of capitalized software costs. Travel and entertainment expense of $175,000 includes $42,000 to introduce the HTC web site at the Mortgage Bankers Association Conference.

The table below highlights Hanover's historical quarterly trends and components of return on average equity for 1999, 2000 and 2001.

                      Net                                        Equity in
                    Interest  Gain on                             Income
                     Income   Sale of  Other Gains  Operating    (Loss) of    Annualized
       For the      (Loss)/   Assets/   (Losses)/   Expenses/  Subsidiaries/   Return on
   Quarters Ended    Equity   Equity     Equity      Equity       Equity        Equity
------------------  --------  -------  -----------  ---------  -------------  ----------
March 31, 1999       11.36%    2.97%      0.00%       4.85%       (5.15%)        4.33%
June 30, 1999         9.89%    0.01%      0.00%       5.25%       (4.30%)        0.35%
September 30, 1999   (6.57%)   1.19%    (75.10%)      8.65%       (3.65%)      (92.78%)
December 31, 1999    11.01%    0.00%      0.13%       9.46%        2.81%         4.51%
March 31, 2000       10.91%    1.57%      0.00%       7.74%        0.71%         5.45%
June 30, 2000        10.99%    2.62%      0.00%       7.95%        0.43%         6.09%
September 30, 2000   13.40%    0.00%      1.16%       4.31%       (4.01%)        6.24%
December 31, 2000    12.43%    6.61%      0.00%       6.24%       (6.41%)        6.39%
March 31, 2001       10.10%    8.51%      0.43%       6.54%       (6.27%)        6.23%
June 30, 2001        14.05%    8.43%      0.00%       7.46%       (8.37%)        6.65%
September 30, 2001   13.97%   11.05%      0.00%      10.85%       (7.24%)        6.93%
December 31, 2001    14.66%   15.04%     (0.27%)     10.25%       (9.01%)       10.18%

Note: Average equity excludes unrealized loss on investments available for sale.

The following table reflects the average balances for each major category of Hanover's interest earning assets as well as Hanover's interest bearing liabilities with the corresponding effective rate of interest annualized as follows (dollars in thousands):

                 INTEREST EARNING ASSETS AND RELATED LIABILITIES

                                                                   Years Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2001                      2000                     1999
                                            --------------------      --------------------      -------------------
                                             Average   Effective       Average   Effective      Average   Effective
                                             Balance   Rate (1)        Balance   Rate (1)       Balance   Rate (1)
                                            --------   ---------      --------   ---------      -------   ---------
Interest earning assets:
  Mortgage loans                            $    231      8.10%       $    300     87.79%      $102,890      6.55%
  CMO collateral                             193,840      7.41%        247,850      7.46%       217,804      6.92%
  Agency MBS                                  15,401      7.98%         41,072      7.28%        52,017      6.85%
  Private placement notes                     14,676     17.11%         20,266     16.84%        17,660      4.21%
                                            --------     -----        --------     -----       --------      ----
                                             224,148      8.08%        309,488      8.13%       390,371      6.69%
                                            --------                  --------                 --------
Interest bearing liabilities:
  Reverse repurchase borrowings
    on mortgage loans                             --        --              --        --         93,998      6.36%
  CMO borrowings                             181,669      6.72%        233,843      7.49%       196,175      7.01%
  Reverse repurchase borrowings on:
   CMO collateral                              2,536      7.16%          3,515      7.45%         9,610      4.21%
   Agency MBS                                  9,732      6.40%         29,020      5.71%        48,850      5.50%
   Private placement notes                     6,085      6.86%          7,544      7.81%         4,680      5.96%
                                            --------     -----        --------     -----       --------      ----
                                             200,022      6.71%        273,922      7.31%       353,313      6.54%
                                            --------                  --------                 --------

   Net interest earning assets              $ 24,126                  $ 35,566                 $ 37,058
                                            ========                  ========                 ========
Net interest spread                                       1.37%                     0.82%                    0.15%
                                                         =====                     =====                     ====
Yield on net interest earnings assets (2)                19.45%                    14.43%                    8.15%
                                                         =====                     =====                     ====

(1)  Loan loss provisions are included in the above calculations.

(2) Yield on net interest earning assets is computed by dividing the applicable net interest income after loan loss provision by the average daily balance of net interest earning assets.

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

                               NET INTEREST INCOME

                                                  Years Ended December 31,
                            --------------------------------------------------------------------
                                    2001                    2000                    1999
                            --------------------    --------------------    --------------------
                              Net        Loan         Net         Loan        Net         Loan
                            Interest     Loss       Interest      Loss      Interest      Loss
                             Income    Provision     Income    Provision     Income    Provision
                            --------   ---------    --------   ---------    --------   ---------
Mortgage loans              $     19   $      --    $    264   $      --    $    829   $     (76)
CMO collateral                 2,219        (246)        963        (249)      1,078        (152)
Agency MBS                       606          --       1,330          --         876          --
Private placement MBS          2,556        (463)      3,450        (626)        682        (218)
Other                            869          --         656          --         943          --
                            --------   ---------    --------   ---------    --------   ---------
Total net interest income   $  6,269   $    (709)   $  6,663   $    (875)   $  4,408   $    (446)
                            ========   =========    ========   =========    ========   =========

CMO Collateral

Net interest income generated from the CMO collateral (including mortgage loans and MBS pledged to CMOs) is as follows (dollars in thousands):

                                                              Years Ended December 31,
                                                        -------------------------------------
                                                           2001          2000          1999
                                                        ---------     ---------     ---------
      Average asset balance                             $ 193,840     $ 247,850     $ 217,804
      Average CMO borrowing balance                       181,669       233,843       196,175
      Average reverse repo borrowing balance                2,536         3,515         9,610
                                                        ---------     ---------     ---------
      Net interest earning assets                           9,635        10,492        12,019

      Average leverage ratio                                95.03%        95.77%        94.48%

      Effective interest income rate                         7.54%         7.56%         6.99%
      Effective interest expense rate                        6.72%         7.49%         7.01%
      Effective interest expense rate - Repo                 7.16%         7.45%         4.21%
                                                        ---------     ---------     ---------
      Net interest spread                                    0.81%         0.07%         0.12%

      Interest income                                   $  14,612     $  18,745     $  15,227
      Interest expense                                     12,211        17,521        13,745
      Interest expense - Repo                                 182           262           405
                                                        ---------     ---------     ---------
      Net interest income before loan loss provision        2,219           963         1,078
      Loan loss provision                                    (246)         (249)         (152)
                                                        ---------     ---------     ---------
      Net interest income after loan loss provision     $   1,973     $     714     $     926
                                                        =========     =========     =========

      Yield on net interest earning assets after loan
      loss provision                                        20.48%         6.80%         7.70%
                                                        =========     =========     =========

In 2000, Hanover issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The Hanover 2000-A CMO securities carry a fixed interest rate of

6.50%. The Hanover 2000-A securities are collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained MBS from Hanover 98-B.

In 1999, Hanover securitized $249,932,000 (par value) of mortgage loans in two securitizations. The securitizations were accomplished in a grantor/owner trust format (CMO) through a wholly-owned subsidiary, Hanover SPC-A, Inc. The transactions were accounted for as financings for both GAAP and tax accounting purposes.

In a GAAP financing, Hanover continues to record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans. The primary source of financing for these mortgage loans was the CMO borrowing. These financings represent the liability for certain investment-grade mortgage notes issued by Hanover. The interest expense on this financing represents the coupon interest amount to be paid to those note holders.

Hanover's net equity in these transactions was leveraged through reverse repo financing. At December 31, 2001, Hanover had $1,910,000 of reverse repo financing against its net equity in these transactions.

Interest expense includes the interest on CMO borrowings, interest on the related reverse repos and amortization of certain deferred financing costs and interest rate caps.

Agency Mortgage Securities

Net interest income generated from investments in Agency mortgage securities is as follows (dollars in thousands):

                                                            Years Ended December 31,
                                                        -------------------------------
                                                         2001        2000        1999
                                                        -------     -------     -------
      Average asset balance                             $15,401     $41,072     $52,017
      Average reverse repo borrowing balance              9,732      29,020      48,850
                                                        -------     -------     -------
      Net interest earning assets                         5,669      12,052       3,167

      Average leverage ratio                              63.19%      70.66%      93.91%

      Effective interest income rate                       7.98%       7.28%       6.85%
      Effective interest expense rate                      6.40%       5.71%       5.50%
                                                        -------     -------     -------
      Net interest spread                                  1.58%       1.57%       1.35%

      Interest income                                   $ 1,229     $ 2,989     $ 3,564
      Interest expense                                      623       1,659       2,688
                                                        -------     -------     -------
      Net interest income before loan loss provision        606       1,330         876
      Loan loss provision                                    --          --          --
                                                        -------     -------     -------
      Net interest income after loan loss provision     $   606     $ 1,330     $   876
                                                        =======     =======     =======

      Yield on net interest earning assets after loan
      loss provision                                      10.70%      11.04%      27.65%
                                                        =======     =======     =======

In 2001, the Company purchased $125.8 million of Agency securities and sold $98.3 million.

In November 2000, Hanover purchased $1.9 million of GNMA securities. In December 2000, Hanover sold thirty-one FNMA Certificates, totaling $36.9 million of principal.

Interest expense includes the interest on the related reverse repos and amortization of deferred financing costs and interest rate caps.

Private Placement MBS

Net interest income generated from private placement MBS excluding securities pledged as collateral for CMOs is as follows (dollars in thousands):

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                          2001         2000         1999
                                                        --------     --------     --------
      Average asset balance                             $ 14,676     $ 20,266     $ 17,660
      Average reverse repo borrowing balance               6,085        7,544        4,680
                                                        --------     --------     --------
      Net interest earning assets                          8,591       12,722       12,980

      Average leverage ratio                               41.46%       37.23%       26.50%

      Effective interest income rate                       20.26%       19.93%        5.44%
      Effective interest expense rate                       6.86%        7.81%        5.96%
                                                        --------     --------     --------
      Net interest spread                                  13.40%       12.12%       (0.52%)

      Interest income                                   $  2,974     $  4,039     $    961
      Interest expense                                       418          589          279
                                                        --------     --------     --------
      Net interest income before loan loss provision       2,556        3,450          682
      Loan loss provision                                   (463)        (626)        (218)
                                                        --------     --------     --------
      Net interest income after loan loss provision     $  2,093     $  2,824     $    464
                                                        ========     ========     ========

      Yield on net interest earning assets after loan
      loss provision                                       24.37%       22.19%        3.58%
                                                        ========     ========     ========

The Private Placement MBS category includes (i) interest-only notes, and principal-only notes that Hanover created in its second securitization, 1998-B, and (ii) starting in June 1999, subordinate MBS that Hanover purchased in the open market.

Hanover's investment in 1998-B private placement MBS at December 31, 2001 includes an $11,141,000 investment in six investment-grade notes ("AA", "A" and "BBB"), six interest-only notes, six below-investment-grade notes and three principal-only notes.

The 1998-B interest-only notes will be adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the pass through rate on the securitization. In all likelihood, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates.

Hanover's investment in private placement MBS at December 31, 2001 includes an investment of $0.5 million carrying value in 1998-B interest-only notes, an investment of $0.8 million carrying value in 1998-B principal-only notes and an investment of $11.0 million carrying value in below-investment- grade subordinate MBS classified as held to maturity, available for sale or trading.

During 2001, Hanover purchased $16.4 million of below-investment-grade MBS from third parties and sold $34.6 million of below-investment-grade MBS to third parties.

During 2000, Hanover purchased $6.0 million of below-investment-grade MBS from third parties, sold $5.9 million of below-investment-grade MBS to third parties, purchased $13.8 million of below- investment-grade subordinate MBS from HCP, and transferred $9.9 million of investment-grade and below-investment-grade subordinate MBS from Hanover's 1998-B CMO to Collateral for the 2000-A CMO.

During 1999, Hanover purchased twelve below-investment-grade subordinate MBS from third parties.

Other interest income

Interest income from non-mortgage assets is as follows (dollars in thousands):

                                       Years Ended December 31,
                                       ------------------------
                                       2001      2000      1999
                                       ----      ----      ----
                 Overnight investing   $257      $124      $598
                 Related party notes    612       532       345
                                       ----      ----      ----
                                       $869      $656      $943
                                       ====      ====      ====

TAXABLE INCOME

Hanover's taxable income for the year ended December 31, 2001 is estimated at $1,779,000. Taxable income differs from GAAP net income for the year ended December 31, 2001 due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 2001 (dollars in thousands):

            GAAP net income                                                $ 3,160

               GAAP gain on sale                                            (4,003)
               Tax gain on sale                                              3,541
               Utilization of capital loss carryforward                     (3,541)
               Equity in net loss of unconsolidated subsidiaries             3,255
               Gain  on mark-to-market of mortgage securities, net of
                    associated hedge                                          (558)
               Loan loss provision, net of realized losses                     470
               Tax amortization of net premiums on mortgages, CMO
                     collateral and mortgage securities and interest
                     accrual in excess of GAAP amortization and interest
                     accrual                                                  (306)
               Deduction for tax for exercise of non-qualified stock
                     options                                                  (170)
               Other                                                           (69)
                                                                           -------
            Estimated taxable income                                       $ 1,779
                                                                           =======

As a REIT, Hanover is required to pay dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of Hanover's taxable income for each year by the time Hanover files its Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. For the year ended December 31, 2001, a portion of dividends paid to shareholders was deemed to be a return of capital for income tax purposes.

LIQUIDITY

The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repos and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

The Company has exposure to market-driven liquidity events due to the short-term reverse repo financing it has in place against its MBS. If a significant decline in the market value of the

Company's MBS portfolio should occur, the Company's available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, Hanover may be forced to sell certain investments to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company had one committed reverse repo line of credit in place at December 31, 2001 and five uncommitted lines of credit. At December 31, 2001, the Company had available capacity to borrow $10 million under the committed line. Management may add additional committed and uncommitted lines of credit in the future.

Net cash used in operating activities for the year ended December 31, 2001 was $29,644,000 compared to net income of $3,160,000 for the year. Significant non-cash charges and expenses included $3,255,000 of equity in net loss of unconsolidated subsidiaries and loan loss provision of $709,000, offset by gain on sale of mortgage assets of $3,782,000 and gain on mark to market of mortgage securities of $1,058,000. Purchase of trading securities used $142,540,000, partially offset by sales of trading securities of $113,945,000.

Net cash provided by investing activities amounted to $74,137,000 during the year ended December 31, 2001. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $59,701,000, (ii) proceeds from the sale of mortgage assets of $16,076,000 and (iii) principal payments received on mortgage securities of $5,067,000. These were partially offset by cash payments to purchase mortgage securities from third parties of $4,431,000.

Cash flows from financing activities used $45,505,000 during the year ended December 31, 2001. The Company made repayments on CMO borrowings of $59,207,000, partially offset by net borrowings from its reverse repo lenders of $18,578,000. Hanover also paid dividends of $3,411,000 and purchased an additional 246,900 shares of its common stock for $1,736,000 during the year.

CAPITAL RESOURCES

The Company regularly invests its capital in MBS through Hanover, its primary investment vehicle. Hanover has also invested a limited amount of its capital in HTC. From the inception of HTC in May 1999 until December 31, 2001, Hanover advanced $7,654,000 in the form of loans, and $79,000 in the form of inter-company advances, to HTC. The Company believes that HTC will not need substantial capital investments to fund operating activities in 2002. The Company continues to pursue an alternative structure whereby Hanover would no longer hold an interest in HTC and would not be responsible for its capital or operating needs. In addition, the Company is currently attempting to raise outside capital to address HTC's capitalized software budget and operating needs. There can be no assurance that the Company will not be required to provide additional funding to HTC if these efforts prove unsuccessful.

RISK FACTORS

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. Hanover believes that it was in full compliance with the REIT tax rules as of December 31, 2001 and intends to remain in compliance with all REIT tax rules. If Hanover fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Hanover will be subject to Federal income tax as a regular, domestic corporation, and its stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to its stockholders in any year in which Hanover fails to qualify as a REIT would not be deductible by Hanover in computing its taxable income. As a result, Hanover could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, Hanover could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

Investments in Certain Mortgage Assets

The Company takes certain risks in investing in non-standard, single-family mortgage loans and securities collateralized by such loans. If these mortgage loans are missing relevant documents, such as the original note, they may be difficult to enforce. These mortgage loans may also have inadequate property valuations. In addition, if a single-family mortgage loan has a poor payment history, it is more likely to have future delinquencies because of poor borrower payment habits or a continuing cash flow problem.

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

If the Company were to invest in commercial mortgage loans, the Company may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of December 31, 2001, the Company did not have any commercial mortgage loan investments. However, the Company may elect to make such investments in the future.

Negative Effects of Fluctuating Interest Rates

Changes in interest rates may impact the Company's earnings in various ways. Approximately one third of the Company's mortgage loans held as collateral for CMOs are adjustable rate mortgages ("ARMs"). Therefore, rising short-term interest rates may negatively affect the Company's earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by the Company are subject to such limitations, while adjustments in the interest rate on the Company's borrowings are not correspondingly limited. As a result, in periods of rising interest rates, the Company's net interest income could decline.

The rate of prepayment on the Company's mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize any premiums paid on the acquisition of its mortgage loans faster than currently anticipated, resulting in a reduced yield on its mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on the prepaid mortgage loans, the Company's earnings may be adversely affected.

Insufficient Demand for Mortgage Loans and the Company's Loan Products

The availability of mortgage loans that meet the Company's criteria depends on, among other things, the size of and level of activity in the residential, multifamily and commercial real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, inflation and deflation in property values and the general regulatory and tax environment as it relates to mortgage lending. If the Company cannot obtain sufficient mortgage loans or mortgage securities that meet its criteria, its business will be adversely affected.

Investment in Subsidiary

As of December 31, 2001, Hanover advanced $7,654,000 to HTC in the form of loans. The Company anticipates that HTC will not need substantial capital investments to fund operating activities in 2002. In addition, the Company continues to pursue an alternative structure whereby Hanover would no longer hold an interest in HTC and would not be responsible for its capital needs. In addition, the Company is currently attempting to raise outside capital to address HTC's capitalized software budget and operating needs. HTC has a limited operating history and has not been profitable to date.

Restructure

Our ability to implement a restructuring of our corporate organization to separate the investment activities of Hanover from the operating results of HanoverTrade.com, Inc. and Hanover Capital Partners Ltd. cannot be assured. We continue to investigate the tax, accounting and legal ramifications of the plan and consider various alternatives. It is possible that the final structure could change. In addition, we cannot assure you when or whether we will be able to accomplish a restructuring of our corporate organization that achieves our objectives. Until a restructuring can be accomplished, Hanover will continue to record 97% of the earnings or losses of HTC and HCP.

Investment Company Act

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of December 31, 2001, the Company believes that it is in compliance with this requirement.

State and Local Taxes

Hanover's shareholders may be subject to state or local taxation in various jurisdictions, including those in which Hanover transacts business or where the shareholders reside. The state and local tax treatment of Hanover's shareholders may not conform to Federal income tax consequences discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Hanover shares.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During 2001, the Company used certain derivative financial instruments as hedges of anticipated transactions relating to its mortgage securities.

The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding, securitization and sale of its fixed-rate mortgage loan portfolio and certain mortgage securities. The Company generally closes out the hedge position to coincide with the related sale or securitization transactions. As such hedges are considered freestanding derivatives for accounting purposes, the Company recognizes changes in the fair value of such hedges in earnings in the period of change.

At December 31, 2001, the Company had forward commitments to sell $7.2 million (par value) and to buy $0.7 million (par value) of Agency mortgage securities that had not yet settled. The net forward commitments of $6.5 million were entered into to partially hedge the expected sale of approximately $10.1 million principal balance of subordinate MBS classified as trading.

The primary risk associated with selling short Agency securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the hedged asset (fixed-rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency security; this gain should offset a corresponding decline in the value of the hedged assets. Conversely, if interest rates decrease, the market value of the hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency security; this loss should be offset by a corresponding gain in value of the hedged assets. To mitigate interest rate risk, an effective matching of Agency securities with the hedged assets needs to be monitored closely. Senior management monitors the changes in weighted average duration and coupons of the hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency securities.

The Company also enters into interest rate hedge mechanisms (interest rate caps) to manage its interest rate exposure on certain reverse repo financing and floating rate CMOs. For interest rate caps designated as cash flow hedges for accounting purposes, the effective portion of the gain or loss due to changes in fair value is reported in other comprehensive income, and the ineffective portion is reported in earnings in the period of change. For interest rate caps designated as freestanding derivatives for accounting purposes, changes in fair value are recognized in earnings in the period of change.

At December 31, 2001, the Company had the following interest rate caps in effect (dollars in thousands):

                  Notional                                                 Accounting
                   Amount       Index      Strike %  Maturity Date         Designation
                  --------  -------------  --------  -------------    -----------------------
                  $ 11,000  3 Month LIBOR   7.695%     October 2003   Freestanding Derivative
                    30,000  1 Month LIBOR    7.25%      August 2002   Cash Flow Hedge
                    20,000  1 Month LIBOR    7.75%      August 2004   Cash Flow Hedge
                  --------
                  $ 61,000
                  ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At December 31, 2001, the Company owned $2,391,000 of mortgage loans held for sale of which $2,172,000 is expected to be sold to HDMF-I. Hanover expects to transfer these loans to HDMF-I with no resulting gain or loss to Hanover. In general, Hanover expects that future loan purchases will be conducted by HDMF-I, and Hanover does not currently plan to purchase additional loans for its own account. If the Company resumes its strategy of purchasing mortgage loans for its own account, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repo financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its reverse repo financing and the yield on the mortgage loans. The Company's reverse repo financing at December 31, 2001 was indexed to LIBOR plus a spread of 90 to 175 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating-rate reverse repo financing for certain fixed-rate MBS. At December 31, 2001, the Company had a total of $31,428,000 of floating-rate reverse repo financing compared to $51,183,000 of fixed-rate MBS investments. The Company has attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At December 31, 2001, the Company did not have any significant mortgage loans held for sale. The mortgage securities held for trading were hedged with the short sale of mortgage securities described above.

In the case of mortgage loans held for sale, hedging gains and losses and other related hedging costs are deferred and are recorded as an adjustment of the hedged assets or liabilities. The hedging gains and losses along with the other related hedging costs are amortized over the estimated life of the asset or liability. This hedging of mortgage assets should, if properly executed, adjust the carrying value of the fixed mortgage loan pools to reflect current market pricing. The costs of the individual hedging transactions can vary greatly depending upon the market conditions.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $106,738,000 of fixed-rate mortgage loans and $45,144,000 of adjustable-rate mortgage loans and $9,840,000 of mortgage securities at December 31, 2001. The primary financing for this asset category is the CMO debt of $151,096,000 and, to a much lesser extent, reverse repos of $1,910,000. The reverse repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repo matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $50 million at December 31, 2001.

Mortgage Securities

At December 31, 2001, the Company owned certain fixed-rate Agency and private placement mortgage securities and certain interest-only and principal-only private placement mortgage securities with an aggregate carrying value of $41,343,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. The interest-only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest-only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

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

(b) Reports on Form 8-K

      The Company did not file any current reports on Form 8-K during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                        HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                     By           /s/ J. Holly Loux
                                        ----------------------------------------
                                                      J. Holly Loux
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on April 1, 2002.

         SIGNATURE                              TITLE


/s/ John A. Burchett                  Chairman of the Board of Directors
--------------------------            and Chief Executive Officer
    John A. Burchett


/s/ Irma N. Tavares                   Senior Managing Director and a Director
--------------------------
    Irma N. Tavares


/s/ Joyce S. Mizerak                  Senior Managing Director, Secretary and a Director
--------------------------
    Joyce S. Mizerak


/s/ George J. Ostendorf               Senior Managing Director and a Director
--------------------------
    George J. Ostendorf


/s/ John A. Clymer                    Director
--------------------------
    John A. Clymer


/s/ Joseph J. Freeman                 Director
--------------------------
    Joseph J. Freeman


/s/ James F. Stone                    Director
--------------------------
    James F. Stone


/s/ Saiyid T. Naqvi                   Director
--------------------------
    Saiyid T. Naqvi


/s/ John N. Rees                      Director
--------------------------
    John N. Rees


/s/ Thomas P. Kaplan                  Managing Director
--------------------------
    Thomas P. Kaplan


/s/ J. Holly Loux                     Chief Financial Officer
--------------------------
    J. Holly Loux

                                  EXHIBIT INDEX

3.1(1)            Articles of Incorporation of Hanover, as amended

3.2(1)            By-Laws of Hanover

4.1(1)            Specimen Common Stock Certificate

4.2(1)            Warrant Agreement pursuant to which Warrants were issued
                  (including form of Warrant)

4.3(1) Representatives' Warrant Agreement pursuant to which the Representatives' Warrants were issued

4.4(1)            Specimen Unit Certificate

10.3*(1)          Registration Rights Agreement

10.4*(1)          Shareholders' Agreement of Hanover Capital Partners Ltd

10.4.1*(6)        Termination of the Shareholders' Agreement of Hanover Capital
                  Partners Ltd

10.5*(1)          Agreement and Plan of Recapitalization

10.6*(1)          Bonus Incentive Compensation Plan

10.7*(1)          1997 Executive and Non-Employee Director Stock Option Plan

10.7.1*(3)        1999 Equity Incentive Plan

10.8*(1)          Employment Agreement by and between Hanover and John A.
                  Burchett

10.8.1*(1)        First Amendment to Employment Agreement by and between Hanover and John A. Burchett

10.9*(1)          Employment Agreement by and between Hanover and Irma N.
                  Tavares

10.9.1*(1)        First Amendment to Employment Agreement by and between Hanover and Irma N. Tavares

10.10*(1)         Employment Agreement by and between Hanover and Joyce S.
                  Mizerak

10.10.1*(1)       First Amendment to Employment Agreement by and between Hanover and Joyce S. Mizerak

10.11*(1)         Employment Agreement by and between Hanover and George J.
                  Ostendorf

10.11.1*(1)       First Amendment to Employment Agreement by and between Hanover and George J. Ostendorf

10.11.2*          Employment Agreement by and between Hanover and Thomas P. Kaplan

10.12(1) Standard Form of Office Lease, dated as of May 6, 1991, by and between Irwin Kahn and HCP, as amended by the First Amendment of Lease, dated as of July 1, 1996

10.12.1(3)        Second Amendment of lease, dated as of December 22, 1998, by and between FGP 90 West Street, Inc., successor to Irwin Kahn, and HCP

10.13(1) Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and HCMC, as amended by the First
                  Modification and Extension of Lease Amendment, dated as of February 28, 1997

10.14(3)          Office Lease Agreement, dated as of February 1, 1999, between
                  La Salle-Adams, LLC and HCP

10.16(1)          Office Lease and Service Agreement, dated as of August 28,
                  1995 by and between Federal Deposit Insurance Receiver for
                  Merchants Bank and HCP

10.25*(1)         Contribution Agreement

10.26*(1)         Participation Agreement

10.27*(1)         Loan Agreement

10.29(2) Management Agreement, dated as of January 1, 1998, by and between Hanover and HCP

10.30(3)          Amendment Number One to Management Agreement, dated as of
                  September 30, 1999

10.31(4) Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and Hanover
                  Capital Mortgage Holdings, Inc. and Hanover Capital Partners
                  Ltd. dated March 27, 2000

10.32(3)          Warehousing Credit and Security Agreement, dated as of April
                  30, 1999, by and between Bank United and Hanover, as amended by the First Amendment and Second Amendment thereto

10.32.1(4)        Third Amendment to Warehousing Credit and Security Agreement
                  dated as of April 30, 1999 by and between Bank United and
                  Hanover

10.32.2(6)        Fourth Amendment to Warehousing Credit and Security Agreement
                  dated as of May 31, 2000 by and between Bank United and
                  Hanover

10.33(5)          Stockholder Protection Rights Agreement

10.34(7) Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Hanover Capital Mortgage
                  Holdings, Inc, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

21                Subsidiaries of Hanover

23                Independent Auditors' Consent

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

(7) Incorporated herein by reference to the Company's form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchanges Commission.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

      Consolidated Subsidiaries of Hanover Capital Mortgage Holdings, Inc.

Subsidiary                                Jurisdiction             d/b/a
----------                                ------------             -----
Hanover Capital SPC, Inc.                    Delaware                None

Hanover Capital Repo Corp.                  Delaware                None

Hanover QRS-1 98-B, Inc.                    Delaware                None

Hanover QRS-2 98-B, Inc.                    Delaware                None

Hanover SPC-A, Inc.                         Delaware                None

     Unconsolidated Subsidiaries of Hanover Capital Mortgage Holdings, Inc.

Subsidiary                                 Jurisdiction             d/b/a
----------                                 ------------             -----
Hanover Capital Partners Ltd.                New York                None

Hanover Capital Mortgage Corporation(1)      Missouri          California d/b/a

                                                               Missouri Hanover
                                                               Capital Mortgage
                                                                  Corporation

Hanover Capital Securities, Inc.(1)          New York                None

Hanover Capital Partners 2, Inc.             Delaware                None

Hanover SPC-2, Inc.(2)                       Delaware                None

HanoverTrade.com, Inc.                       Delaware                None

Pamex Securities, LLC(3)                   New Jersey                None

HDMF-I LLC                                   Delaware                None



(1) Subsidiary of Hanover Capital Partners Ltd.
(2) Subsidiary of Hanover Capital Partners 2, Inc.
(3) Subsidiary of HanoverTrade.com, Inc.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
Independent Auditors' Report .............................................  F-2
Consolidated Financial Statements as of December 31, 2001 and 2000
  and for the Years Ended December 31, 2001, 2000 and 1999:
      Balance Sheets .....................................................  F-3
      Statements of Operations ...........................................  F-4
      Statements of Stockholders' Equity .................................  F-5
      Statements of Cash Flows ...........................................  F-6
      Notes to Consolidated Financial Statements .........................  F-7

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
Independent Auditors' Report .............................................  F-33
Consolidated Financial Statements as of December 31, 2001 and 2000
  and for the Years Ended December 31, 2001, 2000 and 1999:
      Balance Sheets .....................................................  F-34
      Statements of Operations ...........................................  F-35
      Statements of Stockholders' Equity .................................  F-36
      Statements of Cash Flows ...........................................  F-37
      Notes to Consolidated Financial Statements .........................  F-38

HANOVERTRADE.COM, INC. AND SUBSIDIARY
Independent Auditors' Report .............................................  F-44
Consolidated Financial Statements as of December 31, 2001 and 2000
  and for the Years Ended December 31, 2001 and 2000 and for the
  Period from May 28, 1999 (inception) to December 31, 1999:
      Balance Sheets .....................................................  F-45
      Statements of Operations ...........................................  F-46
      Statements of Stockholders' Equity .................................  F-47
      Statements of Cash Flows ...........................................  F-48
      Notes to Consolidated Financial Statements .........................  F-49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 22, 2002

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           DECEMBER 31,
                                                     ------------------------
ASSETS                                                  2001          2000
                                                     ----------    ----------
Mortgage loans:
     Held for sale                                   $    2,391    $      230
     Collateral for CMOs                                151,882       212,017
Mortgage securities pledged as collateral
  for reverse repurchase agreements:
     Available for sale                                   4,404        11,785
     Held to maturity                                       768         1,384
     Trading                                             33,182         1,743
Mortgage securities pledged as collateral for CMOs        9,840         9,877
Mortgage securities, not pledged:
     Available for sale                                   1,162         4,744
     Held to maturity                                        --         3,133
     Trading                                              1,827         3,057
Cash and cash equivalents                                 8,946         9,958
Accrued interest receivable                               1,960         2,466
Equity investments:
     Hanover Capital Partners Ltd.                        1,808         1,765
     HanoverTrade.com, Inc.                              (4,789)       (1,526)
     HDMF-I LLC                                              80            --
Notes receivable from related parties                    12,538         7,887
Due from related parties                                    842            38
Other receivables                                           777           911
Prepaid expenses and other assets                         1,889         3,140
                                                     ----------    ----------
TOTAL ASSETS                                         $  229,507    $  272,609
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                        $   33,338    $   14,760
CMO borrowing                                           151,096       210,374
Accrued interest payable                                  1,094         1,796
Dividends payable                                           855           865
Accrued expenses and other liabilities                    1,583           790
                                                     ----------    ----------
     TOTAL LIABILITIES                                  187,966       228,585
                                                     ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million
   shares authorized, -0- issued and outstanding
Common stock, par value $.01, 90 million shares
   authorized, 4,275,676 and 4,322,944 shares issued
   and outstanding at December 31, 2001 and 2000,
   respectively                                              43            43
Additional paid-in capital                               67,082        68,546
Retained earnings (deficit)                             (25,978)      (25,737)
Accumulated other comprehensive income                      394         1,172
                                                     ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                          41,541        44,024
                                                     ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  229,507    $  272,609
                                                     ==========    ==========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   2001        2000        1999
                                                                 --------    --------    --------
REVENUES:
     Interest income                                             $ 19,702    $ 26,692    $ 27,505
     Interest expense                                              13,433      20,029      23,097
                                                                 --------    --------    --------
          Net interest income                                       6,269       6,663       4,408
     Loan loss provision                                              709         875         446
                                                                 --------    --------    --------
          Net interest income after loan loss provision             5,560       5,788       3,962

     Gain on sale of mortgage assets                                3,782         819         146
     Gain (loss) on mark to market of mortgage assets,
        net of associated hedge                                       751         431      (4,292)
     Gain on sale of servicing rights                                  --          --         540
     Impairment charge on mortgage securities                          --          --      (2,225)
     Provision for (loss) on unconsolidated subsidiary                 --          --      (4,793)
     Other                                                            (28)         --          --
                                                                 --------    --------    --------
          Total revenue (loss)                                     10,065       7,038      (6,662)
                                                                 --------    --------    --------

EXPENSES:
     Legal and professional                                         1,247         555       1,201
     Management and administrative                                    847         759         894
     Personnel                                                        664       1,017       1,235
     Occupancy                                                        275         273          98
     Financing/commitment fees                                        246         281         404
     Other                                                            173         123         284
     Insurance                                                        164         128          75
     Casualty loss                                                     80          --          --
                                                                 --------    --------    --------
          Total expenses                                            3,696       3,136       4,191
                                                                 --------    --------    --------

          Operating income (loss)                                   6,369       3,902     (10,853)

Equity in income (loss) of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                                     43         455        (443)
     Hanover Capital Partners 2, Inc.                                  --          --      (1,300)
     HanoverTrade.com, Inc.                                        (3,263)     (1,495)        (31)
     HDMF-I LLC                                                       (35)         --          --
                                                                 --------    --------    --------

Income (loss) before cumulative effect of adoption of SFAS 133      3,114       2,862     (12,627)
Cumulative effect of adoption of SFAS 133                              46          --          --
                                                                 --------    --------    --------

NET INCOME (LOSS)                                                $  3,160    $  2,862    $(12,627)
                                                                 ========    ========    ========

BASIC EARNINGS (LOSS) PER SHARE:
     Before cumulative effect of adoption of SFAS 133            $   0.73    $   0.56    $  (2.12)
     Cumulative effect of adoption of SFAS 133                       0.01          --          --
                                                                 --------    --------    --------
     After cumulative effect of adoption of SFAS 133             $   0.74    $   0.56    $  (2.12)
                                                                 ========    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE:
     Before cumulative effect of adoption of SFAS 133            $   0.72    $   0.56    $  (2.12)
     Cumulative effect of adoption of SFAS 133                       0.01          --          --
                                                                 --------    --------    --------
     After cumulative effect of adoption of SFAS 133             $   0.73    $   0.56    $  (2.12)
                                                                 ========    ========    ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                        (in thousands, except share data)

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                     COMMON STOCK     ADDITIONAL  COMPREHENSIVE  RETAINED   COMPREHENSIVE
                                                 -------------------   PAID-IN       INCOME      EARNINGS      INCOME
                                                    SHARES    AMOUNT   CAPITAL       (LOSS)      (DEFICIT)     (LOSS)        TOTAL
                                                 ----------   ------  ----------  -------------  ---------  -------------  --------
BALANCE, DECEMBER 31, 1998                        6,321,899    $ 65    $ 78,069                  $ (9,955)    $(2,399)     $ 65,780
Repurchase of common stock                         (495,000)             (2,236)                                             (2,236)
Treasury stock par value reclass                                 (7)          7                                                  --
Comprehensive (loss):
    Net (loss)                                                                      $(12,627)     (12,627)                  (12,627)
    Other comprehensive (loss):
        Change in net unrealized gain
          (loss) on securities available for
          sale, net of reclassification
          adjustments                                                                  2,355                    2,355         2,355
        Equity in other comprehensive income
          of unconsolidated subsidiary                                                   148                      148           148
                                                                                    --------
Comprehensive (loss)                                                                $(10,124)
                                                                                    ========
Dividends declared                                                                                 (2,914)                   (2,914)
                                                 ----------    ----    --------                  --------     -------      --------
BALANCE, DECEMBER 31, 1999                        5,826,899      58      75,840                   (25,496)        104        50,506

Repurchase of common stock                       (1,503,955)    (15)     (7,294)                                             (7,309)
Comprehensive income:
    Net income                                                                      $  2,862        2,862                     2,862
    Other comprehensive income:
        Change in net unrealized gain
          (loss) on securities available
          for sale                                                                     1,216                    1,216         1,216
        Equity in other comprehensive loss of
          unconsolidated subsidiary                                                     (148)                    (148)         (148)
                                                                                    --------
Comprehensive income:                                                               $  3,930
                                                                                    ========
Dividends declared                                                                                 (3,103)                   (3,103)
                                                 ----------    ----    --------                  --------     -------      --------
BALANCE, DECEMBER 31, 2000                        4,322,944      43      68,546                   (25,737)      1,172        44,024

Repurchase of common stock                         (246,900)     (2)     (1,733)                                             (1,735)
Exercise of options                                  62,898       1         270                                                 271
Exercise of warrants                                136,734       1          (1)                                                 --
Comprehensive income:
    Net income                                                                      $  3,160        3,160                     3,160
    Other comprehensive income:
        Change in net unrealized gain (loss)
           on securities available for sale                                             (561)                    (561)         (561)
        Change in net unrealized gain (loss)
         on interest rate caps designated as
         hedges                                                                          235                      235           235
        Unrealized cumulative effect of
          adoption of SFAS 133                                                          (452)                    (452)         (452)
                                                                                    --------
Comprehensive income                                                                $  2,382
                                                                                    ========
Dividends declared                                                                                 (3,401)                   (3,401)
                                                 ----------    ----    --------                  --------     -------      --------
BALANCE, DECEMBER 31, 2001                        4,275,676    $ 43    $ 67,082                  $(25,978)    $   394      $ 41,541
                                                 ==========    ====    ========                  ========     =======      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              2001          2000          1999
                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $    3,160    $    2,862    $  (12,627)
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
          Amortization of net premium and deferred costs                          363           203         4,300
           Loan loss provision                                                    709           875           446
           (Gain) on sale of servicing rights                                      --            --          (540)
           (Gain) on sale of mortgage assets                                   (3,782)         (873)         (146)
           (Gain) loss on mark to market of mortgage assets                    (1,058)         (816)        4,292
           (Gain) on market to market of mortgage assets for SFAS 133             (50)           --            --
           Impairment charge on mortgage securities                                --            --         2,225
           Provision for loss on sale of unconsolidated subsidiary                 --            --         4,793
           Purchase of trading securities                                    (142,540)       (7,634)           --
           Sale of trading securities                                         113,945         2,709            --
           Equity in net loss of unconsolidated subsidiaries                    3,255         1,041         1,774
           Decrease in accrued interest receivable                                506           460         1,014
           (Increase) decrease in notes receivable from related parties        (4,651)          300        (4,294)
           (Increase) decrease in due from related parties                       (804)          (93)          169
           (Increase) decrease in other receivables                               134          (761)        1,104
           (Increase) decrease in prepaid expenses and other assets             1,078        (1,230)       (1,305)
           Increase (decrease) in accrued interest payable                       (702)         (637)        1,039
           Increase (decrease) in accrued expenses and other liabilities          793          (312)          432
                                                                           ----------    ----------    ----------
                Net cash (used in) provided by operating activities           (29,644)       (3,906)        2,676
                                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans                                                  (2,172)           --        (1,449)
   Purchase of mortgage securities                                             (4,431)       (2,934)       (3,668)
   Purchase of mortgage securities from affiliate                                  --       (13,845)           --
   Principal payments received on mortgage securities                           5,067         8,001        12,895
   Principal payments received on collateral for CMOs                          59,701        57,254        61,613
   Principal payments received on mortgage loans held for sale
     and held to maturity                                                          11            21        44,429
   Proceeds from sale of mortgage assets                                       16,076        43,054        30,909
   Proceeds from sale of servicing rights                                          --            --           786
   Additions to investments                                                      (115)           --            --
                                                                           ----------    ----------    ----------
              Net cash provided by investing activities                        74,137        91,551       145,515
                                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from (repayment of) reverse repurchase agreements            18,578       (40,962)     (314,368)
   Net (repayment of) borrowing from CMOs                                     (59,207)      (45,685)      177,624
   Increase in CMO discount                                                        --         1,069            --
   Payment of dividends                                                        (3,411)       (2,822)       (3,026)
   Repurchase of common stock                                                  (1,736)       (7,309)       (2,235)
   Exercise of options                                                            271            --            --
   Equity investment in Subsidiary                                                 --            --            (1)
                                                                           ----------    ----------    ----------
              Net cash (used in) financing activities                         (45,505)      (95,709)     (142,006)
                                                                           ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,012)       (8,064)        6,185

CASH AND CASH EQUIVALENTS, BEGINNING OF  YEAR                                   9,958        18,022        11,837
                                                                           ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $    8,946    $    9,958    $   18,022
                                                                           ==========    ==========    ==========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HTC. The principal business strategy of Hanover is to invest in mortgage-backed securities ("MBS") and mortgage loans for its own account, and, commencing in 2001, for third parties. The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HTC is to generate fee income by operating an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage loans and mortgage securities and to generate fee income through HCP, HTC and third party asset-management contracts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION - The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

USE OF ESTIMATES; RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Actual results could differ from the estimates. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, overnight investments deposited with banks and government securities with maturities less than 30 days.

MORTGAGE LOANS - The Company's policy is to classify each of its mortgage loans as held for sale as they are purchased and each asset is monitored for a period of time, generally four to nine months, prior to making a determination as to whether the asset will be classified as held to maturity. Mortgage loans that are securitized in a collateralized mortgage obligation ("CMO") are classified as collateral for CMOs as of the closing date of the CMO. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held to maturity and CMO collateral are reported at the lower of the original cost of the mortgaged loans or the market value of the mortgage loans as of the date they were designated as CMO collateral or held to maturity.

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

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated unpaid accrued interest income is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

MORTGAGE SECURITIES - The Company's policy is to generally classify mortgage securities as available for sale as they are acquired. Each available for sale mortgage security is monitored for a period of time prior to making a determination whether the asset will be classified as held to maturity or trading. Management reevaluates the classification of the mortgage securities on a quarterly basis.

Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Mortgage securities designated as trading are reported at fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings.

Mortgage securities classified as held to maturity are carried at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. The amortization of premiums or accretion of discounts and any unrealized losses deemed other than temporary are included in current period earnings.

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

The Company purchases both investment-grade and below-investment-grade MBS. Below-investment-grade MBS have the potential to absorb credit losses caused by delinquencies and defaults on the underlying mortgage loans. When purchasing below-investment-grade MBS, the Company leverages HCP's due diligence operations and management's substantial mortgage credit expertise to make a thorough evaluation of the underlying mortgage loan collateral. The Company monitors the delinquencies and defaults on the underlying mortgages of its mortgage securities and, if an impairment is deemed to be other than temporary, reduces the carrying value to fair value. The Company's loan loss provision, utilized in establishing its loan loss allowance, is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The adjustment of the carrying value is made by reducing the cost basis of the individual security and the amount of such write-down is recorded directly against the loan loss allowance. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and may affect the dividends paid to stockholders for that tax year.

EQUITY INVESTMENTS - Hanover records its investments in HCP, HTC, HDMF-I LLC ("HDMF-I") and Hanover Capital Partners 2, Inc. ("HCP-2") on the equity method. Accordingly, Hanover records 97% of the earnings or losses of HCP and HTC, 31.45946% of HDMF-I and, until September 30, 1999, 99% of the earnings or losses of HCP-2 through its ownership of all of the non-voting preferred stock of HCP, HTC and HCP-2 and through its share of members' equity of HDMF-I. After writing off its investment in HCP-2 in September 1999, Hanover stopped recording earnings or losses of HCP-2. Hanover believes that HCP-2 has no value.

Hanover generally has no right to control the affairs of HCP, HCP-2 or HTC because Hanover's investment in those companies is based solely on ownership of non-voting preferred stock. Even though Hanover has no right to control the affairs of these companies, management believes that Hanover has the ability to exert significant influence over these companies and, therefore, these investments are accounted for on the equity method.

REVERSE REPURCHASE AGREEMENTS - Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

FINANCIAL INSTRUMENTS - The Company from time to time enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to changes in interest rates in connection with the purchase, holding, securitization and sale of its mortgage loan and mortgage securities portfolio. The Company generally closes out the hedge position to coincide with a long-term securitization financing transaction or with any sale. As such hedges are considered freestanding derivatives for accounting purposes, the Company recognizes changes in the fair value of such hedges in earnings in the period of change.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreements and CMO financing. For interest rate caps designated as cash flow hedges for accounting purposes, the effective portion of the gain or loss due to changes in fair value is reported in other comprehensive income, and the ineffective portion is reported in earnings in the period of change. For interest rate caps designated as freestanding derivatives for accounting purposes, changes in fair value are recognized in earnings in the period of change. Any payment received under the interest rate cap agreements is recorded as a reduction of interest expense on the reverse repurchase agreement financing.

For derivative financial instruments designated as hedge instruments for accounting purposes, the Company periodically evaluates the effectiveness of these hedges against the financial instrument being hedged. The Company considers a hedge to be effective so long as there is adequate correlation between the hedged results and the change in fair value of the hedged financial instrument. If the hedge instrument performance does not result in adequate correlation between the changes in fair value of the hedge instrument and the related hedged financial instrument, the Company will terminate the hedge for accounting purposes and mark the carrying value of the hedge instrument to market in earnings in the period of change. If a hedge instrument is sold or matures, or the criteria that were anticipated at the time the hedge instrument was entered into no longer exist, the hedge instrument is no longer designated as a hedge for accounting purposes. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current period income or loss to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedged results.

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

INCOME TAXES - Hanover has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax to the extent that its annual distributions to stockholders are equal to at least 90% of its taxable income and as long as certain asset, income and stock ownership tests are met.

EARNINGS PER SHARE - Basic earnings or loss per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings and losses. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and interest rate caps designated as hedges, are reported as separate components of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

RECLASSIFICATION - Certain reclassifications for prior years' amounts have been made to conform to the current year presentation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS 140"). The components of SFAS 140 that relate to disclosure and accounting for collateral were adopted by the Company for the year ended December 31, 2000. The Company adopted the remaining provisions of SFAS 140 in 2001. The adoption of SFAS 140 did not have an impact on the Company's financial statements, except for the requirement of additional disclosure with respect to certain MBS retained in connection with one of the Company's securitization transactions.

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended and interpreted, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the implementation of these financial standards, the Company adopted a hedging policy on January 1, 2001. Certain of the hedges that the Company had in place as of December 31, 2000 were designated as Fair Value Hedges, certain of the hedges that the Company had in place were designated as Cash Flow Hedges and certain of the hedges that the Company had in place were designated as freestanding derivatives.

On September 28, 2001, the Company elected to discontinue hedge accounting for its fair value hedges and transferred 5 securities with a carrying value of $3,124,000 from available for sale to trading. As a result of this transfer, $39,000 in previously unrealized mark to market adjustments was reflected as income. On September 28, 2001, the derivative instruments that had been designated as fair value hedges were redesignated as freestanding derivatives.

Changes in the fair value of Fair Value Hedges were reflected in income, and an offsetting amount reflecting changes in fair value of the related hedged assets were also reflected in income for the period from January 1, 2001 through September 28, 2001. The effect of this treatment was to reflect in income any ineffective portion of such hedges.

Changes in the fair value of Cash Flow Hedges are reflected as other comprehensive income or loss, but only to the extent that the hedging relationship is expected to be highly effective. The ineffective portion of changes in the fair value of cash flow hedges is reflected in income.

Changes in the fair value of freestanding derivatives are reflected in income.

The following table summarizes the impact of adopting SFAS 133 on January 1, 2001:

                                                                                Comprehensive
                                                                                   Income           Earnings
                                                                                -------------       --------
Gain (loss) on mark-to-market of:
  Cash flow hedges designated against floating rate borrowings                     $(408)           $  -
  Freestanding derivatives, expired in first quarter                                   -              83
  Freestanding derivatives, still outstanding                                          -             (87)
  Mortgage securities transferred to trading from held-to-maturity                     -              50
  Mortgage securities transferred to available-for-sale from held-to-maturity        (44)              -
                                                                                   -----            ----
Total                                                                              $(452)           $ 46
                                                                                   =====            ====

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the consolidated financial position or results of operations of the Company.

3. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                    DECEMBER 31, 2001                    DECEMBER 31, 2000
                                           ----------------------------------    --------------------------------
                                             Fixed     Adjustable                  Fixed    Adjustable
                                              Rate        Rate         Total       Rate       Rate         Total
                                           --------    ----------    --------    --------   ----------   --------
      Principal amount of mortgage loans   $    560    $    2,627    $  3,187    $     31   $      199   $    230
      Net premium (discount) and deferred      (159)         (637)       (796)         --           --         --
        costs
      Loan loss discount                         --            --          --          --           --         --
                                           --------    ----------    --------    --------   ----------   --------
      Carrying value of mortgage loans     $    401    $    1,990    $  2,391    $     31   $      199   $    230
                                           ========    ==========    ========    ========   ==========   ========

        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                     DECEMBER 31, 2001                       DECEMBER 31, 2000
                                           ------------------------------------    ------------------------------------
                                             Fixed      Adjustable                   Fixed      Adjustable
                                              Rate         Rate         Total        Rate          Rate         Total
                                           ---------    ----------    ---------    ---------    ----------    ---------
      Principal amount of mortgage loans   $ 105,849    $   45,535    $ 151,384    $ 140,867    $   70,059    $ 210,926
      Net premium (discount)
           and deferred costs                  1,442          (167)       1,275        1,952          (159)       1,793

      Loan loss allowance                       (553)         (224)        (777)        (489)         (213)        (702)
                                           ---------    ----------    ---------    ---------    ----------    ---------
      Carrying value of mortgage loans     $ 106,738    $   45,144    $ 151,882    $ 142,330    $   69,687    $ 212,017
                                           =========    ==========    =========    =========    ==========    =========

4. MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                           DECEMBER 31, 2001                          DECEMBER 31, 2000
                                              ----------------------------------------   ------------------------------------------
                                              Available    Held to                       Available     Held to
                                               For Sale   Maturity   Trading    Total     For Sale    Maturity   Trading     Total
                                              ---------   --------   -------   -------   ---------    --------   -------    -------
Principal balance of mortgage securities      $   1,378   $     --   $25,251   $26,629   $   2,047    $     --   $ 1,681    $ 3,728
Net premium and deferred costs                       70         --     2,258     2,328         105          --        65        170
                                              ---------   --------   -------   -------   ---------    --------   -------    -------
Total amortized cost of mortgage securities       1,448         --    27,509    28,957       2,152          --     1,746      3,898
Net unrealized gain (loss)                           62         --        45       107         (35)         --        (3)       (38)
                                              ---------   --------   -------   -------   ---------    --------   -------    -------
Carrying value of mortgage securities         $   1,510   $     --   $27,554   $29,064   $   2,117    $     --   $ 1,743    $ 3,860
                                              =========   ========   =======   =======   =========    ========   =======    =======

                FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                           DECEMBER 31, 2001
                         ------------------------------------------------------
                         Available                        Collateral
                            For       Held to                For
                            Sale     Maturity  Trading       CMOs        Total
                         ---------   --------  --------   ----------   --------
Principal balance of
  mortgage securities    $   6,561   $     --  $ 10,125   $   12,926   $ 29,612
Net (discount) and
   deferred costs           (3,440)        --    (3,449)      (2,742)    (9,631)
                         ---------   --------  --------   ----------   --------
Total amortized cost of
  mortgage securities        3,121         --     6,676       10,184     19,981
Loan loss allowance           (221)                  --         (344)      (565)
Net unrealized gain            623         --       779           --      1,402
                         ---------   --------  --------   ----------   --------
Carrying value of
  mortgage securities    $   3,523   $     --  $  7,455   $    9,840   $ 20,818
                         =========   ========  ========   ==========   ========

                                           DECEMBER 31, 2000
                         -------------------------------------------------------
                         Available                        Collateral
                            For       Held to                For
                           Sale      Maturity   Trading      CMOs        Total
                         ---------   --------   -------   ----------   --------
Principal balance of
  mortgage securities    $  25,305   $  5,986   $ 3,921   $   13,234   $ 48,446
Net (discount) and
   deferred costs          (12,857)    (2,281)     (913)      (3,035)   (19,086)
                         ---------   --------   -------   ----------   --------
Total amortized cost of
  mortgage securities       12,448      3,705     3,008       10,199     29,360
Loan loss allowance           (595)      (105)       --         (322)    (1,022)
Net unrealized gain          1,009         --        49           --      1,058
                         ---------   --------   -------   ----------   --------
Carrying value of
  mortgage securities    $  12,862   $  3,600   $ 3,057   $    9,877   $ 29,396
                         =========   ========   =======   ==========   ========

                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                               DECEMBER 31, 2001
                                              ---------------------------------------------------
                                              Interest-     Principal-
                                              Only Strip    Only Strip
                                              Available      Held to
                                              For Sales      Maturity       Trading       Total
                                              ----------    ----------    ----------   ----------
Principal balance of mortgage securities      $       --    $      929    $       --   $      929
Net premium (discount) and deferred costs            639          (161)           --          478
                                              ----------    ----------    ----------   ----------
Total amortized cost of mortgage securities          639           768            --        1,407
Loan loss allowance                                   --            --            --           --
Net unrealized gain (loss)                          (106)           --            --         (106)
                                              ----------    ----------    ----------   ----------
Carrying value of mortgage securities         $      533    $      768    $       --   $    1,301
                                              ==========    ==========    ==========   ==========

                                                             DECEMBER 31, 2000
                                             --------------------------------------------------
                                             Interest-    Principal-
                                             Only Strip   Only Strip
                                             Available     Held to
                                             For Sales     Maturity       Trading      Total
                                             ----------   ----------    ----------   ----------
Principal balance of mortgage securities     $       --   $    1,111    $       --   $    1,111
Net premium (discount) and deferred costs         1,170         (194)           --          976
                                             ----------   ----------    ----------   ----------
Total amortized cost of mortgage securities       1,170          917            --        2,087
Loan loss allowance                                  --           --            --           --
Net unrealized gain (loss)                          380           --            --          380
                                             ----------   ----------    ----------   ----------
Carrying value of mortgage securities        $    1,550   $      917    $       --   $    2,467
                                             ==========   ==========    ==========   ==========

The carrying values of the Company's mortgage securities by average life as of December 31, 2001 are as follows (dollars in thousands):

                                  Available    Held to             Collateral
                Average Life      for Sale    Maturity   Trading     For CMOs
            --------------------  ---------   --------   -------   ----------
            One to five years     $   1,670   $    494   $27,555   $       --
            Five to ten years         3,896        274     6,218        9,840
            More than ten years          --         --     1,236           --
                                  ---------   --------   -------   ----------
                                  $   5,566   $    768   $35,009   $    9,840
                                  =========   ========   =======   ==========

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, oftentimes without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2001, 2000 and 1999 were as follows (dollars in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2001
                                                       --------------------------------
                                                                    GROSS       GROSS
                                                                   REALIZED    REALIZED
                                                       PROCEEDS      GAIN       LOSS
                                                       --------    --------  ----------
            Sale of subordinate MBS                    $ 16,079    $  3,585  $    (2)





                                                                  YEAR ENDED
                                                              DECEMBER 31, 2000
                                                       --------------------------------
                                                                   GROSS        GROSS
                                                                  REALIZED     REALIZED
                                                       PROCEEDS     GAIN        LOSS
                                                       --------    --------  ----------
            Sale of subordinate MBS                    $  5,882    $  1,248  $    --
            Sale of Agency pass-through MBS              39,881          --     (429)




                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                       --------------------------------
                                                                     GROSS      GROSS
                                                                   REALIZED    REALIZED
                                                       PROCEEDS      GAIN       LOSS
                                                       --------    --------  ----------
            Hanover Capital 1998-B subordinate MBS     $  2,232    $    146  $    --
                                                       ========    ========  ==========

5. CONCENTRATION OF CREDIT RISK

MORTGAGE LOANS - The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for the loans in certain geographic areas. At December 31, 2001, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans are as follows:

                             MORTGAGE LOANS HELD AS
                              COLLATERAL FOR CMOS
                              Florida         15%
                              California      13%
                              Texas           10%
                              Ohio             5%
                              Maryland         5%
                                              --
                              Total           48%
                                              ==

The Company did not have any material concentrations of credit risk in its held for sale category at December 31, 2001.

On December 31, 2001, the Company purchased $2.2 million of mortgage loans. The Company did not purchase any mortgage loans in 2000 or 1999. Management believes that the loss of any single financial institution from which the Company purchased mortgage loans would not have any material detrimental effect on the Company.

MORTGAGE SECURITIES - The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers. Management believes exposure to credit risk associated with purchased Agency mortgage securities is minimal due to the guarantees provided by the Agency.

                     CONCENTRATION OF CREDIT RISK BY ISSUER
                             (dollars in thousands)

                                                 DECEMBER 31, 2001
                               -----------------------------------------------------
                               Available     Held               Collateral
                                  For         To                   For
      Issuer                     Sale      Maturity   Trading      CMOs       Total
      -----------------------  ---------   --------   -------   ----------   -------
      FNMA                     $   1,510   $     --   $18,416   $       --   $19,926
      FHLMC                           --         --     9,138           --     9,138
      Hanover Capital 1998-B         533        768        --        9,840    11,141
      Issuer 1                       829         --     1,714           --     2,543
      Issuer 2                     1,220         --        --           --     1,220
      Issuer 3                       612         --        --           --       612
      Issuer 4                       862         --     2,036           --     2,898
      Issuer 5                        --         --     2,683           --     2,683
      Issuer 6                        --         --       859           --       859
      Issuer 7                        --         --       163           --       163
                               ---------   --------   -------   ----------   -------
      Total                    $   5,566   $    768   $35,009   $    9,840   $51,183
                               =========   ========   =======   ==========   =======

CASH AND OVERNIGHT INVESTMENTS - The Company has cash and cash equivalents in a major financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At

December 31, 2001, the Company had amounts on deposit with the financial institution in excess of FDIC limits. At December 31, 2001, the Company had overnight investments of $6,126,000 in mutual funds investing primarily in treasury securities and overnight investments in commercial paper. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, Federal Agency notes, mutual funds of treasury securities or in the highest rated commercial paper.

6. LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                            YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                          2001        2000        1999
                                        --------    --------    --------
       Balance, beginning of period     $  1,724    $    799    $    372
       Loan loss provision                   709         875         446
       Transfers from related company         --         729          39
       Sales                                (852)       (593)         --
       Charge-offs                          (241)        (92)       (110)
       Recoveries                              2           6          52
                                        --------    --------    --------
       Balance, end of period           $  1,342    $  1,724    $    799
                                        ========    ========    ========

7. EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of HCP and HTC, which entitles Hanover to receive 97% of the earnings or losses of HCP and HTC and their wholly-owned subsidiaries. Hanover also owns 100% of the non-voting preferred stock of HCP-2, which entitles Hanover to receive 99% of the earnings or losses of HCP-2 and its wholly-owned subsidiary. In November 2001, Hanover invested approximately $115,000 for a 31.45946% interest in HDMF-I.

Hanover currently conducts substantially all of its taxable consulting operations (i.e. due diligence consulting, loan sale advisory, and loan brokering and trading) through HCP and HTC. HCP-2 was organized in October 1998 to facilitate the securitization of $318 million of fixed- and adjustable-rate residential mortgage loans in connection with the issuance of the 1998-B security. HCP-2 does not conduct any ongoing business. Hanover wrote off its remaining investment in HCP-2 in September 1999. HTC was organized in June 1999 to develop an E-commerce business to broker mortgage loan pools to financial institutions via the Internet. HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

HCP and its subsidiaries operate as a specialty finance company that is principally engaged in performing due diligence, consulting and mortgage investment banking services. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is a servicer of multifamily mortgage loans and, prior to June 1999, was an originator of multifamily and commercial loans. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. is a registered broker/dealer with the SEC.

The principal business activity of HTC is to generate fee income by operating an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties. On January 19, 2001, HTC purchased all the assets of Pamex Capital Partners, LLC ("Pamex"), a whole loan mortgage broker, and hired 18 Pamex employees. Included in the purchase was Pamex Securities, LLC, a licensed securities broker/dealer registered with the SEC and the National Association of Securities Dealers. The combined sales force markets HTC product and continues to broker whole loans through traditional channels.

The table below reflects the activity recorded in Hanover's equity investments (dollars in thousands):

                                                            YEARS ENDED DECEMBER 31,
                      ----------------------------------------------------------------------------------------------------
                                     2001                             2000                               1999
                      ---------------------------------   ---------------------------   ----------------------------------
                        HCP     HTC     HDMF-I   Total      HCP       HTC      Total      HCP      HCP-2     HTC    Total
                      ------  -------   -----   -------   -------   -------   -------   -------   -------   ----   -------
Beginning balance     $1,765  $(1,526)  $  --   $   239   $ 1,466   $   (30)  $ 1,436   $ 1,761   $ 5,728   $ --   $ 7,489
Capital contribution      --       --     115       115        --        --        --        --        --      1         1
Applicable % of net
     income (loss)        43   (3,263)    (35)   (3,255)      455    (1,496)   (1,041)     (443)   (1,300)   (31)   (1,774)
Applicable % of
     comprehensive
     gain (loss)          --       --      --        --      (156)       --      (156)      148        --     --       148
Write-off of
     investment           --       --      --        --        --        --        --        --    (4,428)    --    (4,428)
                      ------  -------   -----   -------   -------   -------   -------   -------   -------   ----   -------
Ending balance        $1,808  $(4,789)  $  80   $(2,901)  $ 1,765   $(1,526)  $   239   $ 1,466   $    --   $(30)  $ 1,436
                      ======  =======   =====   =======   =======   =======   =======   =======   =======   ====   =======

8. NOTES RECEIVABLE AND DUE FROM RELATED PARTIES

In connection with Hanover's original formation transactions in September 1997, Hanover agreed to lend a maximum of $1,750,000 collectively, to John A. Burchett, George J. Ostendorf, Irma N. Tavares and Joyce S. Mizerak (collectively referred to as the "Principals") to enable the Principals to pay personal income taxes on the gains they must recognize upon contributing their HCP preferred stock to the Company for shares of Hanover's common stock. The loans are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans bear interest at the lowest applicable Federal tax rate during the month the loans are made. At December 31, 2001, Hanover had loaned the Principals the full $1,750,000. These loans bear interest at 6.02% on $482,600 of loans and 5.70% on $1,267,400 of loans at December 31, 2001.

In March 1998, Hanover agreed to lend up to an additional $1,500,000 in unsecured loans to the Principals, in lieu of incurring the costs and expenses Hanover was required to pay associated with the registration of 100,000 shares of Hanover's common stock owned by the Principals. Pursuant to such agreement, Hanover loaned the Principals an additional $1,203,880 in April 1998. These additional loans originally were due and payable on March 31, 1999, but in March 1999 their term was extended to March 31, 2001 and were also modified to provide for accelerated repayment by a Principal in the event of such Principal's voluntary termination of employment. Similarly, in February 2001, their term was extended to March 31, 2003. These loans bear interest at 5.51% at December 31, 2001.

In November 1998, Hanover agreed to lend an additional $226,693 in unsecured loans to the Principals. These loans are due and payable in November 2002 and bear interest at 4.47% (the lowest applicable Federal tax rate in November
1999). A portion of these loans, $69,149, was repaid in February 1999, another portion, $61,837, was forgiven on January 28, 2000 and $12,202 was repaid in April 2000. The Company reserved for this forgiveness on September 30, 1999. At December 31, 2001, the balance of these loans was $83,505.

In September 1999, in connection with hiring Thomas P. Kaplan as Chief Financial Officer and a Managing Director, Hanover agreed to loan Mr. Kaplan an amount sufficient to purchase up to 50,000 shares of Hanover common stock. No payment of principal on the loan is due before maturity (September 2002) unless Mr. Kaplan is terminated for "good cause" under his employment agreement with Hanover, in which case the loan will become immediately due and payable. Interest, however, is payable in arrears. Although Mr. Kaplan's loan is a nonrecourse loan, it is secured by 50,000 shares of Hanover common stock. The loan bears interest at 5.29% at December 31, 2001.

In March 2000, Hanover amended the terms of the notes due from the Principals to provide that the notes would be forgiven in the event of certain changes in control.

During 2001 and 2000, Hanover advanced funds to HCP, HTC and HCP-2 pursuant to unsecured loan agreements. These loans bear interest at 1.00% below the prime rate. At December 31, 2001, the loans outstanding to HCP, HTC and HPC-2 were $1,036,000, $7,654,000 and $569,000, respectively.

Accrued interest receivable from related parties was $347,000 at December 31, 2001 and $172,000 at December 31, 2000. Additional amounts due from (to) related parties are detailed below (dollars in thousands):

                              INTERCOMPANY BALANCES

                                           DECEMBER 31,
                                         ---------------
                                          2001     2000
                                         ------   ------
                      Due from HTC       $   79   $   51
                      Due from (to) HCP     411     (185)
                      Due from HCP-2          5       --
                                         ------   ------
                                         $  495   $ (134)
                                         ======   ======

                                NOTES RECEIVABLE

                                        DECEMBER 31,
                                     ------------------
                                       2001      2000
                                     --------  --------
                         Principals  $  3,279  $  3,279
                         HCP            1,036     1,704
                         HTC            7,654     2,904
                         HCP-2            569        --
                                     --------  --------
                                     $ 12,538  $  7,887
                                     ========  ========

9. REVERSE REPURCHASE AGREEMENTS

At December 31, 2001, the Company had outstanding borrowings on retained CMO securities of $1,910,000 with a weighted average borrowing rate of 7.16% and a weighted average remaining maturity of three months. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at December 31, 2001 are collateralized by securities with a cost basis of $10,626,000.

At December 31, 2001, the Company had outstanding reverse repurchase agreement financing for mortgage securities (other than retained CMO securities) of $31,428,000 with a weighted average borrowing rate of 6.58% and a remaining maturity of less than one month. These mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at December 31, 2001 was collateralized by securities with a cost basis of $38,354,000.

At December 31, 2001, the Company had available capacity to borrow $10 million under a committed reverse repurchase line of credit. This committed line matures on March 28, 2002.

Information pertaining to reverse repurchase agreement financing as of and for the years ended December 31, 2001 and 2000 is summarized as follows (dollars in thousands):

                     REVERSE REPURCHASE AGREEMENT FINANCING

                                                        YEAR ENDED
                                                     DECEMBER 31, 2001
                                                  -----------------------
                                                   RETAINED      OTHER
                                                     CMO        MORTGAGE
                                                  SECURITIES   SECURITIES
                                                  ----------   ----------
     REVERSE REPURCHASE AGREEMENTS
     Balance of borrowing at end of period        $    1,910   $   31,428
     Average borrowing balance during the period  $    2,536   $   15,817
     Average interest rate during the period            7.16%        6.58%
     Maximum month-end borrowing balance
     during the period                            $    3,626   $   33,496

     COLLATERAL UNDERLYING THE AGREEMENTS
     Balance at end of period - carrying value    $   10,626   $   38,354

                                                        YEAR ENDED
                                                     DECEMBER 31, 2000
                                                  -----------------------
                                                   RETAINED      OTHER
                                                     CMO        MORTGAGE
                                                  SECURITIES   SECURITIES
                                                  ----------   ----------
     REVERSE REPURCHASE AGREEMENTS
     Balance of borrowing at end of period        $    3,627   $   11,133
     Average borrowing balance during the period  $    3,515   $   36,565
     Average interest rate during the period            7.47%        6.14%
     Maximum month-end borrowing balance
     during the period                            $    3,815   $   39,177

     COLLATERAL UNDERLYING THE AGREEMENTS
     Balance at end of period - carrying value    $   11,545   $   14,912

Additional information pertaining to individual reverse repurchase agreement lenders at December 31, 2001 is summarized as follows (dollars in thousands):

                                                 Reverse
                                                Repurchase   Underlying   Weighted Average
       Lender           Type of Collateral      Financing    Collateral     Maturity Date
--------------------  -----------------------   ----------   ----------  -------------------
Lender A (committed)  Retained CMO Securities   $    1,910   $   10,626  January 8, 2002
Lender A                Mortgage Securities          3,609        6,210  January 8, 2002 (a)
Lender B                Mortgage Securities         25,787       29,064  January 2, 2002 (a)
Lender C                Mortgage Securities          1,462        2,305  January 4, 2002 (a)
Lender D                Mortgage Securities            504          612  January 4, 2002 (a)
Lender E                Mortgage Securities             66          163  January 7, 2002 (a)
                                                ----------   ----------
Total                                           $   33,338   $   48,980
                                                ==========   ==========

(a) These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.

10. CMO BORROWING, SECURITIZED SALE AND MANAGED MORTGAGED LOANS

The Company has executed five securitization transactions since April 1998. Four of these transactions were structured as financings, and one of these transactions ("Hanover 1998-B") was structured as a sale transaction. In the financing transactions, the Company pledged mortgage loans to secure CMOs. These mortgage loans are treated as assets of the Company and the CMOs are treated as debt of the Company. In contrast, the mortgage loans financed through the issuance of Hanover 1998-B were treated as having been sold, and the corresponding debt is not treated as debt of the Company.

COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS) - Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMOs as of and for the year ended December 31, 2001 is summarized as follows (dollars in thousands):

                                                                       SECURITIZATIONS
                                                  --------------------------------------------------------
                                                   2000-A      1999-B      1999-A      1998-A      TOTAL
                                                  --------    --------    --------    --------    --------
      Balance of borrowing at end of period       $ 10,904    $ 49,607    $ 61,755    $ 28,830    $151,096
      Average borrowing balance during
          the period                                10,978      60,826      73,715      36,150     181,669
      Average interest rate during the period         9.87%       6.14%       6.67%       6.85%       6.72%
      Interest rate at end of period                  9.74%       4.90%       6.55%       6.94%       6.31%
      Maximum month-end borrowing
         balance during the period                  11,072      70,223      83,680      41,566     206,541

      CMO collateral
      Balance at end of period - carrying value   $ 10,127    $ 53,257    $ 67,373    $ 31,252    $162,009

Aggregate annual repayments of mortgage-backed bonds based upon the expected amortization of the underlying mortgage loan collateral at December 31, 2001 were as follows (dollars in thousands):

                                 YEAR      AMOUNT
                             ----------   --------
                                2002      $ 40,593
                                2003        29,617
                                2004        22,394
                                2005        16,878
                                2006        12,851
                             Thereafter     41,977
                                          --------
                                          $164,310
                                          ========

SECURITIZED SALE - At December 31, 2001, the Company had a remaining investment of $11,141,000 in securities retained from Hanover 1998-B. These securities had a fair value of $10,817,000. The Company determines the fair value of these securities by obtaining market quotes from a third party dealer firm. In providing these quotes, the dealer firm used the following assumptions for the Hanover 1998-B securities:

          TYPE OF      CREDIT   SPREAD    DISCOUNT    PREPAYMENT   AVERAGE
          SECURITY     RATING              RATE         SPEED       LIFE
      --------------  -------  -------  ------------  ----------  ---------
      Subordinate      AA/AAA   300 bp    6.63-7.79%     200 PSA  5-9 years
      Subordinate      A/AA+    400       7.63-8.79      200 PSA  5-9
      Subordinate      BBB/A+   675     10.37-11.54      200 PSA  5-9
      Subordinate      BB/BB+  1125     14.87-16.03      200 PSA  5-9
      Subordinate       B/B    1875     22.37-23.54      200 PSA  5-9
      Subordinate     unrated     -     53.94-71.55      200 PSA  5-9
      Interest-only   AAA/AAA     -            0.00    55-65 CPR    1
      Principal-only  AAA/AAA   200       4.95-6.76        6 CPR  3-9

Discount rates in the market for subordinate securities are typically quoted based on the assumption that the securities will not incur any losses, notwithstanding the fact that market makers expect that these securities will incur losses. The exposure of these securities to credit losses is reflected in the quoted discount rates. Although dealer firms do not typically quote credit loss assumptions, the Company monitors and projects the credit losses on its portfolio. The Company assumes that the mortgage loans in the Hanover 1998-B securitization will default at an annual rate of 0.30% per year, and the Company will recover 75% of the principal balance of the defaulted mortgage loans. Using these assumptions, the quoted prices for the unrated subordinate securities result in an annualized yield of 54% - 72%. This default rate assumption results in projected cumulative losses of $434,000, or 0.14% of the original principal balance of the mortgage loans in the Hanover 1998-B securitization.

The following tables show the impact of a change of each of the foregoing assumptions on the fair value of the related securities (dollars in thousands):

                          SENSITIVITY TO DISCOUNT RATE

                       TYPE         CHANGE IN    DECLINE
                        OF          DISCOUNT       IN
                     SECURITY         RATE       VALUE
                  --------------    --------   ----------
                  Subordinate        +100 bp   $  537,000
                                     +200 bp    1,033,000

                  Interest-Only      +500 bp   $   14,000
                                    +1000 bp       27,000

                  Principal-Only      +25 bp   $    7,000
                                      +50 bp       14,000

                         SENSITIVITY TO PREPAYMENT SPEED

                             TYPE OF        PAYMENT     DECLINE IN
                            SECURITY         SPEED        VALUE
                         --------------    ---------    ----------
                         Subordinate        200 PSA      $     --
                                            150 PSA       129,000
                                            100 PSA       279,000

                         Interest-Only     55-65 CPR     $     --
                                           65-75 CPR      149,000
                                           75-85 CPR      230,000

                         Principal-Only      6 CPR       $     --
                                             4 CPR         23,000
                                             2 CPR         49,000

                         SENSITIVITY TO LOSS ASSUMPTION

                               ANNUAL
                    TYPE OF    DEFAULT  CUMULATIVE  DECLINE IN
                   SECURITY     RATE      LOSSES      VALUE
                  -----------  -------  ----------  ----------
                  Subordinate   0.30%     0.14%     $       --
                                0.90%     0.40%        158,000
                                3.00%     1.23%      1,081,000

The foregoing sensitivity analysis is designed to assist the reader in evaluating the impact that changes in interest rates, prepayment speeds or default rates would have on the value of the securities retained in the Hanover 1998-B securitization. This analysis is based on projected cash flows. The projections were prepared based on a number of simplifying assumptions, including but not limited to the following: (i) all of the loans will prepay at the indicated speeds; (ii) all borrowers pay a full month's interest if they prepay their loans; (iii) there are no delinquencies on the underlying mortgage loans and (iv) the securities are not called. Actual results will differ from projected results.

MANAGED MORTGAGE WHOLE LOANS - The following table presents certain information relating to all mortgage loans securitized by the Company or owned by the Company at December 31, 2001 (dollars in thousands):

                                 MANAGED ASSETS

                                                                       Principal
                                                                        Balance
                                                                       --------
Mortgage loans held for sale                                            $  3,187
Mortgage loans collateralizing on-balance sheet CMOs                     151,384
Mortgage loans collateralizing off-balance sheet
  securitization executed by the Company                                 122,277
                                                                        --------
Total mortgage loans purchased and managed by the Company               $276,848
                                                                        ========

                                                                     Delinquency
                                                                        Rates
                                                                     -----------
30-59 days delinquent                                                   7.05%
60-89 days delinquent                                                   1.80%
90 or more days delinquent                                              2.39%
Loans in foreclosure                                                    1.37%
Real estate owned                                                       0.13%

The Company realized credit losses of $149,000 on the foregoing assets during the year ended December 31, 2001.

11. EMPLOYEE BENEFIT PLANS

401(k) PLAN - The Company participates in the HCP non-contributory retirement plan ("401(k) Plan"). The 401(k) Plan is available to all full-time company employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended, December 31, 2001 and 2000, expense related to the 401(k) Plan was $21,444 and $21,987, respectively. No matching contribution was made by the Company for the year ended December 31, 1999.

HANOVER STOCK OPTION PLANS - Hanover has adopted two stock option plans: (i) the 1997 Executive and Non-Employee Director Stock Option Plan (the "1997 Stock Option Plan") and (ii) the 1999 Equity Incentive Plan (the "1999 Stock Option Plan", together with the 1997 Stock Option Plan, the "Stock Option Plans"). The purpose of the Stock Option Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to afford additional incentive to others to increase their efforts in providing significant services to the Company.

1997 Stock Option Plan - The 1997 Stock Option Plan provides for the grant of qualified incentive stock options, stock options not so qualified, deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights. The 1997 Stock Option Plan authorizes the grant of options to purchase, and limited stock awards of, an aggregate of up to 325,333 shares of Hanover's common stock.

All stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan are contingent and may vest, subject to other vesting requirements imposed by the Compensation Committee, in full or in part on any September 30 beginning with September 30, 1998 and ending with September 30, 2002 (each, an "Earn-out Measuring Date"). No vesting has occurred on the September 30, 2001, 2000, 1999 or 1998 Earn-out Measuring Dates.

1999 Stock Option Plan - The 1999 Stock Option Plan authorizes the grant of options of up to 550,710 shares of Hanover's common stock.

Transactions during the years ended December 31, 2001, 2000 and 1999 relating to the Hanover 1997 and 1999 Stock Option Plans are as follows:

                                        # of Options for Shares
                                        -----------------------              Weighted
                                          1997            1999               Exercise
                                          Plan            Plan     Exercise   Price
                                        -------         -------    -------   -------
Outstanding at Dec. 31, 1998            322,574                              $ 15.39
                                                                             =======

Stock Option Activity - 1999
Granted - July 29, 1999                                 282,750    $ 4.625
Cancelled                               (27,250)                     15.75
Cancelled                                               (12,500)     4.625
                                        -------         -------

Outstanding at Dec. 31,1999             295,324                              $ 15.35
                                                                             =======
                                                        270,250              $ 4.625
                                                                             =======

Stock Option Activity - 2000
Granted - May 18, 2000                                  282,210    $ 3.875
Cancelled                                (6,250)                     15.75
Cancelled                                (2,000)                     15.94
Cancelled                                               (13,750)     3.875
Cancelled                                               (17,500)     4.625
                                        -------         -------

Outstanding at Dec. 31, 2000            287,074                              $ 15.34
                                                                             =======
                                                        521,210              $  4.24
                                                                             =======

Stock Option Activity - 2001
Granted - May 24, 2001                                    4,000     $ 7.75
Cancelled                                (7,750)                     15.75
Cancelled                                                (3,333)     4.625
Cancelled                                                (5,000)     3.875
Exercised                                               (36,332)     4.625
Exercised                                               (26,566)     3.875
                                        -------         -------

Outstanding at Dec. 31, 2001            279,324                              $ 15.33
                                        =======                              =======
                                                        453,979              $  4.26
                                                        =======              =======

At December 31, 2001, 2000 and 1999, 213,091, 90,250 and 2,000 options, respectively, were exercisable, with exercise prices ranging from $3.88 to $7.75.

The per share weighted average fair value of stock options granted for the years ended December 31, 2001 and 2000 was $1.43 and $0.17, respectively at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2001      2000
                                              ----      ----
                  Expected life (years)         10        10
                  Risk-free interest rate     5.49%     6.54%
                  Volatility                  32.1%     42.1%
                  Expected dividend yield     10.3%     12.6%

Hanover applies APB Opinion No. 25 in accounting for its 1997 and 1999 Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 2001, 2000 and 1999. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
            Net earnings (loss):
               As reported                         $    3,160   $    2,862   $  (12,627)
               Pro forma                           $    3,154   $    2,814   $  (12,766)

            Earnings (loss) per share - basic:
               As reported                         $     0.74   $     0.56   $    (2.12)
               Pro forma                           $     0.74   $     0.55   $    (2.15)

            Earnings (loss) per share - diluted:
               As reported                         $     0.73   $     0.56   $    (2.12)
               Pro forma                           $     0.73   $     0.55   $    (2.14)

BONUS INCENTIVE COMPENSATION PLAN - A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. No such accrual was recorded in 2001, 2000 and 1999.

12. AFFILIATED PARTY TRANSACTIONS

Hanover engaged HCP pursuant to a Management Agreement to render among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2002 with subsequent renewal.

The 2001, 2000 and 1999 Consolidated Statements of Operations include management and administrative expenses of $716,000, $634,000 and $809,000, respectively and commission expense of $0, $4,000 and $5,000, respectively relating to billings from HCP. In addition, the 1999 Consolidated Statement of Operations includes due diligence expense of $119,000. The 2001, 2000 and 1999 Consolidated Statements of Operations also reflect a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During 2001, 2000 and 1999, Hanover recorded the following interest income generated from loans to related parties:

                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                                  2001      2000      1999
                                  ----      ----      ----
                     Principals   $184      $185      $175
                     HCP            58       265       168
                     HTC           368        81        --
                     HCP-2           2        --        --
                                  ----      ----      ----
                                  $612      $531      $343
                                  ====      ====      ====

13.  DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (CASH FLOW HEDGES & FREESTANDING DERIVATIVE)

From time to time the Company buys interest rate caps when it finances fixed rate assets with floating rate reverse repurchase agreements and CMOs. At December 31, 2001, the Company has designated two of its interest rate caps as "cash flow hedges" and one as a "freestanding derivative". The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to offset increases in interest expense that could result from increases in interest rates. For cash flow hedges, the Company purchases caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of the interest rate caps are indexed to LIBOR, and those liabilities for which a specific interest rate cap has been designated a cash flow hedge are also indexed to LIBOR. The Company considers its one interest rate cap designated as a freestanding derivative additional protection against the net interest margin although it has not been specifically designated a hedging instrument for accounting purposes. The Company did not recognize any gains or losses for the year ended December 31, 2001 as a result of hedge ineffectiveness for those interest rate caps designated as cash flow hedges. The Company recognized $56,000 of losses for the year ended December 31, 2001 in the accompanying consolidated statement of operations for changes in the fair value of interest rate caps designated as freestanding derivatives. As one of the Company's cash flow hedges matures in August 2002, the Company estimates $147,000 of losses, that are reported in accumulated other comprehensive income as of December 31, 2001, are expected to be reclassified into income within the next twelve months. All of these interest rate caps relate to the payment of variable interest on existing financial instruments.

FORWARD SALES OF AGENCY SECURITIES (FAIR VALUE HEDGES & FREESTANDING
DERIVATIVES)

For the period from January 1, 2001 to September 28, 2001, the Company entered into forward sales of government agency guaranteed securities, known as "Agency" securities, to manage the exposure to changes in the value of some of its mortgage securities classified as "available for sale." This type of hedge is called a "fair value hedge." The objective in entering into these hedges was to offset gains or losses on the hedged asset with comparable losses or gains on the hedge. Generally, changes in the value of the Company's hedged assets were caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities also affect the value of the Company's forward sales of agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) For the period from January 1, 2001 to September 28, 2001, the Company calculated the expected impact that changes in interest rates and the market would have on the price of both the hedged asset and the hedge. Using this information, the Company determined the amount of forward sales needed so that expected gains or losses on assets would be offset by comparable losses or gains on the hedges. In order to monitor the risk that results from this activity, the Company estimated the daily gain or loss from both the hedged asset and the hedge for every business day. At the end of each quarter, the Company performed a statistical analysis to ensure that the daily changes in the value of the hedge were correlated to changes in the value of the hedged asset.

On September 28, 2001, the Company elected to discontinue hedge accounting for its fair value hedges and transferred 5 securities with a carrying value of $3,124,000 from available for sale to trading. As a result of this transfer, $39,000 in previously unrealized mark to market adjustments was reflected as income. In addition, the Company realized net gains on these hedges of $28,000 for the period from September 29, 2001 to December 31, 2001. This amount is reported as a component of other income in the accompanying consolidated statement of operations.

For the period from September 29, 2001 to December 31, 2001, the Company continued to enter into forward sales of Agency securities. However, for this period, the Company entered into these forward sales to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of both the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage securities, net of associated hedge in the accompanying consolidated statement of operations. The mark to market on the freestanding derivatives is reported as a component of other income in the accompanying consolidated statements of operations.

14. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In September 1997, Hanover raised net proceeds of approximately $79 million in its initial public offering (the "IPO"). In the IPO, Hanover sold 5,750,000 units (each unit consisting of one share of common stock, par value $.01 and one stock warrant) at $15.00 per unit including 750,000 units sold pursuant to the underwriters' over-allotment option, which was exercised in full. The warrants became exercisable on March 19, 1998 and expired on September 15, 2000. The Company utilized substantially all of the net proceeds of the IPO to fund leveraged purchases of mortgage loans and MBS.

In July 1998, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover was authorized to repurchase up to 646,880 shares of the Company's outstanding common stock. During the year ended December 31, 1998, Hanover repurchased a total of 146,900 shares of its common stock at an average price of $9.16 per share for a total cost of $1,345,000.

In November 1998, Hanover entered into a short-term financing agreement (that has since terminated) with Residential Funding Corporation ("RFC"). In connection with that financing arrangement, Hanover in April 1999 executed a Warrant Agreement to issue to RFC warrants to purchase 299,999 shares of Hanover's common stock. The warrants were exercisable at a price per share equal to the closing price of Hanover's common stock on the American Stock Exchange on the date of the November agreement, which was $4.00 per share. On July 11, 2001, RFC exercised the warrants with Hanover issuing 136,734 shares of common stock. As permitted by the terms of the warrant, RFC requested that Hanover withhold 163,265 shares of common stock to pay for the exercise price, in lieu of collecting the exercise price in cash.

During the year ended December 31, 1999, Hanover repurchased a total of 495,000 shares at an average price of $4.51 per share for a total cost of $2,236,000. In October 1999, the Board of Directors of Hanover authorized a second share repurchase program pursuant to which Hanover was authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions.

In August 2000, the Board of Directors of Hanover authorized a third share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions at a total cost not to exceed $3,000,000. During the year ended December 31, 2000, Hanover repurchased 1,503,955 shares at an average price of $4.86 per share for a total cost of $7,309,055 pursuant to the share repurchase programs.

On April 20, 2001, the Board of Directors of Hanover authorized the repurchase of 189,900 shares of its outstanding common stock. On April 25, 2001, Hanover purchased 189,900 shares at an average price of $7.03 per share for a total cost of $1,335,000.

On August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. On August 13, 2001, Hanover purchased 57,000 shares at an average price of $7.03 per share for a total cost of $401,000.

As of December 31, 2001, Hanover has repurchased 646,880 shares pursuant to the 1998 share repurchase program, 1,000,000 shares pursuant to the 1999 share repurchase program, 498,975 shares at an average price of $5.74 for a total cost of $2,863,000 pursuant to the 2000 share repurchase program, and 246,900 shares at an average price of $7.03 for a total cost of $1,736,000 pursuant to the 2001 share repurchase programs. As of December 31, 2001, Hanover had remaining authority to purchase up to

501,025 shares for not more than $137,000 under the 2000 share repurchase program and 3,000 shares under the 2001 share repurchase authorizations.

During 2001, 62,898 shares were issued as a result of exercise of stock option grants under the 1999 Stock Option Plan.

On January 24, 2001, Hanover's affiliate, HTC, hired 18 employees of Pamex and purchased all of Pamex's assets. The purchase price consisted of $850,000 in cash paid at closing, plus an earn-out of between $1,250,000 and $1,500,000 payable over three years in shares of Hanover. The earn-out is based on performance targets. The performance target for the first year was met during 2001 and $500,000 was accrued by HTC. On February 19, 2002, 63,577 shares of Hanover were issued. The 2001 diluted earnings per share after cumulative effect of adoption of SFAS 133, including the 63,577 shares, would be $0.72.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of March 28, 2002, 14,666 shares have been repurchased for $121,495.

Calculations for earnings (loss) per share are shown below (dollars in thousands, except per share data):

                                                                          YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2001         2000         1999
                                                                    ----------   ----------   -----------
      EARNINGS (LOSS) PER SHARE BASIC:
           Income (loss) before cumulative effect of
                adoption of SFAS 133                                $    3,114   $    2,862   $   (12,627)
           Cumulative effect of adoption of SFAS 133                        46           --            --
                                                                    ----------   ----------   -----------
           Net income (loss) (numerator)                            $    3,160   $    2,862   $   (12,627)
                                                                    ==========   ==========   ===========

           Average common shares
                outstanding  (denominator)                           4,256,874    5,102,563     5,942,403
                                                                    ==========   ==========   ===========

           Per share:
                Before cumulative effect of adoption of SFAS 133    $     0.73   $     0.56   $     (2.12)
                Cumulative effect of adoption of SFAS 133                 0.01           --            --
                                                                    ----------   ----------   -----------
                After cumulative effect of adoption of SFAS 133     $     0.74   $     0.56   $     (2.12)
                                                                    ==========   ==========   ===========

      EARNINGS (LOSS) PER SHARE DILUTED:
           Income (loss) before cumulative effect of
                adoption of SFAS 133                                $    3,114   $    2,862   $   (12,627)
           Cumulative effect of adoption of SFAS 133                        46           --            --
                                                                    ----------   ----------   -----------
           Net income (loss) (numerator)                            $    3,160   $    2,862   $   (12,627)
                                                                    ==========   ==========   ===========

           Average common shares outstanding                         4,256,874    5,102,563     5,942,403
                                                                    ----------   ----------   -----------

           Add: Incremental shares from assumed
                         conversion of  warrants                            --       24,170        27,016
                    Incremental shares from assumed
                         conversion of stock options                    53,758          407            --
                                                                    ----------   ----------   -----------
           Dilutive potential common shares                             53,758       24,577        27,016
                                                                    ----------   ----------   -----------

           Diluted weighted average shares
                outstanding (denominator)                            4,310,632    5,127,140     5,969,419
                                                                    ==========   ==========   ===========

           Per share:
                Before cumulative effect of adoption of  SFAS 133   $     0.72   $     0.56   $     (2.12)
                Cumulative effect of adoption of SFAS 133                 0.01           --            --
                                                                    ----------   ----------   -----------
                After cumulative effect of adoption of SFAS 133     $     0.73   $     0.56   $     (2.12)
                                                                    ==========   ==========   ===========

15. CERTAIN CHARGES AND EXPENSES IN THE THREE MONTHS ENDED SEPTEMBER 30, 1999

For the three-month period ended September 30, 1999, the Company recorded certain charges and expenses totaling $14,061,000. These charges and expenses are summarized as detailed below (dollars in thousands):

             Realized (loss) on mark to market              $ 1,312
                  of mortgage securities
             Impairment charge on mortgage securities         2,225
             Realized (loss) on mark to market of
                  mortgage loans                              2,997
             Provision for (loss) on disposition of
                  unconsolidated subsidiary (HCP-2)           4,793
             Additional operating expenses relating
                  to the provision for (loss) on sale of
                  unconsolidated subsidiary (HCP-2)             153
             Loss from unconsolidated subsidiary (HCP-2)        403
             Catch-up premium, (discount), deferred
                  financing adjustments on certain
                  CMOs and mortgage securities                1,821
             Mortgage loan net interest income adjustment       357
                                                            -------
                                                            $14,061
                                                            =======

16. SUPPLEMENTAL DISLOSURES FOR STATEMENTS OF CASH FLOWS
      (in thousands except share data):


     Cash paid during the year for interest:

            YEARS ENDED DECEMBER 31,
          -----------------------------
            2001       2000       1999
          --------   --------   -------
          $ 14,135   $ 20,666   $22,058
          ========   ========   =======

Supplemental Schedule of Noncash Activities

Dividends of $855,000, $865,000 and $583,000 were declared in December 2001, 2000 and 1999, respectively but were not paid until January 2002, February 2001, and February 2000, respectively.

Issuance of 136,734 of common stock in exchange for withholding of 163,265 shares in the exercise of a stock purchase warrant entitling the holder to purchase up to 299,999 shares of Hanover's common stock at an exercise price of $4.00.

17. COMMITMENTS AND CONTINGENCIES

Hanover has entered into employment agreements with the Principals and Mr. Kaplan. Such agreements provide for initial five-year terms, and provide for initial aggregate annual base salaries of $1,200,000 (subject to cost of living increases). Pursuant to the amendments upon the expiration of the initial term, the term of each contract is automatically extended on its anniversary for a one year period, unless either party gives notice to the contrary. A portion of the aggregate base salaries was allocated to Hanover's principal taxable subsidiaries, HCP and HTC, based on management's actual and estimated time involved with the subsidiary's activities.

As additional consideration to the Principals for their contribution of their HCP preferred stock to Hanover, Hanover has agreed to (i) issue to the Principals up to 216,667 additional shares of Hanover's common stock and (ii) forgive a maximum of $1,750,000 in loans made to the Principals if certain financial returns to stockholders are met, at certain Earn-out Measuring Dates as described in Hanover's IPO Prospectus dated September 15, 1997.

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities.

At December 31, 2001, the Company had forward commitments to sell $7.2 million (par value) and to buy $0.7 million (par value) of Agency mortgage securities that had not yet settled. These net forward commitments were entered into to hedge the expected sale of approximately $10.1 million, principal balance, of purchased subordinate MBS classified as trading.

18. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 2001 and 2000 are as follows (dollars in thousands):

                                      DECEMBER 31, 2001      DECEMBER 31, 2000
                                     -------------------   ----------------------
                                     Carrying     Fair     Carrying       Fair
                                      Amount      Value     Amount        Value
                                     --------   --------   ---------    ---------
Assets:
  Mortgage loans
      Held for sale                  $  2,391   $  2,391   $     230    $     230
      Collateral for CMOs             151,882    151,295     212,017      207,741
  Mortgage securities pledged
     as collateral for reverse
     repurchase agreements:
       Available for sale               4,404      4,404      11,785       11,785
       Held to maturity                   768        709       1,384        1,392
      Trading                          33,182     33,182       1,743        1,743
  Mortgage securities pledged
     as collateral for CMOs             9,840      9,576       9,877        9,340
  Mortgage securities not pledged:
        Available for sale              1,162      1,162       4,744        4,744
       Held to maturity                    --         --       3,133        3,033
       Trading                          1,827      1,827       3,057        3,057
  Interest rate caps                       49         49         619          206
  Forward commitments to sell
   mortgage securities                     28         28        (103)        (103)
  Cash and cash equivalents             8,946      8,946       9,958        9,958
  Accrued interest receivable           1,960      1,960       2,466        2,466
  Notes receivable                     12,538     12,538       7,887        7,887
                                     --------   --------   ---------    ---------
           Total                     $228,977   $228,067   $ 268,797    $ 263,479
                                     ========   ========   =========    =========

Liabilities:
  Reverse repurchase agreements      $ 33,338    $ 33,338    $  14,760   $  14,760
  CMO borrowing                       151,096     149,865      210,374     209,331
  Accrued interest payable              1,094       1,094        1,796       1,796
  Other liabilities                     1,583       1,583          790         790
                                     --------    --------    ---------   ---------
           Total                     $187,111    $185,880    $ 227,720   $ 226,677
                                     ========    ========    =========   =========

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

19. SUBSEQUENT EVENTS

On January 9, 2002, a $0.20 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 31, 2001.

On February 19, 2002, the Company made a capital contribution to HTC of 63,577 shares of Hanover common stock with a then fair market value of $470,470. The capital contribution was utilized by HTC to fund the earn-out issued in connection with HTC's purchase of all of the assets of Pamex.

On March 20, 2002, the maturity date of the notes payable from HCP, HCP-2 and HTC were extended from March 31, 2002 to March 31, 2003.

On March 27, 2002, the Company renewed its $10 million committed reverse repurchase line of credit, this committed line matures on March 27, 2003.

20. QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data are as follows (dollars in thousands, except per share data):

                                                              Three Months Ended
                                            ---------------------------------------------------
                                            December 31,   September 30,   June 30,   March 31,
                                                2001            2001         2001       2001
                                            ------------   -------------   --------   ---------
      Net interest income                   $      1,658   $       1,607   $  1,674   $   1,330
                                            ============   =============   ========   =========
      Net income                            $      1,065   $         726   $    696   $     673
                                            ============   =============   ========   =========
      Basic earnings per share (1)          $       0.25   $        0.17   $   0.17   $    0.16
                                            ============   =============   ========   =========
      Diluted earnings per share (1)        $       0.25   $        0.17   $   0.16   $    0.15
                                            ============   =============   ========   =========
      Dividends declared                    $       0.20   $        0.20   $   0.20   $    0.20
                                            ============   =============   ========   =========

                                                              Three Months Ended
                                            ---------------------------------------------------
                                            December 31,   September 30,   June 30,   March 31,
                                                2000            2000         2000       2000
                                            ------------   -------------   --------   ---------
      Net interest income                   $      1,673   $       2,081   $  1,425   $   1,484
                                            ============   =============   ========   =========
      Net income                            $        710   $         727   $    735   $     690
                                            ============   =============   ========   =========
      Basic earnings per share (1)          $       0.16   $        0.15   $   0.14   $    0.12
                                            ============   =============   ========   =========
      Diluted earnings per share (1)        $       0.15   $        0.15   $   0.14   $    0.12
                                            ============   =============   ========   =========
      Dividends declared                    $       0.20   $        0.20   $   0.14   $    0.12
                                            ============   =============   ========   =========

                                                               Three Months Ended
                                             ---------------------------------------------------
                                             December 31,   September 30,   June 30,   March 31,
                                                 1999            1999         1999       1999
                                             ------------   -------------   --------   ---------
      Net interest income (loss)             $      1,509   $        (884)  $  1,733   $   2,051
                                             ============   =============   ========   =========
      Net income (loss)                      $        573   $     (13,994)  $     58   $     736
                                             ============   =============   ========   =========
      Basic earnings (loss) per share (1)    $       0.10   $       (2.40)  $   0.01   $    0.12
                                             ============   =============   ========   =========
      Diluted earnings (loss) per share (1)  $       0.10   $       (2.38)  $   0.01   $    0.11
                                             ============   =============   ========   =========
      Dividends declared                     $       0.10   $        0.10   $   0.10   $    0.20
                                             ============   =============   ========   =========

(1) Earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanover Capital Partners Ltd. and Subsidiaries
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 22, 2002

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                   --------------------------
ASSETS                                                                 2001           2000
                                                                   -----------    -----------
CURRENT ASSETS:
     Cash                                                          $   847,676    $   493,711
     Investment in marketable securities                                 3,300          3,300
     Accounts receivable                                               996,777      2,302,211
     Receivables from related parties                                  473,637        532,115
     Accrued revenue on contracts in progress                        1,035,870      1,347,566
     Prepaid expenses and other current assets                          39,580         26,556
                                                                   -----------    -----------
         Total current assets                                        3,396,840      4,705,459

PROPERTY AND EQUIPMENT - Net                                           100,584         86,717
DEFERRED TAX ASSET                                                     294,041        340,731
OTHER ASSETS                                                            10,040         13,730
                                                                   -----------    -----------
         TOTAL ASSETS                                              $ 3,801,505    $ 5,146,637
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued appraisal and subcontractor costs                     $    16,139    $    36,779
     Accounts payable and accrued expenses                             456,242      1,541,328
     Due to related parties                                            411,232             --
     Deferred revenue                                                       --          5,276
     Income tax payable                                                    617         21,508
                                                                   -----------    -----------
         Total current liabilities                                     884,230      1,604,891

NOTE PAYABLE TO RELATED PARTY                                        1,035,859      1,704,342
                                                                   -----------    -----------
         TOTAL LIABILITIES                                           1,920,089      3,309,233
                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock: $.01 par value, 100,000 shares authorized,
        97,000 shares outstanding at December 31, 2001 and 2000            970            970
     Common stock: Class A: $.01 par value, 5,000 authorized,
         3,000 shares outstanding at December 31, 2001 and 2000             30             30
     Additional paid-in capital                                      2,839,947      2,839,947
     Retained earnings (deficit)                                      (959,531)    (1,003,543)
                                                                   -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                                 1,881,416      1,837,404
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 3,801,505    $ 5,146,637
                                                                   ===========    ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                   2001         2000           1999
                                                               ----------   -----------    -----------
REVENUES:
  Due diligence fees                                           $5,802,720   $ 7,016,435    $ 5,530,307
   Assignment fees                                                756,683       631,093             --
   Mortgage sales and servicing                                     9,174        27,825        229,557
   Loan brokering/asset management fees                                --        30,234        789,003
   Interest income on mortgage-backed securities, net of
      interest expense and loan loss provision of $1,137,499
      and $547,636 in 2000 and 1999, respectively                      --       513,391        384,642
   Gain on sale of mortgage securities                                 --       440,639             --
   Other income                                                    13,783        54,041        136,156
                                                               ----------   -----------    -----------
        Total revenues                                          6,582,360     8,713,658      7,069,665
                                                               ----------   -----------    -----------
EXPENSES:
   Personnel                                                    2,956,008     3,152,852      3,807,127
   Subcontractor                                                2,373,226     3,081,029      2,098,441
   General and administrative                                     311,083       309,926        388,754
   Occupancy                                                      243,888       453,372        477,937
   Professional                                                   242,173       257,495        155,609
   Travel and subsistence                                         224,296       215,959        390,318
   Interest                                                        65,555        90,054        252,144
   Depreciation and amortization                                   57,970        52,908        107,583
                                                               ----------   -----------    -----------
        Total expenses                                          6,474,199     7,613,595      7,677,913
                                                               ----------   -----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAX
  PROVISION  (BENEFIT)                                            108,161     1,100,063       (608,248)

INCOME TAX PROVISION (BENEFIT)                                     64,149       631,722       (152,062)
                                                               ----------   -----------    -----------

NET INCOME (LOSS)                                              $   44,012   $   468,341    $  (456,186)
                                                               ==========   ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE (NOTE 2)                       $    14.67   $    156.11    $   (152.06)
                                                               ==========   ===========    ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          Common Stock
                                       Preferred Stock    New Class A    Additional
                                       ---------------  ---------------    Paid-In
                                       Shares   Amount  Shares   Amount    Capital
                                       ------   ------  ------   ------  ----------
BALANCE, DECEMBER 31, 1998             97,000   $  970   3,000   $   30  $2,839,947

Comprehensive (loss):
    Net (loss)
    Other comprehensive income:
       Change in net unrealized
       gain on securities
       available for sale, net
       of income tax effect

    Comprehensive (loss)
                                       ------   ------  ------   ------  ----------
BALANCE, DECEMBER 31, 1999             97,000      970   3,000       30   2,839,947

Comprehensive income:
   Net income
   Other comprehensive income (loss):
       Change in net unrealized gain
       on securities available for
       sale, net of income tax effect

    Comprehensive income
                                       ------   ------  ------   ------  ----------
BALANCE, DECEMBER 31, 2000             97,000      970   3,000       30   2,839,947

Comprehensive income:
    Net income

    Comprehensive income
                                       ------   ------  ------   ------  ----------
BALANCE, DECEMBER 31, 2001             97,000   $  970   3,000   $   30  $2,839,947
                                       ======   ======  ======   ======  ==========

                                                                      Accumulated
                                       Comprehensive     Retained       Other
                                          Income         Earnings    Comprehensive
                                          (Loss)        (Deficit)        Gain           Total
                                       -------------   -----------   -------------   -----------
BALANCE, DECEMBER 31, 1998                             $(1,015,698)  $          --   $ 1,825,249

Comprehensive (loss):
    Net (loss)                         $    (456,186)     (456,186)                     (456,186)
    Other comprehensive income:
       Change in net unrealized
       gain on securities
       available for sale, net
       of income tax effect                  142,311                       142,311       142,311
                                       -------------
    Comprehensive (loss)               $    (313,875)
                                       =============   -----------   -------------   -----------
BALANCE, DECEMBER 31, 1999                              (1,471,884)        142,311     1,511,374

Comprehensive income:
   Net income                          $     468,341       468,341                       468,341
   Other comprehensive income (loss):
       Change in net unrealized gain
       on securities available for
       sale, net of income tax effect       (142,311)                     (142,311)     (142,311)
                                       -------------
    Comprehensive income               $     326,030
                                       =============   -----------   -------------   -----------
BALANCE, DECEMBER 31, 2000                              (1,003,543)             --     1,837,404

Comprehensive income:
    Net income                         $      44,012        44,012          44,012
                                       -------------
    Comprehensive income                      44,012
                                       =============   -----------   -------------   -----------
BALANCE, DECEMBER 31, 2001                             $  (959,531)  $          --   $ 1,881,416
                                                       ===========   =============   ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2001            2000            1999
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $     44,012    $    468,341    $   (456,186)
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Amortization of net premium                                               --        (374,961)       (204,010)
      Loan loss provision                                                         --         478,330         289,297
      Depreciation and amortization                                           53,875          42,798         107,583
      Deferred tax provision (benefit)                                        46,690         612,682        (152,062)
      Gain on sale of mortgage-backed securities                                  --        (440,639)             --
      (Gain) loss on disposal of property and equipment                           --          (2,700)         14,588
      Sale (purchase) of trading securities                                       --          15,755          (1,063)
      Changes in assets - (increase) decrease:
           Accounts receivable                                             1,305,434      (1,633,218)       (151,748)
           Receivables from/payables to related parties                      469,710        (345,146)         26,810
           Accrued interest receivable                                            --         181,471        (181,471)
           Accrued revenue on contracts in progress                          311,696        (585,643)       (514,823)
           Income tax receivable                                                  --              --         219,563
           Prepaid expenses and other current assets                         (13,024)        143,645          22,379
           Other assets                                                        3,690         161,903         (47,062)
      Changes in liabilities - increase (decrease):
           Accrued appraisal and subcontractor costs                         (20,640)         23,197          (7,148)
           Accounts payable and accrued expenses                          (1,085,086)      1,032,353          42,278
           Income tax payable                                                (20,891)         21,508              --
           Deferred revenue                                                   (5,276)          5,276         (89,625)
                                                                        ------------    ------------    ------------
           Net cash provided by (used in) operating activities             1,090,190        (195,048)     (1,082,700)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (67,742)        (72,914)        (38,598)
   Sale of property and equipment                                                 --           2,700           1,285
   Purchase of mortgage securities                                                --      (8,450,259)    (14,110,858)
   Proceeds from sale of mortgage securities to third parties                     --       8,667,260              --
   Proceeds from sale of mortgage securities to related party                     --      13,844,223              --
   Principal payments received on mortgage securities                             --         216,649          84,969
                                                                        ------------    ------------    ------------
           Net cash (used in) provided by investing activities               (67,742)     14,207,659     (14,063,202)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment of)  proceeds from note payable to related party
                                                                            (668,483)     (3,191,704)      4,183,222
   Net (repayment of) borrowings from reverse repurchase agreements
                                                                                  --     (10,842,000)     10,842,000
                                                                        ------------    ------------    ------------
           Net cash (used in) provided by financing activities              (668,483)    (14,033,704)     15,025,222
                                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                              353,965         (21,093)       (120,680)

CASH, BEGINNING OF YEAR                                                      493,711         514,804         635,484
                                                                        ------------    ------------    ------------

CASH, END OF YEAR                                                       $    847,676    $    493,711    $    514,804
                                                                        ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
   Loans of $7,165,000 were originated by HCMC
      and funded by investors in 1999

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                                      $     60,518    $      3,435    $      5,350
                                                                        ============    ============    ============
      Interest                                                          $     43,936    $    830,930    $    323,851
                                                                        ============    ============    ============

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BUSINESS DESCRIPTION

Hanover Capital Partners Ltd. ("HCP") and its subsidiaries operate as a specialty finance company which is principally engaged in performing due diligence services, asset management services, mortgage loan assignment preparation services, and mortgage and investment banking services for third parties and for its affiliate, Hanover Capital Mortgage Holdings, Inc. A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is a servicer of multifamily mortgage loans and until June 30, 1999 was an originator of multifamily mortgage loans. HCMC is approved by the U.S. Department of Housing and Urban Development (HUD) as a Title II Nonsupervised Mortgagee under the National Housing Act. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS") is a registered broker/dealer with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of HCP and its wholly-owned subsidiaries (the "Company"). The wholly-owned subsidiaries include HCMC and HCS. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Actual results could differ from the estimates.

INVESTMENT IN MARKETABLE SECURITIES - Investment in marketable securities which the Company has classified as trading securities are reported in the accompanying Consolidated Balance Sheets at market value at December 31, 2001 and 2000.

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

REVENUE RECOGNITION - Revenues from due diligence contracts in progress and assignment preparation services are recognized for the services provided as they are earned and billed.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of cash, accounts receivable, accounts payable and accrued expenses, due to and from related parties, and note payable to related party were determined to be their carrying value due to their short-term nature.

RECLASSIFICATION - Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the consolidated financial position or results of operations of the Company.

3. PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
            Office machinery and computer equipment   $  367,430    $  302,047
            Furniture and fixtures                         7,104         4,745
                                                      ----------    ----------
                                                         374,534       306,792
            Less accumulated depreciation               (273,950)     (220,075)
                                                      ----------    ----------

            Property and equipment - net              $  100,584    $   86,717
                                                      ==========    ==========

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $53,875, $42,798 and $107,583, respectively.

4. CONCENTRATION RISK

For the year ended December 31, 2001 the Company received revenues from certain customers which exceeded 10% of total revenues as follows:

                                               2001
                                               ----
                        Major Customer # 1      17%
                        Major Customer # 2      13%
                        Major Customer # 3      10%
                        Major Customer # 4      10%

5. MORTGAGE SERVICING

The Company, through its wholly-owned subsidiary, HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis, and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 2001 and 2000, HCMC was servicing 3 and 5 loans, respectively, with unpaid principal balances of $4,918,187 and $10,227,119 including loans subserviced for others of $3,774,586 and $7,584,236, respectively. Escrow balances maintained by HCMC were $152,226 and $170,830 at December 31, 2001 and 2000, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying Consolidated Balance Sheets as of December 31, 2001, and 2000.

6. RELATED PARTY TRANSACTIONS

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                     2001       2000
                                                                   --------   --------
            Due from Hanover Capital Mortgage Holdings, Inc. (1)   $     --   $185,381
            Due from Hanover Mortgage Capital Corporation (2)         6,662      6,661
            Due from HanoverTrade.com, Inc. (3)                     465,987    339,444
            Due from HDMF-I LLC                                         988         --
                                                                   --------   --------
            Due from related entities                               473,637    531,486
            Due from officers (4)                                        --        629
                                                                   --------   --------
            Receivables from related parties                       $473,637   $532,115
                                                                   ========   ========

(1) The Company entered into a Management Agreement in 1998 to provide, among other services, due diligence, asset management and administrative services to Hanover Capital Mortgage Holdings, Inc. ("HCHI") in connection with acquiring single-family mortgage loan pools and managing and servicing HCHI's investment portfolio. The term of the Management Agreement continues until December 31, 2002 with automatic annual renewal.

(2) Amounts due from entities that are owned by certain of the Company's officers/owners represent receivables resulting primarily from accounting fees and out-of-pocket expenses.

(3) Amounts due reflect certain costs that the Company paid for HanoverTrade.com ("HTC"). Beginning July 1, 2000, normal recurring operating expenses paid on behalf of HTC were billed to HTC. The expenses billed include personnel expense, occupancy expense, travel, entertainment and trade show expense, and general and administrative expenses.

(4) Amounts due from officers are mostly miscellaneous travel-related advances.

Due to related parties of $411,232 at December 31, 2001 is due to HCHI and primarily represents an allocation of payroll expenses and tax payments made by HCHI on behalf of HCP, partially offset by management fees charged by HCP to HCHI as discussed in (1) above.

At December 31, 2001 and 2000, the Company had a principal balance outstanding on a note payable to HCHI in the amount of $1,035,859 and $1,704,342, respectively. The note bears interest at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2001, and 2000, the interest rate in effect was 3.75% and 8.50%, respectively. Included in the 2001 and 2000 Consolidated Statements of Operations is interest expense in the amount of $65,555 and $265,062, respectively related to this note payable. The entire unpaid principal balance on the note is due in full on the extended maturity date, March 31, 2003.

7. INCOME TAXES

The components of deferred income taxes as of December 31, 2001 and 2000 are as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  2001         2000
                                                               ----------   ----------
            Deferred tax assets
            Temporary differences                              $   64,585   $  112,849
            Federal net operating loss carryforward               318,254      374,411
            State/Local net operating loss carryforward           106,085       73,481
            AMT Credit                                             16,830       16,830
                                                               ----------   ----------
            Total deferred tax assets                             505,754      577,571

            Deferred tax liabilities
            Temporary differences                                      --      (25,127)

            Valuation allowance                                  (211,713)    (211,713)
                                                               ----------   ----------

            Net deferred tax assets                            $  294,041   $  340,731
                                                               ==========   ==========

The items resulting in significant temporary differences for the years ended December 31, 2001 and 2000 that generate deferred tax assets and liabilities relate primarily to the recognition of revenue and accrued liabilities for financial reporting purposes.

The components of the income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2001       2000       1999
                                                       --------   --------   ---------
      Current - Federal, state and local               $ 17,459   $ 19,040   $      --
      Deferred - Federal, state and local                46,690    612,682    (152,062)
                                                       --------   --------   ---------
      Total                                            $ 64,149   $631,722   $(152,062)
                                                       ========   ========   =========

The income tax provision (benefit) differs from amounts computed at statutory rates, as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2001        2000       1999
                                                       --------   ---------   ---------
      Federal income tax provision (benefit) at        $32,448    $ 374,021   $(206,804)
         statutory rate
      State and local income tax provision (benefit)    10,816       72,052     (40,145)
      Meals and entertainment                            1,812        4,065       6,486
      Officer's life insurance                           3,551          268          --
      Tax settlement                                    15,522           --          --
      Penalties                                             --        1,702          --
      Realized loss on hedge transaction                    --      (14,089)         --
      Sale of assets                                        --      (18,010)         --
      Provision for valuation allowance                     --      211,713          --
      Adjustment of deferred tax asset                      --           --      88,401
                                                       --------   ---------   ---------
      Total                                            $ 64,149   $ 631,722   $(152,062)
                                                       ========   =========   =========

The Company has a Federal tax net operating loss carryforward of approximately $1.1 million which begins to expire in the year 2012.

8. STOCKHOLDERS' EQUITY

On September 19, 1997, the Company entered into an Agreement and Plan of Recapitalization ("Agreement") with its four stockholders to recapitalize the Company. The Agreement provided for the tax-free exchange of the stockholders' 166,424 Class A "old" common stock shares for 3,000 shares of "new" Class A common stock shares, $0.01 par value (representing a 3% economic interest in the Company) and 97,000 shares of Series A preferred stock, $0.01 par value (representing a 97% economic interest in the Company). The preferred stock has no dividend rate or preference over the common stock. Dividend distributions will be made in the same amount on a per share basis of the common stock as for the preferred stock. Dividend distributions will be made to the common stockholders and the preferred stockholders in proportion to the number of outstanding shares. The preferred stockholder has the right to receive $10,750,005 upon liquidation of the Company before common stockholders receive any liquidating distributions.

9. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space which all expire during 2002. Minimum rental payments for such leases in 2002 total $47,687.

Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $116,556, $144,731 and $217,413, respectively.

HCHI guaranteed the obligations of the Company with respect to an office lease entered into by the Company. This lease was cancelled by the landlord in October 2001 as a result of the terrorist attack in New York City on September 11, 2001.

10. SUBSEQUENT EVENTS

On March 20, 2002, the maturity date of the note payable to HCHI was extended from March 31, 2002 to March 31, 2003.

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
HanoverTrade.com, Inc. and Subsidiary
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of HanoverTrade.com, Inc. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and the period from May 28, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HanoverTrade.com, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash-flows for the years ended December 31, 2001, and 2000, and the period from May 28, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 22, 2002

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                           --------------------------
ASSETS                                                                         2001           2000
                                                                           -----------    -----------
CURRENT ASSETS:
   Cash                                                                    $   196,451    $    32,573
   Accounts receivable                                                         590,234         10,000
   Prepaid expenses and other current assets                                    31,105             --
                                                                           -----------    -----------
        Total current assets                                                   817,790         42,573
PROPERTY AND EQUIPMENT - Net                                                   176,728         19,681
CAPITALIZED SOFTWARE - Net                                                   2,170,323      2,702,266
GOODWILL - Net                                                               1,044,266             --
DEFERRED TAX ASSET - Net                                                            --             --
OTHER ASSETS                                                                    68,971             --
                                                                           -----------    -----------
TOTAL ASSETS                                                               $ 4,278,078    $ 2,764,520
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $   407,372    $ 1,008,403
   Accrued interest due to related party                                       103,738         35,864
   Payable under asset purchase agreement                                      500,000             --
   Due to related parties                                                      544,639        390,138
   Other current liabilities                                                     5,110             --
                                                                           -----------    -----------
        Total current liabilities                                            1,560,859      1,434,405

NOTE PAYABLE TO RELATED PARTY                                                7,654,396      2,903,758
                                                                           -----------    -----------
        TOTAL LIABILITIES                                                    9,215,255      4,338,163
                                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A preferred stock: $0.01 par value, 100,000 shares authorized,
       97,000 shares outstanding at December 31, 2001 and 2000                     970            970
   Common stock: $0.01 par value, 105,000 and 5,000 shares
       authorized at December 31, 2001 and 2000, respectively,
       3,000 shares outstanding at December 31, 2001 and 2000                       30             30
   Retained earnings (deficit)                                              (4,938,177)    (1,574,643)
                                                                           -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (4,937,177)    (1,573,643)
                                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,278,078    $ 2,764,520
                                                                           ===========    ===========

                 See notes to consolidated financial statements

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   PERIOD FROM
                                                                   MAY 28, 1999
                                    YEARS ENDED DECEMBER 31,     (INCEPTION) TO
                                   --------------------------      DECEMBER 31,
                                       2001           2000            1999
                                   -----------    -----------    --------------
REVENUES:
   Loan brokering/trading          $ 2,605,665    $   140,781    $           --
   Loan sale advisory services         993,007             --                --
                                   -----------    -----------    --------------
        Total revenues               3,598,672        140,781                --
                                   -----------    -----------    --------------

EXPENSES:
   Personnel                         3,616,575        789,646                --
   Depreciation and amortization     1,102,073        150,935                --
   Technology                          663,955        230,520             4,450
   General and administrative          410,036         93,471               676
   Interest                            366,243         81,479                --
   Occupancy                           325,960        130,278                --
   Travel and entertainment            262,695        174,821            11,892
   Professional                        214,669         32,143            15,113
                                   -----------    -----------    --------------
        Total expenses               6,962,206      1,683,293            32,131
                                   -----------    -----------    --------------

(LOSS) BEFORE INCOME TAX            (3,363,534)    (1,542,512)          (32,131)

INCOME TAX BENEFIT                          --             --                --
                                   -----------    -----------    --------------

NET (LOSS)                         $(3,363,534)   $(1,542,512)   $      (32,131)
                                   ===========    ===========    ==============

BASIC (LOSS) PER SHARE (NOTE 2)    $ (1,121.18)   $   (514.17)   $       (10.71)
                                   ===========    ===========    ==============

                 See notes to consolidated financial statements

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD
               FROM MAY 28, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                Series A                                                        Accumulated
                             Preferred Stock     Common Stock                      Retained        Other
                             ---------------   ---------------   Comprehensive     Earnings     Comprehensive
                             Shares   Amount   Shares   Amount      (Loss)         (Deficit)        Gain          Total
                             ------   ------   ------   ------   -------------    -----------   -------------  -----------
Capital Contribution         97,000   $  970    3,000   $   30                                                 $     1,000
Comprehensive (loss):
   Net (loss)                                                    $     (32,131)   $   (32,131)                     (32,131)
                                                                 -------------
   Comprehensive (loss)                                          $     (32,131)
                             ------   ------   ------   ------   =============    -----------     ----------   -----------
BALANCE, DECEMBER 31, 1999   97,000      970    3,000       30                        (32,131)        --           (31,131)

Comprehensive (loss):
   Net (loss)                                                    $  (1,542,512)    (1,542,512)                  (1,542,512)
                                                                 -------------
   Comprehensive (loss)                                          $  (1,542,512)
                             ------   ------   ------   ------   =============    -----------      ----------  -----------
BALANCE, DECEMBER 31, 2000   97,000      970    3,000       30                     (1,574,643)         --       (1,573,643)

Comprehensive (loss):
   Net (loss)                                                    $  (3,363,534)    (3,363,534)                  (3,363,534)
                                                                 -------------
   Comprehensive (loss)                                          $  (3,363,534)
                             ------   ------   ------   ------   =============    -----------      ----------  -----------
BALANCE, DECEMBER 31, 2001   97,000   $  970    3,000   $   30                    $(4,938,177)         --       $(4,937,177)
                             ======   ======   ======   ======                    ===========      ==========   ===========

                 See notes to consolidated financial statements

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                PERIOD FROM
                                                                                                MAY 28, 1999
                                                                  YEARS ENDED DECEMBER 31,     (INCEPTION) TO
                                                                 --------------------------     DECEMBER 31,
                                                                     2001           2000            1999
                                                                 -----------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                    $(3,363,534)   $(1,542,512)   $      (32,131)
   Adjustments to reconcile net (loss) to net cash (used in)
      provided by operating activities:
      Depreciation and amortization                                1,102,073        150,935                --
      Changes in assets - (increase) decrease:
         Accounts receivable                                        (580,234)        (9,974)              (26)
         Prepaid expenses and other assets                           (85,201)            --                --
      Changes in liabilities - increase (decrease):
         Accounts payable and accrued expenses                      (601,031)     1,008,403                --
         Accrued interest due to related party                        67,874         35,864                --
         Due to related parties                                      154,501        254,512           135,626
         Other current liabilities                                     5,110             --                --
                                                                 -----------    -----------    --------------
           Net cash (used in) provided by operating activities    (3,300,442)      (102,772)          103,469
                                                                 -----------    -----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (28,620)       (21,695)               --
   Capitalized software costs                                       (424,287)    (2,747,647)         (103,540)
   Acquisition, net of cash acquired                                (833,411)            --                --
                                                                 -----------    -----------    --------------
           Net cash (used in) investing activities                (1,286,318)    (2,769,342)         (103,540)
                                                                 -----------    -----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from note payable to related party                 4,750,638      2,903,758                --
   Capital contributions                                                  --             --             1,000
                                                                 -----------    -----------    --------------
           Net cash provided by financing activities               4,750,638      2,903,758             1,000
                                                                 -----------    -----------    --------------

NET INCREASE IN CASH                                                 163,878         31,644               929

CASH, BEGINNING OF YEAR                                               32,573            929                --
                                                                 -----------    -----------    --------------

CASH, END OF YEAR                                                $   196,451    $    32,573    $          929
                                                                 ===========    ===========    ==============

                 See notes to consolidated financial statements

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
         THE PERIOD FROM MAY 28, 1999 (INCEPTION) TO DECEMBER 31, 1999

1. BUSINESS DESCRIPTION

HanoverTrade.com, Inc. and Subsidiary is principally engaged in operating a worldwide web-based exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing a state of the art Internet trading facility supported by experienced valuation, operations and trading professionals. In addition to trading assets, HanoverTrade.com, Inc. and Subsidiary provides a full range of asset valuation, analysis, due diligence and marketing services for: performing, sub-performing and non-performing assets; whole loans and participations; CRA loans; and mortgage servicing rights. A wholly-owned subsidiary of HanoverTrade.com, Inc., Pamex Securities, LLC is a registered broker/dealer with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of HanoverTrade.com, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES; RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Actual results could differ from the estimates. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with technology. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, it is possible that the estimated useful lives of the Company's technology assets and related carrying values could be reduced in the near term due to competitive pressures.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three years.

CAPITALIZED SOFTWARE - Capitalized software includes internal and external application development stage costs incurred to develop the Company's on-line worldwide web-based exchange for trading loan pools. Capitalized software costs are stated at cost less accumulated amortization and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization is computed on the straight-line method over the estimated useful lives of the assets, generally three years. The Company periodically reassesses the estimated useful lives of the assets considering the effects of obsolescence, technology, competition, and other economic factors.

GOODWILL - Goodwill represents the excess of the purchase price over the net carrying value of assets acquired (which approximates fair value) at acquisition date. Amortization is recorded over the periods estimated to be benefited, 12 years, on a straight-line basis. The Company evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

REVENUE RECOGNITION - Revenues from loan sale advisory and trading are recognized when the transactions close and fees are earned and billed. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded. The Company's billing of fees relating to a transaction occurs concurrently with the closing and funding.

INCOME TAXES - The Company uses the asset and liability method in accounting for income taxes. This measures the tax effect of differences between the tax basis and financial statement carrying amounts of assets and liabilities.

BASIC EARNINGS PER SHARE - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of time they were outstanding.

RELATED PARTY TRANSACTIONS - The results of operations may not necessarily be indicative of those that would have occurred on a stand-alone basis.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash, accounts receivable, accounts payable and accrued expenses, due to related parties and note payable to related party were determined to be their carrying values due to their short-term nature.

RECLASSIFICATION - Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 is not expected to have a significant impact on the consolidated financial position or results of operations of the Company. The adoption of SFAS 142 is expected to reduce amortization expense by approximately $92,000 for the year ending December 31, 2002.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after

December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the consolidated financial position or results of operations of the Company.

3. ACQUISITION

On January 19, 2001, the Company hired 18 employees of Pamex Capital Partners LLC ("Pamex") and purchased all of its assets. The Company entered into employment agreements with 6 of the 18 employees hired. The purchase price consisted of $850,000 in cash paid at closing, professional fees of $18,530 plus an earn-out of between $1,250,000 and $1,500,000, payable over three years in common stock of Hanover Capital Mortgage Holdings, Inc. ("Hanover"). At December 31, 2001, an earn-out of $500,000 had been accrued and was subsequently paid on February 19, 2002. Included in the assets purchased was Pamex Securities, LLC ("Psecurities"), a securities broker dealer with minimal net assets and insignificant net income from continuing operations for the period from January 19, 2001 to December 31, 2001. Psecurities is registered with the Securities and Exchange Commission and the National Association of Securities Dealers. In addition, the Company is required under terms of the purchase agreement to adopt an employee stock option plan pursuant to which it will issue options to purchase 5% of the number of shares of common stock outstanding as of January 19, 2002.

4. PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
            Office machinery and computer equipment   $  259,950    $   21,695
            Less accumulated depreciation                (83,222)       (2,014)
                                                      ----------    ----------
            Property and equipment - net              $  176,728    $   19,681
                                                      ==========    ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $81,208 and $2,014, respectively. There was no depreciation expense for the period from May 28, 1999 (inception) to December 31, 1999.

5. CAPITALIZED SOFTWARE

                                                       DECEMBER 31,
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
            Capitalized software costs         $ 3,275,474    $ 2,851,187
            Less accumulated amortization       (1,105,151)      (148,921)
                                               -----------    -----------
            Capitalized software costs - net   $ 2,170,323    $ 2,702,266
                                               ===========    ===========

Amortization expense for the years ended December 31, 2001 and 2000 was $956,230 and $148,921, respectively. There was no amortization expense for the period from May 28, 1999 (inception) to December 31, 1999.

6. GOODWILL

                                                  DECEMBER 31,
                                                      2001
                                                  -----------
                  Goodwill                        $ 1,108,901
                  Less accumulated amortization       (64,635)
                                                  -----------
                  Goodwill - net                  $ 1,044,266
                                                  ===========

Amortization expense for the year ended December 31, 2001 was $64,635.

7. CONCENTRATION RISK

For the year ended December 31, 2001, two of the Company's customers individually accounted for 34% and 11% of total revenues. No other customer individually accounted for more than 10% of total revenues.

8. RELATED PARTY TRANSACTIONS

                                                                    DECEMBER 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
            Due to Hanover Capital Partners Ltd.             $  466,287    $  339,443
            Due to Hanover Capital Mortgage Holdings, Inc.       78,400        50,695
            Other                                                   (48)           --
                                                             ----------    ----------
            Due to related parties                           $  544,639    $  390,138
                                                             ==========    ==========

For the years ended December 31, 2001 and 2000, and the period from May 28, 1999 (inception) to December 31, 1999, Hanover Capital Partners Ltd. ("HCP") and Hanover billed certain expenses to HanoverTrade.com, Inc. ("HTC"). The expenses billed include personnel, occupancy, travel and entertainment, and general and administrative. These expenses were billed to reflect activity on behalf of HTC. HTC expects similar billings from HCP and Hanover in future periods.

HCP billed a total of $1,693,161 and $464,000 of net expenses to HTC for the years ended December 31, 2001 and 2000, respectively. The billings included $1,607,094 and $441,000 of personnel, $26,465 and $26,000 of occupancy, $59,602 and $57,000 of travel and entertainment, respectively and $51,000 of general and administrative offset by $111,000 of loan brokering/trading revenue for the year ended December 31, 2000. For the period from May 28, 1999 (inception) to December 31, 1999, HCP billed a total of $14,000 of expenses to HTC including $12,000 of travel and entertainment and $2,000 of technology.

Hanover billed a total of $345,230 and $488,000 of expenses to HTC for the years ended December 31, 2001 and 2000, respectively. The billings included $345,230 and $369,000 of personnel, respectively and $103,000 of occupancy and $16,000 of general and administrative for the year ended December 31, 2000. For the period from May 28, 1999 (inception) to December 31, 1999, Hanover billed a total of $18,000 of expenses to HTC including $15,000 of professional and $3,000 of technology.

At December 31, 2001 and 2000, HTC had a principal balance on a note payable to Hanover in the amount of $7,654,396 and $2,903,758, respectively. The maximum loan amount under this note is $10 million. The note bears interest daily at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2001 and 2000, the interest rate in effect was 3.75% and

8.5%, respectively. The entire unpaid principal balance on the note is due in full on the extended maturity date, March 31, 2003.

9. INCOME TAXES

                                                               DECEMBER 31,
                                                        -------------------------
                                                            2001          2000
                                                        -----------    ----------
             Deferred tax assets                        $ 1,944,289    $  620,824
             Valuation allowance                         (1,944,289)     (620,824)
                                                        -----------    ----------
             Deferred tax asset - net                   $        --    $       --
                                                        ===========    ==========

The items resulting in significant temporary differences for the years ended December 31, 2001 and 2000 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and goodwill amortization. The Company has established a valuation allowance for the full amount of the deferred income tax benefit.

The income tax (benefit) differs from amounts computed at statutory rates, as follows:

                                                                                        PERIOD FROM
                                                                                       MAY 28, 1999
                                                          YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                         -------------------------     DECEMBER 31,
                                                             2001          2000           1999
                                                         -----------    ----------    --------------
      Federal income taxes (benefit) at statutory rate   $(1,143,602)   $ (524,454)   $      (10,925)
      State and local income taxes (benefit)                (191,274)      (97,050)           (2,026)
      Meals and entertainment                                  8,609        11,228               522
      Officers' life insurance                                 2,802         1,881                --
                                                         -----------    ----------    --------------
      Total tax (benefit)                                 (1,323,465)     (608,395)          (12,429)
      Valuation Allowance                                  1,323,465       608,395            12,429
                                                         -----------    ----------    --------------
      Income tax (benefit)                               $        --    $       --    $           --
                                                         ===========    ==========    ==============

The Company has a Federal tax net operating loss carryforward of approximately $4,860,000 that begins to expire in 2014.

10. STOCKHOLDERS' EQUITY

Hanover owns all of the outstanding preferred stock of the Company, giving it a 97% economic interest. The remaining 3% economic interest represented by all of the common stock of the Company is owned by the principals, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares. The preferred stock has no dividend rate or preference over the common stock. Dividend distributions will be made in the same amount on a per share basis for the common stock as for the preferred stock. All voting power is held by the common stockholders except for certain situations involving merger, dissolution, sale of substantially all the assets of the Company, and amendments to the certificate of incorporation adversely affecting the preferred stockholder. In these situations, the preferred stockholder shall be entitled to vote.

On February 13, 2001, the Company's Certificate of Incorporation was amended to authorize an additional 100,000 shares of common stock.

11. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:

                              YEAR      AMOUNT
                              ----    ----------
                              2002    $  186,772
                              2003       170,112
                              2004       139,810
                              2005        45,932
                                      ----------
                                      $  542,626
                                      ==========

Rent expense for the years ended December 31, 2001 and 2000 amounted to $190,379 and $69,533, respectively. There was no rent expense for the period from May 28, 1999 (inception) to December 31, 1999.

12. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

                                                                         PERIOD FROM
                                                                        MAY 28, 1999
                                            YEARS ENDED DECEMBER 31,   (INCEPTION) TO
                                            ------------------------    DECEMBER 31,
                                               2001          2000           1999
                                            ----------    ----------   --------------
      SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid during the year for:
              Interest to related party     $  298,369    $   45,615   $           --
                                            ==========    ==========   ==============

      ACQUISITION, NET OF CASH ACQUIRED:
          Fair value of assets acquired     $  259,629    $       --   $           --
          Goodwill at acquisition              590,371            --               --
          Direct costs of acquisition           18,530            --               --
          Less cash acquired                   (35,119)           --               --
                                            ----------    ----------   --------------
          Net cash paid for acquisition     $  833,411    $       --   $           --
                                            ==========    ==========   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

At December 31, 2001, an earn-out of $500,000 had been accrued in connection with the acquisition of Pamex. Accordingly, a corresponding increase in goodwill and payable under asset purchase agreement were recorded.

13. SUBSEQUENT EVENTS

On February 19, 2002, the Company received a capital contribution from Hanover of 63,577 shares of Hanover common stock with a then fair market value of $470,470. The capital contribution was utilized by the Company to fund the earn-out issued in connection with its purchase of all of the assets of Pamex. The difference between the amount accrued at December 31, 2001 and the capital contribution at February 19, 2002, or $29,530, will be reflected as an adjustment to goodwill.

On March 12, 2002, the Company entered into a letter of intent with a third party to sell its wholly-owned subsidiary, Psecurities. An officer of the Company is related to an officer of the potential purchaser. Notwithstanding the aforementioned relationship, the Company negotiated the terms of the letter of intent as an arms-length transaction. There can be no guarantees that a sale of the Company's subsidiary will occur.

On March 20, 2002, the maturity date of the note payable to Hanover was extended from March 31, 2002 to March 31, 2003.

                                     ******