Form 10-Q
period 2002-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2002-05-15
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[]       Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from             to
                                          ------------   --------------

Commission file number: 001-13417

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                      13-3950486
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

                                  Yes X   No

         The registrant had 4,350,086 shares of common stock outstanding as of May 8, 2002.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX


                                                                                     Page No.
                                                                                     --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                                          3

              Consolidated Balance Sheets as of
              March 31, 2002 (unaudited) and December 31, 2001                              3

              Consolidated Statements of Income (unaudited)
              for the Three Months Ended March 31, 2002 and 2001                            4

              Consolidated Statement of Stockholders' Equity (unaudited)
              for the Three Months Ended March 31, 2002                                     5

              Consolidated Statements of Cash Flows (unaudited)
              for the Three Months Ended March 31, 2002 and 2001                            6

              Notes to Consolidated Financial Statements (unaudited)                        7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          14

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                    18


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                            21

Item 2.       Changes in Securities and Use of Proceeds                                    21

Item 3.       Defaults Upon Senior Securities                                              21

Item 4.       Submission of Matters to a Vote of Security Holders                          21

Item 5.       Other Information                                                            21

Item 6.       Exhibits and Reports on Form 8-K                                             21

              Signatures                                                                   22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2002            2001
                                                                               ---------       ---------
ASSETS                                                                        (unaudited)
Mortgage loans:
     Held for sale                                                             $   2,304       $   2,391
     Collateral for CMOs                                                         136,863         151,882
Mortgage securities pledged as collateral for reverse repurchase agreements:
     Available for sale                                                            4,050           4,404
     Held to maturity                                                                732             768
     Trading                                                                      15,054          33,182
Mortgage securities pledged as collateral for CMOs                                 9,818           9,840
Mortgage securities, not pledged:
     Available for sale                                                               --           1,162
     Trading                                                                       1,238           1,827
Cash and cash equivalents                                                          4,880           8,946
Accrued interest receivable                                                        1,266           1,960
Equity investments:
     Hanover Capital Partners Ltd.                                                 1,834           1,808
     HanoverTrade.com, Inc.                                                       (4,292)         (4,789)
     HDMF-I LLC                                                                    3,949              80
     Hanover Capital Partners 2, Inc.                                                 25              --
Notes receivable from related parties                                             15,534          12,538
Due from related parties                                                             571             842
Other receivables                                                                  2,929             777
Prepaid expenses and other assets                                                  1,888           1,889
                                                                               ---------       ---------
     TOTAL ASSETS                                                              $ 198,643       $ 229,507
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                                  $  17,439       $  33,338
CMO borrowing                                                                    136,295         151,096
Accrued interest payable                                                             515           1,094
Dividends payable                                                                     --             855
Accrued expenses and other liabilities                                             1,778           1,583
                                                                               ---------       ---------
TOTAL LIABILITIES                                                                156,027         187,966
                                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
   -0- issued and outstanding
Common stock, par value $.01, 90 million shares authorized, 4,324,587 and
   4,275,676 shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively                                 43              43
Additional paid-in capital                                                        67,430          67,082
Retained earnings (deficit)                                                      (24,666)        (25,978)
Accumulated other comprehensive income (loss)                                       (191)            394
                                                                               ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   42,616          41,541
                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 198,643       $ 229,507
                                                                               =========       =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                               2002          2001
                                                             -------       -------
REVENUES:
     Interest income                                         $ 3,845       $ 5,478
     Interest expense                                          2,193         4,148
                                                             -------       -------
          Net interest income                                  1,652         1,330
     Loan loss provision                                          54           239
                                                             -------       -------
          Net interest income after loan loss provision        1,598         1,091

     Gain on sale of mortgage assets                             600         1,125
     Gain (loss) on mark to market of mortgage assets,
        net of associated hedge                                  275          (125)
     Other                                                      (172)          (81)
                                                             -------       -------
          Total revenue                                        2,301         2,010
                                                             -------       -------

EXPENSES:
     Personnel                                                   496           167
     Legal and professional                                      190            85
     Management and administrative                               186           204
     Other                                                        72            73
     Financing/commitment fees                                    66            98
     Occupancy                                                    36            79
                                                             -------       -------
          Total expenses                                       1,046           706
                                                             -------       -------

          Operating income                                     1,255         1,304

Equity in income (loss) of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                                26             2
     HanoverTrade.com, Inc.                                       27          (679)
     HDMF-I LLC                                                  (21)           --
     Hanover Capital Partners 2, Inc.                             25            --
                                                             -------       -------
Income before cumulative effect of adoption of SFAS 133        1,312           627
Cumulative effect of adoption of SFAS 133                         --            46
                                                             -------       -------
NET INCOME                                                   $ 1,312       $   673
                                                             =======       =======

BASIC EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133        $  0.31       $  0.15
     Cumulative effect of adoption of SFAS 133                    --          0.01
                                                             -------       -------
     After cumulative effect of adoption of SFAS 133         $  0.31       $  0.16
                                                             =======       =======

DILUTED EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133        $  0.30       $  0.14
     Cumulative effect of adoption of SFAS 133                    --          0.01
                                                             -------       -------
     After cumulative effect of adoption of SFAS 133         $  0.30       $  0.15
                                                             =======       =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                        (in thousands except share data)
                                   (unaudited)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                           ADDITIONAL                  RETAINED   COMPREHENSIVE
                                        COMMON STOCK        PAID-IN    COMPREHENSIVE   EARNINGS      INCOME
                                     SHARES     AMOUNT      CAPITAL        INCOME      (DEFICIT)     (LOSS)         TOTAL
                                     ------     ------      -------        ------      ---------     ------         -----
Balance, December 31, 2001         4,275,676     $  43     $ 67,082                   $ (25,978)        $ 394      $ 41,541

Repurchase of common stock           (14,666)       (1)        (121)                                                   (122)
Capital contributed to
  related party                       63,577         1          469                                                     470
Comprehensive income:
  Net income                                                                $ 1,312        1,312                      1,312
  Other comprehensive income:
    Change in net unrealized
      gain (loss) on securities
      available for sale                                                       (749)                      (749)        (749)
    Change in net unrealized
      gain (loss) on
      interest rate caps
      designated as hedges                                                      164                        164          164
                                                                            -------
Comprehensive income                                                        $   727
                                   ---------     -----     --------         =======   ---------         ------     --------
Balance, March 31, 2002            4,324,587     $  43     $ 67,430                   $ (24,666)        $ (191)    $ 42,616
                                   =========     =====     ========                   =========         ======     ========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     2002           2001
                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $  1,312       $    673
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Amortization of net premium and deferred costs                                  104             90
        Loan loss provision                                                              54            239
        (Gain) on sale of mortgage assets                                              (600)        (1,125)
        (Gain) on mark to market of mortgage assets                                    (275)           (41)
        (Gain) on mark to market of mortgage assets for SFAS 133                         --            (50)
        Purchase of trading securities                                              (34,243)       (18,531)
        Sale of trading securities                                                   50,154         17,681
        Equity in (income) loss of unconsolidated subsidiaries                          (57)           677
        Decrease in accrued interest receivable                                         694            142
        (Increase) in notes receivable from related parties                          (2,996)        (1,567)
        (Increase) decrease in due from related parties                                 271           (132)
        (Increase) in other receivables                                              (2,152)          (107)
        Decrease in prepaid expenses and other assets                                   165            331
        (Decrease) in accrued interest payable                                         (579)           (52)
        Increase in accrued expenses and other liabilities                              195             41
                                                                                   --------       --------
                Net cash provided by (used in) operating activities                  12,047         (1,731)
                                                                                   --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans                                                           --         (4,434)
    Principal payments received on mortgage securities                                2,276            914
    Principal payments received on collateral for CMOs                               14,921         12,553
    Principal payments received on mortgage loans held for sale                         141              1
    Proceeds from sale of mortgage assets                                             1,162          4,107
    Sales of mortgage securities to affiliates                                          946             --
    Additions to investments                                                         (3,891)            --
                                                                                   --------       --------
                Net cash provided by investing activities                            15,555         13,141
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) borrowings from reverse repurchase agreements                (15,899)         1,388
    Net (repayment of) CMOs                                                         (14,792)       (12,456)
    Payment of dividends                                                               (855)          (865)
    Repurchase of common stock                                                         (122)            --
                                                                                   --------       --------
                   Net cash (used in) financing activities                          (31,668)       (11,933)
                                                                                   --------       --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (4,066)          (523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        8,946          9,958
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  4,880       $  9,435
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW IN INFORMATION
  Cash paid during the period for:
                   Income taxes                                                    $      7       $      4
                                                                                   ========       ========
                   Interest                                                        $  2,772       $  4,200
                                                                                   ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
  Cash contribution of 63,577 shares of common
  stock of to HTC                                                                  $    470       $    -0-
                                                                                   ========       ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2002. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

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

2. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                          MARCH 31, 2002                          DECEMBER 31, 2001
                                               -----------------------------------       -----------------------------------
                                                FIXED     ADJUSTABLE                     FIXED       ADJUSTABLE
                                                RATE         RATE           TOTAL         RATE           RATE         TOTAL
                                                ----         ----           -----         ----           ----         -----
Principal amount of mortgage loans             $   559       $ 2,487       $ 3,046       $   560       $ 2,627       $ 3,187
Net premium (discount) and deferred costs         (158)         (584)         (742)         (159)         (637)         (796)
Loan loss allowance                                 --            --            --            --            --            --
                                               -------       -------       -------       -------       -------       -------
Carrying value of mortgage loans               $   401       $ 1,903       $ 2,304       $   401       $ 1,990       $ 2,391
                                               =======       =======       =======       =======       =======       =======

        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                         MARCH 31, 2002                           DECEMBER 31, 2001
                                             ------------------------------------     -------------------------------------
                                               FIXED      ADJUSTABLE                     FIXED      ADJUSTABLE
                                                RATE         RATE          TOTAL         RATE          RATE          TOTAL
                                                ----         ----          -----         ----          ----          -----
Principal amount of mortgage loans           $ 95,600     $  40,913     $ 136,513     $ 105,849     $  45,535     $ 151,384
Net premium (discount) and deferred costs       1,306          (161)        1,145         1,442          (167)        1,275
Loan loss allowance                              (565)         (230)         (795)         (553)         (224)         (777)
                                             --------     ---------     ---------     ---------     ---------     ---------
Carrying value of mortgage loans             $ 96,341     $  40,522     $ 136,863     $ 106,738     $  45,144     $ 151,882
                                             ========     =========     =========     =========     =========     =========

3. MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                   MARCH 31, 2002                                 DECEMBER 31, 2001
                                     --------------------------------------------    --------------------------------------------
                                     AVAILABLE   HELD TO                             AVAILABLE   HELD TO
                                      FOR SALE   MATURITY    TRADING      TOTAL       FOR SALE   MATURITY     TRADING      TOTAL
                                      --------   --------    -------      -----       --------   --------     -------      -----
Principal balance of mortgage
  securities                         $  1,268    $    --    $  8,171     $  9,439     $  1,378    $    --    $ 25,251    $ 26,629
Net premium (discount) and
  deferred costs                           64         --         871          935           70         --       2,258       2,328
                                     --------    -------    --------     --------     --------    -------    --------    --------
Total amortized cost of mortgage
  securities                            1,332         --       9,042       10,374        1,448         --      27,509      28,957
Net unrealized gain (loss)                 31         --        (113)         (82)          62         --          45         107
                                     --------    -------    --------     --------     --------    -------    --------    --------
Carrying value of mortgage
  securities                         $  1,363    $    --    $  8,929     $ 10,292     $  1,510    $    --    $ 27,554    $ 29,064
                                     ========    =======    ========     ========     ========    =======      ========    ========

                FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                 MARCH 31, 2002                                 DECEMBER 31, 2001
                         ---------------------------------------------------  -----------------------------------------------------
                         AVAILABLE                      COLLATERAL            AVAILABLE                        COLLATERAL
                            FOR      HELD TO                FOR                  FOR       HELD TO                FOR
                           SALE     MATURITY   TRADING     CMOS       TOTAL      SALE     MATURITY  TRADING       CMOS       TOTAL
                           ----     --------   -------     ----       -----      ----     --------  -------       ----       -----
Principal balance of
   mortgage securities   $  3,726   $     --  $  9,414   $ 12,868   $ 26,008   $  6,561   $     --  $ 10,125   $ 12,926    $ 29,612
Net premium (discount)
   and deferred costs      (1,313)        --    (3,120)    (2,685)    (7,118)    (3,440)        --    (3,449)    (2,742)     (9,631)
                         --------   --------  --------   --------   --------   --------   --------  --------   --------    --------
Total amortized cost of
   mortgage securities      2,413         --     6,294     10,183     18,890      3,121         --     6,676     10,184      19,981
Loan loss allowance           (70)        --        --       (365)      (435)      (221)        --        --       (344)       (565)
Net unrealized gain            47         --     1,069         --      1,116        623         --       779         --       1,402
                         --------   --------  --------   --------   --------   --------   --------  --------   --------    --------
Carrying value of
   mortgage securities   $  2,390   $     --  $  7,363   $  9,818   $ 19,571   $  3,523   $     --  $  7,455   $  9,840    $ 20,818
                         ========   ========  ========   ========   ========   ========   ========  ========   ========    ========

                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                              MARCH 31, 2002                         DECEMBER 31, 2001
                                            ------------------------------------------   ------------------------------------------
                                             INTEREST-    PRINCIPAL                       INTEREST-    PRINCIPAL
                                            ONLY STRIPS  ONLY STRIPS                     ONLY STRIPS  ONLY STRIPS
                                             AVAILABLE    HELD TO -                       AVAILABLE    HELD TO -
                                             FOR SALE     MATURITY   TRADING    TOTAL     FOR SALE     MATURITY    TRADING   TOTAL
                                             --------     --------   -------    -----     --------     --------    -------   -----
Principal balance of mortgage securities      $    --      $   886   $    --   $   886     $    --      $   929    $    --  $   929
Net premium (discount) and deferred costs         546         (154)       --       392         639         (161)        --      478
                                              -------      -------   -------   -------     -------      -------    -------  -------
Total amortized cost of mortgage securities       546          732        --     1,278         639          768         --    1,407
Loan loss allowance                                --           --        --        --          --           --         --       --
Net unrealized gain (loss)                       (249)          --        --      (249)       (106)          --         --     (106)
                                              -------      -------   -------   -------     -------      -------    -------  -------
Carrying value of mortgage securities         $   297      $   732   $    --   $ 1,029     $   533      $   768    $    --  $ 1,301
                                              =======      =======   =======   =======     =======      =======    =======  =======

4.  LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                -------------------
                                  2002        2001
                                  ----        ----
Balance, beginning of period    $ 1,342     $ 1,724
Loan loss provision                  54         239
Sales                              (157)       (386)
Charge-offs                          (9)        (90)
Recoveries                           --          --
                                -------     -------
Balance, end of period          $ 1,230     $ 1,487
                                =======     =======

5.  EQUITY INVESTMENTS

Hanover owns 100% of the non-voting preferred stock of Hanover Capital Partners Ltd.("HCP"), a due diligence consulting firm, HanoverTrade.com, Inc. ("HTC"), an internet-based loan trading firm and Hanover Capital Partners 2, Inc., ("HCP-2") a previously inactive subsidiary through which Hanover commenced trading activity during the first quarter of 2002. These ownership interests entitle Hanover to receive 97% of the earnings or losses of HCP and HTC and 99% of the earnings or losses of HCP-2. In addition, Hanover has a 31.45946% interest in HDMFI LLC (HDMF-I") a limited liability company formed to purchase, service, manage and ultimately re-sell or otherwise liquidate packages of primarily sub-and non-performing one-to-four family residential whole loans.


                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                       ---------
                                    2002      2001
                                    ----      ----
REVENUES:
  Due diligence fees               $  916    $1,359
  Assignment fees                     389       166
  Other income                         40         6
                                   ------    ------
       Total revenues               1,345     1,531
                                   ------    ------

EXPENSES:
  Personnel                         1,093     1,229
  Other                               106       203
  General and administrative           74        60
  Depreciation and amortization        15        15
  Interest                             11        10
                                   ------    ------
       Total expenses               1,299     1,517
                                   ------    ------

INCOME BEFORE INCOME TAXES             46        14
INCOME TAX PROVISION                   19        12
                                   ------    ------
NET INCOME                         $   27    $    2
                                   ======    ======

                      HANOVERTRADE.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                          ---------
                                       2002       2001
                                       ----       ----
REVENUES:
  Loan brokering and other income    $ 1,929    $   938
                                     -------    -------
       Total revenues                  1,929        938
                                     -------    -------

EXPENSES:
  Personnel                              960        913
  Depreciation and amortization          296        271
  Technology                             259        116
  General and administrative             136         52
  Occupancy                               94         56
  Interest                                73         95
  Travel and entertainment                56         95
  Professional                            27         41
                                     -------    -------
       Total expenses                  1,901      1,639
                                     -------    -------

INCOME (LOSS) BEFORE INCOME TAXES         28       (701)
INCOME TAX PROVISION (BENEFIT)            --         (1)
                                     -------    -------
NET INCOME (LOSS)                    $    28    $  (700)
                                     =======    =======

HTC's total assets at March 31, 2002 were $4,937,000, which includes $1,897,000 of capitalized software costs and $1,015,000 of goodwill. HTC's total liabilities at March 31, 2002 were $9,361,000, which includes a note payable to Hanover of $7,804,000 and intercompany payables of $862,000.

6. NOTES RECEIVABLE AND AFFILIATED PARTY TRANSACTIONS

During the first quarter of 2002, Hanover advanced funds to HCP, HTC and HCP-2 pursuant to unsecured loan agreements. The HCP and HTC loans bear interest at 1.00% below the prime rate and mature on March 31, 2003. The loan to HCP-2, which also matures on March 31, 2003, bears interest at a fixed rate of 10%. In addition, Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf, and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                             (dollars in thousands)

             DECEMBER 31,                           MARCH 31,
                2001                                  2002
               BALANCE    ADVANCES    REPAYMENTS     BALANCE
               -------    --------    ----------     -------
Principals    $  3,279    $     --     $     --     $  3,279
HCP              1,036         315           --        1,351
HTC              7,654         150           --        7,804
HCP-2              569       4,650       (2,119)       3,100
              --------    --------     --------     --------
              $ 12,538    $  5,115     $ (2,119)    $ 15,534
              ========    ========     ========     ========

During the first quarters of 2002 and 2001, Hanover recorded the following interest income generated from loans to related parties (dollars in thousands):

            THREE MONTHS ENDED
                MARCH 31,
                ---------
              2002    2001
              ----    ----
Principals    $ 45    $ 45
HCP             11      10
HTC             73      95
HCP-2           67      --
              ----    ----
              $196    $150
              ====    ====

Hanover engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2002 with subsequent renewal. The Consolidated Statements of Income for the quarter ended March 31, 2002 and 2001 include management and administrative expenses of $154,000 and $175,000, respectively, relating to billings from HCP.

7.  REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at March 31, 2002 is summarized as follows (dollars in thousands):

                                      DEC. 31,      NET       MARCH 31,
                           MAXIMUM     2001      (PAYDOWN)      2002      UNDERLYING
        LENDER            BORROWING   BALANCE     ADVANCE     BALANCE     COLLATERAL     TYPE OF COLLATERAL
        ------            ---------   -------     -------     -------     ----------     ------------------
Lender A (committed)        $10,000     $1,910        $(52)      $1,858       $10,385    Retained CMO Securities
Lender A                                 3,609         (17)       3,592         6,346    Mortgage Securities
Lender B                                25,787     (15,812)       9,975        10,292    Mortgage Securities
Lender C                                 1,462            1       1,463         2,422    Mortgage Securities
Lender D                                   504         (19)         485           619    Mortgage Securities
Lender E                                    66            -          66           157    Mortgage Securities
                                       -------    --------      -------       -------
Total                                  $33,338    $(15,899)     $17,439       $30,221
                                       =======    ========      =======       =======


With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 27, 2003.

8. DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (CASH FLOW HEDGE & FREESTANDING DERIVATIVES)

From time to time, the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and collateralized mortgage obligations ("CMOs"). At March 31, 2002, the Company has designated one of its interest rate caps as a "cash flow hedge" and two as "freestanding derivatives". The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to offset increases in interest expense that could result from increases in interest rates. For cash flow hedges, the Company purchases caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of the interest rate caps are indexed to LIBOR, and those liabilities for which a specific interest rate cap has been designated a cash flow hedge are also indexed to LIBOR. The Company considers its two interest rate caps designated as freestanding derivatives additional protection against the net interest margin although it has not been specifically designated a hedging instrument for accounting purposes. The Company did not recognize any gains or losses for the three months ended March 31, 2002 as a result of hedge ineffectiveness for the interest rate cap designated as a cash flow hedge. During the first quarter of 2002, the Company terminated hedge accounting for one of its cash flow hedges. At the termination date, the loss previously reported in other comprehensure income of $164,000 was reclassified through earnings. The Company then designated this interest rate cap as a free standing derivative. Subsequently, the Company recognized $23,000 of gains for the three months ended March 31, 2002 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments.

FORWARD SALES OF AGENCY SECURITIES FREESTANDING DERIVATIVES)

For the three months ended March 31, 2002, the Company entered into forward sales of government agency guaranteed securities, known as "Agency" to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for MBS, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of both the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage securities in the accompanying Consolidated Statement of Income. The mark to market on the freestanding derivatives is reported as a component of other income in the accompanying Consolidated Statement of Income. The Company realized net losses on these hedges of $31,000 for the three months ended March 31, 2002.

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions up to a maximum of $3,000,000. In addition, on August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. As of March 31, 2002, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 3,000 shares under the 2001 share repurchase authorization.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of March 31, 2002, 14,666 shares have been repurchased for approximately $122,000.

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                     ---------
                                                                                2002          2001
                                                                                ----          ----
EARNINGS PER SHARE BASIC:
     Income before cumulative effect of adoption of SFAS 133                 $    1,312    $      627
     Cumulative effect of adoption of SFAS 133                                       --            46
                                                                             ----------    ----------
     Net income (loss) (numerator)                                           $    1,312    $      673
                                                                             ==========    ==========

     Average common shares outstanding  (denominator)                         4,302,350     4,322,944
                                                                             ==========    ==========

     Per share:
          Before cumulative effect of adoption of SFAS 133                   $     0.31    $     0.15
          Cumulative effect of adoption of SFAS 133                                  --          0.01
                                                                             ----------    ----------
          After cumulative effect of adoption of SFAS 133                    $     0.31    $     0.16
                                                                             ==========    ==========

EARNINGS PER SHARE DILUTED:
     Income before cumulative effect of adoption of SFAS 133                 $    1,312    $      627
     Cumulative effect of adoption of SFAS 133                                       --            46
                                                                             ----------    ----------
     Net income (numerator)                                                  $    1,312    $      673
                                                                             ==========    ==========

     Average common shares outstanding                                        4,302,350     4,322,944
                                                                             ----------    ----------

     Add: Incremental shares from assumed conversion of warrants                 90,996       108,043
          Incremental shares from assumed conversion of stock options                --        30,736
                                                                             ----------    ----------
     Dilutive potential common shares                                            90,996       138,779
                                                                             ----------    ----------

     Diluted weighted average shares outstanding (denominator)                4,393,346     4,461,723
                                                                             ==========    ==========

     Per share:
          Before cumulative effect of adoption of SFAS 133                   $     0.30    $     0.14
          Cumulative effect of adoption of SFAS 133                                  --          0.01
                                                                             ----------    ----------
          After cumulative effect of adoption of SFAS 133                    $     0.30    $     0.15
                                                                             ==========    ==========

10. SUBSEQUENT EVENTS

On May 13, 2002, a $0.25 cash dividend was declared by the Board of Directors for the quarter ended March 31, 2002 to be paid on June 4, 2002 to stockholders of record as of May 28, 2002.

The proposed restructure of the Company that has been under consideration in various forms since the fall of 2001 has been tabled in light of current market conditions that have enabled the Company to consider various strategic alternatives to restructuring. Specifically, increased interest from venture and strategic investors in HanoverTrade and Hanover Capital Partners, and the possible increased receptivity in the capital markets to secondary equity offerings of mortgage REIT stocks have given the Company new alternatives to consider. The positive cash flow for the first quarter 2002 for HanoverTrade also contributed to the decision to table the original restructure plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations, intent or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire mortgage loans; expected availability of the master reverse repurchase agreement financing; the sufficiency of the Company's working capital, cash flows and financing to support the Company's future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of the Company's operations. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," in Hanover's Annual Report on Form 10-K for the year ended December 31, 2001, that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire MBS; the possible adverse effect of changing economic conditions, including fluctuations in interest rates and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; the effect of competitive pressures from other financial institutions, including other mortgage REITs; and the possible changes, if any, in the REIT rules. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The Company undertakes no obligation to update or revise the information contained herein, whether as a result of new information, future events or circumstances, or otherwise.

Investors should also carefully consider the critical accounting policies identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," in Hanover's Annual Report on Form 10-K for the year ended December 31, 2001, that could cause actual results to differ materially from the results provided in the forward-looking statements. Further, the Company specifically cautions investors to consider the following significant accounting policies involving a high degree of judgement and complexity in the preparation of our consolidated financial statements in conjunction with the forward looking statements; mortgage securities, loan loss allowance, equity investment and income taxes.

RESULTS OF OPERATIONS

Hanover recorded net income of $1,312,000 or $0.31 per share based on 4,302,350 weighted average shares of common stock outstanding for the three months ended March 31, 2002 compared to net income of $673,000 or $0.16 per share based on 4,322,944 weighted average common shares outstanding for the three months ended March 31, 2001. Total revenue for the quarter ended March 31, 2002 was $2,301,000 compared with $2,010,000 for the comparable quarter last year.

Net interest income increased to $1,652,000, or $0.38 per share, in 2002 from $1,330,000, or $0.31 per share, in 2001. The increase in net interest income of $322,000 was primarily due to increased interest income of $474,000 on the Company's 1999-B Securitization due to favorable market interest rates and increased interest income of $73,000 on the Agency MBS portfolio due to an increased average balance over the comparable quarter. These increases are offset by a decrease of $212,000 on the Subordinate MBS portfolio due to a decreased average balance over the comparable quarter.

Hanover's provision for loan losses decreased to $54,000 for the first quarter of 2002 from $239,000 last year, primarily as a result of sales of first-loss subordinate MBS and a reduction in the average balance of collateral for CMOs.

First quarter 2002 revenues included a gain on sale of mortgage assets of $600,000 compared to a gain of $1,125,000 in the same period last year.

Operating expenses for the three months ended March 31, 2002 were $1,046,000, compared to $706,000 last year, an increase of $340,000. Personnel expenses increased to $496,000 this year compared to $167,000 last year, primarily due to a bonus accrual established for a pool of employees during the first quarter 2002. Such bonus accrual while discretionary in nature has been developed in consideration of certain performance objectives. No such bonus accrual was established for the 2001 quarter.

Hanover's equity in income of HCP, its unconsolidated consulting subsidiary, increased to $26,000 for the three months ended March 31, 2002 from $2,000 for the same period last year. Total revenues at HCP decreased $186,000 or 12% to $1,345,000 in 2002 from $1,531,000 in 2001. Due diligence fees decreased $443,000 or 33% to $916,000 in 2002 from $1,359,000 in 2001 while assignment fees increased $223,000 or 134% to $389,000 in 2002 from $166,000 in 2001.
Expenses decreased to $1,299,000 from $1,517,000.

Hanover recognized equity in income of HTC, its worldwide web-based exchange for loan pool trading and loan sale advisory services, of $27,000 for the three months ended March 31, 2002 compared to a loss of $679,000 for the same period last year. Total revenues at HTC increased $991,000 or 106% to $1,929,000 in 2002 from $938,000 in 2001. Expenses increased to $1,901,000 from $1,639,000.
Personnel expenses increased to $960,000 in 2002 from $913,000 in 2001. Depreciation and amortization increased to $296,000 in 2002 from $271,000 in 2001. Technology expense for web hosting and web graphics increased to $259,000 in 2002 from $116,000 in 2001. General and administrative expense increased to $136,000 in 2002 from $52,000 in 2001. Occupancy expense increased to $94,000 in 2002 from $56,000 in 2001.

In the first quarter of 2002, the Company commenced trading activity in HCP-2 and Hanover recognized equity in income of $25,000. HCP-2 was actively engaged in the trading of Agency derivative MBS and futures contracts.

In November 2001, Hanover made its initial investment in HDMF-I of $115,000. In the first quarter of 2002, Hanover invested an additional $3,891,000 in HDMF-I and recognized equity in losses of $21,000. HDMF-I is a limited liability company with an objective to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans. At March 31, 2002, the Company had a total capital contribution commitment of $5,820,000.

                               NET INTEREST INCOME
                             (dollars in thousands)

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                   2002                2001
                                   ----                ----
                               NET      LOAN       NET      LOAN
                            INTEREST    LOSS     INTEREST   LOSS
                             INCOME   PROVISION   INCOME  PROVISION
                             ------   ---------   ------  ---------
Mortgage loans               $  117    $   --     $    2    $   --
CMO collateral                  741       (47)       224       (69)
Agency MBS                      203        --        130        --
Private placement MBS           374        (7)       701      (170)
Other                           217        --        273        --
                             ------    ------     ------    ------
Total net interest income    $1,652    $  (54)    $1,330    $ (239)
                             ======    ======     ======    ======

TAXABLE INCOME

Hanover's taxable income for the quarter ended March 31, 2002 is estimated at $409,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income                                                  $ 1,312

    GAAP gain on sale                                               (600)
    Tax gain on sale                                                 443
    Utilization of capital loss carryforward                        (443)
    Equity in (income) of unconsolidated subsidiaries                (57)
    Gain on mark to market of mortgage securities, net of
      associated hedge                                              (164)
    Loan loss provision, net of realized losses                       46
    Tax amortization of net premiums on mortgages, CMO
      collateral and mortgage securities and interest accrual
      in excess of GAAP amortization and interest accrual           (128)
                                                                 -------
Estimated taxable income                                         $   409
                                                                 =======

As a REIT, Hanover is required to pay dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of Hanover's taxable income for each year by the time Hanover files its Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Dividend payments for 2002 may represent a partial return of capital dividend to shareholders.

LIQUIDITY

The Company expects to meet its future short-term and long-term liquidity requirements generally from its existing working capital, cash flow provided by operations, reverse repurchase agreements ("repos") and other possible sources of financing, including CMOs and REMICs. The Company considers its ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

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

The Company had one committed reverse repo line of credit in place at March 31, 2002 and five uncommitted lines of credit. At March 31, 2002, the Company had available capacity to borrow $10 million under the committed line. Management may add additional committed and uncommitted lines of credit in the future.

Net cash provided by operating activities for the three months ended March 31, 2002 was $12,047,000 compared to net income of $1,312,000 for the period. Sales of trading securities provided $50,154,000, partially offset by the purchase of trading securities of $34,243,000.

Net cash provided by investing activities amounted to $15,555,000 during the three months ended March 31, 2002. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $14,921,000, (ii) principal payments received on mortgage securities of $2,276,000 and (iii) proceeds from sale of mortgage assets of $1,162,000. These proceeds were partially offset by additions to investments of $3,891,000.

Cash flows from financing activities used $31,668,000 during the three months ended March 31, 2002. The Company made repayments on reverse repurchase agreements of $15,899,000 and on CMO borrowings of $14,792,000. Hanover also paid dividends of $855,000 and purchased an additional 14,666 shares of its common stock for $122,000 during the period.

CAPITAL RESOURCES

The Company regularly invests its capital in MBS through Hanover, its primary investment vehicle. Hanover has also invested a limited amount of its capital in HTC. From the inception of HTC in May 1999 until March 31, 2002, Hanover advanced $7,804,000 in the form of loans, and $172,000 in the form of intercompany advances, to HTC. The Company believes that HTC will not need substantial capital investments to fund operating activities in 2002. Although the Company continues to pursue outside capital to address HTC's capitalized software budget and operating needs, the proposed restructure of the Company that has been under consideration in various forms since the fall of 2001 has been tabled. Therefore, the Company will continue to hold an interest in MTC and will continue to be responsible for its capital or operating needs.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 2002, the Company used certain derivative financial instruments as hedges of anticipated transactions relating to its mortgage securities.

The Company, from time to time, enters into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage its exposure to market pricing changes in connection with the purchase, holding, securitization and sale of its fixed-rate mortgage loan portfolio and certain mortgage securities. The Company generally closes out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, the Company recognizes changes in the fair value of such hedges in earnings in the period of change.

At March 31, 2002, the Company had forward commitments to sell $6.5 million (par value) of Agency mortgage securities that had not yet settled. These forward commitments were entered into to partially hedge the expected sale of approximately $9.4 million principal balance of subordinate MBS classified as trading.

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

During the first quarter of 2002, the Company terminated hedge accounting for one of its cash flows hedges. At the termination date, the loss previously reported in other comprehensive income of $164,000 was reclassified through earnings. The Company then designated this interest rate cap as a free standing derivative.

At March 31, 2002, the Company had the following interest rate caps in effect (dollars in thousands):

NOTIONAL AMOUNT           INDEX            STRIKE %       MATURITY DATE      ACCOUNTING DESIGNATION
---------------           -----            --------       -------------      ----------------------
      $ 11,000        3 Month LIBOR         7.695%        October 2003       Freestanding Derivative
        30,000        1 Month LIBOR         7.25%          August 2002       Cash Flow Hedge
        20,000        1 Month LIBOR         7.75%          August 2004       Freestanding Derivative
      --------
      $ 61,000
      ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repo Financing

At March 31, 2002, the Company owned $2,304,000 of mortgage loans held for sale. In general, Hanover expects that future loan purchases will be conducted by its equity investee HDMF-I, and Hanover does not currently plan to purchase additional loans for its own account. If the Company resumes its strategy of purchasing mortgage loans for its own account, it would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repo financing or with equity alone in certain instances. In this scenario, the Company would be exposed to the mismatch between the cost of funds on its reverse repo financing and the yield on the mortgage loans. The Company's reverse repo financing at March 31, 2002 was indexed to LIBOR plus a spread of 90 to 175 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

The Company also has floating-rate reverse repo financing for certain fixed-rate MBS. At March 31, 2002, the Company had a total of $15,581,000 of floating-rate reverse repo financing compared to $30,892,000 of fixed-rate MBS investments. The Company has attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, the Company will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, the Company generally attempts to hedge these changes through the short sale of mortgage securities, described above. At March 31, 2002, the Company did not have any significant mortgage loans held for sale. The mortgage securities held for trading were hedged with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $96,341,000 of fixed-rate mortgage loans and $40,522,000 of adjustable-rate mortgage loans and $9,818,000 of mortgage securities at March 31, 2002. The primary financing for this asset category is the CMO debt of $136,295,000 and, to a much lesser extent, reverse repos of $1,858,000. The reverse repo financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repo matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, the Company has hedged this interest rate risk through the purchase of interest rate caps. The Company purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $50 million at March 31, 2002.

Mortgage Securities

At March 31, 2002, the Company owned certain fixed-rate Agency and private placement mortgage securities and certain interest-only and principal-only private placement mortgage securities with an aggregate carrying value of $21,074,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. The interest-only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest-only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not engaged in any material legal proceeding.

Item 2.           Changes in Securities and Use of Proceeds

                  On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option
                  Plan. As of March 31, 2002, 14,666 shares have been repurchased for approximately $122,000.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  The proposed restructure of the Company that has been under consideration in various forms since the fall of 2001 has been tabled in light of current market conditions that have enabled the Company to consider various strategic alternatives to restructuring. Specifically, increased interest from venture and strategic investors in HanoverTrade and Hanover Capital
                  Partners, and the possible increased receptivity in the capital markets to secondary equity offerings of mortgage REIT stocks have given the Company new alternatives to consider.
                  The positive cash flow for the first quarter 2002 for HanoverTrade also contributed to the decision to table the original restructure plan.

Item 6.           Exhibits and Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                      By:  /s/ John A. Burchett
Dated: May 15, 2002                        -------------------------------------
                                           John A. Burchett
                                           President and Chief Executive Officer
                                           Chairman of the Board of Directors

                                      By:  /s/ J. Holly Loux
Dated: May 15, 2002                        -------------------------------------
                                           J. Holly Loux
                                           Chief Financial Officer