Form 10-Q
period 2002-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2002-08-14
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       OR

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to ______________

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

                               Yes |X|   No | |

      The registrant had 4,451,030 shares of common stock outstanding as of August 13, 2002.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                             PAGE NO.
                                                                             --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                  3

           Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and December 31, 2001                       3

           Consolidated Statements of Income (unaudited)
           for the Three and Six Months Ended June 30, 2002 and 2001             4

           Consolidated Statement of Stockholders'
           Equity (unaudited) for the Six Months Ended June 30, 2002             5

           Consolidated Statements of Cash Flows (unaudited)
           for the Six Months Ended June 30, 2002 and 2001                       6

           Notes to Consolidated Financial Statements (unaudited)                7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    24

Item 2.    Changes in Securities and Use of Proceeds                            24

Item 3.    Defaults Upon Senior Securities                                      24

Item 4.    Submission of Matters to a Vote of Security Holders                  25

Item 5.    Other Information                                                    25

Item 6.    Exhibits and Reports on Form 8-K                                     26

           Signatures                                                           27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2002          2001
                                                                               -----------   ------------
ASSETS                                                                         (unaudited)
Mortgage loans:
     Held for sale                                                              $     758     $   2,391
     Collateral for CMOs                                                          123,523       151,882
Mortgage securities pledged as collateral
  for reverse repurchase agreements:
     Available for sale                                                             4,265         4,404
     Held to maturity                                                                 689           768
     Trading                                                                       11,404        33,182
Mortgage securities pledged as collateral for CMOs                                  9,800         9,840
Mortgage securities, not pledged:
     Available for sale                                                               579         1,162
     Trading                                                                        3,657         1,827
Cash and cash equivalents                                                           8,514         8,946
Accrued interest receivable                                                         1,202         1,960
Equity investments:
     Hanover Capital Partners Ltd.                                                  1,920         1,808
     HanoverTrade, Inc.                                                            (3,663)       (4,789)
     HDMF-I LLC                                                                     3,970            80
     Hanover Capital Partners 2, Inc.                                                 (19)           --
Notes receivable from related parties                                              13,880        12,538
Due from related parties                                                              517           842
Other receivables                                                                     528           777
Prepaid expenses and other assets                                                   1,585         1,889
                                                                                ---------     ---------
TOTAL ASSETS                                                                    $ 183,109     $ 229,507
                                                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                                   $  13,544     $  33,338
CMO borrowing                                                                     123,173       151,096
Accrued interest payable                                                              551         1,094
Dividends payable                                                                      --           855
Accrued expenses and other liabilities                                              2,038         1,583
                                                                                ---------     ---------
     TOTAL LIABILITIES                                                            139,306       187,966
                                                                                ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
   -0- issued and outstanding
Common stock, par value $.01, 90 million shares authorized,
   4,451,030 and 4,275,676 shares issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively                                   45            43
Additional paid-in capital                                                         67,963        67,082
Retained earnings (deficit)                                                       (24,387)      (25,978)
Accumulated other comprehensive income (loss)                                         182           394
                                                                                ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                                                    43,803        41,541
                                                                                ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 183,109     $ 229,507
                                                                                =========     =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                           -----------------------   -----------------------
                                                              2002         2001         2002         2001
                                                           ---------    ----------   ---------    ----------
REVENUES:
     Interest income                                        $ 3,461      $ 5,327      $ 7,306      $ 10,805
     Interest expense                                         2,080        3,653        4,273         7,801
                                                            -------      -------      -------      --------
          Net interest income                                 1,381        1,674        3,033         3,004
     Loan loss provision                                         67          204          121           443
                                                            -------      -------      -------      --------
          Net interest income after loan loss provision       1,314        1,470        2,912         2,561

     Gain on sale of mortgage assets                            305          728          905         1,853
     Gain on mark to market of mortgage assets,
        net of associated hedge                                 300          144          575            18
     Other gain (loss)                                         (253)          10         (425)          (70)
                                                            -------      -------      -------      --------
          Total revenue                                       1,666        2,352        3,967         4,362
                                                            -------      -------      -------      --------

EXPENSES:
     Personnel                                                  360          170          856           337
     Legal and professional                                     239          191          429           276
     Management and administrative                              175          192          361           396
     Other                                                       83           95          155           168
     Financing/commitment fees                                   66           55          132           153
     Occupancy                                                   41           77           77           156
                                                            -------      -------      -------      --------
          Total expenses                                        964          780        2,010         1,486
                                                            -------      -------      -------      --------
          Operating income                                      702        1,572        1,957         2,876

Equity in income (loss) of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                               86           10          112            12
     HanoverTrade, Inc.                                         628         (886)         655        (1,565)
     HDMF-I LLC                                                  20           --           (1)           --
     Hanover Capital Partners 2, Inc.                           (44)          --          (19)           --
                                                            -------      -------      -------      --------
Income before cumulative effect of adoption of SFAS 133       1,392          696        2,704         1,323
Cumulative effect of adoption of SFAS 133                        --           --           --            46
                                                            -------      -------      -------      --------
NET INCOME                                                  $ 1,392      $   696      $ 2,704      $  1,369
                                                            =======      =======      =======      ========

BASIC EARNINGS PER SHARE:

     Before cumulative effect of adoption of SFAS 133       $  0.32      $  0.17      $  0.62      $   0.31
     Cumulative effect of adoption of SFAS 133                   --           --           --          0.01
                                                            -------      -------      -------      --------
     After cumulative effect of adoption of SFAS 133        $  0.32      $  0.17      $  0.62      $   0.32
                                                            =======      =======      =======      ========

DILUTED EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133       $  0.31      $  0.16      $  0.61      $   0.30
     Cumulative effect of adoption of SFAS 133                   --           --           --          0.01
                                                            -------      -------      -------      --------
     After cumulative effect of adoption of SFAS 133        $  0.31      $  0.16      $  0.61      $   0.31
                                                            =======      =======      =======      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                        (in thousands except share data)
                                   (unaudited)

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                           COMMON STOCK           ADDITIONAL                    RETAINED    COMPREHENSIVE
                                    --------------------------     PAID-IN     COMPREHENSIVE    EARNINGS        INCOME
                                      SHARES           AMOUNT      CAPITAL         INCOME       (DEFICIT)       (LOSS)       TOTAL
                                    ----------        --------    --------     -------------    ---------   -------------   -------
Balance, December 31, 2001           4,275,676        $    43     $ 67,082                       $(25,978)       $394       $41,541

Repurchase of common stock             (15,666)            --         (131)                                                    (131)
Capital contributed to related
   party                                63,577              1          469                                                      470
Exercise of options                    127,443              1          543                                                      544
Comprehensive income:
 Net income                                                                      $  2,704            2,704                    2,704
 Other comprehensive income:
   Change in net unrealized
    gain (loss) on securities
    available for sale                                                               (376)                       (376)         (376)
   Change in net unrealized
    gain (loss) on interest rate
    caps designated as hedges                                                         164                         164           164
                                                                                 --------
Comprehensive income                                                             $  2,492
                                                                                 ========
Dividends declared                                                                                  (1,113)                  (1,113)
                                   -----------        -------     --------                        --------      -------     -------

Balance, June 30, 2002               4,451,030        $    45     $ 67,963                        $(24,387)     $   182     $43,803
                                   ===========        =======     ========                        ========      =======     =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      2002           2001
                                                                   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  2,704      $  1,369
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Amortization of net premium and deferred costs                    213           117
       Loan loss provision                                               121           443
       (Gain) on sale of mortgage assets                                (905)       (1,853)
       (Gain) on mark to market of mortgage assets                      (575)         (167)
       (Gain) on mark to market of mortgage assets for SFAS 133           --           (50)
       Purchase of trading securities                                (38,685)      (45,061)
       Sale of trading securities                                     55,524        43,447
       Equity in (income) loss of unconsolidated subsidiaries           (747)        1,553
       Decrease in accrued interest receivable                           758           309
       (Increase) in notes receivable from related parties            (1,342)       (2,801)
       Decrease (increase) in due from related parties                   325          (314)
       Decrease in other receivables                                     249           660
       Decrease in prepaid expenses and other assets                     468           400
       (Decrease) in accrued interest payable                           (543)         (264)
       Increase in accrued expenses and other liabilities                455           136
                                                                    --------      --------
          Net cash provided by (used in) operating activities         18,020        (2,076)
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage  securities                                    (592)       (4,433)
    Principal payments received on mortgage securities                 3,201         1,772
    Principal payments received on collateral for CMOs                28,181        27,768
    Principal payments received on mortgage loans held for sale          201             5
    Proceeds from sale of mortgage assets                              2,763         8,984
    Sales of mortgage securities to affiliates                           946            --
    Capital contribution to HDMF-I LLC                                (3,891)           --
                                                                    --------      --------
            Net cash provided by investing activities                 30,809        34,096
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) reverse repurchase agreements                 (19,794)       (1,478)
    Net (repayment of) CMOs                                          (27,912)      (27,568)
    Payment of dividends                                              (1,968)       (1,695)
    Repurchase of common stock                                          (131)       (1,335)
    Exercise of stock options                                            544            77
                                                                    --------      --------
            Net cash (used in) financing activities                  (49,261)      (31,999)
                                                                    --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (432)           21

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         8,946         9,958
                                                                    --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  8,514      $  9,979
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
                Interest                                            $  4,816      $  8,065
                                                                    ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Capital contribution of 63,577 shares of common stock to HT      $    470      $     --
                                                                    ========      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its equity-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with Hanover's Annual Report on Form 10-K for the year ended December 31, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2002. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial statements.

2. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                          JUNE 30, 2002                         DECEMBER 31, 2001
                                                ---------------------------------        -----------------------------------
                                                FIXED      ADJUSTABLE                    FIXED      ADJUSTABLE
                                                 RATE         RATE         TOTAL         RATE          RATE           TOTAL
                                                -----      ----------     -------        -----      ----------       -------
Principal amount of mortgage loans              $ 266        $ 899        $ 1,165        $ 560        $ 2,627        $ 3,187
Net premium (discount) and deferred costs        (112)        (295)          (407)        (159)          (637)          (796)
Loan loss allowance                                --           --             --           --             --             --
                                                -----        -----        -------        -----        -------        -------
Carrying value of mortgage loans                $ 154        $ 604        $   758        $ 401        $ 1,990        $ 2,391
                                                =====        =====        =======        =====        =======        =======

        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                         JUNE 30, 2002                               DECEMBER 31, 2001
                                            -----------------------------------------    ------------------------------------------
                                             FIXED         ADJUSTABLE                       FIXED        ADJUSTABLE
                                              RATE            RATE            TOTAL         RATE            RATE            TOTAL
                                            --------       ----------       ---------    ---------       ----------       ---------
Principal amount of mortgage loans          $ 86,834        $ 36,468        $ 123,302    $ 105,849        $ 45,535        $ 151,384
Net premium (discount) and deferred costs      1,204            (174)           1,030        1,442            (167)           1,275
Loan loss allowance                             (580)           (229)            (809)        (553)           (224)            (777)
                                            --------        --------        ---------    ---------        --------        ---------
Carrying value of mortgage loans            $ 87,458        $ 36,065        $ 123,523    $ 106,738        $ 45,144        $ 151,882
                                            ========        ========        =========    =========        ========        =========

3. MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                             JUNE 30, 2002                           DECEMBER 31, 2001
                                              -----------------------------------------   ---------------------------------------
                                              AVAILABLE   HELD TO                         AVAILABLE  HELD TO
                                              FOR SALE   MATURITY   TRADING      TOTAL    FOR SALE   MATURITY    TRADING     TOTAL
                                              ---------  --------   -------     -------   ---------  --------    -------    -------

Principal balance of mortgage securities       $1,195    $    --    $ 4,360     $ 5,555     $1,378    $    --    $25,251    $26,629
Net premium (discount) and deferred costs          60         --        494         554         70         --      2,258      2,328
                                               ------    -------    -------     -------     ------    -------    -------    -------
Total amortized cost of mortgage securities     1,255         --      4,854       6,109      1,448         --     27,509     28,957
Net unrealized gain (loss)                         19         --        (91)        (72)        62         --         45        107
                                               ------    -------    -------     -------     ------    -------    -------    -------
Carrying value of mortgage securities          $1,274    $    --    $ 4,763     $ 6,037     $1,510    $    --    $27,554    $29,064
                                               ======    =======    =======     =======     ======    =======    =======    =======

                FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                             JUNE 30, 2002                                       DECEMBER 31, 2001
                         ----------------------------------------------------   ---------------------------------------------------
                         AVAILABLE                       COLLATERAL             AVAILABLE                       COLLATERAL
                            FOR      HELD TO                FOR                   FOR       HELD TO                FOR
                            SALE    MATURITY    TRADING     CMOS       TOTAL      SALE     MATURITY   TRADING      CMOS      TOTAL
                         ---------  --------   --------   --------   --------   --------   --------   --------   --------  --------
Principal balance of
   mortgage securities    $ 5,740    $    --   $ 13,469   $ 12,808   $ 32,017    $ 6,561    $    --   $ 10,125   $ 12,926  $ 29,612
Net premium (discount)
   and deferred costs      (2,747)        --     (4,098)    (2,625)    (9,470)    (3,440)        --     (3,449)    (2,742)   (9,631)
                          -------    -------   --------   --------   --------    -------    -------   --------   --------  --------
Total amortized cost of
   mortgage securities      2,993         --      9,371     10,183     22,547      3,121         --      6,676     10,184    19,981
Loan loss allowance           (74)        --         --       (383)      (457)      (221)        --         --       (344)     (565)
Net unrealized gain           377         --        927         --      1,304        623         --        779         --     1,402
                          -------    -------   --------   --------   --------    -------    -------   --------   --------  --------
Carrying value of
   mortgage securities    $ 3,296    $    --   $ 10,298   $  9,800   $ 23,394    $ 3,523    $    --   $  7,455   $  9,840  $ 20,818
                          =======    =======   ========   ========   ========    =======    =======   ========   ========  ========


                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                          JUNE 30, 2002                             DECEMBER 31, 2001
                                       --------------------------------------------  ----------------------------------------------
                                       INTEREST-    PRINCIPAL-                        INTEREST-    PRINCIPAL-
                                      ONLY STRIPS  ONLY STRIPS                       ONLY STRIPS  ONLY STRIPS
                                       AVAILABLE     HELD TO                          AVAILABLE     HELD TO
                                       FOR SALE     MATURITY     TRADING     TOTAL     FOR SALE     MATURITY     TRADING     TOTAL
                                      -----------  -----------  ----------  -------  -----------  -----------  ----------   -------
Principal balance of mortgage
  securities                             $  --        $ 834     $       --  $   834      $  --        $ 929    $       --   $   929
Net premium (discount) and
  deferred costs                           468         (145)            --      323        639         (161)           --       478
                                         -----        -----     ----------  -------      -----        -----    ----------   -------
Total amortized cost of mortgage
  securities                               468          689             --    1,157        639          768            --     1,407
Loan loss allowance                         --           --             --       --         --           --            --        --
Net unrealized gain (loss)                (194)          --             --     (194)      (106)          --            --      (106)
                                         -----        -----     ----------  -------      -----        -----    ----------   -------
Carrying value of mortgage securities    $ 274        $ 689     $       --  $   963      $ 533        $ 768    $       --   $ 1,301
                                         =====        =====     ==========  =======      =====        =====    ==========   =======

4. LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                         ---------------------
                                          2002           2001
                                         -------       -------
Balance, beginning of period             $ 1,342       $ 1,724
Loan loss provision                          121           443
Sales                                       (157)         (607)
Charge-offs                                  (40)         (108)
Recoveries                                    --            --
                                         -------       -------
Balance, end of period                   $ 1,266       $ 1,452
                                         =======       =======

5. EQUITY INVESTMENTS

As of June 30, 2002, Hanover owned 100% of the non-voting preferred stock of Hanover Capital Partners Ltd. ("HCP"), a due diligence consulting firm; HanoverTrade, Inc. (formerly HanoverTrade.com, Inc.) ("HT"), an internet-based loan trading firm; and Hanover Capital Partners 2, Inc. ("HCP-2"), a previously inactive subsidiary through which Hanover commenced trading activity during the first quarter of 2002. These ownership interests entitled Hanover to receive 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2. In addition, Hanover has a 31.45946% interest in HDMF-I LLC ("HDMF-I"), a limited liability company formed to purchase, service, manage and ultimately re-sell or otherwise liquidate packages of primarily sub- and non-performing one-to-four family residential whole loans.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                      -------------------       ------------------
                                       2002         2001         2002         2001
                                      ------       ------       ------       -----
REVENUES:
  Due diligence fees                  $1,170       $1,161       $2,086       $2,519
  Assignment fees                        444          201          833          367
  Other income                            64            7          104           13
                                      ------       ------       ------       ------
       Total revenues                  1,678        1,369        3,023        2,899
                                      ------       ------       ------       ------

EXPENSES:
  Personnel                            1,296        1,081        2,389        2,309
  Other                                  127          147          234          350
  General and administrative              65           90          139          150
  Depreciation and amortization           17           14           31           29
  Interest                                13           17           24           27
                                      ------       ------       ------       ------
       Total expenses                  1,518        1,349        2,817        2,865
                                      ------       ------       ------       ------

INCOME BEFORE INCOME TAXES               160           20          206           34
INCOME TAX PROVISION                      71           10           90           22
                                      ------       ------       ------       ------
NET INCOME                            $   89       $   10       $  116       $   12
                                      ======       ======       ======       ======

                        HANOVERTRADE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                         --------------------        --------------------
                                          2002         2001           2002         2001
                                         ------       -------        ------       -------
REVENUES:
   Loan brokering and other income       $2,537       $   827        $4,419       $ 1,765
                                         ------       -------        ------       -------
       Total revenues                     2,537           827         4,419         1,765
                                         ------       -------        ------       -------

EXPENSES:
  Personnel                                 945           955         1,859         1,869
  Depreciation and amortization             298           274           594           544
  Technology                                234           103           483           219
  General and administrative                128            84           273           138
  Occupancy                                 119            79           214           135
  Interest                                   75           104           148           198
  Travel and entertainment                   55            78           111           170
  Professional                               35            63            62           111
                                         ------       -------        ------       -------
       Total expenses                     1,889         1,740         3,744         3,384
                                         ------       -------        ------       -------

INCOME (LOSS) BEFORE INCOME TAXES           648          (913)          675        (1,619)
INCOME TAX PROVISION (BENEFIT)               --             1            --             1
                                         ------       -------        ------       -------
NET INCOME (LOSS)                        $  648       $  (914)       $  675       $(1,620)
                                         ======       =======        ======       =======


HT's total assets at June 30, 2002 were $4,017,000, which includes $1,707,000 of capitalized software costs and $1,515,000 of goodwill. HT's total liabilities at June 30, 2002 were $7,794,000, which includes a note payable to Hanover of $6,304,000 and intercompany payables of $397,000.

6. NOTES RECEIVABLE AND AFFILIATED PARTY TRANSACTIONS

During the second quarter of 2002, Hanover advanced funds to HCP-2 pursuant to an unsecured loan agreement. The HCP and HT loans bear interest at 1.00% below the prime rate and mature on March 31, 2003. The loan to HCP-2, which also matures on March 31, 2003, bears interest at a fixed rate of 10%. In addition, Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made.

                                NOTES RECEIVABLE
                             (dollars in thousands)

                          MARCH 31,                                     JUNE 30,
                            2002                                          2002
                           BALANCE      ADVANCES       REPAYMENTS       BALANCE
                          ---------     --------       ----------       --------
          Principals       $ 3,279       $    --        $     --        $ 3,279
          HCP                1,351            --            (481)           870
          HT                 7,804            --          (1,499)         6,305
          HCP-2              3,100         2,669          (2,343)         3,426
                           -------       -------        --------        -------
                           $15,534       $ 2,669        $ (4,323)       $13,880
                           =======       =======        ========        =======

During the three months ended June 30, 2002 and 2001, Hanover recorded the following interest income generated from loans to related parties (dollars in thousands).

                          THREE MONTHS ENDED
                               JUNE 30,
                          ------------------
                           2002       2001
                           ----       ----
          Principals       $ 46       $ 46
          HCP                13         17
          HT                 73        110
          HCP-2              95         --
                           ----       ----
                           $227       $173
                           ====       ====

Hanover engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2002 with subsequent renewal. The Consolidated Statements of Income for the three months ended June 30, 2002 and 2001 include management and administrative expenses of $138,000 and $163,000, respectively, relating to billings from HCP.

7. REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at June 30, 2002 is summarized as follows (dollars in thousands):

                                            MARCH 31,       NET         JUNE 30,
                              MAXIMUM         2002       (PAYDOWN)        2002         UNDERLYING
         LENDER              BORROWING      BALANCE       ADVANCE        BALANCE       COLLATERAL      TYPE OF COLLATERAL
   --------------------      ---------      --------     ---------      --------       ----------    -----------------------
   Lender A (committed)       $10,000        $1,858       $   (91)         1,767        $10,150       Retained CMO Securities
   Lender A                                   3,592           165          3,757          6,659       Mortgage Securities
   Lender B                                   9,975        (4,322)         5,653          6,037       Mortgage Securities
   Lender C                                   1,463        (1,093)           370            567       Mortgage Securities
   Lender D                                     485            24            509            792       Mortgage Securities
   Lender E                                      66         1,422          1,488          2,303       Mortgage Securities
                                           --------       -------       --------      ---------
   Total                                    $17,439       $(3,895)       $13,544        $26,508
                                           ========       =======       ========      =========

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 27, 2003.

8. DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (CASH FLOW HEDGE & FREESTANDING DERIVATIVES)

From time to time, the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and collateralized mortgage obligations ("CMOs"). At June 30, 2002, the Company has designated one of its interest rate caps as a "cash flow hedge" and two as "freestanding derivatives". The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. For cash flow hedges, the Company purchases caps that are indexed to the same floating interest rate as the hedged borrowing. Currently, all of the interest rate caps are indexed to LIBOR, and those liabilities for which a specific interest rate cap has been designated a cash flow hedge are also indexed to LIBOR. The Company considers its two interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company did not recognize any gains or losses for the three months ended June 30, 2002 as a result of hedge ineffectiveness for the interest rate cap designated as a cash flow hedge. The Company recognized $13,000 of losses for the three months ended June 30, 2002 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. At June 30, 2002, the fair value of the Company's interest rate caps was $7,000.

FORWARD SALES OF AGENCY SECURITIES (FREESTANDING DERIVATIVES)

For the three and six months ended June 30, 2002, the Company entered into forward sales of government agency guaranteed securities, known as "Agency" securities, to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities ("MBS"), and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of both the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statement of Income. The mark to market on the freestanding derivatives is reported as a component of other gain (loss) in the accompanying Consolidated Statement of Income. The Company realized net losses on these hedges of $240,000 for the three months ended June 30, 2002. At June 30, 2002, the fair value of the Company's forward sale of Agency MBS was $(58,000).

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions up to a maximum of $3,000,000. In addition, on August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. As of June 30, 2002, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 3,000 shares under the 2001 share repurchase authorization.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of June 30, 2002, 15,666 shares have been repurchased for approximately $131,000.

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                     ---------------------------       ---------------------------
                                                                        2002             2001             2002             2001
                                                                     ----------       ----------       ----------       ----------
EARNINGS PER SHARE BASIC:
   Income before cumulative effect of adoption of SFAS 133           $    1,392       $      696       $    2,704       $    1,323
   Cumulative effect of adoption of SFAS 133                                 --               --               --               46
                                                                     ----------       ----------       ----------       ----------
   Net income (numerator)                                            $    1,392       $      696       $    2,704       $    1,369
                                                                     ==========       ==========       ==========       ==========

   Average common shares outstanding  (denominator)                   4,387,285        4,191,735        4,345,052        4,256,977
                                                                     ==========       ==========       ==========       ==========

   Per share:
        Before cumulative effect of adoption of SFAS 133             $     0.32       $     0.17       $     0.62       $     0.31
        Cumulative effect of adoption of SFAS 133                            --               --               --             0.01
                                                                     ----------       ----------       ----------       ----------
        After cumulative effect of adoption of SFAS 133              $     0.32       $     0.17       $     0.62       $     0.32
                                                                     ==========       ==========       ==========       ==========

EARNINGS PER SHARE DILUTED:
   Income before cumulative effect of adoption of SFAS 133           $    1,392       $      696       $    2,704       $    1,323
   Cumulative effect of adoption of SFAS 133                                 --               --               --               46
                                                                     ----------       ----------       ----------       ----------
   Net income (numerator)                                            $    1,392       $      696       $    2,704       $    1,369
                                                                     ==========       ==========       ==========       ==========
   Average common shares outstanding                                  4,387,285        4,191,735        4,345,052        4,256,977
                                                                     ----------       ----------       ----------       ----------

   Add: Incremental shares from assumed conversion of warrants               --          132,952               --          121,643
        Incremental shares from assumed conversion of
          stock options                                                  73,676           53,171           64,260           39,456
                                                                     ----------       ----------       ----------       ----------
   Dilutive potential common shares                                      73,676          186,123           64,260          161,099
                                                                     ----------       ----------       ----------       ----------

   Diluted weighted average shares outstanding (denominator)          4,460,961        4,377,858        4,409,312        4,418,076
                                                                     ==========       ==========       ==========       ==========

   Per share:
        Before cumulative effect of adoption of SFAS 133             $     0.31       $     0.16       $     0.61       $     0.30
        Cumulative effect of adoption of SFAS 133                            --               --               --             0.01
                                                                     ----------       ----------       ----------       ----------
        After cumulative effect of adoption of SFAS 133              $     0.31       $     0.16       $     0.61       $     0.31
                                                                     ==========       ==========       ==========       ==========

10. SUBSEQUENT EVENTS

ACQUISITION OF ASSETS AND OTHER EVENTS

On July 16, 2002, Hanover filed a Form 8-K announcing that it acquired 100% of the outstanding common stock of each of HT, HCP and HCP-2 and revised the employment agreements and certain other compensation arrangements for certain executive officers. The following is a summary description of the acquisition and revisions in employment and compensation arrangements; please refer to the Form 8-K and exhibits thereto for more information.

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of the Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and HCP-2. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover's status as a real estate investment trust ("REIT") at the time of formation. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of HT, HCP and HCP-2.

Hanover acquired the common shares of HT, HCP and HCP-2 from four of its directors who are also executive officers.

 DIRECTOR AND EXECUTIVE      HANOVER CAPITAL MORTGAGE                               HANOVER CAPITAL         HANOVER CAPITAL
         OFFICER                  HOLDINGS, INC.           HANOVERTRADE, INC.         PARTNERS LTD.         PARTNERS 2, INC.
-----------------------    --------------------------    ----------------------   ------------------     -------------------------
John A. Burchett           Chairman, Chief Executive     Chairman and Chief       Chairman and Chief     Chairman and President
                           Officer and President         Executive Officer        Executive Officer

                           Senior Managing Director      Director and Executive   Director and           Director, Senior Managing
Joyce S. Mizerak           and Secretary                 Vice President           President              Director and Secretary

                                                         Director and Executive   Director and Senior    Director and Senior
George J. Ostendorf        Senior Managing Director      Vice President           Managing Director      Managing Director

                                                                                  Director and Senior    Director and Senior
Irma N. Tavares            Senior Managing Director      Director and President   Managing Director      Managing Director

An independent appraiser determined that the value of the common shares of HT and HCP was $474,000 in the aggregate. The parties agreed that the common shares of HCP-2 would be transferred to Hanover as part of this transaction for no additional consideration. Each of the four selling executives agreed that the purchase price would be used to partially repay certain indebtedness owing to Hanover from them. Each of these four executives also received a bonus in an amount sufficient to cover the tax liability they incurred in connection with this transaction. Although Hanover has no immediate plans for additional changes in the ownership structure of HT and HCP, management believes that it is in the best interest of the Company and its stockholders to continue to explore possible third-party investments in, or purchase of, one or both of these entities.

Effective July 1, 2002, Hanover revised the employment agreements and certain compensation arrangements applicable to Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares.

AMENDED AND RESTATED EMPLOYMENT AGREEMENTS - Hanover entered into an Amended and Restated Employment Agreement with each of Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares. These employment agreements are substantially identical to the previous employment agreement with each of these officers, except that (i) the base salary was set at the officer's current salary as of July 1, 2002; and (ii) each agreement has a five-year term, automatically renewing for successive one-year terms thereafter until Hanover or the officer terminates the agreement.

EARN-OUT SHARES AND LOAN FORGIVENESS - In connection with Hanover's initial public offering in 1997, Hanover entered into a Contribution Agreement with Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares which provided that they were entitled to receive an aggregate of up to 216,667 shares of Hanover's common stock ("Earn-Out Shares"), and to have certain indebtedness to Hanover forgiven, if Hanover met performance targets based on its initial offering price over certain performance periods, the last of which would have ended on September 30, 2002. None of the targets were met within the first four periods, so no Earn-Out Shares have been issued and none of the loans have been forgiven. In accordance with Hanover's policy of tying executive compensation to its corporate performance, Hanover has entered into Amendment No. 1 to the Contribution Agreement. As a result, the Earn-Out Shares could be issued, and the loans could be forgiven, in performance periods between 2002 and 2007 if Hanover meets new performance targets based on its current market price rather than its initial offering price.

REPLACEMENT STOCK OPTION GRANTS - In connection with Hanover's initial public offering in 1997, Hanover granted Mr. Burchett, Ms. Mizerak, Mr. Ostendorf and Ms. Tavares stock options under its 1997 Executive and Non-Employee Director Stock Option Plan, exercisable for an aggregate of 80,160 shares of its common stock. When initially granted, the options had an exercise price of $15.75 per share and were subject to vest annually over 5 years based on Hanover's achievement of certain performance targets keyed to its initial offering price. None of the targets have been met to date, so none of the original options have vested. To maintain a tie between executive compensation and Hanover's corporate performance, Hanover has cancelled the original options and issued these officers new stock options with the same exercise price but with annual vesting periods between 2002 and 2007 and new vesting targets based on its current stock price rather than its initial offering price.

OTHER

On July 2, 2002, New Jersey Governor James E. McGreevey signed into law a $1.8 billion business tax package, known as the Business Tax Reform Act. The bill includes several changes overhauling the Corporate Business Tax ("CBT") intended to close loopholes, impose an Alternative Minimum Assessment, and assesses a processing fee on limited liability partnerships. The bill has numerous provisions, some of which effect businesses that currently do not pay CBT. The Business Tax Reform Act is effective immediately for taxable years beginning on or after January 1, 2002, except in limited circumstances. The Company is currently in the process of determining what effect, if any, the Business Tax Reform Act will have on its consolidated financial statements.

On August 8, 2002, a $0.25 cash dividend was declared by the Board of Directors for the quarter ended June 30, 2002 to be paid on September 5, 2002 to stockholders of record as of August 22, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intent or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire mortgage loans; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates; assumptions regarding prepayment and default rates on the mortgage loans securing our mortgage-backed securities; our decision to invest in higher-risk subordinated tranches; the liquidity of our portfolios and our ability to invest currently liquid assets; future restructuring plans with respect to our subsidiaries; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of the master reverse repurchase agreement financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired assets and personnel; changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; the availability and terms of additional financing; entry into new markets; changes in business conditions and the general economy; our dependence on effective information-systems technology; the possible decline in our ability to locate and acquire mortgage loans; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage REITs; and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Investors should also carefully consider the critical accounting policies identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," in Hanover's Annual Report on Form 10-K for the year ended December 31, 2001. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We believe our critical accounting policies for mortgage securities, loan loss allowance, equity investments and income taxes involve a high degree of judgment and complexity in the preparation of our consolidated financial statements.

OVERVIEW

Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. The principal business strategy of Hanover is to invest in mortgage-backed securities ("MBS") and, to a lesser extent, mortgage loans and to earn net interest income on these investments. At June 30, 2002, Hanover had two principal unconsolidated subsidiaries, Hanover Capital Partners Ltd. ("HCP") and HanoverTrade, Inc. ("HT"). The principal business strategy of HCP is to generate consulting and other fee income by performing loan file and operational due diligence reviews for third parties, performing advisory services for third parties, and preparing and/or processing documentation (primarily assignments of mortgage loans) for third parties on a contract basis. The principal business activity of HT is to generate fee income by operating an on-line worldwide web-based exchange for trading loan pools (primarily mortgage loan pools) and by performing loan sale advisory services for third parties. In addition, Hanover has a 31.45946% interest in HDMF-I LLC ("HDMF-I"), a limited liability company formed to purchase, service, manage and ultimately re-sell or otherwise liquidate packages of primarily sub- and non-performing one-to-four family residential whole loans.

In conducting our business, we retain credit risk primarily through (i) the purchase of subordinate MBS, (ii) the retention of subordinate securities from our own securitization transactions, (iii) the direct investment in mortgage loans on our own behalf and (iv) investment in HDMF-I. Through these investing activities, we generally bear the credit losses on the related pools of mortgage loans up to their carrying value. As of June 30, 2002, we retain the aggregate credit risk on $4.7 billion of mortgage loans relating to (dollars in thousands):

                                        Principal Balance             Carrying Value           Financing
                                        -----------------             --------------           ---------
Subordinate MBS                         $ 20,043                      $14,557                  $11,791
Collateral for CMOs                      136,110                       10,150                    1,753
Mortgage Loans                             1,165                          758                       --
                                        --------                      -------                  -------
Total                                   $157,318                      $25,465                  $13,544
                                        ========                      =======                  =======

The above carrying value of collateral for collateralized mortgage obligations ("CMOs") is our net invested equity in retained mortgage-backed bonds.

In addition, HDMF-I retains the aggregate credit risk on $12,697,000 of mortgage loans of which our portion is $3,970,000 of invested capital at risk.

RESULTS OF OPERATIONS

We recorded net income of $1,392,000 or $0.32 per share based on 4,387,285 weighted average shares of common stock outstanding for the three months ended June 30, 2002 compared to net income of $696,000 or $0.17 per share based on 4,191,735 weighted average common shares outstanding for the three months ended June 30, 2001. We recorded net income of $2,704,000 or $0.62 per share based on 4,345,052 weighted average shares of common stock outstanding for the six months ended June 30, 2002 compared to net income of $1,369,000 or $0.32 per share based on 4,256,977 weighted average common shares outstanding for the six months ended June 30, 2001. Total revenue for the three months ended June 30, 2002 was $1,666,000 compared with $2,352,000 for the comparable quarter last year. Total revenue for the six months ended June 30, 2002 was $3,967,000 compared with $4,362,000 for the comparable period last year.

Net interest income decreased to $1,381,000, or $0.31 per share, for the three months ended June 30, 2002 from $1,674,000, or $0.40 per share, for the same period in 2001. The decrease in net interest income of $293,000 was primarily due to decreased net interest income of $292,000 on the subordinate mortgage-backed securities portfolio. The decreased net interest income on the subordinate MBS portfolio was primarily due to a decrease in the average balance of the subordinate MBS portfolio from $14,234,000 for the three months ended June 30, 2001 to $9,777,000 for the three months ended June 30, 2002. The net effective interest rate on the average subordinate MBS portfolio decreased to 10.21% in the second quarter of 2002 from 15.23% in the second quarter of 2001 due to a shift to higher rated tranches within the portfolio. The decrease in the average balance of the subordinate MBS was largely due to sales of subordinate MBS not replaced with like-kind investments. The capital not reinvested was primarily redeployed to fund the trading activities of Hanover Capital Partners 2, Inc. ("HCP-2").

Net interest income increased to $3,033,000, or $0.70 per share, for the six months ended June 30, 2002 from $3,004,000, or $0.71 per share, for the same period in 2001. The increase in net interest income of $29,000 was primarily due to (i) increased net interest income of $639,000 on our 1999-B securitization due to favorable market interest rates, (ii) increased net interest income of $180,000 on the mortgage loan portfolio primarily due to the recognition of previously unearned discount on mortgage loans that paid in full during the first half of 2002, offset by (iii) decreased net interest income of $505,000 on the subordinate MBS portfolio due to a decrease in the average balance from $13,829,000 for the six months ended June 30, 2001 to $9,698,000 for the six months ended June 30, 2002 and (iv) decreased net interest income of $145,000 on overnight investments due to lower interest rates and lower invested cash balances.

                               NET INTEREST INCOME
                             (dollars in thousands)

                                       THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                           ---------------------------------------------------    --------------------------------------------------
                                     2002                       2001                       2002                       2001
                           -----------------------     -----------------------    ----------------------      ----------------------
                               NET         LOAN           NET          LOAN         NET          LOAN           NET          LOAN
                             INTEREST      LOSS         INTEREST       LOSS       INTEREST       LOSS         INTEREST       LOSS
                              INCOME     PROVISION       INCOME     PROVISION      INCOME      PROVISION       INCOME      PROVISION
                           ----------  -----------     ---------    ----------    --------    ----------      -------      ---------
Mortgage loans               $   73        $ --         $    8        $  --        $  190        $  --         $   10        $  --

CMO collateral                  659         (42)           550          (64)        1,400          (89)           774         (134)

Agency MBS                       29          --             99           --           232           --            230           --

Private placement MBS           366         (25)           778         (140)          740          (32)         1,478         (309)

Other                           254          --            239           --           471           --            512           --
                             ------        ----         ------        -----        ------        -----         ------        -----
Total net interest income    $1,381        $(67)        $1,674        $(204)       $3,033        $(121)        $3,004        $(443)
                             ======        ====         ======        =====        ======        =====         ======        =====

Our provision for loan losses decreased to $67,000 for the three months ended June 30, 2002 from $204,000 for the same period last year and $121,000 for the six months ended June 30, 2002 from $443,000 for the same period last year. The decreases for the three and six months ended June 30, 2002 compared to similar periods last year were primarily as a result of sales of first-loss subordinate MBS and a reduction in the average balance of collateral for collateralized mortgage obligations.

The results for the three and six months ended June 30, 2002 included a gain on sale of mortgage assets of $305,000 and $905,000, respectively, compared to $728,000 and $1,853,000, respectively, for the same periods last year. During the three and six months ended June 30, 2002, we sold approximately $2,232,000 and $6,862,000 principal balance of subordinate MBS, respectively, as compared to sales of $8,265,000 and $23,112,000, principal balance of subordinate MBS during the three and six months ended June 30, 2001, respectively.

Operating expenses for the three months ended June 30, 2002 were $964,000, compared to $780,000 for the same period last year, an increase of $184,000. Operating expenses for the six months ended June 30, 2002 were $2,010,000, compared to $1,486,000 for the same period last year, an increase of $524,000. The biggest component of the increase was an increase in personnel expenses. Personnel expenses for the three and six months ended June 30, 2002 increased to $360,000 and $856,000, respectively, compared to $170,000 and $337,000, respectively, for the same periods last year. The increase in personnel expenses was primarily due to a bonus accrual established for a pool of employees during the three and six months ended June 30, 2002. Such bonus accrual was established pursuant to existing contractual agreements. No such bonus accrual was established in 2001.

Hanover's equity in income of HCP, its unconsolidated consulting and due diligence subsidiary, increased to $86,000 for the three months ended June 30, 2002 from $10,000 for the same period last year. Hanover's equity in income of HCP increased to $112,000 for the six months ended June 30, 2002 from $12,000 for the same period last year. Total revenues at HCP for the three months ended June 30, 2002 increased $309,000 or 23% to $1,678,000 in 2002 from $1,369,000 for the same period in 2001. Total revenues at HCP for the six months ended June 30 increased $124,000 or 4% to $3,023,000 in 2002 from $2,899,000 in 2001. Due diligence fees increased $9,000 or 1% to $1,170,000 for the three months ended June 30, 2002 from $1,161,000 for the same period in 2001 while assignment fees increased $243,000 or 121% to $444,000 for the three months ended June 30, 2002 from $201,000 for the same period in 2001. Due diligence fees decreased $433,000 or 17% to $2,086,000 for the six months ended June 30, 2002 from $2,519,000 for the same period in 2001 while assignment fees increased $466,000 or 127% to $833,000 for the six months ended June 30, 2002 from $367,000 for the same period in 2001. Expenses for the three months ended June 30, 2002 increased to $1,518,000 from $1,349,000 for the same period in 2001 and, for the six months ended June 30, 2002, decreased to $2,817,000 from $2,865,000 for the same period in 2001. The increase in assignment fees of $466,000 for the six months ended June 30, 2002 as compared to the same period last year, was primarily due to two large assignment contracts accounting for approximately 44% of HCP's assignment fees for the six months ended June 30, 2002. HCP continues to generate assignment fees from these contracts. However, there can be no assurances made that HCP will be able to generate assignment fees comparable to those recorded for the six months ended June 30, 2002. The decrease in due diligence fees of $433,000 for the six months ended June 30, 2002 as compared to the same period last year, was primarily due to a change in the business mix which resulted in a lower number of due diligence contracts requiring the use of outside personnel. However, this decreased need for outside personnel contributed to the overall decrease in expenses for the six months ended June 30, 2002 as compared to the same period last year. In addition, the change in business mix resulted in an increase in the number of due diligence contracts performed in-house. Overall, such change in business mix resulted in decreased due diligence revenues offset by lower expenses resulting in higher profit margins.

Hanover recognized equity in income of HT, its worldwide web-based exchange for loan pool trading and loan sale advisory services, of $628,000 for the three months ended June 30, 2002 compared to a loss of $886,000 for the same period last year. Hanover recognized equity in income of HT of $655,000 for the six months ended June 30, 2002 compared to a loss of $1,565,000 for the same period last year. Total revenues at HT increased $1,710,000 or 207% to $2,537,000 for the three months ended June 30, 2002 from $827,000 for the same period in 2001. Total revenues at HT increased $2,654,000 or 150% to $4,419,000 for the six months ended June 30, 2002 from $1,765,000 for the same period in 2001. Approximately 78% of HT's revenue for the second quarter of 2002 was derived from a contract with the FDIC. HT has completed its role under this contract, and no further revenues will be generated from it. No assurances can be made that HT will be able to sustain its second quarter financial performance. Expenses for the three and six months ended June 30, 2002 increased to $1,889,000 and $3,744,000, respectively, from $1,740,000 and $3,384,000, respectively, for the same period in 2001. The $149,000 and $360,000 increases for the three and six months ended June 30 were primarily due to an increase in technology expense for web hosting and web graphics of $131,000 and $264,000, respectively, and an increase in general and administrative expense of $44,000 and $135,000, respectively.

In the first quarter of 2002, we commenced trading activity in HCP-2.
Hanover recognized equity in losses of $44,000 and $19,000 for the three and six months ended June 30, 2002, respectively. HCP-2 is engaged in the trading of Agency derivative MBS and futures contracts.

In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees. In the first quarter of 2002, we invested an additional $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. For the three and six months ended June 30, 2002, we recognized equity in income of $20,000 and equity in loss of $1,000, respectively. At June 30, 2002, we had a total capital contribution commitment of $5,820,000.

TAXABLE INCOME

Our taxable loss for the quarter ended June 30, 2002 is estimated at $447,000. Taxable loss differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable loss (dollars in thousands):

GAAP net income                                                         $ 1,392

       GAAP gain on sale                                                   (305)
       Tax gain on sale                                                     318
       Utilization of capital loss carryforward                            (318)
       Equity in (income) of unconsolidated subsidiaries                   (690)
       Gain on mark to market of mortgage securities, net of
          associated hedge                                                  (46)
       Loan loss provision, net of realized losses                           35
       Tax amortization of net premiums on mortgages, CMO
          collateral and mortgage securities and interest accrual
          in excess of GAAP amortization and interest accrual               (99)
       Deduction for tax for exercise of non-qualified stock options       (691)
       Other                                                                (43)
                                                                        -------
Estimated taxable (loss)                                                $  (447)
                                                                        =======

As a REIT, we are required to pay dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of our taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Dividend payments for 2002 may represent a partial return of capital dividend to shareholders.

If we fail to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, we will be subject to Federal income tax as a regular, domestic corporation, and our stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to our stockholders in any year in which we fail to qualify as a REIT would not be deductible by us in computing our taxable income. As a result, we could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to our stockholders. Further, we could also be disqualified from re-electing REIT status for the four taxable years following the year during which we became disqualified.

LIQUIDITY

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements ("repos") and other sources of financing, including CMOs and real estate mortgage investment conduits ("REMICs"). We consider our ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

We have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our MBS portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit may be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

We had one committed reverse repurchase line of credit in place at June 30, 2002 and five uncommitted lines of credit. At June 30, 2002, we had available capacity to borrow $10 million under the committed line. Management may seek to add additional committed and uncommitted lines of credit in the future; there can be no assurance that such financing will be available on favorable terms.

Net cash provided by operating activities for the six months ended June 30, 2002 was $18,020,000 compared to net income of $2,704,000 for the same period in 2002. Sales of trading securities provided $55,524,000, partially offset by the purchase of trading securities of $38,685,000.

Net cash provided by investing activities amounted to $30,809,000 during the six months ended June 30, 2002. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $28,181,000, (ii) principal payments received on mortgage securities of $3,201,000 and (iii) proceeds from sale of mortgage assets of $2,763,000. These proceeds were partially offset by additions to investments of $3,891,000.

Cash flows from financing activities used $49,261,000 during the six months ended June 30, 2002. We made repayments on reverse repurchase agreements of $19,794,000 and on CMO borrowings of $27,912,000. Hanover also paid dividends of $1,968,000 and purchased an additional 15,666 shares of its common stock for $131,000 during the period. These payments were partially offset by proceeds from the exercise of stock options resulting in the issuance of 127,433 shares of common stock for $544,000.

CAPITAL RESOURCES

We regularly invest our capital in MBS through Hanover, our primary investment vehicle. We have also invested a limited amount of our capital in HT. From the inception of HT in May 1999 until June 30, 2002, we advanced $6,305,000 in the form of loans, and $44,000 in the form of intercompany advances, to HT. On July 1, 2002, we acquired 100% of the outstanding common stock of each of HT, HCP and HCP-2; for periods ending after June 30, 2002, our financial statements will be consolidated with the financial statements of those entities. Although we have no immediate plans for a change in the ownership of HT, we continue to pursue third-party investments to address HT's future capitalized software budget and operating needs. If outside financing is not located, we will continue to be responsible for HT's capital and operating requirements, although we do not expect those needs to be substantial in 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2002, we used certain derivative financial instruments as hedges of anticipated transactions relating to our mortgage securities.

We, from time to time, enter into interest rate hedge mechanisms (forward sales of Agency mortgage securities) to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and certain mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change.

At June 30, 2002, we had forward commitments to sell $5.2 million (par value) of Agency mortgage securities that had not yet settled. These forward commitments were entered into to partially hedge the expected sale of approximately $13.5 million principal balance of subordinate MBS classified as trading.

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

We also enter into interest rate hedge mechanisms (interest rate caps) to manage our interest rate exposure on certain reverse repurchase financing and floating rate CMOs. For interest rate caps designated as cash flow hedges for accounting purposes, the effective portion of the gain or loss due to changes in fair value is reported in other comprehensive income, and the ineffective portion is reported in earnings in the period of change. For interest rate caps designated as freestanding derivatives for accounting purposes, changes in fair value are recognized in earnings in the period of change.

At June 30, 2002, we had the following interest rate caps in effect (dollars in thousands):

    NOTIONAL
     AMOUNT          INDEX         STRIKE %          MATURITY DATE    ACCOUNTING DESIGNATION
    --------     -------------     --------          -------------    -----------------------
     $11,000     3 Month LIBOR      7.695%           October 2003     Freestanding Derivative
      20,000     1 Month LIBOR      7.75%            August 2004      Freestanding Derivative
      30,000     1 Month LIBOR      7.25%            August 2002      Cash Flow Hedge
    --------
     $61,000
    ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

At June 30, 2002, we owned $758,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by our equity investee HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase financing or with equity alone in certain instances. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase financing and the yield on the mortgage loans. Our reverse repurchase financing at June 30, 2002 was indexed to LIBOR plus a spread of 90 to 175 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. At June 30, 2002, we had a total of $11,777,000 of floating-rate reverse repurchase financing compared to $30,394,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. At June 30, 2002, we did not have any significant mortgage loans held for sale. The mortgage securities held for trading were hedged with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $87,458,000 of fixed-rate mortgage loans and $36,065,000 of adjustable-rate mortgage loans and $9,800,000 of mortgage securities at June 30, 2002. The primary financing for this asset category is the CMO debt of $123,173,000 and, to a much lesser extent, reverse repurchase agreements of $1,767,000. The reverse repurchase financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps.

We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $50 million at June 30, 2002.

Mortgage Securities

At June 30, 2002, we owned certain fixed-rate Agency and private placement mortgage securities and certain interest-only and principal-only private placement mortgage securities with an aggregate carrying value of $20,594,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. The interest-only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest-only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      Amendment to Amended Articles of Incorporation

      At our annual meeting of stockholders on May 17, 2002, our stockholders approved an amendment to our Amended Articles of Incorporation, which modified our common stock ownership limitations. The common stock ownership limitation applicable to John A. Burchett, our President, Chief Executive Officer and Chairman, was increased from 11.99% to 20%. All other stockholders are subject to a common stock ownership limitation of 7.5%, reduced from 9.5%.

      Repurchase of Common Stock

      On February 20, 2002, our Board of Directors authorized the repurchase of up to 18,166 common shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by our 1999 Equity Incentive Plan. As of June 30, 2002, 15,666 shares have been repurchased for approximately $131,000.

      Option Plans

      We have from time to time granted stock options to purchase shares of our common stock pursuant to our 1999 Equity Incentive Plan (the "1999 Plan"). Option grants under the 1999 Plan were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The following table summarizes certain information regarding option grants:

                                                                  Aggregate
                                                                    Number
                                                                 of Shares of
                                                                    Common
                                                                     Stock          Weighted
                                                                   Underlying        Average
                                                                 Options at the     Exercise
              Time Period     Class of Grantees                  Time of Grant        Price       Plan
              -----------     -----------------                  -------------        -----       ----
              2001            Directors                               4,000           7.750     1999 Plan

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 17, 2002. 4,324,587 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 4,244,097 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:

      (a)   The following members were re-elected to the Board of Directors:

          Terms Expiring in 2005        Votes For        Votes Against       Abstentions
          ----------------------        ---------        -------------       -----------
          James F. Stone                4,207,394              0                36,703
          Joyce S. Mizerak              4,206,798              0                37,299
          Irma N. Tavares               4,206,798              0                37,299

      There were no broker non-votes.

      (b) An amendment to our Amended Articles of Incorporation to increase the ownership limit of John A. Burchett, our Chief Executive Officer and Chairman, from 11.99% to 20% while concurrently reducing any other person's beneficial ownership limit from 9.5% to 7.5%, was approved by the stockholders with the following vote:

                                                                            Broker
                          Votes For      Votes Against     Abstentions    Non-Votes
                          ----------     -------------     -----------    ---------
                          3,006,361          216,019          54,355       967,362

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

     (b) Reports on Form 8-K

          A current report on Form 8-K was filed on July 16, 2002 announcing that we acquired 100% of the outstanding common stock of HT, HCP and HCP-2 and revised the employment agreements and certain other compensation agreements for certain executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                     By:  /s/ John A. Burchett
Dated: August 14, 2002                    --------------------------------------
                                          John A. Burchett
                                          President and Chief Executive Officer
                                          Chairman of the Board of Directors

                                     By:  /s/ J. Holly Loux
Dated: August 14, 2002                    --------------------------------------
                                          J. Holly Loux
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit        Description

2.1(8)         Stock Purchase Agreement dated as of July 1, 2002 by and between
               Registrant, John A. Burchett, Joyce S. Mizerak, George J.
               Ostendorf and Irma N. Tavares

3.1*           Amended Articles of Incorporation of Registrant, as amended

3.2(1)         Bylaws of Registrant

4.1(1)         Specimen Common Stock Certificate of Registrant

10.3(1)        Registration Rights Agreement

10.5(1)        Agreement and Plan of Recapitalization

10.6(1)        Bonus Incentive Compensation Plan

10.7(1)        1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)      1999 Equity Incentive Plan

10.8(7)        Amended and Restated Employment Agreement effective as of July 1,
               2002, by and between Registrant and John A. Burchett

10.8.1(7)      Stock Option Agreement effective as of July 1, 2002 between
               Registrant and John A. Burchett

10.9(7)        Amended and Restated Employment Agreement effective as of July 1,
               2002, by and between Registrant and Irma N. Tavares

10.9.1(7)      Stock Option Agreement effective as of July 1, 2002 between
               Registrant and Irma N. Tavares

10.10(7)       Amended and Restated Employment Agreement effective as of July 1,
               2002, by and between Registrant and Joyce S. Mizerak

10.10.1(7)     Stock Option Agreement effective as of July 1, 2002 between
               Registrant and Joyce S. Mizerak

10.11(7)       Amended and Restated Employment Agreement effective as of July 1,
               2002, by and between Registrant and George J. Ostendorf

10.11.1(7)     Stock Option Agreement effective as of July 1, 2002 between
               Registrant and George J. Ostendorf

10.11.2(6)     Employment Agreement by and between Registrant and Thomas P.
               Kaplan

10.13(1)       Office Lease Agreement, dated as of March 1, 1994, by and between
               Metroplex Associates and Hanover Capital Mortgage Corp., as amended by the First Modification and Extension of Lease
               Amendment, dated as of February 28, 1997

10.14(3)       Office Lease Agreement, dated as of February 1, 1999, between
               LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.25(1)       Contribution Agreement by and among Registrant, John A. Burchett,
               Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)     Amendment No. 1 to Contribution Agreement entered into as of July
               1, 2002 by and between Registrant, John A. Burchett, Joyce S.
               Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)       Participation Agreement by and among Registrant, John A.
               Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N.
               Tavares

10.27(1)       Loan Agreement

10.29(2) Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)       Amendment Number One to Management Agreement, dated as of
               September 30, 1999

10.31(4) Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. Dated March 27, 2000

10.33(5)       Stockholder Protection Rights Agreement

10.33.1(7)     Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10.33.2(7)     Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust
               Company, N.A.

10.34(6) Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners,
               L.L.C. and the members of Pamex Capital Partners, L.L.C.

99.1*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5) Incorporated herein by reference to Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7) Incorporated herein by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.