Form 10-Q
period 2002-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2002-11-14
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

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

                          Yes [X]             No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes [ ]             No [X]


     The registrant had 4,509,197 shares of common stock outstanding as of November 14, 2002.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3

          Consolidated Balance Sheets as of
          September 30, 2002 (unaudited) and December 31, 2001              3

          Consolidated Statements of Income (unaudited) for the
          Three and Nine Months Ended September 30, 2002 and 2001           4

          Consolidated Statement of Stockholders' Equity (unaudited)
          for the Nine Months Ended September 30, 2002                      5

          Consolidated Statements of Cash Flows (unaudited) for the
          Nine Months Ended September 30, 2002 and 2001                     6

          Notes to Consolidated Financial Statements (unaudited)            7
`
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       28

Item 4.   Controls and Procedures                                          30


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                31

Item 2.   Changes in Securities and Use of Proceeds                        31

Item 3.   Defaults Upon Senior Securities                                  31

Item 4.   Submission of Matters to a Vote of Security Holders              31

Item 5.   Other Information                                                31

Item 6.   Exhibits and Reports on Form 8-K                                 31

          Signatures                                                       32

          Certifications                                                   33

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except as noted)

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2002             2001
                                                                            -------------    ------------
                                                                             (unaudited)
ASSETS
Mortgage loans:
     Held for sale                                                             $     504       $   2,391
     Collateral for CMOs                                                         113,473         151,882
Mortgage securities pledged as collateral
  for reverse repurchase agreements:
     Available for sale                                                            1,657           4,404
     Held to maturity                                                                641             768
     Trading                                                                       9,119          33,182
Mortgage securities pledged as collateral for CMOs                                 9,825           9,840
Mortgage securities, not pledged:
     Available for sale                                                              801           1,162
     Trading                                                                       6,061           1,827
Cash and cash equivalents                                                          9,839           8,946
Accounts receivable                                                                2,676             777
Accrued interest receivable                                                        1,118           1,960
Equity investments:
     Hanover Capital Partners Ltd.                                                    --           1,808
     HanoverTrade, Inc.                                                               --          (4,789)
     HDMF-I LLC                                                                    4,551              80
Notes receivable from related parties                                              2,805          12,538
Other assets                                                                       7,364           2,731
                                                                               ---------       ---------
TOTAL ASSETS                                                                   $ 170,434       $ 229,507
                                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                                  $   8,592       $  33,338
CMO borrowing                                                                    113,314         151,096
Dividends payable                                                                     --             855
Accounts payable, accrued expenses and other liabilities                           4,306           2,677
                                                                               ---------       ---------
   TOTAL LIABILITIES                                                             126,212         187,966
                                                                               ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
   -0- issued and outstanding
Common stock, par value $.01, 90 million shares authorized, 4,509,197 and
   4,275,676 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively                             45              43
Additional paid-in capital                                                        68,232          67,082
Retained earnings (deficit)                                                      (24,004)        (25,978)
Accumulated other comprehensive income (loss)                                        (51)            394
                                                                               ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   44,222          41,541
                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 170,434       $ 229,507
                                                                               =========       =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------      ----------------------
                                                              2002          2001          2002          2001
                                                            --------      --------      --------      --------
REVENUES:
     Interest income                                        $  3,311      $  4,695      $ 10,617      $ 15,500
     Interest expense                                          1,772         3,088         6,045        10,889
                                                            --------      --------      --------      --------
          Net interest income                                  1,539         1,607         4,572         4,611
     Loan loss provision                                         107           145           228           588
                                                            --------      --------      --------      --------
          Net interest income after loan loss provision        1,432         1,462         4,344         4,023

     Gain on sale of mortgage assets                             480           671         1,385         2,524
     Gain on mark to market of mortgage assets,
        net of associated hedge                                1,237           483         1,812           501
     Loan brokering/trading                                    1,618            --         1,618            --
     Due diligence fees                                        1,306            --         1,306            --
     Assignment fees                                             710            --           710            --
     Other income (loss)                                        (717)            2        (1,142)          (68)
                                                            --------      --------      --------      --------
          Total revenue                                        6,066         2,618        10,033         6,980
                                                            --------      --------      --------      --------
EXPENSES:
     Personnel                                                 2,434           166         3,290           503
     Subcontractor                                               803            --           803            --
     General and administrative                                  348           356           793           860
     Legal and professional                                      337           451           766           727
     Depreciation and amortization                               311             9           311            23
     Other                                                       158            51           257           162
     Occupancy                                                   138            48           186           137
     Financing/commitment fees                                    30            54           162           207
     Technology                                                  139             1           140             3
                                                            --------      --------      --------      --------
          Total expenses                                       4,698         1,136         6,708         2,622
                                                            --------      --------      --------      --------

          Operating income                                     1,368         1,482         3,325         4,358

Equity in income (loss) of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                                --             3           112            15
     HanoverTrade, Inc.                                           --          (760)          655        (2,325)
     HDMF-I LLC                                                  130            --           129            --
     Hanover Capital Partners 2, Inc.                             --            --           (19)           --
                                                            --------      --------      --------      --------

Income before income tax provision (benefit) and
  cumulative effect of adoption of SFAS 133                    1,498           725         4,202         2,048
Income tax provision (benefit)                                    (8)           --            (8)           --
                                                            --------      --------      --------      --------
Income before cumulative effect of adoption of SFAS 133        1,506           725         4,210         2,048
Cumulative effect of adoption of SFAS 133                         --            --            --            46
                                                            --------      --------      --------      --------

NET INCOME                                                  $  1,506      $    725      $  4,210      $  2,094
                                                            ========      ========      ========      ========
BASIC EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133       $   0.34      $   0.17      $   0.96      $   0.48
     Cumulative effect of adoption of SFAS 133                    --            --            --          0.01
                                                            --------      --------      --------      --------
     After cumulative effect of adoption of SFAS 133        $   0.34      $   0.17      $   0.96      $   0.49
                                                            ========      ========      ========      ========
DILUTED EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133       $   0.33      $   0.17      $   0.95      $   0.48
     Cumulative effect of adoption of SFAS 133                    --            --            --          0.01
                                                            --------      --------      --------      --------
     After cumulative effect of adoption of SFAS 133        $   0.33      $   0.17      $   0.95      $   0.49
                                                            ========      ========      ========      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                  COMMON STOCK         ADDITIONAL                   RETAINED    COMPREHENSIVE
                             -----------------------    PAID-IN     COMPREHENSIVE   EARNINGS       INCOME
                               SHARES       AMOUNT      CAPITAL        INCOME       (DEFICIT)      (LOSS)         TOTAL
                             ----------   ----------  ------------  -------------  -----------  -------------  -----------
Balance, December 31, 2001    4,275,676     $   43      $ 67,082                    $(25,978)       $  394      $  41,541

Repurchase of common stock      (15,666)        --          (132)                                                    (132)
Capital contributed to
   related party                 63,577         --           470                                                      470
Exercise of options             185,610          2           812                                                      814
Comprehensive income:
   Net income                                                         $   4,210        4,210                        4,210
   Other comprehensive
     income:
     Change in net unrealized
       gain (loss) on
       securities available
       for sale                                                            (609)                      (609)          (609)
      Change in net unrealize
       gain (loss) on interest
       rate caps designated
       as hedges                                                            164                        164            164
                                                                      ---------
Comprehensive income                                                  $   3,765
                                                                      =========
Dividends declared                                                                    (2,236)                      (2,236)
                              ---------     ------      --------                    --------     --------       ---------
Balance, September 30, 2002   4,509,197     $   45      $ 68,232                    $(24,004)    $    (51)      $  44,222
                              =========     ======      ========                    ========     ========       =========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                   2002           2001
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  4,210      $  2,094
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                   311            --
      Amortization of net premium and deferred costs                                  148           220
      Loan loss provision                                                             228           588
      (Gain) on sale of mortgage assets                                            (1,385)       (2,095)
      (Gain) on mark to market of mortgage assets                                  (1,812)       (1,239)
      (Gain) on mark to market of mortgage assets for SFAS 133                         --           (50)
      (Gain) on disposition of REO                                                    (51)           --
      Purchase of trading securities                                              (40,636)      (95,360)
      Sale of trading securities                                                   61,184        90,642
      Distributions from unconsolidated subsidiaries in excess of
             equity (income) loss                                                     195         2,311
      (Increase) decrease in accounts receivable                                     (720)          219
      Decrease in accrued interest receivable                                         914           559
      (Increase) in notes receivable from related parties                          (1,342)       (3,598)
      Decrease in other assets                                                        511           459
      Increase in accounts payable, accrued expenses and other liabilities           (368)          276
                                                                                 --------      --------
                   Net cash provided by (used in) operating activities             21,387        (4,974)
                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage securities                                                (1,312)       (4,433)
    Principal payments received on mortgage securities                              3,667         3,474
    Principal payments received on collateral for CMOs                             38,180        46,063
    Principal payments received on mortgage loans held for sale                       205             8
    Proceeds from sale of mortgage assets                                           6,270        12,051
    Proceeds from disposition of REO                                                  240            --
    Sales of mortgage securities to affiliates                                        946            --
    Increase in cash due to acquisition of subsidiaries' residual interests         1,671            --
    Capital contribution to HDMF-I LLC                                             (5,415)           --
                                                                                 --------      --------
                   Net cash provided by investing activities                       44,452        57,163
                                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) reverse repurchase agreements                              (24,746)       (5,352)
    Net (repayment of) CMOs                                                       (37,791)      (45,707)
    Payment of dividends                                                           (3,091)       (2,556)
    Repurchase of common stock                                                       (132)       (1,734)
    Exercise of stock options                                                         814           154
                                                                                 --------      --------
                   Net cash (used in) financing activities                        (64,946)      (55,195)
                                                                                 --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  893        (3,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      8,946         9,958
                                                                                 --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  9,839      $  6,952
                                                                                 ========      ========


                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries (with its subsidiaries, the "Company") include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with Hanover's Annual Report on Form 10-K for the year ended December 31, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Other than the July 1, 2002 acquisition of 100% of the outstanding common stock of each of HanoverTrade, Inc., Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc., there were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 2002. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of its Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HanoverTrade, Inc. (formerly HanoverTrade.com, Inc.) ("HT"), an internet-based loan trading firm; Hanover Capital Partners Ltd. ("HCP"), a due diligence consulting firm; and Hanover Capital Partners 2, Inc. ("HCP-2"), a previously inactive subsidiary through which Hanover commenced trading activity during the first quarter of 2002. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover's status as a real estate investment trust ("REIT") at the time of formation. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of HT, HCP and HCP-2.

Hanover acquired the common shares of HT, HCP and HCP-2 from four of its directors who are also executive officers.


    DIRECTOR AND           HANOVER CAPITAL                              HANOVER CAPITAL     HANOVER CAPITAL
  EXECUTIVE OFFICER    MORTGAGE HOLDINGS, INC.    HANOVERTRADE, INC.     PARTNERS LTD.      PARTNERS 2, INC.
---------------------- ------------------------- -------------------- ------------------- -------------------------
John A. Burchett       Chairman, Chief           Chairman and Chief   Chairman and        Chairman and President
                       Executive Officer and     Executive Officer    Chief Executive
                       President                                      Officer

Joyce S. Mizerak       Senior Managing           Director and         Director and        Director, Senior
                       Director and Secretary    Executive Vice       President           Managing Director and
                                                 President                                Secretary

George J. Ostendorf    Senior Managing Director  Director and         Director and        Director and Senior
                                                 Executive Vice       Senior Managing     Managing Director
                                                 President            Director

Irma N. Tavares        Senior Managing Director  Director and         Director and        Director and Senior
                                                 President            Senior Managing     Managing Director
                                                                      Director


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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

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

2. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                     SEPTEMBER 30, 2002                   DECEMBER 31, 2001
                                              ---------------------------------      ---------------------------------
                                               FIXED      ADJUSTABLE                  FIXED      ADJUSTABLE
                                                RATE         RATE        TOTAL         RATE         RATE        TOTAL
                                              -------     ----------    -------      -------     ----------    -------
Principal amount of mortgage loans            $    49      $   645      $   694      $   560      $ 2,627      $ 3,187

Net premium (discount) and deferred costs          (3)        (187)        (190)        (159)        (637)        (796)
Loan loss allowance                                --           --           --           --           --           --
                                              -------      -------      -------      -------      -------      -------
Carrying value of mortgage loans              $    46      $   458      $   504      $   401      $ 1,990      $ 2,391
                                              =======      =======      =======      =======      =======      =======


        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                     SEPTEMBER 30, 2002                   DECEMBER 31, 2001
                                              ---------------------------------      ----------------------------------
                                               FIXED      ADJUSTABLE                  FIXED      ADJUSTABLE
                                                RATE         RATE        TOTAL         RATE         RATE        TOTAL
                                              --------    ----------    --------     --------    ----------    --------
Principal amount of mortgage loans            $ 79,281     $ 34,070     $113,351     $105,849     $ 45,535     $151,384
Net premium (discount) and deferred costs        1,106         (165)         941        1,442         (167)       1,275
Loan loss allowance                               (581)        (238)        (819)        (553)        (224)        (777)
                                              --------     --------     --------     --------     --------     --------
Carrying value of mortgage loans              $ 79,806     $ 33,667     $113,473     $106,738     $ 45,144     $151,882
                                              ========     ========     ========     ========     ========     ========

Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. As of September 30, 2002, Group 2 of Hanover's 1998-A securitization is callable. We are currently evaluating the economic feasibility of calling 1998-A.

3. MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                            DECEMBER 31, 2001
                                               -------------------------------------------
                                               AVAILABLE   HELD TO
                                                FOR SALE   MATURITY    TRADING      TOTAL
                                               ---------   --------    -------     -------
Principal balance of mortgage securities        $ 1,378     $   --     $25,251     $26,629
Net premium (discount) and deferred costs            70         --       2,258       2,328
                                                -------     ------     -------     -------
Total amortized cost of mortgage securities       1,448         --      27,509      28,957
Net unrealized gain (loss)                           62         --          45         107
                                                -------     ------     -------     -------

Carrying value of mortgage securities           $ 1,510     $   --     $27,554     $29,064
                                                =======     ======     =======     =======


At September 30, 2002, there were no fixed-rate Agency mortgage-backed securities.

               FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                 SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                         ---------------------------------------------------    ---------------------------------------------------
                         AVAILABLE    HELD              COLLATERAL              AVAILABLE    HELD              COLLATERAL
                            FOR        TO                  FOR                     FOR        TO                  FOR
                           SALE     MATURITY  TRADING      CMOS      TOTAL        SALE     MATURITY  TRADING      CMOS       TOTAL
                         ---------  -------- --------   ----------  --------    ---------  -------- --------   ----------   -------
Principal balance of
  mortgage securities    $  5,942    $  --   $ 12,086    $12,699    $ 30,727    $  6,561    $  --   $  6,433    $ 12,926    $25,920
Net premium (discount)
   and deferred costs      (3,847)      --     (3,782)    (2,523)    (10,152)     (3,440)      --     (2,452)     (2,742)    (8,634)
                         --------    -----   --------    -------    --------    --------    -----   --------    --------    -------
Total amortized cost
  of mortgage securities    2,095       --      8,304     10,176      20,575       3,121       --      3,981      10,184     17,286
Loan loss allowance          (110)      --         --       (351)       (461)       (221)      --         --        (344)      (565)
Gross unrealized
  gain/(loss)                 216       --      1,104         --       1,320         623       --        792          --      1,415
                         --------    -----   --------    -------    --------    --------    -----   --------    --------    -------
Carrying cost of
  mortgage
  securities             $  2,201    $  --   $  9,408    $ 9,825    $ 21,434    $  3,523    $  --   $  4,773    $  9,840    $18,136
                         ========    =====   ========    =======    ========    ========    =====   ========    ========    =======

             ADJUSTABLE-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                 SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                         ---------------------------------------------------    ---------------------------------------------------
                         AVAILABLE    HELD              COLLATERAL              AVAILABLE    HELD              COLLATERAL
                            FOR        TO                  FOR                     FOR        TO                  FOR
                           SALE     MATURITY  TRADING      CMOS      TOTAL        SALE     MATURITY  TRADING      CMOS       TOTAL
                         ---------  -------- --------   ----------  --------    ---------  -------- --------   ----------   -------
Principal balance of
  mortgage securities    $    300   $   --   $  4,088   $     --    $  4,388    $     --    $  --   $  3,692    $     --    $ 3,692
Net premium (discount)
   and deferred costs        (196)      --     (1,038)        --      (1,234)         --       --       (997)         --       (997)
                         --------    -----   --------    -------    --------    --------    -----   --------    --------    -------
Total amortized cost
  of mortgage securities      104       --      3,050         --       3,154          --       --      2,695          --      2,695
Loan loss allowance            (6)      --         --         --          (6)         --       --         --          --         --
Gross unrealized
  gain/(loss)                 (14)      --        625         --         611          --       --        (13)         --        (13)
                         --------    -----   --------    -------    --------    --------    -----   --------    --------    -------
Carrying cost of
  mortgage
  securities             $     84    $  --   $  3,675    $    --    $  3,759    $     --    $  --   $  2,682    $     --    $ 2,682
                         ========    =====   ========    =======    ========    ========    =====   ========    ========    =======


                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                 SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                                   ----------------------------------------------    ----------------------------------------------
                                    INTEREST-   PRINCIPAL-   INTEREST-                INTEREST-   PRINCIPAL-   INTEREST-
                                   ONLY STRIPS  ONLY STRIPS    ONLY                  ONLY STRIPS  ONLY STRIPS    ONLY
                                    AVAILABLE    HELD TO       STRIPS                 AVAILABLE    HELD TO       STRIPS
                                    FOR SALE     MATURITY     TRADING      TOTAL      FOR SALE     MATURITY     TRADING      TOTAL
                                   ----------   ----------   ---------    -------    ----------   ----------   ---------    -------
Principal balance of mortgage
  securities                        $    --      $   778      $    --     $   778     $    --      $   929      $    --     $   929
Net premium (discount) and
  deferred costs                        417         (137)       1,478       1,758         639         (161)          --         478
                                    -------      -------      -------     -------     -------      -------      -------     -------
Total amortized cost of mortgage
  securities                            417          641        1,478       2,536         639          768           --       1,407
Loan loss allowance                      --           --           --          --          --           --           --          --
Net unrealized gain (loss)             (244)          --          619         375        (106)          --           --        (106)
                                    -------      -------      -------     -------     -------      -------      -------     -------
Carrying value of mortgage
securities                          $   173      $   641      $ 2,097     $ 2,911     $   533      $   768      $    --     $ 1,301
                                    =======      =======      =======     =======     =======      =======      =======     =======

4.  LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                  ---------------------
                                    2002          2001
                                  -------       -------
Balance, beginning of period      $ 1,342       $ 1,724
Loan loss provision                   228           443
Sales                                (157)         (607)
Charge-offs                          (127)         (108)
Recoveries                             --            --
                                  -------       -------
Balance, end of period            $ 1,286       $ 1,452
                                  =======       =======

5.  WHOLLY-OWNED SUBSIDIARIES

As of and for the six months ended June 30, 2002, Hanover owned 100% of the non-voting preferred stock of HCP, HT and HCP-2. These ownership interests entitled Hanover to receive 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2. As discussed in Note 1, effective July 1, 2002, Hanover acquired 100% of the common stock of HCP, HT and HCP-2; therefore, for the periods ending after June 30, 2002, the financial statements of HCP, HT and HCP-2 will be consolidated with the financial statements of Hanover.

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                           -------------------          -------------------
                                            2002         2001           2002         2001
                                          -------      -------         -------      -------
REVENUES:
  Due diligence fees                      $ 1,306      $ 1,719         $ 3,392       $ 4,238
  Assignment fees                             710          219           1,543           587
  Other income                                 37            6             141            19
                                          -------      -------         -------       -------
       Total revenue                        2,053        1,944           5,076         4,844
                                          -------      -------         -------       -------

EXPENSES:
  Subcontractor                               794          775           1,941         1,756
  Personnel                                   675          872           1,917         2,201
  General and administrative                  105           53             230           182
  Occupancy                                    60           63             137           172
  Travel and entertainment                     46           85             130           202
  Legal and professional                       54           42             128           169
  Other                                        32           46             100           120
                                          -------      -------         -------       -------
       Total expenses                       1,766        1,936           4,583         4,802
                                          -------      -------         -------       -------

INCOME BEFORE INCOME TAXES                    287            8             493            42

INCOME TAX PROVISION                          115            5             206            27
                                          -------      -------         -------       --------
NET INCOME                                $   172      $     3         $   287       $    15
                                          =======      =======         =======       ========



                        HANOVERTRADE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                    --------------------           --------------------
                                                     2002          2001              2002          2001
                                                    -------       -------          -------       -------
REVENUES:
  Loan brokering/trading                            $ 1,618       $  309           $ 4,755       $ 1,904
  Loan sale advisory services and other income          257          550             1,539           720
                                                    -------       ------           -------       -------
       Total revenue                                  1,875          859             6,294         2,624
                                                    -------       ------           -------       -------

EXPENSES:
  Personnel                                           1,315          913             3,157         2,773
  Depreciation and amortization                         299          274               893           820
  Technology                                            135          128               616           347
  General and administrative                            205           86               576           216
  Interest                                               60           92               208           291
  Occupancy                                              54           66               164           202
  Travel and entertainment                               46           43               157           212
  Professional                                           62           43               148           169
                                                    -------       ------           -------       -------
       Total expenses                                 2,176        1,645             5,919         5,030
                                                    -------       ------           -------       -------


INCOME (LOSS) BEFORE INCOME TAXES                      (301)        (786)              375        (2,406)
INCOME TAX PROVISION (BENEFIT)                            6            -                 6             -
                                                    -------       ------           -------       -------
NET INCOME (LOSS)                                   $  (307)      $ (786)          $   369       $(2,406)
                                                    =======       ======           =======       =======



HT's total assets at September 30, 2002 were $4,227,000, which includes $1,897,000 of capitalized software costs and $1,515,000 of goodwill. HT's total liabilities at September 30, 2002 were $8,311,000, which includes a note payable to Hanover of $6,305,000 and intercompany payables of $293,000.




                        HANOVER CAPITAL PARTNERS 2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                    --------------------           --------------------
                                                     2002          2001              2002          2001
                                                    -------       -------          -------       -------
REVENUES:
     Interest income                                $   210       $    -           $   842       $     -
     Gain on mark to market of mortgage assets          395            -               265             -
     Other income (loss)                               (858)           -            (1,221)            -
                                                    -------       ------           -------       -------
          Total revenue (loss)                         (253)           -              (114)            -
                                                    -------       ------           -------       -------

EXPENSES:
     Interest                                            68            -               231             -
     General and administrative                           1            -                 8             -
                                                    -------       ------           -------       -------
          Total expenses                                 69            -               239             -
                                                    -------       ------           -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                      (322)           -              (353)            -
INCOME TAX PROVISION (BENEFIT)                         (129)           -              (141)            -
                                                    -------       ------           -------       -------

NET INCOME (LOSS)                                   $  (193)      $    -           $  (212)      $     -
                                                    =======       ======           =======       =======


6. NOTES RECEIVABLE AND AFFILIATED PARTY TRANSACTIONS

Hanover has outstanding loans to John A. Burchett, Thomas P. Kaplan, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares ("Principals"). The loans to the Principals bear interest at the lowest applicable Federal interest rate during the month the loans were made. As discussed in Note 1, the purchase price of $474,000 paid to certain of the Principals was used to partially repay outstanding loans.

                                NOTES RECEIVABLE
                             (dollars in thousands)


                                                                   IMPACT OF
                    JUNE 30,                                     ACQUISITION OF    SEPTEMBER 30
                     2002                                        SUBSIDIARIES/        2002
                    BALANCE       ADVANCES      REPAYMENTS       ELIMINATIONS        BALANCE
                    -------       --------      ----------       --------------    ------------
Principals          $ 3,279       $     -        $      -         $    (474)        $  2,805
HCP                     870             -               -              (870)               -
HT                    6,305             -               -            (6,305)               -
HCP-2                 3,426         1,532          (2,424)           (2,534)               -
                    -------       --------      ----------        ---------         --------
                    $13,880       $ 1,532       $  (2,424)        $ (10,183)        $  2,805
                    =======       =======       =========         =========         ========

During the three months ended September 30, 2002 and 2001, Hanover recorded the following interest income generated from loans to related parties (dollars in thousands).


                                      THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     --------------------
                                       2002        2001
                                     -------      -------
Principals                            $  40       $   46
HCP                                       8           18
HT                                       60           86
HCP-2                                    68            -
Eliminations                           (136)           -
                                      -----       ------
                                      $  40       $  150
                                      =====       ======

Hanover engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2002 with subsequent renewal. The management and administrative expenses for the three months ended September 30, 2002 and 2001 were $164,000 and $178,000, respectively, relating to billings from HCP. The expense for the three months ended September 30, 2002 was eliminated in consolidation in the accompanying Consolidated Statement of Income.

7.  REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at September 30, 2002 is summarized as follows (dollars in thousands):



                                      JUNE 30,       NET        SEPTEMBER 30,
                         MAXIMUM       2002       (PAYDOWN)        2002         UNDERLYING
    LENDER              BORROWING     BALANCE      ADVANCE        BALANCE       COLLATERAL      TYPE OF COLLATERAL
--------------------    ---------    ---------    ---------     ------------    -----------     -------------------
Lender A (committed)    $ 10,000     $  1,767     $   (13)       $   1,754        $ 9,984       Retained CMO Securities
Lender A                                3,757        (199)           3,558          6,457       Mortgage Securities
Lender B                                5,653      (5,653)               -              -       Mortgage Securities
Lender C                                  370        (370)               -              -       Mortgage Securities
Lender D                                  509        (509)               -              -       Mortgage Securities
Lender E                                1,488         862            2,350          3,731       Mortgage Securities
Lender F                                    -         930              930          1,230       Mortgage Securities
                                     --------     -------        ---------        -------
Total                                $ 13,544     $(4,952)       $   8,592        $21,402
                                     ========     =======        =========        =======

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on March 27, 2003.

8. DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (FREESTANDING DERIVATIVES)

From time to time, the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and collateralized mortgage obligations ("CMOs"). At September 30, 2002, the Company had two interest rate caps designated as "freestanding derivatives". The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized $4,000 of losses for the three months ended September 30, 2002 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. At September 30, 2002, the fair value of the Company's interest rate caps was $3,000.

FORWARD SALES OF AGENCY SECURITIES AND FUTURES CONTRACTS (FREESTANDING DERIVATIVES)

For the three and nine months ended September 30, 2002, the Company entered into forward sales of government agency guaranteed securities, known as "Agency" securities, and futures contracts to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales and futures contracts to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales or futures contracts. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities ("MBS"), and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. Changes in interest rates also affect the value of the futures contracts. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities, the forward sales and the futures contracts. Using this information, the Company determines the amount of forward sales or futures contracts that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales or futures contracts. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statement of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Consolidated Statement of Income. The Company realized net losses on forward sales of $201,000 and on futures contracts of $858,000 for the three months ended September 30, 2002. At September 30, 2002, the fair value of the Company's one forward sale of Agency MBS was ($47,000) and the open trade equity of the Company's futures contracts was ($169,000).

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions up to a maximum of $3,000,000. In addition, on August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. As of September 30, 2002, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 3,000 shares under the 2001 share repurchase authorization.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of September 30, 2002, 15,666 shares have been repurchased for approximately $132,000.

Calculations for earnings per share are shown below (dollars in thousands, except per share data):


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                ----------------------     -----------------------
                                                                  2002         2001           2002         2001
                                                                ---------   ----------     ----------   ----------
EARNINGS PER SHARE BASIC:
   Income before cumulative effect of adoption of SFAS 133      $   1,506    $     725      $   4,210    $   2,048
   Cumulative effect of adoption of SFAS 133                            -            -              -           46
                                                                ---------    ---------      ---------    ---------
   Net income (numerator)                                       $   1,506    $     725      $   4,210    $   2,094
                                                                =========    =========      =========    =========

   Average common shares outstanding  (denominator)             4,474,452    4,252,471      4,388,659    4,255,459
                                                                =========    =========      =========    =========

   Per share:
        Before cumulative effect of adoption of SFAS 133        $    0.34    $    0.17      $    0.96    $    0.48

        Cumulative effect of adoption of SFAS 133                       -            -              -         0.01
                                                                ---------    ---------      ---------    ---------
        After cumulative effect of adoption of SFAS 133         $    0.34    $    0.17      $    0.96    $    0.49
                                                                =========    =========      =========    =========

EARNINGS PER SHARE DILUTED:
   Income before cumulative effect of adoption of SFAS 133      $   1,506    $     725      $   4,210    $   2,048
   Cumulative effect of adoption of SFAS 133                            -            -              -           46
                                                                ---------    ---------      ---------    ---------
   Net income (numerator)                                       $   1,506    $     725      $   4,210    $   2,094
                                                                =========    =========      =========    =========

   Average common shares outstanding                            4,474,452    4,252,471      4,388,659    4,255,459

   Add: Incremental shares from assumed conversion of
               stock options                                       75,553       70,346         63,883       47,992
                                                                ---------    ---------      ---------    ---------

   Diluted weighted average shares outstanding (denominator)    4,550,005    4,322,817      4,452,542    4,303,451
                                                                =========    =========      =========    =========

   Per share:
        Before cumulative effect of adoption of SFAS 133        $    0.33    $    0.17      $    0.95    $    0.48

        Cumulative effect of adoption of SFAS 133                       -            -              -         0.01
                                                                ---------    ---------      ---------    ---------
        After cumulative effect of adoption of SFAS 133         $    0.33    $    0.17      $    0.95    $    0.49
                                                                =========    =========      =========    =========


10. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
         (in thousands except for share data)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              --------------------------
                                                                                2002             2001
                                                                              ---------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
                Income taxes                                                  $      28        $       14
                                                                              =========        ==========
                Interest                                                      $   6,634        $   11,321
                                                                              =========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Transfer of mortgage loans to real estate owned                            $     251        $        -
                                                                              =========        ==========
   Acquisition of preferred stock of subsidiaries from related parties in
      exchange for reduction of notes receivable from related parties         $     474        $        -
                                                                              =========        ==========
   Capital contribution of 63,577 shares of common stock to HT                $     470        $        -
                                                                              =========        ==========
   Cashless exercise of 1 warrant in exchange for 136,734 shares of
      common stock                                                            $       -        $        1
                                                                              =========        ==========

INCREASE IN CASH DUE TO ACQUISITION OF SUBSIDIARIES'
 RESIDUAL INTERESTS
   Total negative equity of subsidiaries prior to acquisition                 $  (1,816)       $        -
   Less net liabilities of subsidiaries prior to acquisition,
     excluding cash                                                              (3,487)                -
                                                                              ---------        ----------
   Net increase in cash due to acquisition of subsidiaries' residual
interests                                                                     $   1,671        $        -
                                                                              =========        ==========


11. SUBSEQUENT EVENTS

On November 11, 2002, the Board of Directors declared a $0.25 cash dividend for the quarter ended September 30, 2002 to be paid on December 9, 2002 to stockholders of record as of November 25, 2002.

12. PRO FORMA DISCLOSURE

The following unaudited pro forma consolidated financial statements have been prepared to give effect to Hanover Capital Mortgage Holdings, Inc.'s acquisition on July 1, 2002 of 100% of the outstanding common stock of each of HanoverTrade, Inc., Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. (collectively, the "Newly Consolidated Subsidiaries"), as previously reported on Form 8-K filed on July 16, 2002. This acquisition had been accounted for using the purchase method of accounting. These pro forma financial statements were prepared as if the acquisition had been completed as of January 1, 2001 for statement of income purposes.

The unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2001, nor are these presentations necessarily indicative of the future results of operations.

These unaudited pro forma consolidated financial statements are based upon the historical consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. and the Newly Consolidated Subsidiaries included in Hanover Capital Mortgage Holdings, Inc. Quarterly Reports on Form 10-Q.

Information presented for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001 is presented on a consolidated pro forma basis. Information presented for the three months ended September 30, 2002 is presented on an actual basis, which takes into account the consolidation of Hanover, HT, HCP and HCP-2.


            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                           --------------------          ---------------------
                                                            2002          2001            2002          2001
                                                           -------      -------          -------       -------
                                                                     (Pro Forma)      (Pro Forma)   (Pro Forma)
REVENUES:

     Interest income                                       $ 3,311      $ 4,584          $10,897       $15,143
     Interest expense                                        1,772        3,088            6,045        10,889
                                                           -------      -------          -------       -------
          Net interest income                                1,539        1,496            4,852         4,254
     Loan loss provision                                       107          145              228           588
                                                           -------      -------          -------       -------
          Net interest income after loan loss provision      1,432        1,351            4,624         3,666

     Gain on sale of mortgage assets                           480          671            1,385         2,524
     Gain on mark to market of mortgage assets,
        net of associated hedge                              1,237          483            1,682           501
     Loan brokering/trading                                  1,618          309            4,755         1,904
     Due diligence fees                                      1,306        1,538            3,385         3,719
     Assignment fees                                           710          219            1,543           587
     Other income (loss)                                      (717)         558             (155)          671
                                                           -------      -------          -------       -------
          Total revenue                                      6,066        5,129           17,219        13,572
                                                           -------      -------          -------       -------

EXPENSES:
     Personnel                                               2,434        1,948            6,722         5,474
     Subcontractor                                             803          775            1,954         1,756
     Depreciation and amortization                             311          297              936           886
     Legal and professional                                    337          529              902         1,043
     General and administrative                                348          317              885           742
     Technology                                                139          139              630           372
     Occupancy                                                 138          177              373           511
     Other                                                      89          112              322           367
     Travel and entertainment                                   99          138              319           447
                                                           -------      -------          -------       -------
          Total expenses                                     4,698        4,432           13,043        11,598
                                                           -------      -------          -------       -------

          Operating income                                   1,368          697            4,176         1,974

Equity in income of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                               -            -                -             -
     HanoverTrade, Inc.                                          -            -                -             -
     HDMF-I LLC                                                130            -              129             -
     Hanover Capital Partners 2, Inc.                            -            -                -             -
                                                           -------      -------          -------       -------

Income before income tax provision (benefit) and
  cumulative effect of adoption of SFAS 133                  1,498          697            4,305         1,974
Income tax provision (benefit)                                  (8)           5               71            27
                                                           -------      -------          -------       -------
Income before cumulative effect of adoption of SFAS 133      1,506          692            4,234         1,947
Cumulative effect of adoption of SFAS 133                        -            -                -            46
                                                           -------      -------          -------       -------

NET INCOME                                                 $ 1,506      $   692          $ 4,234       $ 1,993
                                                           =======      =======          =======       =======

BASIC EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS 133      $  0.34      $  0.16          $  0.96       $  0.46
     Cumulative effect of adoption of SFAS 133                   -            -                -          0.01
                                                           -------      -------          -------       -------
     After cumulative effect of adoption of SFAS 133       $  0.34      $  0.16          $  0.96       $  0.47
                                                           =======      =======          =======       =======

DILUTED EARNINGS PER SHARE:
     Before cumulative effect of adoption of SFAS
     133                                                   $  0.33      $  0.16          $  0.95       $  0.45
     Cumulative effect of adoption of SFAS 133                   -            -                -          0.01
                                                           -------      -------          -------       -------
     After cumulative effect of adoption of SFAS 133       $  0.33      $  0.16          $  0.95       $  0.46
                                                           =======      =======          =======       =======

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                                              SIX MONTHS
                                                                                ENDED
                                                           HANOVER          JUNE 30, 2002
                                                           CAPITAL          -------------
                                                           MORTGAGE             NEWLY
                                                         HOLDINGS, INC.     CONSOLIDATED    ADJUSTMENTS/         PRO FORMA
                                                          AS REPORTED       SUBSIDIARIES    ELIMINATIONS        CONSOLIDATED
                                                         -------------      ------------    ------------        ------------
REVENUES:
      Interest income                                      $    10,617       $      632      $    (352)(a,d)    $    10,897
      Interest expense                                           6,045                -              -                6,045
                                                           -----------       ----------      ---------          -----------
            Net interest income                                  4,572              632           (352)               4,852
      Loan loss provision                                          228                -              -                  228
                                                           -----------       ----------      ---------          -----------
            Net interest income after loan loss
            provision                                            4,344              632           (352)               4,624
      Gain on sale of mortgage assets                            1,385                -              -                1,385
      Gain (loss) on mark to market of mortgage assets           1,812             (130)             -                1,682
      Loan brokering/trading                                     1,618            3,137              -                4,755
      Due diligence fees                                         1,306            2,086             (7)(b)            3,385
      Assignment fees                                              710              833              -                1,543
      Other income (loss)                                       (1,142)           1,023            (36)(b)             (155)
                                                           -----------       ----------      ---------          -----------
            Total revenue                                       10,033            7,581           (395)              17,219
                                                           -----------       ----------      ---------          -----------

EXPENSES:
      Personnel                                                  3,290            3,084            348 (b,d)          6,722
      Subcontractor                                                803            1,151              -                1,954
      Depreciation and amortization                                311              625              -                  936
      Legal and professional                                       766              136              -                  902
      General and administrative                                   793              503           (411)(b)              885
      Technology                                                   140              490              -                  630
      Occupancy                                                    186              187              -                  373
      Other                                                        295              359           (332)(a)              322
      Travel and entertainment                                     124              195              -                  319
                                                           -----------       ----------      ---------          -----------
            Total expenses                                       6,708            6,730           (395)              13,043
                                                           -----------       ----------      ---------          -----------

            Operating income                                     3,325              851              -                4,176

Equity in income of unconsolidated subsidiaries                    877                -           (748)(c)              129
                                                           -----------       ----------      ---------          -----------
Income before income tax provision (benefit)                     4,202              851           (748)               4,305
Income tax provision (benefit)                                      (8)              79              -                   71
                                                           -----------       ----------      ---------          -----------

NET INCOME                                                 $     4,210       $      772      $    (748)         $     4,234
                                                           ===========       ==========      =========          ===========

BASIC EARNINGS PER SHARE:
      Average common shares outstanding                      4,388,659                                            4,388,659
                                                           ===========                                          ===========
      Basic earnings per share                             $      0.96                                          $      0.96
                                                           ===========                                          ===========

DILUTED EARNINGS PER SHARE:
      Diluted weighted average shares outstanding            4,452,542                                            4,452,542
                                                           ===========                                          ===========
      Diluted earnings per share                           $      0.95                                          $      0.95
                                                           ===========                                          ===========


            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                      (in thousands, except per share data)





                                                           HANOVER
                                                           CAPITAL
                                                           MORTGAGE             NEWLY
                                                         HOLDINGS, INC.     CONSOLIDATED    ADJUSTMENTS/         PRO FORMA
                                                          AS REPORTED       SUBSIDIARIES    ELIMINATIONS        CONSOLIDATED
                                                         -------------      ------------    ------------        ------------
REVENUES:
      Interest income                                      $     4,695       $        -      $    (111)(a,d)    $     4,584
      Interest expense                                           3,088                -              -                3,088
                                                           -----------       ----------      ---------          -----------
            Net interest income                                  1,607                -           (111)               1,496
      Loan loss provision                                          145                -              -                  145
                                                           -----------       ----------      ---------          -----------
            Net interest income after loan loss
            provision                                            1,462                -           (111)               1,351
      Gain on sale of mortgage assets                              671                -              -                  671
      Gain (loss) on mark to market of mortgage assets,
         net of associated hedge                                   483                -              -                  483
      Loan brokering/trading                                         -              309              -                  309
      Due diligence fees                                             -            1,719           (181)(b)            1,538
      Assignment fees                                                -              219              -                  219
      Other income (loss)                                            2              556              -                  558
                                                           -----------       ----------      ---------          -----------

            Total revenue                                        2,618            2,803           (292)               5,129
                                                           -----------       ----------      ---------          -----------

EXPENSES:
      Personnel                                                    166            1,785             (3)(b)            1,948
      Subcontractor                                                  -              775              -                  775
      Depreciation and amortization                                  9              288              -                  297
      Legal and professional                                       451               78              -                  529
      General and administrative                                   356              139           (178)(b)              317
      Technology                                                     1              138              -                  139
      Occupancy                                                     48              129              -                  177
      Other                                                         95              121           (104)(a)              112
      Travel and entertainment                                      10              128              -                  138
                                                           -----------       ----------      ---------          -----------
            Total expenses                                       1,136            3,581           (285)               4,432
                                                           -----------       ----------      ---------          -----------

            Operating income (loss)                              1,482             (778)            (7)                 697

Equity in (loss) of unconsolidated subsidiaries                   (757)               -            757 (c)                -
                                                           -----------       ----------      ---------          -----------
Income (loss) before income tax provision (benefit)                725             (778)           750                  697
Income tax provision (benefit)                                       -                5              -                    5
                                                           -----------       ----------      ---------          -----------

NET INCOME (LOSS)                                          $       725       $     (783)     $     750          $       692
                                                           ===========       ==========      =========          ===========

BASIC EARNINGS PER SHARE:
      Average common shares outstanding                      4,252,471                                            4,252,471
                                                           ===========                                          ===========
      Basic earnings per share                             $      0.17                                          $      0.16
                                                           ===========                                          ===========

DILUTED EARNINGS PER SHARE:
      Diluted weighted average shares outstanding            4,322,817                                            4,322,817
                                                           ===========                                          ===========
      Diluted earnings per share                           $      0.17                                          $      0.16
                                                           ===========                                          ===========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                     HANOVER
                                                                     CAPITAL
                                                                    MORTGAGE         NEWLY
                                                                  HOLDINGS, INC.   CONSOLIDATED   ADJUSTMENTS/         PRO FORMA
                                                                    ORIGINAL       SUBSIDIARIES   ELIMINATIONS       CONSOLIDATED
                                                                 --------------   -------------   -------------    ----------------
REVENUES:
    Interest income                                                 $    15,500          $   -      $    (357)(a,d)   $    15,143
    Interest expense                                                     10,889              -              -              10,889
                                                                 --------------   -------------   -------------    ----------------
          Net interest income                                             4,611              -           (357)              4,254
    Loan loss provision                                                     588              -              -                 588
                                                                 --------------   -------------   -------------    ----------------
          Net interest income after loan loss provision                   4,023              -           (357)              3,666
    Gain on sale of mortgage assets                                       2,524              -              -               2,524
    Gain on mark to market of mortgage assets, net of
         associated hedge                                                   501              -              -                 501
    Loan brokering/trading                                                    -          1,904              -               1,904
    Due diligence fees                                                        -          4,238           (519) (b)          3,719
    Assignment fees                                                           -            587              -                 587
    Other income (loss)                                                     (68)           739              -                 671
                                                                 --------------   -------------   -------------    ----------------
          Total revenue                                                   6,980          7,468           (876)             13,572
                                                                 --------------   -------------   -------------    ----------------
EXPENSES:
    Personnel                                                               503          4,974             (3) (b)          5,474
    Subcontractor                                                             -          1,756              -               1,756
    Depreciation and amortization                                            23            863              -                 886
    Legal and professional                                                  727            316              -               1,043
    General and administrative                                              860            398           (516) (b)            742
    Technology                                                                3            369              -                 372
    Occupancy                                                               137            374              -                 511
    Other                                                                   336            368           (337) (a)            367
    Travel and entertainment                                                 33            414              -                 447
                                                                 --------------   -------------   -------------    ----------------
          Total expenses                                                  2,622          9,832           (856)             11,598
                                                                 --------------   -------------   -------------    ----------------

          Operating income (loss)                                         4,358         (2,364)           (20)              1,974

Equity in (loss) of unconsolidated subsidiaries                          (2,310)             -          2,310  (d)              -
                                                                 --------------   -------------   -------------    ----------------

Income (loss) before income tax provision and cumulative
 effect of adoption of SFAS 133                                           2,048         (2,364)         2,290               1,974
Income tax provision                                                          -             27              -                  27
                                                                 --------------   -------------   -------------    ----------------

Income (loss) before cumulative effect of adoption of SFAS 133            2,048         (2,391)         2,290               1,947
Cumulative effect of adoption of SFAS 133                                    46              -              -                  46
                                                                 --------------   -------------   -------------    ----------------

NET INCOME (LOSS)                                                   $     2,094      $  (2,391)     $   2,290         $     1,993
                                                                 ==============   =============   =============    ================


BASIC EARNINGS PER SHARE:
    Average common shares outstanding                                 4,255,459                                         4,255,459
                                                                 ================                                  ================

    Basic earnings per share:
          Before cumulative effect of adoption of SFAS 133          $      0.48                                       $      0.46
          Cumulative effect of adoption of SFAS 133                        0.01                                              0.01
                                                                 ----------------                                  ----------------

          After cumulative effect of adoption of SFAS 133           $      0.49                                       $      0.47
                                                                 ================                                  ================


DILUTED EARNINGS PER SHARE:
    Diluted weighted average shares outstanding                       4,303,451                                         4,303,451
                                                                 ================                                  ================

    Diluted earnings per share:
          Before cumulative effect of adoption of SFAS 133          $      0.48                                       $      0.45
          Cumulative effect of adoption of SFAS 133                        0.01                                              0.01
                                                                 ----------------                                  ----------------

          After cumulative effect of adoption of SFAS 133           $      0.49                                       $      0.46
                                                                 ================                                  ================

                        See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

(a) To eliminate intercompany interest income and expense summarized as follows:

                                                                      SIX MONTHS        THREE MONTHS        NINE MONTHS
                                                                        ENDED               ENDED              ENDED
                                                                       JUNE 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2002                2001               2001
                                                                    ----------------   ---------------   ------------------

             Interest on note to Hanover Capital Partners Ltd.             $    24            $    18            $     46
             Interest on note to HanoverTrade, Inc.                            146                 86                 291
             Interest on note to Hanover Capital Partners 2, Inc.              162                  -                   -
                                                                    ----------------   -----------------   ----------------
                                                                           $   332            $   104            $    337
                                                                    ================   =================   ================

(b) Hanover engaged Hanover Capital Partners Ltd. pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. In addition, Hanover Capital Partners Ltd. performed management and administrative services for HanoverTrade, Inc. To eliminate these intercompany management fees recorded as follows:

                                                                      SIX MONTHS        THREE MONTHS        NINE MONTHS
                                                                        ENDED               ENDED              ENDED
                                                                       JUNE 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2002                2001               2001
                                                                    ----------------   --------------   ------------------

             Management fee income recorded to:
                 Due diligence fees                                        $     7            $   181            $    519
                 Other revenues                                                 36                  -                   -
                 Reduction of personnel expense                                372                  -                   -
                                                                    ----------------   ------------------   ---------------
                                                                           $   415            $   181            $    519
                                                                    ================   ==================   ===============

             Management fee expensed to:
                 General, management and administrative                    $   411            $   178                 516
                 Personnel expense                                               4                  3                   3
                                                                    ----------------   ------------------   ---------------
                                                                           $   415            $   181            $    519
                                                                    ================   ==================   ===============

(c) With the consolidation of the results of Hanover Capital Partners Ltd., HanoverTrade, Inc. and Hanover Capital Partners 2, Inc., the equity in income (loss) of these subsidiaries summarized below would be reversed:

                                                                      SIX MONTHS        THREE MONTHS        NINE MONTHS
                                                                        ENDED               ENDED              ENDED
                                                                       JUNE 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2002                2001               2001
                                                                    ----------------   ----------------   -----------------
             Hanover Capital Partners Ltd.                                 $   112            $     3            $     15
             HanoverTrade, Inc.                                                655               (760)             (2,325)
             Hanover Capital Partners 2, Inc.                                  (19)                 -                   -
                                                                    ----------------   -----------------   ---------------
                                                                           $   748            $  (757)           $ (2,310)
                                                                    ================   =================   ================

(d) To exclude the interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of the newly consolidated subsidiaries; interest for the nine months ended September 30, 2002 was forgiven and the offset is to personnel expense while for the three and nine months ended September 30, 2002, the offset is to the balance sheet.

                                                                      NINE MONTHS       THREE MONTHS        NINE MONTHS
                                                                         ENDED              ENDED              ENDED
                                                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2002                2001               2001
                                                                    ----------------   ----------------   -----------------
             Interest income                                               $     20           $     7            $     20
                                                                    =================  ================  ==================

             Personnel expense                                             $    (20)          $     -            $      -
                                                                    =================  ================  ==================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intent or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire mortgage loans; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; assumptions regarding prepayment and default rates on the mortgage loans securing our mortgage-backed securities and their effect on our hedging strategies; our decision to invest in higher-risk subordinated traunches; the liquidity of our portfolios and our ability to invest currently liquid assets; future restructuring plans with respect to our subsidiaries; the expected future performance of Hanover Capital Partners and HanoverTrade, their need for additional capital; and the desirability of pursuing third-party investments therein; continuing availability of the master reverse repurchase agreement financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our expectations regarding the effects of accounting rules and changes thereto; our strategy of discontinuing purchases of mortgage loans held for sale; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

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

Investors should also carefully consider the critical accounting policies identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," in our Annual
Report on Form 10-K for the year ended December 31, 2001. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We believe our critical accounting policies for mortgage securities, loan loss allowance, equity investments and income taxes involve a high degree of judgment and complexity in the preparation of our consolidated financial statements.

OVERVIEW


We are a real estate investment trust, or REIT, formed to operate as a specialty finance company. At September 30, 2002, we had two principal consolidated subsidiaries, Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms "we", "us" or "the Company," we are referring to our company and subsidiaries taken as a whole. In order to provide more meaningful disclosure, we occasionally wish to report information regarding only our REIT entity without reference to any of its subsidiaries. In those instances, we refer to the REIT entity as "Hanover."

The principal business strategy of Hanover is to invest in mortgage-backed securities, or "MBS" and, to a lesser extent, mortgage loans, and to earn net interest income on these investments. The principal business strategy of HCP is to generate consulting and other fee income by performing loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate fee income by operating an on-line worldwide web-based exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing a state-of-the art Internet trading facility supported by experienced valuation, operations and trading professionals. In addition to trading assets, HanoverTrade provides a full range of asset valuation, analysis and marketing services for: performing, sub-performing and non-performing assets; whole loans and participations; CRA loans; and mortgage servicing rights. In addition, Hanover has a 31.45946% interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage and ultimately re-sell or otherwise liquidate packages of primarily sub- and non-performing one-to-four family residential whole loans.

In conducting our business, we retain credit risk primarily through (i) the purchase of subordinate MBS, (ii) the retention of subordinate securities from our own securitization transactions, (iii) the direct investment in mortgage loans on our own behalf and (iv) investment in HDMF-I. Through these investing activities, we generally bear the credit losses on the related pools of mortgage loans up to their carrying value. As of September 30, 2002, we retain the aggregate credit risk on $5.2 billion of mortgage loans relating to:


                            Principal        Carrying
                             Balance          Value        Financing
                           ----------      ----------      ----------
Subordinate MBS            $   23,194      $   18,279      $     7,081
Collateral for CMOs           126,050           9,984            1,511
Mortgage Loans                    694             504               -
                           ----------      ----------      -----------
Total                      $  149,938      $   28,767      $     8,592
                           ==========      ==========      ===========

The above carrying value of collateral for collateralized mortgage obligations, or "CMOs", is our net invested equity in retained mortgage-backed bonds.

In addition, HDMF-I retains the aggregate credit risk on $11,176,000 of mortgage loans of which our portion is $4,551,000 of invested capital at risk.

On July 1, 2002, Hanover acquired 100% of the outstanding capital stock of each of HT, HCP and Hanover Capital Partners 2, Inc., which we call "HCP-2." Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of these entities. Prior to July 1, 2002, the financial results for these three entities appeared in our financial statements as a single line-item under "equity in income or loss of unconsolidated subsidiaries." Due to the stock purchase, for periods ending after June 30, 2002 Hanover's financial statements will be consolidated with the financial statements of those entities. This means that the financial results attributable to these three entities, whether positive or negative, will appear throughout our financial statements as applicable, rather than in a single line-item. The discussion below sometimes includes information regarding both "previously reported" financial results, which do not give effect to the stock purchase for any periods prior to July 1, 2002, and "pro forma" financial results, which present information as if the acquisition of HT, HCP and HCP-2 had been completed as of January 1, 2001 for statement of income purposes. Please be advised that pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition occurred on January 1, 2001, nor are these presentations necessarily indicative of the future financial position or results of operations.

RESULTS OF OPERATIONS

We recorded net income of $1,506,000 or $0.34 per share based on 4,474,452 weighted average shares of common stock outstanding for the three months ended September 30, 2002 compared to net income of $725,000 or $0.17 per share based on 4,252,471 weighted average common shares outstanding for the three months ended September 30, 2001. We recorded net income of $4,210,000 or $0.96 per share based on 4,388,659 weighted average shares of common stock outstanding for the nine months ended September 30, 2002 compared to net income of $2,094,000 or $0.49 per share based on 4,255,459 weighted average common shares outstanding for the nine months ended September 30, 2001. Total revenue for the three months ended September 30, 2002 was $6,066,000 compared with $2,618,000 as previously reported, or $5,129,000 on a pro forma basis, for the comparable quarter last year. Total revenue for the nine months ended September 30, 2002 was $10,033,000, compared with $6,980,000 previously reported for the same period in 2001. On a pro forma basis, total revenue for the 2002 period was $17,219,000, while total revenue for the 2001 period was $13,572,000.

Net interest income decreased to $1,539,000, or $0.34 per share, for the three months ended September 30, 2002 from $1,607,000, or $0.38 per share, as previously reported for the same period in 2001. The decrease in net interest income of $68,000 was primarily due to (i) decreased net interest income of $205,000 on the Agency MBS portfolio, (ii) decreased net interest income of $122,000 on notes receivable offset by (iii) increased net interest income of $45,000 on the subordinate MBS portfolio and (iv) net interest income of $210,000 from an interest-only security designated as a trading security. The decrease in net interest income on the Agency MBS portfolio of $205,000 was primarily due to a decrease in the average balance of the Agency MBS portfolio from $24,245,000 for the three months ended September 30, 2001 to $1,006,000 for the three months ended September 30, 2002. This decrease is the result of management's decision to terminate its Agency MBS activity in the third quarter of 2002. The decrease in net interest income on notes receivable of $122,000 is due to the elimination of related party revenue in 2002, in consolidation for financial reporting, as a result of the Company's acquisition of HCP, HT and HCP-2 on July 1, 2002. The increase in net interest income on the subordinate MBS portfolio was primarily due to an increase in the average balance of the subordinate MBS portfolio from $9,722,000 for the three months ended September 30, 2001 to $14,665,000 for the three months ended September 30, 2002. For the three months ended September 30, 2001, there were no interest-only securities designated as trading securities.

Net interest income increased to $1,539,000 for the three months ended September 30, 2002 from $1,496,000 on a pro forma basis for the same period in 2001. The increase of $43,000 includes the decrease of $68,000 in interest income for the three months ended September 30, 2002 as discussed above, excluding $111,000 of the $122,000 decrease due to related party revenue being eliminated in net interest income for the September 30, 2002 and 2001 periods.

Net interest income decreased to $4,572,000, or $1.04 per share, for the nine months ended September 30, 2002 from $4,611,000, or $1.08 per share, as previously reported for the same period in 2001. The decrease in net interest income of $39,000 was primarily due to (i) decreased net interest income of $203,000 on the Agency MBS portfolio due to a decrease in the average balance of the portfolio from $15,118,000 for the nine months ended September 30, 2001 to $9,715,000 for the nine months ended September 30, 2002, (ii) decreased net interest income of $143,000 on overnight investments due to lower market rates and lower invested cash balances, (iii) decreased net interest income on the subordinate MBS portfolio of $459,000 due to a decrease in the average balance of the portfolio from $13,300,000 for the nine months ended September 30, 2001 to $11,354,000 for the nine months ended September 30, 2002. The net effective interest rate on the average subordinate MBS portfolio decreased to 12.22% for the nine months ended September 30, 2002 from 17.35% for the same period in 2001 due to a shift to higher rated traunches within the portfolio. These decreases were offset by (iv) increased net interest income of $179,000 on the mortgage loan portfolio due to the recognition of previously unearned discount on mortgage loans that paid in full and (v) increased net interest income of $687,000 on our 1999-B securitization due to favorable market interest rates.

On a pro forma basis, net interest income increased to $4,852,000 for the nine months ended September 30, 2002 from $4,254,000 for the comparable prior year period. The $598,000 increase is due to nine months worth of net interest income recorded on a pro forma basis in 2002 attributable to trading activity that was conducted through HCP-2 and reduced Agency MBS activity conducted by the Company.


                                                       NET INTEREST INCOME
                                                      (dollars in thousands)

                                 THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------  --------------------------------------------------
                                   2002                     2001                      2002                   2001
                            -----------------------   ---------------------  ----------------------   -------------------------
                               NET        LOAN         NET        LOAN           NET       LOAN          NET          LOAN
                            INTEREST      LOSS        INTEREST    LOSS        INTEREST     LOSS        INTEREST       LOSS
                             INCOME    PROVISION      INCOME    PROVISION      INCOME    PROVISION      INCOME      PROVISION
                            ---------  ------------   -------  -----------   ---------  -----------   ----------    -----------

Mortgage loans                $   3      $   -         $   4      $   -         $  193     $    -        $    14       $    -

CMO collateral                  696         (38)         613         (59)        2,096        (128)        1,387          (193)

Agency MBS                       36          -           228          -            268          -            458            -

Private placement MBS           735         (69)         575         (86)        1,475        (100)        2,052          (395)

Other                            69          -           187          -            540          -            700            -
                            ---------  ------------   -------  -----------   ---------  -----------   ----------    -----------

Total net interest income   $ 1,539     $  (107)      $1,607     $  (145)      $ 4,572     $  (228)      $ 4,611       $  (588)
                           ==========  ===========  =========  ===========   =========  ===========   ==========    ===========


Our provision for loan losses decreased to $107,000 for the three months ended September 30, 2002 from $145,000 for the same period last year and to $228,000 for the nine months ended September 30, 2002 from $588,000 for the same period last year. The decreases for the three and nine months ended September 30, 2002 compared to similar periods last year were primarily as a result of sales of first-loss subordinate MBS and a reduction in the average balance of collateral for collateralized mortgage obligations. No adjustments were required on a pro forma basis because provision for loan losses relates solely to Hanover during these periods.

The results for the three and nine months ended September 30, 2002 included a gain on sale of mortgage assets of $480,000 and $1,385,000, respectively, compared to $671,000 and $2,524,000, respectively, for the same periods last year. During the three and nine months ended September 30, 2002, we sold approximately $1,925,000 and $8,786,000 principal balance of subordinate MBS, respectively, as compared to sales of $5,286,000 and $28,398,000, principal balance of subordinate MBS during the three and nine months ended September 30, 2001, respectively. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates solely to Hanover during these periods.

Revenues from loan brokering/trading increased to $1,618,000 for the three and nine months ended September 30, 2002, from $0 for the same periods in 2001. Revenues from due diligence increased to $1,306,000 for the three and nine months ended September 30, 2002 from $0 for the same periods in 2001. Revenues from assignment fees increased to $710,000 for the three and nine months ended September 30, 2002 from $0 for the same periods in 2001. In each case, this is because in periods prior to the consolidation of Hanover, HCP, HT and HCP-2 we did not separately record revenues attributable to HT, HCP or HCP-2, and all of the revenues listed in this paragraph are derived from the activities of HT and HCP.

Revenues from loan brokering/trading increased to $1,618,000 for the three months ended September 30, 2002, from $309,000 for the three months ended September 30, 2001 on a pro forma basis. This is primarily due to fees generated by whole loan sales represented by 7 transactions for 3 clients. Revenues from due diligence decreased to $1,306,000 for the three months ended September 30, 2002 from $1,538,000 on a pro forma basis for the same period in 2001, primarily due to a decrease in the size of contracts for the 2002 period as compared to the 2001 period. Revenues from assignment fees increased to $710,000 for the three months ended September 30, 2002 from $558,000 on a pro forma basis for the same period in 2001, primarily as a result of 2 large assignment contracts in the current period, as compared to no contracts of comparable size in the 2001 period.

On a pro forma basis, revenues from loan brokering/trading increased to $4,755,000 for the nine months ended September 30, 2002, from $1,904,000 for the nine months ended September 30, 2001. This is primarily attributable to revenue derived from a contract with the FDIC during 2002 and revenue generated by third quarter 2002 whole-loan sales. We cannot assure you that comparable contracts will be available in the future. Revenues from due diligence decreased to $3,385,000 for the nine months ended September 30, 2002 from $3,719,000 for the same period in 2001, primarily due to a change in our mix of business which resulted in fewer due diligence contracts. Revenues from assignment fees increased to $1,543,000 for the nine months ended September 30, 2002 from $587,000 for the same period in 2001, primarily because of 2 large assignment contracts.

These contracts account for 79% of the total assignment fees recognized to date. However, there can be no assurances made that we will be able to generate assignment fees comparable to those recorded for the nine months ended September 30, 2002.

Operating expenses for the three months ended September 30, 2002 were $4,698,000 compared to $1,136,000 as previously reported for the same period in 2001. Pro forma operating expenses for the three months ended September 30, 2001 were $4,432,000. Operating expenses for the nine months ended September 30, 2002 were $6,708,000 compared to $2,622,000 as previously reported for the same period in 2001. Pro forma operating expenses were $13,043,000 for the nine months ended September 30, 2002 compared to $11,598,000 for the same period last year on a pro forma basis. The biggest component of the increase, on a pro forma basis, was an increase in personnel expenses. Personnel expenses for the three and nine months ended September 30, 2002, on a pro forma basis, increased to $2,434,000 and $6,722,000, respectively, compared to, on a pro forma basis, $1,948,000 and $5,474,000, respectively, for the same periods last year. The increase in personnel expenses was primarily due to (i) a bonus accrual established for a pool of employees during the three and nine months ended September 30, 2002 that was established pursuant to existing contractual agreements; no such bonus accrual was established in 2001 and (ii) an increase in commission expense, relating to the increase in loan brokering/trading income, of $513,000 and $420,000 for the three and nine months ended September 30, 2002, respectively. The increase in personnel expense was partially offset by a decrease in legal and professional fees to $337,000 for the three months ended September 30, 2002 and $902,000 on a pro forma basis for the nine months ended September 30, 2002, from $529,000 and $1,043,000 on a pro forma basis for the same period last year. Legal and professional fees decreased for the three and nine months ended September 30, 2002 primarily due to non-recurring charges in 2001.

In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees of HDMF-I. In the first quarter of 2002, we invested an additional $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. In the third quarter of 2002, we invested an additional $1,524,000 in HDMF-I to fund the purchase price of an additional loan pool and received $1,072,000 in distributions from HDMF-I. For the three and nine months ended September 30, 2002, we recognized equity in income of $130,000 and $129,000, respectively. At September 30, 2002, we had a total capital contribution commitment of $5,820,000.

TAXABLE INCOME

Our taxable income for the quarter ended September 30, 2002 is estimated at $307,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income                                                                $ 1,506

           GAAP gain on sale                                                      (480)
           Tax gain on sale                                                        571
           Utilization of capital loss carryforward                               (571)
           Loss in subsidiaries not included in taxable income                     328
           Gain on mark to market of mortgage securities, net of
            associated hedge                                                      (688)
           Loan loss provision, net of realized losses                              20
           Tax amortization of net premiums on mortgages, CMO
              collateral and mortgage securities and interest accrual
              in excess of GAAP amortization and interest accrual                 (181)
           Deduction for tax for exercise of non-qualified stock options          (198)
                                                                               --------
Estimated taxable income                                                       $   307
                                                                               ========

 As a REIT, we are required to pay dividends amounting to 85% of each year's taxable ordinary income and 95% of the portion of each year's capital gain net income that is not taxed at the REIT level by the end of each calendar year and to have declared dividends amounting to 90% of our real estate investment trust taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Dividend payments for 2002 may represent a partial return of capital dividend to shareholders.

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

LIQUIDITY

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other sources of financing, including CMOs and real estate mortgage investment conduits. We consider our ability to generate cash to be adequate to meet operating requirements both short-term and long-term.

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

We had one committed reverse repurchase line of credit in place at September 30, 2002 and three uncommitted lines of credit. At September 30, 2002, we had available capacity to borrow $10 million under the committed line. Management may seek to add additional committed and uncommitted lines of credit in the future; there can be no assurance that such financing will be available on favorable terms.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $21,387,000 compared to net income of $4,210,000 for the same period in 2002. Sales of trading securities provided $61,184,000, partially offset by the purchase of trading securities of $40,636,000.

Net cash provided by investing activities amounted to $44,452,000 during the nine months ended September 30, 2002. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $38,180,000, (ii) proceeds from sale of mortgage assets of $6,270,000 and (iii) principal payments received on mortgage securities of $3,667,000. These proceeds were partially offset by additions to investments of $5,415,000.

Cash flows from financing activities used $64,946,000 during the nine months ended September 30, 2002. We made repayments on reverse repurchase agreements of $24,746,000 and on CMO borrowings of $37,791,000. Hanover also paid dividends of $3,091,000 and purchased an additional 15,666 shares of its common stock for $132,000 during the period. These payments were partially offset by proceeds from the exercise of stock options resulting in the issuance of 185,610 shares of common stock for $814,000.

CAPITAL RESOURCES

We regularly invest our capital in MBS through Hanover, our primary investment vehicle. We have also invested a limited amount of our capital in HT. From the inception of HT in May 1999 until September 30, 2002, we advanced $6,305,000 in the form of loans, and $104,000 in the form of intercompany advances, to HT. On July 1, 2002, we acquired 100% of the outstanding common stock of each of HT,

HCP and HCP-2; for periods ending after June 30, 2002, our financial statements will be consolidated with the financial statements of those entities. Although we have no immediate plans for a change in the ownership of HT, we continue to pursue third-party investments to address HT's future capitalized software budget and operating needs. If outside financing is not located, we will continue to be responsible for HT's capital and operating requirements, although we do not expect those needs to be substantial in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2002, we used certain derivative financial instruments as hedges of anticipated transactions relating to our mortgage securities.

We, from time to time, enter into interest rate hedge mechanisms (forward sales of Agency mortgage securities and futures contracts) to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and certain mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change.

At September 30, 2002, we had forward commitments to sell $4.5 million (par value) of Agency mortgage securities that had not yet settled. These forward commitments were entered into to partially hedge the expected sale of approximately $16.2 million principal balance of subordinate MBS classified as trading. At September 30, 2002, the fair value of the Company's one forward sale of Agency MBS was ($47,000).

At September 30, 2002, we had futures contracts with open trade equity of ($169,000). These futures contracts were entered into to partially hedge the expected sale of approximately $23.9 million principal balance of subordinate MBS classified as trading.

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

At September 30, 2002, we had the following interest rate caps in effect (dollars in thousands):



NOTIONAL AMOUNT           INDEX            STRIKE %       MATURITY DATE      ACCOUNTING DESIGNATION
---------------       -------------       ---------       -------------      -----------------------
   $ 11,000           3 Month LIBOR         7.695%        October 2003       Freestanding Derivative
     20,000           1 Month LIBOR         7.75%         August 2004        Freestanding Derivative
   --------
   $ 31,000
   ========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. At September 30, 2002, the fair value of the Company's interest rate caps was $3,000.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

At September 30, 2002, we owned $504,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by our equity investee HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase financing or with equity alone in certain instances. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase financing and the yield on the mortgage loans. Our reverse repurchase financing at September 30, 2002 was indexed to LIBOR plus a spread of 90 to 175 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. At September 30, 2002, we had a total of $6,187,000 of floating-rate reverse repurchase financing compared to $22,416,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. At September 30, 2002, we did not have any significant mortgage loans held for sale. The mortgage securities held for trading were hedged with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $79,806,000 of fixed-rate mortgage loans and $33,667,000 of adjustable-rate mortgage loans and $9,825,000 of mortgage securities at September 30, 2002. The primary financing for this asset category is the CMO debt of $113,314,000 and, to a much lesser extent, reverse repurchase agreements of $1,754,000. The reverse repurchase financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $20 million at September 30, 2002.

Mortgage Securities

At September 30, 2002, we owned certain fixed-rate private placement mortgage securities and certain interest-only and principal-only private placement mortgage securities with an aggregate carrying value of $18,279,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. The interest-only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest-only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date we are filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our SEC reports. However, we cannot assure you that our controls and procedures can prevent or detect all errors and all fraud. In addition, since any system of controls is based in part upon assumptions regarding future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to in subsection (a) above.

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

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

    (a)        Exhibits

               The exhibits listed on the Exhibit Index, which appears immediately following the signature and certification pages below, are included or incorporated by reference herein.

    (b)        Reports on Form 8-K

               We filed a current report on Form 8-K on July 16, 2002 announcing that we had acquired 100% of the outstanding common stock of HanoverTrade, Inc., Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. and revised the employment agreements and certain other compensation arrangements for certain executive officers.

               We filed a current report on Form 8-K/A on September 16, 2002 for the sole purpose of providing the required financial statements and information which were omitted (as permitted by Form 8-K) from the original Form 8-K filed on July 16, 2002.

               We filed a current report on Form 8-K on September 17, 2002 announcing that certain of our executive officers and directors established trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                       By: /s/ John A. Burchett
Dated: November 14, 2002                   ------------------------------
                                           John A. Burchett
                                           President and Chief Executive Officer
                                           Chairman of the Board of Directors



                                       By: /s/ J. Holly Loux
Dated: November 14, 2002                   ------------------------------
                                           J. Holly Loux
                                           Chief Financial Officer

CERTIFICATIONS

I, John A. Burchett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hanover Capital Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                     /s/ John A. Burchett
                                                     -----------------------
                                                     John A. Burchett
                                                     President and Chief
                                                     Executive Officer

I, J. Holly Loux, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hanover Capital Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                     /s/ J. Holly Loux
                                                     -----------------------
                                                     J. Holly Loux
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT        DESCRIPTION
 -------        -----------
 2.1(7)         Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett,
                Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

 3.1(8)         Amended Articles of Incorporation of Registrant, as amended

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

 10.26(1)       Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J.
                Ostendorf and Irma N. Tavares

 10.27(1)       Loan Agreement

 10.29(2) Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

 10.30(3)       Amendment Number One to Management Agreement, dated as of September 30, 1999



 EXHIBIT        DESCRIPTION
 -------        -----------
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

------------
  *  Filed herewith.

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

 (6) Incorporated herein by reference to Registrant's form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchanges Commission on April 2, 2001.

(7) Incorporated herein by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8) Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002.