Form 10-K
period 2002-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2003-03-28
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                 (732) 548-0101
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

            Title of Class            Name of Exchange on Which Registered
            --------------            ------------------------------------
             Common Stock
       $.01 Par Value per Share             American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|    No  |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                                                                  |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2002 was $36,409,425.

      The registrant had 4,534,402 shares of common stock outstanding as of March 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2003 Annual Stockholders' Meeting and Proxy Statement, to be filed within 120 days after the end of registrant's fiscal year, are incorporated by reference into Part III.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                             FORM 10-K ANNUAL REPORT

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

PART I                                                                                                             PAGE
                                                                                                                   ----
Item 1.   Business ..............................................................................................    3

Item 2.   Properties ............................................................................................   16

Item 3.   Legal Proceedings .....................................................................................   16

Item 4.   Submission of Matters to a Vote of Security Holders ...................................................   16

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .................................   17

Item 6.   Selected Financial Data ...............................................................................   18

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .................   19

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk .............................................   36

Item 8.   Financial Statements and Supplementary Data ...........................................................   38

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................   38

PART III

Item 10.  Directors and Executive Officers of the Registrant ....................................................   39

Item 11.  Executive Compensation ................................................................................   39

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........   39

Item 13.  Certain Relationships and Related Transactions ........................................................   39

Item 14.  Controls and Procedures ...............................................................................   39

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................................   40

Signatures ......................................................................................................   41

Certifications ..................................................................................................   42

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risk and uncertainty. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

GENERAL

Hanover Capital Mortgage Holdings, Inc., which we refer to as Hanover, was incorporated in Maryland on June 10, 1997. Hanover is a specialty finance company organized as a real estate investment trust, or REIT, pursuant to the Internal Revenue Code of 1986, as amended, which we refer to as the "Code." Hanover has two primary subsidiaries: Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms "we", "us", "our" or "the Company," we are referring to Hanover together with its consolidated and unconsolidated subsidiaries including HCP and HT.

We are engaged in three principal businesses, which are conducted through our three primary operating units: Hanover, HCP and HT. Hanover's principal business strategy is to invest in subordinate mortgage-backed securities, which we refer to as MBS, and mortgage loans for its own account, and, since 2001, for third parties. HCP's principal business strategy is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT's principal business strategy is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. As discussed below, on July 1, 2002, Hanover acquired 100% of the ownership interests in HCP and HT. We believe that our new consolidated financial reporting should also include segment information for each of Hanover, HCP and HT on a stand-alone basis. Note 16 to the consolidated financial statements attached to this Annual Report on Form 10-K includes financial information for each of our segments on a stand-alone basis.

Our principal business objective is to generate net interest income on our portfolio of mortgage securities and mortgage loans and to generate fee income through HCP, HT and third party asset-management contracts.

Our principal executive offices are located at 379 Thornall Street, Edison, New Jersey 08837.

CONSOLIDATION OF HANOVER, HCP AND HT

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of our Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and Hanover Capital Partners 2, Inc., which we refer to as HCP-2, a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover's status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of HT, HCP and HCP-2.

Hanover acquired the common shares of HT, HCP and HCP-2 from four of its directors who are also executive officers for $474,000, the price set by an independent appraiser.


HANOVER

General

Hanover's primary businesses are (1) to acquire and hold prime whole single-family mortgage loans which serve as collateral for collateralized mortgage obligations, which we refer to as CMOs, as well as subordinated single-family mortgage securities and other mortgage-related assets and (2) to generate fee income from its operating subsidiaries. "Subordinated" MBS bear all of the credit losses on the related pool of mortgage loans. In other words, any declines in the value of the pool of loans will erode the value of our subordinate interests before any losses accrue to the value of more senior interests in the pool. As a result, these securities bear much greater risk than the more senior tranches and are generally rated below investment grade by the major statistical rating organizations, such as Moody's Investors Service, Standard & Poor's Ratings Group or Fitch Investor Service.

We also act as an outside management company for real estate investment vehicles. In this capacity, we provide asset-management services, including due diligence and administrative responsibilities. Currently, we manage the investments of HDMF-I LLC, an entity that invests in sub- and non-performing single-family mortgage loans. Our primary objectives in forming HDMF-I were to earn a profit participation while also earning fee income from the related asset management contract. As of December 31, 2002, HDMF-I had received capital commitments of $18,500,000, including $5,820,000 committed by us. We are currently negotiating with institutional investors to increase the total capital commitments to HDMF-I, and we also intend to target other opportunities for us to manage assets for third parties under a similar structure; however, there can be no assurances that we will be successful in raising additional funds to manage.

We believe that our sales and due diligence organization and mortgage industry expertise give us advantages over other mortgage market participants. Prior to acquiring any subordinate MBS, we use our own resources and information provided by HCP to analyze the credit risk characteristics of these mortgage loan pools and, we believe, to price these securities more accurately than others in the market.

In the past, we invested directly in mortgage loans on our own behalf. We issued MBS secured by these loans, and retained the subordinate securities from these transactions. Although we may securitize additional pools of mortgage loans on our own in the future, our current strategy is to acquire and hold prime whole single-family mortgage loans which serve as collateral for CMOs, as well as subordinated single-family mortgage securities and other mortgage-related assets.

Trends and Recent Developments

Purchase and Sale of Subordinate MBS. As mentioned above, prior to 1999 we invested primarily in prime mortgage whole loans, which we subsequently securitized. When we securitized these mortgage whole loans, we retained a subordinate interest in the loans, which are referred to as subordinate MBS. Other issuers also create subordinate MBS that trade in organized markets. The market for subordinate MBS changed dramatically at the end of 1998 and in early 1999, resulting in a substantial buying opportunity for us. As a result of the change in relative pricing, we found that we could purchase subordinate MBS created by other entities at very attractive yields. Our costs to acquire subordinate MBS created by other issuers is substantially lower than the cost of creating our own subordinate MBS. As a result of the continued evolution of the markets in which we operate, we shifted our strategy in 1999 from a focus on securitizing seasoned mortgage whole loans to acquiring interests in third-party securitizations.

During 2002, we purchased thirty-seven subordinate MBS with an aggregate principal balance of $23,255,000 at a net purchase price of $12,909,000 and we sold twenty-four subordinate MBS with an aggregate principal balance of $16,322,000 at a net sales price of $13,777,000. The sale of subordinate MBS during 2002 was primarily in response to market conditions and, to a lesser extent, asset performance. However, given that we generally intend to hold our assets for the long-term, we do not anticipate that the sale of subordinate MBS will be a recurring source of income for us.

During 2002, we purchased MBS issued by agencies of the Federal Government, which we refer to as agency-issued MBS, with an aggregate principal balance of $29,994,000 at a net purchase price of $33,243,000. During 2002, we sold agency-issued MBS with an aggregate principal balance of $53,376,000 at a net sales price of $58,867,000. In the third quarter of 2002, we terminated our agency-issued MBS trading activity.

Current Portfolio Composition

At December 31, 2002, we had invested $112,969,000, or 72.5% of our total assets, in single-family mortgage loans classified as held for sale and collateral for CMOs, and $14,098,000, or 9.0%, of our total assets, in single-family MBS classified as available for sale, held to maturity or trading. The composition of mortgage loans and mortgage securities is described in detail in Notes 3 and 4 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

In 2002, we experienced $347,000 of mortgage loan losses on our mortgage loan portfolio (held for sale and collateral for CMOs), and $48,000 of losses on our MBS portfolio (available for sale, held to maturity and trading). We experienced $149,000 of mortgage loan losses during 2001 on our mortgage loan portfolio and $90,000 of losses on our MBS portfolio. We recorded a provision for anticipated credit losses of $393,000 and $709,000 in 2002 and 2001, respectively.

Generally, we intend to hold the mortgage loans and created mortgage securities on a long-term basis, so that we will earn returns over the lives of the mortgage loans and mortgage securities rather than from sales of the investments. However, we may sell mortgage securities from time to time depending on market conditions.

Securitization Activity

In June 2000, we issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The "Hanover 2000-A" CMO securities carry a fixed interest rate of 6.50%. The Hanover 2000-A securities were collateralized by $25,588,000 principal balance of the retained portions of our previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained MBS from Hanover 98-B at time of securitization.

Subordinate MBS Purchases

In analyzing subordinate MBS for purchase, we focus primarily on subordinated interests, which we refer to as tranches, in pools of prime whole single-family mortgage loans that do not fit into large conduits sponsored by government agencies such as the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA" or "Ginnie Mae"). Typically, loans fail to qualify for these programs because the principal balance of the mortgages exceeds the maximum amount permissible in a government agency guaranteed MBS.

The subordinate interests that we purchase are generally structured so that they will absorb the credit losses resulting from a specified pool of mortgages. Because these tranches could potentially absorb credit losses, the securities we purchase are generally either not rated or are rated below investment grade (generally "BB" or "B"), although the pools are usually collateralized by "A" quality mortgages originated by several of the largest non-government mortgage conduits in the market. These tranches are generally purchased at a substantial discount to their principal balance. This discount provides a cushion against potential future losses and, to the extent that losses on the mortgage loans are less than the discount, the discount provides a yield enhancement. A majority of our subordinate MBS acquired to date have paid interest at fixed rates.

We purchase subordinate MBS primarily from "Wall Street" dealer firms, although we are also attempting to develop direct relationships with the larger issuers of subordinate MBS. For the foreseeable future, we believe that there will be an adequate supply of subordinate MBS available in the market.

As of December 31, 2002, we had purchased since inception approximately $104,001,000 (principal balance) of subordinate MBS from third parties at an aggregate purchase price of $53,649,000. As of the same date, we had sold approximately $79,134,000 (principal balance) of such securities. At December 31, 2002, we owned $23,026,000 (principal balance) of subordinate MBS purchased from third parties, representing a subordinate interest in $5,756,230,000 of single-family mortgage loan pools. The aggregate carrying value of these MBS at December 31, 2002 was $12,966,000.

We are not dependent on any one source for subordinate MBS investments because there are a number of regular issuers of such securities. Note 5 to our audited consolidated financial statements included in this Annual Report on Form 10-K describes the concentration of our portfolio by issuer. Management believes that the loss of any single financial institution from which we purchase subordinate MBS would not have any detrimental effect on us. However, we cannot assure you that increased competition will not have a negative effect on the pricing of such investments.

HCP has a due diligence and consulting staff, located in Edison, New Jersey, consisting of approximately 19 full-time employees at December 31, 2002 and access to a part-time pool of employees in excess of 500. The due diligence staff contributes to the process of selecting and acquiring subordinate MBS by providing expertise in the analysis of many characteristics of the underlying single-family mortgage loans. Before we offer to purchase a subordinate MBS, HCP employees conduct an extensive investigation and evaluation of the loans collateralizing the security. This examination typically consists of analyzing the information made available by the seller, reviewing other relevant material that may be available, analyzing the underlying collateral (including reviewing our single-family mortgage loan database which contains, among other things, listings of property values and loan loss experience in local markets for similar assets) and, in certain instances, obtaining property-specific opinions of value from third parties. Our senior management determines the amount to be offered for the security using a proprietary stratification and pricing system which focuses on, among other things, rate, term, location, credit scores and types of the loans. We also review information on the local economy and real estate markets (including the amount of time and procedures legally required to foreclose on real property) where the loan collateral is located.

By examining the mortgage pool loan data, we estimate a prepayment speed based primarily upon the gross coupon rates and seasoning of the subject pool. We also determine a "base case" default scenario and several alternative scenarios based on the Public Securities Association's standard default assumption, which we refer to as SDA. The default scenarios reflect our estimate of the most likely range of potential losses on the underlying mortgage loans, taking into consideration the credit analysis described above.

After determination of a prepayment speed and a base case SDA, we model the pools' cash flow stream and calculate a proposed purchase price as the present value of the base case cash flow stream, discounted by the current market rate for securities with similar product type and credit characteristics. We then examine the yield of the security under various alternative SDAs and prepayment assumptions and, if necessary, adjust the proposed purchase price so that we will receive an acceptable yield under a variety of possible scenarios.

HANOVER CAPITAL PARTNERS LTD.

Through HCP, we provide due diligence and consulting services for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of loan sale advisory assignments, the underwriting of credit, analysis of loan documentation and collateral, analysis of the accuracy of the accounting for mortgage loans serviced by third party servicers, and the preparation of documentation to facilitate the transfer of mortgage loans. The due diligence analyses are performed on a loan-by-loan basis. Consulting services include loan sale advisory work for governmental agencies such as the Small Business Administration and the Federal Deposit Insurance Corporation as well as private sector financial institutions. HCP also performs due diligence on mortgage assets we acquire, and owns a licensed mortgage banker, Hanover Capital Mortgage Corporation, which we refer to as HCMC and a licensed broker-dealer, Hanover Capital Securities, Inc., which we refer to as HCS. Neither of these companies currently conducts any material ongoing business.

In January 2000, HCP hired all of the former management of Document Management Network, Inc., to continue as the Assignment Division of HCP. The Assignment Division provides mortgage assignment services for many of the customers serviced by HCP. Whenever an institution purchases a mortgage loan in the secondary market, the purchaser is required to submit paperwork (called an "assignment of mortgage") to the local county or city jurisdiction in which the mortgaged property is located in order to record the new institution's interest in the mortgaged property. The Assignment Division employees prepare and process this paperwork for third party institutions.

During 2002, HCP's assignment and due diligence fees accounted for 27% of our total consolidated revenues. For the year ended December 31, 2002, three of HCP's customers accounted for 49% in the aggregate of its total revenue.

HANOVERTRADE, INC.

Through HT, we conduct loan brokering and trading, and loan sale advisory services. HT operates an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and performs loan sale advisory services for third parties. HT was incorporated on May 28, 1999. In the third quarter of 2000, the loan brokering and trading activities of HCP were combined with the HT activities. HT officially launched its web site on October 29, 2000.

In January 2001, HT hired all of the former employees and acquired all of the assets of Pamex Capital Partners, LLC. Prior to its acquisition, Pamex was a traditional broker of pools of mortgage loans and consumer loans. With the acquisition of Pamex, subsequent reassignments and new hires, at December 31, 2002, HT had 11 full-time salespeople. These salespeople attempt to maintain regular contact with all of the major buyers and sellers of mortgage and consumer prime whole loans.

HT facilitates the sale of pools of mortgage loans, consumer loans and commercial mortgage loans to institutional purchasers. HT arranges for such sales through its web site as well as through more traditional channels, including telephone contact and e-mail. To assist in the sales process of these pools, HT may prepare marketing materials and marketing analyses for sellers of pools.

During 2002, HT's loan brokering, trading and advisory services, taken together, accounted for 17% of our total consolidated revenues. In that year, two of HT's customers individually accounted for 66% and 24% of HT's total accounts receivable, and one customer accounted for 49% of HT's total revenues. HT's contract with the Federal Deposit Insurance Corporation, which was the customer contributing 49% of HT's total revenues, ended in April 2002. Although the FDIC from time to time retains HT to perform additional advisory services related to that original contract, we cannot assure you that HT will be able to obtain additional engagements that will maintain the level of revenues generated by the FDIC contract.

FINANCING

General

Until we can arrange for long-term financing, we initially finance purchases of mortgage-related assets with equity and short-term borrowings through reverse repurchase agreements. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to secure the financing will immediately be pledged to secure a new reverse repurchase agreement or some form of long-term financing. At December 31, 2002, we had one established committed reverse repurchase agreement line of credit with available capacity to borrow $10 million. In addition, we had four uncommitted reverse repurchase agreement lines of credit.

Reverse Repurchase Agreements

A reverse repurchase agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage assets as collateral to secure a short-term loan. Generally, the other party to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the reverse repurchase agreement, we repay the loan and reclaim our collateral. Under reverse repurchase agreements, we generally retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.

Some of our reverse repurchase agreements may qualify for special treatment under the United States Bankruptcy Code in the event we become bankrupt or insolvent, which permits the creditor to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under the Bankruptcy Code, to repudiate the contract, and our claim against the lender for damages may be treated as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our mortgage assets under a reverse repurchase agreement or to be compensated for damages resulting from the lender's insolvency may be limited by those laws. The effect of these various statutes is, among other things, that a bankrupt lender, or its conservator or receiver, may be permitted to repudiate or disaffirm its reverse repurchase agreements, and our claim against the bankrupt lender may be treated as an unsecured claim. Should this occur, our claims would be subject to significant delay and, if and when paid, could be in an amount substantially less than the damages we actually suffered.

To reduce our exposure to the credit risk of reverse repurchase agreements, we enter into such arrangements with several different parties. We monitor our exposure to the financial condition of our reverse repurchase lenders on a regular basis, including the percentage of our mortgage securities that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, we cannot assure you that we will be able to avoid such third party risks.

Our reverse repurchase borrowings bear short-term (one year or less) fixed interest rates indexed to LIBOR plus a spread of 40 to 200 basis points depending on the credit of the related mortgage assets. In the event the market value of existing collateral declines, which could occur in dramatically rising interest-rate markets, we could be required to pledge additional collateral to the loan, or to sell assets to reduce the borrowings.

CAPITAL ALLOCATION GUIDELINES (CAG)

We have adopted capital allocation guidelines, which we refer to as CAG, to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of our Board of Directors. The CAG are intended to keep our leverage balanced by (i) matching the amount of leverage to the riskiness (return and liquidity) of each investment and (ii) monitoring the credit and prepayment performance of each investment to adjust the required capital. This analysis takes into account our various hedging and other risk containment programs discussed below.

Lenders generally require us to deduct a minimum fixed percentage from the mortgage asset to determine the value of the asset for lending purposes. There is some variation in haircut levels among lenders from time to time. From the lender's perspective, the haircut is a cushion to provide additional protection if the value of or cash flow from an asset pool declines. The size of the haircut depends on the liquidity and price volatility of each investment. Agency-issued securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. On the other extreme, securities rated below "AAA" and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency-issued securities, which results in a lender requiring a larger haircut (5% to 50% depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 3% and 5% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 5% due to other attributes of the pool, including delinquencies, aging and liens.

Implementation of the CAG -- Mark to Market Accounting

Each quarter, for financial management and accounting purposes, we undertake a valuation activity known as "mark to market." This process consists of (i) valuing our investments acquired in the secondary market, and (ii) valuing our non-security investments, such as retained interests in securitizations. To value our investments acquired in the secondary market, we obtain benchmark market quotes from traders who make markets in securities similar in nature to our investments. We then adjust for the difference in pricing between securities and whole loan pools. We calculate the market values of our retained interests in securitizations using market assumptions for losses, prepayments and discount rates.

We subtract the face amount of the financing used for the securities and retained interests from the current market value of the mortgage assets to obtain the current market value of our equity positions. We then compare this value to the required capital as determined by our CAG. If our actual equity falls below the capital required by our guidelines, we must prepare a plan to bring the actual capital above the level required.

Periodically, management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and our ability to predict or hedge the risk of the investments.

As a result of these procedures, the leverage of the balance sheet will change with the performance of our investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to help maintain the maximum acceptable leverage (and earnings) while protecting our capital base. We can give you no assurance that the CAG will successfully protect our capital.

RISK MANAGEMENT

We believe that our portfolio income is subject to three primary risks: credit risk, interest rate risk and prepayment risk. Although we believe we have developed a cost-effective asset/liability management program to provide a level of protection against credit, interest rate and prepayment risks, no strategy can completely insulate us from the effects of credit risk, interest rate changes, prepayments and defaults by counterparties. Further, certain of the Federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to fully hedge our risks.

Credit Risk Management

We attempt to reduce credit risk by (i) reviewing each MBS or mortgage loan prior to purchase to ensure that it meets our guidelines; (ii) employing early intervention, aggressive collection and loss mitigation techniques; (iii) maintaining appropriate capital and reserve levels; and (iv) obtaining representations and warranties, to the extent possible, from originators. Although we do not set specific geographic diversification requirements, we monitor the geographic dispersion of the mortgage loans and make decisions on a portfolio-by-portfolio basis about adding to specific concentrations. By diversifying our portfolio across geographic regions, we mitigate the negative effects on our portfolio of adverse economic conditions in particular regions.

In the past, we invested directly in mortgage loans on our own behalf. We generally purchased prime single-family mortgage loans in bulk pools of $2 million to $100 million. The credit underwriting process varied depending on the pool characteristics, including seasoning, loan-to-value ratios and payment histories. For a new pool of single-family mortgage loans, a full due diligence review was undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation was obtained. The bulk of the work was performed by employees in the due diligence operations of HCP. Depending on market conditions, we might decide to undertake this business activity again in the future.

Interest Rate Risk Management

We generally attempt to hedge interest rate risks associated with all our investments, other than assets held as collateral for CMOs. Our primary method of addressing interest rate risk on our mortgage loans is by securitizing mortgage loans with CMOs or through real estate mortgage investment conduits, or "REMICs", both of which are designed to provide long-term financing while maintaining a consistent spread in a variety of interest-rate environments. As a result, we believe that our primary interest rate risk relates to fixed-rate MBS and mortgage loans that we finance with reverse repurchase agreements.

A variety of hedging instruments may be used, depending on the asset or liability to be hedged and the relative price of the various hedging instruments. Possible hedging instruments include forward sales of mortgage securities, interest rate futures or options, interest rate swaps, and caps and floor agreements. Mortgage loans held as collateral for CMOs are generally financed in a manner intended to maintain a consistent spread in a variety of interest rate environments and therefore are not hedged.

In particular, we may purchase interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our mortgage assets during a period of rising interest rates. Subject to compliance with Federal income tax laws limiting the operations of a REIT, we generally hedge as much of the interest rate risk as management determines is reasonable, given the cost of such hedging transactions and other factors.

As discussed above, we may use a variety of instruments in our hedging program. Two examples of strategies we currently use are interest rate caps and short sales of so-called "TBA" securities. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. We enter into interest rate hedge mechanisms (interest rate caps) to manage our interest rate exposure on certain reverse repurchase financing. "TBA" securities (which stands for "to be announced") are commitments to deliver mortgage securities which have not yet been created. When we sell a TBA security short, we ordinarily cover the short sale within a month by agreeing to buy a similar TBA security. We then sell another TBA security and cover that sale in the following month and so on. The changes in market prices from such short sales are intended to offset changes in interest rates that could offset either the market price or the net interest margin earned on our mortgage securities. We may also use, but as yet have not used, mortgage derivative securities. Mortgage derivative securities can be used as effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and to decrease as interest rates decline. We will limit our purchases of mortgage derivative securities to investments that meet REIT requirements. To a lesser extent, we may also enter into, but again have not entered into, interest rate swap agreements, financial futures contracts and options on financial futures contracts, and forward contracts. However, we will not invest in these instruments unless we can do so without falling under the registration requirements of the Commodity Exchange Act or otherwise violating the provisions of that Act. The REIT rules may restrict our ability to purchase certain instruments and employ other strategies. In all our hedging transactions, we deal only with counterparties that we believe are sound credit risks.

- Costs and Limitations

We believe that we have implemented a cost-effective hedging policy to provide an adequate level of protection against interest rate risks. However, maintaining an effective hedging strategy is complex, and no hedging strategy can completely insulate us from interest rate risks. Moreover, as noted above, certain REIT rules may limit our ability to fully hedge our interest rate risks. We monitor carefully, and may have to limit, hedging strategies to assure that we do not violate REIT rules, which could result in disqualification and/or payment of penalties.

In addition, hedging involves transaction and other costs, which can increase dramatically as the period covered by the hedge increases and also can increase in periods of rising and fluctuating interest rates. Therefore, we may be prevented from effectively hedging interest rate risks without significantly reducing our return on equity.

Prepayment Risk Management

Our senior management monitors prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

REGULATION

Although HCMC does not currently originate mortgage loans, HCMC continues to service one loan. In addition, HCMC's activities are subject to the rules and regulations of HUD. Mortgage operations also may be subject to applicable state usury and collection statutes.

HCS is a registered broker/dealer with the Securities and Exchange Commission. During 2002, Pamex Securities, LLC, a wholly-owned subsidiary of HanoverTrade, Inc, withdrew from the Securities and Exchange Commission as a registered broker/dealer.

COMPETITION

We compete with a variety of institutional investors for the acquisition of mortgage-related assets that we deem attractive. These investors include other REITs, investment banking firms, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in mortgage-related assets and other investment assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. While there is generally a broad supply of liquid mortgage securities for companies like us to purchase, we cannot assure you that we will always be successful in acquiring mortgage-related assets that we deem most suitable for us, because of the number of other investors competing for the purchase of these securities.

EMPLOYEES

We had 57 employees at December 31, 2002 with 9, 19 and 29 employees devoting their time to Hanover, HCP and HT, respectively. Hanover engages the services of HCP to provide management expertise, product sourcing, due diligence support, and general and administrative services to assist Hanover in accomplishing its business objectives. HCP periodically hires additional individuals on a temporary basis for due diligence and consulting engagements from a pool of approximately 500 individuals. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of the employees are subject to collective bargaining agreements.

TRADEMARKS

HCP owns two trademarks that have been registered with the United States Patent and Trademark Office, one which expires in the year 2003 and the other expires in 2004. HT owns one registered trademark which expires in 2007, has one trademark pending and is in the process of registering one trademark with the United States Patent and Trademark Office. HT also filed a patent application in 2001 in connection with its trading web site and approval of the patent is pending.

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

FEDERAL INCOME TAX CONSIDERATIONS

General

We have elected to be treated as a Real Estate Investment Trust, or REIT, for Federal income tax purposes, pursuant to the Code. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

REITs currently enjoy a competitive advantage over regular C corporations in that their distributed earnings are taxed only once, whereas a regular C corporation's distributed earnings are generally taxed twice. The President has submitted a legislative proposal to Congress involving a dividend exclusion for distributions of earnings that have been subjected to corporate level tax. If enacted, the proposal might eliminate, or at least reduce, REITs' current competitive advantage.

Requirements for Qualification as a REIT

To qualify for income tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

- Ownership of Common Stock

For all taxable years after its first taxable year, Hanover's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of Hanover's capital stock may be owned directly or indirectly by five or fewer individuals, taking into account complex attribution of ownership rules. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REIT's shares (if Hanover has 200 or fewer shareholders of record, from persons holding 0.5% or more of Hanover's outstanding shares of capital stock) regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use (and does use) the calendar year as its taxable year for income tax reporting purposes.

- Nature of Assets

On the last day of each calendar quarter, Hanover must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Hanover's assets must consist of mortgage loans, certain interests in mortgage loans, real estate, certain interests in real estate, shares (or transferable certificates of beneficial interest) in another REIT, government securities, cash and cash items (the foregoing, "Qualified REIT Assets"). Hanover expects that substantially all of its assets will continue to be Qualified REIT
Assets. Second, not more than 25% of Hanover's assets may consist of securities that are not Qualified REIT Assets. Third, except as noted below, investments in securities that are not Qualified REIT Assets are further limited as follows: (i) not more than 20% of the value of Hanover's total assets can be represented by securities of one of more Taxable REIT Subsidiaries (as defined below), (ii) the value of any one issuer's securities may not exceed 5% by value of Hanover's total assets, (iii) Hanover may not own securities possessing more than 10% of the total voting power of any one issuer's outstanding voting securities, and (iv) Hanover may not own securities having a value of more than 10% of the total value of any one issuer's outstanding securities. Clauses (ii), (iii) and (iv) of the third asset test do not apply to securities of a Taxable REIT Subsidiary. A "Taxable REIT Subsidiary" is any corporation in which a REIT owns stock, directly or indirectly, if the REIT and such corporation jointly elect to treat such corporation as a Taxable REIT Subsidiary. The amount of debt and rental payments from a Taxable REIT Subsidiary to a REIT are limited to ensure that a Taxable REIT Subsidiary is subject to an appropriate level of corporate tax.

Pursuant to its compliance guidelines, Hanover intends to monitor closely the purchase and holding of its assets in order to comply with the above asset tests.

- Sources of Income

Hanover must meet the following two separate income-based tests each year:

1. 75% INCOME TEST. At least 75% of Hanover's gross income for the taxable year must be derived from certain real estate sources including interest on obligations secured by mortgages on real property or interests in real property. Certain temporary investment income will also qualify under the 75% income test. The investments that Hanover has made and expects to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. 95% INCOME TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of Hanover's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. Hanover intends to limit substantially all of the assets that it acquires to assets that can be expected to produce income that qualifies under the 75% Income Test. Hanover's policy to maintain REIT status may limit the types of assets, including hedging contracts and other securities, that Hanover otherwise might acquire.

- Distributions

Hanover must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 90% of its taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain "excess noncash income." Hanover intends to make distributions to its shareholders in sufficient amounts to meet this 90% distribution requirement.

If it fails to distribute to its shareholders with respect to each calendar year at least the sum of (i) 85% of its REIT ordinary income of the year, (ii) 95% of its REIT capital gain net income for the year, and (iii) any undistributed taxable income from prior years, Hanover will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

State Income Taxation

The REIT files corporate income tax returns in various states. These states treat the income of the REIT in a similar manner as for Federal income tax purposes. Certain state income tax laws with respect to REITs are not necessarily the same as Federal law. Thus, differences in state income taxation as compared to Federal income taxation may exist in the future. The REIT is subject to a New Jersey gross receipts tax (Alternative Minimum Assessment).

Taxation of Hanover's Shareholders

For any taxable year in which Hanover is treated as a REIT for Federal income tax purposes, amounts distributed by Hanover to its shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for Federal income tax purposes unless properly designated by Hanover as capital gain dividends. Dividends declared during the last quarter of a calendar year and actually paid during January of the immediately following calender year are generally treated as if received by the shareholders on December 31 of the calendar year during which they were declared. Hanover's distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of Hanover's net operating losses or capital losses. If Hanover designates one or more dividends, or parts thereof, as a capital gain dividend in a written notice to the shareholders, the shareholders shall treat as long-term capital gain the lesser of (i) the aggregate amount so designated for the taxable year or (ii) Hanover's net capital gain for the taxable year. Each shareholder will include in his long-term capital gains for the taxable year such amount of Hanover's undistributed as well as distributed net capital gain, if any, for the taxable year as is designated by Hanover in a written notice. Hanover will be subject to a corporate level tax on such undistributed gain and the shareholder will be deemed to have paid as an income tax for the taxable year his distributive share of the tax paid by Hanover on the undistributed gain.

Any loss on the sale or exchange of shares of Hanover's common stock held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (or undistributed capital gain included) with respect to the common stock held by such shareholder.

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

ITEM 2. PROPERTIES

Our operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

                                                     OFFICE        CURRENT
                                                     SPACE          ANNUAL        EXPIRATION
     LOCATION                    SEGMENT            (SQ. FT.)       RENTAL            DATE                     OFFICE USE
-----------------------    -------------------     ----------      --------      --------------        --------------------------
Edison, New Jersey          HanoverTrade, Inc.        5,200        $137,800        April 2005          Executive, Administration,
                           and Hanover Capital                                                           Accounting, Marketing,
                            Mortgage Holdings,                                                           Investment Operations,
                                   Inc.                                                                  Mortgage Loan Servicing

Edison, New Jersey           Hanover Capital          9,724         160,932        April 2005                Administration,
                              Partners Ltd.                                                             Due Diligence Operations,
                                                                                                          Assignment Operations

New York, New York           Hanover Capital          1,000          39,444      September 2007        Executive, Administration,
                            Mortgage Holdings,                                                            Investment Operations
                                   Inc.

Ft. Lauderdale, Florida     HanoverTrade, Inc.          875          24,579        April 2003                   Marketing

Jacksonville, Florida       HanoverTrade, Inc.          470          18,000       November 2003            Technology Support

Chicago, Illinois           HanoverTrade, Inc.        1,151          24,123       January 2004                  Marketing

Alpharetta, Georgia         HanoverTrade, Inc.          160          14,700       January 2004                  Marketing

St. Paul, Minnesota          Hanover Capital            168          11,340      Month to Month                 Marketing
                              Partners Ltd.
                                                   ----------   ------------
           Total                                     18,748        $430,918
                                                   ==========   ============


We believe that these facilities are adequate for our foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates are available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is traded on the American Stock Exchange under the trading symbol HCM. As of March 1, 2003, 4,534,402 shares of our common stock were issued and outstanding, held by 50 holders of record and approximately 2,300 beneficial owners.

      The following table sets forth, for the periods indicated, the high, low and closing sales price of our common stock as reported on the American Stock Exchange in 2001 and 2002.

                                                                        COMMON STOCK
                                                                        ------------
                                                          High              Low              Close
                                                          ----              ---              -----
        Quarter Ended March 31, 2001                      7.11              5.13              6.50
        Quarter Ended June 30, 2001                       7.85              6.30              7.00
        Quarter Ended September 30, 2001                  7.50              6.51              6.55
        Quarter Ended December 31, 2001                   8.15              6.55              8.00
        Quarter Ended March 31, 2002                      8.65              7.25              8.65
        Quarter Ended June 30, 2002                      10.10              8.15              8.18
        Quarter Ended September 30, 2002                  8.60              7.15              7.30
        Quarter Ended December 31, 2002                   7.75              6.09              7.04


        The following table sets forth, for the periods indicated, dividends declared on our common stock for each quarter for the two most recent fiscal years:

                                                   PER-SHARE
                                                   DIVIDENDS
                                                   DECLARED
                                                   --------
        Quarter Ended March 31, 2001                 $0.20
        Quarter Ended June 30, 2001                  $0.20
        Quarter Ended September 30, 2001             $0.20
        Quarter Ended December 31, 2001              $0.20
        Quarter Ended March 31, 2002                 $0.25
        Quarter Ended June 30, 2002                  $0.25
        Quarter Ended September 30, 2002             $0.25
        Quarter Ended December 31, 2002              $0.25


        We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. To the extent that we record capital gain income in future years, this income does not need to be distributed as dividends to shareholders to the extent of unutilized capital losses recorded (more than $8,678,000 as of December 31, 2002). These capital losses expire at the end of the year 2003. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

        (b) Item 201(d)

        See Part III, Item 12 hereof.

        (c) On July 1, 2002, we cancelled outstanding options that had been issued under our 1997 Executive and Non-Employee Stock Option Plan in connection with our initial public offering. The cancelled options had an exercise price of $15.75 per share, were exercisable for an aggregate of 80,160 shares of our common stock, and were subject to vest based on our achievement of certain performance targets based on increases in the market value of our common stock over our initial offering price. None of the targets were met within the available vesting period, so none of the original options ever vested. To replace these cancelled options we granted new options, exercisable for an aggregate of 80,160 shares of our common stock at an exercise price of $15.75 per share, to the following executive officers: John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares. These option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The replacement options are subject to performance-based vesting similar to the cancelled options, but the vesting period has been extended until 2007 and the performance targets were adjusted to relate to increases in the market price of our common stock as compared to the market price on July 1, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data):

STATEMENT OF OPERATIONS HIGHLIGHTS                                             Years Ended December 31,
                                                        -------------------------------------------------------------------
                                                            2002         2001          2000          1999           1998
                                                        -----------   -----------   -----------   -----------   -----------
Net interest income                                     $     6,092   $     6,269   $     6,663   $     4,408   $     6,623
Loan loss provision                                            (393)         (709)         (875)         (446)         (356)
Gain (loss) on sale and mark to market of
  mortgage assets                                             3,462         4,533         1,250        (4,146)       (5,704)
Loan brokering/trading, due diligence fees and other          6,594           (28)           --        (1,685)           --
Provision for loss on unconsolidated subsidiary                  --            --            --        (4,793)           --
                                                        -----------   -----------   -----------   -----------   -----------
     Total revenue (loss)                                    15,755        10,065         7,038        (6,662)          563
Expenses                                                     11,473         3,696         3,136         4,191         4,064
                                                        -----------   -----------   -----------   -----------   -----------
     Operating income (loss)                                  4,282         6,369         3,902       (10,853)       (3,501)
                                                        -----------   -----------   -----------   -----------   -----------
Equity in income (loss) of unconsolidated subsidiaries
    Hanover Capital Partners Ltd.                               112            43           455          (443)       (1,039)
    HanoverTrade, Inc.                                          655        (3,263)       (1,495)          (31)           --
    HDMF-I LLC                                                  157           (35)           --            --            --
    Hanover Capital Partners 2, Inc.                            (19)           --            --        (1,300)         (394)
                                                        -----------   -----------   -----------   -----------   -----------
                                                                905        (3,255)       (1,040)       (1,774)       (1,433)
                                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before income tax provision (benefit)           5,187         3,114         2,862       (12,627)       (4,934)
  and cumulative effect of adoption of SFAS 133
Income tax provision                                             49            --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of                     5,138         3,114         2,862       (12,627)       (4,934)
  adoption of SFAS 133
Cumulative effect of adoption of SFAS 133                        --            46            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------
Net income (loss)                                       $     5,138   $     3,160   $     2,862   $   (12,627)  $    (4,934)
                                                        ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per share                         $      1.16   $      0.74   $      0.56   $     (2.12)  $     (0.77)
                                                        ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per share                       $      1.15   $      0.73   $      0.56   $     (2.12)  $     (0.77)
                                                        ===========   ===========   ===========   ===========   ===========
Dividends declared per share                            $      1.00   $      0.80   $      0.66   $      0.50   $      0.70
                                                        ===========   ===========   ===========   ===========   ===========

BALANCE SHEET HIGHLIGHTS                                                             December 31,
                                                        -------------------------------------------------------------------
                                                            2002          2001          2000          1999          1998
                                                        -----------   -----------   -----------   -----------   -----------
Mortgage loans                                          $   103,164   $   154,273   $   212,247   $   270,084   $   407,994
Mortgage securities                                          23,903        51,183        35,723        62,686        78,478
Cash and cash equivalents                                    10,605         8,946         9,958        18,022        11,837
Other assets                                                 18,199        15,105        14,681        14,842        17,861
                                                        -----------   -----------   -----------   -----------   -----------
     Total assets                                       $   155,871   $   229,507   $   272,609   $   365,634   $   516,170
                                                        ===========   ===========   ===========   ===========   ===========

Reverse repurchase agreements                           $     6,283   $    33,338   $    14,760   $    55,722   $   370,090
CMO borrowing                                               102,589       151,096       210,374       254,963        77,305
Other liabilities                                             3,935         3,532         3,451         4,443         2,995
                                                        -----------   -----------   -----------   -----------   -----------
     Total liabilities                                      112,807       187,966       228,585       315,128       450,390

Stockholders' equity                                         43,064        41,541        44,024        50,506        65,780
                                                        -----------   -----------   -----------   -----------   -----------
     Total liabilities and stockholders' equity         $   155,871   $   229,507   $   272,609   $   365,634   $   516,170
                                                        ===========   ===========   ===========   ===========   ===========
Number of common shares outstanding                       4,474,222     4,275,676     4,322,944     5,826,899     6,321,899
                                                        ===========   ===========   ===========   ===========   ===========
Book value per common share                             $      9.62   $      9.72   $     10.18   $      8.67   $     10.41
                                                        ===========   ===========   ===========   ===========   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "assumes," "will," or other similar expressions; and also including, without limitation, the following: our business strategy; market trends and risks; statements regarding our continuing ability to target, price and acquire MBS or mortgage loans; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; our decision to invest in higher-risk subordinated tranches; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of the master reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; the adequacy of our leased offfice space; our ability to locate additional funds for HDMF-I; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information-systems technology; potential declines in our ability to locate and acquire desirable mortgage assets; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors," and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a specialty finance company organized in June 1997 as a REIT. At December 31, 2002, we had two principal consolidated subsidiaries, Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms "we", "us", "our" or "the Company," we are referring to our company and its consolidated and unconsolidated subsidiaries taken as a whole. To provide more meaningful disclosure, we occasionally wish to report information regarding only our REIT entity without reference to any of its subsidiaries. In those instances, we refer to the REIT entity as "Hanover."

Hanover's principal business strategy is to invest in mortgage-backed securities, which we refer to as MBS, and, to a lesser extent, mortgage loans and to earn net interest income on these investments. HCP's principal business strategy is to generate consulting and other fee income by performing loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT's principal business strategy is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the art technologies supported by experienced valuation, operations and trading professionals. In addition to trading assets, HT provides a full range of asset valuation, analysis and marketing services for: performing, sub-performing and non-performing assets; whole loans and participations; Community Reinvestment Act loans; and mortgage servicing rights. In addition, Hanover has an equity interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its taxable earnings to its stockholders and maintains its qualification as a REIT. Hanover's taxable affiliates, however, are subject to Federal and state income tax. Hanover has engaged HCP to render due diligence, asset management and administrative services pursuant to a Management Agreement.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used in preparation of our financial statements are more fully described in Note 2 to our consolidated financial statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our consolidated financial statements:

MORTGAGE SECURITIES - Our mortgage securities are designated as either available for sale, trading or held to maturity. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Mortgage securities designated as trading are reported at fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings. Mortgage securities classified as held to maturity are carried at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. Because our assets are generally not traded on a national securities exchange or national automated quotation system and prices are therefore not readily ascertainable, complex cash flow modeling is performed in determining their fair value. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. In using cash-flow analysis to determine fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. As a result, a high degree of judgment is required in estimating the assumptions used in the cash flow analysis. Should the estimates used by management be inaccurate, our net interest income could be materially affected.

LOAN LOSS ALLOWANCE - We maintain a loan loss allowance for our subordinate MBS and collateral for collateralized mortgage obligations, or CMOs. We monitor the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage security is deemed to be other than temporary, reduce the carrying value of the related mortgage security to fair value. Our loan loss provision is based on our assessment of numerous factors affecting our portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. Loan loss provision estimates are reviewed periodically and adjustments are reported in earnings when they become known. Should our estimates be inaccurate, our loan loss provision could be materially affected which could result in unexpected gains or losses from future sales of such assets.

EQUITY INVESTMENTS - Hanover records its investment in HDMF-I LLC, which we refer to as HDMF-I, on the equity method. Accordingly, Hanover records its proportionate share of the earnings or losses of HDMF-I. This presentation, while required under accounting principles generally accepted in the United States of America, does not present the assets and liabilities of HDMF-I on our balance sheet. In addition, the residual equity that Hanover does not own remains "off balance sheet."

REVENUE RECOGNITION - HCP recognizes revenue from due diligence contracts in progress as they are earned. To calculate what percentage of the total revenue of a contract has been earned, management must make estimates. Estimates, by their nature, are based on judgment and available information. Actual results could differ from estimates. As the majority of HCP's revenue relates to services performed, such estimates may include the amount of time spent by individuals in consideration of the aggregate amount of time required to complete the contract, the evaluation of both quantitative and qualitative criteria as agreed to and maintained in the contract and possibly regulations set forth by the government should the contract be with an agency of the Federal government.

HT recognizes revenues from loan sale advisory and trading when the transactions close and fees are earned and billed. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded. HT's billing of fees relating to a transaction occurs concurrently with the closing and funding.

We utilize guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 draws on existing accounting rules with respect to the basic criteria that must be met before revenue can be recorded. SAB 101 further explains how those rules apply. We have reviewed the guidance in SAB 101 and believe we are in compliance with SAB 101. However, if management's estimates are incorrect, or if we are not applying SAB 101 as intended, the results of operations could be materially affected.

INCOME TAXES - Hanover has elected to be taxed as a REIT and intends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Accordingly, Hanover will not be subject to Federal or state income tax on net income that is currently distributed to stockholders to the extent that its annual distributions to stockholders are equal to at least 90% of its taxable income and as long as certain asset, income and stock ownership tests are met. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover's after-tax cash available for distribution to its stockholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code.

RESULTS OF OPERATIONS

In our description of financial results presented below, we use the term "Hanover" to refer to Hanover Capital Mortgage Holdings, Inc. as a separate entity. Hanover has two primary operating subsidiaries: Hanover Capital Partners Ltd., which we refer to as "HCP", and HanoverTrade, Inc., which we refer to as "HT". When we use the terms "we", "us", or "our", we are referring to Hanover together with its consolidated and unconsolidated subsidiaries. The term "CMO" refers to collateralized mortgage obligations, in which financing is obtained in exchange for a pledge of mortgages, or pools of mortgages, as collateral. We use the term "MBS" to refer to mortgage-backed securities.

On July 1, 2002, Hanover acquired 100% of the outstanding capital stock of each of HT, HCP, and Hanover Capital Partners 2, Inc., which we refer to as HCP-2. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of these entities. Prior to July 1, 2002, the financial results for these three entities appeared in our financial statements as a single line-item under "equity in income or loss of unconsolidated subsidiaries." Due to the stock purchase, for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of those entities. This means that the financial results for these three entities, whether positive or negative, will appear throughout our financial statements as applicable, rather than in a single line-item. To assist you in evaluating the effect of the stock purchase on our financial results, our discussion below sometimes includes information regarding both "previously reported" and "pro forma" financial results. "Previously reported" financial results provide the actual results for the periods presented, which means that they do not give effect to the stock purchase for any periods prior to July 1, 2002. "Pro forma" financial results provide financial information for the periods shown as if the stock purchase of HT, HCP and HCP-2 had been completed as of January 1, 2001 for statement of income purposes. "Pro forma" financial information is presented for illustrative purposes only. Pro forma information is not necessarily indicative of the financial position or results of operations that would have been reported had the acquisition occurred on January 1, 2001, and these presentations do not necessarily indicate the future financial position or results of operations.

The following table presents the consolidated results of operations as previously reported for 2002, 2001 and 2000 and pro forma results for 2002 and 2001 (dollars in thousands):

                                                                       As Previously Reported -       Pro Forma - Years
                                                                        Years Ended December 31,      Ended December 31,
                                                                  -------------------------------    --------------------
                                                                    2002        2001       2000        2002        2001
                                                                  --------    --------    -------    --------    --------
                                                                                                          (unaudited)
Net interest income                                               $  6,092    $  6,269    $ 6,663    $  6,375    $  5,871
Loan loss provision                                                   (393)       (709)      (875)       (393)       (709)
Gain on sale of mortgage assets                                      2,095       3,782        819       2,095       3,782
Gain on mark to market of mortgage assets,
  net of associated hedge                                            1,367         751        431       1,237         695
Loan brokering, trading and advisory services                        2,686          --         --       6,831       3,521
Due diligence fees                                                   2,891          --         --       4,971       5,083
Assignment fees                                                      1,387          --         --       2,220         757
Other income (loss)                                                   (370)        (28)        --        (399)         58
                                                                  --------    --------    -------    --------    --------
      Total revenue                                                 15,755      10,065      7,038      22,937      19,058
Expenses                                                            11,473       3,696      3,136      17,805      15,987
                                                                  --------    --------    -------    --------    --------
      Operating income                                               4,282       6,369      3,902       5,132       3,071
Equity in income (loss) of unconsolidated subsidiaries:
    Hanover Capital Partners Ltd.                                      112          43        455          --          --
    HanoverTrade, Inc.                                                 655      (3,263)    (1,495)         --          --
    HDMF-I LLC                                                         157         (35)        --         157         (35)
    Hanover Capital Partners 2, Inc.                                   (19)         --         --          --          --
                                                                  --------    --------    -------    --------    --------
Income before income tax provision and cumulative
  effect of adoption of SFAS 133                                     5,187       3,114      2,862       5,289       3,036
Income tax provision                                                    49          --         --         127          64
                                                                  --------    --------    -------    --------    --------
Income before cumulative effect of adoption of SFAS 133              5,138       3,114      2,862       5,162       2,972
Cumulative effect of adoption of SFAS 133                               --          46         --          --          46
                                                                  --------    --------    -------    --------    --------
Net income                                                        $  5,138    $  3,160    $ 2,862    $  5,162    $  3,018
                                                                  ========    ========    =======    ========    ========
Basic earnings per share                                          $   1.16    $   0.74    $  0.56    $   1.17    $   0.71
                                                                  ========    ========    =======    ========    ========
Dividends declared per share                                      $   1.00    $   0.80    $  0.66    $   1.00    $   0.80
                                                                  ========    ========    =======    ========    ========


Net Income, Basic Earnings Per Share and Total Revenue

We recorded net income of $5,138,000 or $1.16 per share based on 4,417,221 weighted average shares of common stock outstanding for 2002 compared to net income of $3,160,000 or $0.74 per share based on 4,256,874 weighted average common shares outstanding for 2001, and net income of $2,862,000 or $0.56 per share based on 5,102,563 weighted shares of common stock outstanding for 2000. Total revenue for 2002 was $15,755,000, compared to $10,065,000 previously reported for 2001 and $7,038,000 for 2000. On a pro forma basis, total revenue for the 2002 period was $22,937,000, while total revenue for the 2001 period was $19,058,000.

Net Interest Income and Loan Loss Reserve

The following table reflects the average balances for each major category of our interest earning assets as well as our interest bearing liabilities with the corresponding effective yields and rates of interest as follows (dollars in thousands):

                 INTEREST EARNING ASSETS AND RELATED LIABILITIES

                                                                               Years Ended December 31,
                                                     ------------------------------------------------------------------------
                                                                2002                  2001                       2000
                                                     ----------------------  ---------------------      ---------------------
                                                     Average      Effective   Average    Effective      Average     Effective
                                                     Balance       Rate (1)   Balance     Rate (1)      Balance      Rate (1)
                                                     --------     --------   --------    ---------      --------    ---------
Interest earning assets:
  Mortgage loans                                     $  1,206       16.75%   $    231       8.10%       $    300      87.79%
  CMO collateral                                      136,512        7.09%    193,840       7.41%        247,850       7.46%
  Agency-issued MBS                                     7,186        6.70%     15,401       7.98%         41,072       7.28%
  Private placement notes                              14,257       15.13%     14,676      17.11%         20,266      16.84%
                                                     --------       -----    --------      -----        --------      -----
                                                      159,161        7.87%    224,148       8.08%        309,488       8.13%
                                                     --------                --------                   --------

Interest bearing liabilities:
  CMO borrowings                                      124,971        5.57%    181,669       6.72%        233,843       7.49%
  Reverse repurchase borrowings on:
      CMO collateral                                    1,786        2.97%      2,536       7.16%          3,515       7.45%
      Agency-issued MBS                                 6,410        3.32%      9,732       6.40%         29,020       5.71%
      Private placement notes                           6,127        3.42%      6,085       6.86%          7,544       7.81%
                                                     --------       -----    --------      -----        --------      -----
                                                      139,294        5.34%    200,022       6.71%        273,922       7.31%
                                                     --------                --------                   --------
      Net interest earning assets                    $ 19,867                $ 24,126                   $ 35,566
                                                     ========                ========                   ========
Net interest spread                                                  2.53%                  1.37%                      0.82%
                                                                    =====                  =====                      =====
Yield on net interest earning assets (2)                            25.58%                 19.45%                     14.43%
                                                                    =====                  =====                      =====


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

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

                               NET INTEREST INCOME

                                                           Years Ended December 31,
                              ------------------------------------------------------------------------------------
                                        2002                          2001                          2000
                              -------------------------    --------------------------   --------------------------
                                 Net          Loan             Net           Loan           Net           Loan
                               Interest       Loss           Interest        Loss         Interest        Loss
                                Income      Provision         Income       Provision        Income      Provision
                              -----------  ------------    ------------  ------------   ------------  ------------
Mortgage loans                  $  202        $  --           $   19         $  --         $  264         $  --
CMO collateral                   2,826         (161)           2,219          (246)           963           (249)
Agency-issued MBS                  268           --              606            --          1,330            --
Private placement MBS            2,179         (232)           2,556          (463)         3,450           (626)
Other                              868           --              869            --            656            --
Eliminations                      (251)          --               --            --             --            --
                              -----------  ------------    ------------  ------------   ------------  ------------
Total net interest income       $6,092        $(393)          $6,269         $(709)        $6,663         $ (875)
                              ===========  ============    ============  ============   ============  ============


Years Ended December 31, 2002 and 2001
--------------------------------------

Net interest income decreased to $6,092,000, or $1.38 per share, for 2002 from $6,269,000, or $1.47 per share, as previously reported in 2001. The decrease in net interest income of $177,000 was primarily due to:

     -- the repayment of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

     -- the termination of Agency-issued MBS activity; and

     -- the decrease in the average coupon rate of our purchased subordinate MBS portfolio, decrease in the interest earned from interest-only notes retained from our 1998-B securitization, and interest income earned from trading activity conducted by one of our subsidiaries in 2002; no such trading activity occurred in 2001.


The effective yield on our average CMO collateral decreased slightly to 7.09% in 2002 from 7.41% in 2001, while the effective rate of interest on our average CMO borrowings decreased to 5.57% in 2002 from 6.72% in 2001. Our effective borrowings rate decreased faster than the decrease in the yield on average assets. In addition, we recognized increased interest income from our interest-only notes retained from our 1999-B securitization. These interest-only notes earned interest at a rate of 4.00% in 2002 compared to 1.86% in 2001.

Net interest income from Agency-issued MBS decreased in 2002 because we terminated our investment in such MBS in July of 2002.

Private placement MBS net interest income was negatively impacted by a decrease in the effective interest rate earned on our purchased subordinate MBS portfolio to 12.53% in 2002 from 16.77% in 2001. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from a decrease in the average notional amount on which interest income is earned to $119.7 million in 2002 from $196.1 million in 2001.

During December 2002 and January 2003, we exercised call provisions in our 1998-A and 1998-B securitizations and sold the underlying mortgage loans in February and March 2003. As a result of the two sales, we have approximately $6,000,000 available for reinvestment. We cannot assure you that we will be able to reinvest the proceeds in a profitable manner.

On a pro forma basis, net interest income increased to $6,375,000 for 2002 from $5,871,000 for 2001. The $504,000 increase is due to a full year of net interest income on a pro forma basis in 2002 attributable to trading activity, partially offset by reduced Agency-issued MBS activity.

Our provision for loan losses decreased to $393,000 in 2002 from $709,000 in 2001. The $316,000 decrease was primarily the result of sales of first-loss subordinate MBS and a reduction in the average balance of collateral for CMOs. First-loss subordinate MBS are generally structured to absorb the credit losses resulting from a specified pool of mortgages. As a result, we provide for the estimated losses associated with first-loss subordinate MBS, which increases our overall loan loss allowance. If our loss estimates differ materially from actual results, we could incur additional losses resulting in decreased net income in future periods. No adjustments were required on a pro forma basis because the provision for loan losses relates only to Hanover during these periods.

Years Ended December 31, 2001 and 2000
--------------------------------------

Net interest income decreased to $6,269,000 in 2001 compared to $6,663,000 in 2000. The decrease in net interest income of $394,000 was primarily a result of:

     -- an increase in amortization expense for whole loans as a result of increases in assumed prepayment speeds; and

     -- a reduction in the principal balance of Hanover sponsored securitizations of whole loans partially offset by a corresponding reduction in the principal balance of CMO borrowings against such whole loans.

Our provision for loan losses decreased to $709,000 in 2001 from $875,000 in 2000, primarily as a result of sales of first-loss subordinate MBS, and a reduction in the average balance of collateral from CMOs. Provision for losses on Hanover sponsored securitizations decreased to $246,000 in 2001 from $319,000 in 2000. Provision for loan losses on subordinate MBS purchased from third parties decreased to $463,000 in 2001 from $555,000 in 2000. The average balance of subordinate MBS purchased from third parties in 2001 was $12,664,000 compared to $11,973,000 in 2000.

The following tables provide details of net interest income and loan loss provision by interest earning asset:

CMO Collateral

Net interest income generated from the CMO collateral (including mortgage loans and MBS pledged to CMOs) is as follows (dollars in thousands):

                                                                         Years Ended December 31,
                                                                 -------------------------------------
                                                                    2002          2001          2000
                                                                 ---------     ---------     ---------
Average asset balance                                            $ 136,512     $ 193,840     $ 247,850
Average CMO borrowing balance                                      124,971       181,669       233,843
Average reverse repurchase agreement borrowing balance               1,786         2,536         3,515
                                                                 ---------     ---------     ---------
Net interest earning assets                                          9,755         9,635        10,492

Average leverage ratio                                               92.85%        95.03%        95.77%

Effective interest income rate                                        7.21%         7.54%         7.56%
Effective interest expense rate                                       5.57%         6.72%         7.49%
Effective interest expense rate - Repurchase agreements               2.97%         7.16%         7.45%
                                                                 ---------     ---------     ---------
Net interest spread                                                   1.67%        0.81%          0.07%

Interest income                                                  $   9,841     $  14,612     $  18,745
Interest expense                                                     6,962        12,211        17,521
Interest expense - Repurchase agreements                                53           182           261
                                                                 ---------     ---------     ---------
Net interest income before loan loss provision                       2,826         2,219           963
Loan loss provision                                                   (161)         (246)         (249)
                                                                 ---------     ---------     ---------
Net interest income after loan loss provision                    $   2,665     $   1,973     $     714
                                                                 =========     =========     =========
Yield on net interest earning assets after loan loss provision       27.31%        20.48%         6.80%
                                                                 =========     =========     =========


During 2000, we issued $13,222,000 of CMO borrowings at a discount of $2,013,000 for net proceeds before expenses of $11,209,000. The Hanover 2000-A CMO security carries a fixed interest rate of 6.50%. The Hanover 2000-A security was collateralized by $25,588,000 principal balance of the retained portions of Hanover's previous CMO borrowings, Hanover 98-A, Hanover 99-A and Hanover 99-B and certain retained MBS from Hanover 98-B. Our total investment in Hanover 98-B private placement MBS at December 31, 2002 includes a $10,937,000 investment in six investment-grade notes ("AA", "A" and "BBB"), six interest-only notes, six below-investment-grade notes and three principal-only notes. However, we classify the investment-grade and below-investment-grade notes as CMO collateral and the interest-only and principal-only notes as private placement MBS.

For Hanover 2000-A, we record 100% of the interest income, net of servicing and other fees, generated by the mortgage loans underlying this transaction. In accordance with accounting principles generally accepted in the United States of America, Hanover 2000-A is recorded as a financing transaction. The primary source of financing for these mortgage loans is the CMO borrowing. This financing represents the liability for certain investment-grade mortgage notes issued by us. The interest expense on this financing represents the coupon interest amount to be paid to the note holders.

Our net equity in these transactions was leveraged through reverse repurchase agreement financing. In a reverse repurchase financing, we sell a pool of assets but agree to repurchase them at a set time in the future. At December 31, 2002, we had $1,698,000 of reverse repurchase agreement financing against our net equity in these transactions.

Interest expense includes the interest on CMO borrowings, interest on the related reverse repurchase agreements and amortization of certain deferred financing costs and interest rate caps.

Agency-issued MBS

Net interest income generated from investments in Agency-issued MBS is as follows (dollars in thousands):

                                                                          Years Ended December 31,
                                                                    --------------------------------------
                                                                       2002          2001          2000
                                                                    ----------    ----------    ----------
Average asset balance                                               $    7,186    $   15,401    $   41,072
Average reverse repurchase agreement borrowing balance                   6,410         9,732        29,020
                                                                    ----------    ----------    ----------
Net interest earning assets                                                776         5,669        12,052

Average leverage ratio                                                   89.20%        63.19%        70.66%

Effective interest income rate                                            6.70%         7.98%         7.28%
Effective interest expense rate                                           3.32%         6.40%         5.71%
                                                                    ----------    ----------    ----------
Net interest spread                                                       3.38%         1.58%         1.57%


Interest income                                                     $      481    $    1,229    $    2,989
Interest expense                                                           213           623         1,659
                                                                    ----------    ----------    ----------
Net interest income before loan loss provision                             268           606         1,330
Loan loss provision                                                         --            --            --
                                                                    ----------    ----------    ----------
Net interest income after loan loss provision                       $      268    $      606    $    1,330
                                                                    ==========    ==========    ==========
Yield on net interest earning assets after loan loss provision           34.56%        10.70%        11.04%
                                                                    ==========    ==========    ==========

During 2002, we purchased $30.0 million of Agency-issued securities and sold $53.4 million. During 2001, we purchased $125.8 million of Agency-issued securities and sold $98.3 million. In November 2000, we purchased $1.9 million of GNMA securities. In December 2000, we sold thirty-one FNMA Certificates, totaling $36.9 million of principal.

Interest expense includes the interest on the related reverse repurchase agreements and amortization of deferred financing costs and interest rate caps.

Private Placement MBS

Net interest income generated from private placement MBS excluding securities pledged as collateral for CMOs is as follows (dollars in thousands):

                                                                                 Years Ended December 31,
                                                                           ----------------------------------
                                                                             2002         2001         2000
                                                                           --------     --------     --------
Average asset balance                                                      $ 14,257     $ 14,676     $ 20,266
Average reverse repurchase agreement borrowing balance                        6,128        6,085        7,544
                                                                           --------     --------     --------
Net interest earning assets                                                   8,129        8,591       12,722

Average leverage ratio                                                        42.98%       41.46%       37.23%

Effective interest income rate                                                16.76%       20.26%       19.93%
Effective interest expense rate                                                3.42%        6.86%        7.81%
                                                                           --------     --------     --------
Net interest spread                                                           13.34%       13.40%       12.12%

Interest income                                                            $  2,389     $  2,974     $  4,039
Interest expense                                                                210          418          589
                                                                           --------     --------     --------
Net interest income before loan loss provision                                2,179        2,556        3,450
Loan loss provision                                                            (232)        (463)        (626)
                                                                           --------     --------     --------
Net interest income after loan loss provision                              $  1,947     $  2,093     $  2,824
                                                                           ========     ========     ========
Yield on net interest earning assets after loan loss provision               23.95%        24.37%       22.19%
                                                                           ========     ========     ========


The Private Placement MBS category includes:

   - interest-only and principal-only notes that we issued in our second securitization, Hanover 1998-B, and

   - starting in June 1999, subordinate MBS that we purchased in the open market.

The 1998-B interest-only notes are adversely affected more than other notes by higher than expected prepayment speeds on underlying mortgage loans with interest rates in excess of the pass through rate on the securitization. Generally, mortgages with higher interest rates will be repaid more rapidly than mortgages with lower interest rates.

Our investment in private placement MBS at December 31, 2002 includes an investment of $0.6 million carrying value in 1998-B interest-only notes, an investment of $0.6 million carrying value in 1998-B principal-only notes and an investment of $13.0 million carrying value in below-investment-grade subordinate MBS classified as held to maturity, available for sale or trading.

During 2002, we purchased $23.3 million of below-investment-grade MBS from third parties and sold $16.3 million of below-investment-grade MBS to third parties.

During 2001, we purchased $16.4 million of below-investment-grade MBS from third parties and sold $34.6 million of below-investment-grade MBS to third parties.

During 2000, Hanover purchased $6.0 million of below-investment-grade MBS from third parties, sold $5.9 million of below-investment-grade MBS to third parties, purchased $13.8 million of below-investment-grade subordinate MBS from HCP, and transferred $9.9 million of investment-grade and below-investment-grade subordinate MBS from Hanover's 1998-B CMO to Collateral for the 2000-A CMO.

Other Interest Income

Interest income from non-mortgage assets is as follows (dollars in thousands):

                         Years Ended December 31,
                        ------------------------
                        2002       2001     2000
                        -----      ----     ----
Overnight investing     $ 116      $257     $124
Related party notes       752       612      532
Eliminations             (251)       --       --
                        -----      ----     ----
                        $ 617      $869     $656
                        =====      ====     ====


Gain on Sale and Mark to Market of Mortgage Assets

Our 2002 results include a gain on sale of mortgage assets of $2,095,000 compared to $3,782,000 for 2001 and $819 for 2000. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. We cannot assure you that we will be able to recognize gain on sale in the future. As a REIT, we do not actively trade our mortgage assets.

Our purchased subordinate MBS portfolio is primarily comprised of non-investment-grade securities. These securities are generally purchased at a substantial discount to their principal balance to reflect their inherent credit risk. To the extent that actual losses on the mortgage asset are less than the discount, the discount provides a yield enhancement. We seek to reduce credit risk by actively monitoring our portfolio for delinquency trends and due to such monitoring we may, from time to time, decide to sell a security in order to mitigate potential losses.

When we classified mortgage assets as trading securities during 2002, 2001 and 2000, we recognized mark to market gains or losses through our Consolidated Statement of Income. Mortgage assets classified as available for sale are marked to market through other comprehensive income. We recognized mark to market gains on our purchased subordinate MBS portfolio of $1,780,000 in 2002 as compared to $792,000 in 2001 and $49,000 in 2000. Market gains on our purchased subordinate portfolio are primarily subject to assumptions on the underlying mortgage loan portfolio including, but not limited to, prepayment speed assumptions, future loss assumptions and changes in the benchmark interest rate.

Other Revenue

Revenues from loan brokering, trading and advisory services increased to $2,686,000 in 2002, from $0 for 2001 and 2000. Revenues from due diligence increased to $2,891,000 in 2002 from $0 for 2001 and 2000. Revenues from assignment fees increased to $1,387,000 in 2002 from $0 for 2001 and 2000. In each case, this is because in periods prior to the consolidation of Hanover, HCP, HT and HCP-2, we did not separately record revenues attributable to HT, HCP, or HCP-2, and all of the revenues listed in this paragraph are derived from the activities of HT and HCP.

On a pro forma basis, revenues from loan brokering, trading and advisory services increased to $6,831,000 in 2002, from $3,521,000 for 2001. This is primarily attributable to revenue derived from a contract with the FDIC during 2002 and revenue generated by third quarter 2002 whole-loan sales. We cannot assure you that comparable contracts will be available in the future. On a pro forma basis, revenues from due diligence decreased to $4,971,000 in 2002 from $5,083,000 in 2001. Although total due diligence revenues decreased, our revenue from our largest clients increased and our number of clients increased. On a pro forma basis, revenues from assignment fees increased to $2,220,000 in 2002 from $757,000 for 2001, primarily because of 2 large assignment contracts. These contracts account for 74% of the total assignment fees recognized in 2002. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for 2002.

Operating Expenses

Years Ended December 31, 2002 and 2001
--------------------------------------
Operating expenses in 2002 were $11,473,000 compared to $3,696,000 as previously reported for 2001. Pro forma operating expenses were $17,805,000 in 2002 compared to $15,987,000 for the same period last year on a pro forma basis. The biggest component of the increase, on a pro forma basis, was an increase in personnel expenses. Personnel expenses for 2002, on a pro forma basis, increased to $8,907,000 compared to, on a pro forma basis, $7,231,000 for the same period last year. The increase in personnel expenses was primarily due to (i) a bonus accrual established for a pool of employees during 2002 that was established pursuant to existing contractual agreements; no such bonus accrual was established in 2001, and (ii) an increase in commission expense, primarily relating to the increase in loan brokering, trading and advisory services of $459,000 in 2002 as compared to the prior year. The increase in personnel expense was partially offset by a decrease in legal and professional fees to $1,206,000 on a pro forma basis in 2002, from $1,704,000 on a pro forma basis for the same period last year. Legal and professional fees decreased in 2002 primarily due to non-recurring charges in 2001.

Years Ended December 31, 2001 and 2000
--------------------------------------
Operating expenses in 2001 were $3,696,000 compared to $3,136,000 in 2000, an increase of $560,000. Personnel expenses decreased to $680,000 in 2001 from $1,020,000 in 2000. Hanover billed personnel-related expenses totaling $345,000 to HT and $425,000 to HCP in 2001 compared to $369,000 and $136,000 in 2000.
Legal and professional fees increased to $1,247,000 in 2001 from $555,000 in 2000 as a result of an increase in audit, tax and consulting fees due to an increased scope of services and, to a lesser extent, professional fees incurred as a result of our consideration of a corporate restructure. Financing fees declined to $246,000 in 2001 from $281,000 in 2000 reflecting reduced committed lines of credit and lower levels of activity.

Equity in Income (Loss) of Unconsolidated Subsidiaries

Years Ended December 31, 2002 and 2001
--------------------------------------
HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub- and non-performing one-to-four family residential whole loans. In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees of HDMF-I. In the first quarter of 2002, we invested an aggregate of $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. In the second half of 2002, we invested an additional $1,968,000 in HDMF-I to fund the purchase price of an additional loan pool and received $1,458,000 in distributions from HDMF-I. For 2002 we recognized equity in income of $157,000 and for the comparable period in 2001, we recognized equity in losses of $35,000. At December 31, 2002, we had a total capital contribution commitment of $5,820,000.

Years Ended December 31, 2001 and 2000
--------------------------------------
As discussed above, Hanover acquired all of the outstanding capital stock of HCP and HT on July 1, 2002. As a result, we did not record equity in income (loss) of HCP and HT for the full year of 2002.

Hanover's equity in income of HCP declined to $43,000 in 2001 from $455,000 in 2000. Total revenue at HCP decreased $2,132,000 or 24% to $6,582,000 in 2001 from $8,714,000 in 2000, primarily due to the termination of subordinate MBS activity in 2000. The portfolio of subordinate MBS contributed $954,000 of revenue including gains on sale of $441,000 in 2000. This portfolio was transferred from HCP to Hanover in July of 2000. Due diligence fees decreased $1,213,000 or 17% to $5,803,000 in 2001 from $7,016,000 in 2000 primarily due to contracts awarded in 2000 for which no comparable revenue was earned in 2001. Assignment fees increased $126,000 or 20% to $757,000 in 2001 from $631,000 in 2000 primarily due to the assumption of assignment contracts and employees of a former competitor. Loan brokering and asset management fees contributed $30,000 in 2000, this activity was transferred to HT in July of 2000.

Hanover recognized equity in losses of HT of $3,263,000 in 2001 compared to $1,495,000 in 2000. HT recorded revenue of $3,599,000 and $141,000 in 2001 and
2000. HT operating expenses for 2001 and 2000 totaled $6,962,000 and $1,683,000. Personnel expenses increased to $3,617,000 in 2001 from $790,000 in 2000. Technology expense for web hosting and web graphics increased to $664,000 in 2001 from $231,000 in 2000. Premises expense increased to $326,000 in 2001 from $130,000 in 2000. Depreciation and amortization increased to $1,102,000 in 2001 from $151,000 in 2000. As HT commenced operations in 1999, much of 2000 and 2001 was spent developing HT's proprietary Internet exchange for trading mortgage loans, mortgage servicing rights and related assets. HT recorded minimal revenues in 2000.

The table below highlights our historical quarterly trends and components of return on average equity for 2000, 2001 and 2002.

                                                       Loan
                                      Gain on       Brokering/
                                      Sale and     Trading, Due
                                       Mark to       Diligence                   Equity in
                           Net        Market of      Fees and                     Income
                         Interest      Mortgage    Other Income    Operating     (Loss) of          Income Tax        Annualized
       For the            Income/      Assets/       (Loss)/       Expenses/    Subsidiaries/        Provision        Return on
   Quarters Ended         Equity       Equity         Equity         Equity        Equity        (Benefit)/Equity       Equity
-------------------      --------     ---------    ------------    ---------    -------------    ----------------     -----------
March 31, 2000            10.91%         1.57%           --           7.74%         0.71%                --            5.45%
June 30, 2000             10.99%         2.62%           --           7.95%         0.43%                --            6.09%
September 30, 2000        13.40%           --          1.16%          4.31%        (4.01%)               --            6.24%
December 31, 2000         12.43%         6.61%           --           6.24%        (6.41%)               --            6.39%
March 31, 2001            10.10%         8.51%         0.43%          6.54%        (6.27%)               --            6.23%
June 30, 2001             14.05%         8.43%           --           7.46%        (8.37%)               --            6.65%
September 30, 2001        13.97%        11.05%           --          10.85%        (7.24%)               --            6.93%
December 31, 2001         14.66%        15.04%        (0.27%)        10.25%        (9.01%)               --           10.18%
March 31, 2002            15.13%         8.29%        (1.63%)         9.91%         0.54%                --           12.43%
June 30, 2002             11.94%         5.50%        (2.30%)         8.76%         6.27%                --           12.65%
September 30, 2002        12.96%        15.54%        26.42%         42.53%         1.18%             (0.06%)         13.63%
December 31, 2002         12.45%         2.45%        37.65%         43.77%         0.26%              0.52%           8.52%


Notes: Average equity excludes unrealized loss on investments available for sale.

       Prior to July 1, 2002, the financial results for HCP, HT and HCP-2 are included in equity in income/(loss) of unconsolidated subsidiaries. For periods ending after June 30, 2002, these entities' results are consolidated with Hanover's and their results will appear throughout our financial statements as applicable, rather than in a single line-item.

TAXABLE INCOME

Our taxable income for the year ended December 31, 2002 is estimated at $565,000. Taxable income differs from GAAP net income for the year ended December 31, 2002 due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 2002 (dollars in thousands):

     GAAP net income                                                 $ 5,138

        GAAP gain on sale                                             (2,028)
        Tax gain on sale                                               1,950
        Utilization of capital loss carryforward                      (1,950)
        Income of subsidiaries not included in taxable income           (362)
        Gain on mark to market of mortgage securities, net of
          associated hedge                                            (1,066)
        Loan loss provision, net of realized losses                       (1)
        Tax amortization of net premiums on mortgages, CMO
          collateral and mortgage securities and interest
        accrual in excess of GAAP amortization and interest
          accrual                                                       (256)
        Deduction for tax for exercise of non-qualified stock
          options                                                       (888)
        Other                                                             28
                                                                     -------
     Estimated taxable income                                        $   565
                                                                     =======


As a REIT, we are required to pay dividends amounting to 85% of each year's taxable ordinary income and 95% of the portion of each year's capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. For the year ended December 31, 2002, a portion of dividends paid to shareholders was deemed to be a return of capital for income tax purposes.

LIQUIDITY

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. At December 31, 2002, we had one committed reverse repurchase line of credit with $10 million available and four uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2002 was $24,994,000 compared to net income of $5,138,000 for the year. Sales of trading securities provided $65,497,000, partially offset by the purchase of trading securities of $41,287,000.

Net cash provided by investing activities amounted to $55,782,000 during the year ended December 31, 2002. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $48,837,000, (ii) proceeds from sale of mortgage assets of $10,197,000 and (iii) principal payments received on mortgage securities of $4,446,000. These proceeds were partially offset by capital contributions to HDMF-I of $5,859,000 and purchase of mortgage securities of $4,866,000.

Cash flows from financing activities used $79,117,000 during the year ended December 31, 2002. We made repayments on CMO borrowings of $48,526,000 and on reverse repurchase agreements of $27,055,000. We also paid dividends of $4,218,000 and purchased an additional 15,666 shares of our common stock for $132,000 during the year. These payments were partially offset by proceeds from the exercise of stock options resulting in the issuance of 185,610 shares of common stock for $814,000.

CAPITAL RESOURCES

We regularly invest our capital in MBS through Hanover, our primary investment vehicle. We have also invested a limited amount of Hanover's capital in HT. From the inception of HT in May 1999 until December 31, 2002, Hanover advanced $7,396,000 in the form of loans, and $173,000 in the form of short-term advances, to HT. On July 1, 2002, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and HCP-2; for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of those entities. Although we have no immediate plans for a change in the ownership of HT, we continue to pursue third-party investments to address HT's future capitalized software budget and operating needs. If outside financing is not located, we will continue to be responsible for HT's capital and operating requirements, although we do not expect those needs to be substantial in 2003.

RISK FACTORS

The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed below could be material to our results. If any of the risks discussed below actually occur, our business, operating results, prospects or financial condition could be harmed.

REIT Requirements

Hanover has elected to be taxed as a REIT under the Code. We believe that we were in full compliance with the REIT tax rules as of December 31, 2002 and intend to remain in compliance with all REIT tax rules. If we fail to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, we will be subject to Federal income tax as a regular, domestic corporation, and our stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to our stockholders in any year in which we fail to qualify as a REIT would not be deductible by us in computing our taxable income. As a result, we could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to our stockholders. Further, we could also be disqualified from re-electing REIT status for the four taxable years following the year during which we became disqualified. At the same time, complying with REIT requirements may limit our ability to hedge our risks, or enter into otherwise attractive investments.

Investments in Certain Mortgage Assets

We take certain risks in investing in non-standard, single-family mortgage loans and securities collateralized by such loans. If these mortgage loans are missing relevant documents, such as the original note, they may be difficult to enforce. These mortgage loans may also have inadequate property valuations. In addition, if a single-family mortgage loan has a poor payment history, it is more likely to have future delinquencies because of poor borrower payment habits or a continuing cash flow problem.

Credit Risk

In conducting our business, we retain credit risk primarily through (i) the purchase of subordinate mortgage securities, (ii) the retention of subordinate securities from our own securitization transactions, (iii) the direct investment in mortgage loans on our own behalf and (iv) investment in HDMF-I. Through these investing activities, we generally bear the credit losses on the related pools of mortgage loans up to their carrying value. During the time we hold mortgage assets for investment, we are subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by us or on any mortgage loan collateralizing below-investment-grade MBS held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

As of December 31, 2002, we retain the aggregate credit risk on $5.9 billion of mortgage loans relating to:

                                 Principal     Carrying
                                  Balance       Value     Financing
                                 ---------    --------   ---------
          Subordinate MBS         $ 23,707     $14,098     $4,585
          Collateral for CMOs      115,128       9,967      1,698
          Mortgage Loans               547         413         --
                                  --------     -------     ------
          Total                   $139,382     $24,478     $6,283
                                  ========     =======     ======


The above carrying value of collateral for CMOs is our net invested equity in retained mortgage-backed bonds.

In addition, HDMF-I retains the aggregate credit risk on $9,264,000 of mortgage loans of which our portion is $4,638,000 of invested capital at risk.

If we were to invest in commercial mortgage loans, we may be subject to certain additional risks. Commercial properties tend to be unique and more difficult to value than single-family residential properties. Commercial mortgage loans often have shorter maturities than single-family mortgage loans and often have a significant principal balance or "balloon" due on maturity. A balloon payment creates a greater risk for the lender because the ability of a borrower to make a balloon payment normally depends on its ability to refinance the loan or sell the related property at a price sufficient to permit the borrower to make the payment. Commercial mortgage lending is generally viewed as exposing the lender to a relatively greater risk of loss than single-family mortgage lending because it usually involves larger mortgage loans to single borrowers or groups of related borrowers and the repayment of the loans is typically dependent upon the successful operation of the related properties. As of December 31, 2002, we did not have any commercial mortgage loan investments. However, we may elect to make such investments in the future.

Geographic Concentration

Although we do not set specific geographic diversification requirements for our portfolio, we do monitor the geographic dispersion of our assets. Concentration in any one geographic area will increase our exposure to the economic and natural hazard risks associated with that area.

Negative Effects of Fluctuating Interest Rates

Changes in interest rates may impact our earnings in various ways. Approximately one third of our mortgage loans held as collateral for CMOs are adjustable rate mortgages ("ARMs") and approximately 5% of our MBS are collateralized by ARM loans. Therefore, rising short-term interest rates may negatively affect our earnings in the short term. Increases in the interest rate on an ARM loan are generally limited to either 1% or 2% per adjustment period. ARM loans owned by us or underlying our MBS are subject to such limitations, while adjustments in the interest rate on our borrowings are not correspondingly limited. As a result, in periods of rising interest rates, our net interest income could decline.

The rate of prepayment on our mortgage assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize any premiums paid on the acquisition of our mortgage assets faster than currently anticipated, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on the prepaid mortgage assets, our earnings may be adversely affected.

Insufficient Demand for Mortgage Loans and our Loan Products

The availability of mortgage loans that meet our criteria depends on, among other things, the size of and level of activity in the residential, multifamily and commercial real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, inflation and deflation in property values and the general regulatory and tax environment as it relates to mortgage lending. If we cannot obtain sufficient mortgage loans or mortgage securities that meet our criteria, our business will be adversely affected.

Investment in Subsidiary

As of December 31, 2002, Hanover advanced $7,396,000 to HT in the form of loans. We anticipate that HT will not need substantial capital investments to fund operating activities in 2003. In addition, we are currently attempting to raise outside capital to address HT's capitalized software budget and operating needs. HT has a limited operating history and has not been profitable to date.

Investment Company Act

At all times, we intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests. As of December 31, 2002, we believe that we are in compliance with this requirement.

State and Local Taxes

Our shareholders may be subject to state or local taxation in various jurisdictions, including those in which we transact business or where the shareholders reside. The state and local tax treatment of our shareholders may not conform to Federal income tax consequences discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in our shares.

Available Credit

Our ability to meet our performance goals depends on our access to borrowed funds in sufficient amounts and on favorable terms. If we are not able to renew or replace maturing borrowings, we might have to sell some or all of our assets, possibly under adverse market conditions, terminate hedge positions, and/or pledge additional collateral to our existing lenders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We use certain derivative financial instruments as hedges of anticipated transactions relating to our mortgage securities.

From time to time, we enter into forward sales of mortgage securities issued by federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change.

At December 31, 2002, we had one forward commitment to sell $4.5 million (par value) and one forward commitment to buy $4.5 million of agency-issued mortgage securities that had not yet settled. These forward commitments were entered into to partially hedge the expected sale of approximately $3.4 million principal balance of subordinate MBS classified as trading. At December 31, 2002, the fair value of our forward sale of agency-issued MBS was ($46,000). If interest rates decreased 300 basis points, our maximum projected loss exposure would be an additional ($47,000); conversely, if interest rates increased 300 basis points, our maximum projected gain would be $509,000.

The primary risk associated with short-selling agency-issued securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the hedged asset (fixed-rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the agency-issued security; this gain should offset a corresponding decline in the value of the hedged assets. Conversely, if interest rates decrease, the market value of the hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the agency-issued security; this loss should be offset by a corresponding gain in value of the hedged assets. To mitigate interest rate risk, an effective matching of agency-issued securities with the hedged assets needs to be monitored closely. Senior management monitors the changes in weighted average duration and coupons of the hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of agency-issued securities.

We also enter into interest rate caps to manage our interest rate exposure on certain reverse repurchase financing and floating rate CMOs. For interest rate caps designated as freestanding derivatives for accounting purposes, changes in fair value are recognized in earnings in the period of change.

During the first quarter of 2002, we terminated hedge accounting for one of our cash flow hedges. At the termination date, the loss previously reported in other comprehensive income of $164,000 was reclassified through earnings. We then designated this interest rate cap as a freestanding derivative.

At December 31, 2002, we had the following interest rate caps in effect (dollars in thousands):


  NOTIONAL
   AMOUNT              INDEX           STRIKE %       MATURITY DATE     ACCOUNTING DESIGNATION
-------------    -----------------    ----------     --------------     -------------------------
    $ 11,000       3 Month LIBOR         7.695%       October 2003      Freestanding Derivative
      20,000       1 Month LIBOR          7.75%        August 2004      Freestanding Derivative
-------------
    $ 31,000
=============


The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. At December 31, 2002, the fair value of our interest rate caps was $1,000; also the maximum potential loss exposure due to unfavorable market movements.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

At December 31, 2002, we owned $413,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans. Our reverse repurchase agreement financing at December 31, 2002 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 to 90 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. At December 31, 2002, we had a total of $4,585,000 of floating-rate reverse repurchase financing compared to $7,008,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. At December 31, 2002, we did not have any significant mortgage loans held for sale. We hedge the mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1998-A, 1999-A, 1999-B and 2000-A securitizations reflect $71,732,000 of fixed-rate mortgage loans and $31,019,000 of adjustable-rate mortgage loans and $9,805,000 of mortgage securities at December 31, 2002. The primary financing for this asset category is the CMO debt of $102,589,000 and reverse repurchase agreements of $1,698,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1998-A, 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $20 million at December 31, 2002.

Mortgage Securities

At December 31, 2002, we owned certain fixed-rate and adjustable-rate private placement mortgage securities and certain interest-only and principal-only private placement mortgage securities with an aggregate carrying value of $14,098,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. The interest-only notes remit monthly interest generated from the underlying mortgages after deducting all service fees and the coupon interest rate on the applicable notes. The interest rate on each of the interest-only notes is based on a notional amount (the principal balance of those mortgage loans with an interest rate in excess of the related note coupon interest rate). The notional amounts decline each month to reflect the related normal principal amortization, curtailments and prepayments for the related underlying mortgage loans. Accordingly, net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Independent Auditors' Report thereon beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference to our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

(b)   Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2002. None of the plans have outstanding warrants or rights other than options.

                            EQUITY COMPENSATION PLAN INFORMATION

                                                       Number of                            Number of Securities
                                                   Securities to be                        Remaining Available for
                                                      Issued upon     Weighted Average      Future Issuance Under
                                                      Exercise of      Exercise Price     Equity Compensation Plans
                                                      Outstanding      of Outstanding       (excluding securities
                    Plan Category                    Stock Options      Stock Options     reflected in column (a))
         ---------------------------------------   ----------------   -----------------   -------------------------
                                                          (a)                (b)                    (c)
         Equity compensation plans approved
            by security holders(1)                      250,824            $15.283                 74,509

         Equity compensation plans not
            approved by security holders                258,035            $ 4.216                 44,167


(1) A Bonus Incentive Compensation Plan has been established for eligible participants of the Company. Although the annual bonus is payable one-half in cash and one-half in shares of our common stock, no shares have been reserved for future issuance.

Under our 1999 Equity Incentive Plan, the Compensation Committee can grant non-qualified stock options or restricted stock to executive officers, employees, directors, agents, advisors and consultants of Hanover and its subsidiaries. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Plan authorizes the grant of options to purchase, and awards of, an aggregate of up to 550,710 shares of our common stock. The Compensation Committee has the authority to amend the Plan and to set the terms of all awards granted under the Plan, including the number of shares of common stock awarded, the exercise price and vesting provisions. The Plan provides for option grants upon initial election and subsequent re-election to the Board of Directors for each non-employee director, exercisable into 2,000 shares of our common stock which vest in full on the grant date. If an option granted under the Plan expires or terminates, or an award is forfeited, the shares subject to any unexercised portion of such option or award will again become available for the issuance of additional options of awards under the Plan. No eligible participant can be granted options exercisable into, or awards of, more than 50,000 shares of our common stock in any year. In the event of a change of control in which we are not the surviving entity, the Compensation Committee can accelerate the vesting of all outstanding awards. The Plan will expire in 2009, but awards granted prior to the expiration of the Plan may be exercisable beyond that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. However, we cannot assure you that our controls and procedures can prevent or detect all errors and fraud. In addition, since any system of controls is based in part upon assumptions regarding future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to in subsection (a) above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

            See Part II, Item 8 hereof.

      (2)   Financial Statement Schedules

            All schedules omitted are inapplicable or the information required is shown in the Financial Statements or notes thereto.

      (3)   Exhibits

            Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.

(b)   Reports on Form 8-K

      We did not file any current reports on Form 8-K during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                         HANOVER CAPITAL MORTGAGE HOLDINGS, INC.


                                         By  /s/ J. Holly Loux
                                           -------------------------------------
                                                 J. Holly Loux
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on March 28, 2003.

                SIGNATURE                                            TITLE

         /s/ John A. Burchett                        Chairman of the Board of Directors,
--------------------------------------------         President and Chief Executive Officer
             John A. Burchett

         /s/ Irma N. Tavares                         Senior Managing Director and a Director
--------------------------------------------
             Irma N. Tavares

         /s/ Joyce S. Mizerak                        Senior Managing Director, Secretary and a Director
--------------------------------------------
             Joyce S. Mizerak

         /s/ George J. Ostendorf                     Senior Managing Director and a Director
--------------------------------------------
             George J. Ostendorf

         /s/ John A. Clymer                          Director
--------------------------------------------
             John A. Clymer

         /s/ Joseph J. Freeman                       Director
--------------------------------------------
             Joseph J. Freeman

         /s/ James F. Stone                          Director
--------------------------------------------
             James F. Stone

         /s/ Saiyid T. Naqvi                         Director
--------------------------------------------
             Saiyid T. Naqvi

         /s/ John N. Rees                            Director
--------------------------------------------
             John N. Rees

         /s/ J. Holly Loux                           Chief Financial Officer
--------------------------------------------         (Principal Financial and
             J. Holly Loux                           Accounting Officer)



CERTIFICATIONS

I, John A. Burchett, certify that:

1. I have reviewed this Annual Report on Form 10-K of Hanover Capital Mortgage Holdings, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                         /s/ John A. Burchett
                                         ---------------------------------------
                                         John A. Burchett
                                         President and Chief Executive Officer

I, J. Holly Loux, certify that:

1. I have reviewed this Annual Report on Form 10-K of Hanover Capital Mortgage Holdings, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                         /s/ J. Holly Loux
                                         -----------------------
                                         J. Holly Loux
                                         Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------
2.1*(8)      Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett,
             Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(9)       Amended Articles of Incorporation of Registrant, as amended

3.2(1)       Bylaws of Registrant

4.1(1)       Specimen Common Stock Certificate of Registrant

10.3*(1)     Registration Rights Agreement

10.5*(1)     Agreement and Plan of Recapitalization

10.6*(1)     Bonus Incentive Compensation Plan

10.7*(1)     1997 Executive and Non-Employee Director Stock Option Plan

10.7.1*(3)   1999 Equity Incentive Plan

10.8*(8)     Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10.8.1*(8)   Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.9*(8)     Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10.9.1*(8)   Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.10*(8)    Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10.10.1*(8)  Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.11*(8)    Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10.11.1*(8)  Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2*(6)  Employment Agreement by and between Registrant and Thomas P. Kaplan




10.11.3*     Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital
             Mortgage Holdings, Inc.

10.13(1)     Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover
             Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment
             dated as of February 28, 1997.

10.13.1      Second Modification and Extension of Lease Agreement dated April 22, 2002

10.13.2      Third Modification of Lease Agreement dated May 8, 2002

10.13.3      Fourth Modification of Lease Agreement dated November 2002

10.14(3)     Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover
             Capital Partners Ltd.

10.15        Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited
             Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated
             May 2000

10.25*(1)    Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J.
             Ostendorf and Irma N. Tavares

10.25.1*(8)  Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between
             Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26*(1)    Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J.
             Ostendorf and Irma N. Tavares

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

10.31.1(7)   Amendment Number Three dated as of April 11, 2001 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products,
             Inc.

10.31.2      Amendment Number Five dated as of March 28, 2002 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products,
             Inc.

10.31.3      Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products,
             Inc.

10.33(5)     Stockholder Protection Rights Agreement

10.33.1(8)   Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10.33.2(8)   Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)     Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc.,
             Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35        Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1
             Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.

21           Subsidiaries of Hanover Capital Mortgage Holdings, Inc.

23.1         Independent Auditors' Consent

99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002


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

(7) Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001.

(8) Incorporated herein by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(9) Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
Independent Auditors' Report .........................................................................             F-2
Consolidated Financial Statements as of December 31, 2002 and 2001 and for the Years Ended
 December 31, 2002, 2001 and 2000:
        Balance Sheets ...............................................................................             F-3
        Statements of Income .........................................................................             F-4
        Statements of Stockholders' Equity ...........................................................             F-5
        Statements of Cash Flows .....................................................................             F-6
        Notes to Consolidated Financial Statements ...................................................             F-7

HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
Independent Auditors' Report .........................................................................             F-36
Consolidated Financial Statements as of December 31, 2002 and 2001 and for the Years Ended
 December 31, 2002, 2001 and 2000:
        Balance Sheets ...............................................................................             F-37
        Statements of Income .........................................................................             F-38
        Statements of Stockholder's Equity ...........................................................             F-39
        Statements of Cash Flows .....................................................................             F-40
        Notes to Consolidated Financial Statements ...................................................             F-41

HANOVERTRADE, INC. AND SUBSIDIARY
Independent Auditors' Report .........................................................................             F-46
Consolidated Financial Statements as of December 31, 2002 and 2001 and for the Years Ended
 December 31, 2002, 2001 and 2000:
        Balance Sheets ...............................................................................             F-47
        Statements of Operations .....................................................................             F-48
        Statements of Stockholder's Equity ...........................................................             F-49
        Statements of Cash Flows .....................................................................             F-50
        Notes to Consolidated Financial Statements ...................................................             F-51

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 20, 2003

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                DECEMBER 31,
                                                                         -------------------------
ASSETS                                                                      2002            2001
                                                                         ---------        ---------
Mortgage loans:
   Held for sale                                                         $     413        $   2,391
   Collateral for CMOs                                                     102,751          151,882
Mortgage securities pledged as collateral
  for reverse repurchase agreements:
   Available for sale                                                        4,082            4,404
   Held to maturity                                                            559              768
   Trading                                                                   2,669           33,182
Mortgage securities pledged as collateral for CMOs                           9,805            9,840
Mortgage securities, not pledged:
   Available for sale                                                        6,186            1,162
   Trading                                                                     602            1,827
Cash and cash equivalents                                                   10,605            8,946
Accounts receivable                                                          2,450              777
Accrued interest receivable                                                    960            1,960
Equity investments:
   Hanover Capital Partners Ltd.                                                --            1,808
   HanoverTrade, Inc.                                                           --           (4,789)
   HDMF-I LLC                                                                4,638               80
Notes receivable from related parties                                        2,563           12,538
Other assets                                                                 7,588            2,731
                                                                         ---------        ---------
TOTAL ASSETS                                                             $ 155,871        $ 229,507
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                            $   6,283        $  33,338
CMO borrowing                                                              102,589          151,096
Dividends payable                                                            1,119              855
Accounts payable, accrued expenses and other liabilities                     2,816            2,677
                                                                         ---------        ---------
   TOTAL LIABILITIES                                                       112,807          187,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 10 million shares authorized,
  -0- shares issued and outstanding
Common stock, par value $.01, 90 million shares authorized,
  4,474,222 and 4,275,676 shares issued and outstanding at
  December 31, 2002 and 2001, respectively                                      45               43
Additional paid-in capital                                                  67,990           67,082
Retained earnings (deficit)                                                (25,322)         (25,978)
Accumulated other comprehensive income                                         351              394
                                                                         ---------        ---------
   TOTAL STOCKHOLDERS' EQUITY                                               43,064           41,541
                                                                         ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 155,871        $ 229,507
                                                                         =========        =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                     2002           2001            2000
                                                                                   --------       --------        --------
REVENUES:
  Interest income                                                                  $ 13,530       $ 19,702        $ 26,692
  Interest expense                                                                    7,438         13,433          20,029
                                                                                   --------       --------        --------
   Net interest income                                                                6,092          6,269           6,663
  Loan loss provision                                                                   393            709             875
                                                                                   --------       --------        --------
   Net interest income after loan loss provision                                      5,699          5,560           5,788

  Gain on sale of mortgage assets                                                     2,095          3,782             819
  Gain on mark to market of mortgage assets,
   net of associated hedge                                                            1,367            751             431
  Loan brokering, trading and advisory services                                       2,686             --              --
  Due diligence fees                                                                  2,891             --              --
  Assignment fees                                                                     1,387             --              --
  Other income (loss)                                                                  (370)           (28)             --
                                                                                   --------       --------        --------
   Total revenue                                                                     15,755         10,065           7,038
                                                                                   --------       --------        --------

EXPENSES:
  Personnel                                                                           5,479            680           1,020
  Subcontractor                                                                       1,812             --              --
  General and administrative                                                          1,089          1,132             924
  Legal and professional                                                              1,070          1,247             555
  Depreciation and amortization                                                         655             24              21
  Other                                                                                 409            410             409
  Occupancy                                                                             349            151             160
  Travel and entertainment                                                              317             48              45
  Technology                                                                            293              4               2
                                                                                   --------       --------        --------
   Total expenses                                                                    11,473          3,696           3,136
                                                                                   --------       --------        --------

   Operating income                                                                   4,282          6,369           3,902

Equity in income (loss) of unconsolidated subsidiaries:
  Hanover Capital Partners Ltd.                                                         112             43             455
  HanoverTrade, Inc.                                                                    655         (3,263)         (1,495)
  HDMF-I LLC                                                                            157            (35)             --
  Hanover Capital Partners 2, Inc.                                                      (19)            --              --
                                                                                   --------       --------        --------

Income before income tax provision and cumulative
 effect of adoption of SFAS 133                                                       5,187          3,114           2,862
Income tax provision                                                                     49             --              --
                                                                                   --------       --------        --------
Income before cumulative effect of adoption of SFAS 133                               5,138          3,114           2,862
Cumulative effect of adoption of SFAS 133                                                --             46              --
                                                                                   --------       --------        --------

NET INCOME                                                                         $  5,138       $  3,160        $  2,862
                                                                                   ========       ========        ========

BASIC EARNINGS PER SHARE:
  Before cumulative effect of adoption of SFAS 133                                 $   1.16       $   0.73        $   0.56
  Cumulative effect of adoption of SFAS 133                                              --           0.01              --
                                                                                   --------       --------        --------
  After cumulative effect of adoption of SFAS 133                                  $   1.16       $   0.74        $   0.56
                                                                                   ========       ========        ========
DILUTED EARNINGS PER SHARE:
  Before cumulative effect of adoption of SFAS 133                                 $   1.15       $   0.72        $   0.56
  Cumulative effect of adoption of SFAS 133                                              --           0.01              --
                                                                                   --------       --------        --------
  After cumulative effect of adoption of SFAS 133                                  $   1.15       $   0.73        $   0.56
                                                                                   ========       ========        ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (in thousands, except share data)

                                                                                                             ACCUMULATED
                                                                     ADDITIONAL                  RETAINED       OTHER
                                                    COMMON STOCK       PAID-IN   COMPREHENSIVE   EARNINGS   COMPREHENSIVE
                                                SHARES      AMOUNT    CAPITAL        INCOME      (DEFICIT)      INCOME       TOTAL
                                               ---------    ------   ----------  -------------   --------   -------------  --------
BALANCE, DECEMBER 31, 1999                     5,826,899    $  58     $ 75,840                   $(25,496)     $   104     $ 50,506

Repurchase of common stock                    (1,503,955)     (15)      (7,294)                                              (7,309)
Comprehensive income:
 Net income                                                                          $2,862         2,862                     2,862
 Other comprehensive income:
 Change in net unrealized gain (loss)
    on securities available for sale                                                  1,216                      1,216        1,216
 Equity in other comprehensive loss of
    unconsolidated subsidiary                                                          (148)                      (148)        (148)
                                                                                     ------
Comprehensive income                                                                 $3,930
                                                                                     ======
Dividends declared                                                                                 (3,103)                   (3,103)
                                               ---------    -----     --------                   --------      -------     --------
BALANCE, DECEMBER 31, 2000                     4,322,944       43       68,546                    (25,737)       1,172       44,024

Repurchase of common stock                      (246,900)      (2)      (1,733)                                              (1,735)
Exercise of options                               62,898        1          270                                                  271
Exercise of warrants                             136,734        1           (1)                                                  --
Comprehensive income:
 Net income                                                                          $3,160         3,160                     3,160
 Other comprehensive income:
 Change in net unrealized gain (loss)
    on securities available for sale                                                   (561)                      (561)        (561)
 Change in net unrealized gain (loss) on
    interest rate caps designated as hedges                                             235                        235          235
 Unrealized cumulative effect of adoption
    of SFAS 133                                                                        (452)                      (452)        (452)
                                                                                     ------
Comprehensive income                                                                 $2,382
                                                                                     ======
Dividends declared                                                                                 (3,401)                   (3,401)
                                               ---------    -----     --------                   --------      -------     --------
BALANCE, DECEMBER 31, 2001                     4,275,676       43       67,082                    (25,978)         394       41,541

Repurchase of common stock                       (50,641)      (1)        (373)                                                (374)
Capital contributed to related party              63,577        1          469                                                  470
Exercise of options                              185,610        2          812                                                  814
Comprehensive income:
 Net income                                                                          $5,138         5,138                     5,138
 Other comprehensive income:
 Change in net unrealized gain (loss) on
    securities available for sale                                                      (207)                      (207)        (207)
 Change in net unrealized gain (loss) on
    interest rate caps designated as hedges                                             164                        164          164
                                                                                     ------
Comprehensive income                                                                 $5,095
                                                                                     ======
Dividends declared                                                                                 (4,482)                   (4,482)
                                               ---------    -----     --------                   --------      -------     --------
BALANCE, DECEMBER 31, 2002                     4,474,222    $  45     $ 67,990                   $(25,322)     $   351     $ 43,064
                                               =========    =====     ========                   ========      =======     ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                          2002              2001             2000
                                                                                        --------         ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  5,138         $   3,160         $  2,862
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                          655                24               21
      Amortization of net premium and deferred costs                                         133               363              203
      Loan loss provision                                                                    393               709              875
      Gain on sale of mortgage assets                                                     (2,095)           (3,782)            (873)
      Gain on mark to market of mortgage assets                                           (1,367)           (1,058)            (816)
      Gain on mark to market of mortgage assets for SFAS 133                                  --               (50)              --
      Gain on disposition of real estate owned                                              (107)               --               --
      Purchase of trading securities                                                     (41,287)         (142,540)          (7,634)
      Sale of trading securities                                                          65,497           113,945            2,709
      Distributions from unconsolidated subsidiaries in excess of
        equity (income) loss                                                                 552             3,255            1,041
      (Increase) decrease in accounts receivable                                            (494)              134             (761)
      Decrease in accrued interest receivable                                              1,072               506              460
      (Increase) decrease in notes receivable from related parties                        (1,342)           (4,651)             300
      Decrease (increase) in other assets                                                    104               250           (1,344)
      (Decrease) increase in accounts payable, accrued expenses
        and other liabilities                                                             (1,858)               91             (949)
                                                                                        --------         ---------         --------
         Net cash provided by (used in) operating activities                              24,994           (29,644)          (3,906)
                                                                                        --------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage loans                                                                 (51)           (2,172)              --
  Purchase of mortgage securities                                                         (4,866)           (4,431)          (2,934)
  Purchase of mortgage securities from affiliate                                              --                --          (13,845)
  Principal payments received on mortgage securities                                       4,446             5,067            8,001
  Principal payments received on collateral for CMOs                                      48,837            59,701           57,254
  Principal payments received on mortgage loans held for sale                                209                11               21
  Proceeds from sale of mortgage assets                                                   10,197            16,076           43,054
  Proceeds from disposition of real estate owned                                             253                --               --
  Sales of mortgage securities to affiliates                                                 945                --               --
  Increase in cash due to acquisition of subsidiaries' residual interests                  1,671                --               --
  Capital contributions to HDMF-I LLC                                                     (5,859)             (115)              --
                                                                                        --------         ---------         --------
         Net cash provided by investing activities                                        55,782            74,137           91,551
                                                                                        --------         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment of) borrowings from reverse repurchase agreements                       (27,055)           18,578          (40,962)
  Net repayment of CMOs                                                                  (48,526)          (59,207)         (45,685)
  Increase in CMO discount                                                                    --                --            1,069
  Payment of dividends                                                                    (4,218)           (3,411)          (2,822)
  Repurchase of common stock                                                                (132)           (1,736)          (7,309)
  Exercise of stock options                                                                  814               271               --
                                                                                        --------         ---------         --------
         Net cash used in financing activities                                           (79,117)          (45,505)         (95,709)
                                                                                        --------         ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,659            (1,012)          (8,064)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               8,946             9,958           18,022
                                                                                        --------         ---------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 10,605         $   8,946         $  9,958
                                                                                        ========         =========         ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

Hanover Capital Mortgage Holdings, Inc. ("Hanover") was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. Hanover has two primary subsidiaries:
Hanover Capital Partners Ltd. ("HCP") and HanoverTrade, Inc. ("HT"). When we refer to the "Company," we mean Hanover together with its consolidated and unconsolidated subsidiaries.

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of its Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and Hanover Capital Partners 2, Inc. ("HCP-2"), a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover's status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of HT, HCP and HCP-2.

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

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in mortgage-backed securities ("MBS") and mortgage loans for its own account, and, commencing in 2001, for third parties. The principal business strategy of HCP is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. Hanover also maintains an equity investment in HDMF-I LLC ("HDMF-I"). HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

The Company's principal business objective is to generate net interest income on its portfolio of mortgage securities and mortgage loans and to generate fee income through HCP, HT and third party asset-management contracts.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, overnight investments deposited with banks and money market mutual funds primarily invested in government securities with weighted maturities less than 60 days.

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

The Company seeks to limit its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence review on every loan purchased. The due diligence review encompasses the borrower's credit, the enforceability of the documents, and the value of the mortgaged property. In addition, many mortgage loans are guaranteed by an agency of the federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection.

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

Mortgage securities transactions are recorded on settlement date for mortgage securities purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the mortgage securities are removed, generally on settlement date. Realized gains and losses on mortgage securities transactions are determined on the specific identification basis.

The Company purchases both investment-grade and below-investment-grade MBS. Below-investment-grade MBS have the potential to absorb credit losses caused by delinquencies and defaults on the underlying mortgage loans. When purchasing below-investment-grade MBS, the Company leverages HCP's due diligence operations and management's substantial mortgage credit expertise to make a thorough evaluation of the underlying mortgage loan collateral. The Company monitors the delinquencies and the defaults on the underlying mortgages of its mortgage securities and, if an impairment is deemed to be other than temporary, reduces the carrying value to fair value. The Company's loan loss provision, utilized in establishing its loan loss allowance, is based on management's assessment of numerous factors affecting its portfolio of mortgage securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The adjustment of the carrying value is made by reducing the cost basis of the individual security and the amount of such write-down is recorded directly against the loan loss allowance. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to stockholders in the period the provisions are taken. Actual losses realized by the Company reduce taxable income in the period the actual loss is realized and may affect the dividends paid to stockholders for that tax year.

EQUITY INVESTMENTS - Hanover records its investment in HDMF-I on the equity method. Accordingly, Hanover records its proportionate share of the earnings or losses of HDMF-I. For all periods prior to July 1, 2002, Hanover recorded 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2 based on the equity method. Effective July 1, 2002, Hanover's financial statements are consolidated with the financial statements of HT, HCP and HCP-2.

REVERSE REPURCHASE AGREEMENTS - Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

FINANCIAL INSTRUMENTS - The Company, from time to time, enters into interest rate hedge mechanisms (forward sales of mortgage securities issued by U.S. government agencies) to manage its exposure to changes in interest rates in connection with the purchase, holding, securitization and sale of its mortgage securities and mortgage loan portfolio. The Company generally closes out the hedge position to coincide with a long-term securitization financing transaction or with any sale. As such hedges are considered freestanding derivatives for accounting purposes, the Company recognizes changes in the fair value of such hedges in earnings in the period of change.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreements and collateralized mortgage obligation, or CMO, financing. For interest rate caps designated as cash flow hedges for accounting purposes, the effective portion of the gain or loss due to changes in fair value is reported in other comprehensive income, and the ineffective portion is reported in earnings in the period of change. For interest rate caps designated as freestanding derivatives for accounting purposes, changes in fair value are recognized in earnings in the period of change. Any payment received under the interest rate cap agreements is recorded as a reduction of interest expense on the reverse repurchase agreement financing.

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

REVENUE RECOGNITION - Revenues from loan brokering, trading and advisory services are recognized when the transactions close and fees are earned and billed. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded. The Company's billing of fees relating to a transaction occurs concurrently with the closing and funding. Revenues from due diligence contracts in progress and assignment preparation services are recognized for the services provided as they are earned and billed.

INCOME TAXES - Hanover has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met.

HCP and HT file separate consolidated Federal income tax returns. HCP and HT use the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. ("FIN") 45
("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

3. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                             DECEMBER 31, 2002                          DECEMBER 31, 2001
                                                  -------------------------------------      --------------------------------------
                                                   FIXED       ADJUSTABLE                      FIXED       ADJUSTABLE
                                                    RATE          RATE          TOTAL           RATE          RATE          TOTAL
                                                  --------      --------      ---------      ---------      --------      ---------
Principal amount of mortgage loans                $     48      $    499      $     547      $     560      $  2,627      $   3,187
Net premium (discount) and deferred costs               (3)         (111)          (114)          (159)         (637)          (796)
Loan loss allowance                                     --           (20)           (20)            --            --             --
                                                  --------      --------      ---------      ---------      --------      ---------
Carrying value of mortgage loans                  $     45      $    368      $     413      $     401      $  1,990      $   2,391
                                                  ========      ========      =========      =========      ========      =========

        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                            DECEMBER 31, 2002                        DECEMBER 31, 2001
                                                  -------------------------------------      --------------------------------------
                                                   FIXED       ADJUSTABLE                      FIXED       ADJUSTABLE
                                                    RATE          RATE          TOTAL           RATE          RATE          TOTAL
                                                  --------      --------      ---------      ---------      --------      ---------
Principal amount of mortgage loans                $ 71,127      $ 31,365      $ 102,492      $ 105,849      $ 45,535      $ 151,384
Net premium (discount) and deferred costs              982          (152)           830          1,442          (167)         1,275
Loan loss allowance                                   (377)         (194)          (571)          (553)         (224)          (777)
                                                  --------      --------      ---------      ---------      --------      ---------
Carrying value of mortgage loans                  $ 71,732      $ 31,019      $ 102,751      $ 106,738      $ 45,144      $ 151,882
                                                  ========      ========      =========      =========      ========      =========

Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a pre-established percentage of the original collateral balance. During December 2002, Hanover exercised the call provisions of its 1998-A securitization. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. As discussed in
Note 19 to the Consolidated Financial Statements, the mortgage loans underlying the CMOs were sold during the first quarter of 2003.

4. MORTGAGE SECURITIES

               FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                          (dollars in thousands)

                                                                        DECEMBER 31, 2001
                                                          ------------------------------------------------
                                                          AVAILABLE     HELD TO
                                                           FOR SALE     MATURITY      TRADING       TOTAL
                                                          ---------     --------      -------      -------
             Principal balance of mortgage securities       $1,378       $   --       $25,251      $26,629
             Net premium(discount) and deferred costs           70           --         2,258        2,328
                                                            ------       ------       -------      -------
             Total amortized cost of mortgage                1,448           --        27,509       28,957
             securities
             Net unrealized gain (loss)                         62           --            45          107
                                                            ------       ------       -------      -------
             Carrying value of mortgage securities          $1,510       $   --       $27,554      $29,064
                                                            ======       ======       =======      =======

At December 31, 2002, there were no fixed-rate agency mortgage-backed securities.

                FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                   DECEMBER 31, 2002
                               ----------------------------------------------------------
                               AVAILABLE                          COLLATERAL
                                  FOR       HELD TO                  FOR
                                 SALE      MATURITY   TRADING        CMOS         TOTAL
                               ---------   --------   -------     ----------     --------
Principal balance of
 mortgage securities           $ 17,472    $     --    $ 3,433      $ 12,636      $ 33,541
Net premium (discount)
 and deferred costs              (9,164)         --       (510)       (2,466)      (12,140)
                               --------    --------    -------      --------      --------
Total amortized cost of
 mortgage securities              8,308          --      2,923        10,170        21,401
Loan loss allowance                (182)         --         --          (365)         (547)
Net unrealized gain (loss)          434          --        348            --           782
                               --------    --------    -------      --------      --------
Carrying value of
 mortgage securities           $  8,560    $     --    $ 3,271      $  9,805      $ 21,636
                               ========    ========    =======      ========      ========

                                                      DECEMBER 31, 2001
                                   ------------------------------------------------------------
                                   AVAILABLE                             COLLATERAL
                                      FOR        HELD TO                    FOR
                                      SALE      MATURITY    TRADING         CMOS         TOTAL
                                   ---------    --------    -------      ----------    --------
Principal balance of
 mortgage securities                $ 6,561      $   --     $ 6,433      $ 12,926      $ 25,920
Net premium (discount)
 and deferred costs                  (3,440)         --      (2,452)       (2,742)       (8,634)
                                    -------      ------     -------      --------      --------
Total amortized cost of
 mortgage securities                  3,121          --       3,981        10,184        17,286
Loan loss allowance                    (221)         --          --          (344)         (565)
Net unrealized gain (loss)              623          --         792            --         1,415
                                    -------      ------     -------      --------      --------
Carrying value of
 mortgage securities                $ 3,523      $   --     $ 4,773      $  9,840      $ 18,136
                                    =======      ======     =======      ========      ========

             ADJUSTABLE-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                  DECEMBER 31, 2002
                               ---------------------------------------------------------
                               AVAILABLE                          COLLATERAL
                                  FOR       HELD TO                  FOR
                                 SALE      MATURITY   TRADING        CMOS         TOTAL
                               ---------   --------   -------     ----------     --------
Principal balance of
 mortgage securities           $  2,121    $     --   $    --      $     --      $  2,121
Net premium (discount)
 and deferred costs                (963)         --        --            --          (963)
                               --------    --------   --------     --------      --------
Total amortized cost of
 mortgage securities              1,158          --        --            --         1,158
Loan loss allowance                 (25)         --        --            --           (25)
Net unrealized gain (loss)            2          --        --            --             2
                               --------    --------   --------     --------      --------
Carrying value of
 mortgage securities           $  1,135    $     --   $    --      $     --      $  1,135
                               ========    ========   =======      ========      ========

                                                      DECEMBER 31, 2001
                                 -------------------------------------------------------------
                                 AVAILABLE                             COLLATERAL
                                     FOR        HELD TO                   FOR
                                     SALE      MATURITY    TRADING        CMOS          TOTAL
                                 ----------    --------    -------     ----------     --------
Principal balance of
 mortgage securities               $    --      $   --     $ 3,692      $     --      $  3,692
Net premium (discount)
 and deferred costs                     --          --        (997)           --          (997)
                                   -------      ------     -------      --------      --------
Total amortized cost of
 mortgage securities                    --          --       2,695            --         2,695
Loan loss allowance                     --          --          --            --            --
Net unrealized gain (loss)              --          --         (13)           --           (13)
                                   -------      ------     -------      --------      --------
Carrying value of
 mortgage securities               $    --      $   --     $ 2,682      $     --      $  2,682
                                   =======      ======     =======      ========      ========

                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                              DECEMBER 31, 2002
                                               -----------------------------------------------
                                                INTEREST-       PRINCIPAL-
                                               ONLY STRIPS     ONLY STRIPS
                                               AVAILABLE         HELD TO
                                                FOR SALE        MATURITY     TRADING    TOTAL
                                               -----------     -----------   ------     ------
Principal balance of mortgage securities        $     --        $   681      $   --     $  681
Net premium (discount) and deferred costs            339           (122)         --        217
                                                --------        -------      ------     ------
Total amortized cost of mortgage securities          339            559          --        898
Loan loss allowance                                   --             --          --         --
Net unrealized gain (loss)                           234             --          --        234
                                                --------        -------      ------     ------
Carrying value of mortgage securities           $    573        $   559      $   --     $1,132
                                                ========        =======      ======     ======

                                                                  DECEMBER 31, 2001
                                                  -------------------------------------------------
                                                   INTEREST-     PRINCIPAL-
                                                  ONLY STRIPS   ONLY STRIPS
                                                   AVAILABLE      HELD TO
                                                    FOR SALE      MATURITY      TRADING      TOTAL
                                                  -----------   -----------     -------     -------
Principal balance of mortgage securities            $    --        $ 929         $   --     $   929
Net premium (discount) and deferred costs               639         (161)            --         478
                                                    -------        -----         ------     -------
Total amortized cost of mortgage securities             639          768             --       1,407
Loan loss allowance                                      --           --             --          --
Net unrealized gain (loss)                             (106)          --             --        (106)
                                                    -------        -----         ------     -------
Carrying value of mortgage securities               $   533        $ 768         $   --     $ 1,301
                                                    =======        =====         ======     =======

The carrying values of the Company's mortgage securities by average life as of December 31, 2002 are as follows (dollars in thousands):

                                    AVAILABLE    HELD TO             COLLATERAL
                AVERAGE LIFE        FOR SALE    MATURITY   TRADING    FOR CMOS
            --------------------    ---------   --------   -------   ----------
            Less than five years     $ 1,325     $  352     $   --     $9,785
            Five to ten years          7,799        207      3,271         20
            More than ten years        1,144         --         --         --
                                     -------     ------     ------     ------
                                     $10,268     $  559     $3,271     $9,805
                                     =======     ======     ======     ======

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, oftentimes without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2002, 2001 and 2000 were as follows (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31, 2002
                                                             --------------------------------------------
                                                                                 GROSS            GROSS
                                                                                REALIZED         REALIZED
                                                             PROCEEDS             GAIN             LOSS
                                                             --------           --------         --------
            Sale of subordinate MBS                           $ 7,288            $1,771            $  (3)
            Sale of Agency pass-through MBS                     1,307                55               --

                                                                      YEAR ENDED DECEMBER 31, 2001
                                                             --------------------------------------------
                                                                                 GROSS            GROSS
                                                                                REALIZED         REALIZED
                                                             PROCEEDS             GAIN             LOSS
                                                             --------           --------         --------
            Sale of subordinate MBS                           $16,079            $3,585            $  (2)

                                                                      YEAR ENDED DECEMBER 31, 2000
                                                             --------------------------------------------
                                                                                 GROSS            GROSS
                                                                                REALIZED         REALIZED
                                                             PROCEEDS             GAIN             LOSS
                                                             --------           --------         --------
            Sale of subordinate MBS                           $ 5,882            $1,248            $  --
            Sale of Agency pass-through MBS                    39,881                --             (429)

5. CONCENTRATION OF CREDIT RISK

MORTGAGE LOANS - The Company's exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in its mortgage portfolio for the loans in certain geographic areas. At December 31, 2002, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans are as follows:

                             MORTGAGE LOANS HELD AS
                               COLLATERAL FOR CMOS

                        Florida               15%
                        California            12
                        Texas                 12
                                              --
                        Total                 39%
                                              ==

The Company did not have any material concentrations of credit risk in its held for sale category at December 31, 2002.

MORTGAGE SECURITIES - The Company's exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers.

                     CONCENTRATION OF CREDIT RISK BY ISSUER
                             (dollars in thousands)

                                                                           DECEMBER 31, 2002
                                           ---------------------------------------------------------------------------------
                                            AVAILABLE          HELD                             COLLATERAL
                                              FOR               TO                                  FOR
            ISSUER                            SALE           MATURITY           TRADING             CMOS             TOTAL
            ----------------------         ---------         --------         ----------        -----------        ---------
            Hanover Capital 1998-B         $     573         $    559         $       --         $   9,805         $  10,937
            Issuer 1                           4,060               --                372                --             4,432
            Issuer 2                             903               --              1,371                --             2,274
            Issuer 3                           2,150               --                 --                --             2,150
            Issuer 4                             626               --              1,298                --             1,924
            Issuer 5                             669               --                 --                --               669
            Issuer 6                             507               --                 --                --               507
            Issuer 7                             507               --                 --                --               507
            Issuer 8                             273               --                230                --               503
                                           ---------         --------         ----------         ---------         ---------
            Total                          $  10,268         $    559         $    3,271         $   9,805         $  23,903
                                           =========         ========         ==========         =========         =========

CASH AND OVERNIGHT INVESTMENTS - The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution for each legal entity. At December 31, 2002, the Company had amounts on deposit with the financial institutions in excess of FDIC limits. At December 31, 2002, the Company had overnight investments of $10,026,000 primarily in money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, Federal Agency notes or mutual funds of government securities.

6. LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                          2002               2001               2000
                                                        -------            -------            -------
            Balance, beginning of period                $ 1,342            $ 1,724            $   799
            Loan loss provision                             393                709                875
            Transfers from related company                   --                 --                729
            Sales                                          (197)              (852)              (593)
            Charge-offs                                    (395)              (241)               (92)
            Recoveries                                       --                  2                  6
                                                        -------            -------            -------
            Balance, end of period                      $ 1,143            $ 1,342            $ 1,724
                                                        =======            =======            =======

7. EQUITY INVESTMENTS

As of and for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, Hanover owned 100% of the non-voting preferred stock of HCP, HT and HCP-2. These ownership interests entitled Hanover to receive 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2. As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2002, Hanover acquired 100% of the common stock of HCP, HT and HCP-2; therefore, for the periods ending after June 30, 2002, the financial statements of HCP, HT and HCP-2 will be consolidated with the financial statements of Hanover.

The table below reflects the activity recorded in Hanover's equity investments (dollars in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------------
                                                    2002                                                  2001
                          --------------------------------------------------------      ------------------------------------------
                            HCP           HT        HCP-2      HDMF-I       TOTAL        HCP          HT       HDMF-I       TOTAL
                          -------      -------      ----      -------      -------      ------     -------     ------      -------
Beginning balance         $ 1,808      $(4,789)     $ --      $    80      $(2,901)     $1,765     $(1,526)     $  --      $   239
Capital contribution           --          470        --        5,859        6,329          --          --        115          115
Applicable % of net
 income (loss)                112          655       (19)         157          905          43      (3,263)       (35)      (3,255)
Applicable % of
 comprehensive
 loss                          --           --        --           --           --          --          --         --           --
Distributions                  --           --        --       (1,458)      (1,458)         --          --         --           --
Impact of acquisition
 of subsidiaries'
 common stock              (1,920)       3,664        19           --        1,763          --          --         --           --
                          -------      -------      ----      -------      -------      ------     -------      -----      -------
Ending balance            $    --      $    --      $ --      $ 4,638      $ 4,638      $1,808     $(4,789)     $  80      $(2,901)
                          =======      =======      ====      =======      =======      ======     =======      =====      =======

                               YEARS ENDED DECEMBER 31,
                          ---------------------------------
                                        2000
                          ---------------------------------
                            HCP           HT         TOTAL
                          -------      -------      -------
Beginning balance         $ 1,466      $   (30)     $ 1,436
Capital contribution           --           --           --
Applicable % of net
 income (loss)                455       (1,496)      (1,041)
Applicable % of
 comprehensive
 loss                        (156)          --         (156)
Distributions                  --           --           --
Impact of acquisition
 of subsidiaries'
 common stock                  --           --           --
                          -------      -------      -------
Ending balance            $ 1,765      $(1,526)     $   239
                          =======      =======      =======

8. NOTES RECEIVABLE AND DUE FROM RELATED PARTIES

As of December 31, 2002, Hanover had $2,563,000 of loans outstanding to four executive officers ("Principals"), $870,000 of loans outstanding to HCP and $7,396,000 of loans outstanding to HT. The loans to HCP and HT are eliminated in the consolidated financial statements as of December 31, 2002. Subsequent to June 30, 2002, the interest income and related expense on the loans to HCP and HT are eliminated in the consolidated financial statements.

                                NOTES RECEIVABLE
                             (dollars in thousands)

                               DECEMBER 31,   INTEREST
                                  2002          RATE        MATURITY DATE
                               ------------   --------      -------------
           Principals            $  483         6.02%       September 2007
                                  1,267         5.70        September 2007
                                    813         5.51          March 2003
           HCP                      870         3.25          March 2004
           HT                     7,396         3.25          March 2004
           Eliminations          (8,266)
                                -------

                                $ 2,563
                                =======

The loans to Principals are partially secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively. The loans to HCP and HT are unsecured.

Additional amounts due from related parties at December 31, 2002 are as follows (dollars in thousands):

                                 ACCRUED
                                 INTEREST       OTHER
                                RECEIVABLE    RECEIVABLES       TOTAL
                                ----------    -----------       -----
            HCP                  $     5        $    15        $    20
            HT                        58            173            231
            HDMF-I                    --            101            101
            Other                      5             --              5
            Eliminations             (63)          (188)          (251)
                                 -------        -------        -------
                                 $     5        $   101        $   106
                                 =======        =======        =======

9. REVERSE REPURCHASE AGREEMENTS

At December 31, 2002, the Company had outstanding borrowings on retained CMO securities of $1,698,000 with a weighted average borrowing rate of 2.97% and a weighted average remaining maturity of one month. Retained CMO securities represent the Company's net investment in the CMOs issued by the Company. The reverse repurchase financing agreements at December 31, 2002 are collateralized by securities with a cost basis of $9,922,000.

At December 31, 2002, the Company had outstanding reverse repurchase agreement financing for mortgage securities (other than retained CMO securities) of $4,585,000 with a weighted average borrowing rate of 3.37% and a remaining maturity of less than one month. These mortgage securities are mortgage securities that the Company has purchased or created in transactions other than CMOs. The repurchase agreement financing at December 31, 2002 was collateralized by securities with a cost basis of $7,310,000.

At December 31, 2002, the Company had available capacity to borrow $10 million under a committed reverse repurchase line of credit. This committed line matures on March 27, 2003.

Information pertaining to reverse repurchase agreement financing as of and for the years ended December 31, 2002 and 2001 is summarized as follows (dollars in thousands):

                     REVERSE REPURCHASE AGREEMENT FINANCING

                                                                     YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                                2002                          2001
                                                      ------------------------     --------------------------
                                                       RETAINED       OTHER         RETAINED         OTHER
                                                         CMO         MORTGAGE         CMO           MORTGAGE
                                                      SECURITIES    SECURITIES     SECURITIES      SECURITIES
                                                      ----------    ----------     ----------      ----------
      REVERSE REPURCHASE AGREEMENTS
      Balance of borrowing at end of period             $1,698        $ 4,585        $ 1,910        $31,428
      Average borrowing balance during the period       $1,786        $12,538        $ 2,536        $15,817
      Average interest rate during the period             2.97%          3.37%          7.16%          6.58%
      Maximum month-end borrowing balance
         during the period                              $1,889        $28,899        $ 3,626        $33,496

      COLLATERAL UNDERLYING THE AGREEMENTS
      Balance at end of period - carrying value         $9,922        $ 7,310        $10,626        $38,354

Additional information pertaining to individual reverse repurchase agreement lenders at December 31, 2002 is summarized as follows (dollars in thousands):

                                                              REVERSE
                                                             REPURCHASE      UNDERLYING      WEIGHTED AVERAGE
         LENDER                 TYPE OF COLLATERAL           FINANCING       COLLATERAL        MATURITY DATE
---------------------          -----------------------       ---------       ----------    --------------------
Lender A (committed)           Retained CMO Securities        $  1,698        $  9,922      March 27, 2003
Lender A                       Mortgage Securities                 578           1,133      January 8, 2003 (a)
Lender B                       Mortgage Securities               2,354           3,689      January 6, 2003 (a)
Lender C                       Mortgage Securities               1,028           1,390      January 10, 2003 (a)
Lender D                       Mortgage Securities                 625           1,098      January 16, 2003 (a)
                                                              --------        --------
Total                                                         $  6,283        $ 17,232
                                                              ========        ========

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

Information pertaining to the CMOs as of and for the year ended December 31, 2002 is summarized as follows (dollars in thousands):

                                                                                 SECURITIZATIONS
                                                      --------------------------------------------------------------------
                                                       2000-A         1999-B        1999-A         1998-A          TOTAL
                                                      -------        -------        -------        -------        --------
      Balance of borrowing at end of period           $10,737        $32,208        $43,000        $16,644        $102,589
      Average borrowing balance during
         the period                                    10,821         39,858         51,612         22,681         124,972
      Average interest rate during the period           10.12%          3.00%          6.07%          6.77%           5.57%
      Interest rate at end of period                     9.88%          3.09%          6.61%          6.98%           5.91%
      Maximum month-end borrowing
         balance during the period                     10,887         48,115         59,537         27,864         146,403

      CMO collateral
      Balance at end of period - carrying value       $ 9,557        $35,667        $48,504        $18,580        $112,308

During December 2002, Hanover exercised the call provisions of its 1998-A securitization. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. As discussed in Note 19 to the Consolidated Financial Statements, the mortgage loans underlying the CMOs were sold during the first quarter of 2003.

Aggregate annual principal repayments of mortgage-backed bonds based upon the expected amortization of the underlying mortgage loan collateral at December 31, 2002 were as follows (dollars in thousands):

                         YEAR                      AMOUNT
                      ---------                  ---------
                         2003                     $ 27,284
                         2004                       20,037
                         2005                       14,872
                         2006                       11,014
                         2007                        8,135
                      Thereafter                    21,150
                                                 ---------
                                                 $ 102,492
                                                 =========

SECURITIZED SALE - At December 31, 2002, the Company had a remaining investment of $10,937,000 in securities retained from Hanover 1998-B; these securities had a fair value of $12,098,000. The Company determines the fair value of these securities by obtaining market quotes from a third party dealer firm. In providing these quotes, the dealer firm used the following assumptions for the Hanover 1998-B securities:

             TYPE OF                 CREDIT                               DISCOUNT           PREPAYMENT          AVERAGE
            SECURITY                 RATING             SPREAD              RATE               SPEED               LIFE
           -----------               ------             -------         ------------         ----------         ---------
           Subordinate               AA/AAA              265 bp           4.30-4.10%         25-35% CPR          0-1 years
           Subordinate                A/AA+              365              5.03-6.30           25-35              0-4
           Subordinate               BBB/A+              615              8.80-9.11           25-35                4
           Subordinate               BB/BB+             1115            13.80-14.11           25-35                4
           Subordinate                 B/B              1515            17.80-18.11           25-35                4
           Subordinate               Unrated              --            80.03-93.18           25-35              3-4
           Interest-only             AAA/AAA              --                   0.00           50-60              0-1
           Principal-only            AAA/AAA              --                   5.00               0             4-14

Discount rates in the market for subordinate securities are typically quoted based on the assumption that the securities will not incur any losses, notwithstanding the fact that market makers expect that these securities will incur losses. The exposure of these securities to credit losses is reflected in the quoted discount rates. Although dealer firms do not typically quote credit loss assumptions, the Company monitors and projects the credit losses on its portfolio. The Company assumes that the mortgage loans in the Hanover 1998-B securitization will default at an annual rate of 0.30% per year, and the Company will recover 75% of the principal balance of the defaulted mortgage loans. Using these assumptions, the quoted prices for the unrated subordinate securities result in an annualized yield of 80% - 93%. This default rate assumption results in projected cumulative losses of $116,000, or 0.04% of the original principal balance of the mortgage loans in the Hanover 1998-B securitization.

The following tables show the impact of a change of each of the foregoing assumptions on the fair value of the related securities (dollars in thousands):

                          SENSITIVITY TO DISCOUNT RATE

                    TYPE             CHANGE IN       DECLINE
                     OF               DISCOUNT         IN
                  SECURITY             RATE           VALUE
               --------------       ----------      ----------
                Subordinate          +100 bp        $ 177,000
                                     +200 bp          347,000

               Interest-Only         +500 bp        $   2,000
                                    +1000 bp            4,000

               Principal-Only         +25 bp        $   7,000
                                      +50 bp           15,000

                         SENSITIVITY TO PREPAYMENT SPEED

                  TYPE OF            PAYMENT        DECLINE IN
                  SECURITY            SPEED            VALUE
               --------------       ----------      ----------
                Subordinate         25-35% CPR      $      --
                                    15-25             139,000
                                     5-15             291,000

               Interest-Only        50-60           $      --
                                    60-70              24,000
                                    70-80              37,000

               Principal-Only           0           $      --

                         SENSITIVITY TO LOSS ASSUMPTION

                                  ANNUAL
                  TYPE OF        DEFAULT      CUMULATIVE       DECLINE IN
                 SECURITY          RATE         LOSSES            VALUE
              --------------    ---------     ----------       ----------
                Subordinate       0.30%         0.04%           $     --
                                  0.90%         0.11%             24,000
                                  3.00%         0.35%            239,000

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

MANAGED MORTGAGE WHOLE LOANS - The following table presents certain information relating to all mortgage loans securitized by the Company or owned by the Company at December 31, 2002 (dollars in thousands):

                                 MANAGED ASSETS

                                                                              PRINCIPAL
                                                                               BALANCE
                                                                            -----------
      Mortgage loans held for sale                                          $       547
      Mortgage loans collateralizing on-balance sheet CMOs                      102,492
      Mortgage loans collateralizing off-balance sheet securitization
           executed by the Company                                               68,540
                                                                            -----------
      Total mortgage loans purchased and managed by the Company             $   171,579
                                                                            ===========

                                                                            DELINQUENCY
                                                                                RATES
                                                                            -----------
      30-59 days delinquent                                                     8.49%
      60-89 days delinquent                                                     1.68%
      90 or more days delinquent                                                3.47%
      Loans in foreclosure                                                      1.03%
      Real estate owned                                                         0.43%

The Company realized credit losses of $347,000 on the foregoing assets during the year ended December 31, 2002.

11. EMPLOYEE BENEFIT PLANS

401(K) PLAN - The Company participates in the HCP retirement plan ("401(k) Plan"). The 401(k) Plan is available to all full-time company employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2002, 2001 and 2000, expense related to the 401(k) Plan was $66,487, $21,444 and $21,987, respectively. The expense related to the 401(k) Plan for the year ended December 31, 2002 includes $51,273 for HCP and HT for the six months ended December 31, 2002.

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

1997 Stock Option Plan - The 1997 Stock Option Plan provides for the grant of qualified incentive stock options, stock options not so qualified, restricted stock, performance shares, stock appreciation rights and other equity-based compensation. The 1997 Stock Option Plan authorized the grant of options to purchase, and limited stock awards of, an aggregate of up to 325,333 shares of Hanover's common stock.

Of the stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan, stock options granted to the Principals to purchase an aggregate of 162,664 shares of Hanover's common stock at Hanover's initial offering price vested ratably over a 48-month period from the date of the grant and, at December 31, 2002, are fully vested. Stock options granted to the non-employee directors to purchase an aggregate of 8,000 shares of Hanover's common stock are exercisable when issued. The remaining stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan were contingent and would have vested, subject to other vesting requirements imposed by the Compensation Committee, in full or in part on any September 30 beginning with September 30, 1998 and ending with September 30, 2002 (each, an "Earn-out Measuring Date"). No vesting occurred on any Earn-out Measuring Dates. To maintain a tie between executive compensation and Hanover's corporate performance, effective July 1, 2002, Hanover revised the vesting targets and Earn-out Measuring Dates related to stock options granted to the Principals to purchase an aggregate of 80,160 shares of Hanover's common stock. Hanover cancelled the original options issued to the Principals and reissued new stock options with the same exercise price of $15.75 but vesting in full or in part on any July 1 beginning with July 1, 2003 and ending with July 1, 2007. The new vesting targets are based on the July 1, 2002 stock price rather than Hanover's initial offering price. All other stock options granted pursuant to the 1997 Stock Option Plan have expired.

1999 Stock Option Plan - The 1999 Stock Option Plan authorizes the grant of options of up to 550,710 shares of Hanover's common stock.

Transactions during the years ended December 31, 2002, 2001 and 2000 relating to the Hanover 1997 and 1999 Stock Option Plans are as follows:

                                        # OF OPTIONS FOR SHARES                          WEIGHTED
                                       --------------------------                         AVERAGE
                                          1997             1999           EXERCISE       EXERCISE
                                          PLAN             PLAN             PRICE          PRICE
                                       ----------       ---------         --------       --------
Outstanding at December 31, 1999         295,324                                          $15.350
                                                                                          =======
                                                         270,250                          $ 4.625
                                                                                          =======
Stock Option Activity - 2000

Granted - May 18, 2000                                   282,210           $3.875
Cancelled                                 (6,250)                          15.750
Cancelled                                 (2,000)                          15.940
Cancelled                                                (13,750)           3.875
Cancelled                                                (17,500)           4.625
                                         -------        -------
Outstanding at December 31, 2000         287,074                                          $15.340
                                                                                          =======
                                                         521,210                          $ 4.240
                                                                                          =======

Stock Option Activity - 2001

Granted - May 24, 2001                                      4,000          $7.750
Cancelled                                 (7,750)                          15.750

Cancelled                                                 (3,333)           4.625
Cancelled                                                 (5,000)           3.875
Exercised                                                (36,332)           4.625
Exercised                                                (26,566)           3.875
                                         -------        -------
Outstanding at December 31, 2001         279,324                                          $15.330
                                         =======                                          =======
                                                         453,979                          $ 4.260
                                                                                          =======

Stock Option Activity - 2002
Granted - May 17, 2002                                     2,000            9.800
Reissued - July 1, 2002                   80,160                           15.750
Cancelled                                (86,160)                          15.750
Cancelled                                                 (6,084)           4.625
Cancelled                                                 (6,250)           3.875
Expired                                  (22,500)                          15.750
Exercised                                               (126,167)           4.625
Exercised                                                (59,443)           3.875
                                         -------        -------

Outstanding at December 31, 2002         250,824                                          $15.283
                                         =======                                          =======
                                                         258,035                          $ 4.216
                                                        ========                          =======

At December 31, 2002, 2001 and 2000, 350,878, 383,754 and 253,136 options, respectively, were exercisable, with exercise prices ranging from $3.875 to $18.130.

The per share weighted average fair value of stock options granted for the years ended December 31, 2002 and 2001 was $0.10 and $1.43, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2002          2001
                                              ----          ----
            Expected life (years)               10            10
            Risk-free interest rate           4.79%         5.49%
            Volatility                       26.38%         32.1%
            Expected dividend yield          11.91%         10.3%

Hanover applies APB Opinion No. 25 in accounting for its 1997 and 1999 Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 2002, 2001 and 2000. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

                                                   YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                             2002           2001            2000
                                          --------       ---------       --------
      Net earnings:
         As reported                      $  5,138       $   3,160       $  2,862
         Pro forma                        $  5,130       $   3,154       $  2,814

      Earnings per share - basic:
         As reported                      $   1.16       $    0.74       $   0.56
         Pro forma                        $   1.16       $    0.74       $   0.55

      Earnings per share - diluted:
         As reported                      $   1.15       $    0.73       $   0.56
         Pro forma                        $   1.14       $    0.73       $   0.55

BONUS INCENTIVE COMPENSATION PLAN - A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. As of December 31, 2002, a bonus accrual of $198,000 was recorded. No such accrual was recorded in 2001 and 2000.

12. AFFILIATED PARTY TRANSACTIONS

Hanover engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2003 with subsequent renewal.

The 2002, 2001 and 2000 Consolidated Statements of Income include management and administrative expenses of $345,000 (for the period January 1 through June 30, 2002), $716,000 and $634,000, respectively, relating to billings from HCP. In addition, the 2000 Consolidated Statement of Income includes commission expense of $4,000. The 2002 (for the period January 1 through June 30, 2002), 2001 and 2000 Consolidated Statements of Income also reflect a reduction in personnel expenses for a portion of salaries allocated (and billed) to HCP.

During 2002, 2001 and 2000, Hanover recorded the following interest income generated from loans to related parties (dollars in thousands):

                                    YEARS ENDED DECEMBER 31,
                                 ----------------------------
                                  2002        2001       2000
                                 -----        ----       ----
              Principals         $ 171        $184       $185
              HCP                   40          58        265
              HT                   265         368         81
              HCP-2                277           2         --
              Eliminations        (251)         --         --
                                 -----        ----       ----

                                 $ 502        $612       $531
                                 =====        ====       ====

13. DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (CASH FLOW HEDGES & FREESTANDING DERIVATIVE)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. At December 31, 2001, the Company had designated two of its interest rate caps as "cash flow hedges" and one as a "freestanding derivative". During the first quarter of 2002, the Company terminated hedge accounting for one of its cash flow hedges. At the termination date, the loss previously reported in other comprehensive income of $164,000 was reclassified through earnings. The other cash flow hedge matured in August 2002. Accordingly, at December 31, 2002, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company did not recognize any gains or losses for the year ended December 31, 2002 as a result of hedge ineffectiveness for the interest rate caps previously designated as cash flow hedges. The Company recognized $161,000 of losses for the year ended December 31, 2002 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. At December 31, 2002, the fair value of the Company's interest rate caps was $1,000.

FORWARD SALES OF AGENCY SECURITIES (FREESTANDING DERIVATIVES)

For the year ended December 31, 2002, the Company entered into forward sales of government agency guaranteed securities, known as "Agency" securities, and futures contracts to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales and futures contracts to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales or futures contracts. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for MBS, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. Changes in interest rates also affect the value of the futures contracts. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities, the forward sales and the futures contracts. Using this information, the Company determines the amount of forward sales or futures contracts that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales or futures contracts. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain on mark to market of mortgage assets, net of associated hedge in the accompanying Consolidated Statement of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Consolidated Statement of Income. The Company realized net losses on forward sales of $556,000 and on futures contracts of $753,000 for the year ended December 31, 2002. At December 31 2002, the fair value of the Company's one forward sale of Agency MBS was ($47,000).

14. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

COMMON STOCK

In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock from time to time in open market transactions at a total cost not to exceed $3,000,000. During 2000, Hanover repurchased 498,975 shares under the 2000 share repurchase program at an average price of $5.74 for a total cost of $2,863,000. Therefore, Hanover has remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program.

On August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. On August 13, 2001, Hanover repurchased 57,000 shares under the August 2001 share repurchase authorization at an average price of $7.03 per share for a total cost of $401,000. Therefore, Hanover has remaining authority to purchase up to 3,000 shares under the August 2001 share repurchase authorization.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of December 31, 2002, 15,666 shares have been repurchased for approximately $132,000. Therefore, Hanover has remaining authority to purchase up to 2,500 shares under the 2002 share repurchase authorization.

On January 19, 2001, Hanover's affiliate, HT, hired 18 employees of Pamex and purchased all of Pamex's assets. The purchase price consisted of $850,000 in cash paid at closing, plus an earn-out of between $1,250,000 and $1,500,000 payable over three years in shares of Hanover common stock. The earn-out is based on performance targets. The performance targets for the first two years were met during 2002 and 2001 and $500,000 was accrued by HT each year. On February 24, 2003, Hanover made a capital contribution to HT of $75,000 in cash and 60,180 shares of HCHI common stock with a then fair market value of $457,970. On February 19, 2002, Hanover made a capital contribution of 63,577 shares of Hanover common stock with a then fair market value of $470,470. The 2002 diluted earnings per share including the 60,180 shares would be $1.13. The 2001 diluted earnings per share after cumulative effect of adoption of SFAS 133, including the 63,577 shares, would be $0.72.

The following table summarizes the activity in common stock and additional paid-in capital for 2002, 2001and 2000 (dollars in thousands except share data):

                                                                                               COMMON STOCK            ADDITIONAL
                                                                                          ----------------------        PAID-IN
                                                                                            SHARES        AMOUNT        CAPITAL
                                                                                          ----------      ------       ----------
Balance, December 31, 1999                                                                 5,826,899      $   58        $ 75,840
Repurchases on open market pursuant to 1998 share repurchase program                          (4,980)         --             (16)
Repurchases on open market pursuant to 1999 share repurchase program                      (1,000,000)        (10)         (4,420)
Repurchases on open market pursuant to 2000 share repurchase program                        (498,975)         (5)         (2,858)
                                                                                          ----------      ------        --------
Balance, December 31, 2000                                                                 4,322,944          43          68,546

Repurchases on open market pursuant to April 2001 share repurchase authorization            (189,900)         (2)         (1,333)
Repurchases on open market pursuant to August 2001 share repurchase authorization            (57,000)         --            (400)
Options exercised by employees under 1999 Stock Option Plan                                   62,898           1             270
Cashless exercise of 1 warrant pursuant to Warrant Agreement with third party                136,734           1              (1)
                                                                                          ----------      ------        --------
Balance, December 31, 2001                                                                 4,275,676          43          67,082

Repurchases from employees pursuant to February 2002 share repurchase authorization          (15,666)         --            (132)
Settlement of note receivable from of officer through common stock repurchase                (34,975)         (1)           (241)
Capital contributed to HT related to first earn-out on Pamex acquisition                      63,577           1             469
Options exercised by employees under 1999 Stock Option Plan                                  185,610           2             812
                                                                                          ----------      ------        --------
Balance, December 31, 2002                                                                 4,474,222      $   45        $ 67,990
                                                                                          ==========      ======        ========

STOCKHOLDER PROTECTION RIGHTS AGREEMENT

In 2000, the Board of Directors approved and adopted the Stockholder Protection Rights Agreement and approved amendments to such agreement in September 2001 and June 2002 (combined, the "Rights Agreement, as amended"). The Rights Agreement, as amended, provides for the distribution of preferred purchase rights ("Rights") to common stockholders. One Right is attached to each outstanding share of common stock and will attach to all subsequently issued shares. Each Right entitles the holder to purchase one one-hundredth of a share (a "Unit") of Participating Preferred Stock at an exercise price of $17.00 per Unit, subject to adjustment. The Rights separate from the common stock ten days (or a later date approved by the Board of Directors) following the earlier of (a) a public announcement by a person or group of affiliated or associated persons ("Acquiring Person") that such person has acquired beneficial ownership of 10% or more of Hanover's outstanding common shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz) or (b) the commencement of a tender or exchange offer, the consummation of which would result in an Acquiring Person becoming the beneficial owner of 10% or more of Hanover's outstanding common shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz).

If, any Acquiring Person holds 10% or more of Hanover's outstanding shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz) or Hanover is party to a business combination or other specifically defined transaction, each Right (other than those held by the Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the surviving company with a market value equal to two times the exercise price of the Right. The Rights expire in 2010, and are redeemable at the option of a majority of Hanover's Directors at $0.01 per Right at any time until the tenth day following an announcement of the acquisition of 10% or more of Hanover's common stock.

EARNINGS PER SHARE (dollars in thousands, except per share data)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                             2002              2001            2000
                                                                          ----------       ----------       ----------
EARNINGS PER SHARE BASIC:
   Income before cumulative effect of adoption of SFAS 133                $    5,138       $    3,114       $    2,862
   Cumulative effect of adoption of SFAS 133                                      --               46               --
                                                                          ----------       ----------       ----------
   Net income (numerator)                                                 $    5,138       $    3,160       $    2,862
                                                                          ==========       ==========       ==========

   Average common shares outstanding  (denominator)                        4,417,221        4,256,874        5,102,563
                                                                          ==========       ==========       ==========

   Per share:
        Before cumulative effect of adoption of SFAS 133                  $     1.16       $     0.73       $     0.56
        Cumulative effect of adoption of SFAS 133                                 --             0.01               --
                                                                          ----------       ----------       ----------
        After cumulative effect of adoption of SFAS 133                   $     1.16       $     0.74       $     0.56
                                                                          ==========       ==========       ==========

EARNINGS PER SHARE DILUTED:
   Income before cumulative effect of adoption of SFAS 133                $    5,138       $    3,114       $    2,862
   Cumulative effect of adoption of SFAS 133                                      --               46               --
                                                                          ----------       ----------       ----------
   Net income (numerator)                                                 $    5,138       $    3,160       $    2,862
                                                                          ==========       ==========       ==========

   Average common shares outstanding                                       4,417,221        4,256,874        5,102,563
                                                                          ----------       ----------       ----------

   Add: Incremental shares from assumed conversion of warrants                    --               --           24,170
        Incremental shares from assumed conversion of stock options           63,523           53,758              407
                                                                          ----------       ----------       ----------
   Dilutive potential common shares                                           63,523           53,758           24,577
                                                                          ----------       ----------       ----------

   Diluted weighted average shares outstanding (denominator)               4,480,744        4,310,632        5,127,140
                                                                          ==========       ==========       ==========

   Per share:
        Before cumulative effect of adoption of  SFAS 133                 $     1.15       $     0.72       $     0.56
        Cumulative effect of adoption of SFAS 133                                 --             0.01               --
                                                                          ----------       ----------       ----------
        After cumulative effect of adoption of SFAS 133                   $     1.15       $     0.73       $     0.56
                                                                          ==========       ==========       ==========

15. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

      (dollars in thousands, except share data)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                         2002           2001           2000
                                                                                       --------       --------       -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
                Income taxes                                                           $     11       $     --       $    --
                                                                                       ========       ========       =======
                Interest                                                               $  8,092       $ 14,135       $20,666
                                                                                       ========       ========       =======
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Dividends declared in December but not paid until the following year                $  1,119       $    855       $   865
                                                                                       ========       ========       =======
   Payment of note receivable from related party with Hanover common stock             $    242       $     --       $    --
                                                                                       ========       ========       =======
   Transfer of mortgage loans to real estate owned                                     $    369       $     --       $    --
                                                                                       ========       ========       =======
   Acquisition of common stock of subsidiaries from related parties in
      exchange for reduction of notes receivable from related parties                  $    474       $     --       $    --
                                                                                       ========       ========       =======
   Capital contribution of 63,577 shares of common stock to HT                         $    470       $     --       $    --
                                                                                       ========       ========       =======
   Cashless exercise of 1 warrant in exchange for 136,734 shares of common stock       $     --       $      1       $    --
                                                                                       ========       ========       =======
INCREASE IN CASH DUE TO ACQUISITION OF SUBSIDIARIES'
 RESIDUAL INTERESTS
   Total negative equity of subsidiaries prior to acquisition                          $ (1,816)      $     --       $    --
   Less net liabilities of subsidiaries prior to acquisition, excluding cash             (3,487)            --            --
                                                                                       --------       --------       -------
   Net increase in cash due to acquisition of subsidiaries' residual interests         $  1,671       $     --       $    --
                                                                                       ========       ========       =======

16. SEGMENT REPORTING

As discussed in Note 1 to the Consolidated Financial Statements, the Company is engaged in three principal businesses which are conducted through its three primary operating units, each a reportable segment: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in MBS and mortgage loans for its own account, and, commencing in 2001, for third parties. The principal business strategy of HCP is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also services multifamily mortgage loans and owns a registered broker/dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. HT also owns a broker/dealer whose activities are not material and are combined with HT for segment reporting purposes.

As discussed in Note 7 to the Consolidated Financial Statements, prior to June 30, 2002, HCP and HT were unconsolidated subsidiaries. Therefore, segment information is only being provided for 2002 as follows (dollars in thousands):

                                            Hanover
                                            Capital      Hanover
                                           Mortgage      Capital       Hanover
                                           Holdings,     Partners       Trade,                    Elimina-
                                             Inc.          Ltd.          Inc.         Other         tions      Consolidated
                                           ---------     --------      -------        -----       --------     ------------
Net interest income                        $  5,973       $   12       $     6        $ 352        $  (251)      $  6,092
Other revenues (loss)                         2,316        4,348         3,164         (160)            (5)         9,663
Net income (loss)                             5,138          482          (913)          44            387          5,138
Total assets                                154,381        3,706         4,346           24         (6,586)       155,871
Capital expenditures and investments          6,391           35           710           --             --          7,136
Depreciation and amortization                     3           27           625           --             --            655

17. COMMITMENTS AND CONTINGENCIES

Hanover entered into employment agreements with the Principals and Mr. Kaplan. Such agreements provided for initial five-year terms, and provided for initial aggregate annual base salaries of $1,200,000 (subject to cost of living increases). Mr. Kaplan's agreement will terminate on December 31, 2006. However, pursuant to the amendments upon the expiration of the initial term, the term of each contract for the Principals would be automatically extended on its anniversary for a one-year period, unless either party gives notice to the contrary. Effective July 1, 2002, Hanover entered into an Amended and Restated Employment Agreement with each of the Principals. These employment agreements are substantially identical to the previous employment agreement with each of these officers, except that (i) the base salary was set at the officer's current salary as of July 1, 2002; and (ii) each agreement has a five-year term, automatically renewing for successive one-year terms thereafter until Hanover or the officer terminates the agreement. During 2002, 2001 and 2000, a portion of the aggregate base salaries was allocated to Hanover's principal taxable subsidiaries, HCP and HT, based on management's actual and estimated time involved with the subsidiary's activities.

As additional consideration to the Principals for their contribution of their HCP preferred stock to Hanover, Hanover has agreed, pursuant to a Contribution Agreement, to (i) issue to the Principals up to 216,667 additional shares of Hanover's common stock and (ii) forgive a maximum of $1,750,000 in loans made to the Principals if certain financial returns to stockholders are met based on its initial offering price over certain performance periods, the last of which would have ended on September 30, 2002. None of the targets were met within the first four periods, so no Earn-Out Shares have been issued and none of the loans have been forgiven. In accordance with Hanover's policy of tying executive compensation to its corporate performance, effective July 1, 2002, Hanover has entered into Amendment No. 1 to the Contribution Agreement. As a result, the shares could be issued, and the loans could be forgiven, in performance periods between 2002 and 2007 if Hanover meets new performance targets based on its July 1, 2002 market price rather than its initial offering price.

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities.

At December 31, 2002, the Company had forward commitments to sell $4.5 million (par value) and one forward commitment to buy $4.5 million of Agency mortgage securities that had not yet settled. These forward commitments were entered into to partially hedge the expected sale of approximately $3.4 million principal balance of subordinate MBS classified as trading. At December 31, 2002, the fair value of the Company's one forward sale of Agency MBS was ($47,000).

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows (dollars in thousands):

                     YEAR                   AMOUNT
                  ----------               -------
                     2003                  $   402
                     2004                      343
                     2005                      143
                     2006                       46
                     2007                       35
                  Thereafter                    --
                                           -------
                                           $   969
                                           =======

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $239,000, $110,000 and $107,000, respectively. The rent expense for the year ended December 31, 2002 includes $182,000 for HCP and HT for the six months ended December 31, 2002.

18. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's assets and liabilities classified as financial instruments and off-balance sheet financial instruments at December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                                           DECEMBER 31, 2002               DECEMBER 31, 2001
                                                                      --------------------------        -----------------------
                                                                       CARRYING          FAIR           CARRYING         FAIR
                                                                        AMOUNT           VALUE           AMOUNT          VALUE
                                                                      ---------        ---------        --------       --------
    Assets:
       Mortgage loans:
           Held for sale                                              $     413        $     413        $  2,391       $  2,391
           Collateral for CMOs                                          102,751          103,251         151,882        151,295
       Mortgage securities pledged as collateral
          for reverse repurchase agreements:
           Available for sale                                             4,082            4,082           4,404          4,404
           Held to maturity                                                 559              481             768            709
           Trading                                                        2,669            2,669          33,182         33,182
       Mortgage securities pledged as collateral for CMOs                 9,805           11,044           9,840          9,576
       Mortgage securities not pledged:
           Available for sale                                             6,186            6,186           1,162          1,162
           Trading                                                          602              602           1,827          1,827
       Interest rate caps                                                     1                1              49             49
       Forward commitments to sell mortgage securities                      (47)             (47)             28             28
       Cash and cash equivalents                                         10,605           10,605           8,946          8,946
       Accrued interest receivable                                          960              960           1,960          1,960
       Notes receivable from related parties                              2,563            2,563          12,538         12,538
                                                                      ---------        ---------        --------       --------
                Total                                                 $ 141,149        $ 142,810        $228,977       $228,067
                                                                      =========        =========        ========       ========

    Liabilities:
       Reverse repurchase agreements                                  $   6,283        $   6,283        $ 33,338       $ 33,338
       CMO borrowing                                                    102,589          104,595         151,096        149,865
       Accounts payable, accrued expenses and other liabilities           2,816            2,816           2,677          2,677
                                                                      ---------        ---------        --------       --------
                Total                                                 $ 111,688        $ 113,694        $187,111       $185,880
                                                                      =========        =========        ========       ========

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

Cash and cash equivalents, accrued interest receivable, notes receivable from related parties, reverse repurchase agreements and accounts payable, accrued expenses and other liabilities - The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

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

19. SUBSEQUENT EVENTS

On January 14, 2003, a $0.25 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 31, 2002. On February 20, 2003, an extra one-time $0.15 cash dividend was declared by the Board of Directors to be paid on March 20, 2003 to stockholders of record as of March 6, 2003.

During December 2002, Hanover exercised the call provisions of its 1998-A securitization. In February 2003, Hanover sold the underlying mortgage loans and realized aggregate net proceeds of approximately $1,000,000 which will be available for re-investment. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. During January 2003, Hanover exercised the call provisions of its 1998-B securitization and in March 2003, sold the underlying mortgage loans and realized aggregate net proceeds of approximately $5,000,000.

On February 21, 2003, the maturity date of the notes payable from HCP and HT were extended from March 31, 2003 to March 31, 2004.

In February 2003, the Company made a capital contribution to HT of $75,000 of cash and 60,180 shares of Hanover common stock with a then fair market value of $457,970. The capital contribution was utilized by HT to fund the second earn-out issued in connection with HT's purchase in January 2001 of all of the assets of Pamex.

On February 25, 2003, Hanover issued options to purchase 30,000 shares of its common stock with an exercise price of $7.69 in satisfaction of the terms of the purchase agreement between HT and Pamex. The stock options expire on February 24, 2008.

In March 2003, the Company renewed its $10 million committed reverse repurchase line of credit; this committed line matures on April 27, 2003.

20. QUARTERLY FINANCIAL DATA - UNAUDITED

      (dollars in thousands, except per share data)

                                                           THREE MONTHS ENDED
                                          --------------------------------------------------------
                                          DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                              2002           2002            2002          2002
                                          ------------  -------------     ---------      ---------
      Net interest income                  $   1,520      $   1,539       $   1,381      $   1,652
                                           =========      =========       =========      =========
      Net income                           $     928      $   1,506       $   1,392      $   1,312
                                           =========      =========       =========      =========
      Basic earnings per share (1)         $    0.21      $    0.34       $    0.32      $    0.31
                                           =========      =========       =========      =========
      Diluted earnings per share (1)       $    0.20      $    0.33       $    0.31      $    0.30
                                           =========      =========       =========      =========
      Dividends declared                   $    0.25      $    0.25       $    0.25      $    0.25
                                           =========      =========       =========      =========

                                                               THREE MONTHS ENDED
                                          --------------------------------------------------------
                                          DECEMBER 31,  SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                              2001          2001             2001           2001
                                          ------------  -------------     ---------      ---------
      Net interest income                  $   1,658      $   1,607       $   1,674      $   1,330
                                           =========      =========       =========      =========
      Net income                           $   1,066      $     725       $     696      $     673
                                           =========      =========       =========      =========
      Basic earnings per share (1)         $    0.25      $    0.17       $    0.17      $    0.16
                                           =========      =========       =========      =========
      Diluted earnings per share (1)       $    0.25      $    0.17       $    0.16      $    0.15
                                           =========      =========       =========      =========
      Dividends declared                   $    0.20      $    0.20       $    0.20      $    0.20
                                           =========      =========       =========      =========

                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                          DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                              2000           2000            2000           2000
                                          ------------  -------------     ---------      ---------
      Net interest income                  $   1,673      $   2,081       $   1,425      $   1,484
                                           =========      =========       =========      =========
      Net income                           $     710      $     727       $     735      $     690
                                           =========      =========       =========      =========
      Basic earnings per share (1)         $    0.16      $    0.15       $    0.14      $    0.12
                                           =========      =========       =========      =========
      Diluted earnings per share (1)       $    0.15      $    0.15       $    0.14      $    0.12
                                           =========      =========       =========      =========
      Dividends declared                   $    0.20      $    0.20       $    0.14      $    0.12
                                           =========      =========       =========      =========

(1) Earnings per share are computed independently for each of the quarters presented; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.

21. PRO FORMA DISCLOSURE

The following unaudited pro forma consolidated statements of income have been prepared to give effect to Hanover's acquisition on July 1, 2002 of 100% of the outstanding common stock of each of HCP, HT and HCP-2 (collectively, the "Newly Consolidated Subsidiaries"), as previously reported on Form 8-K filed on July 16, 2002. This acquisition had been accounted for using the purchase method of accounting. These pro forma consolidated statements of income were prepared as if the acquisition had been completed as of January 1, 2001.

The unaudited pro forma consolidated statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2001, nor are these presentations necessarily indicative of the future results of operations.

These unaudited pro forma consolidated statements of income are based upon the historical consolidated financial statements of Hanover and the Newly Consolidated Subsidiaries included in Hanover's Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

Information presented for the years ended December 31, 2002 and 2001 is presented on a consolidated pro forma basis.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                     2002           2001
                                                                    -------       --------
      REVENUES:                                                   (Pro Forma)   (Pro Forma)
           Interest income                                          $13,813       $ 19,304
           Interest expense                                           7,438         13,433
                                                                    -------       --------
                Net interest income                                   6,375          5,871
           Loan loss provision                                          393            709
                                                                    -------       --------
                Net interest income after loan loss provision         5,982          5,162

           Gain on sale of mortgage assets                            2,095          3,782
           Gain on mark to market of mortgage assets,
              net of associated hedge                                 1,237            695
           Loan brokering, trading and advisory services              6,831          3,521
           Due diligence fees                                         4,971          5,083
           Assignment fees                                            2,220            757
           Other income (loss)                                         (399)            58
                                                                    -------       --------
                Total revenue                                        22,937         19,058
                                                                    -------       --------
      EXPENSES:
           Personnel                                                  8,907          7,231
           Subcontractor                                              2,964          2,373
           Depreciation and amortization                              1,280          1,184
           Legal and professional                                     1,206          1,704
           General and administrative                                 1,181          1,152
           Technology                                                   782            683
           Occupancy                                                    536            651
           Travel and entertainment                                     512            548
           Other                                                        437            461
                                                                    -------       --------
                Total expenses                                       17,805         15,987
                                                                    -------       --------
                Operating income                                      5,132          3,071

      Equity in income of unconsolidated subsidiaries:
           Hanover Capital Partners Ltd.                                 --             --
           HanoverTrade, Inc.                                            --             --
           HDMF-I LLC                                                   157            (35)
           Hanover Capital Partners 2, Inc.                              --             --
                                                                    -------       --------
      Income before income tax provision (benefit) and
        cumulative effect of adoption of SFAS 133                     5,289          3,036
      Income tax provision (benefit)                                    127             64
                                                                    -------       --------
      Income before cumulative effect of adoption of SFAS 133         5,162          2,972
      Cumulative effect of adoption of SFAS 133                          --             46
                                                                    -------       --------
      NET INCOME                                                    $ 5,162       $  3,018
                                                                    =======       ========
      BASIC EARNINGS PER SHARE:
           Before cumulative effect of adoption of SFAS 133         $  1.17       $   0.70
           Cumulative effect of adoption of SFAS 133                     --            .01
                                                                    -------       --------
           After cumulative effect of adoption of SFAS 133          $  1.17       $   0.71
                                                                    =======       ========
      DILUTED EARNINGS PER SHARE:
           Before cumulative effect of adoption of SFAS 133         $  1.15       $   0.69
           Cumulative effect of adoption of SFAS 133                     --            .01
                                                                    -------       --------
           After cumulative effect of adoption of SFAS 133          $  1.15       $   0.70
                                                                    =======       ========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                              SIX MONTHS
                                                                                 ENDED
                                                           HANOVER          JUNE 30, 2002
                                                           CAPITAL          -------------
                                                           MORTGAGE             NEWLY
                                                        HOLDINGS, INC.       CONSOLIDATED      ADJUSTMENTS/        PRO FORMA
                                                         AS REPORTED         SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                        --------------      -------------      ------------      ------------
REVENUES:
  Interest income                                        $    13,530           $   639           $(356)(a,d)       $   13,813
  Interest expense                                             7,438                --              --                  7,438
                                                         -----------           -------           -----             ----------
   Net interest income                                         6,092               639            (356)                 6,375
  Loan loss provision                                            393                --              --                    393
                                                         -----------           -------           -----             ----------
   Net interest income after loan loss provision               5,699               639            (356)                 5,982
  Gain on sale of mortgage assets                              2,095                --              --                  2,095
  Gain (loss) on mark to market of mortgage assets             1,367              (130)             --                  1,237
  Loan brokering, trading and advisory services                2,686             4,145              --                  6,831
  Due diligence fees                                           2,891             2,087              (7)(b)              4,971
  Assignment fees                                              1,387               833              --                  2,220
  Other income (loss)                                           (370)                7             (36)(b)               (399)
                                                         -----------           -------           -----             ----------
   Total revenue                                              15,755             7,581            (399)                22,937
                                                         -----------           -------           -----             ----------

EXPENSES:
  Personnel                                                    5,479             3,083             345(b,d)             8,907
  Subcontractor                                                1,812             1,152              --                  2,964
  Depreciation and amortization                                  655               625              --                  1,280
  Legal and professional                                       1,070               136              --                  1,206
  General and administrative                                   1,089               505            (413)(b)              1,181
  Technology                                                     293               489              --                    782
  Occupancy                                                      349               187              --                    536
  Travel and entertainment                                       317               195              --                    512
  Other                                                          409               359            (331)(a)                437
                                                         -----------           -------           -----             ----------
   Total expenses                                             11,473             6,731            (399)                17,805
                                                         -----------           -------           -----             ----------

   Operating income                                            4,282               850              --                  5,132

Equity in income of unconsolidated subsidiaries                  905                --            (748)(c)                157
                                                         -----------           -------           -----             ----------
Income before income tax provision (benefit)                   5,187               850            (748)                 5,289
Income tax provision (benefit)                                    49                78              --                    127
                                                         -----------           -------           -----             ----------
NET INCOME                                               $     5,138           $   772           $(748)            $    5,162
                                                         ===========           =======           =====             ==========

BASIC EARNINGS PER SHARE:
  Average common shares outstanding                        4,417,221                                                4,417,221
                                                         ===========                                               ==========
  Basic earnings per share                               $      1.16                                               $     1.17
                                                         ===========                                               ==========
DILUTED EARNINGS PER SHARE:
  Diluted weighted average shares outstanding              4,480,744                                                4,480,744
                                                         ===========                                               ==========
  Diluted earnings per share                             $      1.15                                               $     1.15
                                                         ===========                                               ==========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                   HANOVER CAPITAL
                                                                      MORTGAGE          NEWLY
                                                                   HOLDINGS, INC.    CONSOLIDATED    ADJUSTMENTS/       PRO FORMA
                                                                     AS REPORTED     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                                   ---------------   ------------    ------------      ------------
REVENUES:
 Interest income                                                    $    19,702        $     55       $  (453)(a,d)     $    19,304
 Interest expense                                                        13,433              --            --                13,433
                                                                    -----------        --------       -------           -----------
   Net interest income                                                    6,269              55          (453)                5,871
 Loan loss provision                                                        709              --            --                   709
                                                                    -----------        --------       -------           -----------
   Net interest income after loan loss provision                          5,560              55          (453)                5,162
 Gain on sale of mortgage assets                                          3,782              --            --                 3,782
 Gain on mark to market of mortgage assets, net of
   associated hedge                                                         751             (56)           --                   695
 Loan brokering, trading and advisory services                               --           3,521            --                 3,521
 Due diligence fees                                                          --           5,803          (720)(b)             5,083
 Assignment fees                                                             --             757            --                   757
 Other income(loss)                                                         (28)             86            --                    58
                                                                    -----------        --------       -------           -----------
   Total revenue                                                         10,065          10,166        (1,173)               19,058
                                                                    -----------        --------       -------           -----------
EXPENSES:
 Personnel                                                                  680           6,555            (4)(b)             7,231
 Subcontractor                                                               --           2,373            --                 2,373
 Depreciation and amortization                                               24           1,160            --                 1,184
 Legal and professional                                                   1,247             457            --                 1,704
 General and administrative                                               1,132             736          (716)(b)             1,152
 Technology                                                                   4             679            --                   683
 Occupancy                                                                  151             500            --                   651
 Other                                                                      413             479          (428)(a)               464
 Travel and entertainment                                                    45             500            --                   545
                                                                    -----------        --------       -------           -----------
   Total expenses                                                         3,696          13,439        (1,148)               15,987
                                                                    -----------        --------       -------           -----------
   Operating income(loss)                                                 6,369          (3,273)          (25)                3,071
Equity in(loss) of unconsolidated subsidiaries                           (3,255)             --         3,220(d)                (35)
                                                                    -----------        --------       -------           -----------
Income(loss) before income tax provision and cumulative
 effect of adoption of SFAS 133                                           3,114          (3,273)        3,195                 3,036
Income tax provision                                                         --              64            --                    64
                                                                    -----------        --------       -------           -----------
Income(loss) before cumulative effect of adoption of SFAS 133             3,114          (3,337)        3,195                 2,972
Cumulative effect of adoption of SFAS 133                                    46              --            --                    46
                                                                    -----------        --------       -------           -----------
NET INCOME(LOSS)                                                    $     3,160        $ (3,337)      $ 3,195           $     3,018
                                                                    ===========        ========       =======           ===========

BASIC EARNINGS PER SHARE:
 Average common shares outstanding                                    4,256,874                                           4,256,874
                                                                    ===========                                         ===========
 Basic earnings per share:
   Before cumulative effect of adoption of SFAS 133                 $      0.73                                         $      0.70
   Cumulative effect of adoption of SFAS 133                               0.01                                                0.01
                                                                    -----------                                         -----------
   After cumulative effect of adoption of SFAS 133                  $      0.74                                         $      0.71
                                                                    ===========                                         ===========
DILUTED EARNINGS PER SHARE:
 Diluted weighted average shares outstanding                          4,310,632                                           4,310,632
                                                                    ===========                                         ===========
 Diluted earnings per share:
   Before cumulative effect of adoption of SFAS 133                 $      0.72                                         $      0.69
   Cumulative effect of adoption of SFAS 133                               0.01                                                0.01
                                                                    -----------                                         -----------
   After cumulative effect of adoption of SFAS 133                  $      0.73                                         $      0.70
                                                                    ===========                                         ===========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

(a) To eliminate intercompany interest income and expense summarized as follows:

                                                                        SIX MONTHS         YEAR
                                                                          ENDED            ENDED
                                                                         JUNE 30,       DECEMBER 31,
                                                                           2002             2001
                                                                        ----------      ------------
              Interest on note to Hanover Capital Partners Ltd.          $    23          $    58
              Interest on note to HanoverTrade, Inc.                         146              368
              Interest on note to Hanover Capital Partners 2, Inc.           162                2
                                                                         -------          -------
                                                                         $   331          $   428
                                                                         =======          =======

(b) Hanover engaged Hanover Capital Partners Ltd. pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. In addition, Hanover Capital Partners Ltd. performed management and administrative services for HanoverTrade, Inc. To eliminate these intercompany management fees recorded as follows:

                                                                        SIX MONTHS          YEAR
                                                                          ENDED             ENDED
                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002              2001
                                                                        ----------       ------------
              Management fee income recorded to:
                  Due diligence fees                                     $     7          $   720
                  Other revenues                                              36               --
                  Reduction of personnel expense                             374               --
                                                                         -------          -------
                                                                         $   417          $   720
                                                                         =======          =======

              Management fee expensed to:
                  General, management and administrative                 $   413          $   716
                  Personnel expense                                            4                4
                                                                         -------          -------
                                                                         $   417          $   720
                                                                         =======          =======

(c) With the consolidation of the results of Hanover Capital Partners Ltd., HanoverTrade, Inc. and Hanover Capital Partners 2, Inc., the equity in income (loss) of these subsidiaries summarized below would be reversed:

                                                                        SIX MONTHS        YEAR
                                                                          ENDED           ENDED
                                                                         JUNE 30,      DECEMBER 31,
                                                                           2002            2001
                                                                        ----------     ------------
              Hanover Capital Partners Ltd.                              $   112          $    43
              HanoverTrade, Inc.                                             655           (3,263)
              Hanover Capital Partners 2, Inc.                               (19)              --
                                                                         -------          -------
                                                                         $   748          $(3,220)
                                                                         =======          =======

(d) To exclude the interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of the newly consolidated subsidiaries; interest for the year ended December 31, 2002 was forgiven and the offset is to personnel expense while for the year ended December 31, 2001, the offset is to the balance sheet.

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                           2002            2001
                                                                         -------          -------
              Interest income                                            $    25          $    25
                                                                         =======          =======
              Personnel expense                                          $   (25)         $    --
                                                                         =======          =======

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanover Capital Partners Ltd. and Subsidiaries
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Hanover Capital Partners Ltd. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Partners Ltd. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 20, 2003

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                           ------------------------------
ASSETS                                                                        2002                2001
                                                                           -----------        -----------
CURRENT ASSETS:
     Cash and cash equivalents                                             $   368,715        $   847,676
     Accounts receivable                                                     1,415,159            996,777
     Receivables from related parties                                          363,687            473,637
     Accrued revenue on contracts in progress                                  895,303          1,035,870
     Prepaid expenses and other current assets                                 110,852             39,580
                                                                           -----------        -----------
        Total current assets                                                 3,153,716          3,393,540

PROPERTY AND EQUIPMENT - Net                                                    91,931            100,584
DEFERRED TAX ASSET - Net                                                       239,678            294,041
MORTGAGE LOANS HELD FOR SALE                                                   207,151                 --
OTHER ASSETS                                                                    13,340             13,340
                                                                           -----------        -----------
TOTAL ASSETS                                                               $ 3,705,816        $ 3,801,505
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accrued appraisal and subcontractor costs                             $    34,612        $    16,139
     Accounts payable and accrued expenses                                     259,280            456,859
     Due to related parties                                                     14,841            411,232
     Deferred revenue                                                           10,000                 --
     Income tax payable                                                         38,160                 --
                                                                           -----------        -----------
        Total current liabilities                                              356,893            884,230

NOTE PAYABLE TO RELATED PARTY                                                  870,298          1,035,859
                                                                           -----------        -----------
        TOTAL LIABILITIES                                                    1,227,191          1,920,089
                                                                           -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Preferred stock: $.01 par value, 100,000 shares authorized,
        97,000 shares outstanding at December 31, 2002 and 2001                    970                970
     Common stock: Class A: $.01 par value, 5,000 shares authorized,
        3,000 shares outstanding at December 31, 2002 and 2001                      30                 30
     Additional paid-in capital                                              2,839,947          2,839,947
     Retained earnings (deficit)                                              (362,322)          (959,531)
                                                                           -----------        -----------

        TOTAL STOCKHOLDER'S EQUITY                                           2,478,625          1,881,416
                                                                           -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 3,705,816        $ 3,801,505
                                                                           ===========        ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        2002             2001             2000
                                                                     ----------       ----------       ----------
REVENUES:
   Due diligence fees                                                $4,977,620       $5,802,720       $7,016,435
   Assignment fees                                                    2,220,083          756,683          631,093
   Interest income on mortgage assets, net of interest expense
     and loan loss provision of $1,137,499 in 2000                          872               --          513,391
   Gain on sale of mortgage securities                                       --               --          440,639
   Other income                                                         184,733           22,957          112,100
                                                                     ----------       ----------       ----------
        Total revenues                                                7,383,308        6,582,360        8,713,658
                                                                     ----------       ----------       ----------

EXPENSES:
   Subcontractor                                                      2,950,378        2,373,226        3,081,029
   Personnel                                                          2,688,339        2,956,008        3,152,852
   General and administrative                                           330,423          311,083          309,926
   Occupancy                                                            260,414          243,888          453,372
   Travel and subsistence                                               197,853          224,296          215,959
   Professional                                                         161,899          242,173          257,495
   Depreciation and amortization                                         57,965           57,970           52,908
   Interest                                                              40,347           65,555           90,054
                                                                     ----------       ----------       ----------
        Total expenses                                                6,687,618        6,474,199        7,613,595
                                                                     ----------       ----------       ----------

INCOME BEFORE INCOME TAX PROVISION                                      695,690          108,161        1,100,063

INCOME TAX PROVISION                                                     98,481           64,149          631,722
                                                                     ----------       ----------       ----------

NET INCOME                                                           $  597,209       $   44,012       $  468,341
                                                                     ==========       ==========       ==========

BASIC EARNINGS PER SHARE (NOTE 2)                                    $   199.07       $    14.67       $   156.11
                                                                     ==========       ==========       ==========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                      PREFERRED STOCK           COMMON STOCK           ADDITIONAL
                                                    ---------------------    ------------------         PAID-IN
                                                    SHARES       AMOUNT      SHARES      AMOUNT         CAPITAL
                                                    ------       ------      ------      ------       -----------
BALANCE, DECEMBER 31, 1999                          97,000       $  970       3,000       $  30       $ 2,839,947

Comprehensive income:
 Net income
 Other comprehensive income (loss):
  Change in net unrealized gain on securities available for sale, net of income tax effect

 Comprehensive income
                                                    ------       ------       -----       -----       -----------
BALANCE, DECEMBER 31, 2000                          97,000          970       3,000          30         2,839,947

Comprehensive income:
 Net income
 Comprehensive income
                                                    ------       ------       -----       -----       -----------
BALANCE, DECEMBER 31, 2001                          97,000          970       3,000          30         2,839,947

Comprehensive income:
 Net income

 Comprehensive income
                                                    ------       ------       -----       -----       -----------
BALANCE, DECEMBER 31, 2002                          97,000       $  970       3,000       $  30       $ 2,839,947
                                                    ======       ======       =====       =====       ===========

                                                                                             ACCUMULATED
                                                       COMPREHENSIVE         RETAINED           OTHER
                                                          INCOME             EARNINGS       COMPREHENSIVE
                                                          (LOSS)             (DEFICIT)           GAIN              TOTAL
                                                       -------------        -----------     --------------     -----------
BALANCE, DECEMBER 31, 1999                                                  $(1,471,884)       $ 142,311       $ 1,511,374

Comprehensive income:
 Net income                                              $   468,341            468,341                            468,341
 Other comprehensive income (loss):
  Change in net unrealized gain on securities
    available for sale, net of income tax effect            (142,311)                           (142,311)         (142,311)
                                                         -----------
 Comprehensive income                                    $   326,030
                                                         ===========        -----------        ---------       -----------
BALANCE, DECEMBER 31, 2000                                                   (1,003,543)              --         1,837,404

Comprehensive income:
 Net income                                              $    44,012             44,012                             44,012
                                                         -----------
 Comprehensive income                                    $    44,012
                                                         ===========        -----------        ---------       -----------
BALANCE, DECEMBER 31, 2001                                                     (959,531)              --         1,881,416

Comprehensive income:
 Net income                                              $   597,209            597,209                            597,209
                                                         -----------
 Comprehensive income                                    $   597,209
                                                         ===========        -----------        ---------       -----------
BALANCE, DECEMBER 31, 2002                                                  $  (362,322)       $      --       $ 2,478,625
                                                                            ===========        =========       ===========

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                   2002              2001                2000
                                                                                ---------        -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 597,209        $    44,012        $    468,341
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Amortization of net premium                                                    --                 --            (374,961)
        Loan loss provision                                                            --                 --             478,330
        Depreciation and amortization                                              57,965             53,875              42,798
        Deferred tax provision                                                     54,363             46,690             612,682
        Gain on sale of mortgage-backed securities                                     --                 --            (440,639)
        Gain on disposal of property and equipment                                     --                 --              (2,700)
        Sale of trading securities                                                     --                 --              15,755
        Changes in assets - (increase) decrease:
            Accounts receivable                                                  (418,382)         1,305,434          (1,633,218)
            Receivables from/payables to related parties                         (286,441)           469,710            (345,146)
            Accrued interest receivable                                                --                 --             181,471
            Accrued revenue on contracts in progress                              140,567            311,696            (585,643)
            Prepaid expenses and other current assets                             (71,272)           (13,024)            143,645
            Other assets                                                               --              3,690             161,903
        Changes in liabilities - increase (decrease):
            Accrued appraisal and subcontractor costs                              18,473            (20,640)             23,197
            Accounts payable and accrued expenses                                (197,579)        (1,085,149)          1,033,033
            Deferred revenue                                                       10,000             (5,276)              5,276
            Income tax payable                                                     38,160            (20,828)             20,828
                                                                                ---------        -----------        ------------
               Net cash (used in) provided by operating activities                (56,937)         1,090,190            (195,048)
                                                                                ---------        -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (49,312)           (67,742)            (72,914)
    Sale of property and equipment                                                     --                 --               2,700
    Purchase of mortgage loans from affiliate                                    (208,274)                --                  --
    Purchase of mortgage securities                                                    --                 --          (8,450,259)
    Proceeds from sale of mortgage securities to third parties                         --                 --           8,667,260
    Proceeds from sale of mortgage securities to affiliate                             --                 --          13,844,223
    Principal payments received on mortgage assets                                  1,123                 --             216,649
                                                                                ---------        -----------        ------------
               Net cash (used in) provided by investing activities               (256,463)           (67,742)         14,207,659
                                                                                ---------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayment of note payable to related party                               (165,561)          (668,483)         (3,191,704)
    Net repayment of reverse repurchase agreements                                     --                 --         (10,842,000)
                                                                                ---------        -----------        ------------
               Net cash used in financing activities                             (165,561)          (668,483)        (14,033,704)
                                                                                ---------        -----------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (478,961)           353,965             (21,093)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      847,676            493,711             514,804
                                                                                ---------        -----------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 368,715        $   847,676        $    493,711
                                                                                =========        ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Income taxes                                                            $   5,956        $    60,518        $      3,435
                                                                                =========        ===========        ============
        Interest                                                                $  85,682        $    43,936        $    830,930
                                                                                =========        ===========        ============

                 See notes to consolidated financial statements

                 HANOVER CAPITAL PARTNERS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BUSINESS DESCRIPTION

Hanover Capital Partners Ltd. ("HCP") and its subsidiaries operate as a specialty finance company which is principally engaged in providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. Beginning in 2002, HCP began providing asset management services to an affiliate, HDMF-I LLC ("HDMF-I"). A wholly-owned subsidiary of HCP, Hanover Capital Mortgage Corporation ("HCMC"), is a servicer of multifamily mortgage loans. HCMC is approved by the U.S. Department of Housing and Urban Development (HUD) as a Title II Nonsupervised Mortgagee under the National Housing Act. Another wholly-owned subsidiary of HCP, Hanover Capital Securities, Inc. ("HCS"), is a registered broker/dealer with the Securities and Exchange Commission.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, overnight investments deposited with banks and money market mutual funds primarily invested in government securities with weighted maturities less than 60 days.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three years.

MORTGAGE LOANS HELD FOR SALE - All mortgage loans designated as held for sale are reported in the aggregate at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, due to and from related parties, and note payable to related party were determined to be their carrying value due to their short-term nature. The fair value of mortgage loans held for sale is included in Note 4 to the Consolidated Financial Statements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a material effect on the Company's consolidated financial statements.

3. PROPERTY AND EQUIPMENT

                                                                 DECEMBER 31,
                                                          --------------------------
                                                             2002             2001
                                                          ---------        ---------
            Office machinery and computer equipment       $ 411,649        $ 367,430
            Furniture and fixtures                           12,197            7,104
                                                          ---------        ---------
                                                            423,846          374,534
            Less accumulated depreciation                  (331,915)        (273,950)
                                                          ---------        ---------
            Property and equipment - net                  $  91,931        $ 100,584
                                                          =========        =========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $57,965, $53,875 and $42,798, respectively.

4. MORTGAGE LOANS HELD FOR SALE

During the year ended December 31, 2002, the Company purchased $208,274 of mortgage loans from Hanover Capital Mortgage Holdings, Inc. ("HCHI"). At December 31, 2002, the balance of mortgage loans held for sale was $207,151, comprised of $183,767 of adjustable-rate loans and $23,384 of fixed-rate loans. The fair value of mortgage loans held for sale at December 31, 2002 was $207,151 based upon projected prices which could be obtained through investors considering interest rates, loan type and credit quality.

5. CONCENTRATION RISK

As of and for the year ended December 31, 2002, the Company's accounts receivable and revenues included customers that individually accounted for more than 10% as follows:

              ACCOUNTS RECEIVABLE AS OF                 REVENUES FOR THE YEAR ENDED
                  DECEMBER 31, 2002                          DECEMBER 31, 2002
           ----------------------------              ---------------------------------
           Major Customer # 1       22%              Major Customer # 1            22%
           Major Customer # 2       12%              Major Customer # 2            16%
           Major Customer # 3       12%              Major Customer # 3            11%
           Major Customer # 4       11%

6. MORTGAGE SERVICING

The Company, through its wholly-owned subsidiary, HCMC, services multifamily mortgage loans on behalf of others. Loan servicing consists of the collection of monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis, and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. As of December 31, 2002 and 2001, HCMC was servicing 1 and 3 loans, respectively, with unpaid principal balances of $1,099,595 and $4,918,187, respectively including loans subserviced for others of $3,774,586 at December 31, 2001. Escrow balances maintained by HCMC were $65,282 and $152,226 at December 31, 2002 and 2001, respectively. The aforementioned servicing portfolio and related escrow accounts are not included in the accompanying Consolidated Balance Sheets as of December 31, 2002, and 2001.

7. RELATED PARTY TRANSACTIONS

                                                                      DECEMBER 31,
                                                                -----------------------
                                                                  2002           2001
                                                                --------       --------
            Due from HanoverTrade, Inc. (1)                     $268,703       $465,987
            Due from Hanover Mortgage Capital Corporation             --          6,662
            Due from HDMF-I LLC (2)                               94,984            988
                                                                --------       --------
            Receivables from related parties                    $363,687       $473,637
                                                                ========       ========

(1) Amounts due reflect certain costs that the Company paid on behalf of HanoverTrade, Inc. The expenses billed include personnel, occupancy, travel and entertainment and general and administrative.

(2) Amount due at December 31, 2002 reflects asset management and due diligence services provided to HDMF-I.

      Due to related parties of $14,841 and $411,232 at December 31, 2002 and 2001, respectively, are due to HCHI and primarily represent an allocation of payroll expenses and tax payments made by HCHI on behalf of HCP, partially offset by management fees charged by HCP to HCHI. The Company provides among other services, due diligence, asset management and administrative services to HCHI pursuant to a Management Agreement that continues until December 31, 2003 with automatic annual renewal.

At December 31, 2002 and 2001, the Company had a principal balance outstanding on a note payable to HCHI in the amount of $870,298 and $1,035,859, respectively. The note bears interest at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2002 and 2001, the interest rate in effect was 3.25% and 3.75%, respectively. Included in the 2002 and 2001 Consolidated Statements of Income is interest expense in the amount of $39,454 and $65,555, respectively, related to this note payable. The entire unpaid principal balance on the note is due in full on the extended maturity date, March 31, 2004.

8. INCOME TAXES

The components of deferred income taxes as of December 31, 2002 and 2001 are as follows:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2002             2001
                                                              ---------        ---------
            Deferred tax assets
            Temporary differences                             $  40,240        $  64,585
            Federal net operating loss carryforward             140,045          318,254
            State/Local net operating loss carryforward          66,211          106,085
            AMT Credit                                           16,830           16,830
                                                              ---------        ---------
            Total deferred tax assets                           263,326          505,754

            Valuation allowance                                 (23,648)        (211,713)
                                                              ---------        ---------

            Net deferred tax assets                           $ 239,678        $ 294,041
                                                              =========        =========

The items resulting in significant temporary differences for the years ended December 31, 2002 and 2001 that generate deferred tax assets relate primarily to the recognition of expense for financial reporting purposes. The net change of $188,065 in the valuation allowance is due to a change in management's judgment about the realizability of the related deferred tax asset in future years.

The components of the income tax provision for the years ended December 31, 2002, 2001 and 2000 consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2002          2001          2000
                                                -------       -------       --------
      Current - Federal, state and local        $44,118       $17,459       $ 19,040
      Deferred - Federal, state and local        54,363        46,690        612,682
                                                -------       -------       --------
      Total                                     $98,481       $64,149       $631,722
                                                =======       =======       ========

The income tax provision differs from amounts computed at statutory rates, as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               2002            2001           2000
                                                            ---------        -------       ---------
      Federal income tax provision at statutory rate        $ 236,535        $32,448       $ 374,021
      State and local income tax provision                     41,324         10,816          72,052
      Meals and entertainment                                   2,313          1,812           4,065
      Officer's life insurance                                  1,870          3,551             268
      Tax settlement                                            2,662         15,522              --
      Penalties                                                   162             --           1,702
      Realized loss on hedge transaction                           --             --         (14,089)
      Sale of assets                                               --             --         (18,010)
      (Reversal of) provision for valuation allowance        (188,065)            --         211,713
      Other                                                     1,680             --              --
                                                            ---------        -------       ---------
      Total                                                 $  98,481        $64,149       $ 631,722
                                                            =========        =======       =========

The Company has a Federal tax net operating loss carryforward of approximately $0.4 million which begins to expire in the year 2012.

9. STOCKHOLDER'S EQUITY

Prior to July 1, 2002, HCHI owned all of the outstanding preferred stock of the Company, giving it a 97% economic interest. The remaining 3% economic interest represented by all of the common stock of the Company was owned by the principals, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares. Pursuant to a Stock Purchase Agreement effective July 1, 2002, HCHI acquired 100% of the outstanding common stock of the Company. Therefore, as of July 1, 2002, HCHI owns 100% of the outstanding capital stock, both preferred and common, of the Company.

10. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:

                             YEAR               AMOUNT
                             ----             ---------
                             2003             $ 160,932
                             2004               160,932
                             2005                53,644
                                              ---------
                                              $ 375,508
                                              =========

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $144,610, $128,345 and $144,731, respectively.

11. SUBSEQUENT EVENTS

On February 21, 2003, the maturity date of the note payable to HCHI was extended from March 31, 2003 to March 31, 2004.

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
HanoverTrade, Inc. and Subsidiary
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of HanoverTrade, Inc. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HanoverTrade, Inc. and Subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 20, 2003

                        HANOVERTRADE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                ------------------------------
ASSETS                                                                             2002                2001
                                                                                -----------        -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   160,219        $   196,451
    Accounts receivable                                                             298,258            590,234
    Current portion of long-term note receivable                                     75,000                 --
    Prepaid expenses and other current assets                                        50,899             31,105
                                                                                -----------        -----------
           Total current assets                                                     584,376            817,790
PROPERTY AND EQUIPMENT - Net                                                        157,426            176,728
CAPITALIZED SOFTWARE - Net                                                        1,794,694          2,170,323
GOODWILL - Net                                                                    1,514,736          1,044,266
DEFERRED TAX ASSET - Net                                                                 --                 --
LONG-TERM NOTE RECEIVABLE - Net of current portion                                  225,000                 --
OTHER ASSETS                                                                         68,971             68,971
                                                                                -----------        -----------
TOTAL ASSETS                                                                    $ 4,345,203        $ 4,278,078
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                       $   538,970        $   407,372
    Accrued interest due to related party                                            58,453            103,738
    Payable under asset purchase agreement                                          500,000            500,000
    Due to related parties                                                          442,495            544,639
    Deferred revenue                                                                 91,869                 --
    Other current liabilities                                                         6,998              5,110
                                                                                -----------        -----------
           Total current liabilities                                              1,638,785          1,560,859

NOTE PAYABLE TO RELATED PARTY                                                     7,395,896          7,654,396
                                                                                -----------        -----------
           TOTAL LIABILITIES                                                      9,034,681          9,215,255
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Series A preferred stock: $.01 par value, 100,000 shares authorized,
       97,000 shares outstanding at December 31, 2002 and 2001                          970                970
    Common stock: $.01 par value, 105,000 shares authorized, 3,000
       shares outstanding at December 31, 2002 and 2001                                  30                 30
    Additional paid-in capital                                                      485,021                 --
    Retained earnings (deficit)                                                  (5,175,499)        (4,938,177)
                                                                                -----------        -----------
           TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                  (4,689,478)        (4,937,177)
                                                                                -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $ 4,345,203        $ 4,278,078
                                                                                ===========        ===========

                 See notes to consolidated financial statements

                        HANOVERTRADE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------
                                           2002               2001                2000
                                        -----------        -----------        -----------
REVENUES:
    Loan brokering, trading and
     advisory services                  $ 6,836,352        $ 3,521,338        $   140,781
    Consulting                              693,210                 --                 --
    Other                                    59,085             77,334                 --
                                        -----------        -----------        -----------
           Total revenues                 7,588,647          3,598,672            140,781
                                        -----------        -----------        -----------

EXPENSES:
    Personnel                             4,199,193          3,616,575            789,646
    Depreciation and amortization         1,219,174          1,102,073            150,935
    General and administrative              675,214            410,036             93,471
    Technology                              659,409            663,955            230,520
    Occupancy                               413,995            325,960            130,278
    Interest                                266,657            366,243             81,479
    Travel and entertainment                254,024            262,695            174,821
    Professional                            130,305            214,669             32,143
                                        -----------        -----------        -----------
           Total expenses                 7,817,971          6,962,206          1,683,293
                                        -----------        -----------        -----------

LOSS BEFORE INCOME TAX PROVISION           (229,324)        (3,363,534)        (1,542,512)

INCOME TAX PROVISION                          7,998                 --                 --
                                        -----------        -----------        -----------

NET LOSS                                $  (237,322)       $(3,363,534)       $(1,542,512)
                                        ===========        ===========        ===========

BASIC LOSS PER SHARE (NOTE 2)           $    (79.11)       $ (1,121.18)       $   (514.17)
                                        ===========        ===========        ===========

                 See notes to consolidated financial statements

                        HANOVERTRADE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                             SERIES A
                                          PREFERRED STOCK                       COMMON STOCK          ADDITIONAL
                                      -------------------------            ---------------------       PAID-IN
                                      SHARES           AMOUNT              SHARES         AMOUNT       CAPITAL
                                      ------        -----------            ------        -------      ----------
BALANCE, DECEMBER 31, 1999            97,000        $       970             3,000        $    30       $     --
Comprehensive loss:
  Net loss
  Comprehensive loss
                                      ------        -----------             -----        -------       --------
BALANCE, DECEMBER 31, 2000            97,000                970             3,000             30             --

Comprehensive loss:
  Net loss
  Comprehensive loss
                                      ------        -----------             -----        -------       --------
BALANCE, DECEMBER 31, 2001            97,000                970             3,000             30             --

Capital contribution                                                                                    485,021
Comprehensive loss:
  Net loss
  Comprehensive loss
                                      ------        -----------             -----        -------       --------
BALANCE, DECEMBER 31, 2002            97,000        $       970             3,000        $    30       $485,021
                                      ======        ===========             =====        =======       ========

                                                                               ACCUMULATED
                                                             RETAINED             OTHER
                                        COMPREHENSIVE        EARNINGS         COMPREHENSIVE
                                             LOSS            (DEFICIT)             GAIN             TOTAL
                                        -------------       -----------       -------------      -----------
BALANCE, DECEMBER 31, 1999                                  $   (32,131)       $        --       $   (31,131)
Comprehensive loss:
  Net loss                               $(1,542,512)        (1,542,512)                          (1,542,512)
                                         -----------
  Comprehensive loss                     $(1,542,512)
                                         ===========        -----------        -----------       -----------
BALANCE, DECEMBER 31, 2000                                   (1,574,643)                --        (1,573,643)

Comprehensive loss:
  Net loss                               $(3,363,534)        (3,363,534)                          (3,363,534)
                                         -----------
  Comprehensive loss                     $(3,363,534)
                                         ===========        -----------        -----------       -----------
BALANCE, DECEMBER 31, 2001                                   (4,938,177)                --        (4,937,177)

Capital contribution                                                                                 485,021
Comprehensive loss:
  Net loss                               $  (237,322)          (237,322)                            (237,322)
                                         -----------
  Comprehensive loss                     $  (237,322)
                                         ===========        -----------        -----------       -----------
BALANCE, DECEMBER 31, 2002                                  $(5,175,499)       $        --       $(4,689,478)
                                                            ===========        ===========       ===========

                 See notes to consolidated financial statements

                        HANOVERTRADE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                           2002               2001               2000
                                                                       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (237,322)       $(3,363,534)       $(1,542,512)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                      1,219,174          1,102,073            150,935
      Changes in assets - (increase) decrease:
          Accounts receivable                                              291,976           (580,234)            (9,974)
          Note receivable                                                 (300,000)                --                 --
          Prepaid expenses and other assets                                (19,794)           (85,201)                --
      Changes in liabilities - increase (decrease):
          Accounts payable and accrued expenses                            131,598           (601,031)         1,008,403
          Accrued interest due to related party                            (45,285)            67,874             35,864
          Due to related parties                                          (102,144)           154,501            254,512
          Deferred revenue                                                  91,869                 --                 --
          Other current liabilities                                          1,888              5,110                 --
                                                                       -----------        -----------        -----------
             Net cash provided by (used in) operating activities         1,031,960         (3,300,442)          (102,772)
                                                                       -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (86,193)           (28,620)           (21,695)
    Capitalized software costs                                            (738,050)          (424,287)        (2,747,647)
    Acquisition, net of cash acquired                                           --           (833,411)                --
                                                                       -----------        -----------        -----------
             Net cash used in investing activities                        (824,243)        (1,286,318)        (2,769,342)
                                                                       -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) proceeds from note payable to related party        (258,500)         4,750,638          2,903,758
    Capital contributions                                                   14,551                 --                 --
                                                                       -----------        -----------        -----------
             Net cash (used in) provided by financing activities          (243,949)         4,750,638          2,903,758
                                                                       -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (36,232)           163,878             31,644

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               196,451             32,573                929
                                                                       -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   160,219        $   196,451        $    32,573
                                                                       ===========        ===========        ===========

                 See notes to consolidated financial statements

                        HANOVERTRADE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BUSINESS DESCRIPTION

HanoverTrade, Inc. and Subsidiary is principally engaged in operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. In addition to trading assets, HanoverTrade, Inc. and Subsidiary provides a full range of asset valuation, analysis, and marketing services for performing, sub-performing and non-performing assets, whole loans and participations, Community Reinvestment Act loans, and mortgage servicing rights. During 2002, Pamex Securities, LLC, a wholly-owned subsidiary of HanoverTrade, Inc., withdrew from the National Association of Securities Dealers as a registered broker/dealer.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of HanoverTrade, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, overnight investments deposited with banks and money market mutual funds primarily invested in government securities with weighted maturities less than 60 days.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the terms of the respective leases or their estimated useful lives, whichever is shorter.

CAPITALIZED SOFTWARE - Capitalized software includes external application development stage costs and external enhancement costs incurred to develop and modify the Company's Internet exchange for trading loan pools and also includes software production costs incurred to develop a mortgage loan servicing valuation and analysis tool, a real-time Internet data analysis system and an Internet exchange for trading assets. Capitalized software costs for the Company's Internet exchange are stated at cost less accumulated amortization and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization is computed on the straight-line method over the estimated useful lives of the assets, generally three years. The Company periodically reassesses the estimated useful lives of the assets considering the effects of obsolescence, technology, competition and other economic factors. Capitalized software costs for the Company's mortgage loan servicing valuation and analysis tool, real-time Internet data analysis system and Internet exchange for trading assets are stated at the lower of unamortized cost or net realizable value. Amortization is computed based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

GOODWILL - Goodwill represents the excess of the purchase price over the net carrying value of assets acquired (which approximates fair value) at acquisition date. The Company evaluates goodwill for impairment on an annual basis and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

DEFERRED REVENUE - Certain service contracts are recorded in the accompanying Consolidated Balance Sheets as deferred revenue and are recognized during the period the services are provided and the related revenue is earned.

REVENUE RECOGNITION - Revenues from loan brokering, trading and advisory services are recognized when the transactions close and fees are earned and billed. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded. The Company's billing of fees relating to a transaction occurs concurrently with the closing and funding. Revenues from consulting services are recognized as they are earned and billed.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses, due to related parties and note payable to related party were determined to be their carrying values due to their short-term nature.

RECLASSIFICATION - Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a material effect on the Company's consolidated financial statements.

3. ACQUISITION

On January 19, 2001, the Company hired 18 employees of Pamex Capital Partners LLC ("Pamex") and purchased all of its assets. The Company entered into employment agreements with 6 of the 18 employees hired. The purchase price consisted of $850,000 in cash paid at closing, professional fees of $18,530 plus an earn-out of between $1,250,000 and $1,500,000, payable over three years in common stock of Hanover Capital Mortgage Holdings, Inc. ("HCHI"). The acquisition was accounted for using the purchase method of accounting. As of December 31, 2002, the first earn-out of $500,000 in common stock of HCHI has been paid and a second earn-out of $500,000 has been accrued. The second earn-out was subsequently paid on February 24, 2003. In addition, the Company was required, under terms of the purchase agreement, to adopt an employee stock option plan pursuant to which it was to issue options to purchase 5% of the number of shares of common stock outstanding as of January 19, 2001. However, on February 25, 2003, HCHI granted options to purchase 30,000 shares of its common stock under its 1999 Equity Incentive Plan in satisfaction of the Company's obligation. The stock options were issued with an exercise price of $7.69, were fully vested on the date of grant and expire on February 24, 2008, excluding the grantee's death or termination of employment. Included in the assets purchased was Pamex Securities, LLC, a securities broker dealer with minimal net assets and insignificant net income from continuing operations for the period from January 19, 2001 to December 31, 2001.

4. PROPERTY AND EQUIPMENT

                                                                                      DECEMBER 31,
                                                                                --------------------------
                                                                                  2002              2001
                                                                                ---------        ---------
Office machinery and equipment                                                  $272,244         $206,344
Furniture and fixtures                                                            54,914           53,136
Leasehold improvements                                                            18,985              470
                                                                                ---------        ---------
                                                                                 346,143          259,950
Less accumulated depreciation and amortization                                  (188,717)         (83,222)
                                                                                ---------        ---------
Property and equipment-net                                                      $157,426         $176,728
                                                                                =========        =========


Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $105,495, $81,208 and $2,014, respectively.

5. CAPITALIZED SOFTWARE

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2002               2001
                                                  -----------        -----------
              Capitalized software costs          $ 4,013,524        $ 3,275,474
              Less accumulated amortization        (2,218,830)        (1,105,151)
                                                  -----------        ------------
              Capitalized software - net          $ 1,794,694        $ 2,170,323
                                                  ===========        ============

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $1,113,679, $956,230 and $148,921, respectively. The estimated aggregate amortization expense, as of December 31, 2002, for the years ending December 31, 2003, 2004, 2005 and 2006 is $1,183,941, $381,143, $224,501 and $5,109,
respectively.

6. GOODWILL

Balance as of December 31, 2001                   $1,044,266
Adjustment                                           (29,530)
Addition                                             500,000
                                                  -----------
Balance as of December 31, 2002                   $1,514,736
                                                  ===========

On February 19, 2002, the Company received a capital contribution from HCHI of 63,577 shares of HCHI common stock with a then fair market value of $470,470. The Company utilized the capital contribution to fund the first earn-out issued in connection with its purchase of all of the assets of Pamex. The difference between the amount accrued at December 31, 2001 and the capital contribution at February 19, 2002, or $29,530, was reflected as an adjustment to goodwill. As of December 31, 2002, a second earn-out of $500,000 has been accrued.

No impairment losses were recognized for the year ended December 31, 2002.

7. NOTE RECEIVABLE

On November 15, 2002, the Company entered into a credit and security agreement with VerticalCrossings.com, Inc. ("Vcross"). Vcross specializes in trading U.S. Treasury and Agency securities and structured products. Pursuant to this agreement, the Company loaned Vcross $300,000 at an interest rate of 12%. Interest is payable monthly and principal is payable in four equal quarterly payments beginning on December 1, 2003. The loan is collateralized by all of Vcross' assets. As additional consideration for the loan, the Company received an exclusive perpetual license to use Vcross' proprietary software technology to conduct on-line auctions of mortgage loans. The Company also received warrants to purchase up to 33,469 shares of Vcross common stock. From previous transactions with Vcross, the Company has warrants to purchase up to an additional 15,646 shares of Vcross common stock. These warrants are not actively traded and at December 31, 2002, the Company has valued them at zero in the accompanying Consolidated Balance Sheet.

8. CONCENTRATION RISK

As of and for the year ended December 31, 2002, two of the Company's customers individually accounted for 66% and 24% of accounts receivable and one customer accounted for 49% of total revenues. No other customer individually accounted for more than 10% of accounts receivable or total revenues.

9. RELATED PARTY TRANSACTIONS

                                                                            DECEMBER 31,
                                                                   --------------------------
                                                                     2002              2001
                                                                   ---------        ---------
              Due to Hanover Capital Partners Ltd.                 $ 270,987        $ 466,287
              Due to Hanover Capital Mortgage Holdings, Inc.         172,871           78,400
              Other                                                   (1,363)             (48)
                                                                   ---------        ---------
              Due to related parties                               $ 442,495        $ 544,639
                                                                   =========        =========

For the years ended December 31, 2002, 2001 and 2000, Hanover Capital Partners Ltd. ("HCP") and HCHI billed certain expenses to the Company. The expenses billed include personnel, travel and entertainment, general and administrative, occupancy, technology and professional. These expenses were billed to reflect certain costs paid on behalf of the Company. The Company expects similar billings from HCP and HCHI in future periods.

HCP billed the following expenses to the Company for the years ended December 31, 2002, 2001 and 2000:

                                                       YEARS ENDED DECEMBER 31,
                                               ------------------------------------------
                                                  2002             2001            2000
                                               ----------       ----------       --------
              Personnel                        $2,652,028       $2,504,855       $441,214
              Travel and entertainment            140,427          150,157         57,320
              General and administrative           28,764           23,215         47,299
              Occupancy                             7,123           20,086         25,466
              Technology                            4,705           10,415          3,600
              Professional                             --            1,961             --
                                               ----------       ----------       --------
                                               $2,833,047       $2,710,689       $574,899
                                               ==========       ==========       ========

The above expenses were partially offset by revenues billed by the Company to HCP of $110,962 for the year ended December 31, 2000.

HCHI billed the following expenses to the Company for the years ended December 31, 2002, 2001 and 2000:

                                                     YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                 2002           2001           2000
                                               --------       --------       --------
              Personnel                        $561,419       $353,993       $369,047
              Occupancy                              --         19,957        102,840
              General and administrative          4,750          2,051         16,118
                                               --------       --------       --------
                                               $566,169       $376,001       $488,005
                                               ========       ========       ========

At December 31, 2002 and 2001, the Company had a principal balance on a note payable to HCHI in the amount of $7,395,896 and $7,654,396, respectively. The maximum loan amount under this note is $10 million. The note bears interest daily at the prime rate minus 1% and interest is calculated on the daily principal balance outstanding. At December 31, 2002 and 2001, the interest rate in effect was 3.25% and 3.75%, respectively. The entire unpaid principal balance on the note is due in full on the extended maturity date, March 31, 2004.

10. INCOME TAXES

                                                              DECEMBER 31,
                                                      ------------------------------
                                                          2002               2001
                                                      -----------        -----------
                  Deferred tax assets - Federal       $ 1,763,975        $ 1,660,082
                  Deferred tax assets - State             268,063            284,207
                                                      -----------        -----------
                                                        2,032,038          1,944,289
                  Valuation allowance                  (2,032,038)        (1,944,289)
                                                      -----------        -----------
                  Deferred tax asset - net            $        --        $        --
                                                      ===========        ===========

The items resulting in significant temporary differences for the years ended December 31, 2002 and 2001 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and goodwill amortization. The Company has established a valuation allowance for the full amount of the deferred income tax benefit.

The components of the income tax provision for the years ended December 31, 2002, 2001 and 2000 consist of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2002               2001              2000
                                                -----------        -----------        ---------
      Current - Federal, state and local        $     7,998        $        --        $      --
      Deferred - Federal, state and local           (87,749)        (1,323,465)        (608,395)
                                                -----------        -----------        ---------
                                                    (79,751)        (1,323,465)        (608,395)
      Valuation allowance                            87,749          1,323,465          608,395
                                                -----------        -----------        ---------
      Total                                     $     7,998        $        --        $      --
                                                ===========        ===========        =========

The income tax provision differs from amounts computed at statutory rates, as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2002               2001              2000
                                                               -----------        -----------        ---------
Federal income tax benefit at statutory rate                   $   (77,970)       $(1,143,602)       $(524,454)
State and local income tax benefit                                 (12,324)          (191,274)         (97,050)
Meals and entertainment                                              7,145              8,609           11,228
Officers' life insurance                                             3,391              2,802            1,881
Tax amortization in excess of book amortization                    (38,837)                --               --
Effect of rate changes on prior year deferred tax assets            32,331                 --               --
State alternative minimum tax                                        7,998                 --               --
Other                                                               (1,485)                --               --
                                                               -----------        -----------        ---------
                                                                   (79,751)        (1,323,465)        (608,395)
Valuation allowance                                                 87,749          1,323,465          608,395
                                                               -----------        -----------        ---------
Income tax provision                                           $     7,998        $        --        $      --
                                                               ===========        ===========        =========

The Company has a Federal tax net operating loss carryforward of approximately $5,162,000 that begins to expire in 2019.

11. STOCKHOLDER'S EQUITY

Prior to July 1, 2002, HCHI owned all of the outstanding preferred stock of the Company, giving it a 97% economic interest. The remaining 3% economic interest represented by all of the common stock of the Company was owned by the principals, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares. Pursuant to a Stock Purchase Agreement effective July 1, 2002, HCHI acquired 100% of the outstanding common stock of the Company. Therefore, as of July 1, 2002, HCHI owns 100% of the outstanding capital stock, both preferred and common, of the Company.

On February 19, 2002, the Company received a capital contribution from HCHI of 63,577 shares of HCHI common stock with a then fair market value of $470,470. The Company utilized the capital contribution to fund the first earn-out issued in connection with its purchase of all of the assets of Pamex. The difference between the amount accrued at December 31, 2001 and the capital contribution at February 19, 2002, or $29,530, was reflected as an adjustment to goodwill. In addition, on February 19, 2002, the Company received a capital contribution from the principals of $14,551 to maintain the principals' 3% economic interest in the Company.

12. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows:

                      YEAR                 AMOUNT
                     ------              ---------
                      2003               $ 201,316
                      2004                 141,039
                      2005                  45,933
                                         ---------
                                         $ 388,288
                                         =========

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $199,101, $190,379 and $69,533, respectively.

13. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 2002           2001            2000
                                                                              ---------       ---------       -------
      SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid during the year for:
              Income taxes                                                    $   1,000       $      --       $    --
                                                                              =========       =========       =======
              Interest to related party                                       $ 311,942       $ 298,369       $45,615
                                                                              =========       =========       =======

      ACQUISITION, NET OF CASH ACQUIRED:
          Fair value of assets acquired                                       $      --       $ 259,629       $    --
          Goodwill at acquisition                                                    --         590,371            --
          Direct costs of acquisition                                                --          18,530            --
          Less cash acquired                                                         --         (35,119)           --
                                                                              ---------       ---------       -------
          Net cash paid for acquisition                                       $      --       $ 833,411       $    --
                                                                              =========       =========       =======

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
          First and second earn-outs accrued in connection with the
            acquisition of all of the assets of Pamex resulting in
            increases in goodwill and payable under asset purchase
            agreement                                                         $ 500,000       $ 500,000       $    --
                                                                              =========       =========       =======


          Capital contribution received of 63,577 shares of HCHI common stock utilized to fund the first earn-out in connection
            with the acquisition of all of the assets of Pamex                $ 470,470       $      --       $    --
                                                                              =========       =========       =======

14. SUBSEQUENT EVENTS

On February 21, 2003, the maturity date of the note payable to HCHI was extended from March 31, 2003 to March 31, 2004.

On February 24, 2003, the Company received a capital contribution from HCHI of $75,000 of cash and 60,180 shares of HCHI common stock with a then fair market value of $457,970. The capital contribution was utilized by the Company to fund the second earn-out issued in connection with its purchase of all of the assets of Pamex. The difference between the amount accrued at December 31, 2002 and the capital contribution on February 24, 2003, or $32,970, will be reflected as an adjustment to goodwill.

                                     ******