Form 10-Q
period 2003-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2003-05-15
CIK 1040719

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________to __________

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

                                   Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                   Yes [ ] No [X]

         The registrant had 4,503,126 shares of common stock outstanding as of May 14, 2003.

                     HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements                                               3

                 Consolidated Balance Sheets as of
                 March 31, 2003 (unaudited) and December 31, 2002                   3

                 Consolidated Statements of Income (unaudited) for the
                 Three Months Ended March 31, 2003 and 2002                         4

                 Consolidated Statement of Stockholders' Equity (unaudited)
                 for the Three Months Ended March 31, 2003                          5

                 Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2003 and 2002                         6

                 Notes to Consolidated Financial Statements (unaudited)             7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               19

Item 3.          Quantitative and Qualitative Disclosures About Market Risk        28

Item 4.          Controls and Procedures                                           30

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                 31

Item 2.          Changes in Securities and Use of Proceeds                         31

Item 3.          Defaults Upon Senior Securities                                   31

Item 4.          Submission of Matters to a Vote of Security Holders               31

Item 5.          Other Information                                                 31

Item 6.          Exhibits and Reports on Form 8-K                                  31

                 Signatures                                                        31

                 Certifications                                                    32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                                                          MARCH 31,          DECEMBER 31,
                                                                            2003                 2002
                                                                        ------------         ------------
ASSETS                                                                  (unaudited)
Mortgage loans:
     Held for sale                                                      $        410         $        413
     Collateral for CMOs                                                      76,903              102,751
Mortgage securities pledged as collateral
   for reverse repurchase agreements:
     Available for sale                                                       26,834                4,082
     Held to maturity                                                              -                  559
     Trading                                                                       -                2,669
Mortgage securities pledged as collateral for CMOs                                 -                9,805
Mortgage securities, not pledged:
     Available for sale                                                        3,130                6,186
     Trading                                                                       -                  602
Cash and cash equivalents                                                     18,704               10,605
Accounts receivable                                                            1,404                1,706
Accrued interest receivable                                                      806                  960
Equity investment in HDMF-I LLC                                                2,664                4,638
Notes receivable from related parties                                          1,750                2,563
Other assets                                                                   9,351                8,332
                                                                        ------------         ------------

TOTAL ASSETS                                                            $    141,956         $    155,871
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements                                           $     23,012         $      6,283
CMO borrowing                                                                 70,174              102,589
Dividends payable                                                                  -                1,119
Accounts payable, accrued expenses and other liabilities                       2,757                2,816
                                                                        ------------         ------------
     TOTAL LIABILITIES                                                        95,943              112,807
                                                                        ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01, 10 million shares authorized,
   -0- shares issued and outstanding
Common stock, par value $0.01, 90 million shares authorized,
   4,532,402 and 4,474,222 shares issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively                             45                   45
Additional paid-in capital                                                    68,433               67,990
Retained earnings (deficit)                                                  (23,454)             (25,322)
Accumulated other comprehensive income                                           989                  351
                                                                        ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                                               46,013               43,064
                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    141,956         $    155,871
                                                                        ============         ============

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ----------------------
                                                                 2003          2002
                                                               --------      --------
REVENUES:
     Interest income                                           $  2,395      $  3,845
     Interest expense                                             1,285         2,193
                                                               --------      ---------
          Net interest income                                     1,110         1,652
     Loan loss provision                                            271            54
                                                               --------      --------
          Net interest income after loan loss provision             839         1,598

     Gain on sale of mortgage assets                              3,283           600
     Gain on mark to market of mortgage assets                        -           275
     Due diligence fees                                           1,319             -
     Assignment fees                                                573             -
     Technology                                                     885             -
     Loan brokering, trading and advisory services                  396             -
     Other income (loss)                                             46          (172)
                                                               --------      --------
          Total revenue                                           7,341         2,301
                                                               --------      --------
EXPENSES:
     Personnel                                                    2,177           500
     Subcontractor                                                  942             -
     Legal and professional                                         396           190
     General and administrative                                     392           231
     Depreciation and amortization                                  388             -
     Other                                                          160           106
     Travel and entertainment                                       150             9
     Occupancy                                                      122            10
                                                               --------      --------
          Total expenses                                          4,727         1,046
                                                               --------      --------
          Operating income                                        2,614         1,255

Equity in income (loss) of unconsolidated subsidiaries:
     Hanover Capital Partners Ltd.                                    -            26
     HanoverTrade, Inc.                                               -            27
     HDMF-I LLC                                                     (43)          (21)
     Hanover Capital Partners 2, Inc.                                 -            25
                                                               --------      --------
Income before income tax provision                                2,571         1,312
Income tax provision                                                 23             -
                                                               --------      --------
NET INCOME                                                     $  2,548      $  1,312
                                                               ========      ========

BASIC EARNINGS PER SHARE                                       $   0.57      $   0.31
                                                               ========      ========

DILUTED EARNINGS PER SHARE                                     $   0.56      $   0.30
                                                               ========      ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2003
                        (in thousands, except share data)
                                   (unaudited)


                                                                                                            ACCUMULATED
                                             COMMON STOCK     ADDITIONAL                     RETAINED          OTHER
                                        -------------------    PAID-IN      COMPREHENSIVE    EARNINGS      COMPREHENSIVE
                                          SHARES     AMOUNT    CAPITAL         INCOME        (DEFICIT)        INCOME        TOTAL
                                        ---------    ------   ----------    -------------    ---------     -------------   --------

Balance, December 31, 2002              4,474,222    $   45   $   67,990                     $ (25,322)    $         351   $ 43,064

Capital contributed to related
   party                                   60,180         -          458                                                        458
Repurchase of common stock                 (2,000)        -          (15)                                                       (15)
Comprehensive income:
   Net income                                                               $      2,548         2,548                        2,548
   Other comprehensive income:
      Change in net unrealized
         gain (loss) on securities
         available for sale                                                          629                             629        629
      Change in net unrealized
         gain (loss) on interest rate
         caps designated as hedges                                                     9                               9          9
                                                                            -------------
Comprehensive income                                                        $      3,186
                                                                            =============
Dividends declared                                                                                (680)                        (680)
                                        ---------    ------   ----------                     ---------     -------------   --------

Balance, March 31, 2003                 4,532,402    $   45   $   68,433                     $ (23,454)    $         989   $ 46,013
                                        =========    ======   ==========                     =========     =============   ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                  2003                 2002
                                                                                --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  2,548             $  1,312
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  388                    -
      Amortization of net premium and deferred costs                                (107)                 104
      Loan loss provision                                                            271                   54
      Gain on sale of mortgage assets                                             (3,283)                (600)
      Gain on mark to market of mortgage assets                                        -                 (275)
      Loss on disposition of real estate owned                                         9                    -
      Purchase of trading securities                                                   -              (34,243)
      Sale of trading securities                                                   3,267               50,154
      Distributions from unconsolidated subsidiaries in excess of
       equity (income) loss                                                        1,974                  (57)
      Decrease in accounts receivable                                                302                    -
      Decrease in accrued interest receivable                                        154                  694
      Decrease (increase) in notes receivable from related parties                   588               (2,996)
      Increase in other assets                                                    (1,571)              (1,716)
      Increase (decrease) in accounts payable, accrued expenses and
       other liabilities                                                             441                 (384)
                                                                                --------             --------
                   Net cash provided by operating activities                       4,981               12,047
                                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage securities                                              (20,033)                   -
    Principal payments received on mortgage assets                                   272                2,276
    Principal payments received on collateral for CMOs                             8,080               14,921
    Principal payments received on mortgage loans held for sale                        3                  141
    Proceeds from sale of mortgage assets                                         33,430                1,162
    Proceeds from disposition of real estate owned                                    65                    -
    Sales of mortgage securities to affiliates                                         -                  946
    Acquisitions                                                                     (75)                   -
    Capital contribution to HDMF-I LLC                                                 -               (3,891)
                                                                                --------             --------
                   Net cash provided by investing activities                      21,742               15,555
                                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (repayment of) reverse repurchase agreements              16,729              (15,899)
    Net repayment of CMOs                                                        (33,539)             (14,792)
    Payment of dividends                                                          (1,799)                (855)
    Repurchase of common stock                                                       (15)                (122)
                                                                                --------             --------
                   Net cash (used in) financing activities                       (18,624)             (31,668)
                                                                                --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               8,099               (4,066)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    10,605                8,946
                                                                                --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 18,704             $  4,880
                                                                                ========             ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with Hanover's Annual Report on Form 10-K for the year ended December 31, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2003. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

Hanover was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust ("REIT"), formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. ("HCP") and HanoverTrade, Inc. ("HT"). When we refer to the "Company," we mean Hanover together with its consolidated and unconsolidated subsidiaries.

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

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in mortgage-backed securities ("MBS") and mortgage loans for its own account, and for third parties. The principal business strategy of HCP is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. HanoverTrade also provides a full range of asset valuation, analysis and marketing services for performing, sub-performing and non-performing assets, whole loans and participations, Community Reinvestment Act loans, and mortgage servicing rights. Hanover also maintains an equity investment in HDMF-I LLC ("HDMF-I"). HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment of SFAS 123 requiring interim reporting is effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on our consolidated financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

2. MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE
                             (dollars in thousands)

                                                     MARCH 31, 2003                   DECEMBER 31, 2002
                                             -----------------------------      ----------------------------
                                             FIXED     ADJUSTABLE               FIXED    ADJUSTABLE
                                             RATE         RATE       TOTAL      RATE        RATE       TOTAL
                                             -----     ----------    -----      -----    ----------    -----
Principal amount of mortgage loans           $  48     $      496    $ 544      $  48    $      499    $ 547
Net premium (discount) and deferred costs       (3)          (111)    (114)        (3)         (111)    (114)
Loan loss allowance                              -              -        -          -             -        -
Net unrealized gain (loss)                       -            (20)     (20)         -           (20)     (20)
                                             -----     ----------    -----      -----    ----------    -----
Carrying value of mortgage loans             $  45     $      365    $ 410      $  45    $      368    $ 413
                                             =====     ==========    =====      =====    ==========    =====

        MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS
                             (dollars in thousands)

                                                     MARCH 31, 2003                            DECEMBER 31, 2002
                                            ------------------------------------     --------------------------------------
                                              FIXED       ADJUSTABLE                   FIXED       ADJUSTABLE
                                               RATE          RATE        TOTAL          RATE          RATE         TOTAL
                                            ---------     ----------    --------     ---------     ----------    ----------
Principal amount of mortgage loans          $  47,371     $   29,560    $ 76,931     $  71,127     $   31,365    $  102,492
Net premium (discount) and deferred costs         520           (153)        367           982           (152)          830
Loan loss allowance                              (192)          (203)       (395)         (377)          (194)         (571)
                                            ---------     ----------    --------     ---------     ----------    ----------
Carrying value of mortgage loans            $  47,699     $   29,204    $ 76,903     $  71,732     $   31,019    $  102,751
                                            =========     ==========    ========     =========     ==========    ==========

Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. During December 2002, Hanover exercised the call provisions of its 1998-A securitization. In February 2003, Hanover sold the underlying mortgage loans and realized aggregate net proceeds of $1,365,000 and a gain of $123,000. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. During January 2003, Hanover exercised the call provisions of its 1998-B securitization and in March 2003, sold the underlying mortgage loans and realized aggregate net proceeds of $5,930,000 and a gain of $3,052,000.

3. MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                                                        MARCH 31, 2003
                                                                    --------------------------------------------------------
                                                                    AVAILABLE       HELD TO
                                                                    FOR SALE        MATURITY        TRADING          TOTAL
                                                                    ---------       --------        -------         --------
Principal balance of mortgage securities                            $  12,190       $      -        $     -         $ 12,190
Net premium (discount) and deferred costs                                 149              -              -              149
                                                                    ---------       --------        -------         --------
Total amortized cost of mortgage securities                            12,339              -              -           12,339
Net unrealized gain (loss)                                                177              -              -              177
                                                                    ---------       --------        -------         --------
Carrying value of mortgage securities                               $  12,516       $      -        $     -         $ 12,516
                                                                    =========       ========        =======         ========

At December 31, 2002, there were no fixed-rate agency mortgage-backed securities.

                FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                  MARCH 31, 2003
                          -------------------------------------------------------------
                            AVAILABLE                            COLLATERAL
                               FOR         HELD TO                  FOR
                              SALE        MATURITY    TRADING       CMOS        TOTAL
                            ---------     --------    -------    ----------    --------
Principal balance of
  mortgage securities       $  27,412     $      -    $     -    $        -    $ 27,412
Net premium (discount)
  and deferred costs          (14,678)           -          -             -     (14,678)
                            ---------     --------    -------    ----------     --------
Total amortized cost of
  mortgage securities          12,734            -          -             -      12,734
Loan loss allowance              (357)           -          -             -        (357)
Net unrealized gain
 (loss)                           935            -          -             -         935
                            ---------     --------    -------    ----------    --------
Carrying value of
  mortgage securities       $  13,312     $      -    $     -    $        -    $ 13,312
                            =========     ========    =======    ==========    ========

                                                   DECEMBER 31, 2002
                          ---------------------------------------------------------------
                            AVAILABLE                             COLLATERAL
                               FOR         HELD TO                   FOR
                               SALE       MATURITY    TRADING        CMOS          TOTAL
                            ---------     --------    -------     ----------     --------
Principal balance of
  mortgage securities       $  17,472     $      -    $ 3,433     $   12,636     $ 33,541
Net premium (discount)
  and deferred costs           (9,164)           -       (510)        (2,466)     (12,140)
                            ---------     --------    -------     ----------     --------
Total amortized cost of
  mortgage securities           8,308            -      2,923         10,170       21,401
Loan loss allowance              (182)           -          -           (365)        (547)
Net unrealized gain
 (loss)                           434            -        348              -          782
                            ---------     --------    -------     ----------     --------
Carrying value of
  mortgage securities       $   8,560     $      -    $ 3,271     $    9,805     $ 21,636
                            =========     ========    =======     ==========     ========

             ADJUSTABLE-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                    MARCH 31, 2003
                              -----------------------------------------------------------
                              AVAILABLE                            COLLATERAL
                                 FOR         HELD TO                  FOR
                                SALE        MATURITY    TRADING       CMOS        TOTAL
                              ---------     --------    -------    ----------    --------
Principal balance of
  mortgage securities         $   8,623     $      -    $     -    $        -    $  8,623
Net premium (discount)
  and deferred costs             (4,611)           -          -             -      (4,611)
                              ---------     --------    -------    ----------    --------
Total amortized cost of
  mortgage securities             4,012            -          -             -       4,012
Loan loss allowance                 (77)           -          -             -         (77)
Net unrealized gain (loss)          201            -          -             -         201
                              ---------     --------    -------    ----------    --------
Carrying value of
  mortgage securities         $   4,136     $      -    $     -    $        -    $  4,136
                              =========     ========    =======    ==========    ========

                                                   DECEMBER 31, 2002
                              ------------------------------------------------------------
                              AVAILABLE                             COLLATERAL
                                 FOR         HELD TO                   FOR
                                 SALE       MATURITY    TRADING        CMOS         TOTAL
                              ---------     --------    -------     ----------     -------
Principal balance of
  mortgage securities         $   2,121     $      -    $     -     $        -     $ 2,121
Net premium (discount)
  and deferred costs               (963)           -          -              -        (963)
                              ---------     --------    -------     ----------     -------
Total amortized cost of
  mortgage securities             1,158            -          -              -       1,158
Loan loss allowance                 (25)           -          -              -         (25)
Net unrealized gain (loss)            2            -          -              -           2
                              ---------     --------    -------     ----------     -------
Carrying value of
  mortgage securities         $   1,135     $      -    $     -     $        -     $ 1,135
                              =========     ========    =======     ==========     =======

                      DERIVATIVE MORTGAGE-BACKED SECURITIES
                             (dollars in thousands)

                                                                     DECEMBER 31, 2002
                                                --------------------------------------------------------
                                                 INTEREST-        PRINCIPAL-
                                                ONLY STRIPS      ONLY STRIPS      INTEREST-
                                                 AVAILABLE         HELD TO       ONLY STRIPS
                                                 FOR SALE          MATURITY        TRADING        TOTAL
                                                -----------      -----------     -----------     -------
Principal balance of mortgage securities        $         -      $       681     $         -     $   681
Net premium (discount) and deferred costs               339             (122)              -         217
                                                -----------      -----------     -----------     -------
Total amortized cost of mortgage securities             339              559               -         898
Loan loss allowance                                       -                -               -           -
Net unrealized gain (loss)                              234                -               -         234
                                                -----------      -----------     -----------     -------
Carrying value of mortgage securities           $       573      $       559     $         -     $ 1,132
                                                ===========      ===========     ===========     =======

At March 31, 2003, there were no derivative mortgage-backed securities.

4.  LOAN LOSS ALLOWANCE

The following table summarizes the activity in the loan loss allowance (dollars in thousands):

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                   ---------------------
                                     2003         2002
                                   --------     --------
Balance, beginning of period       $  1,143     $  1,342
Loan loss provision                     271           54
Sales                                  (575)        (157)
Charge-offs                             (10)          (9)
                                   --------     --------
Balance, end of period             $    829     $  1,230
                                   ========     ========

5. NOTES RECEIVABLE AND AFFILIATED PARTY TRANSACTIONS

As of March 31, 2003, Hanover had the following loans outstanding to four executive officers ("Principals"):

                                NOTES RECEIVABLE
                             (dollars in thousands)

MARCH 31,     INTEREST
  2003          RATE       MATURITY DATE
---------     --------     --------------
$     483       6.02%      September 2007
    1,267       5.70       September 2007
---------
$   1,750
=========

The loans to Principals are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively.

Included in other assets in the Consolidated Balance Sheet is a receivable from HDMF-I of $123,000 at March 31, 2003.

During the three months ended March 31, 2003 and 2002, Hanover recorded the following interest income generated from loans to related parties (dollars in thousands):

               THREE MONTHS ENDED
                    MARCH 31,
               ------------------
                2003        2002
               ------      ------
Principals     $   36      $   45
HCP                 -          11
HT                  -          73
HCP-2               -          67
               ------      ------
               $   36      $  196
               ======      ======

Hanover engaged HCP pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. The term of the Management Agreement continues until December 31, 2003 with subsequent renewal. The management and administrative expenses for the three months ended March 31, 2002 were $154,000 relating to billings from HCP. The expense for the three months ended March 31, 2003 was eliminated in consolidation in the accompanying Consolidated Statement of Income.

6. REVERSE REPURCHASE AGREEMENTS

Information pertaining to individual reverse repurchase agreement lenders at March 31, 2003 is summarized as follows (dollars in thousands):

                                   DECEMBER 31,      NET      MARCH 31,
                        MAXIMUM        2002       (PAYDOWN)      2003     UNDERLYING
       LENDER          BORROWING      BALANCE      ADVANCE     BALANCE    COLLATERAL      TYPE OF COLLATERAL
--------------------   ---------   ------------   ---------   ---------   ----------   -----------------------
Lender A (committed)   $  10,000   $      1,698   $    (237)  $   1,461   $    6,729   Retained CMO Securities
Lender A                                    578       1,172       1,750        2,767   Mortgage Securities
Lender B                                  1,028      13,970      14,998       16,571   Mortgage Securities
Lender C                                      -       2,091       2,091        3,434   Mortgage Securities
Lender D                                  2,354        (429)      1,925        2,792   Mortgage Securities
Lender E                                    625        (181)        444          763   Mortgage Securities
Lender F                                      -         343         343          507   Mortgage Securities
                                   ------------   ---------   ---------   ----------
Total                              $      6,283   $  16,729   $  23,012   $   33,563
                                   ============   =========   =========   ==========

With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on April 26, 2004.

7. DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (FREESTANDING DERIVATIVES)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. At March 31, 2003, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company did not recognize any gains or losses for the three months ended March 31, 2003 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. At March 31, 2003, the fair value of the Company's interest rate caps was $1,000.

FORWARD SALES OF AGENCY SECURITIES (FREESTANDING DERIVATIVES)

From time to time, the Company enters into forward sales of government agency guaranteed securities, known as "Agency" securities to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for MBS, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. At March 31, 2003, the Company did not have any forward sales of Agency MBS.

8. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions up to a maximum of $3,000,000. In addition, on August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. During the three months ended March 31, 2003, the Company repurchased 2,000 shares of its common stock in open-market transactions through one of its subsidiaries at $7.73 per share for a total cost of $15,000. As of March 31, 2003, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 1,000 shares under the 2001 share repurchase authorization.

On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Stock Option Plan. As of March 31, 2003, Hanover had remaining authority to purchase up to 2,500 shares under the 2002 share repurchase authorization.

On January 19, 2001, Hanover's affiliate, HT, hired 18 employees of Pamex Capital Partners LLC and purchased all of Pamex's assets. The purchase price consisted of $850,000 in cash paid at closing, plus an earn-out of between $1,250,000 and $1,500,000 payable over three years in shares of Hanover common stock. The earn-out is based on performance targets. The performance targets for the first two years were met during 2002 and 2001 and $500,000 was accrued by HT each year. On February 24, 2003, Hanover made a capital contribution to HT of $75,000 in cash and 60,180 shares of Hanover common stock with a then fair market value of $457,970. On February 19, 2002, Hanover made a capital contribution of 63,577 shares of Hanover common stock with a then fair market value of $470,470.

Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003           2002
                                                              ----------     ----------
EARNINGS PER SHARE BASIC:
 Net income (numerator)                                       $    2,548     $    1,312
                                                              ==========     ==========

 Average common shares outstanding (denominator)               4,497,805      4,302,350
                                                              ==========     ==========

 Earnings per share basic                                     $     0.57     $     0.31
                                                              ==========     ==========

EARNINGS PER SHARE DILUTED:
 Net income (numerator)                                       $    2,548     $    1,312
                                                              ==========     ==========

 Average common shares outstanding                             4,497,805      4,302,350
 Add: Incremental shares from assumed conversion of
        stock options                                             74,452         90,996
                                                              ----------     ----------
 Diluted weighted average shares outstanding (denominator)     4,572,257      4,393,346
                                                              ==========     ==========

 Earnings per share diluted                                   $     0.56     $     0.30
                                                              ==========     ==========

9. HANOVER STOCK OPTION PLANS

On February 25, 2003, Hanover issued options, under the 1999 Equity Incentive Plan, to purchase 30,000 shares of its common stock with an exercise price of $7.69 per share in satisfaction of certain terms of the purchase agreement between HT and Pamex. The stock options expire on February 24, 2008.

The per share weighted average fair value of stock options granted for the three months ended March 31, 2003 was $0.40, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)                5
Risk-free interest rate           3.82%
Volatility                       27.63%
Expected dividend yield          10.94%

Hanover applies APB Opinion No. 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company's net income would have been reduced to the pro forma amounts for the three months ended March 31, 2003 (dollars in thousands, except per share data):

Net income:
 As reported                                         $   2,548
 Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                       (12)
                                                     ---------
 Pro forma                                           $   2,536
                                                     =========

Earnings per share - basic:
 As reported                                         $    0.57
                                                     =========
 Pro forma                                           $    0.56
                                                     =========

Earnings per share - diluted:

 As reported                                         $    0.56
                                                     =========
 Pro forma                                           $    0.55
                                                     =========

10. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
     (in thousands, except share data)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  -------------------
                                                                                    2003       2002
                                                                                  --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
         Income taxes                                                             $    129   $      -
                                                                                  ========   ========
         Interest                                                                 $  1,419   $  2,772
                                                                                  ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
 Capital contribution of 63,577 shares of common stock to HT                      $      -   $    470
                                                                                  ========   ========
 Capital contribution of 60,180 shares of common stock to HT                      $    458   $      -
                                                                                  ========   ========
 Payment of note receivable from related party with commitment of common stock    $    225   $      -
                                                                                  ========   ========

11. SEGMENT REPORTING

As discussed in Note 1 to the Consolidated Financial Statements, the Company is engaged in three principal businesses which are conducted through its three primary operating units, each a reportable segment: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in MBS and mortgage loans for its own account and for third parties. The principal business strategy of HCP is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also services multifamily mortgage loans and owns a registered broker/dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. HT also owns a broker/dealer whose activities are not material and are combined with HT for segment reporting purposes.

As discussed in Note 1 to the Consolidated Financial Statements, for the periods ending after June 30, 2002, Hanover's financial statements will be consolidated with HCP and HT. Therefore, segment information is only being provided as of and for the three months ended March 31, 2003 as follows (dollars in thousands):

                                         Hanover
                                         Capital      Hanover
                                         Mortgage     Capital       Hanover
                                         Holdings,    Partners       Trade,                  Elimina-
                                           Inc.         Ltd.          Inc.        Other        tions      Consolidated
                                         --------     --------      --------     -------     --------     ------------
Net interest income                      $  1,167     $      5      $      9     $     -     $    (71)    $      1,110
Other revenues                              2,628        1,943         1,660           -            -            6,231
Net income (loss)                           2,672          (54)          (70)          -            -            2,548
Total assets                              141,119        3,748         5,222          24       (8,157)         141,956
Capital expenditures and investments          540           12         1,095           -         (533)           1,114
Depreciation and amortization                   3           18           367           -            -              388

12. SUBSEQUENT EVENTS

On May 8, 2003, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended March 31, 2003 to be paid on June 5, 2003 to stockholders of record as of May 22, 2003.

13. PRO FORMA DISCLOSURE

The following unaudited pro forma consolidated statements of income have been prepared to give effect to Hanover's acquisition on July 1, 2002 of 100% of the outstanding common stock of each of HCP, HT and HCP-2 (collectively, the "Newly Consolidated Subsidiaries"), as previously reported on Form 8-K filed on July 16, 2002. This acquisition had been accounted for using the purchase method of accounting. These pro forma consolidated statements of income were prepared as if the acquisition had been completed as of January 1, 2002.

The unaudited pro forma consolidated statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2002, nor are these presentations necessarily indicative of the future results of operations.

These unaudited pro forma consolidated statements of income are based upon the historical consolidated financial statements of Hanover and the Newly Consolidated Subsidiaries included in Hanover's Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

Information presented for the three months ended March 31, 2002 is presented on a consolidated pro forma basis. Information presented for the three months ended March 31, 2003 is presented on an actual basis, which takes into account the consolidation of Hanover, HT, HCP and HCP-2.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2003        2002
                                                           --------   ----------
                                                                      (Pro Forma)
REVENUES:
  Interest income                                          $  2,395   $    4,158
  Interest expense                                            1,285        2,193
                                                           --------   ----------
     Net interest income                                      1,110        1,965
  Loan loss provision                                           271           54
                                                           --------   ----------
     Net interest income after loan loss provision              839        1,911
  Gain on sale of mortgage assets                             3,283          600
  Loss on mark to market of mortgage assets                       -         (210)
  Due diligence fees                                          1,319          916
  Assignment fees                                               573          389
  Technology                                                    885           22
  Loan brokering, trading and advisory services                 396        1,815
  Other income                                                   46           26
                                                           --------   ----------
     Total revenue                                            7,341        5,469
                                                           --------   ----------

EXPENSES:
  Personnel                                                   2,177        2,202
  Subcontractor                                                 942          501
  Legal and professional                                        396          246
  General and administrative                                    392          288
  Depreciation and amortization                                 388          311
  Other                                                         160          359
  Travel and entertainment                                      150          105
  Occupancy                                                     122           92
                                                           --------   ----------
     Total expenses                                           4,727        4,104
                                                           --------   ----------
     Operating income                                         2,614        1,365
Equity in income (loss) of unconsolidated subsidiaries:
  Hanover Capital Partners Ltd.                                   -            -
  HanoverTrade, Inc.                                              -            -
  HDMF-I LLC                                                    (43)         (21)
  Hanover Capital Partners 2, Inc.                                -            -
                                                           --------   ----------
Income before income tax provision                            2,571        1,344
Income tax provision                                             23           36
                                                           --------   ----------
NET INCOME                                                 $  2,548   $    1,308
                                                           ========   ==========

BASIC EARNINGS PER SHARE                                   $   0.57   $     0.30
                                                           ========   ==========

DILUTED EARNINGS PER SHARE                                 $   0.56   $     0.30
                                                           ========   ==========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                        Three Months Ended March 31, 2002
                                   (unaudited)
                      (in thousands, except per share data)

                                                        HANOVER
                                                        CAPITAL
                                                        MORTGAGE           NEWLY
                                                     HOLDINGS, INC.     CONSOLIDATED     ADJUSTMENTS/          PRO FORMA
                                                      AS REPORTED       SUBSIDIARIES     ELIMINATIONS         CONSOLIDATED
                                                     --------------     ------------     ------------         ------------
REVENUES:
  Interest income                                    $        3,845     $        470     $       (157)(a,d)   $      4,158
  Interest expense                                            2,193                -                -                2,193
                                                     --------------     ------------     ------------         ------------
      Net interest income                                     1,652              470             (157)               1,965
  Loan loss provision                                            54                -                -                   54
                                                     --------------     ------------     ------------         ------------
      Net interest income after loan loss provision           1,598              470             (157)               1,911
  Gain on sale of mortgage assets                               600                -                -                  600
  Gain (loss) on mark to market of mortgage assets              275             (485)               -                 (210)
  Due diligence fees                                              -              916                -                  916
  Assignment fees                                                 -              389                -                  389
  Technology                                                      -               22                -                   22
  Loan brokering, trading and advisory services                   -            1,815                -                1,815
  Other income (loss)                                          (172)             216              (18)(b)               26
                                                     --------------     ------------     ------------         ------------
      Total revenue                                           2,301            3,343             (175)               5,469
                                                     --------------     ------------     ------------         ------------

EXPENSES:
  Personnel                                                     500            1,505              197(b)             2,202
  Subcontractor                                                   -              501                -                  501
  Legal and professional                                        190               56                -                  246
  General and administrative                                    231              272             (215)(b)              288
  Depreciation and amortization                                   -              311                -                  311
  Other                                                         106              404             (151)(a)              359
  Travel and entertainment                                        9               96                -                  105
  Occupancy                                                      10               82                -                   92
                                                     --------------     ------------     ------------         ------------
      Total expenses                                          1,046            3,227             (169)               4,104
                                                     --------------     ------------     ------------         ------------

      Operating income                                        1,255              116               (6)               1,365
Equity in income (loss) of unconsolidated
 subsidiaries                                                    57                -              (78)(c)              (21)
                                                     --------------     ------------     ------------         ------------
Income before income tax provision                            1,312              116              (84)               1,344
Income tax provision                                              -               36                -                   36
                                                     --------------     ------------     ------------         ------------
NET INCOME                                           $        1,312     $         80     $        (84)        $      1,308
                                                     ==============     ============     ============         ============

BASIC EARNINGS PER SHARE:
  Average common shares outstanding                       4,302,350                                              4,302,350
                                                     ==============                                           ============
  Basic earnings per share                           $         0.31                                           $       0.30
                                                     ==============                                           ============

DILUTED EARNINGS PER SHARE:
  Diluted weighted average shares outstanding             4,393,346                                              4,393,346
                                                     ==============                                           ============
  Diluted earnings per share                         $         0.30                                           $       0.30
                                                     ==============                                           ============

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                        Three Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)

(a) To eliminate intercompany interest income and expense summarized as follows:

Interest on note to Hanover Capital Partners Ltd.          $     11
Interest on note to HanoverTrade, Inc.                           73
Interest on note to Hanover Capital Partners 2, Inc.             67
                                                           --------
                                                           $    151
                                                           ========

(b) Hanover engaged Hanover Capital Partners Ltd. pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. In addition, Hanover Capital Partners Ltd. performed management and administrative services for HanoverTrade, Inc. To eliminate these intercompany management fees recorded as follows:

Management fee income recorded to:
 Other income (loss)                                       $     18
 Reduction of personnel expense                                 199
                                                           --------
                                                           $    217
                                                           ========

Management fee expensed to:
 General, management and administrative                    $    215
 Personnel expense                                                2
                                                           --------
                                                           $    217
                                                           ========

(c) With the consolidation of the results of Hanover Capital Partners Ltd., HanoverTrade, Inc. and Hanover Capital Partners 2, Inc., the equity in income of these subsidiaries summarized below would be reversed:

Hanover Capital Partners Ltd.                              $     26
HanoverTrade, Inc.                                               27
Hanover Capital Partners 2, Inc.                                 25
                                                           --------
                                                           $     78
                                                           ========

(d) To exclude the interest income of $6 on the portion of the notes receivable reduced in exchange for the purchase of the common stock of the newly consolidated subsidiaries; the offsetting amount would be to accrued interest on the balance sheet

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "assumes," "will," or other similar expressions; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire MBS or mortgage loans; our estimated loan-loss reserves; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of the master reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information-systems technology; potential declines in our ability to locate and acquire desirable investments; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2002, that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Investors should also carefully consider the critical accounting policies identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies for mortgage securities, loan loss allowance, equity investments, revenue recognition and income taxes involve a high degree of judgment and complexity in the preparation of our consolidated financial statements.

OVERVIEW

We are a specialty finance company organized in June 1997 as a REIT. At March 31, 2003, we had two principal consolidated subsidiaries, Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms "we", "us", "our" or "the Company," we are referring to our company and its consolidated and unconsolidated subsidiaries taken as a whole. To provide more meaningful disclosure, we occasionally wish to report information regarding only our REIT entity without reference to any of its subsidiaries. In those instances, we refer to the REIT entity as "Hanover."

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

As of March 31, 2003, we retain the aggregate credit risk on $10.9 billion of mortgage loans relating to (dollars in thousands):

                        Principal    Carrying
                         Balance       Value      Financing
                        ---------    --------     ---------
Subordinate MBS         $  36,035    $ 17,448     $   9,557
Agency-issued MBS          12,190      12,516        11,994
Collateral for CMOs        76,931       6,729         1,461
Mortgage loans                544         410             -
                        ---------    --------     ---------
Total                   $ 125,700    $ 37,103     $  23,012
                        =========    ========     =========

The above carrying value of collateral for CMOs is our net invested equity in retained mortgage-backed bonds.

In addition, HDMF-I retains the aggregate credit risk on $6,995,000 of mortgage loans of which our portion is $2,201,000 of invested capital at risk.

On July 1, 2002, Hanover acquired 100% of the outstanding capital stock of each of HT, HCP, and Hanover Capital Partners 2, Inc., which we refer to as HCP-2. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of these entities. Prior to July 1, 2002, the financial results for these three entities appeared in our financial statements as a single line-item under "equity in income or loss of unconsolidated subsidiaries." Due to the stock purchase, for periods ending after June 30, 2002, Hanover's financial statements will be consolidated with the financial statements of those entities. This means that the financial results for these three entities, whether positive or negative, will appear throughout our financial statements as applicable, rather than in a single line-item. To assist you in evaluating the effect of the stock purchase on our financial results, our discussion below sometimes includes information regarding both "previously reported" and "pro forma" financial results. "Previously reported" financial results provide the actual results for the periods presented, which means that they do not give effect to the stock purchase for any periods prior to July 1, 2002. "Pro forma" financial results provide financial information for the periods shown as if the stock purchase of HT, HCP and HCP-2 had been completed as of January 1, 2002 for statement of income purposes. "Pro forma" financial information is presented for illustrative purposes only. Pro forma information is not necessarily indicative of the financial position or results of operations that would have been reported had the acquisition occurred on January 1, 2002, and these presentations do not necessarily indicate the future financial position or results of operations.

RESULTS OF OPERATIONS

The following table presents the consolidated results of operations as previously reported for the three months ended March 31, 2003 and 2002 and pro forma results for the three months ended March 31, 2002 (dollars in thousands, except per share data):

                                               As Previously Reported -
                                                 Three Months Ended        Pro Forma -
                                                      March 31,           Three Months
                                               -----------------------   Ended March 31,
                                                  2003         2002          2002
                                               ----------   ----------     ----------
Net interest income                            $    1,110   $    1,652     $    1,965
Loan loss provision                                  (271)         (54)           (54)
Gain on sale of mortgage assets                     3,283          600            600
Gain on mark to market of mortgage assets               -          275           (210)
Due diligence fees                                  1,319            -            916
Assignment fees                                       573            -            389
Technology                                            885            -             22
Loan brokering, trading and advisory services         396            -          1,815
Other income (loss)                                    46         (172)            26
                                               ----------   ----------     ----------
   Total revenue                                    7,341        2,301          5,469
Expenses                                            4,727        1,046          4,104
                                               ----------   ----------     ----------
   Operating income                                 2,614        1,255          1,365
Equity in income (loss) of unconsolidated
 subsidiaries:
  Hanover Capital Partners Ltd.                         -           26              -
  HanoverTrade, Inc.                                    -           27              -
  HDMF-I LLC                                          (43)         (21)           (21)
  Hanover Capital Partners 2, Inc.                      -           25              -
                                               ----------   ----------     ----------
Income before income tax provision                  2,571        1,312          1,344
Income tax provision                                   23            -             36
                                               ----------   ----------     ----------
Net income                                     $    2,548   $    1,312     $    1,308
                                               ==========   ==========     ==========

Basic earnings per share                       $     0.57   $     0.31     $     0.30
                                               ==========   ==========     ==========
Dividends declared per share                   $     0.30   $     0.25     $     0.25
                                               ==========   ==========     ==========

Net Income, Basic Earnings Per Share and Total Revenue

We recorded net income of $2,548,000 or $0.57 per share based on 4,497,805 weighted average shares of common stock outstanding for the three months ended March 31, 2003 compared to net income of $1,312,000 or $0.31 per share based on 4,302,350 weighted average common shares outstanding for the three months ended March 31, 2002. Total revenue for the three months ended March 31, 2003 was $7,341,000, compared to $2,301,000 previously reported for the same period in 2002. On a pro forma basis, total revenue for the three months ended March 31, 2002 was $5,469,000.

Net Interest Income and Loan Loss Provision

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

                               NET INTEREST INCOME

                                          THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------
                                         2003                     2002
                                 ---------------------    ---------------------
                                    NET         LOAN         NET        LOAN
                                 INTEREST       LOSS      INTEREST      LOSS
                                  INCOME     PROVISION     INCOME     PROVISION
                                 --------    ---------    --------    ---------
Mortgage loans                   $     16    $       -    $    117    $       -
CMO collateral                        398          (23)        741          (47)
Agency-issued MBS                       7            -         203            -
Private placement MBS                 624         (248)        374           (7)
Other                                  65            -         217            -
                                 --------    ---------    --------    ---------
Total net interest income        $  1,110    $    (271)   $  1,652    $     (54)
                                 ========    =========    ========    =========

Net interest income decreased to $1,110,000, or $0.25 per share, for the three months ended March 31, 2003 from $1,652,000, or $0.38 per share, as previously reported for the same period in 2002. The decrease in net interest income of $542,000 was primarily due to:

         - the decrease in the average balance of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

         -    the termination of Agency-issued MBS activity; and

         - the decrease in the interest earned from interest-only notes retained from our 1998-B securitization offset by the increase in the average balance of our purchased subordinate MBS portfolio.

During December 2002 and January 2003, we exercised call provisions in our Hanover 1998-A and 1998-B securitizations and sold the underlying mortgage loans in February and March 2003. As a result of the two sales, we have approximately $6,400,000 available for reinvestment. We cannot assure you that we will be able to reinvest these proceeds in a profitable manner.

Net interest income from Agency-issued MBS decreased in the three months ended March 31, 2003 because we terminated our investment in such MBS in July of 2002.

Private placement MBS net interest income increased due to the purchase of subordinate MBS during the first quarter 2003. The average balance of our subordinate MBS portfolio increased to $14,973,000 for the first quarter 2003 from $9,618,000 for the first quarter 2002. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from a decrease in the average notional amount on which interest income is earned due to the collapse of Hanover 1998-B in the three months ended March 31, 2003.

On a pro forma basis, net interest income decreased to $1,110,000 for the three months ended March 31, 2003 from $1,965,000 for the same period in 2002. The $855,000 decrease is primarily due to trading and Agency-issued MBS activity for the first quarter 2002; no such activity occurred for the first quarter 2003.

Our provision for loan losses increased to $271,000 in the three months ended March 31, 2003 from $54,000 for the same period in 2002. The $217,000 increase was primarily the result of purchases of first-loss subordinate MBS offset by a reduction in the average balance of collateral for CMOs. First-loss subordinate MBS are generally structured to absorb the credit losses resulting from a specified pool of mortgages. As a result, we provide for the estimated losses associated with first-loss subordinate MBS, which increases our overall loan loss allowance. If our loss estimates differ materially from actual results, we could incur additional losses resulting in decreased net income in future periods. No adjustments were required on a pro forma basis because the provision for loan losses relates only to Hanover during these periods.

Gain on Sale and Mark to Market of Mortgage Assets

Our results for the three months ended March 31, 2003 include a gain on sale of mortgage assets of $3,283,000 compared to $600,000 for the same period in 2002. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. We cannot assure you that we will be able to recognize gain on sale in the future. As a REIT, we do not actively trade our mortgage assets.

The gain on sale for the three months ended March 31, 2003 primarily represents the sales of mortgage loans that supported certain CMOs, which we refer to as Hanover 1998-A and Hanover 1998-B. These sales resulted in aggregate net proceeds of $7,295,000, cash available for reinvestment of approximately $6,400,000 and a gain of $3,175,000.

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

For the three months ended March 31, 2002, we recognized mark to market gains or losses on mortgage assets classified as trading securities through our Consolidated Statement of Income. Mortgage assets classified as available for sale are marked to market through other comprehensive income. We recognized mark to market gains on our purchased subordinate MBS portfolio of $464,000 for the three months ended March 31, 2002. We did not recognize mark to market gains or losses for the three months ended March 31, 2003 as all securities were classified as available for sale. Market gains or losses on our purchased subordinate portfolio are primarily subject to assumptions on the underlying mortgage loan portfolio including, but not limited to, prepayment speed assumptions, future loss assumptions and changes in the benchmark interest rate.

Other Revenue

Revenues from due diligence increased to $1,319,000 for the three months ended March 31, 2003 from $0 for the same period in 2002. Revenues from assignment fees increased to $573,000 for the three months ended March 31, 2003 from $0 for the same period in 2002. Revenues from technology increased to $885,000 for the three months ended March 31, 2003 from $0 for the same period in 2002. Revenues from loan brokering, trading and advisory services increased to $396,000 for the three months ended March 31, 2003 from $0 for the same period in 2002. In each case, this is because in periods prior to the consolidation of Hanover, HCP, HT and HCP-2, we did not separately record revenues attributable to HT, HCP or HCP-2, and all of the revenues listed in this paragraph are derived from the activities of HT and HCP.

On a pro forma basis, revenues from due diligence increased to $1,319,000 for the three months ended March 31, 2003 from $916,000 for the same period in 2002. Total due diligence revenues increased due to both an increase in our number of clients and an increase in revenue from our largest clients. On a pro forma basis, revenues from assignment fees increased to $573,000 for the three months ended March 31, 2003 from $389,000 for the same period in 2002, primarily because of 1 large assignment contract. This contract accounted for 55% of the total assignment fees recognized to date in 2003. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for the three months ended March 31, 2003. On a pro forma basis, revenues from technology increased to $885,000 for the three months ended March 31, 2003 from $22,000 for the same period in 2002. Technology revenue was derived from the licensing of our proprietary software and consulting services performed in connection with such licenses. Minimal technology revenue was generated for the three months ended March 31, 2002. Of the $885,000 of technology revenue generated for the three months ended March 31, 2003, 84% was sourced from 2 clients. We cannot assure you that we will be able to generate technology revenue comparable to those recorded for the three months ended March 31, 2003. On a pro forma basis, revenues from loan brokering, trading and advisory services decreased to $396,000 for the three months ended March 31, 2003 from $1,815,000 for the same period in 2002. This decrease is primarily attributable to revenue derived from a contract with the FDIC substantially completed during 2002. We cannot assure you that comparable contracts will be available in the future.

Operating Expenses

Operating expenses for the three months ended March 31, 2003 were $4,727,000 compared to $1,046,000 as previously reported for the same period in 2002 and $4,104,000 on a pro forma basis for the same period in 2002. The biggest component of the increase, on a pro forma basis, was an increase in subcontractor expenses. Subcontractor expenses for the three months ended March 31, 2003 increased to $942,000 compared to, on a pro forma basis, $501,000 for the same period last year. The increase in subcontractor expenses is primarily due to the increase in the number of due diligence projects in the first quarter 2003 as compared to the same period in 2002. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for the first quarter 2003 as compared to the first quarter 2002 where in-house personnel performed more projects.

Equity in Income (Loss) of Unconsolidated Subsidiaries

HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub- and non-performing one-to-four family residential whole loans. In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees of HDMF-I. In the first quarter of 2002, we invested an aggregate of $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. In the second half of 2002, we invested an additional $1,968,000 in HDMF-I to fund the purchase price of an additional loan pool and received $1,458,000 in distributions from HDMF-I. For the three months ended March 31, 2003, we recognized equity in losses of $43,000 and for the comparable period in 2002, we recognized equity in losses of $21,000. During the three months ended March 31, 2003, we received $1,931,000 in additional distributions from HDMF-I. At March 31, 2003, we had a total capital contribution commitment of $5,820,000.

TAXABLE INCOME

Our taxable loss for the quarter ended March 31, 2003 is estimated at $681,000. Taxable loss differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable loss (dollars in thousands):

GAAP net income                                                                      $ 2,548

         GAAP gain on collapse of Hanover 1998-A and Hanover 1998-B                   (3,175)
         GAAP gain on sale of mortgage securities                                       (108)
         Tax gain on collapse of Hanover 1998-A and Hanover 1998-B                     2,965
         Tax gain on sale of mortgage securities                                          87
         Utilization of capital loss carryforward                                     (3,052)
         Deductible expenses relating to collapse of Hanover 1998-A and
          Hanover 1998-B                                                              (1,867)
         Taxable dividend from HCP-2                                                   1,528
         Loan loss provision, net of realized losses                                     261
         Loss in subsidiaries not included in taxable income                             124
         Other                                                                             8
                                                                                     -------
Estimated taxable loss                                                               $  (681)
                                                                                     =======

We believe that estimated taxable loss provides useful information to investors because it provides information relating to our dividends and REIT status.

As a REIT, we are required to pay dividends amounting to 85% of each year's taxable ordinary income and 95% of the portion of each year's capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Dividend payments for 2003 may represent a partial return of capital dividend to shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. At March 31, 2003, we had one committed reverse repurchase line of credit with $10 million available and six uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

Net cash provided by operating activities for the three months ended March 31, 2003 was $4,981,000 compared to net income of $2,548,000 for the same period in 2003. Sales of trading securities provided $3,267,000, partially offset by the gain on sale of mortgage assets of $3,283,000.

Net cash provided by investing activities amounted to $21,742,000 during the three months ended March 31, 2003. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $8,080,000, (ii) proceeds from sale of mortgage assets of $33,430,000 and (iii) principal payments received on mortgage securities of $272,000. These proceeds were partially offset by purchase of mortgage securities of $20,033,000.

Cash flows from financing activities used $18,624,000 during the three months ended March 31, 2003. We made repayments on CMO borrowings of $33,539,000 partially offset by borrowings on reverse repurchase agreements of $16,729,000. We also paid dividends of $1,799,000.

We regularly invest our capital in MBS through Hanover, our primary investment vehicle. Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. During December 2002, Hanover exercised the call provisions of its 1998-A securitization. In February 2003, Hanover sold the underlying mortgage loans and realized aggregate net proceeds of $1,365,000. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. During January 2003, Hanover exercised the call provisions of its 1998-B securitization and in March 2003, sold the underlying mortgage loans and realized aggregate net proceeds of $5,930,000. Cash available for reinvestment from these sales is approximately $6,400,000.

We continue to pursue third-party investments to address HT's future capitalized software budget and operating needs. If outside financing is not located, we will continue to be responsible for HT's capital and operating requirements, although we do not expect those needs to be substantial in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use certain derivative financial instruments as hedges of anticipated transactions relating to our mortgage securities.

From time to time, we enter into forward sales of mortgage securities issued by federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change. At March 31, 2003, we had no forward commitments to sell or buy agency-issued mortgage securities.

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

At March 31, 2003, we had the following interest rate caps in effect (dollars in thousands):

NOTIONAL AMOUNT         INDEX          STRIKE %    MATURITY DATE      ACCOUNTING DESIGNATION
---------------     -------------     ----------   -------------     -----------------------
  $ 11,000          3 Month LIBOR       7.695%      October 2003     Freestanding Derivative
    20,000          1 Month LIBOR        7.75%       August 2004     Freestanding Derivative
----------
  $ 31,000
==========

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. At March 31, 2003, the fair value of our interest rate caps was $1,000; also the maximum potential loss exposure due to unfavorable market movements.

INTEREST RATE SENSITIVITY

Interest Rate Mismatch Risk - Reverse Repurchase Financing

At March 31, 2003, we owned $410,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans. Our reverse repurchase agreement financing at March 31, 2003 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 to 90 days.

Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. At March 31, 2003, we had a total of $19,267,000 of floating-rate reverse repurchase financing for $22,858,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. At March 31, 2003, we did not have any significant mortgage loans held for sale. We hedge the mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect $47,699,000 of fixed-rate mortgage loans and $29,204,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of $70,174,000 and reverse repurchase agreements of $1,461,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $20 million at March 31, 2003.

Mortgage Securities

At March 31, 2003, we owned certain fixed-rate Agency-issued mortgage securities and certain fixed-rate and adjustable-rate private placement mortgage securities with an aggregate carrying value of $29,964,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates.

ITEM 4.CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. However, we cannot assure you that our controls and procedures can prevent or detect all errors and fraud. In addition, since any system of controls is based in part upon assumptions regarding future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

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

(b)      Reports on Form 8-K

         On May 12, 2003, we furnished on Form 8-K a press release relating to our financial performance for the first quarter 2003 and other matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                      By:         /s/ John A. Burchett
Dated: May 15, 2003                        -------------------------------------
                                                      John A. Burchett
                                           President and Chief Executive Officer
                                           Chairman of the Board of Directors
                                              (Principal Executive Officer)


                                      By:         /s/ J. Holly Loux
Dated: May 15, 2003                        -------------------------------------
                                                      J. Holly Loux
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function):

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

Date: May 15, 2003
                                                 /s/ John A. Burchett
                                           -------------------------------------
                                                     John A. Burchett
                                           President and Chief Executive Officer

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function):

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

Date: May 15, 2003
                                                   /s/ J. Holly Loux
                                              --------------------------------
                                                       J. Holly Loux
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION

2.1 (8) Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George
                  J. Ostendorf and Irma N. Tavares

3.1 (9)           Amended Articles of Incorporation of Registrant, as amended

3.2 (1)           Bylaws of Registrant

4.1 (1)           Specimen Common Stock Certificate of Registrant

10.3 (1)          Registration Rights Agreement

10.5 (1)          Agreement and Plan of Recapitalization

10.6 (1)          Bonus Incentive Compensation Plan

10.7 (1)          1997 Executive and Non-Employee Director Stock Option Plan

10.7.1 (3)        1999 Equity Incentive Plan

10.8 (8) Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10.8.1 (8)        Stock Option Agreement effective as of July 1, 2002 between
                  Registrant and John A. Burchett

10.9 (8) Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10.9.1 (8)        Stock Option Agreement effective as of July 1, 2002 between
                  Registrant and Irma N. Tavares

10.10 (8)         Amended and Restated Employment Agreement effective as of July
                  1, 2002, by and between Registrant and Joyce S. Mizerak

10.10.1 (8)       Stock Option Agreement effective as of July 1, 2002 between
                  Registrant and Joyce S. Mizerak

10.11 (8)         Amended and Restated Employment Agreement effective as of July
                  1, 2002, by and between Registrant and George J. Ostendorf

10.11.1 (8)       Stock Option Agreement effective as of July 1, 2002 between
                  Registrant and George J. Ostendorf

10.11.2 (6)       Employment Agreement by and between Registrant and Thomas P.
                  Kaplan

10.11.3 (10)      Stock Purchase Agreement as of December 13, 2002 between
                  Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.

10.11.4*          Stock Purchase Agreement as of March 31, 2003 between John A.
                  Burchett and Hanover Capital Mortgage Holdings, Inc.

10.11.5*          Stock Purchase Agreement as of March 31, 2003 between George
                  J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.

10.13 (1)         Office Lease Agreement, dated as of March 1, 1994, by and
                  between Metroplex Associates and Hanover Capital Mortgage
                  Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1 (10)      Second Modification and Extension of Lease Agreement dated
                  April 22, 2002

10.13.2 (10)      Third Modification of Lease Agreement dated May 8, 2002

10.13.3 (10)      Fourth Modification of Lease Agreement dated November 2002

10.14 (3)         Office Lease Agreement, dated as of February 1, 1999, between
                  LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.15 (10)        Office Lease Agreement, dated as of September 3, 1997, between
                  Metro Four Associates Limited Partnership and Pamex Capital
                  Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.16* Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.

10.25 (1)         Contribution Agreement by and among Registrant, John A.
                  Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N.
                  Tavares

10.25.1 (8)       Amendment No. 1 to Contribution Agreement entered into as of
                  July 1, 2002 by and between Registrant, John A. Burchett,
                  Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26 (1)         Participation Agreement by and among Registrant, John A.
                  Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N.
                  Tavares

10.27 (1)         Loan Agreement

10.29 (2)         Management Agreement, dated as of January 1, 1998, by and
                  between Registrant and Hanover Capital Partners Ltd.

10.30 (3)         Amendment Number One to Management Agreement, dated as of
                  September 30, 1999

10.31 (4)         Amended and Restated Master Loan and Security Agreement by and
                  between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.1 (7)       Amendment Number Three dated as of April 11, 2001 to the
                  Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital
                  Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.2 (10)      Amendment Number Five dated as of March 28, 2002 to the
                  Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital
                  Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.3 (10)      Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital
                  Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4* Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.33 (5)         Stockholder Protection Rights Agreement

10.33.1 (8)       Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State
                  Street Bank and Trust Company and EquiServe Trust Company,
                  N.A.

10.33.2 (8)       Second Amendment to Stockholder Protection Rights Agreement
                  dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34 (6)         Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital
                  Partners, L.L.C. and the members of Pamex Capital Partners,
                  L.L.C.

10.35 (10)        Amended and Restated Limited Liability Agreement as of
                  November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover
                  Capital Mortgage Holdings, Inc. and Provident Financial Group,
                  Inc.

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

(10) Incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.