Form 10-Q
period 2003-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2003-08-14
CIK 1040719

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



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

     The registrant had 4,577,348 shares of common stock outstanding as of August 14, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2003

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements........................................      2
         Consolidated Balance Sheets as of June 30, 2003 (unaudited)
           and December 31, 2002.....................................      2
         Consolidated Statements of Income (unaudited) for the Three
           and Six Months Ended June 30, 2003 and 2002...............      3
         Consolidated Statement of Stockholders' Equity (unaudited)
           for the Six Months Ended June 30, 2003....................      4
         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended June 30, 2003 and 2002...................      5
         Notes to Consolidated Financial Statements (unaudited)......      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     22
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     31
Item 4.  Controls and Procedures.....................................     33

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     34
Item 2.  Changes in Securities and Use of Proceeds...................     34
Item 3.  Defaults Upon Senior Securities.............................     34
Item 4.  Submission of Matters to a Vote of Security Holders.........     34
Item 5.  Other Information...........................................     34
Item 6.  Exhibits and Reports on Form 8-K............................     34
         Signatures..................................................     36

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2003            2002
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Mortgage loans:
  Held for sale.............................................   $     464      $     413
  Collateral for CMOs.......................................      70,609        102,751
Mortgage securities pledged as collateral for reverse
  repurchase agreements:
  Available for sale........................................      62,861          4,082
  Held to maturity..........................................          --            559
  Trading...................................................       5,065          2,669
Mortgage securities pledged as collateral for CMOs..........          --          9,805
Mortgage securities, not pledged:
  Available for sale........................................       4,667          6,186
  Trading...................................................          --            602
Cash and cash equivalents...................................      12,068         10,605
Accounts receivable.........................................       1,300          1,706
Accrued interest receivable.................................         949            960
Equity investment in HDMF-I LLC.............................       1,686          4,638
Notes receivable from related parties.......................       1,167          2,563
Other assets................................................       9,170          8,332
                                                               ---------      ---------
TOTAL ASSETS................................................   $ 170,006      $ 155,871
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reverse repurchase agreements...............................   $  54,319      $   6,283
CMO borrowing...............................................      64,002        102,589
Dividends payable...........................................          --          1,119
Accounts payable, accrued expenses and other liabilities....       3,085          2,816
                                                               ---------      ---------
       TOTAL LIABILITIES....................................     121,406        112,807
                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock: $0.01 par value, 10 million shares
  authorized, -0- shares issued and outstanding
Common stock: $0.01 par value, 90 million shares authorized,
  4,503,126 and 4,474,222 shares issued and outstanding at
  June 30, 2003 and
  December 31, 2002, respectively...........................          45             45
Additional paid-in capital..................................      67,613         67,990
Retained earnings (deficit).................................     (22,272)       (25,322)
Accumulated other comprehensive income......................       3,214            351
                                                               ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY...........................      48,600         43,064
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 170,006      $ 155,871
                                                               =========      =========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------   ------------------
                                                         2003       2002       2003      2002
                                                        -------    -------   --------   -------
REVENUES:
  Interest income.....................................  $ 2,432    $ 3,461   $  4,827   $ 7,306
  Interest expense....................................      989      2,080      2,274     4,273
                                                        -------    -------   --------   -------
     Net interest income..............................    1,443      1,381      2,553     3,033
  Loan loss provision.................................      408         67        679       121
                                                        -------    -------   --------   -------
     Net interest income after loan loss provision....    1,035      1,314      1,874     2,912
  Gain on sale of mortgage assets.....................    2,494        305      5,777       905
  Gain on mark to market of mortgage assets...........       18        300         18       575
  Due diligence fees..................................    1,433         --      2,752        --
  Assignment fees.....................................      641         --      1,214        --
  Technology..........................................      927         --      1,812        --
  Loan brokering, trading and advisory services.......      948         --      1,344        --
  Other income (loss).................................       58       (253)       105      (425)
                                                        -------    -------   --------   -------
     Total revenues...................................    7,554      1,666     14,896     3,967
                                                        -------    -------   --------   -------
EXPENSES:
  Personnel...........................................    2,387        364      4,565       864
  Subcontractor.......................................      933         --      1,873        --
  Legal and professional..............................      379        239        775       429
  General and administrative..........................      437        236        826       459
  Depreciation and amortization.......................      389         --        777        --
  Other...............................................      188         99        350       205
  Travel and entertainment............................      161         16        311        25
  Occupancy...........................................      116         10        239        28
                                                        -------    -------   --------   -------
     Total expenses...................................    4,990        964      9,716     2,010
                                                        -------    -------   --------   -------
     Operating income.................................    2,564        702      5,180     1,957
Equity in income (loss) of unconsolidated
  subsidiaries:
  Hanover Capital Partners Ltd........................       --         86         --       112
  HanoverTrade, Inc...................................       --        628         --       655
  HDMF-I LLC..........................................        3         20        (40)       (1)
  Hanover Capital Partners 2, Inc.....................       --        (44)        --       (19)
                                                        -------    -------   --------   -------
Income before income tax provision....................    2,567      1,392      5,140     2,704
Income tax provision..................................       60         --         84        --
                                                        -------    -------   --------   -------
NET INCOME............................................  $ 2,507    $ 1,392   $  5,056   $ 2,704
                                                        =======    =======   ========   =======
BASIC EARNINGS PER SHARE..............................  $  0.56    $  0.32   $   1.12   $  0.62
                                                        =======    =======   ========   =======
DILUTED EARNINGS PER SHARE............................  $  0.54    $  0.31   $   1.10   $  0.61
                                                        =======    =======   ========   =======

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                          COMMON STOCK      ADDITIONAL                   RETAINED    ACCUMULATED OTHER
                                       ------------------    PAID-IN     COMPREHENSIVE   EARNINGS      COMPREHENSIVE
                                        SHARES     AMOUNT    CAPITAL        INCOME       (DEFICIT)        INCOME          TOTAL
                                       ---------   ------   ----------   -------------   ---------   -----------------   --------
Balance, December 31, 2002...........  4,474,222    $ 45     $ 67,990                    $ (25,322)       $   351        $ 43,064
Capital contributed to related
  party..............................     60,180      --          458                                                         458
Repurchase of common stock...........    (31,276)     --         (252)                                                       (252)
Principals' loan forgiveness.........                            (583)                                                       (583)
Comprehensive income:
  Net income.........................                                       $ 5,056          5,056                          5,056
  Other comprehensive income:
    Change in net unrealized gain
      (loss) on securities available
      for sale.......................                                         2,854                         2,854           2,854
    Change in net unrealized gain
      (loss) on interest rate caps
      designated as hedges...........                                             9                             9               9
                                                                            -------
Comprehensive income.................                                       $ 7,919
                                                                            =======
Dividends declared...................                                                       (2,006)                        (2,006)
                                       ---------    ----     --------                    ---------        -------        --------
Balance, June 30, 2003...............  4,503,126    $ 45     $ 67,613                    $ (22,272)       $ 3,214        $ 48,600
                                       =========    ====     ========                    =========        =======        ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,056   $  2,704
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       777         --
     Amortization of net premium and deferred costs.........      (382)       213
     Loan loss provision....................................       679        121
     Gain on sale of mortgage assets........................    (5,777)      (905)
     Gain on mark to market of mortgage assets..............        (7)      (575)
     Loss on disposition of real estate owned...............        49         --
     Purchase of trading securities.........................    (5,057)   (38,685)
     Sale of trading securities.............................     3,267     55,524
     Distributions from unconsolidated subsidiaries in
      excess of equity (income) loss........................     2,952       (747)
     Decrease in accounts receivable........................       406         --
     Decrease in accrued interest receivable................        11        758
     Decrease (increase) in notes receivable from related
      parties...............................................     1,171     (1,342)
     (Increase) decrease in other assets....................    (1,873)     1,042
     Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................       186        (88)
                                                              --------   --------
       Net cash provided by operating activities............     1,458     18,020
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage loans................................      (133)        --
  Purchase of mortgage securities...........................   (60,452)      (592)
  Principal payments received on mortgage assets............       885      3,201
  Principal payments received on collateral for CMOs........    14,327     28,181
  Principal payments received on mortgage loans held for
     sale...................................................        51        201
  Proceeds from sale of mortgage assets.....................    40,272      2,763
  Proceeds from disposition of real estate owned............       150         --
  Sales of mortgage securities to affiliates................        --        946
  Acquisitions..............................................       (75)        --
  Capital contributions to HDMF-I LLC.......................        --     (3,891)
                                                              --------   --------
       Net cash (used in) provided by investing
        activities..........................................    (4,975)    30,809
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayment of) reverse repurchase
     agreements.............................................    48,036    (19,794)
  Net repayment of CMOs.....................................   (39,679)   (27,912)
  Payment of dividends......................................    (3,125)    (1,968)
  Repurchase of common stock................................      (252)      (131)
  Exercise of stock options.................................        --        544
                                                              --------   --------
       Net cash provided by (used in) financing
        activities..........................................     4,980    (49,261)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,463       (432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    10,605      8,946
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 12,068   $  8,514
                                                              ========   ========

                 See notes to consolidated financial statements

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. ("Hanover") and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with Hanover's Annual Report on Form 10-K for the year ended December 31, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2003. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

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

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires a financial instrument that is within its scope to be classified as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity under previous guidance. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption. The Company's adoption of SFAS 150 is not expected to have a material effect on the Company's consolidated financial statements.

     In May 2003, the Emerging Issue Task Force ("EITF") issued Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting or revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of this Issue to have a material effect on the Company's consolidated financial statements.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

2.  MORTGAGE LOANS

                          MORTGAGE LOANS HELD FOR SALE

                                        JUNE 30, 2003               DECEMBER 31, 2002
                                  --------------------------   ---------------------------
                                  FIXED   ADJUSTABLE           FIXED   ADJUSTABLE
                                  RATE       RATE      TOTAL   RATE       RATE      TOTAL
                                  -----   ----------   -----   -----   ----------   ------
                                                   (DOLLARS IN THOUSANDS)
Principal amount of mortgage
  loans.........................  $ 195     $ 364      $ 559   $ 48      $  499     $  547
Net premium (discount) and
  deferred costs................    (19)      (77)       (96)    (3)       (111)      (114)
Loan loss allowance.............     --        --         --     --          --         --
Net unrealized gain (loss)......     --         1          1     --         (20)       (20)
                                  -----     -----      -----   ----      ------     ------
Carrying value of mortgage
  loans.........................  $ 176     $ 288      $ 464   $ 45      $  368     $  413
                                  =====     =====      =====   ====      ======     ======

       MORTGAGE LOANS SECURITIZED IN COLLATERALIZED MORTGAGE OBLIGATIONS

                                        JUNE 30, 2003                     DECEMBER 31, 2002
                               --------------------------------   ---------------------------------
                                FIXED     ADJUSTABLE               FIXED     ADJUSTABLE
                                 RATE        RATE       TOTAL       RATE        RATE        TOTAL
                               --------   ----------   --------   --------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
Principal amount of mortgage
  loans......................  $ 43,312    $ 27,372    $ 70,684   $ 71,127    $ 31,365    $ 102,492
Net premium (discount) and
  deferred costs.............       474        (140)        334        982        (152)         830
Loan loss allowance..........      (199)       (210)       (409)      (377)       (194)        (571)
                               --------    --------    --------   --------    --------    ---------
Carrying value of mortgage
  loans......................  $ 43,587    $ 27,022    $ 70,609   $ 71,732    $ 31,019    $ 102,751
                               ========    ========    ========   ========    ========    =========

     Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. As of June 30, 2003, Groups 2 and 3, together, of Hanover's 1999-A securitization is callable. We are currently evaluating the economic feasibility of calling 1999-A.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

3.  MORTGAGE SECURITIES

                  FIXED-RATE AGENCY MORTGAGE-BACKED SECURITIES

                                                             JUNE 30, 2003
                                               -----------------------------------------
                                               AVAILABLE   HELD TO
                                               FOR SALE    MATURITY   TRADING    TOTAL
                                               ---------   --------   -------   --------
                                                        (DOLLARS IN THOUSANDS)
Principal balance of mortgage securities.....  $ 38,888     $   --    $ 4,851   $ 43,739
Net premium (discount) and deferred costs....     1,075         --        207      1,282
                                               --------     ------    -------   --------
Total amortized cost of mortgage
  securities.................................    39,963         --      5,058     45,021
Net unrealized gain (loss)...................       335         --          7        342
                                               --------     ------    -------   --------
Carrying value of mortgage securities........  $ 40,298     $   --    $ 5,065   $ 45,363
                                               ========     ======    =======   ========

     As of December 31, 2002, there were no fixed-rate agency mortgage-backed securities.

               FIXED-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES

                                            JUNE 30, 2003                         DECEMBER 31, 2002
                       -------------------------------------------------------   --------------------
                                                        COLLATERAL
                       AVAILABLE   HELD TO                 FOR                   AVAILABLE   HELD TO
                       FOR SALE    MATURITY   TRADING      CMOS        TOTAL     FOR SALE    MATURITY
                       ---------   --------   -------   ----------   ---------   ---------   --------
                                                   (DOLLARS IN THOUSANDS)
Principal balance of
  mortgage
  securities.........  $  38,708    $   --    $   --      $   --     $  38,708   $ 17,472     $   --
Net premium
  (discount) and
  deferred costs.....    (20,679)       --        --          --       (20,679)    (9,164)        --
                       ---------    ------    ------      ------     ---------   --------     ------
Total amortized cost
  of mortgage
  securities.........     18,029        --        --          --        18,029      8,308         --
Loan loss
  allowance..........       (484)       --        --          --          (484)      (182)        --
Net unrealized gain
  (loss).............      2,043        --        --          --         2,043        434         --
                       ---------    ------    ------      ------     ---------   --------     ------
Carrying value of
  mortgage
  securities.........  $  19,588    $   --    $   --      $   --     $  19,588   $  8,560     $   --
                       =========    ======    ======      ======     =========   ========     ======

                              DECEMBER 31, 2002
                       --------------------------------
                                 COLLATERAL
                                    FOR
                       TRADING      CMOS        TOTAL
                       -------   ----------   ---------
                            (DOLLARS IN THOUSANDS)
Principal balance of
  mortgage
  securities.........  $ 3,433    $ 12,636    $  33,541
Net premium
  (discount) and
  deferred costs.....     (510)     (2,466)     (12,140)
                       -------    --------    ---------
Total amortized cost
  of mortgage
  securities.........    2,923      10,170       21,401
Loan loss
  allowance..........       --        (365)        (547)
Net unrealized gain
  (loss).............      348          --          782
                       -------    --------    ---------
Carrying value of
  mortgage
  securities.........  $ 3,271    $  9,805    $  21,636
                       =======    ========    =========

             ADJUSTABLE-RATE SUBORDINATE MORTGAGE-BACKED SECURITIES

                                                JUNE 30, 2003                         DECEMBER 31, 2002
                            ------------------------------------------------------   --------------------
                                                             COLLATERAL
                            AVAILABLE   HELD TO                 FOR                  AVAILABLE   HELD TO
                            FOR SALE    MATURITY   TRADING      CMOS       TOTAL     FOR SALE    MATURITY
                            ---------   --------   -------   ----------   --------   ---------   --------
                                                       (DOLLARS IN THOUSANDS)
Principal balance of
  mortgage securities.....  $ 15,285     $   --    $   --      $   --     $ 15,285    $ 2,121     $   --
Net premium (discount) and
  deferred costs..........    (8,338)        --        --          --       (8,338)      (963)        --
                            --------     ------    ------      ------     --------    -------     ------
Total amortized cost of
  mortgage securities.....     6,947         --        --          --        6,947      1,158         --
Loan loss allowance.......      (187)        --        --          --         (187)       (25)        --
Net unrealized gain
  (loss)..................       882         --        --          --          882          2         --
                            --------     ------    ------      ------     --------    -------     ------
Carrying value of mortgage
  securities..............  $  7,642     $   --    $   --      $   --     $  7,642    $ 1,135     $   --
                            ========     ======    ======      ======     ========    =======     ======

                                  DECEMBER 31, 2002
                            ------------------------------
                                      COLLATERAL
                                         FOR
                            TRADING      CMOS       TOTAL
                            -------   ----------   -------
                                (DOLLARS IN THOUSANDS)
Principal balance of
  mortgage securities.....  $   --      $   --     $ 2,121
Net premium (discount) and
  deferred costs..........      --          --        (963)
                            ------      ------     -------
Total amortized cost of
  mortgage securities.....      --          --       1,158
Loan loss allowance.......      --          --         (25)
Net unrealized gain
  (loss)..................      --          --           2
                            ------      ------     -------
Carrying value of mortgage
  securities..............  $   --      $   --     $ 1,135
                            ======      ======     =======

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     DERIVATIVE MORTGAGE-BACKED SECURITIES

                                                             DECEMBER 31, 2002
                                             -------------------------------------------------
                                              INTEREST-    PRINCIPAL-
                                             ONLY STRIPS   ONLY STRIPS    INTEREST-
                                              AVAILABLE      HELD TO     ONLY STRIPS
                                              FOR SALE      MATURITY       TRADING      TOTAL
                                             -----------   -----------   -----------   -------
                                                          (DOLLARS IN THOUSANDS)
Principal balance of mortgage securities...     $  --        $  681        $   --      $   681
Net premium (discount) and deferred
  costs....................................       339          (122)           --          217
                                                -----        ------        ------      -------
Total amortized cost of mortgage
  securities...............................       339           559            --          898
Loan loss allowance........................        --            --            --           --
Net unrealized gain (loss).................       234            --            --          234
                                                -----        ------        ------      -------
Carrying value of mortgage securities......     $ 573        $  559        $   --      $ 1,132
                                                =====        ======        ======      =======

     As of June 30, 2003, there were no derivative mortgage-backed securities.

4.  LOAN LOSS ALLOWANCE

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                2003          2002
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Balance, beginning of period................................   $ 1,143       $ 1,342
Loan loss provision.........................................       679           121
Sales.......................................................      (732)         (157)
Charge-offs.................................................       (10)          (40)
                                                               -------       -------
Balance, end of period......................................   $ 1,080       $ 1,266
                                                               =======       =======

5.  NOTES RECEIVABLE AND DUE FROM AFFILIATE

     As of June 30, 2003, Hanover had the following loans outstanding to four executive officers ("Principals"):

                                NOTES RECEIVABLE
                             (DOLLARS IN THOUSANDS)

                  JUNE 30,                    INTEREST
                    2003                        RATE     MATURITY DATE
                  --------                    --------   --------------
$    38.....................................    6.02%    September 2007
  1,129.....................................    5.70     September 2007
-------
$ 1,167
=======

     Pursuant to certain performance targets set in 2002 and met during the second quarter of 2003, one-third, or $583,333, of Principals' loans were forgiven resulting in a reduction in additional paid-in capital as of June 30, 2003.

     The loans to Principals are secured solely by 116,667 shares of Hanover's common stock owned by the Principals, collectively.

     Included in other assets in the Consolidated Balance Sheet is a receivable from HDMF-I of approximately $64,500 as of June 30, 2003.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

6.  REVERSE REPURCHASE AGREEMENTS

     Information pertaining to individual reverse repurchase agreement lenders at June 30, 2003 is summarized as follows (dollars in thousands):

                                   MARCH 31,      NET      JUNE 30,
                        MAXIMUM      2003      (PAYDOWN)     2003     UNDERLYING
LENDER                 BORROWING    BALANCE     ADVANCE    BALANCE    COLLATERAL     TYPE OF COLLATERAL
------                 ---------   ---------   ---------   --------   ----------   -----------------------
Lender A
  (committed)........  $ 10,000    $  1,461    $    (24)   $  1,437    $  6,607    Retained CMO Securities
Lender A.............                 1,750         261       2,011       3,628    Mortgage Securities
Lender B.............                 2,091       3,846       5,937       9,920    Mortgage Securities
Lender C.............                 1,925        (374)      1,551       2,446    Mortgage Securities
Lender D.............                14,998      27,549      42,547      45,358    Mortgage Securities
Lender E.............                   444        (250)        194         338    Mortgage Securities
Lender F.............                   343          (1)        342         530    Mortgage Securities
Lender G.............                    --         300         300         640    Mortgage Securities
                                   --------    --------    --------    --------
Total................              $ 23,012    $ 31,307    $ 54,319    $ 69,467
                                   ========    ========    ========    ========

     With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed every 30 days. The first facility listed matures on April 26, 2004.

7.  DERIVATIVE INSTRUMENTS

INTEREST RATE CAPS (FREESTANDING DERIVATIVES)

     From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. At June 30, 2003, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company did not recognize any gains or losses for the three months ended June 30, 2003 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of June 30, 2003, the fair value of the Company's interest rate caps was $1,000.

FORWARD SALES OF AGENCY SECURITIES (FREESTANDING DERIVATIVES)

     From time to time, the Company enters into forward sales of government agency guaranteed securities, known as "Agency" securities to manage the exposure to changes in the value of securities classified as "trading securities." The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for MBS, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES forward sales. Using this information, the Company determines the amount of forward sales required to offset the expected gains or losses on trading securities with comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Consolidated Statements of Income. The Company realized net income on these freestanding derivatives of $6,200 for the three and six months ended June 30, 2003. As of June 30, 2003, the fair value of the Company's two forward sales of Agency MBS was $6,200.

8.  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions at a total cost not to exceed $3,000,000. In addition, on August 7, 2001, the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. During the six months ended June 30, 2003, the Company repurchased 2,000 shares of its common stock in open market transactions through one of its subsidiaries at $7.73 per share for a total cost of $15,000. As of June 30, 2003, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 1,000 shares under the 2001 share repurchase authorization.

     On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Equity Incentive Plan. As of June 30, 2003, Hanover had remaining authority to purchase up to 2,500 shares under the 2002 share repurchase authorization.

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

     On February 21, 2003, the Board of Directors of Hanover authorized an April 4, 2003 repurchase of 29,276 shares of its common stock from two Principals; both of whom used all proceeds to partially repay their outstanding indebtedness to Hanover.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     Calculations for earnings per share are shown below (dollars in thousands, except per share data):

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
EARNINGS PER SHARE BASIC:
  Net income (numerator).................  $     2,507   $     1,392   $     5,056   $     2,704
                                           ===========   ===========   ===========   ===========
  Average common shares outstanding
     (denominator).......................    4,504,091     4,387,285     4,500,965     4,345,052
                                           ===========   ===========   ===========   ===========
  Earnings per share basic...............  $      0.56   $      0.32   $      1.12   $      0.62
                                           ===========   ===========   ===========   ===========
EARNINGS PER SHARE DILUTED:
  Net income (numerator).................  $     2,507   $     1,392   $     5,056   $     2,704
                                           ===========   ===========   ===========   ===========
  Average common shares outstanding......    4,504,091     4,387,285     4,500,965     4,345,052
  Add: Incremental shares from assumed
     conversion of stock options.........      131,208        73,676       102,882        64,260
                                           -----------   -----------   -----------   -----------
  Diluted weighted average shares
     outstanding (denominator)...........    4,635,299     4,460,961     4,603,847     4,409,312
                                           ===========   ===========   ===========   ===========
  Earnings per share diluted.............  $      0.54   $      0.31   $      1.10   $      0.61
                                           ===========   ===========   ===========   ===========

9.  HANOVER STOCK OPTION PLANS

     On February 25, 2003, Hanover issued options, under the 1999 Equity Incentive Plan, to purchase 30,000 shares of its common stock with an exercise price of $7.69 per share in satisfaction of certain terms of the purchase agreement between HT and Pamex. The stock options expire on February 24, 2008.

     On May 15, 2003, Hanover issued options, under the 1997 Executive and Non-Employee Director Stock Option Plan, to purchase 4,000 shares of its common stock with an exercise price of $10.26 per share in connection with the re-election of two non-employee directors to the Board of Directors. The stock options expire on May 14, 2013.

     The per share weighted average fair value of stock options granted for the six months ended June 30, 2003 was $0.40, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)............................      6
Risk-free interest rate..........................   3.79%
Volatility.......................................  27.85%
Expected dividend yield..........................  11.03%

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

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Company's net income would have been reduced to the pro forma amounts: (dollars in thousands, except per share data):

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 2003       JUNE 30, 2003
                                                     ------------------   ----------------
Net income:
  As reported......................................       $ 2,507             $ 5,056
  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method, net of related tax effects............            (2)                (14)
                                                          -------             -------
  Pro forma........................................       $ 2,505             $ 5,042
                                                          =======             =======
Earnings per share - basic:
  As reported......................................       $  0.56             $  1.12
                                                          =======             =======
  Pro forma........................................       $  0.56             $  1.12
                                                          =======             =======
Earnings per share - diluted:
  As reported......................................       $  0.54             $  1.10
                                                          =======             =======
  Pro forma........................................       $  0.54             $  1.10
                                                          =======             =======

10.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
          (in thousands, except share data)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes...........................................  $    129   $    --
                                                              ========   =======
     Interest...............................................  $  2,435   $ 4,816
                                                              ========   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
  Capital contribution of 63,577 shares of common stock to
     HT.....................................................  $     --   $   470
                                                              ========   =======
  Capital contribution of 60,180 shares of common stock to
     HT.....................................................  $    458   $    --
                                                              ========   =======
  Payment of portion of note receivable from related parties
     with 29,276 shares of common stock.....................  $    225   $    --
                                                              ========   =======
  Principal loan forgiveness................................  $    583   $    --
                                                              ========   =======
  Transfer of mortgage loans to real estate owned, net......  $     75   $    --
                                                              ========   =======

11.  SEGMENT REPORTING

     As discussed in Note 1 to the Consolidated Financial Statements, the Company is engaged in three principal businesses which are conducted through its three primary operating units, each a reportable segment: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in MBS and mortgage loans for its own account and for third parties. The principal business strategy of HCP is to generate consulting and

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also services a multifamily mortgage loan and owns a registered broker/dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. HT also owns a broker/dealer whose activities are not material and are combined with HT for segment reporting purposes.

     As discussed in Note 1 to the Consolidated Financial Statements, for the periods ending after June 30, 2002, Hanover's financial statements will be consolidated with HCP and HT. Therefore, segment information is only being provided for the three and six months ended June 30, 2003 as follows (dollars in thousands):

                                                                  THREE MONTHS ENDED JUNE 30, 2003
                                    ---------------------------------------------------------------------------------------------
                                        HANOVER CAPITAL       HANOVER CAPITAL
                                    MORTGAGE HOLDINGS, INC.    PARTNERS LTD.    HANOVERTRADE, INC.    ELIMINATIONS   CONSOLIDATED
                                    -----------------------   ---------------   -------------------   ------------   ------------
REVENUES:
  Interest income.................          $2,491                $    4              $    9             $ (72)(a)      $2,432
  Interest expense................             989                     7                  65               (72)(a)         989
                                            ------                ------              ------             -----          ------
    Net interest income...........           1,502                    (3)                (56)               --           1,443
  Loan loss provision.............             408                    --                  --                --             408
                                            ------                ------              ------             -----          ------
    Net interest income after loan
      loss provision..............           1,094                    (3)                (56)               --           1,035
  Gain on sale of mortgage
    assets........................           2,491                    --                  --                 3 (b)       2,494
  Gain on mark to market of
    mortgage assets...............               8                    10                  --                --              18
  Due diligence fees..............              --                 1,433                  --                --           1,433
  Assignment fees.................              --                   644                  --                (3)(b)         641
  Technology......................              --                    --                 927                --             927
  Loan brokering, trading and
    advisory services.............              --                   283                 939              (274)(c)         948
  Other income (loss).............              (2)                   10                  50                --              58
                                            ------                ------              ------             -----          ------
    Total revenues................           3,591                 2,377               1,860              (274)          7,554
                                            ------                ------              ------             -----          ------
    Total expenses................           1,229                 2,279               1,756              (274)(c)       4,990
                                            ------                ------              ------             -----          ------
    Operating income..............           2,362                    98                 104                --           2,564
Equity in income (loss) of
  unconsolidated subsidiaries:
  HDMF-I LLC......................               3                    --                  --                --               3
                                            ------                ------              ------             -----          ------
Income before income tax
  provision.......................           2,365                    98                 104                --           2,567
Income tax provision..............               4                    54                   2                --              60
                                            ------                ------              ------             -----          ------
NET INCOME........................          $2,361                $   44              $  102             $  --          $2,507
                                            ======                ======              ======             =====          ======

---------------

(a) Intersegment interest income and expense on notes from HCP and HT to Hanover.

(b) Intersegment fee income from Hanover to HCP for assignment services.

(c) Intersegment fee income from HCP to HT for loan sale advisory services.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                                   SIX MONTHS ENDED JUNE 30, 2003
                                    ---------------------------------------------------------------------------------------------
                                        HANOVER CAPITAL       HANOVER CAPITAL
                                    MORTGAGE HOLDINGS, INC.    PARTNERS LTD.    HANOVERTRADE, INC.    ELIMINATIONS   CONSOLIDATED
                                    -----------------------   ---------------   -------------------   ------------   ------------
REVENUES:
  Interest income.................          $4,943                $    9              $   18             $ (143)(a)     $4,827
  Interest expense................           2,274                    14                 129               (143)(a)      2,274
                                            ------                ------              ------             ------         ------
    Net interest income...........           2,669                    (5)               (111)                --          2,553
  Loan loss provision.............             679                    --                  --                 --            679
                                            ------                ------              ------             ------         ------
    Net interest income after loan
      loss provision..............           1,990                    (5)               (111)                --          1,874
  Gain on sale of mortgage
    assets........................           5,408                    --                  --                369 (b)      5,777
  Gain on mark to market of
    mortgage assets...............               8                    10                  --                 --             18
  Due diligence fees..............              --                 2,752                  --                 --          2,752
  Assignment fees.................              --                 1,244                  --                (30)(b)      1,214
  Technology......................              --                    --               1,812                 --          1,812
  Loan brokering, trading and
    advisory services.............              --                   284               1,673               (613)(c)      1,344
  Other income (loss).............             (21)                   35                  91                 --            105
                                            ------                ------              ------             ------         ------
    Total revenues................           7,385                 4,320               3,465               (274)        14,896
                                            ------                ------              ------             ------         ------
    Total expenses................           2,267                 4,291               3,432               (274)(c)      9,716
                                            ------                ------              ------             ------         ------
    Operating income..............           5,118                    29                  33                 --          5,180
Equity in income (loss) of
  unconsolidated subsidiaries:
  HDMF-I LLC......................             (40)                   --                  --                 --            (40)
                                            ------                ------              ------             ------         ------
Income before income tax
  provision.......................           5,078                    29                  33                 --          5,140
Income tax provision..............              45                    37                   2                 --             84
                                            ------                ------              ------             ------         ------
NET INCOME........................          $5,033                $   (8)             $   31             $   --         $5,056
                                            ======                ======              ======             ======         ======

---------------

(a) Intersegment interest income and expense on notes from HCP and HT to Hanover.

(b) Intersegment fee income from Hanover to HCP for assignment services.

(c) Intersegment fee income from Hanover and HCP to HT for loan sale advisory services.

12.  SUBSEQUENT EVENTS

     On July 24, 2003, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 3,000,000 shares of common stock. The Company intends to use the proceeds from the offering primarily to purchase subordinated mortgage-backed securities and other mortgage-related assets.

     On August 1, 2003, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended June 30, 2003 to be paid on August 15, 2003 to stockholders of record as of August 8, 2003.

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

     The unaudited pro forma consolidated statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES acquisition occurred on January 1, 2002, nor are these presentations necessarily indicative of the future results of operations.

     These unaudited pro forma consolidated statements of income are based upon the historical consolidated financial statements of Hanover and the Newly Consolidated Subsidiaries included in Hanover's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002.

     Information presented for the three and six months ended June 30, 2002 is presented on a consolidated pro forma basis. Information presented for the three and six months ended June 30, 2003 is presented on an actual basis, which takes into account the consolidation of Hanover, HT, HCP and HCP-2.

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                     2003        2002        2003        2002
                                                    -------   -----------   -------   -----------
                                                              (PRO FORMA)             (PRO FORMA)
REVENUES:
  Interest income.................................  $ 2,432     $ 3,439     $ 4,827     $ 7,597
  Interest expense................................      989       2,080       2,274       4,273
                                                    -------     -------     -------     -------
     Net interest income..........................    1,443       1,359       2,553       3,324
  Loan loss provision.............................      408          67         679         121
                                                    -------     -------     -------     -------
     Net interest income after loan loss
       provision..................................    1,035       1,292       1,874       3,203
  Gain on sale of mortgage assets.................    2,494         305       5,777         905
  Gain on mark to market of mortgage assets.......       18         654          18         444
  Due diligence fees..............................    1,433       1,163       2,752       2,079
  Assignment fees.................................      641         444       1,214         833
  Technology......................................      927          25       1,812          47
  Loan brokering, trading and advisory services...      948       2,330       1,344       4,145
  Other income (loss).............................       58        (522)        105        (497)
                                                    -------     -------     -------     -------
     Total revenues...............................    7,554       5,691      14,896      11,159
                                                    -------     -------     -------     -------
EXPENSES:
  Personnel.......................................    2,387       2,126       4,565       4,322
  Subcontractor...................................      933         643       1,873       1,144
  Legal and professional..........................      379         319         775         565
  General and administrative......................      437         303         826         583
  Depreciation and amortization...................      389         314         777         625
  Other...........................................      188         338         350         697
  Travel and entertainment........................      161         115         311         220
  Occupancy.......................................      116          97         239         197
                                                    -------     -------     -------     -------
     Total expenses...............................    4,990       4,255       9,716       8,353
                                                    -------     -------     -------     -------
     Operating income.............................    2,564       1,436       5,180       2,806
Equity in income (loss) of unconsolidated
  subsidiaries:
  Hanover Capital Partners Ltd. ..................       --          --          --          --
  HanoverTrade, Inc. .............................       --          --          --          --
  HDMF-I LLC......................................        3          20         (40)         (1)
  Hanover Capital Partners 2, Inc. ...............       --          --          --          --
                                                    -------     -------     -------     -------
Income before income tax provision................    2,567       1,456       5,140       2,805
Income tax provision..............................       60          41          84          77
                                                    -------     -------     -------     -------
NET INCOME........................................  $ 2,507     $ 1,415     $ 5,056     $ 2,728
                                                    =======     =======     =======     =======
BASIC EARNINGS PER SHARE..........................  $  0.56     $  0.32     $  1.12     $  0.63
                                                    =======     =======     =======     =======
DILUTED EARNINGS PER SHARE........................  $  0.54     $  0.32     $  1.10     $  0.62
                                                    =======     =======     =======     =======

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          HANOVER CAPITAL
                                             MORTGAGE          NEWLY
                                          HOLDINGS, INC.    CONSOLIDATED   ADJUSTMENTS/        PRO FORMA
                                            AS REPORTED     SUBSIDIARIES   ELIMINATIONS       CONSOLIDATED
                                          ---------------   ------------   ------------       ------------
REVENUES:
  Interest income.......................    $     3,461       $   166      $      (188)(a,d)  $     3,439
  Interest expense......................          2,080            --               --              2,080
                                            -----------       -------      -----------        -----------
     Net interest income................          1,381           166             (188)             1,359
  Loan loss provision...................             67            --               --                 67
                                            -----------       -------      -----------        -----------
     Net interest income after loan loss
       provision........................          1,314           166             (188)             1,292
  Gain on sale of mortgage assets.......            305            --               --                305
  Gain on mark to market of mortgage
     assets.............................            300           354               --                654
  Due diligence fees....................             --         1,170               (7)(b)          1,163
  Assignment fees.......................             --           444               --                444
  Technology............................             --            25               --                 25
  Loan brokering, trading and advisory
     services...........................             --         2,330               --              2,330
  Other income (loss)...................           (253)         (251)             (18)(b)           (522)
                                            -----------       -------      -----------        -----------
     Total revenues.....................          1,666         4,238             (213)             5,691
                                            -----------       -------      -----------        -----------
EXPENSES:
  Personnel.............................            364         1,596              166(b,d)         2,126
  Subcontractor.........................             --           643               --                643
  Legal and professional................            239            80               --                319
  General and administrative............            236           265             (198)(b)            303
  Depreciation and amortization.........             --           314               --                314
  Other.................................             99           420             (181)(a)            338
  Travel and entertainment..............             16            99               --                115
  Occupancy.............................             10            87               --                 97
                                            -----------       -------      -----------        -----------
     Total expenses.....................            964         3,504             (213)             4,255
                                            -----------       -------      -----------        -----------
     Operating income...................            702           734               --              1,436
Equity in income (loss) of
  unconsolidated subsidiaries...........            690            --             (670)(c)             20
                                            -----------       -------      -----------        -----------
Income before income tax provision......          1,392           734             (670)             1,456
Income tax provision....................             --            41               --                 41
                                            -----------       -------      -----------        -----------
NET INCOME..............................    $     1,392       $   693      $      (670)       $     1,415
                                            ===========       =======      ===========        ===========
BASIC EARNINGS PER SHARE:
  Average common shares outstanding.....      4,387,285                                         4,387,285
                                            ===========                                       ===========
  Basic earnings per share..............    $      0.32                                       $      0.32
                                            ===========                                       ===========
DILUTED EARNINGS PER SHARE:
  Diluted weighted average shares
     outstanding........................      4,460,961                                         4,460,961
                                            ===========                                       ===========
  Diluted earnings per share............    $      0.31                                       $      0.32
                                            ===========                                       ===========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             HANOVER
                                             CAPITAL
                                             MORTGAGE         NEWLY
                                          HOLDINGS, INC.   CONSOLIDATED   ADJUSTMENTS/      PRO FORMA
                                           AS REPORTED     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                          --------------   ------------   ------------     ------------
REVENUES:
  Interest income.......................   $     7,306       $   636         $ (345)(a,d)  $     7,597
  Interest expense......................         4,273            --             --              4,273
                                           -----------       -------         ------        -----------
     Net interest income................         3,033           636           (345)             3,324
  Loan loss provision...................           121            --             --                121
                                           -----------       -------         ------        -----------
     Net interest income after loan loss
       provision........................         2,912           636           (345)             3,203
  Gain on sale of mortgage assets.......           905            --             --                905
  Gain (loss) on mark to market of
     mortgage assets....................           575          (131)            --                444
  Due diligence fees....................            --         2,086             (7)(b)          2,079
  Assignment fees.......................            --           833             --                833
  Technology............................            --            47             --                 47
  Loan brokering, trading and advisory
     services...........................            --         4,145             --              4,145
  Other income (loss)...................          (425)          (36)           (36)(b)           (497)
                                           -----------       -------         ------        -----------
     Total revenues.....................         3,967         7,580           (388)            11,159
                                           -----------       -------         ------        -----------
EXPENSES:
  Personnel.............................           864         3,101            357(b,d)         4,322
  Subcontractor.........................            --         1,144             --              1,144
  Legal and professional................           429           136             --                565
  General and administrative............           459           537           (413)(b)            583
  Depreciation and amortization.........            --           625             --                625
  Other.................................           205           824           (332)(a)            697
  Travel and entertainment..............            25           195             --                220
  Occupancy.............................            28           169             --                197
                                           -----------       -------         ------        -----------
     Total expenses.....................         2,010         6,731           (388)             8,353
                                           -----------       -------         ------        -----------
     Operating income...................         1,957           849             --              2,806
Equity in income (loss) of
  unconsolidated subsidiaries...........           747            --           (748)(c)             (1)
                                           -----------       -------         ------        -----------
Income before income tax provision......         2,704           849           (748)             2,805
Income tax provision....................            --            77             --                 77
                                           -----------       -------         ------        -----------
NET INCOME..............................   $     2,704       $   772         $ (748)       $     2,728
                                           ===========       =======         ======        ===========
BASIC EARNINGS PER SHARE:
  Average common shares outstanding.....     4,345,052                                       4,345,052
                                           ===========                                     ===========
  Basic earnings per share..............   $      0.62                                     $      0.63
                                           ===========                                     ===========
DILUTED EARNINGS PER SHARE:
  Diluted weighted average shares
     outstanding........................     4,409,312                                       4,409,312
                                           ===========                                     ===========
  Diluted earnings per share............   $      0.61                                     $      0.62
                                           ===========                                     ===========

            See notes to pro forma consolidated statements of income

            HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                    THREE AND SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     (a) To eliminate intercompany interest income and expense summarized as follows:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Interest on note to Hanover Capital Partners Ltd. .........      $  13           $  24
Interest on note to HanoverTrade, Inc. ....................         73             146
Interest on note to Hanover Capital Partners 2, Inc. ......         95             162
                                                                 -----           -----
                                                                 $ 181           $ 332
                                                                 =====           =====

     (b) Hanover engaged Hanover Capital Partners Ltd. pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. In addition, Hanover Capital Partners Ltd. performed management and administrative services for HanoverTrade, Inc. To eliminate these intercompany management fees recorded as follows:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Management fee income recorded to:
  Due diligence fees.......................................      $   7           $   7
  Other income (loss)......................................         18              36
  Reduction of personnel expense...........................        175             374
                                                                 -----           -----
                                                                 $ 200           $ 417
                                                                 =====           =====
Management fee expensed to:
  General and administrative...............................      $ 198           $ 413
  Personnel expense........................................          2               4
                                                                 -----           -----
                                                                 $ 200           $ 417
                                                                 =====           =====

     (c) With the consolidation of the results of Hanover Capital Partners Ltd., HanoverTrade, Inc. and Hanover Capital Partners 2, Inc., the equity in income of these subsidiaries summarized below would be reversed:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Hanover Capital Partners Ltd. .............................      $  86           $ 112
HanoverTrade, Inc. ........................................        628             655
Hanover Capital Partners 2, Inc. ..........................        (44)            (19)
                                                                 -----           -----
                                                                 $ 670           $ 748
                                                                 =====           =====

     (d) To exclude the interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of the newly consolidated subsidiaries; interest for the three and six months ended June 30, 2002 was forgiven and the offset is to personnel expense as follows:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Interest income............................................       $ 7            $ 13
                                                                  ===            ====
Personnel expense..........................................       $ 7            $ 13
                                                                  ===            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "assumes," "will," or other similar expressions; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire mortgage-backed securities, which we refer to as MBS, or mortgage loans; our estimated loan loss reserves; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; the anticipated use of proceeds from our common stock offering; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of the master reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

     In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information technology; potential declines in our ability to locate and acquire desirable investments; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effects of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; changes in government regulation affecting our business and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2002, and in "Risk Factors" in our Registration Statement on Form S-2 filed with the Securities and Exchange Commission on July 24, 2003, as amended, that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Investors should also carefully consider the critical accounting policies identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies," in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies for mortgage securities, loan loss allowance, equity investments, revenue recognition and income taxes involve a high degree of judgment and complexity in the preparation of our consolidated financial statements.

OVERVIEW

     We are a specialty finance company organized in June 1997 as a REIT. At June 30, 2003, we had two principal consolidated subsidiaries, Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms "we", "us", "our" or "the Company," we are referring to our company and its consolidated and unconsolidated subsidiaries taken as a whole. To provide more meaningful disclosure, we occasionally wish to report information regarding only our REIT entity without reference to any of its subsidiaries. In those instances, we refer to the REIT entity as "Hanover."

     Hanover's principal business strategy is to invest in mortgage-backed securities, known as MBS, and, to a lesser extent, mortgage loans and to earn net investment income on these investments. HCP's principal business strategy is to generate consulting and other fee income by performing loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT's principal business strategy is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. In addition to trading assets, HT provides a full range of asset valuation, analysis and marketing services for: mortgage-related assets. In addition, Hanover has an equity interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

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

     As of June 30, 2003, we retain the aggregate credit risk on $17.4 billion of mortgage loans relating to (dollars in thousands):

                                          PRINCIPAL   CARRYING
                                           BALANCE     VALUE     FINANCING
                                          ---------   --------   ---------
Subordinate MBS.........................  $  53,993   $ 27,230   $ 14,033
Agency-issued MBS.......................     43,739     45,363     38,849
Collateral for CMOs.....................     70,684      6,607      1,437
Mortgage loans..........................        559        464         --
                                          ---------   --------   --------
Total...................................  $ 168,975   $ 79,664   $ 54,319
                                          =========   ========   ========

     The above carrying value of collateral for CMOs is our net invested equity in retained mortgage-backed bonds.

     In addition, HDMF-I retains the aggregate credit risk on $6,082,000 of mortgage loans.

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

RESULTS OF OPERATIONS

     The following table presents the consolidated results of operations as previously reported for the three and six months ended June 30, 2003 and 2002 and pro forma results for the three and six months ended June 30, 2002 (dollars in thousands, except per share data):

                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                     -------------------------------   --------------------------------
                                      2003      2002        2002         2003      2002        2002
                                     -------   -------   -----------   --------   -------   -----------
                                      (AS PREVIOUSLY                     (AS PREVIOUSLY     (PRO FORMA)
                                         REPORTED)       (PRO FORMA)       REPORTED)
Net interest income................  $ 1,443   $ 1,381     $ 1,359     $  2,553   $ 3,033    $  3,324
Loan loss provision................     (408)      (67)        (67)        (679)     (121)       (121)
Gain on sale of mortgage assets....    2,494       305         305        5,777       905         905
Gain on mark to market of mortgage
  assets...........................       18       300         654           18       575         444
Due diligence fees.................    1,433        --       1,163        2,752        --       2,079
Assignment fees....................      641        --         444        1,214        --         833
Technology.........................      927        --          25        1,812        --          47
Loan brokering, trading and
  advisory services................      948        --       2,330        1,344        --       4,145
Other income (loss)................       58      (253)       (522)         105      (425)       (497)
                                     -------   -------     -------     --------   -------    --------
  Total revenues...................    7,554     1,666       5,691       14,896     3,967      11,159
  Total expenses...................    4,990       964       4,255        9,716     2,010       8,353
                                     -------   -------     -------     --------   -------    --------
  Operating income.................    2,654       702       1,436        5,180     1,957       2,806
Equity in income (loss) of
  unconsolidated subsidiaries:
  Hanover Capital Partners Ltd.....       --        86          --           --       112          --
  HanoverTrade, Inc................       --       628          --           --       655          --
  HDMF-I LLC.......................        3        20          20          (40)       (1)         (1)
  Hanover Capital Partners 2,
     Inc...........................       --       (44)         --           --       (19)         --
                                     -------   -------     -------     --------   -------    --------
Income before income tax
  provision........................    2,567     1,392       1,456        5,140     2,704       2,805
Income tax provision...............       60        --          41           84        --          77
                                     -------   -------     -------     --------   -------    --------
Net income.........................  $ 2,507   $ 1,392     $ 1,415     $  5,056   $ 2,704    $  2,728
                                     =======   =======     =======     ========   =======    ========
Basic earnings per share...........  $  0.56   $  0.32     $  0.32     $   1.12   $  0.62    $   0.63
                                     =======   =======     =======     ========   =======    ========
Dividends declared per share.......  $  0.54   $  0.25     $  0.25     $   1.10   $  0.50    $   0.50
                                     =======   =======     =======     ========   =======    ========

  NET INCOME, BASIC EARNINGS PER SHARE AND TOTAL REVENUE

     We recorded net income of $2,507,000 or $0.56 per share based on 4,504,091 weighted average shares of common stock outstanding for the three months ended June 30, 2003 compared to net income of $1,392,000 or $0.32 per share based on 4,387,285 weighted average common shares outstanding for the three months ended June 30, 2002. We recorded net income of $5,056,000 or $1.12 per share based on 4,500,965 weighted average shares of common stock outstanding for the six months ended June 30, 2003 compared to net income of $2,704,000 or $0.62 per share based on 4,345,052 weighted average common shares outstanding for the six months ended June 30, 2002. Total revenue for the three months ended June 30, 2003 was $7,554,000 compared to $1,666,000 previously reported for the same period in 2002. On a pro forma basis, total revenue for the three months ended June 30, 2002 was $5,691,000. Total revenue for the six months ended June 30, 2003 was $14,896,000 compared to $3,967,000 previously reported for the same period in 2002. On a pro forma basis, total revenue for the six months ended June 30, 2002 was $11,159,000.

  NET INTEREST INCOME AND LOAN LOSS PROVISION

     The following table provides details of net interest income and loan loss provision for interest earning assets as follows:

                              NET INTEREST INCOME

                               THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                       -------------------------------------------   -------------------------------------------
                               2003                   2002                   2003                   2002
                       --------------------   --------------------   --------------------   --------------------
                         NET        LOAN        NET        LOAN        NET        LOAN        NET        LOAN
                       INTEREST     LOSS      INTEREST     LOSS      INTEREST     LOSS      INTEREST     LOSS
                        INCOME    PROVISION    INCOME    PROVISION    INCOME    PROVISION    INCOME    PROVISION
                       --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                        (DOLLARS IN THOUSANDS)
Mortgage loans.......  $    37     $   --     $    73      $  --     $    53     $   --     $   190     $   --
CMO collateral.......      382        (13)        659        (42)        780        (37)      1,400        (89)
Agency-issued MBS....      168         --          29         --         174         --         232         --
Private placement
  MBS................      788       (395)        366        (25)      1,412       (642)        740        (32)
Other................       68         --         254         --         134         --         471         --
                       -------     ------     -------      -----     -------     ------     -------     ------
Total net interest
  income.............  $ 1,443     $ (408)    $ 1,381      $ (67)    $ 2,553     $ (679)    $ 3,033     $ (121)
                       =======     ======     =======      =====     =======     ======     =======     ======

     Net interest income increased to $1,443,000, or $0.32 per share, for the three months ended June 30, 2003 from $1,381,000, or $0.31 per share, as previously reported for the same period in 2002. The increase in net interest income of $62,000 was primarily due to:

     - the decrease in the average balance of our mortgage loans held as collateral for collateralized mortgage obligations, called CMOs, offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

     - the purchase of Agency-issued MBS; and

     - the decrease in the interest earned from interest-only notes retained from our 1998-B securitization offset by the increase in the average balance of our purchased subordinate MBS portfolio.

     During December 2002 and January 2003, we exercised call provisions in our Hanover 1998-A and 1998-B securitizations and sold the underlying mortgage loans in February and March 2003. As a result of the two sales, we invested approximately $6,000,000 of capital during the second quarter of 2003.

     Net interest income from Agency-issued MBS increased in the three months ended June 30, 2003 because of renewed investment activity in such MBS.

     Private placement MBS net interest income increased due to the purchase of subordinate MBS during the second quarter of 2003. The average balance of our subordinate MBS portfolio increased to $20,774,000 for the second quarter 2003 from $10,935,000 for the second quarter 2002. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from the collapse of Hanover 1998-B in the first quarter 2003.

     On a pro forma basis, net interest income increased to $1,443,000 for the three months ended June 30, 2003 from $1,359,000 for the same period in 2002. The $22,000 adjustment required on a pro forma basis from that previously reported for second quarter 2002 is the elimination of $181,000 of interest income on intercompany notes and $7,000 of interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of HCP, HT and HCP-2 offset by $166,000 of interest income from HCP and HCP-2 that was previously reported as a component of equity in income from unconsolidated subsidiaries.

     Net interest income decreased to $2,553,000, or $0.57 per share, for the six months ended June 30, 2003 from $3,033,000, or $0.70 per share, as previously reported for the same period in 2002. The decrease in net interest income of $480,000 was primarily due to:

     - the decrease in the average balance of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

     - the decrease in the average balance of our Agency-issued MBS portfolio;
       and

     - the decrease in the interest earned from interest-only notes retained from our 1998-B securitization offset by the increase in the average balance of our purchased subordinate MBS portfolio.

     During December 2002 and January 2003, we exercised call provisions in our Hanover 1998-A and 1998-B securitizations and sold the underlying mortgage loans in February and March 2003. As a result of the two sales, we invested approximately $6,000,000 of capital during the second quarter of 2003.

     Net interest income from Agency-issued MBS decreased in the six months ended June 30, 2003 because, although we renewed our investment activity during the second quarter of 2003, the average balance decreased to $9,614,000 for the six months ended June 30, 2003 from $13,448,000 for the same period in 2002.

     Private placement MBS net interest income increased due to the purchase of subordinate MBS during the first six months 2003. The average balance of our subordinate MBS portfolio increased to $18,325,000 for the first six months 2003 from $10,793,000 for the first six months 2002. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from the collapse of Hanover 1998-B in the first quarter 2003.

     On a pro forma basis, net interest income decreased to $2,553,000 for the six months ended June 30, 2003 from $3,324,000 for the same period in 2002. The $291,000 adjustment required on a pro forma basis from that previously reported for second quarter 2002 is the elimination of $332,000 of interest income on intercompany notes and $13,000 of interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of HCP, HT and HCP-2 offset by $636,000 of interest income from HCP and HCP-2 that was previously reported as a component of equity in income from unconsolidated subsidiaries.

     Our provision for loan losses increased to $408,000 in the three months ended June 30, 2003 from $67,000 for the same period in 2002 and $679,000 for the six months ended June 30, 2003 from $121,000 for the same period in 2002. The increases for the three and six months ended June 30, 2003 compared to similar periods last year were primarily the result of purchases of first-loss subordinate MBS offset by a reduction in the average balance of collateral for CMOs. First-loss subordinate MBS are generally structured to absorb the credit losses resulting from a specified pool of mortgages. As a result, we provide for the estimated losses associated with first-loss subordinate MBS, which increases our overall loan loss allowance. If our loss estimates differ materially from actual results, we could incur additional losses resulting in decreased net income in future periods. No adjustments were required on a pro forma basis because the provision for loan losses relates solely to Hanover during these periods.

  GAIN ON SALE AND MARK TO MARKET OF MORTGAGE ASSETS

     Our results for the three months ended June 30, 2003 include a gain on sale of mortgage assets of $2,494,000 compared to $305,000 for the same period in 2002. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. During the three months ended June 30, 2003, we sold approximately $8,084,000 principal balance of subordinate MBS as compared to sales of $2,232,000 principal balance of subordinate MBS during the same period in 2002.

     Our results for the six months ended June 30, 2003 include a gain on sale of mortgage assets of $5,777,000 compared to $905,000 for the same period in 2002. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. We cannot assure you that we will be able to recognize gain on sale in the future. As a REIT, we do not actively trade our mortgage assets.

     The gain on sale for the six months ended June 30, 2003 primarily represents the sales of mortgage loans that supported certain CMOs, which we refer to as Hanover 1998-A and Hanover 1998-B. These sales resulted in aggregate net proceeds of $7,281,000, cash available for reinvestment of approximately $6,000,000 and a gain of $3,161,000. In addition, during the six months ended June 30, 2003, we sold approximately $12,520,000 principal balance of subordinate MBS as compared to sales of $6,862,000 principal balance of subordinate MBS during the same period in 2002.

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

     For the three and six months ended June 30, 2002, we recognized mark to market gains or losses on mortgage assets classified as trading securities through our Consolidated Statement of Income. Mortgage assets classified as available for sale are marked to market through other comprehensive income. We recognized mark to market gains on our purchased subordinate MBS portfolio of $300,000 and $575,000 for the three and six months ended June 30, 2002, respectively. Market gains or losses on our purchased subordinate portfolio are primarily subject to assumptions on the underlying mortgage loan portfolio including, but not limited to, prepayment speed assumptions, future loss assumptions and changes in the benchmark interest rate. We recognized mark to market gains of $18,000 for the three and six months ended June 30, 2003.

  OTHER REVENUE

     Revenues from due diligence increased to $1,433,000 for the three months ended June 30, 2003 from $0 for the same period in 2002. Revenues from assignment fees increased to $641,000 for the three months ended June 30, 2003 from $0 for the same period in 2002. Revenues from technology increased to $927,000 for the three months ended June 30, 2003 from $0 for the same period in 2002. Revenues from loan brokering, trading and advisory services increased to $948,000 for the three months ended June 30, 2003 from $0 for the same period in 2002. In each case, this is because in periods prior to the consolidation of Hanover, HCP, HT and HCP-2, we did not separately record revenues attributable to HT, HCP or HCP-2, and all of the revenues listed in this paragraph are derived from the activities of HT and HCP.

     On a pro forma basis, revenues from due diligence increased to $1,433,000 for the three months ended June 30, 2003 from $1,163,000 for the same period in 2002. Total due diligence revenues increased due to an increase in our number of clients offset by a decrease in revenue from our largest clients. On a pro forma basis, revenues from assignment fees increased to $641,000 for the three months ended June 30, 2003 from $444,000 for the same period in 2002, primarily because of 1 large assignment contract. This contract accounted for approximately 67% of the total assignment fees recognized during the three months ended June 30, 2003. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for the three months ended June 30, 2003. On a pro forma basis, revenues from technology increased to $927,000 for the three months ended June 30, 2003 from $25,000 for the same period in 2002. Technology revenue was derived from the licensing of our proprietary software and consulting services performed in connection with such licenses. Minimal technology revenue was generated for the three months ended June 30, 2002. Of the $927,000 of technology revenue generated for the three months ended June 30, 2003, 96% was derived from 2 clients. We cannot assure you that we will be able to generate technology revenues comparable to those recorded for the three months ended June 30, 2003. On a pro forma basis, revenues from loan brokering, trading and advisory services decreased to $948,000 for the three months ended June 30, 2003 from $2,330,000 for the same period in 2002. This decrease is primarily attributable to completion of a large contract with the FDIC during 2002. We cannot assure you that comparable contracts will be available in the future.

     Revenues from due diligence increased to $2,752,000 for the six months ended June 30, 2003 from $0 for the same period in 2002. Revenues from assignment fees increased to $1,214,000 for the six months ended June 30, 2003 from $0 for the same period in 2002. Revenues from technology increased to $1,812,000 for the six months ended June 30, 2003 from $0 for the same period in 2002. Revenues from loan brokering, trading and advisory services increased to $1,344,000 for the six months ended June 30, 2003 from $0 for the same period in 2002. In each case, this is because in periods prior to the consolidation of Hanover, HCP, HT and HCP-2, we did not separately record revenues attributable to HT, HCP or HCP-2, and all of the revenues listed in this paragraph are derived from the activities of HT and HCP.

     On a pro forma basis, revenues from due diligence increased to $2,752,000 for the six months ended June 30, 2003 from $2,079,000 for the same period in 2002. Total due diligence revenues increased due to an increase in our number of clients offset by a decrease in revenue from our largest clients. On a pro forma basis, revenues from assignment fees increased to $1,214,000 for the six months ended June 30, 2003 from $833,000 for the same period in 2002, primarily because of 1 large assignment contract. This contract accounted for approximately 65% of the total assignment fees recognized to date in 2003. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for the six months ended June 30, 2003. On a pro forma basis, revenues from technology increased to $1,812,000 for the six months ended June 30, 2003 from $47,000 for the same period in 2002. Technology revenue was derived from the licensing of our proprietary software and consulting services performed in connection with such licenses. Minimal technology revenue was generated for the six months ended June 30, 2002. Of the $1,812,000 of technology revenue generated for the six months ended June 30, 2003, 97% was derived from 2 clients. We cannot assure you that we will be able to generate technology revenues comparable to those recorded for the six months ended June 30, 2003. On a pro forma basis, revenues from loan brokering, trading and advisory services decreased to $1,344,000 for the six months ended June 30, 2003 from $4,145,000 for the same period in 2002. This decrease is primarily attributable to completion of a large contract with the FDIC during 2002. We cannot assure you that comparable contracts will be available in the future.

  OPERATING EXPENSES

     Operating expenses for the three months ended June 30, 2003 were $4,990,000 compared to $964,000 as previously reported for the same period in 2002 and $4,255,000 on a pro forma basis for the same period in 2002. The biggest component of the increase, on a pro forma basis, was an increase in subcontractor expenses. Subcontractor expenses for the three months ended June 30, 2003 increased to $933,000 compared to, on a pro forma basis, $643,000 for the same period last year. The increase in subcontractor expenses is primarily due to the increase in the number of due diligence projects in the second quarter 2003 as compared to the same period in 2002. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for the second quarter 2003 as compared to the second quarter 2002 where in-house personnel performed more projects. Another component of the increase in operating expenses was in personnel expenses which increased to $2,387,000 for the three months ended June 30, 2003 compared to, on a pro forma basis, $2,126,000 for the same period last year. The increase in personnel expenses is primarily due to $296,000 of compensation expense recorded pursuant to our bonus incentive compensation plan compared to $148,000 for the comparable period in 2002. This additional compensation is based on having met certain performance targets established during the formation of the Company.

     Operating expenses for the six months ended June 30, 2003 were $9,716,000 compared to $2,010,000 as previously reported for the same period in 2002 and $8,353,000 on a pro forma basis for the same period in 2002. The biggest component of the increase, on a pro forma basis, was an increase in subcontractor expenses. Subcontractor expenses for the six months ended June 30, 2003 increased to $1,873,000 compared to, on a pro forma basis, $1,144,000 for the same period last year. The increase in subcontractor expenses is primarily due to the increase in the number of due diligence projects in the six months 2003 as compared to the same period in 2002. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for the six months 2003 as compared to the six months 2002 where in-house personnel performed more projects. Another component of the increase in operating expenses was in personnel expenses which increased to $4,565,000 for the six months ended June 30, 2003 compared to, on a pro forma basis, $4,322,000 for the same period last year. The increase in personnel expenses is primarily due to an increase in the number of employees.

  EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

     HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub- and non-performing one-to-four family residential whole loans. In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees of HDMF-I. In the first quarter of 2002, we invested an aggregate of $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. In the second half of 2002, we invested an additional $1,968,000 in HDMF-I to fund the purchase price of an additional loan pool and received $1,458,000 in distributions from HDMF-I. For the three months ended June 30, 2003, we recognized equity in income of $3,000 compared to $20,000 for the comparable period in 2002. For the six months ended June 30, 2003, we recognized equity in losses of $40,000 compared to equity in losses of $1,000 for the comparable period in 2002. During the six months ended June 30, 2003, we received $2,911,000 in additional distributions from HDMF-I. At June 30, 2003, we had a total capital contribution commitment of $5,820,000.

TAXABLE INCOME

     Our taxable loss for the quarter ended June 30, 2003 is estimated at $295,000. Taxable loss differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable loss (dollars in thousands):

GAAP net income.............................................  $  2,507
  GAAP gain on sale of mortgage securities..................    (2,496)
  Tax gain on sale of mortgage securities...................     2,615
  Utilization of capital loss carryforward..................    (2,615)
  Deductible expenses relating to principals' loan
     forgiveness............................................      (583)
  Loan loss provision, net of realized losses...............       408
  Income in subsidiaries not included in taxable loss.......      (147)
  Other.....................................................        16
                                                              --------
Estimated taxable loss......................................  $   (295)
                                                              ========

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

LIQUIDITY AND CAPITAL RESOURCES

     On August 14, 2003 we announced the pricing of a public offering of 3,000,000 shares of our common stock at $10.00 per share, for estimated net proceeds to us of approximately $27.4 million. The underwriters have a 30-day option to purchase up to 450,000 additional shares of our common stock solely to cover over-allotments, if any. All of the shares of common stock are being offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We intend to use the net proceeds from the offering primarily to purchase subordinated mortgage-backed securities and other mortgage-related assets. We expect to meet our future short-term and long-term liquidity requirements generally from the proceeds of our common stock offering, our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. At June 30, 2003, we had one committed reverse repurchase line of credit with $10 million available and six uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $1,458,000 compared to net income of $5,056,000 for the same period in 2003. Sales of trading securities provided $3,267,000, partially offset by the gain on sale of mortgage assets of $5,777,000.

     Net cash used in investing activities amounted to $4,975,000 during the six months ended June 30, 2003. The majority of cash proceeds from investing activities was generated from (i) principal payments received on collateral for CMOs of $14,327,000, (ii) proceeds from sale of mortgage assets of $40,272,000 and (iii) principal payments received on mortgage securities of $885,000. These proceeds were partially offset by purchases of mortgage securities of $60,452,000.

     Cash flows provided by financing activities for the six months ended June 30, 2003 was $4,980,000. We made repayments on CMO borrowings of $39,679,000 partially offset by borrowings on reverse repurchase agreements of $48,036,000. We also paid dividends of $3,125,000.

     We regularly invest our capital in MBS through Hanover, our primary investment vehicle. Hanover's securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. During December 2002, Hanover exercised the call provisions of its 1998-A securitization. In February 2003, Hanover sold the underlying mortgage loans and realized aggregate net proceeds of $1,365,000. As of December 31, 2002, Group 3 of Hanover's 1998-B securitization was callable. During January 2003, Hanover exercised the call provisions of its 1998-B securitization and in March 2003, sold the underlying mortgage loans and realized aggregate net proceeds of $5,930,000. Cash available for reinvestment from these sales is approximately $6,000,000.

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

     From time to time, we enter into forward sales of mortgage securities issued by federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change. At June 30, 2003, we had no forward commitments to sell or buy agency-issued mortgage securities.

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

     As of June 30, 2003, we had the following interest rate caps in effect (dollars in thousands):

NOTIONAL
 AMOUNT        INDEX       STRIKE %   MATURITY DATE   ACCOUNTING DESIGNATION
--------   -------------   --------   -------------   -----------------------
$ 11,000   3 Month LIBOR    7.695%    October 2003    Freestanding Derivative
  20,000   1 Month LIBOR     7.75%     August 2004    Freestanding Derivative
--------
$ 31,000
========

     The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. As of June 30, 2003, the fair value of our interest rate caps was $1,000; also the maximum potential loss exposure due to unfavorable market movements.

INTEREST RATE SENSITIVITY

  INTEREST RATE MISMATCH RISK -- REVERSE REPURCHASE FINANCING

     As of June 30, 2003, we owned $464,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans. Our reverse repurchase agreement financing as of June 30, 2003 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 to 90 days.

     Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

     We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. As of June 30, 2003, we had a total of $48,566,000 of floating-rate reverse repurchase financing for $55,443,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

  PRICE RISK

     The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. As of June 30, 2003, we did not have any significant mortgage loans held for sale. We hedge the mortgage securities held for trading with the short sale of mortgage securities described above.

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

  SECURITIZED MORTGAGE LOAN ASSETS

     With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect $43,587,000 of fixed-rate mortgage loans and $27,022,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of $64,002,000 and reverse repurchase agreements of $1,437,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $20 million at June 30, 2003.

  MORTGAGE SECURITIES

     As of June 30, 2003, we owned certain fixed-rate Agency-issued mortgage securities and certain fixed-rate and adjustable-rate private placement mortgage securities with an aggregate carrying value of $72,593,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. However, we cannot assure you that our controls and procedures can prevent or detect all errors and fraud. In addition, since any system of controls is based in part upon assumptions regarding future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

     (b) There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on May 15, 2003. 4,532,402 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 4,444,279 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:

     (a) The following members were re-elected to the Board of Directors:

        TERMS EXPIRING IN 2006          VOTES FOR            VOTES AGAINST         ABSTENTIONS
        ----------------------          ---------            -------------         -----------
        John A. Burchett                4,295,241                  0                 149,038
        John A. Clymer                  4,296,271                  0                 148,008
        Saiyid T. Naqvi                 4,292,612                  0                 151,667

     The six other members of the Board of Directors will continue in office after the annual meeting for the following terms:

     Terms expiring in 2004:     George J. Ostendorf, John N. Rees and Joseph J.
                                 Freeman.
     Terms expiring in 2005:     James F. Stone, Joyce S. Mizerak and Irma N.
                                 Tavares.

     (b) The appointment of Deloitte & Touche LLP as independent accountants to audit and report on our financial statements for fiscal year 2003 was ratified by the stockholders with the following vote:

                                        VOTES FOR            VOTES AGAINST         ABSTENTIONS
                                        ---------            -------------         -----------
                                        4,412,820               15,709               15,750

     There were no broker non-votes.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

     (b)  Reports on Form 8-K

     On May 19, 2003, we furnished on Form 8-K a transcript of our first quarter conference call and disclosure related to a possible non-GAAP financial measure, as defined under Regulation G, included in the conference call.

     On July 25, 2003, we furnished on Form 8-K a press release relating to a registration statement filed with the Securities and Exchange Commission for a proposed public offering of 3,000,000 shares of common stock.

     On August 5, 2003, we furnished on Form 8-K a press release relating to our financial performance for the second quarter 2003 and other matters.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HANOVER CAPITAL MORTGAGE HOLDINGS,
                                          INC.

                                          By:     /s/ JOHN A. BURCHETT
                                            ------------------------------------
                                                      John A. Burchett
                                               President and Chief Executive
                                                           Officer
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)

Dated: August 14 , 2003

                                          By:       /s/ J. HOLLY LOUX
                                            ------------------------------------
                                                       J. Holly Loux
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Dated: August 14, 2003

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------
2.1(8)        Stock Purchase Agreement dated as of July 1, 2002 by and
              between Registrant, John A. Burchett, Joyce S. Mizerak,
              George J. Ostendorf and Irma N. Tavares
3.1(9)        Amended Articles of Incorporation of Registrant, as amended
3.2(1)        Bylaws of Registrant
4.1(1)        Specimen Common Stock Certificate of Registrant
10.3(1)       Registration Rights Agreement
10.5(1)       Agreement and Plan of Recapitalization
10.6(1)       Bonus Incentive Compensation Plan
10.7(1)       1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)     1999 Equity Incentive Plan
10.8(8)       Amended and Restated Employment Agreement effective as of
              July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(8)     Stock Option Agreement effective as of July 1, 2002 between
              Registrant and John A. Burchett
10.9(8)       Amended and Restated Employment Agreement effective as of
              July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(8)     Stock Option Agreement effective as of July 1, 2002 between
              Registrant and Irma N. Tavares
10.10(8)      Amended and Restated Employment Agreement effective as of
              July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(8)    Stock Option Agreement effective as of July 1, 2002 between
              Registrant and Joyce S. Mizerak
10.11(8)      Amended and Restated Employment Agreement effective as of
              July 1, 2002, by and between Registrant and George J.
              Ostendorf
10.11.1(8)    Stock Option Agreement effective as of July 1, 2002 between
              Registrant and George J. Ostendorf
10.11.2(6)    Employment Agreement by and between Registrant and Thomas P.
              Kaplan
10.11.3(10)   Stock Purchase Agreement as of December 13, 2002 between
              Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10.11.4(11)   Stock Purchase Agreement as of March 31, 2003 between John
              A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10.11.5(11)   Stock Purchase Agreement as of March 31, 2003 between George
              J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10.13(1)      Office Lease Agreement, dated as of March 1, 1994, by and
              between Metroplex Associates and Hanover Capital Mortgage
              Corporation, as amended by the First Modification and
              Extension of Lease Amendment dated as of February 28, 1997
10.13.1(10)   Second Modification and Extension of Lease Agreement dated
              April 22, 2002
10.13.2(10)   Third Modification of Lease Agreement dated May 8, 2002
10.13.3(10)   Fourth Modification of Lease Agreement dated November 2002
10.14(3)      Office Lease Agreement, dated as of February 1, 1999,
              between LaSalle-Adams, L.L.C. and Hanover Capital Partners
              Ltd.
10.15(10)     Office Lease Agreement, dated as of September 3, 1997,
              between Metro Four Associates Limited Partnership and Pamex
              Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.16(11)     Office Lease Agreement, dated as of July 10, 2002, between
              233 Broadway Owners, LLC and Hanover Capital Mortgage
              Holdings, Inc.
10.25(1)      Contribution Agreement by and among Registrant, John A.
              Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N.
              Tavares
10.25.1(8)    Amendment No. 1 to Contribution Agreement entered into as of
              July 1, 2002 by and between Registrant, John A. Burchett,
              Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

EXHIBIT                               DESCRIPTION
-------                               -----------
10.26(1)      Participation Agreement by and among Registrant, John A.
              Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N.
              Tavares
10.27(1)      Loan Agreement
10.29(2)      Management Agreement, dated as of January 1, 1998, by and
              between Registrant and Hanover Capital Partners Ltd.
10.30(3)      Amendment Number One to Management Agreement, dated as of
              September 30, 1999
10.31(4)      Amended and Restated Master Loan and Security Agreement by
              and between Greenwich Capital Financial Products, Inc.,
              Registrant and Hanover Capital Partners Ltd. dated March 27,
              2000
10.31.1(7)    Amendment Number Three dated as of April 11, 2001 to the
              Amended and Restated Master Loan and Security Agreement
              dated as of March 27, 2000 by and among Registrant, Hanover
              Capital Partners, Ltd. and Greenwich Capital Financial
              Products, Inc.
10.31.2(10)   Amendment Number Five dated as of March 28, 2002 to the
              Amended and Restated Master Loan and Security Agreement
              dated as of March 27, 2000 by and among Registrant, Hanover
              Capital Partners, Ltd. and Greenwich Capital Financial
              Products, Inc.
10.31.3(10)   Amendment Number Six dated as of March 27, 2003 to the
              Amended and Restated Master Loan and Security Agreement
              dated as of March 27, 2000 by and among Registrant, Hanover
              Capital Partners, Ltd. and Greenwich Capital Financial
              Products, Inc.
10.31.4(11)   Amendment Number Seven dated as of April 27, 2003 to the
              Amended and Restated Master Loan and Security Agreement
              dated as of March 27, 2000 by and among Registrant, Hanover
              Capital Partners, Ltd. and Greenwich Capital Financial
              Products, Inc.
10.33(5)      Stockholder Protection Rights Agreement
10.33.1(8)    Amendment to Stockholder Protection Rights Agreement
              effective as of September 26, 2001, by and among Registrant,
              State Street Bank and Trust Company and EquiServe Trust
              Company, N.A.
10.33.2(8)    Second Amendment to Stockholder Protection Rights Agreement
              dated as of June 10, 2002 by and between Registrant and
              EquiServe Trust Company, N.A.
10.34(6)      Asset Purchase Agreement, dated as of January 19, 2001 by
              and among HanoverTrade.com, Inc., Registrant, Pamex Capital
              Partners, L.L.C. and the members of Pamex Capital Partners,
              L.L.C.
10.35(10)     Amended and Restated Limited Liability Agreement as of
              November 21, 2002 by and among BTD 2001 HDMF-1 Corp.,
              Hanover Capital Mortgage Holdings, Inc. and Provident
              Financial Group, Inc.
31.1*         Rule 13a-14(a) Certification
31.2*         Rule 13a-14(a) Certification
32.1**        Section 1350 Certification
32.2**        Section 1350 Certification

---------------

  *  Filed herewith.

  ** Furnished herewith.

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

(11) Incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.