Form 10-Q
period 2003-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2003-11-14
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	13-3950486

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

379 Thornall Street, Edison, New Jersey 08837

(Address of principal executive offices) (Zip Code)

(732) 548-0101

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The registrant had 8,027,348 shares of common stock outstanding as of November 13, 2003.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Mortgage loans:
Held for sale	$459	$413
Collateral for CMOs	64,196	102,751
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	20,445	4,082
Held to maturity	—	559
Trading	38,990	2,669
Mortgage securities pledged as collateral for CMOs	—	9,805
Mortgage securities, not pledged:
Available for sale	6,303	6,186
Trading	—	602
Cash and cash equivalents	48,707	10,605
Accounts receivable	1,813	1,706
Accrued interest receivable	936	960
Equity investment in HDMF-I LLC	1,686	4,638
Notes receivable from related parties	1,167	2,563
Other assets	7,462	8,332

TOTAL ASSETS	$192,164	$155,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Reverse repurchase agreements	$51,195	$6,283
CMO borrowing	57,704	102,589
Dividends payable	—	1,119
Accounts payable, accrued expenses and other liabilities	4,288	2,816

TOTAL LIABILITIES	113,187	112,807

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $0.01 par value, 10 million shares authorized, -0- shares issued and outstanding
Common stock: $0.01 par value, 90 million shares authorized, 8,025,348 and 4,474,222 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	80	45
Additional paid-in capital	99,075	67,990
Retained earnings (deficit)	(21,833)	(25,322)
Accumulated other comprehensive income	1,655	351

TOTAL STOCKHOLDERS’ EQUITY	78,977	43,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,164	$155,871

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Interest income	$2,710	$3,311	$7,537	$10,617
Interest expense	969	1,772	3,242	6,045

Net interest income	1,741	1,539	4,295	4,572
Loan loss provision	586	107	1,266	228

Net interest income after loan loss provision	1,155	1,432	3,029	4,344
Gain on sale of mortgage assets	3,028	480	8,805	1,385
Gain (loss) on mark to market of mortgage assets	(536)	1,237	(528)	1,812
Due diligence fees	1,818	1,306	4,570	1,306
Assignment fees	711	710	1,925	710
Technology	237	30	2,049	30
Loan brokering, trading and advisory services	1,035	1,618	2,379	1,618
Other income (loss)	42	(747)	147	(1,172)

Total revenues	7,490	6,066	22,376	10,033

EXPENSES:
Personnel	2,317	2,434	6,882	3,290
Subcontractor	1,109	803	2,982	803
Legal and professional	374	337	1,149	766
General and administrative	675	348	1,509	793
Depreciation and amortization	438	311	1,216	311
Other	192	228	542	435
Travel and entertainment	265	99	572	124
Occupancy	110	138	346	186

Total expenses	5,480	4,698	15,198	6,708

Operating income	2,010	1,368	7,178	3,325
Equity in income (loss) of unconsolidated subsidiaries:
Hanover Capital Partners Ltd.	—	—	—	112
HanoverTrade, Inc.	—	—	—	655
HDMF-I LLC	—	130	(41)	129
Hanover Capital Partners 2, Inc.	—	—	—	(19)

Income before income tax provision (benefit)	2,010	1,498	7,137	4,202
Income tax provision (benefit)	162	(8)	246	(8)

NET INCOME	$1,848	$1,506	$6,891	$4,210

BASIC EARNINGS PER SHARE	$0.30	$0.34	$1.37	$0.96

DILUTED EARNINGS PER SHARE	$0.29	$0.33	$1.33	$0.95

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2003
(in thousands, except share data)
(unaudited)

	Common Stock		Additional		Retained	Accumulated Other
			Paid-In	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Income	(Deficit)	Income	Total

Balance, December 31, 2002	4,474,222	$45	$67,990		$(25,322)	$351	$43,064
Net proceeds from secondary offering	3,450,000	35	31,451				31,486
Capital contributed to related party	60,180	—	458				458
Repurchase of common stock	(31,276)	—	(241)				(241)
Principals’ loan forgiveness			(583)				(583)
Principals’ earn-out shares	72,222	—	—				—
Comprehensive income:
Net income				$6,891	6,891		6,891
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale				1,295		1,295	1,295
Change in net unrealized gain (loss) on interest rate caps designated as hedges				9		9	9

Comprehensive income				$8,195

Dividends declared					(3,402)		(3,402)

Balance, September 30, 2003	8,025,348	$80	$99,075		$(21,833)	$1,655	$78,977

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,891	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216	311
Amortization of net premium and deferred costs	(692)	148
Loan loss provision	1,266	228
Gain on sale of mortgage assets	(8,805)	(1,385)
Loss (gain) on mark to market of mortgage assets	528	(1,812)
Loss (gain) on disposition of real estate owned	49	(51)
Purchase of trading securities	(5,058)	(40,636)
Sale of trading securities	8,141	61,184
Distributions from unconsolidated subsidiaries in excess of equity (income) loss	2,952	195
Decrease in accounts receivable	(107)	(720)
Decrease in accrued interest receivable	24	914
Decrease (increase) in notes receivable from related parties	1,171	(1,342)
(Increase) decrease in other assets	(604)	511
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,389	(368)

Net cash provided by operating activities	8,361	21,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans	(133)	—
Purchase of mortgage securities	(68,645)	(1,312)
Principal payments received on mortgage assets	1,779	3,667
Principal payments received on collateral for CMOs	20,685	38,180
Principal payments received on mortgage loans held for sale	56	205
Proceeds from sale of mortgage assets	50,227	6,270
Proceeds from disposition of real estate owned	150	240
Sales of mortgage securities to affiliates	—	946
Acquisitions	—	1,671
Capital contributions	(75)	(5,415)

Net cash provided by investing activities	4,044	44,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) reverse repurchase agreements	44,912	(24,746)
Net repayment of CMOs	(45,939)	(37,791)
Payment of dividends	(4,521)	(3,091)
Net proceeds from secondary offering	31,486	—
Repurchase of common stock	(241)	(132)
Exercise of stock options	—	814

Net cash provided by (used in) financing activities	25,697	(64,946)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,102	893
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,605	8,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,707	$9,839

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Organization and Basis of Presentation

      The interim consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. (“Hanover”) and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim consolidated financial statements should be read in conjunction with Hanover’s Annual Report on Form 10-K for the year ended December 31, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 2003. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

      Hanover was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust (“REIT”), formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). When we refer to the “Company,” we mean Hanover together with its consolidated and unconsolidated subsidiaries.

      Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of its Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and Hanover Capital Partners 2, Inc. (“HCP-2”), a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover’s status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover’s financial statements will be consolidated with the financial statements of HT, HCP and HCP-2.

      The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in mortgage-backed securities (“MBS”) and mortgage loans for its own account, and for third parties. The principal business strategy of HCP is to generate consulting and other fee income by providing consulting and due diligence services, focusing on loan sale advisory, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. HanoverTrade also provides a full range of asset valuation, analysis and marketing services for performing, sub-performing and non-performing assets, whole loans and participations, Community Reinvestment Act loans, and mortgage servicing rights. Hanover also maintains an equity investment in HDMF-I LLC (“HDMF-I”). HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

      The Company’s principal business objective is to generate net interest income on its portfolio of mortgage securities and mortgage loans and to generate fee income through HCP, HT and third party asset-management contracts.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The consolidation provisions of FIN 46 were effective July 1, 2003 for variable interest entities entered into after January 31, 2003. In October 2003, the FASB issued an interpretation that deferred the effective data of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to periods that end on or after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s consolidated financial statements.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires a financial instrument that is within its scope to be classified as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity under previous guidance. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption. The Company’s adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

2.     Mortgage Loans

Mortgage Loans Held for Sale

	September 30, 2003			December 31, 2002

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

	(dollars in thousands)
Principal amount of mortgage loans	$193	$361	$554	$48	$499	$547
Net premium (discount) and deferred costs	(19)	(77)	(96)	(3)	(111)	(114)
Loan loss allowance	—	—	—	—	—	—
Net unrealized gain (loss)	—	1	1	—	(20)	(20)

Carrying value of mortgage loans	$174	$285	$459	$45	$368	$413

Mortgage Loans Securitized in Collateralized Mortgage Obligations

	September 30, 2003			December 31, 2002

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

	(dollars in thousands)
Principal amount of mortgage loans	$38,714	$25,600	$64,314	$71,127	$31,365	$102,492
Net premium (discount) and deferred costs	426	(135)	291	982	(152)	830
Loan loss allowance	(193)	(216)	(409)	(377)	(194)	(571)

Carrying value of mortgage loans	$38,947	$25,249	$64,196	$71,732	$31,019	$102,751

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Hanover’s securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance. As of September 30, 2003, Groups 2 and 3, together, of Hanover’s 1999-A securitization is callable. We are currently evaluating the economic feasibility of calling 1999-A.

3.     Mortgage Securities

Fixed-Rate Agency Mortgage-Backed Securities

	September 30, 2003

	Available	Held to
	For Sale	Maturity	Trading	Total

	(dollars in thousands)
Principal balance of mortgage securities	$—	$—	$38,494	$38,494
Net premium (discount) and deferred costs	—	—	1,031	1,031

Total amortized cost of mortgage securities	—	—	39,525	39,525
Net unrealized gain (loss)	—	—	(535)	(535)

Carrying value of mortgage securities	$—	$—	$38,990	$38,990

      As of December 31, 2002, there were no fixed-rate agency mortgage-backed securities.

Fixed-Rate Subordinate Mortgage-Backed Securities

	September 30, 2003					December 31, 2002

				Collateral					Collateral
	Available	Held to		For		Available	Held to		For
	For Sale	Maturity	Trading	CMOs	Total	For Sale	Maturity	Trading	CMOs	Total

	(dollars in thousands)
Principal balance of mortgage securities	$42,529	$—	$—	$—	$42,529	$17,472	$—	$3,433	$12,636	$33,541
Net premium (discount) and deferred costs	(23,333)	—	—	—	(23,333)	(9,164)	—	(510)	(2,466)	(12,140)

Total amortized cost of mortgage securities	19,196	—	—	—	19,196	8,308	—	2,923	10,170	21,401
Loan loss allowance	(727)	—	—	—	(727)	(182)	—	—	(365)	(547)
Net unrealized gain (loss)	1,245	—	—	—	1,245	434	—	348	—	782

Carrying value of mortgage securities	$19,714	$—	$—	$—	$19,714	$8,560	$—	$3,271	$9,805	$21,636

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjustable-Rate Subordinate Mortgage-Backed Securities

	September 30, 2003					December 31, 2002

				Collateral					Collateral
	Available	Held to		For		Available	Held to		For
	For Sale	Maturity	Trading	CMOs	Total	For Sale	Maturity	Trading	CMOs	Total

	(dollars in thousands)
Principal balance of mortgage securities	$15,075	$—	$—	$—	$15,075	$2,121	$—	$—	$—	$2,121
Net premium (discount) and deferred costs	(8,269)	—	—	—	(8,269)	(963)	—	—	—	(963)

Total amortized cost of mortgage securities	6,806	—	—	—	6,806	1,158	—	—	—	1,158
Loan loss allowance	(183)	—	—	—	(183)	(25)	—	—	—	(25)
Net unrealized gain (loss)	411	—	—	—	411	2	—	—	—	2

Carrying value of mortgage securities	$7,034	$—	$—	$—	$7,034	$1,135	$—	$—	$—	$1,135

Derivative Mortgage-Backed Securities

	December 31, 2002

	Interest-	Principal-
	Only Strips	Only Strips	Interest-
	Available	Held to	Only Strips
	For Sale	Maturity	Trading	Total

	(dollars in thousands)
Principal balance of mortgage securities	$—	$681	$—	$681
Net premium (discount) and deferred costs	339	(122)	—	217

Total amortized cost of mortgage securities	339	559	—	898
Loan loss allowance	—	—	—	—
Net unrealized gain (loss)	234	—	—	234

Carrying value of mortgage securities	$573	$559	$—	$1,132

      As of September 30, 2003, there were no derivative mortgage-backed securities.

4.     Loan Loss Allowance

	Nine Months Ended
	September 30,

	2003	2002

	(dollars in thousands)
Balance, beginning of period	$1,143	$1,342
Loan loss provision	1,266	121
Sales	(1,068)	(157)
Charge-offs	(22)	(40)

Balance, end of period	$1,319	$1,266

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Notes Receivable and Other Assets

      As of September 30, 2003, Hanover had the following loans outstanding to four executive officers (“Principals”):

Notes Receivable

(dollars in thousands)

September 30,	Interest
2003	Rate	Maturity Date

$ 38	6.02%	September 2007
1,129	5.70	September 2007

$ 1,167

      Pursuant to certain performance targets set in 2002 and met during the second quarter of 2003, one-third, or $583,333, of Principals’ loans were forgiven resulting in a reduction in additional paid-in capital as of June 30, 2003. In addition, during the third quarter of 2003, one third, or 72,222 of the earn-out shares were issued to the Principals and options exercisable for up to 26,720 shares vested.

      The loans to Principals are secured solely by 116,667 shares of Hanover’s common stock owned by the Principals, collectively.

      During the third quarter of 2003, HT received notice that a $300,000 note receivable made on November 15, 2002 to VerticalCrossings.com, Inc. (“Vcross”) would not be repaid due to Vcross’ inability to continue as a going concern. The loan was collateralized by all of Vcross’ assets. HT received certain collateral consisting primarily of software during October 2003 and is currently in the process of evaluating such collateral. The $300,000 note receivable was previously included in other assets in the Company’s consolidated balance sheet and although HT may be able to utilize the collateral, the note receivable was written-off as bad debt expense during the third quarter of 2003.

6.     Reverse Repurchase Agreements

      Information pertaining to individual reverse repurchase agreement lenders at September 30, 2003 is summarized as follows (dollars in thousands):

		December 31,	Net	September 30,
	Maximum	2002	(Paydown)	2003	Underlying
Lender	Borrowing	Balance	Advance	Balance	Collateral	Type of Collateral

Lender A (committed)	$10,000	$1,698	$(284)	$1,414	$6,492	Retained CMO Securities
Lender A		578	1,184	1,762	3,200	Mortgage Securities
Lender B		—	4,617	4,617	9,258	Mortgage Securities
Lender C		2,354	(1,045)	1,309	2,011	Mortgage Securities
Lender D		1,028	40,272	41,300	43,574	Mortgage Securities
Lender E		625	(428)	197	322	Mortgage Securities
Lender F		—	316	316	573	Mortgage Securities
Lender G		—	280	280	630	Mortgage Securities

Total		$6,283	$44,912	$51,195	$66,060

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed every 30 days. The first facility listed matures on April 26, 2004.

7.     Derivative Instruments

Interest Rate Caps (Freestanding Derivatives)

      From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. At September 30, 2003, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized $1,000 of loss for the three and nine months ended September 30, 2003 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of September 30, 2003, the fair value of the Company’s interest rate caps was zero.

Forward Sales of Agency Securities (Freestanding Derivatives)

      From time to time, the Company enters into forward sales of government agency guaranteed securities, known as “Agency” securities to manage the exposure to changes in the value of securities classified as “trading securities.” The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for MBS, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for MBS will also affect the value of the forward sales of Agency securities. (The Company does not attempt to hedge changes in the credit quality of individual assets.) The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales required to offset the expected gains or losses on trading securities with comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Consolidated Statements of Income. The Company realized $4,750 of net loss and $1,445 of net income, respectively, on these freestanding derivatives for the three and nine months ended September 30, 2003. As of September 30, 2003, the fair value of the Company’s three forward sales of Agency MBS was $(743,000).

8.     Stockholders’ Equity and Earnings Per Share

      During the third quarter of 2003 Hanover sold 3,450,000 shares of common stock for net proceeds of approximately $31,486,000.

      In August 2000, the Board of Directors of Hanover authorized a share repurchase program pursuant to which Hanover is authorized to repurchase up to 1,000,000 shares of its outstanding common stock, from time to time, in open market transactions at a total cost not to exceed $3,000,000. In addition, on August 7, 2001,

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Board of Directors of Hanover authorized the repurchase of 60,000 shares of its outstanding common stock. During the nine months ended September 30, 2003, the Company repurchased 2,000 shares of its common stock in open market transactions through one of its subsidiaries at $7.73 per share for a total cost of $15,000. As of September 30, 2003, Hanover had remaining authority to purchase up to 501,025 shares for not more than $137,000 under the 2000 share repurchase program and 1,000 shares under the 2001 share repurchase authorization.

      On February 20, 2002, the Board of Directors of Hanover authorized the repurchase of up to 18,166 shares outstanding as a result of exercise of stock option grants prior to the registration of the shares covered by the 1999 Equity Incentive Plan. As of September 30, 2003, Hanover had remaining authority to purchase up to 2,500 shares under the 2002 share repurchase authorization.

      On January 19, 2001, Hanover’s affiliate, HT, hired 18 employees of Pamex Capital Partners LLC and purchased all of Pamex’s assets. The purchase price consisted of $850,000 in cash paid at closing, plus an earn-out of between $1,250,000 and $1,500,000 payable over three years in shares of Hanover common stock. The earn-out is based on performance targets. The performance targets for the first two years were met during 2002 and 2001 and $500,000 was accrued by HT each year. On February 24, 2003, Hanover made a capital contribution to HT of $75,000 in cash and 60,180 shares of Hanover common stock with a then fair market value of $457,970. On February 19, 2002, Hanover made a capital contribution of 63,577 shares of Hanover common stock with a then fair market value of $470,470.

      On February 21, 2003, the Board of Directors of Hanover authorized an April 4, 2003 repurchase of 29,276 shares of its common stock from two Principals; both of whom used all proceeds to partially repay their outstanding indebtedness to Hanover.

      Calculations for earnings per share are shown below (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Earnings per share basic:
Net income (numerator)	$1,848	$1,506	$6,891	$4,210

Average common shares outstanding (denominator)	6,120,457	4,474,452	5,046,728	4,388,659

Earnings per share basic	$0.30	$0.34	$1.37	$0.96

Earnings per share diluted:
Net income (numerator)	$1,848	$1,506	$6,891	$4,210

Average common shares outstanding	6,120,457	4,474,452	5,046,728	4,388,659
Add: Incremental shares from assumed conversion of stock options	168,670	75,553	124,699	63,883

Diluted weighted average shares outstanding (denominator)	6,289,127	4,550,005	5,171,427	4,452,542

Earnings per share diluted	$0.29	$0.33	$1.33	$0.95

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The per share weighted average fair value of stock options granted for the nine months ended September 30, 2003 was $0.40, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)	6
Risk-free interest rate	3.79%
Volatility	27.85%
Expected dividend yield	11.03%

      Hanover applies APB Opinion No. 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts: (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Net income:
As reported	$1,848	$6,891
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	—	(14)

Pro forma	$1,848	$6,877

Earnings per share – basic:
As reported	$0.30	$1.37

Pro forma	$0.30	$1.36

Earnings per share – diluted:
As reported	$0.29	$1.33

Pro forma	$0.29	$1.33

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Supplemental Disclosures for Statements of Cash Flows
          (in thousands, except share data)

	Nine Months Ended
	September 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$139	$—

Interest	$3,429	$4,816

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Transfer of mortgage loans to real estate owned	$—	$251

Acquisition of preferred stock of subsidiaries from related parties in exchange for reduction of notes receivable from related parties	$—	$474

Capital contribution of 63,577 shares of common stock to HT	$—	$470

Capital contribution of 60,180 shares of common stock to HT	$458	$—

Payment of portion of note receivable from related parties with 29,276 shares of common stock	$225	$—

Principals’ loan forgiveness	$583	$—

Principals’ earn-out shares issued	$1	$—

Write-off of note receivable	$300	$—

Transfer of mortgage loans to real estate owned, net	$75	$—

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

      As discussed in Note 1 to the Consolidated Financial Statements, for the periods ending after June 30, 2002, Hanover’s financial statements will be consolidated with HCP and HT. Therefore, segment information is only being provided for the three and nine months ended September 30, 2003 as follows (dollars in thousands):

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2003

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations		Consolidated

REVENUES:
Interest income	$2,768	$5	$6	$(69	)(a)	$2,710
Interest expense	969	7	62	(69	)(a)	969

Net interest income	1,799	(2)	(56)	—		1,741
Loan loss provision	586	—	—	—		586

Net interest income after loan loss provision	1,213	(2)	(56)	—		1,155
Gain on sale of mortgage assets	3,028	—	—	—		3,028
Gain (loss) on mark to market of mortgage assets	(536)	(4)	—	4	(b)	(536)
Due diligence fees	—	1,818	—	—		1,818
Assignment fees	—	711	—	—		711
Technology	—	—	237	—		237
Loan brokering, trading and advisory services	—	211	1,016	(192	)(c)	1,035
Other income (loss)	(15)	10	49	(2	)(d)	42

Total revenues	3,690	2,744	1,246	(190)		7,490

Total expenses	1,101	2,378	2,194	(193	)(c)	5,480

Operating income	2,589	366	(948)	3		2,010
Equity in income (loss) of unconsolidated subsidiaries:
HDMF-I LLC	—	—	—	—		—

Income before income tax provision	2,589	366	(948)	3		2,010
Income tax provision	6	154	2	—		162

NET INCOME	$2,583	$212	$(950)	$3		$1,848

(a)	Intersegment interest income and expense on notes from HCP and HT to Hanover.

(b)	Intersegment gain on related party assets.

(c)	Intersegment fee income from HCP to HT for loan sale advisory services.

(d)	Intersegment dividend income.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2003

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations		Consolidated

REVENUES:
Interest income	$7,710	$14	$25	$(212	)(a)	$7,537
Interest expense	3,242	21	191	(212	)(a)	3,242

Net interest income (expense)	4,468	(7)	(166)	—		4,295
Loan loss provision	1,266	—	—	—		1,266

Net interest income (expense) after loan loss provision	3,202	(7)	(166)	—		3,029
Gain on sale of mortgage assets	8,436	—	—	369	(b)	8,805
Gain (loss)on mark to market of mortgage assets	(528)	4	—	(4	)(e)	(528)
Due diligence fees	—	4,570	—	—		4,570
Assignment fees	—	1,955	—	(30	)(b)	1,925
Technology	—	—	2,049	—		2,049
Loan brokering, trading and advisory services	—	494	2,690	(805	)(c)	2,379
Other income (loss)	(36)	47	138	(2	)(d)	147

Total revenues	11,074	7,063	4,711	(472)		22,376

Total expenses	3,367	6,671	5,625	(465	)(c)	15,198

Operating income	7,707	392	(914)	(7)		7,178
Equity in income (loss) of unconsolidated subsidiaries:
HDMF-I LLC	(41)	—	—	—		(41)

Income (loss) before income tax provision	7,666	392	(914)	(7)		7,137
Income tax provision	52	190	4	—		246

NET INCOME (LOSS)	$7,614	$202	$(918)	$(7)		$6,891

(a)	Intersegment interest income and expense on notes from HCP and HT to Hanover.

(b)	Intersegment fee income from Hanover to HCP for assignment services.

(c)	Intersegment fee income from Hanover and HCP to HT for loan sale advisory services.

(d)	Intersegment dividend income.

(e)	Intersegment gain on related party assets.

12.     Subsequent Events

      On November 13, 2003, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended September 30, 2003 to be paid on December 11, 2003 to stockholders of record as of November 26, 2003.

13.     Pro Forma Disclosure

      The following unaudited pro forma consolidated statements of income have been prepared to give effect to Hanover’s acquisition on July 1, 2002 of 100% of the outstanding common stock of each of HCP, HT and HCP-2 (collectively, the “Newly Consolidated Subsidiaries”), as previously reported on Form 8-K filed on July 16, 2002. This acquisition had been accounted for using the purchase method of accounting. These pro forma consolidated statements of income were prepared as if the acquisition had been completed as of January 1, 2002.

      The unaudited pro forma consolidated statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2002, nor are these presentations necessarily indicative of the future results of operations.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These unaudited pro forma consolidated statements of income are based upon the historical consolidated financial statements of Hanover and the Newly Consolidated Subsidiaries included in Hanover’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

      Information presented for the nine months ended September 30, 2002 is presented on a consolidated pro forma basis. Information presented for the nine months ended September 30, 2003 is presented on an actual basis, which takes into account the consolidation of Hanover, HT, HCP and HCP-2. Information is not presented for the three months ended September 30, 2003 and 2002 because financial statements for periods after June 30, 2002 are presented on a consolidated basis.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

		(Pro Forma)
REVENUES:
Interest income	$7,537	$10,897
Interest expense	3,242	6,045

Net interest income	4,295	4,852
Loan loss provision	1,266	228

Net interest income after loan loss provision	3,029	4,624
Gain on sale of mortgage assets	8,805	1,385
Gain on mark to market of mortgage assets	(528)	1,682
Due diligence fees	4,570	3,385
Assignment fees	1,925	1,543
Technology	2,049	76
Loan brokering, trading and advisory services	2,379	4,755
Other income (loss)	147	(231)

Total revenues	22,376	17,219

EXPENSES:
Personnel	6,882	6,722
Subcontractor	2,982	1,954
Legal and professional	1,149	902
General and administrative	1,509	885
Depreciation and amortization	1,216	936
Other	542	952
Travel and entertainment	572	319
Occupancy	346	373

Total expenses	15,198	13,043

Operating income	7,178	4,176
Equity in income (loss) of unconsolidated subsidiaries:
Hanover Capital Partners Ltd.	—	—
HanoverTrade, Inc.	—	—
HDMF-I LLC	(41)	129
Hanover Capital Partners 2, Inc.	—	—

Income before income tax provision	7,137	4,305
Income tax provision	246	71

NET INCOME	$6,891	$4,234

BASIC EARNINGS PER SHARE	$1.37	$0.96

DILUTED EARNINGS PER SHARE	$1.33	$0.95

See notes to pro forma consolidated statements of income

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

Nine Months Ended September 30, 2002
(in thousands, except per share data)
(unaudited)

	Hanover
	Capital
	Mortgage	Newly
	Holdings, Inc.	Consolidated	Adjustments/		Pro Forma
	As Reported	Subsidiaries	Eliminations		Consolidated

REVENUES:
Interest income	$10,617	$632	$(352	)(a,d)	$10,987
Interest expense	6,045	—	—		6,045

Net interest income	4,572	632	(352)		4,852
Loan loss provision	228	—	—		228

Net interest income after loan loss provision	4,344	632	(352)		4,624
Gain on sale of mortgage assets	1,385	—	—		1,385
Gain (loss) on mark to market of mortgage assets	1,812	(130)	—		1,682
Due diligence fees	1,306	2,086	(7	)(b)	3,385
Assignment fees	710	833	—		1,543
Technology	30	46	—		76
Loan brokering, trading and advisory services	1,618	3,137	—		4,755
Other income (loss)	(1,172)	977	(36	)(b)	(231)

Total revenues	10,033	7,581	(395)		17,219

EXPENSES:
Personnel	3,290	3,084	348	(b,d)	6,722
Subcontractor	803	1,151	—		1,954
Legal and professional	766	136	—		902
General and administrative	793	503	(411	)(b)	885
Depreciation and amortization	311	625	—		936
Other	435	849	(332	)(a)	952
Travel and entertainment	124	195	—		319
Occupancy	186	187	—		373

Total expenses	6,708	6,730	(395)		13,043

Operating income	3,325	851	—		4,176
Equity in income (loss) of unconsolidated subsidiaries	877	—	(748	)(c)	129

Income before income tax provision (benefit)	4,202	851	(748)		4,305
Income tax provision (benefit)	(8)	79	—		71

NET INCOME	$4,210	$772	$(748)		$4,234

BASIC EARNINGS PER SHARE:
Average common shares outstanding	4,388,659				4,388,659

Basic earnings per share	$0.96				$0.96

DILUTED EARNINGS PER SHARE:
Diluted weighted average shares outstanding	4,452,542				4,452,542

Diluted earnings per share	$0.95				$0.95

See notes to pro forma consolidated statements of income

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2002
(unaudited)
(dollars in thousands)

(a)	To eliminate intercompany interest income and expense summarized as follows:

Six Months
Ended
June 30, 2002

Interest on note to Hanover Capital Partners Ltd.	$24
Interest on note to HanoverTrade, Inc.	146
Interest on note to Hanover Capital Partners 2, Inc.	162

$332

      (b) Hanover engaged Hanover Capital Partners Ltd. pursuant to a Management Agreement to render, among other things, due diligence, asset management and administrative services. In addition, Hanover Capital Partners Ltd. performed management and administrative services for HanoverTrade, Inc. To eliminate these intercompany management fees recorded as follows:

Six Months
Ended
June 30, 2002

Management fee income recorded to:
Due diligence fees	$7
Other income (loss)	36
Reduction of personnel expense	372

$415

Management fee expensed to:
General and administrative	$411
Personnel expense	4

$415

      (c) With the consolidation of the results of Hanover Capital Partners Ltd., HanoverTrade, Inc. and Hanover Capital Partners 2, Inc., the equity in income of these subsidiaries summarized below would be reversed:

Six Months
Ended
June 30, 2002

Hanover Capital Partners Ltd.	$112
HanoverTrade, Inc.	655
Hanover Capital Partners 2, Inc.	(19)

$748

      (d) To exclude the interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of the newly consolidated subsidiaries; interest for the nine months ended September 30, 2002 was forgiven and the offset is to personnel expense as follows:

Six Months
Ended
September 30, 2002

Interest income	$20

Personnel expense	$20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Factors Related to Forward-Looking Statements and Associated Risks

      The following section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “assumes,” “will,” or other similar expressions; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire mortgage-backed securities, which we refer to as MBS, or mortgage loans; our estimated loan loss reserves; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; the anticipated use of proceeds from our common stock offering; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of the master reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

      In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information technology; potential declines in our ability to locate and acquire desirable investments; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effects of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; changes in government regulation affecting our business and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2002, and in “Risk Factors” in our Registration Statement on Form S-2 filed with the Securities and Exchange Commission on July 24, 2003, as amended, that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Investors should also carefully consider the critical accounting policies identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies for mortgage securities, loan loss allowance, equity investments, revenue recognition and income taxes involve a high degree of judgment and complexity in the preparation of our consolidated financial statements.

Overview

      We are a specialty finance company organized in June 1997 as a REIT. At September 30, 2003, we had two principal consolidated subsidiaries, Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms “we”, “us”, “our” or “the Company,” we are referring to our company and its consolidated and unconsolidated subsidiaries taken as a whole. To provide more meaningful disclosure, we occasionally wish to report information regarding only our REIT entity without reference to HCP and HT. In those instances, we refer to the REIT entity as “Hanover.”

      Hanover’s principal business strategy is to invest in mortgage-backed securities, known as MBS, and, to a lesser extent, mortgage loans and to earn net interest income on these investments. HCP’s principal business strategy is to generate consulting and other fee income by providing loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT’s principal business strategy is to generate fee income by operating an Internet exchange for trading mortgage loans, mortgage servicing rights and related assets, and providing state-of-the-art technologies supported by experienced valuation, operations and trading professionals. In addition, HT provides a full range of asset valuation, analysis and marketing services for mortgage-related assets. In addition, Hanover has an equity interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

      Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its taxable earnings to its stockholders and maintains its qualification as a REIT. Hanover’s taxable affiliates, however, are subject to Federal and state income tax.

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

      As of September 30, 2003, we retained the aggregate credit risk on $19.9 billion of mortgage loans relating to (dollars in thousands):

	Principal	Carrying
	Balance	Value	Financing

Subordinate MBS	$57,604	$26,748	$11,949
Agency-issued MBS	38,494	38,990	37,832
Collateral for CMOs	64,314	6,492	1,414
Mortgage loans	554	459	—

Total	$160,966	$72,689	$51,195

      The above carrying value of collateral for CMOs is our net invested equity in retained mortgage-backed bonds.

      In addition, HDMF-I retains the aggregate credit risk on $5,408,000 of mortgage loans.

      On July 1, 2002, Hanover acquired 100% of the outstanding capital stock of each of HT, HCP, and Hanover Capital Partners 2, Inc., which we refer to as HCP-2. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of these entities. Prior to July 1, 2002, the financial results for these three entities appeared in our financial statements as a single line-item under “equity in income or loss of unconsolidated subsidiaries.” Due to the stock purchase, for periods ending after June 30, 2002, Hanover’s financial statements will be consolidated with the financial statements of those entities. This means that the financial results for these three entities, whether positive or negative, will appear throughout our financial statements as applicable, rather than in a single line-item. To assist you in evaluating the effect of the stock purchase on our financial results, our discussion below sometimes includes information regarding both “previously reported” and “pro forma” financial results. “Previously reported” financial results provide the actual results for the periods presented, which means that they do not give effect to the stock purchase for any periods prior to July 1, 2002. “Pro forma” financial results provide financial information for the periods shown as if the stock purchase of HT, HCP and HCP-2 had been completed as of January 1, 2002 for statement of income purposes. “Pro forma” financial information is presented for illustrative purposes only. Pro forma information is not necessarily indicative of the financial position or results of operations that would have been reported had the acquisition occurred on January 1, 2002, and these presentations do not necessarily indicate the future financial position or results of operations.

Results of Operations

      The following table presents the consolidated results of operations as previously reported for the three and nine months ended September 30, 2003 and 2002 and pro forma results for the nine months ended September 30, 2002 (dollars in thousands, except per share data):

	Three Months Ended
	September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002	2002

					(Pro Forma)
			(As Previously
			Reported)
Net interest income	$1,741	$1,539	$4,295	$4,572	$4,852
Loan loss provision	(586)	(107)	(1,266)	(228)	(228)
Gain on sale of mortgage assets	3,028	480	8,805	1,385	1,385
Gain on mark to market of mortgage assets	(536)	1,237	(528)	1,812	1,682
Due diligence fees	1,818	1,306	4,570	1,306	3,385
Assignment fees	711	710	1,925	710	1,543
Technology	237	30	2,049	30	76
Loan brokering, trading and advisory services	1,035	1,618	2,379	1,618	4,755
Other income (loss)	42	(747)	147	(1,172)	(231)

Total revenues	7,490	6,066	22,376	10,033	17,219
Total expenses	5,480	4,698	15,198	6,708	13,043

Operating income	2,010	1,368	7,178	3,325	4,176
Equity in income (loss) of unconsolidated subsidiaries:
Hanover Capital Partners Ltd.	—	—	—	112	—
HanoverTrade, Inc.	—	—	—	655	—
HDMF-I LLC	—	130	(41)	129	129
Hanover Capital Partners 2, Inc.	—	—	—	(19)	—

Income before income tax provision (benefit)	2,010	1,498	7,137	4,202	4,305
Income tax provision (benefit)	162	(8)	246	(8)	71

Net income	$1,848	$1,506	$6,891	$4,210	$4,234

Basic earnings per share	$0.30	$0.34	$1.37	$0.96	$0.96

Dividends declared per share	$0.29	$0.33	$1.33	$0.95	$0.95

Net Income, Basic Earnings Per Share and Total Revenue

      We recorded net income of $1,848,000 or $0.30 per share based on 6,120,457 weighted average shares of common stock outstanding for the three months ended September 30, 2003 compared to net income of $1,506,000 or $0.34 per share based on 4,474,452 weighted average common shares outstanding for the three months ended September 30, 2002. We recorded net income of $6,891,000 or $1.37 per share based on 5,046,728 weighted average shares of common stock outstanding for the nine months ended September 30, 2003 compared to net income of $4,210,000 or $0.96 per share based on 4,388,659 weighted average common shares outstanding for the nine months ended September 30, 2002. Total revenue for the three months ended September 30, 2003 was $7,490,000 compared to $6,066,000 previously reported for the same period in 2002. Total revenue for the nine months ended September 30, 2003 was $22,376,000 compared to $10,033,000 previously reported for the same period in 2002. On a pro forma basis, total revenue for the nine months ended September 30, 2002 was $17,219,000.

Net Interest Income and Loan Loss Provision

      The following table provides details of net interest income and loan loss provision for interest earning assets as follows:

Net Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	Net	Loan	Net	Loan	Net	Loan	Net	Loan
	Interest	Loss	Interest	Loss	Interest	Loss	Interest	Loss
	Income	Provision	Income	Provision	Income	Provision	Income	Provision

	(dollars in thousands)
Mortgage loans	$11	$—	$3	$—	$63	$—	$193	$—
CMO collateral	319	(13)	696	(38)	1,099	(49)	2,096	(128)
Agency-issued MBS	369	—	36	—	544	—	268	—
Private placement MBS	982	(573)	735	(69)	2,395	(1,217)	1,475	(100)
Other	60	—	69	—	194	—	540	—

Total net interest income	$1,741	$(586)	$1,539	$(107)	$4,295	$(1,266)	$4,572	$(228)

      Net interest income increased to $1,741,000, or $0.28 per share, for the three months ended September 30, 2003 from $1,539,000, or $0.34 per share, as previously reported for the same period in 2002. The increase in net interest income of $202,000 was primarily due to:

•	the decrease in the average balance of our mortgage loans held as collateral for collateralized mortgage obligations, called CMOs, offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the increase in the average balance of our Agency-issued MBS portfolio; and

•	the increase in the average balance of our purchased subordinate MBS portfolio offset by the decrease in the interest earned from interest-only notes retained from our 1998-B securitization.

      Net interest income from Agency-issued MBS increased in the three months ended September 30, 2003 because of increased investment activity in such MBS.

      Private placement MBS net interest income increased due to the purchase of subordinate MBS during the third quarter of 2003. The average balance of our subordinate MBS portfolio increased to $28,241,00 for the third quarter 2003 from $17,478,000 for the third quarter 2002. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from the collapse of Hanover 1998-B in the first quarter 2003.

      Net interest income decreased to $4,295,000, or $0.85 per share, for the nine months ended September 30, 2003 from $4,572,000, or $1.04 per share, as previously reported for the same period in 2002. The decrease in net interest income of $277,000 was primarily due to:

•	the decrease in the average balance of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the increase in the average balance of our Agency-issued MBS portfolio; and

•	the increase in the average balance of our purchased subordinate MBS portfolio offset by the decrease in the interest earned from interest-only notes retained from our 1998-B securitization.

      Net interest income from Agency-issued MBS increased in the nine months ended September 30, 2003 because of increased investment activity in the second quarter of 2003, the average balance increased to $19,950,000 for the nine months ended September 30, 2003 from $9,581,000 for the same period in 2002.

      Private placement MBS net interest income increased due to the purchase of subordinate MBS during the first nine months of 2003. The average balance of our subordinate MBS portfolio increased to $21,630,000 for the first nine months of 2003 from $13,021,000 for the first nine months of 2002. The decrease in net interest income recognized from interest-only notes retained from our 1998-B securitization resulted from the collapse of Hanover 1998-B in the first quarter 2003.

      Net interest income decreased to $4,295,000 for the nine months ended September 30, 2003 from $4,852,000 on a pro forma basis for the same period in 2002. The $291,000 adjustment required on a pro forma basis from that previously reported for second quarter 2002 is the elimination of $332,000 of interest income on intercompany notes and $13,000 of interest income on the portion of the notes receivable reduced in exchange for the purchase of the common stock of HCP, HT and HCP-2 offset by $636,000 of interest income from HCP and HCP-2 that was previously reported as a component of equity in income from unconsolidated subsidiaries.

      Our provision for loan losses increased to $586,000 in the three months ended September 30, 2003 from $107,000 for the same period in 2002 and $1,266,000 for the nine months ended September 30, 2003 from $228,000 for the same period in 2002. The increases for the three and nine months ended September 30, 2003 compared to similar periods last year were primarily the result of purchases of first-loss subordinate MBS offset by a reduction in the average balance of collateral for CMOs. First-loss subordinate MBS are generally structured to absorb the credit losses resulting from a specified pool of mortgages. As a result, we provide for the estimated losses associated with first-loss subordinate MBS, which increases our overall loan loss allowance. If our loss estimates differ materially from actual results, we could incur additional losses resulting in decreased net income in future periods. No adjustments were required on a pro forma basis because the provision for loan losses relates solely to Hanover during these periods.

Gain on Sale and Mark to Market of Mortgage Assets

      Our results for the three months ended September 30, 2003 include a gain on sale of mortgage assets of $3,028,000 compared to $480,000 for the same period in 2002. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. During the three months ended September 30, 2003, we sold approximately $13,375,000 principal balance of subordinate MBS as compared to sales of $1,925,000 principal balance of subordinate MBS during the same period in 2002.

      Our results for the nine months ended September 30, 2003 include a gain on sale of mortgage assets of $8,805,000 compared to $1,385,000 for the same period in 2002. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. We cannot assure you that we will be able to recognize gain on sale in the future. As a REIT, we do not actively trade our mortgage assets.

      The gain on sale for the nine months ended September 30, 2003 represents the sales of subordinate MBS and the sales of mortgage loans that supported certain CMOs, which we refer to as Hanover 1998-A and Hanover 1998-B. During the nine months ended September 30, 2003, we sold approximately $25,895,000 principal balance of subordinate MBS as compared to sales of $8,787,000 principal balance of subordinate MBS during the same period in 2002. The mortgage loan sales resulted in aggregate net proceeds of $7,281,000, cash available for reinvestment of approximately $6,000,000 and a gain of $3,161,000.

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

      For the three and nine months ended September 30, 2003, we recognized mark to market gains or losses on mortgage assets classified as trading securities through our Consolidated Statement of Income. Mortgage assets classified as available for sale are marked to market through other comprehensive income. We recognized mark to market losses on our Agency MBS portfolio of $536,000 and $528,000 for the three and nine months ended September 30, 2003, respectively. We recognized mark to market gains or our purchased subordinate MBS Portfolio of $1,237,000 and $1,812,000 for the three and nine months ended September 30, 2002, respectively. Market gains or losses on our purchased subordinate portfolio are primarily subject to assumptions on the underlying mortgage loan portfolio including, but not limited to, prepayment speed assumptions, future loss assumptions and changes in the benchmark interest rate.

Other Revenue

      Revenues for the three months ended September 30, 2003 increased from the same period in 2002 as follows:

•	Due diligence revenue increased to $1,818,000 from $1,306,000;

•	Assignment fees increased to $711,000 from $710,000;

•	Technology revenue increased to $237,000 from $30,000; and

•	Loan brokering, trading and advisory services decreased to $1,035,000 from $1,618,000.

      Due diligence revenues increased primarily as a result of an overall increase in our number of clients served to 25 in 2003 from 22 in 2002, an increase of 3 clients. The increase in number of clients served was offset by a decrease in revenue from our largest clients, thus reducing concentration risk. For the quarter ended September 30, 2003, 60% of due diligence revenues was derived from 2 clients.

      Technology revenue increased due to the growth in HT’s licensing of proprietary software and consulting services performed in connection with such licenses. Of the $237,000 of technology revenue generated for the three months ended September 30, 2003, 86% was derived from two clients. Minimal technology revenue was generated for the three months ended September 30, 2002. We cannot assure you that we will be able to generate technology revenues comparable to those recorded for the three months ended September 30, 2003.

      Loan brokering, trading and advisory services decreased primarily as a result of the completion of a large contract with the FDIC in 2002 for which similar contracts were not available in 2003. We cannot assure you that comparable contracts will be available in the future.

      Revenues for the nine months ended September 30, 2003 increased from the same period in 2002, on a pro forma basis, as follows:

•	Due diligence revenue increased to $4,570,000 from $3,385,000;

•	Assignment fees increased to $1,925,000 from $1,543,000;

•	Technology revenue increased to $2,049,000 from $76,000; and

•	Loan brokering, trading and advisory services decreased to $2,379,000 from $4,755,000.

      Due diligence revenues increased primarily as a result of an overall increase in our number of clients served to 30 in 2003 from 28 in 2002, an increase of 2 clients. The increase in number of clients served was offset by a decrease in revenue from our largest clients, thus reducing concentration risk. For the nine months ended September 30, 2003, 49% of due diligence revenues was derived from 2 clients.

      Assignment fees increased primarily as a result of one large assignment contract. This contract accounted for approximately 61% of the total assignment fees recognized for the nine months ended September 30, 2003. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for the nine months ended September 30, 2003.

      Technology revenue increased due to the growth in HT’s licensing of proprietary software and consulting services performed in connection with such licenses. Of the $2,049,000 of technology revenue generated for the nine months ended September 30, 2003, 95% was derived from two clients. Minimal technology revenue was generated for the nine months ended September 30, 2002. We cannot assure you that we will be able to generate technology revenues comparable to those recorded for the nine months ended September 30, 2003.

      Loan brokering, trading and advisory services decreased primarily as a result of the completion of a large contract with the FDIC in 2002 for which similar contracts were not available in 2003. We cannot assure you that comparable contracts will be available in the future.

Operating Expenses

      Operating expenses for the three months ended September 30, 2003 increased to $5,480,000 from $4,698,000 as previously reported for the same period in 2002. The increase in operating expenses was primarily due to:

•	an increase in general and administrative expenses of $327,000;

•	an increase in subcontractor expense of $306,000; and

•	an increase in depreciation and amortization of $127,000.

      During the third quarter of 2003 we received notice that a $300,000 note receivable would not be repaid due to the creditors’ inability to continue as a going concern. The note receivable was written-off as bad debt expense, included in general and administrative expenses.

      Subcontractor expenses increased primarily as a result of an increase in the number of due diligence projects and an increase in the overall use of subcontractors. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for the third quarter of 2003 as compared to the third quarter of 2002 where in-house personnel performed more projects.

      Depreciation and amortization increased primarily due to three additional technology projects that resulted in the capitalization of software and a subsequent increase in amortization of approximately $110,000.

      Operating expenses for the nine months ended September 30, 2003 increased to $15,198,000 from $6,708,000 as previously reported for the same period in 2002 and $13,043,000 on a pro forma basis in 2002. The increase in operating expenses, on a pro forma basis, was primarily due to:

•	an increase in general and administrative expenses of $624,000;

•	an increase in subcontractor expense of $1,028,000; and

•	an increase in depreciation and amortization of $280,000.

      During the third quarter of 2003 we received notice that a $300,000 note receivable would not be repaid due to the creditors’ inability to continue as a going concern. The note receivable was written-off as bad debt expense. An increase in royalty fees of $110,000 was as a result of increased sales of HT’s technology for which an underlying royalty payment was due. In addition, we purchased information services for use in our investment activity for $108,000 in 2003 for which no such expenditure was incurred during the comparable 2002 period. Bad debt expense, royalty fees and information services are included in general and administrative expenses.

      Subcontractor expenses increased primarily as a result of an increase in the number of due diligence projects and an increase in the overall use of subcontractors. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for the nine months ended September 30, 2003 as compared to the same period in 2002 where in-house personnel performed more projects.

      Depreciation and amortization increased primarily due to three additional technology projects that resulted in the capitalization of software and a subsequent increase in amortization of approximately $223,000.

Equity in Income (Loss) of Unconsolidated Subsidiaries

      HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub- and non-performing one-to-four family residential whole loans. In November 2001, we made our initial investment in HDMF-I of $115,000 to fund our proportionate share of professional, organizational and other fees of HDMF-I. In the first quarter of 2002, we invested an aggregate of $3,891,000 in HDMF-I to fund our proportionate share of a loan pool with a purchase price of $12,230,000. In the second half of 2002, we invested an additional $1,968,000 in HDMF-I to fund the purchase price of an additional loan pool and received $1,458,000 in distributions from HDMF-I. For the three months ended September 30, 2003, we recognized equity in income of $0 compared to $130,000 for the comparable period in 2002. For the nine months ended September 30, 2003, we recognized equity in losses of $41,000 compared to equity in income of $129,000 for the comparable period in 2002. During the nine months ended September 30, 2003, we received $2,911,000 in additional distributions from HDMF-I. At September 30, 2003, we had a total capital contribution commitment of $5,820,000.

Taxable Income

      Our taxable income for the quarter ended September 30, 2003 is estimated at $735,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income	$1,844
GAAP gain on sale of mortgage securities	(2,457)
Tax gain on sale of mortgage securities	3,071
Utilization of capital loss carryforward	(3,071)
Loan loss provision, net of realized losses	574
Income in subsidiaries not included in taxable income	739
Other	35

Estimated taxable income	$735

      We believe that estimated taxable income provides useful information to investors because it provides information relating to our dividends and REIT status.

      As a REIT, we are required to pay dividends amounting to 85% of each year’s taxable ordinary income and 95% of the portion of each year’s capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level. Dividend payments for 2003 may represent a partial return of capital dividend to shareholders and/or to the extent they include dividends paid by a taxable REIT subsidiary may be taxable at the maximum 15% rate for dividends paid by C Corporations.

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

Liquidity and Capital Resources

      During the third quarter of 2003 we sold 3,450,000 shares of common stock for net proceeds of $31,486,000. We intend to use the net proceeds from the offering primarily to purchase subordinate mortgage-backed securities and other mortgage-related assets. We expect to meet our future short-term and long-term liquidity requirements generally from the proceeds of our common stock offering, our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. At September 30, 2003, we had one committed reverse repurchase line of credit with $10 million available and seven uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

      Net cash provided by operating activities for the nine months ended September 30, 2003 was $8,361,000 compared to net income of $6,891,000 for the same period in 2003. Sales of trading securities provided $8,141,000, partially offset by the gain on sale of mortgage assets of $8,805,000.

      Net cash provided by investing activities amounted to $4,044,000 during the nine months ended September 30, 2003. The majority of cash proceeds from investing activities were generated from (i) principal payments received on collateral for CMOs of $20,685,000, (ii) proceeds from sale of mortgage assets of $50,227,000 and (iii) principal payments received on mortgage securities of $1,779,000. These proceeds were partially offset by purchases of mortgage securities of $68,645,000.

      Cash flows provided by financing activities for the nine months ended September 30, 2003 was $25,697,000. We made repayments on CMO borrowings of $45,939,000 partially offset by borrowings on reverse repurchase agreements of $44,912,000. We also paid dividends of $4,521,000. We received net proceeds of $31,486,000 for the sale of our common stock.

      We regularly invest our capital in MBS through Hanover, our primary investment vehicle. Hanover’s securitizations were issued with various call provisions, generally allowing for the termination of the securitization at the earlier of a certain date or when the outstanding collateral balance is less than a certain percentage of the original collateral balance.

      Although we have no immediate plans for a change in the ownership of HT, we continue to pursue third-party investments to address HT’s future capitalized software budget and operating needs. If outside financing is not located, we will continue to be responsible for HT’s capital and operating requirements, although we do not expect those needs to be substantial for the remainder of 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We use certain derivative financial instruments as hedges of anticipated transactions relating to our mortgage securities.

      From time to time, we enter into forward sales of mortgage securities issued by federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the hedge position to coincide with the related sale or securitization transaction. As such hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such hedges in earnings in the period of change. At September 30, 2003, we had three forward commitments to sell or buy agency-issued mortgage securities with a fair value of $(743,000).

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

      As of September 30, 2003, we had the following interest rate caps in effect (dollars in thousands):

Notional
Amount	Index	Strike %	Maturity Date	Accounting Designation

$11,000	3 Month LIBOR	7.695%	October 2003	Freestanding Derivative
15,000	1 Month LIBOR	7.75%	August 2004	Freestanding Derivative

$26,000

      The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide a cost of funds hedge against interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. As of September 30, 2003, the fair value of our interest rate caps was zero which is also the maximum potential loss exposure due to unfavorable market movements.

Interest Rate Sensitivity

Interest Rate Mismatch Risk — Reverse Repurchase Financing

      As of September 30, 2003, we owned $459,000 of mortgage loans held for sale. In general, we expect that future loan purchases will be conducted by HDMF-I, and we do not currently plan to purchase additional loans for our own account. If we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans. Our reverse repurchase agreement financing as of September 30, 2003 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 to 90 days.

      Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

      We also have floating-rate reverse repurchase financing for certain fixed-rate MBS. As of September 30, 2003, we had a total of $47,239,000 of floating-rate reverse repurchase financing for $54,360,000 of fixed-rate MBS investments. We have attempted to hedge this exposure by using the interest rate caps described above.

Price Risk

      The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to hedge these changes through the short sale of mortgage securities, described above. As of September 30, 2003, we did not have any significant mortgage loans held for sale. We hedge the mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

      With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect $38,947,000 of fixed-rate mortgage loans and $25,249,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of $57,704,000 and reverse repurchase agreements of $1,414,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of interest rate caps. We purchased amortizing interest rate caps with notional balances of $110 million in August 1999 to hedge the 1999-B securitization. The remaining notional balance of these caps is $15 million at September 30, 2003.

Agency-issued Mortgage Securities

      As of September 30, 2003, we owned certain fixed-rate Agency-issued mortgage securities and certain fixed-rate and adjustable-rate private placement mortgage securities with an aggregate carrying value of $65,738,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates.

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

      (b) There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      (b)     Reports on Form 8-K

      On August 15, 2003, we furnished on Form 8-K a press release relating to the pricing of a public offering of 3,000,000 shares of common stock at $10.00 per share, for estimated net proceeds to us of approximately $27.4 million.

      On August 20, 2003, we furnished on Form 8-K a press release relating to the closing of a public offering of 3,000,000 shares of common stock at $10.00 per share, for estimated net proceeds to us of approximately $27.4 million.

      On August 27, 2003, we furnished on Form 8-K a press release announcing that the underwriters of our recent public offering exercised their over-allotment option in full to purchase an additional 450,000 shares of common stock at the public offering price of $10.00 per share.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

By:	/s/ JOHN A. BURCHETT

John A. Burchett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Dated: November 14, 2003

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit	Description

2.1(8)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(9)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
10.3(1)	Registration Rights Agreement
10.5(1)	Agreement and Plan of Recapitalization
10.6(1)	Bonus Incentive Compensation Plan
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.11(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10.11.3(10)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10.11.4(11)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10.11.5(11)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(10)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10.13.2(10)	Third Modification of Lease Agreement dated May 8, 2002
10.13.3(10)	Fourth Modification of Lease Agreement dated November 2002
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.15(10)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.16(11)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.
10.25(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description

10.26(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.1(7)	Amendment Number Three dated as of April 11, 2001 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.2(10)	Amendment Number Five dated as of March 28, 2002 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.3(10)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(11)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement
10.33.1(8)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(8)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(10)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchanges Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(10)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.