Form 10-K
period 2003-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2004-04-15
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
379 Thornall Street, Edison, New Jersey (Address of principal executive offices)	08837 (Zip Code)

(732) 548-0101

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2003 was $37,943,264.

     The registrant had 8,228,322 shares of common stock outstanding as of April 6, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the 2004 Annual Stockholders’ Meeting, to be filed within 120 days after the end of registrant’s fiscal year, are incorporated by reference into Part III.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risk and uncertainty. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

General

Hanover Capital Mortgage Holdings, Inc., which we refer to as Hanover, was incorporated in Maryland on June 10, 1997. Hanover is a specialty finance company organized as a real estate investment trust, or REIT, pursuant to the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” Hanover has two primary subsidiaries: Hanover Capital Partners Ltd., which we refer to as HCP, and HanoverTrade, Inc., which we refer to as HT. When we use the terms “we,” “us,” “our” or “the Company,” we are referring to Hanover together with its consolidated and unconsolidated subsidiaries including HCP and HT.

We are engaged in three principal businesses, which are conducted through our three primary operating units: Hanover, HCP and HT. Hanover’s principal business strategy is to invest in subordinate mortgage-backed securities, which we refer to as MBS, and, to a lesser extent, mortgage loans and to earn net investment income on these investments. HCP’s principal business strategy is to generate non-interest income by providing consulting and advisory services for third parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT’s principal business activity is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. Hanover also maintains an equity investment in HDMF-I LLC, which we refer to as HDMF-I. HDMF-I was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

Our principal business objective is to generate net interest income on our portfolio of mortgage securities and mortgage loans and to generate non-interest related income through HCP, HT and third party asset-management contracts.

Our principal executive offices are located at 379 Thornall Street, Edison, New Jersey 08837.

Consolidation of Hanover, HCP and HT

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of our Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and Hanover Capital Partners 2, Inc., which we refer to as HCP-2, a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure had been established in order to satisfy tax laws governing Hanover’s status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, our financial statements reflect the consolidation of the financial statements of Hanover, HCP and HCP-2.

Hanover acquired the common shares of HT, HCP and HCP-2 from four of its directors who are also executive officers for $474,000, the price set by an independent appraiser.

Hanover

General

Hanover’s primary businesses are (1) to acquire and hold non-investment grade subordinate residential mortgage securities and other mortgage-related assets and, to a lesser extent, whole residential mortgage loans which serve as collateral for collateralized mortgage obligations, which we refer to as CMOs, and (2) to generate non-interest income from its operating subsidiaries. Subordinate MBS are allocated credit losses on the related pool of mortgage loans before senior bonds. In other words, any principal losses in the pool of loans will erode the value of our subordinate interests before any losses accrue to the value of more senior interests in the pool. As a result, these securities bear much greater risk than the more senior tranches and are generally rated below AAA by the major statistical rating organizations, such as Moody’s Investors Service, Standard & Poor’s Ratings Group or Fitch Investor Service.

In a similar manner, when we buy loans, fund them with CMO liabilities and retain subordinate bonds we end up with the credit risk on the pool of loans that are the CMO collateral. We intend in the future to attain our credit risk position by the purchase of subordinate securities and by the acquisition of loans with subsequent CMO securitizations. When we purchase subordinate securities our balance sheet reflects only the amount of our investment but when we purchase loans and subsequently securitize them, under current accounting guidance for transfers accounted for as secured borrowings, the CMO collateral and related CMO liability will be reflected in our balance sheet. Although the balance sheet presentation will be different, the net economic result of attaining our credit risk position, by the purchase of subordinate MBS or securitization, is similar in that we have a credit leveraged position in mortgage assets.

We also act as an outside management company for real estate investment vehicles. In this capacity, we provide asset-management services, including due diligence and administrative responsibilities. Currently, we manage the investments of HDMF-I LLC, an entity that primarily invests in sub- and non-performing one-to-four family residential mortgage loans. Our primary objectives in forming HDMF-I were to earn a profit participation while also earning fee income from the related asset management contract. We are currently negotiating with institutional investors to increase the total capital commitments to HDMF-I, and we also intend to target other opportunities for us to manage assets for third parties under a similar structure; however, there can be no assurances that we will be successful in raising additional funds to manage.

Trends and Recent Developments

Our primary investments are non-investment grade subordinate securities collateralized by prime quality jumbo residential mortgage loans, which we refer to as subordinate MBS. The issuers of these securities consist of banks, mortgage bankers and Wall Street conduits. The subordinate securities we purchase are structured as private placements and are traded by most large Wall Street dealers. The market for subordinate MBS experienced a dramatic increase in volume in 2002 and 2003 as lowered interest rates resulted in record mortgage origination and securitization volumes. Also during the past two years, there has been an increase in the number of subordinate MBS investors. This increased demand has caused prices for subordinate MBS to increase during the past year. For the foreseeable future, we believe that there will be an adequate supply of subordinate MBS available in the market.

One consequence of the historically lower mortgage rates that have prevailed over the past several years has been rapid prepayments on the collateral underlying our subordinate MBS portfolio. Because prepayment principal is generally allocated to bonds senior to the subordinate MBS, our subordinate MBS grow as a percentage of the collateral pool, known as credit deleverage, thereby greatly increasing its market value. We have benefited from this credit deleverage to realize gains when disposing of subordinate MBS that do not meet our credit standards. Our ability to recognize gains and the amount of these gains will depend on future prepayment and interest rates.

An additional trend in the subordinate MBS market is the increased issuance of securities backed by hybrid adjustable rate mortgage loans, known as Hybrid ARMs. Hybrid ARMs are loans that have a fixed coupon rate for a period of between 3 to 10 years after which the coupon rate typically adjusts to either LIBOR or a

US Treasury rate. This trend could cause the percentage of Hybrid ARMs in our portfolio to continue to grow in size.

During 2003, we purchased one hundred forty subordinate MBS with an aggregate principal balance of approximately $102,909,000 at a net purchase price of approximately $51,210,000 and we sold forty-nine subordinate MBS with an aggregate principal balance of approximately $37,775,000 at a net sales price of approximately $26,799,000. The sale of subordinate MBS during 2003 was primarily in response to market conditions and, to a lesser extent, asset performance. However, given that we generally intend to hold our assets for the long-term, we do not anticipate that the sale of subordinate MBS will be a recurring source of income for us.

During 2003, we purchased MBS issued by agencies of the Federal government, which we refer to as Agency-issued MBS, with an aggregate principal balance of approximately $46,833,000 at a net purchase price of approximately $48,077,000. During 2003, we sold Agency-issued MBS with an aggregate principal balance of approximately $7,783,000 at a net sales price of approximately $7,840,000.

Current Portfolio Composition

As of December 31, 2003, we had invested:

•	approximately $58,985,000, or 31.2% of our total assets, in single-family mortgage loans classified as held for sale and collateral for CMOs,

•	approximately $43,682,000, or 23.1% of our total assets, in single-family subordinate MBS classified as available for sale and

•	approximately $37,882,000, or 20.0% of our total assets, in Agency-issued MBS.

The composition of mortgage loans and mortgage securities is described in detail in Notes 3 and 4 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

In 2003, we experienced approximately $32,000 of mortgage loan losses on our collateral for CMOs for which we maintain a loan loss allowance. We experienced approximately $298,000 of mortgage loan losses during 2002 on our mortgage loan portfolio. We recorded a provision for anticipated credit losses on our mortgage loan portfolio of approximately $53,000 and approximately $135,000 in 2003 and 2002, respectively.

Generally, we intend to hold the mortgage loans and CMOs on a long-term basis, so that we will earn returns over the lives of the mortgage loans and mortgage securities rather than from sales of the investments. However, we may sell mortgage securities from time to time depending on market conditions and asset or security performance.

Subordinate MBS Purchases

In analyzing subordinate MBS for purchase, we focus primarily on subordinated interests, which we refer to as tranches, in pools of prime residential mortgage loans that do not fit into large conduits sponsored by government agencies such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA” or “Ginnie Mae”). Typically, loans fail to qualify for these programs because the principal balance of the mortgages exceeds the maximum amount permissible in a government agency guaranteed MBS.

The subordinate interests that we purchase are generally structured so that they will absorb the credit losses resulting from a specified pool of mortgages. Because these tranches could potentially absorb credit losses, the securities we purchase are generally either not rated or are rated below investment grade (generally “BB,” “B” or non-rated). These tranches are generally purchased at a substantial discount to their principal balance. This discount reflects the potential future losses and, to the extent that actual credit losses are better than forecasted, the discount provides a yield enhancement. A majority of our subordinate MBS acquired to date have paid interest at fixed rates.

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

We purchase subordinate MBS primarily from “Wall Street” dealer firms, although we are also attempting to develop direct relationships with the larger issuers of subordinate MBS. For the foreseeable future, we believe that there will be an adequate supply of subordinate MBS available in the market.

We are not dependent on any one source for subordinate MBS investments because there are a number of regular issuers of such securities. Note 5 to our audited consolidated financial statements included in this Annual Report on Form 10-K describes the concentration of our portfolio by issuer. Management believes that the loss of any single financial institution from which we purchase subordinate MBS would not have a significant detrimental effect on us. However, we cannot assure you that increased competition will not have a negative effect on the pricing of such investments.

By examining the mortgage pool loan data, we estimate a prepayment speed based primarily upon the gross coupon rates and seasoning of the subject pool. We also determine a “base case” default scenario and several alternative scenarios that reflect our estimate of the most likely range of potential losses on the underlying mortgage loans, taking into consideration the credit analysis described above.

After determination of a prepayment speed and a base case default scenario, we model the pools’ cash flow stream and calculate a proposed purchase price as the present value of the base case cash flow stream, discounted by the current market rate for securities with similar product type and credit characteristics. We then examine the yield of the security under various alternative default scenarios and prepayment assumptions and, if necessary, adjust the proposed purchase price so that we will receive an acceptable yield under a variety of possible scenarios.

We began purchasing subordinated MBS in 1999. As of December 31, 2003, we had purchased approximately $206,900,000 (principal balance) of subordinate MBS from third parties at an aggregate purchase price of approximately $104,900,000. As of the same date, we had sold approximately $116,909,000 (principal balance) of such securities. As of December 31, 2003, we owned approximately $60,464,000 and approximately $26,145,000 (principal balance) of pledged and not pledged, respectively, subordinate MBS purchased from third parties, representing a subordinate interest in approximately $28.7 billion of single-family mortgage loan pools. The aggregate carrying value of these pledged and not pledged subordinate MBS as of December 31, 2003 was approximately $29,807,000 and approximately $13,875,000, respectively.

Hanover Capital Partners Ltd. — Our Due Diligence and Consulting Operations

Through HCP, we provide due diligence and consulting services for commercial banks, government agencies, mortgage banks, credit unions and insurance companies. The operations consist of loan sale advisory assignments, the underwriting of credit, analysis of loan documentation and collateral, analysis of the operations related to mortgage loans serviced by third party servicers, and the preparation of documentation to facilitate the transfer of mortgage loans. The due diligence analyses are performed on a loan-by-loan basis. Consulting services include loan sale advisory work for governmental agencies such as the Small Business Administration and the Federal Deposit Insurance Corporation as well as private sector financial institutions. HCP also owns a licensed mortgage banker, Hanover Capital Mortgage Corporation, which we refer to as HCMC, and a licensed broker-dealer, Hanover Capital Securities, Inc., which we refer to as HCS. Neither of these companies currently conducts any material ongoing business.

For the year ended December 31, 2003, assignment and due diligence fees accounted for 32% of our total consolidated revenues. For the year ended December 31, 2003, three of HCP’s customers accounted for 57% in the aggregate of its total revenue.

HanoverTrade, Inc. — Our Loan Brokering, Technology Solutions and Advisory Services

Through HT, we provide loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. We also broker loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange.

In January 2001, HT hired all of the former employees and acquired all of the assets of Pamex Capital Partners, LLC. Prior to its acquisition, Pamex was a traditional broker of pools of mortgage loans and consumer loans. With the acquisition of Pamex, subsequent reassignments and new hires, as of December 31, 2003, HT had 9 full-time salespeople. These salespeople attempt to maintain regular contact with all of the major buyers and sellers of mortgage and consumer whole loans.

HT facilitates the sale of pools of mortgage loans, consumer loans and commercial mortgage loans to institutional purchasers. HT arranges for such sales through its web site as well as through more traditional channels, including telephone contact and e-mail. To assist in the sales process of these pools, HT may prepare marketing materials and marketing analyses for sellers of pools.

For the year ended December 31, 2003, loan brokering and advisory services and technology, taken together, accounted for 20% of our total consolidated revenues. As of and for the year ended December 31, 2003, one of HT’s customers individually accounted for 62% of HT’s total accounts receivable, and one customer accounted for 30% of HT’s total revenues.

Financing

General

We finance purchases of mortgage-related assets with equity and short-term borrowings through reverse repurchase agreements. Generally, upon repayment of each borrowing in the form of a reverse repurchase agreement, the mortgage asset used to secure the financing will immediately be pledged to secure a new reverse repurchase agreement. As of December 31, 2003, we had one established committed reverse repurchase agreement line of credit with maximum capacity to borrow $10 million. In addition, we had seven uncommitted reverse repurchase agreement lines of credit from various financial institutions.

Reverse Repurchase Agreements

A reverse repurchase agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage assets as collateral to secure a short-term loan. Generally, the counterparty to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the reverse repurchase agreement, we repay the loan and reclaim our collateral. Under reverse repurchase agreements, we generally retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.

Our borrowings under reverse repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the reverse repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of reverse repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of reverse repurchase agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

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

Our reverse repurchase borrowings bear short-term (one year or less) fixed interest rates indexed to LIBOR plus a spread of 40 to 200 basis points depending on the credit of the related mortgage assets. Generally, the borrowing agreements require us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require us to pledge additional collateral to the loan, to repay a portion of the borrowings or to sell assets to reduce the borrowings. However, through our Capital Allocation Guidelines (discussed below), we maintain cash and liquidity requirements to attempt to mitigate this risk.

Capital Allocation Guidelines (CAG)

We have adopted capital allocation guidelines, which we refer to as CAG, to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of our Board of Directors. The CAG are intended to keep our leverage balanced by:

•	matching the amount of leverage to the riskiness (return and liquidity) of each investment; and

•	monitoring the credit and prepayment performance of each investment to adjust the required capital.

This analysis takes into account our various hedging and other risk-containment programs discussed below.

Lenders generally require us to deduct a minimum fixed percentage, known as a haircut, from the mortgage asset to determine the value of the asset for lending purposes pursuant to our reverse repurchase agreements. There is some variation in haircut levels among lenders from time to time. From the lender’s perspective, the haircut is a cushion to provide additional protection if the value of or cash flow from an asset pool declines. The size of the haircut depends on the liquidity and price volatility of each investment. Agency-issued securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. Alternatively, securities rated below “AAA” and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency-issued securities, which results in a lender requiring a larger haircut (typically between 5% and 50%, depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for residential whole loan pools will generally range between 5% and 20% depending on the documentation and delinquency characteristics of the pool. Certain whole loan pools may have haircuts which may be negotiated with lenders in excess of 20% due to other attributes of the pool, including delinquencies, aging and liens.

Quarterly Valuation Activity

Each quarter, for financial management and accounting purposes, we undertake a valuation activity known as “mark to market.” This process consists of (1) valuing our investments acquired in the secondary market, and (2) valuing our non-security investments, such as retained interests in securitizations. To value our investments acquired in the secondary market, we obtain market quotes from traders who make markets in securities similar in nature to our investments. We calculate the market values of our retained interests in securitizations using market assumptions for losses, prepayments and discount rates and market yields for similar investments.

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

Periodically, management reviews and presents to our Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and our ability to predict or hedge the risk of the investments.

As a result of these procedures, the leverage of the balance sheet will change with the performance of our investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to help maintain the maximum acceptable leverage while protecting our capital base. However, our CAG may not successfully achieve these goals.

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

Credit Risk Management

We attempt to reduce credit risk by:

•	reviewing each subordinate MBS prior to purchase to ensure that it meets our guidelines;

•	employing early intervention, aggressive collection and loss mitigation techniques;

•	maintaining appropriate capital and reserve levels; and

•	obtaining representations and warranties, to the extent possible, from originators and issuers of securities.

We do not set specific geographic diversification requirements, although we do monitor the geographic dispersion of the mortgage loans that we hold or that collateralize the MBS that we own and make decisions on a portfolio-by-portfolio basis about adding to specific concentrations. Concentration in any one geographic area will increase our exposure to the economic and natural hazard risks associated with that area.

In the past, we invested directly in mortgage loans on our own behalf. We generally purchased single-family mortgage loans in bulk pools of $2 million to $100 million. The credit underwriting process varied depending on the pool characteristics, including seasoning, loan-to-value ratios and payment histories. For a new pool of single-family mortgage loans, a full due diligence review was undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation was obtained. The bulk of the work was performed by employees in the due diligence operations of HCP. Depending on market conditions, we might decide to undertake this business activity again in the future.

Prepayment Risk Management

Our senior management monitors prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

To the extent that we experience rapid prepayments on the collateral underlying our subordinate MBS, our subordinate MBS grows as a percentage of the collateral pool, thereby increasing its market value.

Interest Rate Risk Management

Interest rate risk management varies depending on the asset class. In general, we attempt to minimize the effect of rising rates through the use forward sales of MBS, interest rate caps and match funding.

Subordinate MBS — Our subordinate MBS portfolio consists of both fixed rate and Hybrid ARM securities. The Hybrid ARM securities have a fixed rate for a period of between 3 to 10 years and then adjust on a periodic basis to a spread above either LIBOR or a U.S. Treasury rate. Rising interest rates may both decrease the market value of the subordinate MBS and increase the cost of repurchase financing. We manage the risk of rising interest rates through the purchase of long term, out of the money LIBOR interest rate caps. Increases in LIBOR will decrease our net interest spread until LIBOR reaches the cap strike rate. Once LIBOR is at or above the cap rate, the cap will pay us on a monthly basis the difference between the current LIBOR rate and the cap strike rate. We currently own a $20 million cap on one month LIBOR with a 6% strike rate and expiration date of November 2008. The amount of the LIBOR cap is determined via analysis of current and projected financing amounts.

A rise in interest rates may also decrease the market value of the subordinate MBS and thereby cause financing firms to require additional collateral; the risk of our having to meet additional collateral requirements is known as margin risk. Margin risk is managed via our liquidity policy whereby 50% of the financed amount must be held in cash or cash equivalents and by the use of LIBOR caps. A rise in interest rates will generally result in an appreciation in the value of the LIBOR caps, although there is no assurance that the change in the value of the LIBOR caps will equal the change in the value of the subordinate MBS. Additionally, because we have elected to treat the LIBOR caps as freestanding derivatives, the changes in the value of the LIBOR cap must flow through the income statement. This may cause a mismatch in our accounting results as the change in value of the LIBOR cap will be reflected in our income statement while changes in the value of the asset may be reflected as a separate component of stockholders’ equity to the extent such subordinate MBS have been classified as available for sale securities.

CMO Collateral — Hanover has two outstanding CMOs, 1999-A and 1999-B, and a securitization 2000-A that is collateralized by certificates from 1999-A and 1999-B.

In the 1999-A CMO, the mortgage loan collateral is match funded for both maturity and coupon rate via the issuance of term CMO debt with Hanover retaining only the subordinate certificates. The 1999-A subordinate certificate balances totaled approximately $5.1 million as of December 31, 2003.

In the 1999-B CMO, the mortgage loan collateral is match funded on a maturity basis with LIBOR indexed floating rate CMO debt with Hanover retaining only the subordinate certificates. The 1999-B subordinate certificate balances totaled approximately $3.8 million as of December 31, 2003. The mortgage loan collateral for 1999-B is a mixture of both fixed rate and adjustable rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread Hanover owns a cap on one month LIBOR with a strike rate of 5% and maturity date of October 2006. The notional amount of the cap is $27 million until October 2004, $23.5 million until October 2005 and $20 million until October 2006. Additionally, because we have elected to treat the LIBOR caps as freestanding derivatives, the changes in the value of the LIBOR cap must flow through the income statement. This may cause a mismatch in our accounting results as the change in value in the hedges will be reflected in the income statement in the current period while changes in the asset value are only reflected in the income statement to the extent their market value declines below their cost.

The retained subordinate certificates from 1999-A and 1999-B constitute the collateral for 2000-A. The 2000-A securitization consists of two groups of certificates, one group backed by fixed rate certificates (Group 1) and the other group backed by variable rate certificates (Group 2). For each group, the 2000-A bonds match the maturity of the underlying certificates but have a floating rate coupon indexed to one month LIBOR. As of December 31, 2003, Hanover retained approximately $1.0 million of Group 1 2000-A subordinate certificate balances and approximately $5.5 million of Group 2 2000-A subordinate certificate balances.

Agency MBS — As of December 31, 2003 we owned approximately $38 million of Fannie Mae whole pool fixed rate MBS. These Agency whole pool MBS are financed by one month repurchase agreements and a liquidity reserve equal to 10% of the financed amount is maintained. To protect against potential losses due to rises in interest rates, we have entered into forward commitments to sell a similar amount of to be announced, which we refer to as TBA, Fannie Mae MBS with the same coupon interest rates as our whole pools.

Costs and Limitations — We believe that we have implemented a cost-effective hedging policy to provide an adequate level of protection against interest rate risks. However, maintaining an effective hedging strategy is complex, and no hedging strategy can completely insulate us from interest rate risks. Moreover, certain REIT rules may limit our ability to fully hedge our interest rate risks. We monitor carefully, and may have to limit, hedging strategies to assure that we do not violate REIT rules, which could result in disqualification and/or payment of penalties.

In addition, hedging involves transaction and other costs, which can increase dramatically as the period covered by the hedge increases and also can increase in periods of rising and fluctuating interest rates. Therefore, we may be prevented from effectively hedging interest rate risks without significantly reducing our return on equity.

Regulation

HCS is a registered broker/ dealer with the Securities and Exchange Commission. During 2002, Pamex Securities, LLC, a wholly-owned subsidiary of HT, withdrew from the Securities and Exchange Commission as a registered broker/ dealer.

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

Employees

As of December 31, 2003, we had 56 full-time employees. We also utilize the services of subcontractors for our due diligence and consulting operations. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements.

Trademarks

HCP owns two trademarks that have been registered with the United States Patent and Trademark Office, both of which are in the process of being renewed. HT owns one registered trademark which expires in 2012 and has two trademarks pending with the United States Patent and Trademark Office. HT also filed a patent application in 2001 in connection with its trading Web site for which patent approval is pending.

Future Revisions in Policies and Strategies

Our Board of Directors has established Hanover’s investment and operating policies, which can be revised only with the approval of the Board of Directors, including a majority of the unaffiliated directors. Except as otherwise restricted, the Board of Directors may revise the policies without the consent of stockholders if the Board of Directors determines that the change is in the best interests of stockholders. Developments in the market which affect the policies and strategies mentioned herein or which change Hanover’s assessment of the market may cause the Board of Directors to revise Hanover’s policies and financing strategies.

Federal Income Tax Considerations

General

We have elected to be treated as a Real Estate Investment Trust, or REIT, for Federal income tax purposes, pursuant to the Code. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that Hanover does not qualify as a REIT in any year, it would be subject to Federal income tax as a domestic corporation and the amount of Hanover’s after-tax cash available for distribution to its shareholders would be reduced. Hanover believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in September 1997. Hanover intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect Hanover or its shareholders. Last year Congress enacted legislation that reduced the Federal tax rate on both qualified dividend income and long-term capital gains for individuals to 15% through 2008. Because REITs generally are not subject to corporate income tax, this reduced tax rate does not generally apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

1.	long-term capital gains recognized on the disposition of REIT shares;

2.	REIT capital gain distributions and a shareholder’s share of a REIT’s undistributed net capital gains (except, in either case, to the extent attributable to real estate depreciation, in which case such distributions will be subject to a 25% tax rate);

3.	REIT dividends attributable to dividends received by a REIT from non-REIT corporations, such as taxable REIT subsidiaries; and

4.	REIT dividends attributable to income that was subject to corporate income tax at the REIT level (e.g., to the extent that a REIT distributes less than 100% of its taxable income).

These reduced rates could cause shares in non-REIT corporations to be a relatively more attractive investment to individual investors than shares in REITs. The legislation also could have an adverse effect on the market price of Hanover’s securities.

Requirements for Qualification as a REIT

To qualify for income tax treatment as a REIT under the Code, Hanover must meet certain tests which are described briefly below.

Ownership of Common Stock

For all taxable years after its first taxable year, Hanover’s shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of Hanover’s capital stock may be owned directly or indirectly by five or fewer individuals, taking into account complex attribution of ownership rules. Hanover is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a certain level of its shares regarding their ownership of shares. Hanover must keep a list of those shareholders who fail to reply to such a demand. Hanover is required to use (and does use) the calendar year as its taxable year for income tax reporting purposes.

Nature of Assets

On the last day of each calendar quarter, Hanover must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Hanover’s assets must consist of real estate mortgage loans, certain interests in real estate mortgage loans, real estate, certain interests in real estate, shares (or transferable certificates of beneficial interest) in another REIT, government securities, cash and cash items (the foregoing, “Qualified REIT Assets”). Hanover expects that substantially all of its assets will continue to be Qualified

REIT Assets. Second, not more than 25% of Hanover’s assets may consist of securities that are not Qualified REIT Assets. Third, except as noted below, investments in securities that are not Qualified REIT Assets are further limited as follows: (i) not more than 20% of the value of Hanover’s total assets can be represented by securities of one or more Taxable REIT Subsidiaries (as defined below), (ii) the value of any one issuer’s securities may not exceed 5% by value of Hanover’s total assets, (iii) Hanover may not own securities possessing more than 10% of the total voting power of any one issuer’s outstanding voting securities, and (iv) Hanover may not own securities having a value of more than 10% of the total value of any one issuer’s outstanding securities. Clauses (ii), (iii) and (iv) of the third asset test do not apply to securities of a Taxable REIT Subsidiary. A “Taxable REIT Subsidiary” is any corporation in which a REIT owns stock, directly or indirectly, if the REIT and such corporation jointly elect to treat such corporation as a Taxable REIT Subsidiary. The amount of debt and rental payments from a Taxable REIT Subsidiary to a REIT are limited to ensure that a Taxable REIT Subsidiary is subject to an appropriate level of corporate tax.

Pursuant to its compliance guidelines, Hanover intends to monitor closely the purchase and holding of its assets in order to comply with the above asset tests.

Sources of Income

Hanover must meet the following two separate income-based tests each year:

1. 75% INCOME TEST. At least 75% of Hanover’s gross income for the taxable year must be derived from certain real estate sources including interest on obligations secured by mortgages on real property or interests in real property. Certain temporary investment income will also qualify under the 75% income test. The investments that Hanover has made and expects to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. 95% INCOME TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of Hanover’s gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. Hanover intends to limit substantially all of the assets that it acquires to assets that can be expected to produce income that qualifies under the 75% Income Test. Hanover’s policy to maintain REIT status may limit the types of assets, including hedging contracts and other securities, that Hanover otherwise might acquire.

Distributions

Hanover must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 90% of its taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain “excess noncash income.” Hanover intends to make distributions to its shareholders in sufficient amounts to meet this 90% distribution requirement.

If it fails to distribute to its shareholders with respect to each calendar year at least the sum of (i) 85% of its REIT ordinary income of the year, (ii) 95% of its REIT capital gain net income for the year, and (iii) any undistributed taxable income from prior years, Hanover will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

State Income Taxation

Hanover files corporate income tax returns in various states. These states treat the income of a REIT in a similar manner as for Federal income tax purposes. Certain state income tax laws with respect to REITs are not necessarily the same as Federal law. Thus, differences in state income taxation as compared to Federal income taxation may exist in the future.

Taxation of Hanover’s Shareholders

For any taxable year in which Hanover is treated as a REIT for Federal income tax purposes, amounts distributed by Hanover to its shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for Federal income tax purposes unless properly designated by Hanover as capital gain dividends. Dividends declared during the last quarter of a calendar year and actually paid during January of the immediately following calender year are generally treated as if received by the shareholders on December 31 of the calendar year during which they were declared. Hanover’s dividend distributions will not generally be qualified dividend income eligible for the 15% maximum rate applicable to such income received by individuals during the period 2003 through 2008. Hanover’s distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of Hanover’s net operating losses or capital losses. If Hanover designates one or more dividends, or parts thereof, as a capital gain dividend in a written notice to the shareholders, the shareholders shall treat as long-term capital gain the lesser of (i) the aggregate amount so designated for the taxable year or (ii) Hanover’s net capital gain for the taxable year. Each shareholder will include in his long-term capital gains for the taxable year such amount of Hanover’s undistributed as well as distributed net capital gain, if any, for the taxable year as is designated by Hanover in a written notice. Hanover will be subject to a corporate level tax on such undistributed gain and the shareholder will be deemed to have paid as an income tax for the taxable year his distributive share of the tax paid by Hanover on the undistributed gain.

Any loss on the sale or exchange of shares of Hanover’s common stock held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (or undistributed capital gain included) with respect to the common stock held by such shareholder.

If Hanover makes distributions to its shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of Hanover’s shares. Hanover will withhold 30% of dividend distributions to shareholders that Hanover knows to be foreign persons unless the shareholder provides Hanover with a properly completed IRS form claiming a reduced withholding rate under an applicable income tax treaty.

In general, dividend income that a tax-exempt entity receives from Hanover should not constitute unrelated business or trade income, or UBTI, as defined in Section 512 of the Code. If, however, Hanover realizes excess inclusion income and allocates it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as UBTI under Section 512 of the Code. If the stockholder is foreign, then it would be subject to Federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. Excess inclusion income would be generated if Hanover were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on the mortgage-related assets securing those debt obligations. Hanover’s borrowing arrangements are generally structured in a manner designed to avoid generating significant amounts of excess inclusion income. Hanover does, however, enter into various reverse repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities upon default. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of Hanover common stock, may be required to treat a portion or all of the dividends they may receive from Hanover as UBTI. Hanover believes that its shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act (“ERISA”) for Qualified Plans. However, in the future, Hanover may hold REMIC residual interests that would be treated as UBTI for pension plans and other tax exempt entities.

An error was made in the computation of the tax components of Hanover’s distributions to its shareholders for each of the years ended 2001, 2002 and 2003. The error related to the computation of Hanover’s tax earnings and profits for those years and had the effect of overstating the return of capital component of Hanover’s distributions and correspondingly understating the dividend component. In order to address the error in these calculations, for 2003, Hanover has prepared corrected Forms 1099-DIV and has distributed those corrected Forms 1099-DIV to its shareholders. With respect to tax years 2001 and 2002, Hanover is in the process of preparing corrected Forms 1099-DIV and will provide those to its 2001 and 2002 shareholders once they are completed. As a result of this error, the IRS may assess penalties against us for delivering inaccurate Forms 1099-DIV, ranging from $50 to $100 for each incorrect Form 1099-DIV sent to shareholders. However, the IRS may waive any penalty upon a showing by the Company that the error was due to reasonable cause and not willful neglect. By acting within a reasonable period of time to remedy any inaccuracies on the Forms 1099-DIV, the Company expects to demonstrate such reasonable cause. The imposition by the IRS of penalties to which the inaccurate Forms 1099-DIV may be subject could adversely affect the results of operations.

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

Our operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below (dollars in thousands):

		Office	Current
		Space	Annual	Expiration
Location	Segment	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	HanoverTrade, Inc. and Hanover Capital Mortgage Holdings, Inc.	8,600	$216,000	September 2005	Executive, Administration, Accounting, Marketing, Investment Operations, Mortgage Loan Servicing

Edison, New Jersey	Hanover Capital Partners Ltd.	12,267	205,472	November 2008	Administration, Due Diligence Operations, Assignment Operations

New York, New York	Hanover Capital Mortgage Holdings, Inc.	1,000	40,627	September 2007	Executive, Administration, Investment Operations

Jacksonville, Florida	HanoverTrade, Inc.	470	18,540	November 2004	Technology Support

St. Paul, Minnesota	Hanover Capital Partners Ltd.	168	6,480	Month to Month	Marketing

Chicago, Illinois	HanoverTrade, Inc.	423	3,173	January 2009	Marketing

Total		22,928	$490,292

We believe that these facilities are adequate for our foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates are available, if necessary. During the normal course of our business, additional facilities may be required to accommodate growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management and our legal counsel, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON OUR COMMON STOCK

Our common stock trades on the American Stock Exchange under the symbol “HCM.” As of April 6, 2004, there were 71 record holders, and approximately 7,703 beneficial owners, of our common stock.

The following tables set forth, for the periods indicated, the high and low sales prices for our common stock as reported by the American Stock Exchange:

	2003		2002

	High	Low	High	Low

1st Quarter	$8.10	$6.80	$8.75	$7.10
2nd Quarter	13.95	7.62	10.25	8.05
3rd Quarter	13.90	9.72	8.65	6.70
4th Quarter	13.27	10.51	7.75	5.95

The following table lists the cash dividends we declared on each share of our common stock based on our earnings for the periods indicated:

	Cash Dividends
	Declared Per Share

2003
Special dividend	$0.40	(1)
Fourth Quarter ended December 31, 2003	0.30
Third Quarter ended September 30, 2003	0.30
Second Quarter ended June 30, 2003	0.30
First Quarter ended March 31, 2003	0.30
2002
Special dividend	$0.15	(2)
Fourth Quarter ended December 31, 2002	0.25
Third Quarter ended September 30, 2002	0.25
Second Quarter ended June 30, 2002	0.25
First Quarter ended March 31, 2002	0.25

(1)	In respect of 2003 earnings, and declared, paid and taxable in the first quarter of 2004.

(2)	In respect of 2002 earnings, and declared, paid and taxable in the first quarter of 2003.

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

Information about our equity compensation plans required by this Item is set forth in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

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

The following selected financial data are derived from our audited consolidated financial statements for the year ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K (dollars in thousands, except per share data):

Statement Of Operations Highlights

	Years Ended December 31,

	2003	2002	2001	2000	1999

Net interest income	$6,365	$6,092	$6,269	$6,663	$4,408
Loan loss provision	(53)	(92)	(135)	(179)	(152)
Gain (loss) on sale and mark to market of mortgage assets	8,654	3,161	3,959	554	(4,440)
Loan brokering, due diligence fees and other	15,951	6,594	(28)	—	(1,685)
Provision for loss on equity method investee	—	—	—	—	(4,793)

Total revenue (loss)	30,917	15,755	10,065	7,038	(6,662)
Expenses	22,434	11,473	3,696	3,136	4,191

Operating income (loss)	8,483	4,282	6,369	3,902	(10,853)

Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	112	43	455	(443)
HanoverTrade, Inc.	—	655	(3,263)	(1,495)	(31)
HDMF-I LLC	1	157	(35)	—	—
Hanover Capital Partners 2, Inc.	—	(19)	—	—	(1,300)

	1	905	(3,255)	(1,040)	(1,774)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	8,484	5,187	3,114	2,862	(12,627)
Income tax provision	444	49	—	—	—

Income (loss) before cumulative effect of change in accounting principle	8,040	5,138	3,114	2,862	(12,627)
Cumulative effect of change in accounting principle	—	—	46	—	—

Net income (loss)	$8,040	$5,138	$3,160	$2,862	$(12,627)

Basic earnings (loss) per share	$1.38	$1.16	$0.74	$0.56	$(2.12)

Diluted earnings (loss) per share	$1.35	$1.15	$0.73	$0.56	$(2.12)

Dividends declared per share	$1.35	$1.00	$0.80	$0.66	$0.50

Balance Sheet Highlights

	December 31,

	2003	2002	2001	2000	1999

Mortgage loans	$58,985	$103,164	$154,273	$212,247	$270,084
Mortgage securities	81,564	23,903	51,183	35,723	62,686
Cash and cash equivalents	32,588	10,605	8,946	9,958	18,022
Other assets (1)	15,854	16,449	13,355	12,931	13,092

Total assets	$188,991	$154,121	$227,757	$270,859	$363,884

Reverse repurchase agreements	$55,400	$6,283	$33,338	$14,760	$55,722
CMO borrowing	52,164	102,589	151,096	210,374	254,963
Other liabilities	6,608	3,935	3,532	3,451	4,443

Total liabilities	114,172	112,807	187,966	228,585	315,128
Stockholders’ equity (1)	74,819	41,314	39,791	42,274	48,756

Total liabilities and stockholders’ equity	$188,991	$154,121	$227,757	$270,859	$363,884

Number of common shares outstanding	8,192,903	4,474,222	4,275,676	4,322,944	5,826,899

Book value per common share	$9.13	$9.23	$9.31	$9.78	$8.37

(1)	As restated, See Note 21 to consolidated financial statements included in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Related to Forward-Looking Statements and Associated Risks

The following section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “assumes,” “will,” or other similar expressions; and also including, without limitation, the following: our business strategy; market trends and risks; statements regarding our continuing ability to target, price and acquire MBS or mortgage loans; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; our decision to invest in higher-risk subordinated tranches; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade and their need for additional capital; continuing availability of reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; the adequacy of our leased office space; our ability to locate additional funds for HDMF-I; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information-systems technology; potential declines in our ability to locate and acquire desirable mortgage assets; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors,” and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a specialty finance company organized in June 1997 as a REIT. As of December 31, 2003, we had two principal consolidated subsidiaries, HCP and HT.

Hanover’s principal business strategy is to invest in subordinate mortgage-backed securities, which we refer to as MBS, and, to a lesser extent, mortgage loans and to earn net interest income on these investments. HCP’s principal business strategy is to generate consulting and other non-interest income by performing loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT’s principal business strategy is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. In addition, Hanover has an equity interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

Hanover operates as a tax-advantaged REIT and is generally not subject to Federal and state income tax to the extent that it distributes its taxable earnings to its stockholders and maintains its qualification as a REIT. Hanover’s taxable affiliates, however, are subject to Federal and state income tax.

Subordinate MBS

Our primary source of net revenue generation is our subordinate MBS portfolio. The performance of our portfolio is impacted by both by the level and movement in interest rates, and by the credit performance of the loans backing the securities.

Interest Rate Influence on the Portfolio

Our portfolio benefited from the relatively low level of interest rates in 2003 in two ways. First, lower interest rates were a primary cause of generally higher prepayment rates on the mortgage loans underlying MBS. Prepayments of the loans that back the subordinate MBS result in a de-leveraging of the credit position of the subordinate bonds. This is due to the fact that in general, prepayments in the early life of a security go to pay down the most senior bonds in the structure. As long as the credit level of the remaining loans remains relatively the same as before the pay downs, the subordinate bonds support less senior bonds, and thus have been de-levered. These de-levered bonds will have a higher value in the market due to this de-levering. In 2003, we sold several of our subordinate MBS in conducting our normal credit valuation and structuring of our portfolio. The bonds in total generated significant gains on sale in 2003.

To the extent that interest rates in general increase in 2004 the amount of any potential gains will decrease as a result of the increased rates, which would normally lead to slower prepayments and thus less de-levering of the subordinate bonds.

The second impact of lower rates is the increased interest margin earned on our portfolio of subordinate bonds when leveraged with short-term borrowings. To the extent that short-term rates increase in 2004 and the interest rate on the subordinate bonds remain constant, the net interest margin would decrease in 2004. The amount of the decrease in net interest margin will be mitigated to some extent, and capped as to amount, due to the hedging position held in the form of interest rate caps. These caps limit the increase in cost due to short-term interest rate increases by paying us when rates exceed the strike rate on the interest rate cap.

A third impact of lower rates and higher pre-payments is the availability of new subordinate bonds for purchase in the market. In 2003, due to a record high level of residential mortgage activity, there was an ample supply of new subordinate bonds in the market. While increasing rates and the resulting slower pre-payments will slow the production on new subordinate bonds, we feel there will be enough supply to meet our needs in the market.

Credit Performance

The subordinate bonds also benefited from low levels of credit loss in 2003. This was due both to the low level of delinquencies and losses in the general residential mortgage market as well as from our active credit management of our portfolio. To the extent that credit losses on the subordinate bonds increase in 2004, the performance of the bonds will decrease. The mortgages that back the subordinate MBS are of prime quality based on several attributes of the mortgages such as the credit score of the borrower, the loan to value ratio of the loans, the lien position of the loans, the purpose of the mortgage and the size of the loans. The generally strong housing market that showed continued increases in housing prices, combined with the credit quality of the loans underlying the subordinate MBS, led to the low rate of credit losses on our portfolio. To the extent that the housing markets have a lower rate of increase or a decrease in housing prices, it would be expected that in general there will be a higher level of credit losses on mortgage loans. This will be offset somewhat in the subordinate MBS portfolio due to both our active credit management and due to the prime quality of the loans underlying the subordinate MBS.

Mortgages Held As Collateral for CMOs

Mortgages held as collateral for CMOs declined significantly in 2003 in size as a result of high pre-payments on the loans and as a result of calling two of the securities: 1998-A and 1998-B. The calling of the two securities also generated a significant gain as the mortgages obtained from calling the securities were sold at a profit. These loans generated a profit due to the fact that the loans obtained had higher interest rates than the market at the time of sale thus generating a premium price for these loans in the sale. This price exceeded the value of the loans as carried on our books.

In 2004, the three remaining securities we created, 1999-A, 1999-B, and 2000-A may be eligible to be called depending upon the prepayment rates on the loans underlying these securities. Any gains generated from a call and subsequent sale of the loans will depend on the quality of the loans as well as the interest rates on the loans and prevailing market interest rates at the time of the sale.

The Company is also currently looking to create more assets of this type in 2004. To the extent that new issues of CMOs can be accomplished with returns and risks acceptable to the Company they will be done in 2004.

Agency MBS

We hold Agency MBS primarily to meet regulatory requirements to maintain a certain amount of whole pool mortgage loans on our balance sheet. Agency MBS are an alternative to holding either whole loans (not securitized) or Mortgages held as Collateral for CMOs. The policy for holding Agency MBS for these requirements is to hedge the risk of ownership as much as possible. In general we will sell forward (or short) an equal amount of Agency MBS to protect our asset position against price movements. In 2003 we held Agency MBS to meet these requirements.

In 2004, we expect to issue one or more CMO securitizations that will meet the requirements now filled by the Agency MBS. The size of the Agency MBS portfolio held during 2004 will depend both on our overall size and our ability to issue CMOs.

Subsidiary Operating Results

We have two wholly owned operating subsidiaries, HCP and HT. These subsidiaries provide two functions for the Company. They provide operational support, technology, market contacts, and information to the Company, which are important to the successful investing activities of the Company. In addition these subsidiaries provide non-interest income to the Company from third party customers. In 2003 these subsidiaries contributed a significant amount in revenue to the Company. To the extent that the Company raises significant new equity capital (see below), the relative impact of the financial results of the subsidiaries will be reduced, while the company will still have the benefits that accrue to its investment operations.

Financing and Capital Activities

Financing

We used outside financing to support our balance sheet assets in 2003 as described below:

Subordinate MBS

We used reverse repurchase agreements (“Repos”) to leverage our subordinate MBS portfolio. This leverage is used to enhance the yield on the portfolio. We maintained a high level of liquidity against these borrowings in 2003 as required by our policies. We also purchase interest rate caps to partially protect against increases in our borrowing costs as rates increase. We expect to continue to follow these same policies in 2004.

CMO Borrowing

In 2003 the borrowing under the CMO securitizations was generally matched in term and tenor to the related asset on the balance sheet. Due to this matching we did not have a need to hold a liquidity reserve against these borrowings or to hedge these borrowings against changes in interest rates. To the extent that we issue CMOs in 2004, we will follow the same policies.

Agency MBS

We borrowed using Repos to support our Agency MBS position in 2003. A smaller percentage of the borrowings was held as liquidity with respect to this position as a result of the structure of the position and the hedge on the position. If rates were to change significantly or financing became hard to achieve, we have the ability to close out both sides of the transaction with little or no earnings impact. To the extent we hold Agency MBS in 2004, we will follow the same policies.

Capital Activities

We executed a secondary stock offering in 2003, raising a net of approximately $31,500,000. These new funds were primarily used to purchase subordinate MBS.

Administration

The Company, as part of its continued growth, added two key senior positions in 2003. A new function of Human Resources was created and staffed with the Head of that Department. This function had previously been spread over several employees in the Company. The Company also added a Senior Vice President to staff a new Operations Department. The functions in this new department had also previously been spread over several employees. In 2004 the Company plans to add a Planning, Budgeting and Reporting Department. These functions are currently accomplished by the Accounting Department.

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

Mortgage Securities — Our mortgage securities are designated as either available for sale, trading or held to maturity. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Mortgage securities designated as trading are reported at estimated fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings. Mortgage securities classified as held to maturity are carried at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. Because our assets are generally not traded on a national securities exchange or national automated quotation system and prices are therefore not readily ascertainable, complex cash flow modeling is performed in determining their estimated fair value. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. In using cash-flow analysis to determine fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. As a result, a high degree of judgment is required in estimating the assumptions used in the cash flow analysis. Assumptions are reviewed in light of market expectations adjusted for our experience. Such assumptions directly impact the fair values of our securities and their effective yields. To the extent that management’s assumptions do not reflect market expectations, the value of our portfolio may be adversely impacted.

Revenue Recognition — We recognize revenue from due diligence contracts in progress and long-term technology consulting contracts as they are earned. To calculate what percentage of the total revenue of a contract has been earned, management must make estimates. As the majority of these revenues relate to services performed, such estimates may include the amount of time spent by individuals in consideration of the aggregate amount of time required to complete the contract, the evaluation of both quantitative and qualitative criteria as agreed to and maintained in the contract and possibly regulations set forth by the government should the contract be with an agency of the Federal government.

HT recognizes revenues from loan brokering and advisory services when the transactions close and fund, at which time fees are earned. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded.

Results of Operations

In our description of financial results presented below, we use the term “CMO” to refer to collateralized mortgage obligations, in which financing is obtained in exchange for a pledge of mortgages, or pools of mortgages, as collateral. We use the term “MBS” to refer to mortgage-backed securities.

On July 1, 2002, Hanover acquired 100% of the outstanding capital stock of each of HT, HCP and Hanover Capital Partners 2, Inc., which we refer to as HCP-2. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of these entities. Prior to July 1, 2002, the financial results for these three entities appeared in our financial statements as a single line-item under “equity in income or loss of equity method investees.” Due to the stock purchase, for periods ending after June 30, 2002, Hanover’s financial statements are consolidated with the financial statements of those entities. This means that the financial results for these three entities, whether positive or negative, will appear throughout our financial statements as applicable, rather than in a single line-item. To assist you in evaluating the effect of the stock purchase on our financial results, our discussion below sometimes includes information regarding both “previously reported” and “pro forma” financial results. “Previously reported” financial results provide the reported results for the periods presented, which means that they do not give effect to the stock purchase for any periods prior to July 1, 2002. “Pro forma” unaudited financial results provide financial information for the periods shown as if the stock purchase of HT, HCP and HCP-2 had been completed as of January 1, 2001 for statement of income purposes. All future references to pro forma information relates to unaudited financial results that are presented for illustrative purposes only. Pro forma unaudited financial information is not necessarily indicative of the financial position or results of operations that would have been reported had the acquisition occurred on January 1, 2001, and these presentations do not necessarily indicate the future financial position or results of operations.

The following table presents the consolidated results of operations as previously reported for 2002 and 2001 and pro forma unaudited results for 2002 and 2001 (dollars in thousands):

		As Previously
		Reported — Years		Pro Forma — Years
	Year Ended	Ended December 31,		Ended December 31,
	December 31,
	2003	2002	2001	2002	2001

				(unaudited)
Net interest income	$6,365	$6,092	$6,269	$6,375	$5,871
Loan loss provision	(53)	(92)	(135)	(92)	(135)
Gain on sale of mortgage assets	9,483	1,794	3,208	1,794	3,208
Gain on mark to market of mortgage assets	(829)	1,367	751	1,237	695
Loan brokering and advisory services	3,312	2,686	—	6,831	3,521
Due diligence fees	6,852	2,891	—	4,971	5,083
Assignment fees	3,065	1,387	—	2,220	757
Technology	2,782	342	—	295	—
Other income (loss)	(60)	(712)	(28)	(694)	58

Total revenues	30,917	15,755	10,065	22,937	19,058
Expenses	22,434	11,473	3,696	17,805	15,987

Operating income	8,483	4,282	6,369	5,132	3,071
Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	112	43	—	—
HanoverTrade, Inc.	—	655	(3,263)	—	—
HDMF-I LLC	1	157	(35)	157	(35)
Hanover Capital Partners 2, Inc.	—	(19)	—	—	—

Income before income tax provision and cumulative effect of change in accounting principle	8,484	5,187	3,114	5,289	3,036
Income tax provision	444	49	—	127	64

Income before cumulative effect of change in accounting principle	8,040	5,138	3,114	5,162	2,972
Cumulative effect of change in accounting principle	—	—	46	—	46

Net income	$8,040	$5,138	$3,160	$5,162	$3,018

Basic earnings per share	$1.38	$1.16	$0.74	$1.17	$0.71

Diluted earnings per share	$1.35	$1.15	$0.73	$1.15	$0.70

Dividends declared per share	$1.35	$1.00	$0.80	$1.00	$0.80

Net Income, Diluted Earnings Per Share and Total Revenue

We recorded net income of approximately $8,040,000 or $1.35 per share based on 5,943,962 weighted average shares of common stock outstanding for 2003 compared to net income of $5,138,000 or $1.15 per share based on 4,480,744 weighted average common shares outstanding for 2002, and net income of $3,160,000 or $0.73 per share based on 4,310,632 weighted shares of common stock outstanding for 2001. Total revenue for 2003 was $30,917,000, compared to $15,755,000 previously reported for 2002 and $10,065,000 for 2001. On a pro forma basis, total revenue for the 2002 period was $22,937,000, while total revenue for the 2001 period was $19,058,000.

Net Interest Income

The following table reflects the average balances for each major category of our interest earning assets as well as our interest bearing liabilities with the corresponding effective yields and rates of interest as follows (dollars in thousands):

Interest Earning Assets and Related Liabilities

	Years Ended December 31,

	2003		2002		2001

	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Interest earning assets:
Mortgage loans	$431	15.77%	$1,206	16.75%	$231	8.10%
CMO collateral (1)	76,596	6.35%	136,512	7.14%	193,840	7.47%
Agency-issued MBS	24,940	4.70%	7,186	6.70%	15,401	7.98%
Subordinate MBS	25,585	15.82%	14,257	16.76%	14,676	20.26%

	127,552	7.96%	159,161	8.06%	224,148	8.34%

Interest bearing liabilities:
CMO borrowings	68,779	5.07%	124,971	5.57%	181,669	6.72%
Reverse repurchase borrowings on:
CMO collateral	1,481	2.84%	1,786	2.97%	2,536	7.16%
Agency-issued MBS	23,852	1.15%	6,410	3.32%	9,732	6.40%
Subordinate MBS	11,668	2.67%	6,127	3.42%	6,085	6.86%

	105,780	3.89%	139,294	5.34%	200,022	6.71%

Net interest earning assets	$21,772		$19,867		$24,126

Net interest spread		4.07%		2.72%		1.62%

Yield on net interest earning assets (2)		27.73%		27.09%		21.81%

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net interest earning assets is computed by dividing the applicable net interest income after loan loss provision by the average daily balance of net interest earning assets.

Mortgage loans held for sale have been a small component of our portfolio over the past three years. To the extent that a CMO securitization is in process this category could have a temporary increase in future periods. The CMO collateral has shown a rapid decline over the past periods as a result of high pre-payments and the calling of two of our securities. In the future, this asset will increase to the extent new CMOs are formed while the existing balances would be expected to decline due to pre-payments and future calls of existing securities. The Agency-issued MBS portfolio declined in 2002 from 2001 as a result of a change in strategy in trading these assets. The portfolio grew in 2003 over 2002 as the result of the need for whole pool assets on the balance sheet. Agency-issued MBS will increase or decrease in the future as a result of the need for whole pool assets.

The interest bearing liabilities, in general, increase or decrease as a result of changes in the related assets. This trend is expected to continue in the future.

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

Net Interest Income

	Years Ended December 31,

	2003		2002		2001

	Net	Loan	Net	Loan	Net	Loan
	Interest	Loss	Interest	Loss	Interest	Loss
	Income	Provision	Income	Provision	Income	Provision

Mortgage loans	$68	$—	$202	$—	$19	$—
CMO collateral	1,388	(53)	2,826	(92)	2,219	(135)
Agency-issued MBS	897	—	268	—	606	—
Subordinate MBS	3,735	—	2,179	—	2,556	—
Other	277	—	617	—	869	—

Total net interest income	$6,365	$(53)	$6,092	$(92)	$6,269	$(135)

Years Ended December 31, 2003 and 2002

Net interest income increased to $6,365,000, or $1.09 per share, for 2003 from $6,092,000, or $1.38 per share, as previously reported in 2002. The increase in net interest income of $273,000 was primarily due to:

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

Net interest income from Agency-issued MBS increased in 2003 because of increased investment activity in such MBS. Net interest income per share decreased in 2003 from 2002 primarily as a result of an increased number of shares outstanding due to our common stock offering in 2003.

Years Ended December 31, 2002 and 2001

Net interest income decreased to $6,092,000, or $1.38 per share, for 2002 from $6,269,000, or $1.47 per share, as previously reported in 2001. The decrease in net interest income of $177,000 was primarily due to:

•	the repayment of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the termination of Agency-issued MBS activity; and

•	the decrease in the average coupon rate of our purchased subordinate MBS portfolio, decrease in the interest earned from interest-only notes retained from our 1998-B securitization, and interest income earned from trading activity conducted by one of our subsidiaries in 2002; no such trading activity occurred in 2001.

The following tables provide details of net interest income by interest earning asset:

CMO Collateral

Net interest income generated from the CMO collateral is as follows (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Average asset balance	$76,596	$136,512	$193,840
Average CMO borrowing balance	68,780	124,971	181,669
Average reverse repurchase agreement borrowing balance	1,481	1,786	2,536

Net interest earning assets	6,335	9,755	9,635
Average leverage ratio	91.73%	92.85%	95.03%
Effective interest income rate	6.42%	7.21%	7.54%
Effective interest expense rate	5.07%	5.57%	6.72%
Effective interest expense rate — Repurchase agreements	2.89%	2.97%	7.16%

Net interest spread	1.39%	1.67%	0.81%
Interest income	$4,915	$9,841	$14,612
Interest expense	3,485	6,962	12,211
Interest expense — Repurchase agreements	42	53	182

Net interest income before loan loss provision	1,388	2,826	2,219
Loan loss provision	(53)	(92)	(135)

Net interest income after loan loss provision	$1,335	$2,734	$2,084

Yield on net interest earning assets after loan loss provision	21.07%	28.02%	21.63%

The asset balances and related financing liabilities were reduced as a result of pre-payments in both 2002 and 2003 and the calling of two of our securities in 2003. The yield on net interest earning assets after loan loss provision decreased in 2003 over 2002 as a result of the average interest rate paid on borrowings decreasing slower than the decrease in the effective income rate earned on the assets. The yield on net interest earning assets after loan loss provision increased in 2002 over 2001 as a result of the average interest rate paid on borrowings decreasing faster than the decrease in the effective income rate earned on the assets.

Agency-issued MBS

Net interest income generated from investments in Agency-issued MBS is as follows (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Average asset balance	$24,940	$7,186	$15,401
Average reverse repurchase agreement borrowing balance	23,852	6,410	9,732

Net interest earning assets	1,088	776	5,669
Average leverage ratio	95.64%	89.20%	63.19%
Effective interest income rate	4.70%	6.70%	7.98%
Effective interest expense rate	1.16%	3.32%	6.40%

Net interest spread	3.54%	3.38%	1.58%
Interest income	$1,172	$481	$1,229
Interest expense	275	213	623

Net interest income	$897	$268	$606

Yield on net interest earning assets	82.45%	34.56%	10.70%

The average balance increased in 2003 over 2002 as a result of a requirement for us to hold whole pool assets. The net interest spread increased in each period as a result of the interest rate on the liabilities decreasing faster than the decrease in the interest rate earned on the assets. The high rate of yield on net earning assets is the result of high leverage and a large net interest spread. This high net yield is offset by the expense of the economic hedging executed in conjunction with holding these assets. That expense is a part of other income in the accompanying consolidated statement of income as the economic hedges are classified as freestanding derivatives.

Subordinate MBS

Net interest income generated from subordinate MBS excluding securities pledged as collateral for CMOs is as follows (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Average asset balance	$25,585	$14,257	$14,676
Average reverse repurchase agreement borrowing balance	11,668	6,128	6,085

Net interest earning assets	13,917	8,129	8,591
Average leverage ratio	45.60%	42.98%	41.46%
Effective interest income rate	15.82%	16.76%	20.26%
Effective interest expense rate	2.67%	3.42%	6.86%

Net interest spread	13.15%	13.34%	13.40%
Interest income	$4,047	$2,389	$2,974
Interest expense	312	210	418

Net interest income	$3,735	$2,179	$2,556

Yield on net interest earning assets	26.84%	26.81%	29.75%

The subordinate MBS portfolio grew significantly in 2003 as a result of investing the proceeds of the secondary offering that was completed in August of 2003. It is expected that this portfolio will continue to grow in future periods. The net interest spread and the yield on net interest earning assets remained relatively constant over the periods as the decline in rates were similar on the assets and liabilities.

Other Interest Income

Interest income from non-mortgage assets is as follows (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Overnight investing	$173	$116	$257
Related party notes	95	501	612
Other	9	—	—

	$277	$617	$869

From time to time the Company invests its cash on hand in overnight investments. The decrease in other interest income from 2001 to 2002 was primarily due to the Company’s use of capital for its investment portfolio activities that resulted in only a small amount of cash available for overnight investing. The increase in 2003 from 2002 was primarily due to cash available for overnight investing from the Company’s common stock offering that had not yet been deployed.

Gain on Sale and Mark to Market of Mortgage Assets

Our 2003 results include a gain on sale of mortgage assets of $9,483,000 compared to $1,794,000 for 2002 and $3,208,000 for 2001. No adjustments were required on a pro forma basis because gain on sale of mortgage assets relates only to Hanover during these periods. We cannot assure you that we will be able to recognize gain on sale in the future.

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

When we classified mortgage assets as trading securities during 2003, 2002 and 2001, we recognized mark to market gains or losses through our Consolidated Statement of Income. Mortgage assets classified as available for sale are marked to market through other comprehensive income. We recognized mark to market gains on our purchased subordinate MBS portfolio classified as trading securities of $1,780,000 in 2002 and $792,000 in 2001. Market gains on our purchased subordinate portfolio are primarily subject to assumptions on the underlying mortgage loan portfolio including, but not limited to, prepayment speed assumptions, future loss assumptions and changes in the benchmark interest rate.

Other Revenue

Revenues for 2003 increased from the same period in 2002, on a pro forma basis, as follows:

•	Due diligence revenue increased to approximately $6,852,000 from approximately $4,971,000;

•	Assignment fees increased to approximately $3,065,000 from approximately $2,220,000;

•	Technology revenue increased to approximately $2,782,000 from approximately $295,000; and

•	Loan brokering and advisory services decreased to approximately $3,312,0000 from approximately $6,831,000.

Due diligence revenues increased primarily as a result of an overall increase in our number of clients served to 32 in 2003 from 28 in 2002, an increase of 4 clients. The increase in number of clients served was offset by a decrease in revenue from our largest clients, thus reducing concentration risk. For 2003, 56% of due diligence revenues was derived from 2 clients.

Assignment fees increased primarily as a result of one large assignment contract. This contract accounted for approximately 52% of the total assignment fees recognized for 2003. We cannot assure you that we will be able to generate assignment fees comparable to those recorded for 2003.

Technology revenue increased due to the growth in HT’s licensing of proprietary software and consulting services performed in connection with such licenses. Of the approximately $2,782,000 of technology revenue generated for 2003, 93% was derived from two clients. Minimal technology revenue was generated for 2002. We cannot assure you that we will be able to generate technology revenues comparable to those recorded for 2003.

Operating Expenses

Years Ended December 31, 2003 and 2002

Operating expenses for 2003 increased to approximately $22,434,000 from approximately $11,473,000 as previously reported for the same period in 2002 and approximately $17,805,000 on a pro forma basis in 2002. The increase in operating expenses, on a pro forma basis, was primarily due to:

•	an increase in personnel expenses of approximately $1,869,000;

•	an increase in general and administrative expenses of approximately $951,000;

•	an increase in subcontractor expense of approximately $1,380,000;

•	an increase in depreciation and amortization of approximately $255,000.

Personnel expenses increased primarily as a result of approximately $1,505,000 of compensation expense recorded in 2003 relating to the forgiveness of approximately $583,000 of outstanding loans to Principals and the issuance of 72,222 shares of Hanover’s common stock for which no comparable compensation expense was recorded in 2002.

During the third quarter of 2003 we received notice that a $300,000 note receivable would not be repaid due to the debtor’s inability to continue as a going concern. The note receivable was written-off as bad debt expense. In addition, bad debt expense for customer receivables of approximately $120,000 was incurred in 2003 for which no such expense was incurred in 2002. Equipment rental and maintenance increased approximately $91,000 in 2003 compared to 2002. An increase in royalty fees of approximately $159,000 was as a result of increased sales of HT’s technology for which an underlying royalty payment was due. In addition, we purchased information services for use in our investment activity for approximately $121,000 in 2003 for which no such expenditure was incurred during the comparable 2002 period. Bad debt expense, equipment rental and maintenance, royalty fees and information services are included in general and administrative expenses.

Subcontractor expenses increased primarily as a result of an increase in the number of due diligence projects and an increase in the overall use of subcontractors. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for 2003 as compared to the same period in 2002 where in-house personnel performed more projects.

Depreciation and amortization increased primarily due to three additional technology projects that resulted in the capitalization of software and a subsequent increase in year over comparable year amortization of approximately $241,000.

Years Ended December 31, 2002 and 2001

Operating expenses in 2002 were $11,473,000 compared to $3,696,000 in 2001, an increase of $7,777,000. Personnel expenses decreased to $680,000 in 2001 from $1,020,000 in 2000. Hanover billed personnel-related expenses totaling $345,000 to HT and $425,000 to HCP in 2001 compared to $369,000 and $136,000 in 2000. Legal and professional fees increased to $1,247,000 in 2001 from $555,000 in 2000 as a result of an increase in audit, tax and consulting fees due to an increased scope of services and, to a lesser extent, professional fees incurred as a result of our consideration of a corporate restructure. Financing fees declined to $246,000 in 2001 from $281,000 in 2000 reflecting reduced committed lines of credit and lower levels of activity.

Equity in Income (Loss) of Equity Method Investees

Years Ended December 31, 2003, 2002 and 2001

HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub-and non-performing one-to-four family residential whole loans. Since our initial investment in November 2001, we made investments in HDMF-I of approximately $9,621,000 and received distributions of approximately $7,659,000. For the years ended December 31, 2001, 2002 and 2003, we recognized equity in income (loss) of approximately ($35,000), $157,000 and $1,000, respectively. As of December 31, 2003, we had a total capital contribution commitment of $5,820,000. We intend to evaluate future participation in HDMF-I on a pool-by-pool basis.

Off-Balance Sheet Arrangements

As of December 31, 2003, we have two types of off-balance sheet arrangements, forward commitments to sell mortgage-backed securities and retained credit risk. We enter into forward commitments to sell securities in order to economically hedge on-balance sheet assets. As of December 31, 2003, we had recorded a liability of approximately $58,000 representing the fair value of our forward commitments. In addition, we retain the credit risk on approximately $8,925,000 of mortgage securities that we previously sold with recourse. Accordingly, we would be responsible for credit risk with respect to these securities.

Contractual Obligations

The following are our contractual obligations as of December 31, 2003:

					More
		Less than	1-3	3-5	than 5
	Total	1 Year	Years	Years	Years

Short-Term Debt	$55,400	$55,400	—	—	—
Long-Term Debt	52,164	—	—	—	52,164
Operating Leases	1,413	407	808	198	—
Employment Agreements	3,773	1,078	2,695	—	—

Long-Term Debt is reflected at its stated maturity date although principal paydowns received from the related mortgage loans held as collateral for CMOs will reduce the amount of debt outstanding.

Historical Trends

The table below highlights our historical quarterly trends and components of return on average equity for 2003, 2002 and 2001.

			Loan
		Gain on Sale	Brokering		Equity in
	Net	and Mark to	Due Diligence		Income
	Interest	Market of	Fees and	Operating	(Loss) of	Income Tax	Full year
For the	Income/	Mortgage	Other Income	Expenses/	Investees/	Provision	Return on
Year Ended	Equity	Assets/Equity	(Loss)/Equity	Equity	Equity	(Benefit)/Equity	Equity

December 31, 2003	10.35%	14.20%	26.17%	36.80%	0.00%	0.73%	13.19%
December 31, 2002	13.79%	7.27%	15.16%	26.38%	2.08%	0.11%	11.81%
December 31, 2001	14.53%	9.38%	0.04%	8.76%	(7.71%)	—	7.49%

Notes:

Average equity excludes unrealized loss on investments available for sale.

Prior to July 1, 2002, the financial results for HCP, HT and HCP-2 are included in equity in income/(loss) of equity method investees. For periods ending after June 30, 2002, these entities’ results are consolidated with Hanover’s and their results will appear throughout our financial statements as applicable, rather than in a single line-item.

Taxable Income

Our taxable income for the year ended December 31, 2003 is estimated at approximately $589,000. Taxable income differs from GAAP net income for the year ended December 31, 2003 due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 2003 (dollars in thousands):

GAAP net income	$8,040
GAAP gain on sale	(7,971)
Tax gain on sale	8,149
Utilization of capital loss carryforward	(8,149)
Income of subsidiaries not included in taxable income	716
Loan loss provision, net of realized losses	17
Tax amortization of net premiums on mortgages, CMO collateral and mortgage securities and interest accrual in excess of GAAP amortization and interest accrual	1,232
Deduction for tax for exercise of non-qualified stock options	(1,445)

Estimated taxable income	$589

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

Liquidity

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of December 31, 2003, we had one $10 million committed reverse repurchase line of credit with $4.6 million available and seven uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

We intend to access the capital markets in 2004 to raise additional capital. Any new capital raised will be used primarily to invest in subordinate MBS.

Capital Resources

We regularly invest our capital in MBS through Hanover, our primary investment vehicle. We have also invested a limited amount of Hanover’s capital in HT. From the inception of HT in May 1999 until December 31, 2002, Hanover advanced $7,396,000 in the form of loans, and $173,000 in the form of short-term advances, to HT. On July 1, 2002, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and HCP-2; for periods ending after June 30, 2002, Hanover’s financial statements will be consolidated with the financial statements of those entities.

Risk Factors

The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed below could be material to our results. If any of the risks discussed below actually occur, our business, operating results, prospects or financial condition could be harmed.

REIT Requirements

We believe that we currently qualify, and expect to continue to qualify, as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means we would be unable to deduct distributions made to stockholders in computing taxable income and would be subject to Federal and state income tax on our taxable income at regular corporate rates;

•	our tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Credit Risk

A portion of our investment portfolio consists of subordinate mortgage securities. Subordinate interests have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. Losses on the underlying mortgage loans may be significant to the owner of a subordinate interest because the investments are leveraged. For example, assume a REIT acquires a $10 million principal amount subordinate interest in a $100 million pool of mortgage loans that is subject to $90 million of senior mortgage-backed securities. If thereafter the $100 million pool of loans experiences $1 million of losses, all of such losses will be allocated to the owner of the subordinate interest. As a result, a 1% loss on the loans would translate into a 10% loss of principal and the related interest income for the owner of the subordinate interest. As of December 31, 2003 we held $43,682,000 of subordinate mortgage securities, pledged and not pledged. To the extent that we suffer losses on our subordinate interests which are greater than those we anticipated at the time of purchase, our business, financial condition and results of operations will be adversely affected.

As of December 31, 2003, we retain the aggregate credit risk on $28.7 billion of mortgage loans relating to (dollars in thousands):

	Principal	Carrying
	Balance	Value	Financing

Subordinate MBS	$86,609	$43,682	$17,068
Agency MBS	37,718	37,882	36,940
Collateral for CMOs	58,707	58,551	1,392
Mortgage Loans	550	434	—

Total	$183,584	$140,549	$55,400

The above carrying value of collateral for CMOs is our net invested equity in retained mortgage-backed bonds.

Geographic Concentration

We do not set specific geographic diversification requirements, although we do monitor the geographic dispersion of the mortgage loans that we hold or that collateralize the MBS that we own and make decisions on a portfolio-by-portfolio basis about adding to specific concentrations. Concentration in any one geographic area will increase our exposure to the economic and natural hazard risks associated with that area.

Negative Effects of Fluctuating Interest Rates

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income and value of our common stock in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from interests that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Availability of Mortgage Assets

The availability of mortgage assets that meet our criteria depends on, among other things, the size and level of activity in the real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, appreciation and decline in property values and the general regulatory and tax environment as it relates to mortgage lending. In addition, we expect to compete for these investments with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than we do. If we cannot obtain sufficient mortgage loans or mortgage securities that meet our criteria, at favorable yields, our business will be adversely affected.

Investment Company Act

We intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. Investment company regulations, if they were deemed applicable to us, would prevent us from conducting our business by, among other things, limiting our ability to use borrowings.

The Investment Company Act exempts entities that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the SEC’s current interpretation, in order to qualify for this exemption we must maintain at least 55% of our assets directly in qualifying real estate interests. However, mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underling mortgage loan and, thus, may not be counted towards our satisfaction of the 55% requirement. The SEC has taken the position that investments in the subordinated tranches of securitized loan pools do not constitute “qualifying real estate interests.” Our ownership of these mortgage-backed securities, therefore, is limited by the provisions of the Investment Company Act. In addition, competition may prevent us from acquiring assets that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying assets to maintain our exemption under the Investment Company Act. Furthermore, the SEC may interpret the exemption to require that a certain percentage of our income must be derived from qualifying real estate interests. If the SEC changes its position on the interpretation of the exemption, we could be required to sell assets under potentially adverse market conditions in order to meet the new requirements.

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

Available Credit

Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings or to refinance such borrowings with longer-term financings. If we are not able to renew or replace maturing borrowings, or obtain longer-term financing, we would have to sell some or all of our assets, possibly under adverse market conditions. In addition, the failure to renew or replace mature borrowings, or obtain longer-term financing, may require us to terminate economic hedge positions, which could result in future losses. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at disadvantageous prices with consequent losses, which may render us insolvent.

Our ability to meet our performance goals depends on our access to borrowed funds in sufficient amounts and on favorable terms. If we are not able to renew or replace maturing borrowings, we might have to sell some or all of our assets, possibly under adverse market conditions, terminate hedge positions, and/or pledge additional collateral to our existing lenders.

Recently Adopted Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 on January 1, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation; and therefore, the adoption of SFAS 148 impacts only the disclosures, not the financial results, of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 1, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46-R”). The Company has adopted FIN 46-R as the method used for evaluating whether or not VIEs must be consolidated as of December 31, 2003. The adoption of FIN 46-R did not have an impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any financial instruments that have characteristics of both liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We use certain derivative financial instruments as economic hedges of anticipated transactions relating to our mortgage loans and mortgage securities.

We enter into forward sales of mortgage securities issued by Federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the forward sale to coincide with the related sale or securitization transaction. As such economic hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such derivatives in earnings in the period of change.

As of December 31, 2003, we had three forward commitments to sell $37.8 million (par value) Agency mortgage-backed securities that had not yet settled. These forward commitments were entered into to economically hedge approximately $37.7 million principal balance of Agency MBS classified as trading. As of December 31, 2003, we recorded a liability of $58,000 representing the fair value of its three forward sales of Agency MBS. If interest rates decreased 300 basis points, our maximum projected loss exposure would be an additional liability of $1,151,000; conversely, if interest rates increased 300 basis points, our maximum projected gain would be $6,288,000 with respect to these three forward sales.

The primary risk associated with short-selling Agency MBS relates to changes in interest rates. Generally, as market interest rates increase, the market value of the economically hedged asset (fixed-rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency-issued security; this gain should offset a corresponding decline in the value of the economically hedged assets. Conversely, if interest rates decrease, the market value of the economically hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency-issued security; this loss should be offset by a corresponding gain in value of the economically hedged assets. To mitigate interest rate risk, an effective matching of Agency-issued securities with the economically hedged assets needs to be monitored closely. Senior management monitors the changes in weighted average duration and coupons of the economically hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency-issued securities.

We also enter into interest rate caps to manage our interest rate exposure on certain reverse repurchase financing and floating rate CMOs. Interest rate caps are designated as freestanding derivatives for accounting purposes and accordingly, changes in fair value are recognized in earnings in the period of change.

As of December 31, 2003, we had the following interest rate caps in effect (dollars in thousands):

Notional
Amount	Index	Strike %	Maturity Date	Accounting Designation

$15,000	1 Month LIBOR	7.75%	August 2004	Freestanding Derivative
27,500	1 Month LIBOR	5.00%	October 2006	Freestanding Derivative
20,000	1 Month LIBOR	6.00%	November 2008	Freestanding Derivative

$62,500

The primary risk associated with interest rate caps relates to interest rate increases. The interest rate caps provide an economic hedge of our cost of funds for interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. As of December 31, 2003 and 2002, the fair value of our interest rate caps was approximately $443,000 and $1,000, respectively, which is also the maximum potential loss exposure due to unfavorable market movements.

Interest Rate Sensitivity

Interest Rate Mismatch Risk — Reverse Repurchase Financing

Our operating results will depend in part on differences between the income from our assets (net of credit losses) and our borrowing costs. We intend to fund the origination and acquisition of a portion of our assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. We anticipate that, in many cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Increases in these rates will tend to decrease our net income and market value of our mortgage assets. We will incur operating losses if interest rate fluctuations result in our interest expense exceeding interest income. As of December 31, 2003, we had a total of $54,008,000 of floating-rate reverse repurchase agreement financing compared to approximately $67,689,000 of fixed-rate and Hybrid ARM MBS pledged as collateral. As of December 31, 2003, we had $62,500,000 notional amount of interest rate caps with a strike rate range of 5.00%-7.75% to partially offset the effect of rising interest rates. There would be a reduction in the net interest margin for the increase in rates up to the strike interest rate of the cap.

As of December 31, 2003, we owned approximately $434,000 of mortgage loans held for sale. In the future, if we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans. Our reverse repurchase agreement financing as of December 31, 2003 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 days. Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to economically hedge these changes through the short sale of mortgage securities, described above. As of December 31, 2003, we did not have any significant mortgage loans held for sale. We attempt to mitigate price risk related to our mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect approximately $34,683,000 of fixed-rate mortgage loans and approximately $23,868,000 of adjustable-rate mortgage loans as of December 31, 2003. The primary financing for this asset category is the CMO debt of $52,164,000 and reverse repurchase agreements of $2,062,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A, 1999-B and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of an interest rate cap. We own an interest rate cap with a notional balance of $27 million until October 2004, $23.5 million until October 2005 and $20 million until October 2006.

Mortgage Securities

As of December 31, 2003, we owned certain fixed-rate and adjustable-rate subordinate MBS with an aggregate carrying value of $43,682,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. Net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

The coupon interest rates on the adjustable-rate mortgage securities would be affected by changes in interest rates that would directly affect the amount of interest income we recognize in earnings. However, increases or decreases in the interest rates on the mortgage loans underlying our subordinate MBS may be limited to either 1% or 2% per adjustment period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Independent Auditors’ Report thereon begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 23, 2004, with respect to such matters.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings except as described in subsection (b) below. However, we cannot assure you that our controls and procedures can prevent or detect all errors and fraud. In addition, since any system of controls is based in part upon assumptions regarding future events, we cannot assure you that the design of our controls will be successful in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Certain weaknesses in areas of our internal controls and procedures have been identified by our Independent Auditors. We have taken several steps to address these concerns and continue to enhance and improve our internal controls and procedures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, principal financial and accounting officers and controller or persons performing similar functions. This Code of Ethics for Principal Executive and Senior Financial Officers is publicly available on our website at www.hanovercapitalholdings.com. If we make substantive amendments to this Code of Ethics for Principal Executive and Senior Financial Officers or grant any waiver, including any implicit waiver, we intend to disclose these events on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

On November 17, 2003, we furnished on Form 8-K a press release relating to our financial performance for the third quarter 2003 and other matters.

On February 23, 2004, we filed on Form 8-K notification that our certifying accountant advised us that they will not stand for reelection as our independent auditors following the completion of their audit of our December 31, 2003 financial statements.

On February 24, 2004, we furnished on Form 8-K a press release relating to our financial performance for the fourth quarter 2003 and other matters.

On March 15, 2004, we filed on Form 8-K notification that an error was made in the computation of the tax components of our distributions for each of the years ended December 31, 2001, 2002 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and the capacities indicated on April 15, 2004.

Signature	Title

/s/ JOHN A. BURCHETT John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ IRMA N. TAVARES Irma N. Tavares	Senior Managing Director and a Director

/s/ JOYCE S. MIZERAK Joyce S. Mizerak	Senior Managing Director, Secretary and a Director

/s/ GEORGE J. OSTENDORF George J. Ostendorf	Senior Managing Director and a Director

/s/ JOHN A. CLYMER John A. Clymer	Director

/s/ JOSEPH J. FREEMAN Joseph J. Freeman	Director

/s/ JAMES F. STONE James F. Stone	Director

/s/ SAIYID T. NAQVI Saiyid T. Naqvi	Director

/s/ JOHN N. REES John N. Rees	Director

/s/ DOUGLAS L. JACOBS Douglas L. Jacobs	Director

/s/ J. HOLLY LOUX J. Holly Loux	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Description

2	.1*(8)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3	.1(9)	Amended Articles of Incorporation of Registrant, as amended
3	.2(1)	Bylaws of Registrant
4	.1(1)	Specimen Common Stock Certificate of Registrant
10	.3*(1)	Registration Rights Agreement
10	.5*(1)	Agreement and Plan of Recapitalization
10	.6*(1)	Bonus Incentive Compensation Plan
10	.7*(1)	1997 Executive and Non-Employee Director Stock Option Plan
10	.7.1*(3)	1999 Equity Incentive Plan
10	.8*(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10	.8.1*(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10	.9*(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10	.9.1*(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10	.10*(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10	.10.1*(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10	.11*(8)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10	.11.1*(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10	.11.2*(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10	.11.3*(10)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10	.11.4*(11)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10	.11.5*(11)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997.
10	.13.1(10)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10	.13.2(10)	Third Modification of Lease Agreement dated May 8, 2002
10	.13.3(10)	Fourth Modification of Lease Agreement dated November 2002
10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10	.15(10)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10	.16(11)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.

Exhibit		Description

10	.25*(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.1*(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.26*(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.27*(1)	Loan Agreement
10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10	.31.1(7)	Amendment Number Three dated as of April 11, 2001 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.2(10)	Amendment Number Five dated as of March 28, 2002 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.3(10)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.4(11)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.33(5)	Stockholder Protection Rights Agreement
10	.33.1(8)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10	.33.2(8)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10	.35(10)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
16	.1(12)	Letter from Deloitte & Touche LLP, dated February 23, 2004.
21		Subsidiaries of Hanover Capital Mortgage Holdings, Inc.
23.1		Independent Auditors’ Consent
31.1		Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.1	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by J. Holly Loux pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchanges Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(10)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(12)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Page

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
Independent Auditors’ Report	F-2
Consolidated Financial Statements as of December 31, 2003 and 2002 (restated) and for the Years Ended December 31, 2003, 2002 and 2001:
Balance Sheets	F-3
Statements of Income	F-4
Statements of Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
Edison, New Jersey

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21, the accompanying consolidated financial statements for the year ended December 31, 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 13, 2004

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$32,588	$10,605
Accounts receivable	2,733	1,706
Accrued interest receivable	1,026	960
Mortgage loans:
Held for sale	434	413
Collateral for CMOs	58,551	102,751
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	29,807	4,082
Held to maturity	—	559
Trading	37,882	2,669
Mortgage securities held to maturity, pledged as collateral for CMOs	—	9,805
Mortgage securities, not pledged:
Available for sale	13,875	6,186
Trading	—	602
Equity investment in HDMF-I LLC	2,085	4,638
Notes receivable from related parties (2002 as restated, see Note 21)	—	813
Other assets	10,010	8,332

TOTAL ASSETS	$188,991	$154,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Reverse repurchase agreements	$55,400	$6,283
CMO borrowing	52,164	102,589
Dividends payable	2,458	1,119
Accounts payable, accrued expenses and other liabilities	4,150	2,816

TOTAL LIABILITIES	114,172	112,807

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01, 10 million shares authorized, -0- shares issued and outstanding
Common stock, par value $0.01, 90 million shares authorized, 8,192,903 and 4,474,222 shares issued and outstanding at December 31, 2003 and 2002, respectively	82	45
Additional paid-in capital	101,279	67,990
Notes receivable from related parties (2002 as restated, see Note 21)	(1,167)	(1,750)
Retained earnings (deficit)	(25,598)	(25,322)
Accumulated other comprehensive income	223	351

TOTAL STOCKHOLDERS’ EQUITY	74,819	41,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,991	$154,121

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

REVENUES:
Interest income	$10,480	$13,530	$19,702
Interest expense	4,115	7,438	13,433

Net interest income	6,365	6,092	6,269
Loan loss provision	53	92	135

Net interest income after loan loss provision	6,312	6,000	6,134
Gain on sale of mortgage assets	9,483	1,794	3,208
Gain (loss) on mark to market of mortgage assets	(829)	1,367	751
Due diligence fees	6,852	2,891	—
Loan brokering and advisory services	3,312	2,686	—
Assignment fees	3,065	1,387	—
Technology	2,782	342	—
Other income (loss)	(60)	(712)	(28)

Total revenues	30,917	15,755	10,065

EXPENSES:
Personnel	10,776	5,479	680
Subcontractor	4,344	1,812	—
General and administrative	2,131	1,089	1,132
Legal and professional	1,595	1,070	1,247
Depreciation and amortization	1,535	655	24
Travel and entertainment	806	317	48
Other	493	409	410
Occupancy	481	349	151
Technology	273	293	4

Total expenses	22,434	11,473	3,696

Operating income	8,483	4,282	6,369
Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	112	43
HanoverTrade, Inc.	—	655	(3,263)
HDMF-I LLC	1	157	(35)
Hanover Capital Partners 2, Inc.	—	(19)	—

Income before income tax provision and cumulative effect of change in accounting principle	8,484	5,187	3,114
Income tax provision	444	49	—

Income before cumulative effect of change in accounting principle	8,040	5,138	3,114
Cumulative effect of change in accounting principle	—	—	46

NET INCOME	$8,040	$5,138	$3,160

BASIC EARNINGS PER SHARE:
Before cumulative effect of change in accounting principle	$1.38	$1.16	$0.73
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.38	$1.16	$0.74

DILUTED EARNINGS PER SHARE:
Before cumulative effect of change in accounting principle	$1.35	$1.15	$0.72
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.35	$1.15	$0.73

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001
(in thousands, except share data)

				Notes
				Receivable			Accumulated
	Common Stock		Additional	from		Retained	Other
			Paid-In	Related	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Parties	Income	(Deficit)	Income	Total

BALANCE, DECEMBER 31, 2000 AS RESTATED, SEE NOTE 21	4,322,944	$43	$68,546	$(1,750)		$(25,737)	$1,172	$42,274
Repurchase of common stock	(246,900)	(2)	(1,733)					(1,735)
Exercise of options	62,898	1	270					271
Exercise of warrants	136,734	1	(1)					—
Comprehensive income:
Net income					$3,160	3,160		3,160
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					987		987	987
Reclassification adjustment for net gain (loss) included in net income					(1,548)		(1,548)	(1,548)
Net unrealized gain (loss) on interest rate caps designated as hedges					235		235	235
Unrealized cumulative effect of adoption of SFAS 133					(452)		(452)	(452)

Comprehensive income					$2,382

Dividends declared						(3,401)		(3,401)

BALANCE, DECEMBER 31, 2001 AS RESTATED, SEE NOTE 21	4,275,676	43	67,082	(1,750)		(25,978)	394	39,791
Repurchase of common stock	(50,641)	(1)	(373)					(374)
Common stock paid for acquisition	63,577	1	469					470
Exercise of options	185,610	2	812					814
Comprehensive income:
Net income					$5,138	5,138		5,138
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					890		890	890
Reclassification adjustment for net gain (loss) included in net income					(1,097)		(1,097)	(1,097)
Net unrealized gain (loss) on interest rate caps designated as hedges					18		18	18
Reclassification adjustment for net gain (loss) included in net income					146		146	146

Comprehensive income					$5,095

Dividends declared						(4,482)		(4,482)

BALANCE, DECEMBER 31, 2002 AS RESTATED, SEE NOTE 21	4,474,222	45	67,990	(1,750)		(25,322)	351	41,314
Common stock paid for acquisition	60,180	—	457					457
Net proceeds from secondary offering	3,450,000	35	31,466					31,501
Exercise of options	165,555	1	670					671
Settlement of note receivable from officers through common stock repurchase	(29,276)	—	(225)					(225)
Forgiveness of notes receivable from related parties				583				583
Common stock issued to Principals	72,222	1	921					922
Comprehensive income:
Net income					$8,040	8,040		8,040
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					3,164		3,164	3,164
Reclassification adjustment for net gain (loss) included in net income					(3,301)		(3,301)	(3,301)
Reclassification adjustment for net gain (loss) on interest rate caps designated as hedges included in net income					9		9	9

Comprehensive income					$7,912

Dividends declared						(8,316)		(8,316)

BALANCE, DECEMBER 31, 2003	8,192,903	$82	$101,279	$(1,167)		$(25,598)	$223	$74,819

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,040	$5,138	$3,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,535	655	24
(Accretion) amortization of net premium and deferred costs	(1,138)	133	363
Loan loss provision	53	92	135
Gain on sale of mortgage assets	(9,483)	(1,794)	(3,208)
Loss (gain) on mark to market of mortgage assets	829	(1,367)	(1,058)
Gain on mark to market of mortgage assets for SFAS 133	—	—	(50)
Loss (gain) on disposition of real estate owned	51	(107)	—
Loss on paid-in-full mortgage loans	7	—	—
Purchase of trading securities	(7,955)	(41,287)	(142,540)
Sale of trading securities	11,108	65,497	113,945
Distributions from equity method investees in excess of equity (income) loss	6,201	552	3,255
(Increase) decrease in accounts receivable	(1,027)	(494)	134
(Increase) decrease in accrued interest receivable	(66)	1,072	506
Decrease (increase) in notes receivable from related parties	813	(1,342)	(4,651)
(Increase) decrease in other assets	(3,770)	104	250
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,792	(1,858)	91

Net cash provided by (used in) operating activities	7,990	24,994	(29,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held for sale	(133)	(51)	(2,172)
Purchase of available for sale mortgage securities	(91,348)	(4,866)	(4,431)
Principal payments received on mortgage securities	2,995	4,446	5,067
Principal payments received on collateral for CMOs	26,279	48,837	59,701
Principal payments received on mortgage loans held for sale	60	209	11
Proceeds from sale of mortgage assets	56,457	10,197	16,076
Proceeds from disposition of real estate owned	175	253	—
Sales of mortgage securities to affiliates	—	945	—
Increase in cash due to acquisition of equity method investees’ common stock	—	1,671	—
Capital contributions to HDMF-I LLC	(3,647)	(5,859)	(115)
Cash paid for acquisition	(75)	—	—

Net cash (used in) provided by investing activities	(9,237)	55,782	74,137

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) reverse repurchase agreements	49,117	(27,055)	18,578
Repayment of CMOs	(51,441)	(48,526)	(59,207)
Net proceeds from secondary offering	31,502	—	—
Payment of dividends	(6,977)	(4,218)	(3,411)
Repurchase of common stock	(225)	(132)	(1,736)
Decrease in notes receivable from related parties	583	—	—
Exercise of stock options	671	814	271

Net cash provided by (used in) financing activities	23,230	(79,117)	(45,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,983	1,659	(1,012)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,605	8,946	9,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$32,588	$10,605	$8,946

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 AND 2001

1.     ORGANIZATION AND BASIS OF PRESENTATION

Hanover Capital Mortgage Holdings, Inc. (“Hanover”) was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust (“REIT”), formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). References to the “Company” mean Hanover together with its consolidated and equity method investees.

Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of its Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HT, HCP and Hanover Capital Partners 2, Inc. (“HCP-2”), a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HT, HCP and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover’s status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HT, HCP and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HT, HCP and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding capital stock of each of HT, HCP and HCP-2, and for periods ending after June 30, 2002, Hanover’s financial statements are consolidated with the financial statements of HT, HCP and HCP-2.

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

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in subordinate mortgage-backed securities (“MBS”) and, to a lesser extent, mortgage loans and to earn net investment income on these investments. The principal business strategy of HCP is to generate non-interest income by providing consulting and advisory services for third parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. Hanover also maintains an equity investment in HDMF-I LLC (“HDMF-I”). HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

The Company’s principal business objective is to generate net interest income on its portfolio of mortgage securities and mortgage loans and to generate non-interest income through HCP, HT and third party asset-management contracts.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Use of Estimates; Risks and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Actual results could differ from the estimates. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with the determination of the fair value of, and recognition of interest income and impairment on, its mortgage securities. For purposes of determining the fair value of its mortgage securities, the Company defines the term fair value as the price which the mortgage securities may bring when they are offered for sale by one who is willing, but not obligated, to sell them, and are bought by one who is willing, or desires, to purchase, but is not compelled to do so. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, it is possible that prices brought through sales of the Company’s mortgage securities would differ from the Company’s estimates of fair value. In addition, as such securities are generally purchased at a substantial discount, interest income is then accreted using the effective yield method with changes in estimated future cash flows adjusted prospectively or impairments recognized when identified. To the extent that the Company suffers losses on its subordinate interests that are greater than those anticipated at the time of purchase, the Company’s financial condition and results of operations would be adversely affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, U.S. Treasury bills, overnight investments deposited with banks and money market mutual funds primarily invested in government securities with weighted maturities less than 60 days.

Mortgage Loans

Mortgage loans that are securitized in a collateralized mortgage obligation (“CMO”) are classified as collateral for CMOs. All mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses.

Premiums, discounts and certain deferred costs associated with the purchase of mortgage loans are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments. Mortgage loan transactions are recorded on the date the mortgage loans are purchased or sold. Purchases of new mortgage loans are recorded when all significant uncertainties regarding the characteristics of the mortgage loans are removed, generally on or shortly before settlement date. Realized gains and losses on mortgage loan transactions are determined on the specific identification method.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all associated

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid accrued interest income is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The Company seeks to limit its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence review on every loan purchased. The due diligence review encompasses the borrower’s credit, the enforceability of the documents, and the value of the mortgaged property. In addition, many mortgage loans are guaranteed by an agency of the Federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other than temporary. The provision is based on management’s assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection. Management reevaluates the adequacy of the Company’s loan loss allowance on at least a quarterly basis.

Mortgage Securities

The Company invests in subordinate mortgage-backed securities issued by third parties that are collateralized by pools of prime single-family mortgage loans. These loans are primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae and Freddie Mac. Subordinate interests have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. These securities are generally rated below investment-grade and, as a result, are typically purchased at a substantial discount. The remaining amount of purchase discount is then accreted as interest income using the effective yield method. The objective of the effective yield method is to arrive at periodic interest income or expense at a constant effective yield over each securities’ remaining effective life. For the Company’s subordinate mortgage-backed securities, an initial effective yield is calculated by estimating the cash flows associated with each subordinate security. The Company continues to update the estimate of cash flows over the life of the subordinate security. If the estimated future cash flows change, the effective yield is recalculated and the periodic accretion of interest income is adjusted over the remaining life of the subordinate security. If the fair value of the subordinate security declines below its carrying amount, and the decline in cash flows is determined to be an other-than-temporary decline, then an other-than-temporary impairment charge is included in current period earnings. As of December 31, 2003, the Company has classified all of its subordinate securities as available for sale in the accompanying Consolidated Balance Sheet.

The Company also invests in mortgage-backed securities issued by Fannie Mae, or Agency mortgage-backed securities. Although not rated, Agency mortgage-backed securities carry an implied “AAA” rating. Generally, the Company purchases Agency mortgage-backed securities at a premium. Purchase premiums are amortized as interest expense using the effective yield method. As of December 31, 2003, the Company has classified all of its Agency mortgage-backed securities as trading in the accompanying Consolidated Balance Sheets.

The Company’s policy is to generally classify mortgage securities as available for sale as they are acquired. Each available for sale mortgage security is monitored for a period of time prior to making a determination whether the asset will be classified as available for sale or trading. Management reevaluates the classification of the mortgage securities on a quarterly basis. Mortgage securities pledged as collateral for reverse repurchase agreements, whereby the secured party has the right by contract or custom to sell or repledge the collateral have been classified as such in the accompanying Consolidated Balance Sheets.

Mortgage securities designated as available for sale are reported at estimated fair value, with unrealized gains and losses included in comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity. Unrealized losses considered to be other-than-temporary impairments are reported as a component of other income (loss) in the accompanying Consolidated Statements of Income.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage securities designated as trading are reported at estimated fair value. Gains and losses resulting from changes in estimated fair value are recorded as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income.

Mortgage securities designated as held to maturity are reported at amortized cost unless a decline in value is deemed other-than-temporary, in which case an unrealized loss is recognized as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income. The amortization of premiums or accretion of discounts are included as a component of net interest income in the accompanying Consolidated Statements of Income.

Mortgage securities transactions are recorded on settlement date for mortgage securities purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the mortgage securities are removed, generally on settlement date. The amortization of purchase premiums or the accretion of purchase discounts are recognized as a component of interest expense or interest income, respectively in the accompanying Consolidated Statements of Income over the estimated lives of the related assets using the effective yield method adjusted for the effects of estimated prepayments and estimated losses. Realized gains and losses on mortgage securities transactions are determined on the specific identification method.

Equity Investments

Hanover records its investment in HDMF-I on the equity method. Accordingly, Hanover records its proportionate share of the earnings or losses of HDMF-I. For all periods prior to July 1, 2002, Hanover recorded 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2 based on the equity method. Effective July 1, 2002, the Company’s financial statements reflect the consolidation of the financial statements of Hanover, HT, HCP and HCP-2.

Reverse Repurchase Agreements

Reverse repurchase agreements are accounted for as collateralized financing transactions and recorded at their contractual amounts, plus accrued interest.

Financial Instruments

The Company, from time to time, enters into interest rate mechanisms (forward sales of mortgage securities issued by U.S. government agencies) to manage its exposure to changes in interest rates in connection with the purchase, holding and sale of its mortgage securities portfolio. The Company generally closes out the position to coincide with the sale of the related mortgage security. These instruments are considered economic hedges and are considered freestanding derivatives for accounting purposes. The Company recognizes changes in the fair value of such economic hedges as a component of other income (loss) in the accompanying Consolidated Statements of Income.

The Company also enters into interest rate caps to manage its interest rate exposure on certain reverse repurchase agreements and collateralized mortgage obligation, or CMO, financing. Interest rate caps are considered freestanding derivatives for accounting purposes. Changes in fair value are recognized as a component of other income (loss) in the accompanying Consolidated Statements of Income. Payments received under the interest rate cap agreements are recorded as a reduction of interest expense on the reverse repurchase agreement or CMO financing.

The Company has provided fair value estimates and information about valuation methodologies in Note 18 to the Consolidated Financial Statements. The estimated fair values have been determined using available market information or appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts that would be realized in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

Revenue Recognition

Revenues from due diligence and assignment services include fees earned from providing consulting and advisory services for third parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. Due diligence and assignment services are generally fixed-price or time-and-materials contracts. Revenues from such arrangements are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Management periodically reviews estimated revenues and costs for each job to determine if initial estimates remain appropriate. Changes to estimates are made in the period in which the change has been identified. Losses on contracts are recognized when identified.

Revenues from loan brokering and advisory services are recognized concurrently with the closing and funding of transactions, at which time fees are earned. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded.

Revenues from technology include fees earned from consulting services, the licensing of software and hosting of systems. The percentage-of-completion method is used to recognize revenues and profits for long-term technology consulting contracts. Progress towards completion is measured using the efforts-expended method or the contract milestones method. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the efforts-expended method, revenues and profits are recognized based on the extent of progress as measured by the ratio of hours performed at the measurement date to estimated total hours at completion. Estimated hours include estimated hours of employees and subcontractors engaged to perform work under the contract. Under the contract milestones method, revenues and profits are recognized based on results achieved in accordance with the contract in consideration of remaining obligations. If estimates of cost to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. Revenues from the licensing of software are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from monthly license or hosting arrangements are recognized on a subscription basis over the period in which the client uses the product.

When contracts include the delivery of a combination of services, such contracts are divided into separate units of accounting and the total contract fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with the revenue recognition policy, for each element.

Income Taxes

Hanover has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met.

HCP and HT file separate consolidated Federal income tax returns and are subject to Federal, state and local income taxation. HCP and HT use the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.

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

Comprehensive Income

Current period unrealized gains and losses on available for sale securities and interest rate caps formerly designated as hedges are reported as a separate component of comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity. Cumulative unrealized gains and losses are reported as accumulated other comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation

Hanover applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans, as more thoroughly described in Note 11 to the Consolidated Financial Statements. No compensation cost has been recognized for its stock options in the financial statements for 2003, 2002 and 2001. Had the Company determined compensation cost based on the fair value as of the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net income:
As reported	$8,040	$5,138	$3,160
Deduct: Total stock-based employee compensation expense determined under fair value based method	(16)	(8)	(6)

Pro forma	$8,024	$5,130	$3,154

Basic earnings per share:
As reported	$1.38	$1.16	$0.74

Pro forma	$1.38	$1.16	$0.74

Diluted earnings per share:
As reported	$1.35	$1.15	$0.73

Pro forma	$1.35	$1.14	$0.73

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per share weighted average fair value of stock options granted for the years ended December 31, 2003, 2002 and 2001 was $0.46, $0.10 and $1.43, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected life (years)	6	10	10
Risk-free interest rate	3.81%	4.79%	5.49%
Volatility	28.28%	26.38%	32.10%
Expected dividend yield	10.94%	11.91%	10.32%

Reclassification

Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 on January 1, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation; and therefore, the adoption of SFAS 148 impacts only the disclosures, not the financial results, of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46-R”). The Company has adopted FIN 46-R as the method used for evaluating whether or not VIEs must be consolidated as of December 31, 2003. The adoption of FIN 46-R did not have an impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any financial instruments that have characteristics of both liabilities and equity.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     MORTGAGE LOANS

Mortgage Loans Held for Sale

(dollars in thousands)

	December 31, 2003			December 31, 2002

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$191	$359	$550	$48	$499	$547
Net premium (discount) and deferred costs	(19)	(77)	(96)	(3)	(111)	(114)
Net unrealized loss	(20)	—	(20)	—	(20)	(20)

Carrying value of mortgage loans	$152	$282	$434	$45	$368	$413

Mortgage Loans Securitized in Collateralized Mortgage Obligations

(dollars in thousands)

	December 31, 2003			December 31, 2002

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$34,493	$24,213	$58,706	$71,127	$31,365	$102,492
Net premium (discount) and deferred financing costs	376	(124)	252	982	(152)	830
Loan loss allowance	(186)	(221)	(407)	(377)	(194)	(571)

Carrying value of mortgage loans	$34,683	$23,868	$58,551	$71,732	$31,019	$102,751

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized in collateralized mortgage obligations (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance, beginning of period	$571	$777	$702
Loan loss provision	53	92	135
Sales	(185)	—	—
Charge-offs	(32)	(298)	(60)

Balance, end of period	$407	$571	$777

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     MORTGAGE SECURITIES

Mortgage Securities Pledged as Collateral for Reverse Repurchase Agreements

(dollars in thousands)

	Available for Sale

			Held to Maturity
	December 31,
			December 31,
	2003	2002	2002

Principal balance of mortgage securities	$60,464	$7,176	$681
Net discount	(31,318)	(3,396)	(122)

Total amortized cost of mortgage securities	29,146	3,780	559
Gross unrealized gain	1,369	326	—
Gross unrealized loss	(708)	(24)	—

Carrying value of mortgage securities	$29,807	$4,082	$559

Of the approximately $31,318,000 of net discount in available for sale mortgage securities pledged as collateral for reverse repurchase agreements as of December 31, 2003, approximately $36,000 was recognized as other-than-temporary impairment in the accompanying Consolidated Statement of Income for the year ended December 31, 2003.

As of December 31, 2003 and 2002, the Company had approximately $37,882,000 and $2,669,000, respectively, of trading securities pledged as collateral for reverse repurchase agreements.

Mortgage Securities Held to Maturity, Pledged as Collateral for CMOs

(dollars in thousands)

December 31,
2002

Principal balance of mortgage securities	$12,636
Discount	(2,831)

Total amortized cost of mortgage securities	9,805

Carrying value of mortgage securities	$9,805

Mortgage Securities, Not Pledged

(dollars in thousands)

	Available for Sale

	December 31,

	2003	2002

Principal balance of mortgage securities	$26,145	$12,416
Discount	(11,832)	(6,598)

Total amortized cost of mortgage securities	14,313	5,818
Gross unrealized gain	25	392
Gross unrealized loss	(463)	(24)

Carrying value of mortgage securities	$13,875	$6,186

Of the approximately $11,832,000 of discount in available for sale mortgage securities, not pledged as of December 31, 2003, approximately $8,000 was recognized as other-than-temporary impairment in the accompanying Consolidated Statement of Income for the year ended December 31, 2003.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2002, the Company had approximately $602,000 of trading securities, not pledged.

Summary of All Mortgage Securities by Collateral

(dollars in thousands)

	Available for Sale			Trading

			Held to Maturity			Collateral for CMOs
	December 31,			December 31,
			December 31,			December 31,
	2003	2002	2002	2003	2002	2002

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$—	$37,882	$—	$—
Fixed-Rate Subordinate Mortgage- Backed Securities	30,601	8,560	—	—	3,271	9,805
Adjustable-Rate Subordinate Mortgage-Backed Securities (1)	13,081	1,135	—	—	—	—
Derivative Mortgage-Backed Securities (2)	—	573	559	—	—	—

Carrying value of mortgage securities	$43,682	$10,268	$559	$37,882	$3,271	$9,805

(1)	Adjustable-Rate Subordinate Mortgage-Backed Securities generally have fixed rates for initial terms of three to ten years.

(2)	As of December 31, 2002, the Company retained approximately $573,000 and approximately $559,000 of interest-only and principal-only strips, respectively from its Hanover 1998-B securitization.

The carrying values of the Company’s mortgage securities by average life as of December 31, 2003 are as follows (dollars in thousands):

	Available	Held to
Average Life	for Sale	Maturity	Trading

Within one year	$—	$—	$—
After one year through five years	—	—	—
After five years through ten years	43,682	—	22,387
After ten years	—	—	15,495

	$43,682	$—	$37,882

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, oftentimes without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2003, 2002 and 2001 were as follows (dollars in thousands):

Year Ended December 31, 2003

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$23,531	$6,936	$171

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$7,288	$1,573	$3
Sale of Agency pass-through MBS	1,307	$55	—

Year Ended December 31, 2001

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$16,079	$2,760	$29

Included in gain (loss) on mark to market of mortgage assets in the Company’s Consolidated Statement of Income for the year ended December 31, 2003 is approximately $446,000 of gross gains and approximately $111,000 of gross losses from transfers of securities from available for sale to trading and approximately $1,152,000 of net unrealized holding losses from trading securities held as of December 31, 2003.

5.     CONCENTRATION OF CREDIT RISK

Mortgage Loans

The Company’s exposure to credit risk associated with its investment activities is measured on an individual customer basis as well as by groups of customers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in mortgage loans held as collateral for CMOs in certain geographic areas. As of December 31, 2003, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans held as collateral for CMOs is as follows:

Texas	14%
Florida	12
California	10
Connecticut	6
Maryland	5

Total	47%

The Company did not have any material concentrations of credit risk in mortgage loans held for sale as of December 31, 2003.

Mortgage Securities

The Company’s exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers (dollars in thousands):

	December 31, 2003

	Available
Issuer	for Sale	Trading	Total

Issuer 1	$—	$37,882	$37,882
Issuer 2	11,250	—	11,250
Issuer 3	8,247	—	8,247
Issuer 4	8,136	—	8,136
Issuer 5	8,084	—	8,084
Issuer 6	3,064	—	3,064
Issuer 7	2,785	—	2,785
Issuer 8	2,116	—	2,116

Total	$43,682	$37,882	$81,564

In the normal course of its business, the Company has concentrations of credit risk in mortgage securities in certain geographic areas. As of December 31, 2003, approximately 47% of the principal balance of mortgage securities are secured by mortgaged properties located in California.

Cash and Overnight Investments

The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2003, the Company had amounts on deposit with financial institutions in excess of FDIC limits. As of December 31, 2003, the Company had an investment of $27,500,000 in a U.S. Treasury bill and overnight investments of approximately $2,724,000 primarily in money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities.

6.     EQUITY INVESTMENTS

As of and for the six months ended June 30, 2002 and for the year ended December 31, 2001, Hanover owned 100% of the non-voting preferred stock of HCP, HT and HCP-2. These ownership interests entitled Hanover to receive 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2. As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2002, Hanover acquired 100% of the common stock of HCP, HT and HCP-2; therefore, for the periods ending after June 30, 2002, the financial statements of HCP, HT and HCP-2 are consolidated with the financial statements of Hanover.

In addition, Hanover has an equity interest in HDMF-I LLC, a limited liability company formed to purchase, service, manage or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans. Hanover records its proportionate share of the earnings and losses of HDMF-I LLC based upon its percentage ownership in each of the underlying loan pools.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects the activity recorded in Hanover’s equity investments (dollars in thousands):

	Years Ended December 31,

	2003	2002

	HDMF-I	HCP	HT	HCP-2	HDMF-I	Total

Beginning balance	$4,638	$1,808	$(4,789)	$—	$80	$(2,901)
Investment	3,647	—	470	—	5,859	6,329
Equity in income (loss)	1	112	655	(19)	157	905
Distributions	(6,201)	—	—	—	(1,458)	(1,458)
Impact of acquisition of subsidiaries’ common stock	—	(1,920)	3,664	19	—	1,763

Ending balance	$2,085	$—	$—	$—	$4,638	$4,638

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	2001

	HCP	HT	HDMF-I	Total

Beginning balance	$1,765	$(1,526)	$—	$239
Investment	—	—	115	115
Equity in income (loss)	43	(3,263)	(35)	(3,255)
Distributions	—	—	—	—
Impact of acquisition of subsidiaries’ common stock	—	—	—	—

Ending balance	$1,808	$(4,789)	$80	$(2,901)

7.     NOTES RECEIVABLE FROM RELATED PARTIES

As of December 31, 2003, Hanover had approximately $1,167,000 of loans outstanding to four of its executive officers (the “Principals”) (dollars in thousands):

	December 31,			December 31,	Interest
	2002	Repayment	Forgiveness	2003	Rate	Maturity Date

Principals	$483	$—	$(445)	$38	6.02%	September 2007
	1,267	—	(138)	1,129	5.70	September 2007
	813	(813)	—	—	5.51	March 2003

	$2,563	$(813)	$(583)	$1,167

During 2003, the Principals repaid approximately $813,000 of outstanding loans with approximately $588,000 of cash and approximately $225,000 of proceeds from Hanover’s repurchase of 29,276 shares of its common stock from two Principals. In addition, approximately $583,000 of outstanding loans were forgiven in connection with certain performance targets set in 2002 that were met in 2003. The Principals also received an approximately $95,000 bonus of the forgiveness of interest, an approximately $54,000 cash payment equal to the tax effect of such interest forgiveness associated with the outstanding loans and approximately $18,000 of withholding taxes remitted to the appropriate taxing authorities on their behalf.

The loans to Principals, recorded as a deduction from stockholders’ equity, are secured solely by an aggregate of 116,667 shares of Hanover’s common stock owned by the Principals and are otherwise nonrecourse to the Principals. As discussed in Note 17 to the Consolidated Financial Statements, these loans could be forgiven between 2004 and 2007.

8.     OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,

	2003	2002

Prepaid expenses and other assets	$3,584	$2,949
Goodwill	2,544	2,042
Accrued revenue on contracts in progress	1,826	895
Capitalized software, net	1,651	1,795
Other assets	405	651

	$10,010	$8,332

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2003, the Company has recorded goodwill of approximately $2,017,000 relating to a January 19, 2001 purchase of all of the assets of Pamex Capital Partners LLC and approximately $527,000 relating to a July 1, 2002 purchase of 100% of the outstanding common stock of each of HT, HCP and HCP-2. The Company evaluates goodwill for impairment on at least an annual basis and no impairment losses were recognized for the years ended December 31, 2003, 2002 and 2001.

9.     REVERSE REPURCHASE AGREEMENTS

The Company enters into reverse repurchase agreements in which mortgage securities are pledged as collateral to secure short-term financing. All securities pledged as collateral for reverse repurchase agreements are held in safekeeping by the lender.

As of December 31, 2003, the Company had outstanding borrowings under reverse repurchase agreements for which approximately $29,807,000 and approximately $37,882,000 of available for sale and trading mortgage securities, respectively, and approximately $2,062,000 of retained CMO securities were pledged as collateral. The approximately $2,062,000 of retained CMO securities collateral represents certain certificates collateralized by the Company’s net equity in its CMO portfolio.

As of December 31, 2003, the Company had available capacity to borrow approximately $4,642,000 under a $10 million committed reverse repurchase line of credit. This committed line matures on April 27, 2004.

Information pertaining to reverse repurchase agreement financing is summarized as follows (dollars in thousands):

	As of and for the Years Ended December 31,

	2003			2002

	Retained	Other		Retained	Other
	CMO	Mortgage		CMO	Mortgage
	Securities	Securities	Total	Securities	Securities	Total

REVERSE REPURCHASE AGREEMENTS
Balance of borrowing at end of period	$1,392	$54,008	$55,400	$1,698	$4,585	$6,283
Average borrowing balance during the period	$1,481	$35,520		$1,786	$12,538
Average interest rate during the period	2.84%	1.65%		2.97%	3.37%
Maximum month-end borrowing balance during the period	$1,678	$55,848		$1,889	$28,899
COLLATERAL UNDERLYING THE AGREEMENTS
Balance at end of period — carrying value	$2,062	$67,689	$69,751	$9,922	$7,310	$17,232

The average interest rates for retained CMO and other mortgage securities for the year ended December 31, 2001 were 7.16% and 6.58%, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information pertaining to individual reverse repurchase agreement lenders as of December 31, 2003 is summarized as follows (dollars in thousands):

		Reverse
		Repurchase	Underlying	Weighted Average
Lender	Type of Collateral	Financing	Collateral	Maturity Date

Lender A (committed)	Retained CMO Securities, Mortgage Securities	$5,358	$9,684	April 27, 2004
Lender A	Mortgage Securities	—	—	Monthly (a)
Lender B	Mortgage Securities	4,680	9,700	Monthly (a)
Lender C	Mortgage Securities	2,266	3,282	Monthly (a)
Lender D	Mortgage Securities	39,925	41,900	Monthly (a)
Lender E	Mortgage Securities	225	316	Monthly (a)
Lender F	Mortgage Securities	2,013	2,901	Monthly (a)
Lender G	Mortgage Securities	933	1,968	Monthly (a)

Total		$55,400	$69,751

(a)	These borrowings are pursuant to uncommitted lines of credit which are typically renewed monthly.

10.     CMO BORROWING AND MANAGED MORTGAGE LOANS

Collateralized Mortgage Obligations (CMOs)

The Company has issued long-term debt in the form of collateralized mortgage obligations, or CMOs. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged mortgage loans to secure CMOs. These mortgage loans are treated as assets of the Company and the related CMOs are treated as debt of the Company.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	As of and for the year ended December 31, 2003					As of and for the year ended December 31, 2002

	Securitization					Securitization

	2000-A	1999-B	1999-A	1998-A	Total	2000-A	1999-B	1999-A	1998-A	Total

CMO BORROWING:
Balance of borrowing at end of period	$1,995	$22,133	$28,036	$—	$52,164	$10,737	$32,208	$43,000	$16,644	$102,589
Average borrowing balance during the period	4,052	26,481	35,662	2,586	68,781	10,821	39,858	51,612	22,681	124,972
Average interest rate during the period	10.34%	2.52%	6.47%	3.52%	5.07%	10.12%	3.00%	6.07%	6.77%	5.57%
Interest rate at end of period	12.07%	2.38%	6.52%	—	4.97%	9.88%	3.09%	6.61%	6.98%	5.91%
Maximum month-end borrowing balance during the period	10,726	31,635	41,696	15,842	99,899	10,887	48,115	59,537	27,864	146,403
COLLATERAL FOR CMOs:
Balance at end of period — carrying value	$8,894	$21,559	$28,098	$—	$58,551	$20,597	$31,553	$43,155	$17,251	$112,556

The average interest rates for the 2000-A, 1999-B, 1999-A, and 1998-A CMOs for the year ended December 31, 2001 were 9.87%, 6.14%, 6.67% and 6.85%, respectively. The total average interest rate for these CMOs was 6.72%.

Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2003 is as follows (dollars in thousands):

Principal
Year	Balance

2004	$15,377
2005	11,503
2006	8,582
2007	6,383
2008	4,731
Thereafter	12,130

$58,706

During the year ended December 31, 2003, the Company sold mortgage loans that supported certain CMOs, which the Company referred to as Hanover 1998-A and Hanover 1998-B. The mortgage loan sales resulted in the recognition of approximately $3,161,000 of gain on sale of mortgage assets in the accompanying Consolidated Statement of Income for the year ended December 31, 2003.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Managed Mortgage Whole Loans

The following table presents the principal balance of all mortgage loans securitized or owned by the Company as of December 31, 2003 and 2002 (dollars in thousands):

Managed Assets

	December 31,

	2003	2002

Mortgage loans held for sale	$550	$547
Mortgage loans collateralizing on-balance sheet CMOs	58,706	102,492
Mortgage loans collateralizing off-balance sheet securitization executed by the Company	—	68,540

Total mortgage loans purchased and managed by the Company	$59,256	171,579

The following table presents delinquency rates for such managed mortgage whole loans as of December 31, 2003 and 2002:

	December 31,

	2003	2002

30-59 days delinquent	15.11%	8.49%
60-89 days delinquent	2.41%	1.68%
90 or more days delinquent	6.97%	3.47%
Loans in foreclosure	2.78%	1.03%
Real estate owned	0.22%	0.43%

The Company realized credit losses of approximately $32,000, $298,000 and $60,000 on the foregoing assets, that have been recorded as charge-offs to the Company’s loan loss allowance, for the years ended December 31, 2003, 2002 and 2001.

11.     EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company participates in the HCP retirement plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2003, 2002 and 2001, expense related to the 401(k) Plan was $89,454, $66,487 and $21,444, respectively. The expense related to the 401(k) Plan for the year ended December 31, 2002 includes $51,273 for HCP and HT for the six months ended December 31, 2002.

Hanover Stock Option Plans

Hanover has adopted two stock option plans: (i) the 1997 Executive and Non-Employee Director Stock Option Plan (the “1997 Stock Option Plan”) and (ii) the 1999 Equity Incentive Plan (the “1999 Stock Option Plan”, together with the 1997 Stock Option Plan, the “Stock Option Plans”). The purpose of the Stock Option Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to afford additional incentive to others to increase their efforts in providing significant services to the Company. The exercise price for options granted under the Stock Option Plans cannot be less than the fair market value of the Company’s common stock on the date of grant. Options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Stock Option Plan — The 1997 Stock Option Plan provides for the grant of qualified incentive stock options, stock options not so qualified, restricted stock, performance shares, stock appreciation rights and other equity-based compensation. The 1997 Stock Option Plan authorized the grant of options to purchase, and limited stock awards of, an aggregate of up to 325,333 shares of Hanover’s common stock.

Of the stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan, stock options granted to the Principals to purchase an aggregate of 162,664 shares of Hanover’s common stock at Hanover’s initial offering price vested ratably over a 48-month period from the date of the grant and, as of December 31, 2003, are fully vested. Stock options granted to the non-employee directors to purchase an aggregate of 12,000 shares of Hanover’s common stock are exercisable when issued. The remaining stock options granted to the Principals to purchase an aggregate of 80,160 shares of Hanover’s common stock vest in full or in part on any July 1 beginning with July 1, 2003 and ending with July 1, 2007. During 2003, one-third, or 26,720 shares vested. All other stock options granted pursuant to the 1997 Stock Option Plan have expired.

1999 Stock Option Plan — The 1999 Stock Option Plan authorizes the grant of options of up to 550,710 shares of Hanover’s common stock.

Transactions during the years ended December 31, 2003, 2002 and 2001 relating to the Hanover 1997 and 1999 Stock Option Plans are as follows:

	# of Options for Shares		Weighted	Weighted
			Average	Average
	1997	1999	Exercise	Exercise
	Plan	Plan	Price	Price

Outstanding at December 31, 2000	287,074			$15.340

		521,210		$4.240

Stock Option Activity — 2001
Granted		4,000	$7.750
Cancelled	(7,750)	(8,333)	9.753
Exercised		(62,898)	4.308

Outstanding at December 31, 2001	279,324			$15.330

		453,979		$4.260

Stock Option Activity — 2002
Granted		2,000	9.800
Reissued	80,160		15.750
Cancelled	(86,160)	(12,334)	14.309
Expired	(22,500)		15.750
Exercised		(185,610)	4.385

Outstanding at December 31, 2002	250,824			$15.283

		258,035		$4.216

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	# of Options for Shares		Weighted	Weighted
			Average	Average
	1997	1999	Exercise	Exercise
	Plan	Plan	Price	Price

Stock Option Activity — 2003
Granted	6,000	30,000	8.261
Exercised	(2,000)	(163,555)	4.057

Outstanding at December 31, 2003	254,824			$15.224

		124,480		$5.362

As of December 31, 2003, 2002 and 2001, 325,864, 350,878 and 383,754 options were exercisable, respectively, with weighted average exercise prices of $11.370, $9.567 and $9.151, respectively. Of the options outstanding as of December 31, 2003, 53,440 options, with an exercise price of $15.75, were not currently exercisable under the 1997 Stock Option Plan.

The following table summarizes information about stock options outstanding and exercisable:

1997 Plan				1999 Plan

	Number	Number	Weighted		Number	Number	Weighted
	Outstanding as	Exercisable as	Average		Outstanding as	Exercisable as	Average
Exercise	of December 31,	of December 31,	Remaining Life	Exercise	of December 31,	of December 31,	Remaining Life
Prices	2003	2003	in Years	Prices	2003	2003	in Years

$10.260	2,000	2,000	9.37	$3.875	30,814	30,814	6.38
12.830	2,000	2,000	9.87	4.625	57,666	57,666	5.58
15.000	162,664	162,664	3.72	7.690	30,000	30,000	4.15
15.750	86,160	32,720	3.74	7.750	4,000	4,000	7.40
18.130	2,000	2,000	4.19	9.800	2,000	2,000	8.71

$10.260 to $18.130	254,824	201,384	3.82	$3.875 to $9.800	124,480	124,480	5.54

Bonus Incentive Compensation Plan

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. As of December 31, 2003 and 2002, bonus accruals of approximately $513,000 and approximately $198,000, respectively were recorded. No such accrual was recorded in 2001. The 2002 bonus accrual of approximately $198,000 was paid entirely in cash in 2003.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     INCOME TAXES

	December 31,

	2003	2002

	(dollars in thousands)
Federal net operating loss carryforwards	$2,188	$1,904
State net operating loss carryforwards	407	334
AMT Credit	17	17
Other	—	40

	2,612	2,295
Valuation allowance	(2,549)	(2,055)

Deferred tax asset — net	$63	$240

One taxable subsidiary has Federal and state tax net operating loss carryforwards of approximately $6,100,000 and approximately $1,600,000 respectively, that expire in various years through 2019 and 2010, respectively. Another taxable subsidiary has state tax net operating loss carryforwards of approximately $600,000 which expire in various years through 2009.

The items resulting in significant temporary differences for the years ended December 31, 2003 and 2002 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and goodwill. The Company has established a valuation allowance for substantially all of the deferred income tax benefit.

The components of the income tax provision for the years ended December 31, 2003, 2002 and 2001 consist of the following:

	Years Ended
	December 31,

	2003	2002

Current — Federal, state and local	$128	$49
Deferred — Federal, state and local	(178)	(361)

	(50)	(312)
Valuation allowance	494	361

Total	$444	$49

The income tax provision relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes.

13.     DERIVATIVE INSTRUMENTS

Interest Rate Caps (Freestanding Derivatives)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. As of December 31, 2003, the Company had three interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, all interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized approximately $131,000 of losses for the year ended December 31, 2003 in the accompanying Consolidated Statement of Income for changes in the fair

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of December 31, 2003, the fair value of the Company’s interest rate caps, recorded as a component of other assets in the accompanying consolidated balance sheet, was approximately $443,000.

Forward Sales of Agency Securities (Freestanding Derivatives)

For the year ended December 31, 2003, the Company entered into forward sales of government agency guaranteed securities, known as Agency securities, to manage the exposure to changes in the value of securities classified as trading securities. The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of Agency securities. The Company does not attempt to hedge changes in the credit quality of individual assets. The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Consolidated Statements of Income. The Company realized net losses on forward sales of approximately $91,000 for the year ended December 31, 2003. As of December 31 2003, the Company had a liability of approximately $58,000, recorded as a component of other assets in the accompanying consolidated balance sheet, representing the fair value of its three forward sales of Agency mortgage-backed securities.

14.     STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock Issued and Outstanding

The activity in common stock issued and outstanding is summarized as follows:

	Years Ended December 31,

	2003	2002	2001

Beginning of year
Issued and outstanding	4,474,222	4,275,676	4,322,944

Activity
Shares repurchased	(31,276)	(50,641)	(246,900)
Shares issued:
Options exercised	165,555	185,610	62,898
Cashless exercise of warrant	—	—	136,734
Common stock paid for acquisition	60,180	63,577	—
Common stock issued to Principals	72,222	—	—
Secondary offering	3,450,000	—	—
Resale of shares repurchased	2,000	—	—

Net Activity	3,718,681	198,546	(47,268)
End of year
Issued and outstanding	8,192,903	4,474,222	4,275,676

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2003, the Company has remaining authority to repurchase up to 2,500 shares, 1,000 shares and 501,025 shares for not more than approximately $137,000, of its common stock under share repurchase programs previously authorized in 2002, 2001 and 2000, respectively. For the year ended December 31, 2003, the Company repurchased and subsequently sold 2,000 shares of its common stock under a share repurchase program previously authorized in 2001.

Stockholder Protection Rights Agreement

In 2000, the Board of Directors approved and adopted the Stockholder Protection Rights Agreement and approved amendments to such agreement in September 2001 and June 2002 (combined, the “Rights Agreement, as amended”). The Rights Agreement, as amended, provides for the distribution of preferred purchase rights (“Rights”) to common stockholders. One Right is attached to each outstanding share of common stock and will attach to all subsequently issued shares. Each Right entitles the holder to purchase one one-hundredth of a share (a “Unit”) of Participating Preferred Stock at an exercise price of $17.00 per Unit, subject to adjustment. The Rights separate from the common stock ten days (or a later date approved by the Board of Directors) following the earlier of (a) a public announcement by a person or group of affiliated or associated persons (“Acquiring Person”) that such person has acquired beneficial ownership of 10% or more of Hanover’s outstanding common shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz) or (b) the commencement of a tender or exchange offer, the consummation of which would result in an Acquiring Person becoming the beneficial owner of 10% or more of Hanover’s outstanding common shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz).

If any Acquiring Person holds 10% or more of Hanover’s outstanding shares (more than 20% of the outstanding common stock in the case of John A. Burchett or more than 17% in the case of Wallace Weitz) or Hanover is party to a business combination or other specifically defined transaction, each Right (other than those held by the Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the surviving company with a market value equal to two times the exercise price of the Right. The Rights expire in 2010, and are redeemable at the option of a majority of Hanover’s Directors at $0.01 per Right at any time until the tenth day following an announcement of the acquisition of 10% or more of Hanover’s common stock.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

  (dollars in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$8,040	$5,138	$3,114
Cumulative effect of change in accounting principle	—	—	46

Net income (numerator)	$8,040	$5,138	$3,160

Average common shares outstanding (denominator)	5,815,126	4,417,221	4,256,874

Per share:
Before cumulative effect of change in accounting principle	$1.38	$1.16	$0.73
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.38	$1.16	$0.74

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$8,040	$5,138	$3,114
Cumulative effect of change in accounting principle	—	—	46

Net income (numerator)	$8,040	$5,138	$3,160

Average common shares outstanding	5,815,126	4,417,221	4,256,874

Add: Incremental shares from assumed conversion of stock options	128,836	63,523	53,758

Dilutive potential common shares	128,836	63,523	53,758

Diluted weighted average shares outstanding (denominator)	5,943,962	4,480,744	4,310,632

Per share:
Before cumulative effect of change in accounting principle	$1.35	$1.15	$0.72
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.35	$1.15	$0.73

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS (dollars in thousands, except share data)

	Years Ended December 31,

	2003	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$178	$11	$—

Interest	$4,209	$8,092	$14,135

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Dividends declared in December but not paid until the following year	$2,458	$1,119	$855

Payment of portion of notes receivable from related parties with 29,276 shares of common stock	$225	$242	$—

Transfer of mortgage loans to real estate owned	$75	$369	$—

Acquisition of common stock of subsidiaries from related parties in exchange for reduction of notes receivable from related parties	$—	$474	$—

63,577 shares of common stock paid for acquisition	$—	$470	$—

60,180 shares of common stock paid for acquisition	$458	$—	$—

Forgiveness of notes receivable from related parties	$583	$—	$—

Common stock issued to Principals	$922	$—	$—

Write-off of note receivable	$300	$—	$—

Cashless exercise of 1 warrant in exchange for 136,734 shares of common stock	$—	$—	$1

INCREASE IN CASH DUE TO ACQUISITION OF EQUITY METHOD INVESTEES’ COMMON STOCK
Total negative equity of subsidiaries prior to acquisition	$—	$(1,816)	$—
Less net liabilities of subsidiaries prior to acquisition, excluding cash	—	(3,487)	—

Net increase in cash due to acquisition of subsidiaries’ residual interests	$—	$1,671	$—

16.     SEGMENT REPORTING

As discussed in Note 1, the Company is engaged in three principal businesses which are conducted through its three primary operating units, each a reportable segment: Hanover, HCP and HT. Segment information is prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions are eliminated in consolidation. In general, intercompany transactions are recorded on an arms-length basis. However, the interest rate on the notes receivable from HCP and HT to Hanover is determined on an incremental cost basis, which may be less than the interest rate HCP and HT would pay to a third party.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal business strategy of Hanover is to invest in subordinate mortgage-backed securities and, to a lesser extent, mortgage loans and to earn net investment income on these investments. The principal business strategy of HCP is to generate non-interest income by providing consulting and advisory services for third parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also owns an inactive mortgage banking entity and a registered broker/dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business activity of HT is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. HT also owns an inactive broker/dealer whose activities are not material and are combined with HT for segment reporting purposes. All of the Company’s revenues are attributed to activities conducted within the United States of America and its territories. No one customer individually accounted for ten percent of the Company’s consolidated total revenues.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 1, prior to June 30, 2002, HCP and HT were equity method investees. Therefore, segment information is only being provided for 2003 and 2002 as follows (dollars in thousands):

	Year Ended December 31, 2003

	Hanover
	Capital	Hanover
	Mortgage	Capital	Hanover
	Holdings, Inc.	Partners Ltd.	Trade, Inc.	Other	Eliminations	Consolidated

REVENUES:
Interest income	$10,726	$17	$24	$—	$(287)	$10,480
Interest expense	4,115	32	255	—	(287)	4,115

Net interest income	6,611	(15)	(231)	—	—	6,365
Loan loss provision	53	—	—	—	—	53

Net interest income after loan loss provision	6,558	(15)	(231)	—	—	6,312

Gain on sale of mortgage assets	9,486	—	—	—	(3)	9,483
Gain (loss) on mark to market of mortgage assets	(840)	11	—	—	—	(829)
Due diligence fees	—	6,852	—	—	—	6,852
Loan brokering and advisory services	(57)	200	3,632	—	(463)	3,312
Assignment fees	—	3,095	—	—	(30)	3,065
Technology	—	—	2,782	—	—	2,782
Other income (loss)	(624)	56	15	—	493	(60)

Total revenues	14,523	10,199	6,198	—	(3)	30,917

Total expenses	5,941	9,134	7,360	—	(1)	22,434

Operating income	8,582	1,065	(1,162)	—	(2)	8,483

Equity in income of HDMF-I LLC	1	—	—	—	—	1

Income before income tax provision	8,583	1,065	(1,162)	—	(2)	8,484
Income tax provision	51	384	9	—	—	444

NET INCOME (LOSS)	$8,532	$681	$(1,171)	$—	$(2)	$8,040

Total assets	$186,944	$6,727	$4,849	$24	$(9,553)	$188,991
Capital expenditures and investments	$3,649	$26	$1,171	$—	$—	$4,846
Depreciation and amortization	$14	$60	$1,461	$—	$—	$1,535

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002 (dollars in thousands)

	Hanover
	Capital	Hanover
	Mortgage	Capital	Hanover
	Holdings, Inc.	Partners Ltd.	Trade, Inc.	Other	Eliminations	Consolidated (1)

REVENUES:
Interest income	$13,411	$12	$6	$352	$(251)	$13,530
Interest expense	7,438	—	—	—	—	7,438

Net interest income	5,973	12	6	352	(251)	6,092
Loan loss provision	92	—	—	—	—	92

Net interest income after loan loss provision	5,881	12	6	352	(251)	6,000

Gain on sale of mortgage assets	1,794	—	—	—	—	1,794
Gain (loss) on mark to market of mortgage assets	1,555	—	—	(188)	—	1,367
Due diligence fees	—	2,891	—	—	—	2,891
Loan brokering and advisory services	—	—	2,691	—	(5)	2,686
Assignment fees	—	1,387	—	—	—	1,387
Technology	—	—	342	—	—	342
Other income (loss)	(941)	70	131	28	—	(712)

Total revenues	8,289	4,360	3,170	192	(256)	15,755

Total expenses	3,665	3,870	4,075	119	(256)	11,473

Operating income	4,624	490	(905)	73	—	4,282

Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	112	—	—	—	—	112
Hanover Trade, Inc.	655	—	—	—	—	655
HDMF-I LLC	157	—	—	—	—	157
Hanover Capital Partners 2, Inc.	(19)	—	—	—	—	(19)

Income before income tax provision	5,529	490	(905)	73	—	5,187
Income tax provision	4	8	8	29	—	49

NET INCOME (LOSS)	$5,525	$482	$(913)	$44	$—	$5,138

Total assets	$153,018	$3,706	$4,346	$24	$(6,973)	$154,121
Capital expenditures and investments	$6,862	$34	$710	$—	$—	$7,606
Depreciation and amortization	$3	$27	$625	$—	$—	$655

(1)	Segment information for 2002 is presented based upon the historical consolidated financial statements that reflect the financial results of HCP and HT as single line-items under “equity in income (loss) of unconsolidated subsidiaries” for the six-months prior to July 1, 2002, and subsequently, consolidated with the financial results of Hanover for the six-months ended December 31, 2002.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     COMMITMENTS AND CONTINGENCIES

Employment Agreements

Hanover has entered into employment agreements with four of its executive officers, the Principals. Such agreements (i) have five-year terms, (ii) provide for aggregate annual base salaries of approximately $1,078,000 (subject to annual cost of living increases) and (iii) automatically renew for successive one-year terms thereafter until Hanover or the officer terminates the agreement.

In addition, Hanover has entered into a contribution agreement, as amended, with the Principals to (i) issue to the Principals up to 216,667 additional shares of Hanover’s common stock and (ii) forgive a maximum of $1,750,000 in loans made to the Principals if certain financial returns to stockholders are met based on its July 1, 2002 market price over certain performance periods between 2002 and 2007. During 2003, the first performance target was met and $583,333 of loans were forgiven and 72,222 shares were issued. The remaining 144,445 additional shares could be issued and $1,166,667 in loans could be forgiven between 2004 and 2007.

Included in the Company’s consolidated balance sheet as of December 31, 2003 is approximately $121,000 accrued for a lump sum payment made in February 2004. Such lump sum payment was made to one of the Company’s former executive officers that resigned from the Company, thereby terminating a previously existing employment agreement, effective December 31, 2003.

Credit Risk

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2003, the unpaid principal balance of these mortgage securities was approximately $8,925,000.

Forward Commitments

As of December 31, 2003, the Company had forward commitments to sell approximately $37.8 million (par value) of Agency mortgage-backed securities that had not yet settled. These forward commitments were entered into to hedge approximately $37.7 million principal balance of Agency mortgage-backed securities classified as trading. As of December 31, 2003, the Company recorded a liability of approximately $58,000, recorded as a component of other assets in the accompanying consolidated balance sheet, representing the fair value of its three forward sales of Agency mortgage-backed securities.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Agreements

The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases are as follows (dollars in thousands):

Year	Amount

2004	$407
2005	299
2006	258
2007	251
2008	198
Thereafter	—

$1,413

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $445,000, $239,000 and $110,000, respectively. The rent expense for the year ended December 31, 2002 includes approximately $182,000 for HCP and HT for the six months ended December 31, 2002.

Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. As of December 31, 2003, the Company was not a party to any lawsuit or proceeding which, in the opinion of management and its legal counsel, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

18.     FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s assets and liabilities classified as financial instruments and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$32,588	$32,588	$10,605	$10,605
Accrued interest receivable	1,026	1,026	960	960
Mortgage loans:
Held for sale	434	434	413	413
Collateral for CMOs	58,551	58,781	102,751	103,251
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	29,807	29,807	4,082	4,082
Held to maturity	—	—	559	481
Trading	37,882	37,882	2,669	2,669
Mortgage securities pledged as collateral for CMOs	—	—	9,805	11,044

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage securities, not pledged:
Available for sale	13,875	13,875	6,186	6,186
Trading	—	—	602	602
Interest rate caps	443	443	1	1
Liabilities:
Reverse repurchase agreements	$55,400	$55,400	$6,283	$6,283
CMO borrowing	52,164	52,679	102,589	104,595
Forward commitments to sell mortgage securities	58	58	46	46
Accounts payable, accrued expenses and other liabilities	4,150	4,150	2,816	2,816

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Mortgage loans — The fair values of these financial instruments are based upon projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.

Mortgage securities — The fair values of these financial instruments are based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Cash and cash equivalents, accrued interest receivable, reverse repurchase agreements and accounts payable, accrued expenses and other liabilities — The fair value of these financial instruments was determined to be their carrying value due to their short-term nature.

CMO borrowing — The fair values of these financial instruments are based upon estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Interest rate caps — The fair values of these financial instruments are estimated based on dealer quotes and are the estimated amounts the Company would pay to execute new agreements with similar terms.

Forward commitments to sell mortgage securities — The Company has outstanding forward commitments to sell mortgage securities into mandatory delivery contracts with investment bankers. The fair value of these financial instruments was determined through review of published market information.

19.     SUBSEQUENT EVENTS

On January 13, 2004, a $0.30 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 31, 2003. On February 19, 2004, a special $0.40 cash dividend was declared by the Board of Directors and was paid on March 18, 2004 to stockholders of record as of March 4, 2004.

On February 18, 2004, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The Company does not expect to utilize this shelf registration statement in 2004.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	QUARTERLY FINANCIAL DATA — UNAUDITED
     (dollars in thousands, except per share data)

	Three Months Ended

	December 31,	September 30,		June 30,		March 31,
	2003	2003		2003		2003

Net interest income	$2,071	$1,741		$1,443		$1,110

Net income (as previously reported)		$1,848		$2,507

Net income (as restated)	$2,453	$1,870	(4)	$1,169	(4)	$2,548

Basic earnings per share (1) (as previously reported)		$0.30		$0.56

Basic earnings per share (as restated) (1)	$0.30	$0.31	(4)	$0.26	(4)	$0.57

Diluted earnings per share (2) (as previously reported)		$0.29		$0.54

Diluted earnings per share (as restated) (1)	$0.30	$0.29	(4)	$0.25	(4)	$0.56

Dividends declared (2)	$0.30	$0.30		$0.30		$0.45 (3)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Net interest income	$1,520	$1,539	$1,381	$1,652

Net income	$928	$1,506	$1,392	$1,312

Basic earnings per share (1)	$0.21	$0.34	$0.32	$0.31

Diluted earnings per share (1)	$0.20	$0.33	$0.31	$0.30

Dividends declared (2)	$0.25	$0.25	$0.25	$0.25

(1)	Earnings per share are computed independently for each of the quarters presented utilizing the respective weighted average shares outstanding; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.

(2)	Quarterly dividends are presented in respect of earnings rather than declaration date.

(3)	Includes a special dividend of $0.15 per share in respect of 2002 earnings, and declared, paid and taxable in the first quarter of 2003.

(4)	As restated, see Note 21.

21.     RESTATEMENT

Subsequent to the issuance of its Consolidated Financial Statements for the year ended December 31, 2002, the Company determined that it was necessary to adjust the accounting treatment for certain items relating to Amendment No. 1 to the Contribution Agreement, dated July 1, 2002 (the “Contribution Agreement”), between the Company and four of its executive officers, under which the four executive officers were entitled to receive shares of the Company’s common stock (“Earn-Out Shares”) and to have indebtedness forgiven if

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock met certain performance targets. Based on revised targets and extended timeframes, per the Contribution Agreement, the executives earned shares, and had loans forgiven, during the second quarter of 2003. The Company initially accounted for charges associated with these matters as an adjustment to stockholders’ equity and not as a charge to net income. The Company subsequently determined that the distribution of Earn-Out Shares and any related loan forgiveness should be accounted for as compensation expense and, accordingly, as a reduction of the Company’s net earnings. The Company also determined that notes receivable from related parties collateralized by shares of the Company’s common stock should be shown as a deduction from stockholders’ equity. As a result, the accompanying consolidated financial statements as of December 31, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (dollars in thousands):

	December 31, 2002

	As Previously	As
	Reported	Restated

ASSETS
Notes receivable from related parties	$2,563	$813
TOTAL ASSETS	$155,871	$154,121

STOCKHOLDERS’ EQUITY
Notes receivable from related parties	$—	$1,750
Total Stockholders’ Equity	$43,064	$41,314

The restatement also resulted in a deduction from Stockholders’ Equity as of December 31, 2001 and 2000 of $1,750,000.