Form 10-Q
period 2004-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2004-05-24
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

379 Thornall Street Edison, New Jersey (Address of principal executive offices)	08837 (Zip Code)

(732) 548-0101

(Registrant’s telephone number,
including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

          The registrant had 8,228,322 shares of common stock outstanding as of May 21, 2004.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
Cash and cash equivalents	$27,478	$32,588
Accounts receivable	2,666	2,733
Accrued interest receivable	1,070	1,026
Mortgage loans:
Held for sale	374	434
Collateral for CMOs	53,724	58,551
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	22,795	29,807
Trading	50,163	37,882
Mortgage securities, not pledged:
Available for sale	20,031	13,875
Equity investment in HDMF-I LLC	2,645	2,085
Other assets	8,547	10,010

TOTAL ASSETS	$189,493	$188,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Reverse repurchase agreements	$63,188	$55,400
CMO borrowing	47,461	52,164
Dividends payable	—	2,458
Accounts payable, accrued expenses and other liabilities	3,831	4,150

TOTAL LIABILITIES	114,480	114,172

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $0.01 par value, 10 million shares authorized, -0- shares issued and outstanding
Common stock: $0.01 par value, 90 million shares authorized, 8,228,322 and 8,192,903 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	82	82
Additional paid-in capital	101,772	101,279
Notes receivable from related parties	(1,167)	(1,167)
Retained earnings (deficit)	(26,345)	(25,598)
Accumulated other comprehensive income	671	223

TOTAL STOCKHOLDERS’ EQUITY	75,013	74,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,493	$188,991

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

REVENUES:
Interest income	$3,102	$2,395
Interest expense	820	1,285

Net interest income	2,282	1,110
Loan loss provision	10	16

Net interest income after loan loss provision	2,272	1,094
Gain on sale of mortgage assets	3,458	3,028
Loss on mark to market of mortgage assets	(57)	—
Due diligence fees	1,380	1,319
Assignment fees	585	573
Technology	388	885
Loan brokering and advisory services	491	396
Other income (loss)	(975)	46

Total revenues	7,542	7,341

EXPENSES:
Personnel	2,304	2,177
Subcontractor	1,050	942
Legal and professional	587	396
General and administrative	447	392
Depreciation and amortization	216	388
Other	145	106
Travel and entertainment	141	150
Occupancy	117	122
Technology	97	54

Total expenses	5,104	4,727

Operating income	2,438	2,614
Equity in income (loss) of HDMF-I LLC .	24	(43)

Income before income tax provision (benefit)	2,462	2,571
Income tax provision (benefit)	(83)	23

NET INCOME	$2,545	$2,548

BASIC EARNINGS PER SHARE	$0.31	$0.57

DILUTED EARNINGS PER SHARE	$0.31	$0.56

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004
(in thousands, except share data)
(unaudited)

				Notes			Accumulated
	Common Stock		Additional	Receivable		Retained	Other
			Paid-In	From	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Related Parties	Income	(Deficit)	Income	Total

Balance, December 31, 2003	8,192,903	$82	$101,279	$(1,167)		$(25,598)	$223	$74,819
Common stock paid for acquisition	35,419	—	493					493
Comprehensive income:
Net income					$2,545	2,545		2,545
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					814		814	814
Reclassification adjustment for net gain (loss) included in net income					(366)		(366)	(366)

Comprehensive income					$2,993

Dividends declared						(3,292)		(3,292)

Balance, March 31, 2004	8,228,322	$82	$101,772	$(1,167)		$(26,345)	$671	$75,013

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,545	$2,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	216	388
Accretion of net discount	(529)	(107)
Loan loss provision	10	16
Gain on sale of mortgage assets	(3,458)	(3,028)
Loss on mark to market of mortgage assets	57	—
(Gain) loss on disposition of real estate owned	(27)	9
Purchase of trading securities	(12,716)	—
Sale of trading securities	—	3,267
Distributions from HDMF-I LLC in excess of equity (income) loss	—	1,974
Decrease in accounts receivable	67	302
(Increase) decrease in accrued interest receivable	(44)	154
Decrease in notes receivable from related parties	—	813
Decrease (increase) in other assets	1,210	(1,796)
Decrease in accounts payable, accrued expenses and other liabilities	174	441

Net cash (used in) provided by operating activities	(12,495)	4,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale mortgage securities	(11,920)	(20,033)
Principal payments received on mortgage securities	1,452	272
Principal payments received on collateral for CMOs	4,790	8,080
Principal payments received on mortgage loans held for sale	77	3
Proceeds from sale of mortgage assets	16,121	33,430
Proceeds from disposition of real estate owned	44	65
Cash paid for acquisition	—	(75)
Capital contribution to HDMF-I LLC	(537)	—

Net cash provided by investing activities	10,027	21,742

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from reverse repurchase agreements	7,788	16,729
Repayment of CMOs	(4,680)	(33,539)
Payment of dividends	(5,750)	(1,799)
Repurchase of common stock	—	(15)

Net cash used in financing activities	(2,642)	(18,624)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,110)	8,099

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,588	10,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,478	$18,704

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization, Basis of Presentation and Stock-Based Compensation

The interim condensed consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. (“Hanover”) and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim condensed consolidated financial statements should be read in conjunction with Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003. The interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2004. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

Hanover was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust (“REIT”), formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). When we refer to the “Company,” we mean Hanover together with its consolidated and equity method investees.

The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to invest in subordinate mortgage-backed securities (“MBS”) and, to a lesser extent, mortgage loans and to earn net interest income on these investments. The principal business strategy of HCP is to generate non-interest income by providing consulting and advisory services for third parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business activity of HT is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. Hanover also maintains an equity investment in HDMF-I LLC (“HDMF-I”). HDMF-I was organized in August 2001 to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.

The Company’s principal business objective is to generate net interest income on its portfolio of mortgage securities and mortgage loans and to generate non-interest income through HCP, HT and third party asset-management contracts.

Stock-Based Compensation

Hanover applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No compensation cost has been recognized for its stock options in the interim condensed consolidated financial statements for 2004 and 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income would have been reduced to the following pro forma amounts for the periods indicated below (dollars in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income:
As reported	$2,545	$2,548
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(12)

Pro forma	$2,545	$2,536

Basic earnings per share:
As reported	$0.31	$0.57

Pro forma	$0.31	$0.56

Diluted earnings per share:
As reported	$0.31	$0.56

Pro forma	$0.31	$0.55

There were no options granted for the three months ended March 31, 2004.

2.	Mortgage Loans

Mortgage Loans Held for Sale

(dollars in thousands)

	March 31, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$117	$356	$473	$191	$359	$550
Net premium (discount) and deferred costs	(19)	(76)	(95)	(19)	(77)	(96)
Net unrealized loss	(4)	—	(4)	(20)	—	(20)

Carrying value of mortgage loans	$94	$280	$374	$152	$282	$434

Mortgage Loans Securitized in Collateralized Mortgage Obligations

(dollars in thousands)

	March 31, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$31,289	$22,616	$53,905	$34,493	$24,213	$58,706
Net premium (discount) and deferred financing costs	347	(123)	224	376	(124)	252
Loan loss allowance	(184)	(221)	(405)	(186)	(221)	(407)

Carrying value of mortgage loans	$31,452	$22,272	$53,724	$34,683	$23,868	$58,551

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized in collateralized mortgage obligations (dollars in thousands):

	Three Months Ended
	March 31,

	2004	2003

Balance, beginning of period	$407	$571
Loan loss provision	10	16
Sales	—	(185)
Charge-offs	(12)	(7)

Balance, end of period	$405	$395

3.	Mortgage Securities

Mortgage Securities Pledged as Collateral for Reverse Repurchase Agreements

(dollars in thousands)

	Available for Sale

	March 31,	December 31,
	2004	2003

Principal balance of mortgage securities	$42,034	$60,464
Net premium (discount)	(19,885)	(31,318)

Total amortized cost of mortgage securities	22,149	29,146
Gross unrealized gain	929	1,369
Gross unrealized loss	(283)	(708)

Carrying value of mortgage securities	$22,795	$29,807

As of March 31, 2004 and December 31, 2003, the Company has approximately $50,163,000 and $37,882,000, respectively, of trading securities pledged as collateral for reverse repurchase agreements.

Mortgage Securities, Not Pledged

(dollars in thousands)

	Available for Sale

	March 31,	December 31,
	2004	2003

Principal balance of mortgage securities	$35,020	$26,145
Discount	(15,014)	(11,832)

Total amortized cost of mortgage securities	20,006	14,313
Gross unrealized gain	316	25
Gross unrealized loss	(291)	(463)

Carrying value of mortgage securities	$20,031	$13,875

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of All Mortgage Securities by Collateral

(dollars in thousands)

	Available for Sale		Trading

	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$50,163	$37,882
Fixed-Rate Subordinate Mortgage-Backed Securities	30,036	30,601	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities(1)	12,790	13,081	—	—

Carrying value of mortgage securities	$42,826	$43,682	$50,163	$37,882

(1)	Adjustable-Rate Subordinate Mortgage-Backed Securities generally have fixed rates for initial terms of three to ten years.

4.	Notes Receivable from Related Parties

As of March 31, 2004, Hanover had approximately $1,167,000 of loans outstanding to four of its executive officers (the “Principals”) (dollars in thousands):

	December 31,		March 31,	Interest
	2003	Repayment	2004	Rate	Maturity Date

Secured by stock	$38	$—	$38	6.02%	September 2007
Secured by stock	1,129	—	1,129	5.70	September 2007

	$1,167	$—	$1,167

If the average of the daily market price of the Company’s common stock for the period from June 3, 2004 to June 30, 2004, plus the sum of all distributions that have been made with respect to a share of the Company’s common stock during the period measured from July 1, 2002 through and including July 1, 2004 (the “Distributions”), equals at least $11.8159 (the “Target Price”); approximately $583,000 of the $1,167,000 of loans outstanding as of March 31, 2004 will be forgiven. If the Target Price equals at least $17.9705; all of the approximately $1,167,000 of loans outstanding as of March 31, 2004 will be forgiven. Including the $0.30 dividend to be paid on June 14, 2004, the sum of the Distributions is $2.80 as of May 17, 2004.

The loans to Principals of approximately $1,167,000 as of March 31, 2004, recorded as deduction from stockholders’ equity, are secured solely by an aggregate of 77,778 shares of Hanover’s common stock owned by the Principals and are otherwise nonrecourse to the Principals.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Reverse Repurchase Agreements

Information pertaining to individual reverse repurchase agreement lenders as of March 31, 2004 is summarized as follows (dollars in thousands):

		December 31,	Net	March 31,
	Maximum	2003	(Paydown)	2004	Underlying
Lender	Borrowing	Balance	Advance	Balance	Collateral	Type of Collateral

Lender A (committed)	$10,000	$5,358	$(2,136)	$3,222	$5,977	Retained CMO Securities, Mortgage Securities
Lender A (uncommitted)		—	—	—	—	Mortgage Securities
Lender B		4,680	(396)	4,284	7,976	Mortgage Securities
Lender C		2,266	(770)	1,496	2,236	Mortgage Securities
Lender D		39,925	9,580	49,505	51,115	Mortgage Securities
Lender E		225	360	585	937	Mortgage Securities
Lender F		2,013	397	2,410	3,322	Mortgage Securities
Lender G		933	753	1,686	3,404	Mortgage Securities

Total		$55,400	$7,788	$63,188	$74,967

As of March 31, 2004, the weighted-average borrowing rate on the Company’s reverse repurchase agreements was 1.41%. As of April 26, 2004, the maximum committed and uncommitted borrowing amount for Lender A was increased to $20,000,000. All of the Company’s other reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on April 25, 2005.

6.	Derivative Instruments

Interest Rate Caps (Freestanding Derivatives)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. As of March 31, 2004, the Company had three interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, all three interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized approximately $166,000 of losses for the three months ended March 31, 2004 in the accompanying Condensed Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of March 31, 2004, the fair value of the Company’s interest rate caps, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet, was approximately $276,000.

Forward Sales of Agency Securities (Freestanding Derivatives)

For the three months ended March 31, 2004, the Company entered into forward sales of government agency guaranteed securities, known as Agency securities, to manage the exposure to changes in the value of securities classified as trading securities. The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of Agency securities. The Company does not attempt to hedge changes in the credit quality of individual assets. The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Condensed Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Condensed Consolidated Statements of Income. The Company realized net income on these freestanding derivatives of approximately $164,000 for the three months ended March 31, 2004. As of March 31, 2004, the fair value of the Company’s four forward sales of Agency mortgage-backed securities was approximately $106,000, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet.

7.	Stockholders’ Equity and Earnings Per Share

Common Stock Issued and Outstanding

The activity in common stock issued and outstanding is summarized as follows:

	Three Months Ended
	March 31,

	2004	2003

Beginning of period
Issued and outstanding	8,192,903	4,474,222
Activity
Shares repurchased	—	(2,000)
Common stock paid for acquisition	35,419	60,180

Net Activity	35,419	58,180
End of period
Issued and Outstanding	8,228,322	4,532,402

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

        (dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Basic earnings per share:
Net income (numerator)	$2,545	$2,548

Weighted-average common shares outstanding (denominator)	8,209,250	4,497,805

Basic earnings per share	$0.31	$0.57

Diluted earnings per share:
Net income (numerator)	$2,545	$2,548

Weighted-average common shares outstanding	8,209,250	4,497,805
Add: Incremental shares from assumed conversion of stock options	77,795	74,452

Diluted weighted-average shares outstanding (denominator)	8,287,045	4,572,257

Diluted earnings per share	$0.31	$0.56

8.	Supplemental Disclosures for Statements of Cash Flows
        (dollars in thousands, except share data)

	Three Months Ended
	March 31,

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$281	$129

Interest	$827	$1,419

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
35,419 shares of common stock paid for acquisition	$493	$—

60,180 shares of common stock paid for acquisition	$—	$458

Payment of portion of notes receivable from related parties with commitment of 29,276 shares of common stock	$—	$225

9.	Segment Reporting

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

The principal business strategy of Hanover is to invest in subordinate mortgage-backed securities and, to a lesser extent, mortgage loans and to earn net interest income on these investments. The principal business strategy of HCP is to generate non-interest income by providing consulting and advisory services for third

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties, including loan sale advisory services, loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also owns an inactive mortgage banking entity and a registered broker/ dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business activity of HT is to generate non-interest income by providing loan sale advisory and traditional loan brokerage services, technology solutions and valuation services. HT also brokers loan pools, mortgage servicing rights and other similar assets through an Internet-based exchange. HT also owns an inactive broker/ dealer whose activities are not material and are combined with HT for segment reporting purposes. All of the Company’s revenues are attributed to activities conducted within the United States of America and its territories.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2004 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$3,184	$2	$—	$(84)	$3,102
Interest expense	820	17	67	(84)	820

Net interest income	2,364	(15)	(67)	—	2,282
Loan loss provision	10	—	—	—	10

Net interest income after loan loss provision	2,354	(15)	(67)	—	2,272
Gain on sale of mortgage assets	3,458	—	—	—	3,458
Loss on mark to market of mortgage assets	(57)	—	—	—	(57)
Due diligence fees	—	1,380	—	—	1,380
Assignment fees	—	585	—	—	585
Technology	—	—	388	—	388
Loan brokering and advisory services	—	—	491	—	491
Other income (loss)	(1,039)	7	68	(11)	(975)

Total revenues	4,716	1,957	880	(11)	7,542

Total expenses	1,326	2,216	1,573	(11)	5,104

Operating income	3,390	(259)	(693)	—	2,438
Equity in income (loss) of HDMF-I LLC	24	—	—	—	24

Income before income tax provision (benefit)	3,414	(259)	(693)	—	2,462
Income tax provision (benefit)	—	(83)	—	—	(83)

NET INCOME	$3,414	$(176)	$(693)	$—	$2,545

	Three Months Ended March 31, 2003 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$2,452	$5	$9	$(71)	$2,395
Interest expense	1,285	7	64	(71)	1,285

Net interest income	1,167	(2)	(55)	—	1,110
Loan loss provision	16	—	—	—	16

Net interest income after loan loss provision	1,151	(2)	(55)	—	1,094
Gain on sale of mortgage assets	2,662	—	—	366	3,028
Due diligence fees	—	1,319	—	—	1,319
Assignment fees	—	600	—	(27)	573
Technology	—	—	885	—	885
Loan brokering and advisory services	—	—	735	(339)	396
Other income (loss)	(18)	24	40	—	46

Total revenues	3,795	1,941	1,605	—	7,341

Total expenses	1,040	2,012	1,675	—	4,727

Operating income	2,755	(71)	(70)	—	2,614
Equity in income (loss) of HDMF-I LLC	(167)	—	—	124	(43)

Income before income tax provision (benefit)	2,588	(71)	(70)	124	2,571
Income tax provision (benefit)	40	(17)	—	—	23

NET INCOME	$2,548	$(54)	$(70)	$124	$2,548

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events

On May 17, 2004, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended March 31, 2004 to be paid on June 14, 2004 to stockholders of record as of June 1, 2004.

On April 26, 2004, the Company renewed its committed reverse repurchase agreement line of credit and increased its maximum capacity to borrow to $20 million from $10 million. This committed line matures on April 25, 2005.

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

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to: changes in interest rates and the yield curve; management of growth; changes in prepayment rates or default rates on our mortgage assets; our ability to borrow at favorable rates and terms; changes in business conditions and the general economy; our dependence on effective information-systems technology; potential declines in our ability to locate and acquire desirable investments; changes in the real estate market both locally and nationally; the effectiveness of our hedging and other efforts to mitigate the risks of our investments; the effect of default, bankruptcy and severe weather or natural disasters on the ability of borrowers to repay mortgages included in our asset pools; enforceability and collectibility of non-standard single-family mortgage loans; our ability to retain key employees; our ability to maintain our qualification for exemption from registration as an investment company; our ability to obtain and maintain all licenses necessary to our business; competition from other financial institutions, including other mortgage real estate investment trusts, or REITs; and the possible changes in tax and other laws applicable to REITs or our inability to maintain compliance with such rules and to continue to qualify as a REIT. Investors should carefully consider the various factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2003 that could cause actual results to differ materially from the results predicted in the forward-looking statements. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a specialty finance company organized in June 1997 as a REIT. As of March 31, 2004, we had two principal consolidated subsidiaries, HCP and HT.

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

In conducting our business, we retain credit risk primarily through (i) the purchase of subordinate mortgage-backed securities, (ii) the retention of subordinate securities from our own securitization transactions, (iii) the direct investment in mortgage loans on our own behalf and (iv) investment in HDMF-I. Through these investing activities, we generally bear the credit losses on the related pools of mortgage loans up to their carrying value. During the time we hold mortgage assets for investment, we are subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by us or on any mortgage loan collateralizing below-investment-grade MBS held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

As of March 31, 2004, we retain the aggregate credit risk on approximately $26.1 billion of mortgage loans relating to (dollars in thousands):

	Principal	Carrying
	Balance	Value	Financing

Subordinate MBS	$77,054	$42,826	$13,077
Agency MBS	49,106	50,163	48,746
Collateral for CMOs	53,905	53,724	48,826
Mortgage Loans	473	374	—

Total	$180,538	$147,087	$110,649

Critical Accounting Policies

The significant accounting policies used in preparation of our financial statements are more fully described in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

We recognize revenue from loan brokering and advisory services when the transactions close and fund, at which time fees are earned. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded.

Results of Operations

The following table presents the unaudited condensed consolidated results of operations for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net interest income	$2,282	$1,110
Loan loss provision	(10)	(16)
Gain on sale of mortgage assets	3,458	3,028
Loss on mark to market of mortgage assets	(57)	—
Due diligence fees	1,380	1,319
Assignment fees	585	573
Technology	388	885
Loan brokering and advisory services	491	396
Other income (loss)	(975)	46

Total revenues	7,542	7,341
Total expenses	5,104	4,727

Operating income	2,438	2,614
Equity in income (loss) of HDMF-I LLC	24	(43)

Income before income tax provision (benefit)	2,462	2,571
Income tax provision (benefit)	(83)	23

Net income	$2,545	$2,548

Basic earnings per share	$0.31	$0.57

Diluted earnings per share	$0.31	$0.56

Dividends declared per share	$0.30	$0.45

Net Income, Diluted Earnings Per Share and Total Revenues

We recorded net income of approximately $2,545,000 or $0.31 per share based on 8,287,045 diluted weighted-average shares of common stock outstanding for the three months ended March 31, 2004 compared to net income of approximately $2,548,000 or $0.56 per share based on 4,572,257 diluted weighted-average common shares outstanding for the three months ended March 31, 2003. Total revenues for the three months ended March 31, 2004 was approximately $7,542,000, compared to approximately $7,341,000 previously reported for the same period in 2003.

Net Interest Income

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

Net Interest Income

	Three Months Ended
	March 31,

	2004		2003

	Net	Loan	Net	Loan
	Interest	Loss	Interest	Loss
	Income	Provision	Income	Provision

Mortgage loans	$14	$—	$16	$—
CMO collateral	269	(10)	398	(16)
Agency-issued MBS	334	—	7	—
Subordinate MBS	1,584	—	624	—
Other	81	—	65	—

Total net interest income	$2,282	$10	$1,110	$(16)

Net interest income increased to approximately $2,282,000, or $0.28 per share, for the three months ended March 31, 2004 from approximately $1,110,000, or $0.25 per share, as previously reported for the same period in 2003. The increase in net interest income of approximately $1,172,000 was primarily due to:

•	the decrease in the average balance of our mortgage loans held as collateral for collateralized mortgage obligations, called CMOs, offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the increase in the average balance of our Agency-issued MBS portfolio; and

•	the increase in the average balance of our purchased subordinate MBS portfolio.

Net interest income from Agency-issued MBS increased in the three months ended March 31, 2004 because of increased investment activity in such MBS.

Subordinate MBS net interest income increased due to the purchase of subordinate MBS during the first quarter of 2004. The average balance of our subordinate MBS portfolio increased to approximately $45,840,000 for the first quarter of 2004 from approximately $15,875,000 for the first quarter of 2003.

Gain on Sale of Mortgage Assets

Our results for the three months ended March 31, 2004 include a gain on sale of mortgage assets of approximately $3,458,000 compared to approximately $3,028,000 for the same period in 2003. During the three months ended March 31, 2004, we sold approximately $28,939,000 principal balance of subordinate MBS as compared to sales of approximately $13,375,000 principal balance of subordinate MBS during the same period in 2003. We cannot assure you that we will be able to recognize gain on sale in the future.

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

Other Revenue

Revenues for the three months ended March 31, 2004 increased from the same period in 2003. Components of revenues for the three months ended March 31, 2004 as compared to the same period in 2003 were as follows:

•	Due diligence revenue increased to approximately $1,380,000 from approximately $1,319,000;

•	Assignment fees increased to approximately $585,000 from approximately $573,000;

•	Technology revenue decreased to approximately $388,000 from approximately $885,000; and

•	Loan brokering and advisory services revenue increased to approximately $491,000 from approximately $396,000.

Due diligence and assignment revenues increased slightly for the three months ended March 31, 2004 as compared to the same period in 2003. Due diligence and assignment revenues generated during the first quarter of each fiscal year are historically lower than those recognized in subsequent quarters.

Technology revenue decreased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to two large contracts that generated approximately $740,000 of revenue during the first quarter of 2003 as compared to one large contract that generated approximately $137,000 of revenue during the first quarter of 2004. In addition, we recognized approximately $202,000 of license and hosting fees in 2004 as compared to approximately $111,000 in 2003.

Loan brokering and advisory services revenue is comprised primarily of one large contract in each of 2004 and 2003. However, the 2004 contract was substantially larger than the 2003 contract.

Operating Expenses

Operating expenses for the three months ended March 31, 2004 increased to approximately $5,104,000 from approximately $4,727,000 as previously reported for the same period in 2003. The increase in operating expenses was primarily due to:

•	an increase in personnel expenses of approximately $127,000;

•	an increase in subcontractor expenses of approximately $108,000; and

•	an increase in legal and professional expenses of approximately $191,000.

During the first quarter of 2004 personnel expenses increased primarily due to an increase in hiring costs reflecting the successful conclusion of several employment searches for senior level positions.

Subcontractor expenses increased primarily as a result of an increase in the overall use of subcontractors. Although revenues from due diligence and assignment fees remained relatively consistent from 2003 to 2004, we utilized an increased number of subcontractors to produce the 2004 revenues.

Legal and professional expenses increased primarily due to an increase in expenses associated with the performance of our 2003 financial statement audit.

Taxable Income

Our taxable income for the quarter ended March 31, 2004 is estimated at approximately $4,129,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences.

The following table details the major book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income	$2,545
GAAP gain on sale of mortgage securities	(2,496)
Tax gain on sale of mortgage securities	3,228
Loan loss provision, net of realized losses	(2)
Loss in subsidiaries not included in taxable income	869
Other	(15)

Estimated taxable income	$4,129

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

Liquidity and Capital Resources

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of March 31, 2004, we had one $10 million committed reverse repurchase line of credit with approximately $6.8 million available and seven uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

We intend to access the capital markets in 2004 to raise additional capital. Any new capital raised will be used primarily to invest in subordinate MBS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use certain derivative financial instruments as economic hedges of anticipated transactions relating to our mortgage loans and mortgage securities.

From time to time, we enter into forward sales of mortgage securities issued by Federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the forward sale to coincide with the related sale or securitization transaction. As such economic hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such derivatives in earnings in the period of change. As of March 31, 2004, we had four forward commitments to sell or buy Agency-issued mortgage securities with a fair value of approximately $106,000.

The primary risk associated with short-selling Agency-issued mortgage securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the economically hedged asset (fixed-rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be a favorable or gain settlement on the forward sale of the Agency-issued security; this gain should offset a corresponding decline in the value of the economically hedged assets. Conversely, if interest rates decrease, the market value of the economically hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency-issued security; this loss should be offset by a corresponding gain in value of the economically hedged assets. To mitigate interest rate risk, an effective matching of Agency-issued securities with the economically hedged assets needs to be monitored closely. Senior management monitors the changes in weighted average duration and coupons of the economically hedged assets and will appropriately adjust the amount, duration and coupon of future forward sales of Agency-issued securities.

We also enter into interest rate caps to manage our interest rate exposure on certain reverse repurchase agreement financing and floating rate CMOs. Interest rate caps are designated as freestanding derivatives for accounting purposes, and accordingly, changes in fair value are recognized in earnings in the period of change.

As of March 31, 2004, we had the following interest rate caps in effect (dollars in thousands):

Notional
Amount	Index	Strike %	Maturity Date	Accounting Designation

$15,000	1 Month LIBOR	7.75%	August 2004	Freestanding Derivative
27,500	1 Month LIBOR	5.00%	October 2006	Freestanding Derivative
20,000	1 Month LIBOR	6.00%	November 2008	Freestanding Derivative

$62,500

The interest rate caps provide an economic hedge of our cost of funds for interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. The primary risk associated with interest rate caps relates to interest rate increases. As of March 31, 2004, the fair value of our interest rate caps was approximately $276,000, which is also the maximum potential loss exposure due to unfavorable market movements.

Interest Rate Sensitivity

Interest Rate Mismatch Risk — Reverse Repurchase Financing

As of March 31, 2004, we owned $374,000 of mortgage loans held for sale. In the future, if we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans as in many cases, the income from our assets would respond more slowly to interest rate fluctuations than the cost of our borrowings. Our reverse repurchase agreement financing as of March 31, 2004 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 days.

Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to economically hedge these changes through the short sale of mortgage securities, described above. As of March 31, 2004, we did not have any significant mortgage loans held for sale. We attempt to mitigate price risk related to our mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect approximately $31,452,000 of fixed-rate mortgage loans and approximately $22,272,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of approximately $47,461,000 and reverse repurchase agreements of approximately $1,365,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of an interest rate cap. We own an interest rate cap with a notional balance of $27.5 million until October 2004, $23.5 million until October 2005 and $20 million until October 2006.

Mortgage Securities

As of March 31, 2004, we owned certain fixed-rate and adjustable-rate subordinated MBS with an aggregate carrying value of approximately $42,826,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. Net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

The coupon interest rates on the adjustable-rate mortgage securities would be affected by changes in interest rates that would directly affect the amount of interest income we recognize in earnings. However, increases or decreases in the interest rates on the mortgage loans underlying our subordinate MBS may be limited to either 1% or 2% per adjustment period.

Item 4.     Controls and Procedures

(a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the second quarter of 2004 we revised our existing policy that requires us to obtain our independent auditors’ acknowledgement of their understanding of and agreement with our application of accounting principles generally accepted in the United States of America to complex issues prior to such application to require that we obtain our independent auditors’ written acknowledgement thereof prior to such application.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

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

(b) Reports on Form 8-K

On April 20, 2004, we filed on Form 8-K notification that the Audit Committee of our Board of Directors appointed Grant Thornton LLP as our independent auditor for the fiscal year ending December 31, 2004.

On April 22, 2004 we filed on Form 8-K notification that our Audit Committee received a letter from our former independent auditor Deloitte & Touche LLP noting certain matters involving our internal control and its operation that Deloitte & Touche LLP considered to be reportable conditions, and that, in Deloitte & Touche LLP’s judgment, represented a material weakness.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

By:	/s/ JOHN A. BURCHETT

John A. Burchett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Dated: May 24, 2004

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: May 24, 2004

Exhibit Index

Exhibit		Description

2	.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3	.1(8)	Amended Articles of Incorporation of Registrant, as amended
3	.2(1)	Bylaws of Registrant
4	.1(1)	Specimen Common Stock Certificate of Registrant
10	.3(1)	Registration Rights Agreement
10	.5(1)	Agreement and Plan of Recapitalization
10	.6(1)	Bonus Incentive Compensation Plan
10	.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10	.7.1(3)	1999 Equity Incentive Plan
10	.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10	.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10	.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10	.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10	.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10	.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10	.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10	.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10	.11.2(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10	.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10	.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10	.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002
10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002
10	.13.4	Fifth Modification of Lease Agreement dated October 9, 2003
10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10	.14.1	First Amendment to Lease dated January 5, 2004.
10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10	.15.1	Sublease Agreement dated as of March 2004
10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.

Exhibit		Description

10	.25(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.26(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.27(1)	Loan Agreement
10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.5	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.33(5)	Stockholder Protection Rights Agreement
10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31	.1*	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by J. Holly Loux pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.