Form 10-Q
period 2004-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2004-08-12
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The registrant had 8,305,937 shares of common stock outstanding as of August 12, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
Ex-10.25.2 Amend.#2 to Contribution Agreement
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$19,403	$32,588
Accounts receivable	3,155	2,733
Accrued interest receivable	1,264	1,026
Mortgage loans:
Held for sale	184	434
Collateral for CMOs	48,284	58,551
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	45,003	29,807
Trading	96,757	37,882
Mortgage securities, not pledged:
Available for sale	15,759	13,875
Equity investment in HDMF-I LLC	2,581	2,085
Other assets	8,834	10,010

TOTAL ASSETS	$241,224	$188,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Reverse repurchase agreements	$124,460	$55,400
CMO borrowing	42,194	52,164
Dividends payable	—	2,458
Accounts payable, accrued expenses and other liabilities	3,064	4,150

TOTAL LIABILITIES	169,718	114,172

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $0.01 par value, 10 million shares authorized, -0- shares issued and outstanding
Common stock: $0.01 par value, 90 million shares authorized, 8,228,322 and 8,192,903 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	82	82
Additional paid-in capital	102,622	101,279
Notes receivable from related parties	(583)	(1,167)
Retained earnings (deficit)	(28,201)	(25,598)
Accumulated other comprehensive (loss) income	(2,414)	223

TOTAL STOCKHOLDERS’ EQUITY	71,506	74,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,224	$188,991

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUES:
Interest income	$3,124	$2,432	$6,227	$4,827
Interest expense	836	989	1,656	2,274

Net interest income	2,288	1,443	4,571	2,553
Loan loss provision	9	14	20	30

Net interest income after loan loss provision	2,279	1,429	4,551	2,523
Gain on sale of mortgage assets	2,114	2,100	5,572	5,128
(Loss) gain on mark to market of mortgage assets	(1,226)	18	(1,283)	18
Due diligence fees	1,729	1,433	3,109	2,752
Assignment fees	710	641	1,295	1,214
Technology	238	927	626	1,812
Loan brokering and advisory services	902	948	1,393	1,344
Other income (loss)	813	58	(161)	105

Total revenues	7,559	7,554	15,102	14,896

EXPENSES:
Personnel	3,709	3,725	6,014	5,903
Subcontractor	1,128	933	2,177	1,873
Legal and professional	820	379	1,407	775
General and administrative	388	437	835	826
Depreciation and amortization	223	389	439	777
Other	203	122	349	229
Travel and entertainment	110	161	250	311
Occupancy	126	116	244	239
Technology	141	66	238	121

Total expenses	6,848	6,328	11,953	11,054

Operating income	711	1,226	3,149	3,842
Equity in (loss) income of HDMF-I LLC	(64)	3	(40)	(40)

Income before income tax provision (benefit)	647	1,229	3,109	3,802
Income tax provision (benefit)	34	60	(49)	84

NET INCOME	$613	$1,169	$3,158	$3,718

BASIC EARNINGS PER SHARE	$0.07	$0.26	$0.38	$0.83

DILUTED EARNINGS PER SHARE	$0.07	$0.25	$0.38	$0.81

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2004
(in thousands, except share data)
(unaudited)

				Notes
	Common Stock		Additional	Receivable		Retained	Accumulated Other
			Paid-In	from	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Related Parties	Income	(Deficit)	(Loss) Income	Total

Balance, December 31, 2003	8,192,903	$82	$101,279	$(1,167)		$(25,598)	$223	$74,819
Common stock paid for acquisition	35,419	—	494					494
Forgiveness of notes receivable from related parties				584				584
Common stock earned by Principals			849					849
Comprehensive income:
Net income					$3,158	3,158		3,158
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					(1,731)		(1,731)	(1,731)
Reclassification adjustment for net gain (loss) included in net income					(906)		(906)	(906)

Comprehensive income					$521

Dividends declared						(5,761)		(5,761)

Balance, June 30, 2004	8,228,322	$82	$102,622	$(583)		$(28,201)	$(2,414)	$71,506

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,158	$3,718
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	439	777
Common stock earned by Principals	849	922
Accretion of net discount	(1,007)	(382)
Loan loss provision	20	30
Gain on sale of mortgage assets	(5,572)	(5,128)
Loss (gain) on mark to market of mortgage assets	1,283	(7)
(Gain) loss on disposition of real estate owned	(27)	49
Gain on paid-in-full mortgage loans	(19)	—
Purchase of trading securities	(61,977)	(5,057)
Sale of trading securities	—	3,267
Distributions from HDMF-I LLC in excess of equity (income) loss	40	2,952
(Increase) decrease in accounts receivable	(422)	406
(Increase) decrease in accrued interest receivable	(238)	11
Decrease in notes receivable from related parties	—	813
Decrease (increase) in other assets	1,214	(1,640)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,086)	144

Net cash (used in) provided by operating activities	(63,345)	875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held for sale	—	(133)
Purchase of available for sale mortgage securities	(40,282)	(60,452)
Principal payments received on mortgage securities	3,354	885
Principal payments received on collateral for CMOs	10,188	14,327
Principal payments received on mortgage loans held for sale	158	51
Proceeds from sale of mortgage assets	25,740	40,272
Proceeds from disposition of real estate owned	44	150
Cash paid for acquisition	—	(75)
Capital contributions to HDMF-I LLC	(536)	—

Net cash used in investing activities	(1,334)	(4,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from reverse repurchase agreements	69,060	48,036
Repayment of CMOs	(9,931)	(39,679)
Payment of dividends	(8,219)	(3,125)
Repurchase of common stock	—	(252)
Decrease in notes receivable from related parties	584	583

Net cash provided by financing activities	51,494	5,563

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,185)	1,463
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,588	10,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,403	$12,068

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization, Basis of Presentation and Stock-Based Compensation

The interim condensed consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. (“Hanover”) and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim condensed consolidated financial statements should be read in conjunction with Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003. The interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2004. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Hanover applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No compensation cost has been recognized for its stock options in the interim condensed consolidated financial statements for 2004 and 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the following pro forma amounts for the periods indicated below (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income:
As reported	$613	$1,169	$3,158	$3,718
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4)	(2)	(4)	(14)

Pro forma	$609	$1,167	$3,154	$3,704

Basic earnings per share:
As reported	$0.07	$0.26	$0.38	$0.83

Pro forma	$0.07	$0.26	$0.38	$0.82

Diluted earnings per share:
As reported	$0.07	$0.25	$0.38	$0.81

Pro forma	$0.07	$0.25	$0.38	$0.80

The per share weighted average fair value of stock options granted was $1.06 for the three and six months ended June 30, 2004 and $0.44 and $0.40 for the three and six months ended June 30, 2003, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Expected life (years)	10	10	10	6
Risk-free interest rate	4.70%	3.53%	4.70%	3.79%
Volatility	29.51%	29.54%	29.51%	27.85%
Expected dividend yield	9.41%	11.70%	9.41%	11.03%

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Mortgage Loans

Mortgage Loans Held for Sale

(dollars in thousands)

	June 30, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$15	$169	$184	$191	$359	$550
Net premium (discount) and deferred costs	—	—	—	(19)	(77)	(96)
Net unrealized loss	—	—	—	(20)	—	(20)

Carrying value of mortgage loans	$15	$169	$184	$152	$282	$434

Mortgage Loans Securitized in Collateralized Mortgage Obligations

(dollars in thousands)

	June 30, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$28,061	$20,445	$48,506	$34,493	$24,213	$58,706
Net premium (discount) and deferred financing costs	305	(113)	192	376	(124)	252
Loan loss allowance	(190)	(224)	(414)	(186)	(221)	(407)

Carrying value of mortgage loans	$28,176	$20,108	$48,284	$34,683	$23,868	$58,551

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized in collateralized mortgage obligations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Balance, beginning of period	$405	$395	$407	$571
Loan loss provision	9	14	20	30
Sales	—	—	—	(185)
Charge-offs	—	—	(13)	(7)

Balance, end of period	$414	$409	$414	$409

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Mortgage Securities

Mortgage Securities Pledged as Collateral for Reverse Repurchase Agreements

(dollars in thousands)

	Available for Sale

	June 30,	December 31,
	2004	2003

Principal balance of mortgage securities	$76,936	$60,464
Net discount	(30,691)	(31,318)

Total amortized cost of mortgage securities	46,245	29,146
Gross unrealized gain	215	1,369
Gross unrealized loss	(1,457)	(708)

Carrying value of mortgage securities	$45,003	$29,807

As of June 30, 2004 and December 31, 2003, the Company had approximately $96,757,000 and $37,882,000, respectively, of trading securities pledged as collateral for reverse repurchase agreements.

Mortgage Securities, Not Pledged

(dollars in thousands)

	Available for Sale

	June 30,	December 31,
	2004	2003

Principal balance of mortgage securities	$30,249	$26,145
Discount	(13,317)	(11,832)

Total amortized cost of mortgage securities	16,932	14,313
Gross unrealized gain	16	25
Gross unrealized loss	(1,189)	(463)

Carrying value of mortgage securities	$15,759	$13,875

Summary of All Mortgage Securities by Collateral

(dollars in thousands)

	Available for Sale		Trading

	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$96,757	$37,882
Fixed-Rate Subordinate Mortgage-Backed Securities	32,886	30,601	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities (1)	27,876	13,081	—	—

Carrying value of mortgage securities	$60,762	$43,682	$96,757	$37,882

(1)	Adjustable-Rate Subordinate Mortgage-Backed Securities generally have fixed rates for initial terms of three to ten years.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Notes Receivable from Related Parties and Common Stock Earned by Principals

As of June 30, 2004, Hanover had approximately $583,000 of loans outstanding to four of its executive officers (the “Principals”)(dollars in thousands):

	December 31,			June 30,	Interest
	2003	Repayment	Forgiveness	2004	Rate	Maturity Date

Secured by stock	$38	$—	$(38)	$—	6.02%	September 2007
Secured by stock	1,129	—	(546)	583	5.70	September 2007

	$1,167	$—	$(584)	$583

For the three and six months ended June 30, 2004, approximately $584,000 of outstanding loans were forgiven and 72,222 shares of the Company’s common stock were earned by, and subsequently transferred to, the Principals pursuant to the Contribution Agreement, dated September 19, 1997 (the “1997 Agreement”) as amended by Amendment No. 1 to Contribution Agreement, dated July 1, 2002 (“Amendment No. 1”) and Amendment No. 2 to Contribution Agreement, dated May 20, 2004 (together, the “Contribution Agreement”). The terms of the Contribution Agreement provide for (i) the transfer of up to 216,667 shares of the Company’s common stock to the Principals and (ii) for the forgiveness of certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to the financial performance of the Company as of specified “earn-out measuring dates”. As of July 1, 2004, the second earn-out measuring date, approximately $1,167,000 of loans had been forgiven and 144,444 shares of the Company’s common stock had been earned by the Principals as the return on the Company’s common stock, including dividend distributions, exceeded the target annualized rate of return of 15% for the twenty consecutive trading days immediately preceding each earn-out measuring date (the “Target Rate”). The approximately $583,000 of loans outstanding as of June 30, 2004 could be forgiven and 72,223 shares of the Company’s common stock could be earned by, and subsequently transferred to, the Principals as of any July 1 between 2005 and 2007 if the return on the Company’s common stock exceeds the Target Rate.

Pursuant to the Contribution Agreement, the Company recognized approximately $1,433,000 and $1,505,000 of personnel expense for the three and six months ended June 30, 2004 and 2003, respectively, in the accompanying Condensed Consolidated Statements of Income. The 1997 Agreement had been executed in conjunction with the Company’s initial public offering. Amendment No. 1 changed certain terms of the 1997 Agreement that resulted in the recognition of expense for the loan forgiveness and the transfer of shares.

The loans to Principals of approximately $583,000 as of June 30, 2004, recorded as deduction from stockholders’ equity, are secured solely by an aggregate of 38,889 shares of Hanover’s common stock owned by the Principals and are otherwise nonrecourse to the Principals.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Reverse Repurchase Agreements

Information pertaining to individual reverse repurchase agreement lenders as of June 30, 2004 is summarized as follows (dollars in thousands):

		December 31,	Net	June 30,
	Maximum	2003	(Paydown)	2004	Underlying
Lender	Borrowing	Balance	Advance	Balance	Collateral	Type of Collateral

Lender A (committed)	$20,000	$5,358	$2,210	$7,568	$11,839	Retained CMO Securities, Mortgage Securities
Lender B		4,680	(1,626)	3,054	5,835	Mortgage Securities
Lender C		2,266	824	3,090	4,373	Mortgage Securities
Lender D		39,925	60,075	100,000	105,014	Mortgage Securities
Lender E		225	356	581	899	Mortgage Securities
Lender F		2,013	2,659	4,672	6,397	Mortgage Securities
Lender G		933	2,030	2,963	5,476	Mortgage Securities
Lender H		—	929	929	1,223	Mortgage Securities
Lender I		—	1,603	1,603	2,677	Mortgage Securities

Total		$55,400	$69,060	$124,460	$143,733

As of June 30, 2004, the weighted-average borrowing rate on the Company’s reverse repurchase agreements was 1.64%. With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on April 25, 2005.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Derivative Instruments

Interest Rate Caps (Freestanding Derivatives)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. As of June 30, 2004, the Company had three interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, all three interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized approximately $5,000 and $171,000 of losses for the three and six months ended June 30, 2004, respectively, in the accompanying Condensed Consolidated Statements of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of June 30, 2004, the fair value of the Company’s interest rate caps, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet, was approximately $272,000.

Forward Sales of Agency Securities (Freestanding Derivatives)

For the six months ended June 30, 2004, the Company entered into forward sales of government agency guaranteed securities, known as Agency securities, to manage the exposure to changes in the value of securities classified as trading securities. The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of Agency securities. The Company does not attempt to hedge changes in the credit quality of individual assets. The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Condensed Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Condensed Consolidated Statements of Income. The Company realized net losses on these freestanding derivatives of approximately $1,022,000 and $858,000, respectively, for the three and six months ended June 30, 2004. As of June 30, 2004, the Company had a liability of approximately $916,000, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Stockholders’ Equity and Earnings Per Share

Common Stock Issued and Outstanding

The activity in common stock issued and outstanding is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Beginning of period
Issued and outstanding	8,228,322	4,532,402	8,192,903	4,474,222

Activity
Shares repurchased	—	(29,276)	—	(31,276)
Shares issued:
Common stock paid for acquisition	—	—	35,419	60,180

Net Activity	—	(29,276)	35,419	28,904
End of period
Issued and outstanding	8,228,322	4,503,126	8,228,322	4,503,126

Earnings Per Share

     (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic earnings per share:
Net income (numerator)	$613	$1,169	$3,158	$3,718

Weighted-average common shares outstanding (denominator)	8,228,322	4,504,091	8,218,786	4,500,965

Basic earnings per share	$0.07	$0.26	$0.38	$0.83

Diluted earnings per share:
Net income (numerator)	$613	$1,169	$3,158	$3,718

Weighted-average common shares outstanding	8,228,322	4,504,091	8,218,786	4,500,965
Add: Incremental shares from assumed conversion of stock options	70,405	131,208	74,348	102,882

Diluted weighted-average shares outstanding (denominator)	8,298,727	4,635,299	8,293,134	4,603,847

Diluted earnings per share	$0.07	$0.25	$0.38	$0.81

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Supplemental Disclosures for Statements of Cash Flows
          (dollars in thousands, except share data)

	Six Months Ended
	June 30,

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$281	$129

Interest	$1,634	$2,435

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
35,419 shares of common stock paid for acquisition	$494	$—

60,180 shares of common stock paid for acquisition	$—	$458

Transfer of mortgage loans to real estate owned, net	$—	$75

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

	Three Months Ended June 30, 2004 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$3,208	$2	$—	$(86)	$3,124
Interest expense	836	17	69	(86)	836

Net interest income	2,372	(15)	(69)	—	2,288
Loan loss provision	9	—	—	—	9

Net interest income after loan loss provision	2,363	(15)	(69)	—	2,279
Gain on sale of mortgage assets	2,114	—	—	—	2,114
Loss on mark to market of mortgage assets	(1,226)	—	—	—	(1,226)
Due diligence fees	—	1,729	—	—	1,729
Assignment fees	—	710	—	—	710
Technology	—	—	238	—	238
Loan brokering and advisory services	—	—	907	(5)	902
Other income	735	6	95	(23)	813

Total revenues	3,986	2,430	1,171	(28)	7,559

Total expenses	2,767	2,345	1,764	(28)	6,848

Operating income	1,219	85	(593)	—	711
Equity in loss of HDMF-I LLC	(64)	—	—	—	(64)

Income before income tax provision	1,155	85	(593)	—	647
Income tax provision	—	34	—	—	34

NET INCOME	$1,155	$51	$(593)	$—	$613

	Three Months Ended June 30, 2003 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$2,491	$4	$9	$(72)	$2,432
Interest expense	989	7	65	(72)	989

Net interest income	1,502	(3)	(56)	—	1,443
Loan loss provision	14	—	—	—	14

Net interest income after loan loss provision	1,488	(3)	(56)	—	1,429
Gain on sale of mortgage assets	2,097	—	—	3	2,100
Gain on mark to market of mortgage assets	8	10	—	—	18
Due diligence fees	—	1,433	—	—	1,433
Assignment fees	—	644	—	(3)	641
Technology	—	—	927	—	927
Loan brokering and advisory services	—	283	939	(274)	948
Other income	(2)	10	50	—	58

Total revenues	3,591	2,377	1,860	(274)	7,554

Total expenses	2,567	2,279	1,756	(274)	6,328

Operating income	1,024	98	104	—	1,226
Equity in income of HDMF-I LLC	3	—	—	—	3

Income before income tax provision	1,027	98	104	—	1,229
Income tax provision	4	54	2	—	60

NET INCOME	$1,023	$44	$102	$—	$1,169

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2004 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$6,393	$4	$—	$(170)	$6,227
Interest expense	1,656	34	136	(170)	1,656

Net interest income	4,737	(30)	(136)	—	4,571
Loan loss provision	20	—	—	—	20

Net interest income after loan loss provision	4,717	(30)	(136)	—	4,551
Gain on sale of mortgage assets	5,572	—	—	—	5,572
Loss on mark to market of mortgage assets	(1,283)	—	—	—	(1,283)
Due diligence fees	—	3,109	—	—	3,109
Assignment fees	—	1,295	—	—	1,295
Technology	—	—	626	—	626
Loan brokering and advisory services	—	—	1,398	(5)	1,393
Other loss	(304)	13	163	(33)	(161)

Total revenues	8,702	4,387	2,051	(38)	15,102

Total expenses	4,093	4,560	3,338	(38)	11,953

Operating income	4,609	(173)	(1,287)	—	3,149
Equity in loss of HDMF-I LLC	(40)	—	—	—	(40)

Income before income tax benefit	4,569	(173)	(1,287)	—	3,109
Income tax benefit	—	(49)	—	—	(49)

NET INCOME	$4,569	$(124)	$(1,287)	$—	$3,158

	Six Months Ended June 30, 2003 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$4,943	$9	$18	$(143)	$4,827
Interest expense	2,274	14	129	(143)	2,274

Net interest income	2,669	(5)	(111)	—	2,553
Loan loss provision	30	—	—	—	30

Net interest income after loan loss provision	2,639	(5)	(111)	—	2,523
Gain on sale of mortgage assets	4,759	—	—	369	5,128
Gain on mark to market of mortgage assets	8	10	—	—	18
Due diligence fees	—	2,752	—	—	2,752
Assignment fees	—	1,244	—	(30)	1,214
Technology	—	—	1,812	—	1,812
Loan brokering and advisory services	—	284	1,673	(613)	1,344
Other income	(21)	35	91	—	105

Total revenues	7,385	4,320	3,465	(274)	14,896

Total expenses	3,605	4,291	3,432	(274)	11,054

Operating income	3,780	29	33	—	3,842
Equity in loss of HDMF-I LLC	(40)	—	—	—	(40)

Income before income tax provision	3,740	29	33	—	3,802
Income tax provision	45	37	2	—	84

NET INCOME	$3,695	$(8)	$31	$—	$3,718

10.     Subsequent Events

On August 10, 2004, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended June 30, 2004 to be paid on August 24, 2004 to stockholders of record as of August 17, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Factors Related to Forward-Looking Statements and Associated Risks

The following section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our current expectations, intentions or beliefs regarding future events or trends, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “assumes,” “will,” or other similar expressions; and also including, without limitation, the following: statements regarding our continuing ability to target, price and acquire mortgage-backed securities, which we refer to as MBS, or mortgage loans; our estimated loan loss reserves; our ability to manage and hedge the risks associated with our investments; assumptions regarding interest rates and their effect on our hedging strategies; assumptions regarding prepayment and default rates on the mortgage loans securing our MBS and their effect on our hedging strategies; the liquidity of our portfolios and our ability to invest currently liquid assets; the expected future performance of Hanover Capital Partners and HanoverTrade, which we refer to as HCP and HT, and their need for additional capital; continuing availability of the master reverse repurchase agreement financing or other financing; the sufficiency of our working capital, cash flows and financing to support our future operating and capital requirements; results of operations and overall financial performance; the expected dividend distribution rate; our ability to enter into additional asset management contracts with third parties; our expectations regarding the effects of accounting rules and changes thereto; changes in government regulations affecting our business; and the expected tax treatment of our operations. Such forward-looking statements relate to future events and our future financial performance and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

We are a specialty finance company organized in June 1997 as a REIT. As of June 30, 2004, we had two principal consolidated subsidiaries, HCP and HT.

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

In conducting our business, we retain credit risk primarily through (i) the purchase of subordinate mortgage-backed securities, (ii) the retention of subordinate securities from our own securitization transactions, (iii) the direct investment in mortgage loans on our own behalf and (iv) investment in HDMF-I LLC. Through these investing activities, we generally bear the credit losses on the related pools of mortgage loans up to their carrying value. During the time we hold mortgage assets for investment, we are subject to the risks of borrower defaults and bankruptcies and hazard losses (such as those occurring from earthquakes or floods) that are not covered by insurance. If a default occurs on any mortgage loan held by us or on any mortgage loan collateralizing below-investment-grade MBS held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan.

As of June 30, 2004, we retain the aggregate credit risk on approximately $28.3 billion of mortgage loans relating to (dollars in thousands):

	Principal	Carrying
	Balance	Value	Financing

Mortgage loans:
Held for sale	$184	$184	$—
Collateral for CMOs	48,506	48,284	43,535
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	76,936	45,003	29,716
Trading	97,371	96,757	93,403
Mortgage securities, not pledged:
Available for sale	30,249	15,759	—

	$253,246	$205,987	$166,654

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

Results of Operations

The following table presents the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net interest income	$2,288	$1,443	$4,571	$2,553
Loan loss provision	(9)	(14)	(20)	(30)
Gain on sale of mortgage assets	2,114	2,100	5,572	5,128
(Loss) gain on mark to market of mortgage assets	(1,226)	18	(1,283)	18
Due diligence fees	1,729	1,433	3,109	2,752
Assignment fees	710	641	1,295	1,214
Technology	238	927	626	1,812
Loan brokering and advisory services	902	948	1,393	1,344
Other income (loss)	813	58	(161)	105

Total revenues	7,559	7,554	15,102	14,896
Total expenses	6,848	6,328	11,953	11,054

Operating income	711	1,226	3,149	3,842
Equity in (loss) income HDMF-I LLC	(64)	3	(40)	(40)

Income before income tax provision (benefit)	647	1,229	3,109	3,802
Income tax provision (benefit)	34	60	(49)	84

Net income	$613	$1,169	$3,158	$3,718

Basic earnings per share	$0.07	$0.26	$0.38	$0.83

Diluted earnings per share	$0.07	$0.25	$0.38	$0.81

Dividends declared per share	$0.30	$0.30	$0.70 (1)	$0.45 (2)

(1)	Includes $0.40 special dividend declared, paid and taxable in the first quarter of 2004.

(2)	Includes $0.15 special dividend declared, paid and taxable in the first quarter of 2003.

Net Income, Diluted Earnings Per Share and Total Revenues

We recorded net income of approximately $613,000 or $0.07 per share based on 8,298,727 diluted weighted-average shares of common stock outstanding for the three months ended June 30, 2004 compared to net income of approximately $1,169,000 or $0.25 per share based on 4,635,299 diluted weighted-average common shares outstanding for the three months ended June 30, 2003. We recorded net income of approximately $3,158,000 or $0.38 per share based on 8,293,134 diluted weighted-average shares of common stock outstanding for the six months ended June 30, 2004 compared to net income of approximately $3,718,000 or $0.81 per share based on 4,603,847 diluted weighted-average common shares outstanding for the six months ended June 30, 2003. Total revenues for the three months ended June 30, 2004 was approximately $7,559,000 compared to approximately $7,554,000 previously reported for the same period in 2003. Total revenues for the six months ended June 30, 2004 was approximately $15,102,000 compared to approximately $14,896,000 previously reported for the same period in 2003.

Included in net income for the three and six months ended June 30, 2004 was approximately $1,433,000 or $0.17 per share of expense for the forgiveness of loans from, and the transfer of shares to, four executive officers. For the same periods in 2003 we recorded approximately $1,505,000 or $0.32 and $0.33 per share for the first of such loan forgiveness and shares transfer. A third and final forgiveness of loans and transfer of shares could occur on any July 1 between 2005 and 2007 if the compound rate of return on our common stock, including dividend distributions, exceeds 15% per year over a base stock price established in 2002.

Net Interest Income

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

Net Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Net	Loan	Net	Loan	Net	Loan	Net	Loan
	Interest	Loss	Interest	Loss	Interest	Loss	Interest	Loss
	Income	Provision	Income	Provision	Income	Provision	Income	Provision

Mortgage loans	$3	$—	$37	$—	$17	$—	$53	$—
CMO collateral	211	(9)	382	(14)	481	(20)	780	(30)
Agency-issued MBS	443	—	168	—	777	—	174	—
Subordinate MBS	1,575	—	788	—	3,159	—	1,412	—
Other	56	—	68	—	137	—	134	—

Total net interest income	$2,288	$(9)	$1,443	$(14)	$4,571	$(20)	$2,553	$(30)

Net interest income increased to approximately $2,288,000, or $0.28 per share, for the three months ended June 30, 2004 from approximately $1,443,000, or $0.31 per share, as previously reported for the same period in 2003. The increase in net interest income of approximately $845,000 was primarily due to:

•	the decrease in the average balance of our mortgage loans held as collateral for collateralized mortgage obligations, called CMOs, offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the purchase of Agency-issued MBS; and

•	the increase in the average balance of our purchased subordinate MBS portfolio.

Agency-issued MBS net interest income increased primarily due to the purchase of Agency-issued MBS during the second quarter of 2004. The average balance of our Agency-issued MBS portfolio increased to approximately $49,319,000 for the second quarter 2004 from approximately $18,402,000 for the second quarter 2003.

Subordinate MBS net interest income increased primarily due to the purchase of subordinate MBS during the second quarter of 2004. The average balance of our subordinate MBS portfolio increased to approximately $53,140,000 for the second quarter 2004 from approximately $20,274,000 for the second quarter 2003.

Net interest income increased to approximately $4,571,000, or $0.55 per share, for the six months ended June 30, 2004 from approximately $2,553,000, or $0.55 per share, as previously reported for the same period in 2003. The increase in net interest income of approximately $2,018,000 was primarily due to:

•	the decrease in the average balance of our mortgage loans held as collateral for CMOs offset by decreased borrowing costs on our corresponding CMO liabilities and reverse repurchase agreements;

•	the increase in the average balance of our Agency-issued MBS portfolio; and

•	the increase in the average balance of our purchased subordinate MBS portfolio.

Agency-issued MBS net interest income increased primarily due to the purchase of Agency-issued MBS during the six months ended June 30, 2004. The average balance of our Agency-issued MBS portfolio increased to approximately $43,801,000 for the six months ended June 30, 2004 from approximately $9,662,000 for the six months ended June 30, 2003.

Subordinate MBS net interest income increased primarily due to the purchase of subordinate MBS during the six months ended June 30, 2004. The average balance of our subordinate MBS portfolio increased to approximately $49,271,000 for the six months ended June 30, 2004 from approximately $17,578,000 for the six months ended June 30, 2003.

Our provision for loan losses decreased to approximately $9,000 for the three months ended June 30, 2004 from approximately $14,000 for the same period in 2003 and approximately $20,000 for the six months ended June 30, 2004 from approximately $30,000 for the same period in 2003. The decreases for the three and six months ended June 30, 2004 compared to similar periods last year were primarily the result of a reduction in the average balance of collateral for CMOs.

Gain on Sale and Mark to Market of Mortgage Assets

Our results for the three months ended June 30, 2004 include a gain on sale of mortgage assets of approximately $2,114,000 compared to approximately $2,100,000 for the same period in 2003. During the three months ended June 30, 2004, we sold approximately $16,002,000 principal balance of subordinate MBS as compared to sales of approximately $8,084,000 principal balance of subordinate MBS during the same period in 2003.

Our results for the six months ended June 30, 2004 include a gain on sale of mortgage assets of approximately $5,572,000 compared to approximately $5,128,000 for the same period in 2003. The gain on sale for the six months ended June 30, 2003 primarily represents the sales of mortgage loans that supported certain CMOs, which we referred to as Hanover 1998-A and Hanover 1998-B. These sales resulted in a gain of approximately $2,810,000. During the six months ended June 30, 2004, we sold approximately $44,941,000 principal balance of subordinate MBS as compared to sales of approximately $12,520,000 principal balance of subordinate MBS during the same period in 2003. We cannot assure you that we will be able to recognize gain on sale in the future.

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

For the three and six months ended June 30, 2004, we recognized mark to market losses on mortgage assets classified as trading securities through the accompanying Condensed Consolidated Statements of Income of approximately $1,170,000 and $591,000, respectively. However, these mark to market losses on trading securities are substantially economically offset by the net interest income from these investments as well as other income from forward sales of like kind securities classified as freestanding derivatives used to manage the exposure to changes in the value of such trading securities. We attempt to fully economically hedge our trading securities portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our freestanding derivatives. Our trading securities are utilized for certain balance sheet requirements. For the three and six months ended June 30, 2004, we recognized approximately $443,000 and $777,000, respectively, of net interest income on such trading securities. For the same periods, we recognized $722,000 of gains and $178,000 of losses on these forward sales. As a result of our trading securities portfolio and economically related forward sales, the total impact in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004 was an economic loss of approximately $5,000 and an economic gain of approximately $7,000, respectively.

Other Revenue

Revenues from technology decreased to approximately $238,000 for the three months ended June 30, 2004 from approximately $927,000 for the same period in 2003. Revenues from technology decreased to approximately $626,000 for the six months ended June 30, 2004 from $1,812,000 for the same period in 2003. Technology revenue is derived from the licensing of our proprietary software and consulting services performed in connection with such licenses. Our technology revenue for the three and six months ended June 30, 2003 primarily consisted of large contracts from two and three customers, respectively, that were substantially completed in 2003 for which no corresponding contracts existed during the same periods in 2004. In general, the sales cycle for our technology contracts has been between twelve to eighteen months. Accordingly, as we continue to sign new contracts we expect our technology revenue to vary significantly.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 were approximately $6,848,000 compared to approximately $6,328,000 for the same period in 2003. Our most significant operating expenses were personnel, subcontractor and legal and professional.

Personnel expense was $3,709,000 for the three months ended June 30, 2004 compared to $3,725,000 for the same period last year. Personnel expense included compensation expense of approximately $1,433,000 and $1,505,000 for the three month periods ended June 30, 2004 and 2003, respectively, related to the forgiveness of loans from, and the transfer of shares to, four executive officers. Such loan forgiveness and transfer of shares were made pursuant to an amended Contribution Agreement that had been executed in conjunction with our initial public offering in 1997.

Subcontractor expense for the three months ended June 30, 2004 increased to approximately $1,128,000 compared to approximately $933,000 for the same period last year. The increase in subcontractor expense is primarily due to an increase in the number of due diligence projects in the second quarter of 2004 as compared to the same period in 2003. In addition, the mix of due diligence projects have continued to require an increase in the use of subcontractors for the second quarter 2004 as compared to the second quarter 2003.

Legal and professional expense increased to approximately $820,000 for the three months ended June 30, 2004 compared to $379,000 for the same period last year. The increase in legal and professional expense is primarily due to additional legal and accounting costs incurred as a result of our former independent auditors’ decision not to stand for re-election and the subsequent appointment of Grant Thornton LLP as our new independent auditor. In addition, we have incurred professional expense relating to our plan to achieve compliance under Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004.

Operating expenses for the six months ended June 30, 2004 were approximately $11,953,000 compared to approximately $11,054,000 for the same period in 2003. Our most significant operating expenses were personnel, subcontractor and legal and professional.

Personnel expense was $6,014,000 for the six months ended June 30, 2004 compared to $5,903,000 for the same period last year. Personnel expense included compensation expense of approximately $1,433,000 and $1,505,000 for the six month periods ended June 30, 2004 and 2003, respectively, related to the forgiveness of loans from, and the transfer of shares to, four executive officers. Such loan forgiveness and transfer of shares were made pursuant to an amended Contribution Agreement that had been executed in conjunction with our initial public offering in 1997.

Subcontractor expense for the six months ended June 30, 2004 increased to approximately $2,177,000 compared to approximately $1,873,000 for the same period last year. The increase in subcontractor expense is primarily due to an increase in the number of due diligence projects in the first six months of 2004 as compared to the same period in 2003. In addition, the mix of due diligence projects have continued to require an increase in the use of subcontractors for the first six months of 2004 as compared to the first six months of 2003.

Legal and professional expense increased to approximately $1,407,000 for the six months ended June 30, 2004 compared to $775,000 for the same period last year. The increase in legal and professional expense is primarily due to additional legal and accounting costs incurred as a result of our former independent auditors’ decision not to stand for re-election and the subsequent appointment of Grant Thornton LLP as our new independent auditor. In addition, we have incurred professional expense relating to our plan to achieve compliance under Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004.

Taxable Income

Our taxable income for the quarter ended June 30, 2004 is estimated at approximately $1,279,000. Taxable income differs from GAAP net income due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income	$613
GAAP gain on sale of mortgage securities	(1,619)
Tax gain on sale of mortgage securities	1,894
Loan loss provision, net of realized losses	9
Loss in subsidiaries not included in taxable income	542
Bonus expense, net of payments	(115)
Other	(45)

Estimated taxable income	$1,279

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

Liquidity and Capital Resources

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and REMICs. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of June 30, 2004, we had one $20 million committed reverse repurchase line of credit with approximately $12.4 million available and eight uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

We intend to access the capital markets in 2004 to raise additional capital. Any new capital raised will be used primarily to invest in subordinate MBS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use certain derivative financial instruments as economic hedges of anticipated transactions relating to our mortgage loans and mortgage securities.

From time to time, we enter into forward sales of mortgage securities issued by Federal agencies to manage our exposure to market pricing changes in connection with the purchase, holding, securitization and sale of our fixed-rate mortgage loan portfolio and other mortgage securities. We generally close out the forward sale to coincide with the related sale or securitization transaction. As such economic hedges are considered freestanding derivatives for accounting purposes, we recognize changes in the fair value of such derivatives in earnings in the period of change. As of June 30, 2004, the Company had a liability of approximately $916,000, representing the fair value of its six forward commitments to sell or buy Agency-issued mortgage securities.

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

As of June 30, 2004, we had the following interest rate caps in effect (dollars in thousands):

Notional
Amount	Index	Strike %	Maturity Date	Accounting Designation

$15,000	1 Month LIBOR	7.75%	August 2004	Freestanding Derivative
27,500	1 Month LIBOR	5.00%	October 2006	Freestanding Derivative
20,000	1 Month LIBOR	6.00%	November 2008	Freestanding Derivative

$62,500

The interest rate caps provide an economic hedge of our cost of funds for interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. The primary risk associated with interest rate caps relates to interest rate increases. As of June 30, 2004, the fair value of our interest rate caps was approximately $272,000, which is also the maximum potential loss exposure due to unfavorable market movements.

Interest Rate Sensitivity

Interest Rate Mismatch Risk — Reverse Repurchase Financing

As of June 30, 2004, we owned approximately $184,000 of mortgage loans held for sale. In the future, if we resume our strategy of purchasing mortgage loans for our own account, we would finance these assets during the initial period (the time period during which management analyzes the loans in detail and corrects deficiencies where possible before securitizing the loans) with reverse repurchase agreement financing or with equity. In this scenario, we would be exposed to the mismatch between the cost of funds on our reverse repurchase agreement financing and the yield on the mortgage loans as in many cases, the income from our assets would respond more slowly to interest rate fluctuations than the cost of our borrowings. Our reverse repurchase agreement financing as of June 30, 2004 was indexed to LIBOR plus a spread of 40 to 200 basis points. This financing generally is rolled and matures every 30 days.

Accordingly, any increases in LIBOR will tend to reduce net interest income and any decreases in LIBOR will tend to increase net interest income.

Price Risk

The market value of mortgage loans and mortgage securities will fluctuate with changes in interest rates. In the case of mortgage loans held for sale and mortgage securities available for sale or held for trading, we will be required to record changes in the market value of such assets. In the case of mortgage loans held for sale and mortgage securities held for trading, we generally attempt to economically hedge these changes through the short sale of mortgage securities, described above. As of June 30, 2004, we did not have any significant mortgage loans held for sale. We attempt to mitigate price risk related to our mortgage securities held for trading with the short sale of mortgage securities described above.

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

Securitized Mortgage Loan Assets

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect approximately $28,176,000 of fixed-rate mortgage loans and approximately $20,108,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of approximately $42,194,000 and reverse repurchase agreements of approximately $1,341,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of an interest rate cap. We own an interest rate cap with a notional balance of $27.5 million until October 2004, $23.5 million until October 2005 and $20 million until October 2006.

Mortgage Securities

As of June 30, 2004, we owned certain fixed-rate and adjustable-rate subordinated MBS with an aggregate carrying value of approximately $60,762,000. The coupon interest rates on the fixed-rate mortgage securities would not be affected by changes in interest rates. Net interest income on the mortgage securities portfolio would be negatively affected by prepayments on mortgage loans underlying the mortgage securities and would further be negatively affected to the extent that higher rated coupon mortgage loans paid off more rapidly than lower rated coupon mortgage loans.

The coupon interest rates on the adjustable-rate mortgage securities would be affected by changes in interest rates that would directly affect the amount of interest income we recognize in earnings. However, increases or decreases in the interest rates on the mortgage loans underlying our subordinate MBS may be limited to between 1% and 5% per adjustment period.

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

(b) During the second quarter of 2004 we revised our existing policy that requires us to obtain our independent auditors’ acknowledgement of their understanding of and agreement with our application of accounting principles generally accepted in the United States of America to complex issues prior to such application. The revision adds the requirement that we obtain our independent auditors’ written acknowledgement thereof prior to such application. There have been no other changes in our internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of stockholders on May 20, 2004. 8,228,322 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 7,834,389 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:

(a) The following members were re-elected to the Board of Directors:

Terms Expiring in 2007	Votes For	Votes Withheld

Joseph J. Freeman	7,153,871	680,518
Douglas L. Jacobs	7,710,922	123,467
George J. Ostendorf	7,161,559	672,830
John N. Rees	7,157,960	676,429

The six other members of the Board of Directors will continue in office after the annual meeting for the following terms:

      Terms expiring in 2005:     James F. Stone, Joyce S. Mizerak and Irma N. Tavares.

      Terms expiring in 2006:     John A. Burchett, John A. Clymer and Saiyid T. Naqvi.

(b) The appointment of Grant Thornton LLP as independent accountants to audit and report on our financial statements for fiscal year 2004 was ratified by the stockholders with the following vote:

Votes For	Votes Against	Abstentions

7,776,758	39,096	18,535

There were no broker non-votes.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)     Exhibits

The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

(b)     Reports on Form 8-K

On May 26, 2004, we furnished on Form 8-K a press release relating to our financial performance for the first quarter 2004 and other matters.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

By:	/s/ JOHN A. BURCHETT

John A. Burchett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Dated: August 12, 2004

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: August 12, 2004

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
10.3(1)	Registration Rights Agreement
10.5(1)	Agreement and Plan of Recapitalization
10.6(1)	Bonus Incentive Compensation Plan
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.

Exhibit	Description

10.25(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2*	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31.1*	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by J. Holly Loux pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.