Form 10-Q/A
period 2004-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2004-08-17
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Hanover Capital Mortgage Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (the “Form 10-Q/A”) to amend Item 1 of Part I contained in the Company’s Quarterly Report on Form 10-Q (the “Original Form 10-Q”) relating to the Company’s second quarter ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 12, 2004. The Form 10-Q/A reflects the amendment of Note 10 to the condensed consolidated financial statements to reflect revised record and payment dates for the Company’s second quarter 2004 dividend of $0.30 per share. The Board of Directors declared a second quarter dividend of $0.30 per share on August 10, 2004 originally to be paid on August 24, 2004 to stockholders of record as of August 17, 2004. Revised record and payment dates have been established to provide additional time between declaration and record dates. The second quarter 2004 dividend of $0.30 per share will now be paid on August 31, 2004 to stockholders of record as of August 24, 2004.

This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-Q, except as required to reflect the amendment described above and to reflect Forms 8-K furnished subsequent to the filing of the Original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the original filing. All information contained in this Form 10-Q/A and the Original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A does not include the items from the Original Form 10-Q that are not being amended.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q/A

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

10.     Subsequent Events

On August 10, 2004, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended June 30, 2004 to be paid on August 31, 2004 to stockholders of record as of August 24, 2004.

PART II.     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)     Exhibits

The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

(b)     Reports on Form 8-K

On August 16, 2004, we furnished on Form 8-K a press release relating to our financial performance for the second quarter 2004 and other matters.

On August 16, 2004, we furnished on Form 8-K a second press release relating to our financial performance for the second quarter 2004 and other matters.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

By:	/s/ JOHN A. BURCHETT

John A. Burchett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Dated: August 17, 2004

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: August 17, 2004

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
10.3(1)	Registration Rights Agreement
10.5(1)	Agreement and Plan of Recapitalization
10.6(1)	Bonus Incentive Compensation Plan
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.

Exhibit	Description

10.25(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2***	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31.1*	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by J. Holly Loux pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

***	Previously filed.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.