Form 10-Q
period 2004-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2004-11-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The registrant had 8,381,583 shares of common stock outstanding as of November 8, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
EXHIBIT INDEX
EX-10.36.1 Burchett Indemnity Agreement
EX-10.36.2 Clymer Indemnity Agreement
EX-10.36.3 Freeman Indemnity Agreement
EX-10.36.4 Graffeo Indemnity Agreement
EX-10.36.5 Howe Indemnity Agreement
EX-10.36.6 Jacobs Indemnity Agreement
EX-10.36.7 Loux Indemnity Agreement
EX-10.36.8 Martinelli Indemnity Agreement
EX-10.36.9 Mizerak Indemnity Agreement
EX-10.36.10 Naqvi Indemnity Agreement
EX-10.36.11 Ostendorf Indemnity Agreement
EX-10.36.12 Rees Indemnity Agreement
EX-10.36.13 Steel Indemnity Agreement
EX-10.36.14 Stone Indemnity Agreement
EX-10.36.15 Strickler Indemnity Agreement
EX-10.36.16 Tavares Indemnity Agreement
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$31,623	$32,588
Accounts receivable	2,069	2,733
Accrued interest receivable	1,205	1,026
Mortgage loans:
Held for sale	179	434
Collateral for CMOs	44,476	58,551
Mortgage securities pledged as collateral for reverse repurchase agreements:
Available for sale	58,980	29,807
Trading	103,087	37,882
Mortgage securities, not pledged:
Available for sale	2,100	13,875
Equity investment in HDMF-I LLC	2,627	2,085
Other assets	9,513	10,010

TOTAL ASSETS	$255,859	$188,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Reverse repurchase agreements	$141,216	$55,400
CMO borrowing	38,535	52,164
Dividends payable	—	2,458
Accounts payable, accrued expenses and other liabilities	2,768	4,150

TOTAL LIABILITIES	182,519	114,172

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $0.01 par value, 10 million shares authorized, -0- shares issued and outstanding
Common stock: $0.01 par value, 90 million shares authorized, 8,381,583 and 8,192,903 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	84	82
Additional paid-in capital	103,126	101,279
Notes receivable from related parties	(583)	(1,167)
Retained earnings (deficit)	(28,486)	(25,598)
Accumulated other comprehensive (loss) income	(801)	223

TOTAL STOCKHOLDERS’ EQUITY	73,340	74,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,859	$188,991

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Interest income	$3,936	$2,710	$10,163	$7,537
Interest expense	1,152	969	2,808	3,242

Net interest income	2,784	1,741	7,355	4,295
Loan loss provision	9	12	29	42

Net interest income after loan loss provision	2,775	1,729	7,326	4,253
Gain on sale of mortgage assets	2,424	2,454	7,996	7,581
Gain (loss) on mark to market of mortgage assets	1,446	(536)	163	(528)
Due diligence fees	1,558	1,818	4,667	4,570
Loan brokering and advisory services	500	1,035	1,894	2,379
Assignment fees	596	711	1,891	1,925
Technology	974	237	1,599	2,049
Other income (loss)	(2,801)	42	(2,962)	147

Total revenues	7,472	7,490	22,574	22,376

EXPENSES:
Personnel	2,208	2,295	8,222	8,198
Subcontractor	976	1,109	3,153	2,982
Legal and professional	749	374	2,156	1,149
General and administrative	348	675	1,182	1,509
Depreciation and amortization	250	438	689	1,216
Technology	404	65	642	186
Other	236	127	585	356
Occupancy	135	110	379	346
Travel and entertainment	67	265	318	572

Total expenses	5,373	5,458	17,326	16,514

Operating income	2,099	2,032	5,248	5,862
Equity in income (loss) of HDMF-I LLC	46	—	5	(41)

Income before income tax (benefit) provision	2,145	2,032	5,253	5,821
Income tax (benefit) provision	(82)	162	(132)	246

NET INCOME	$2,227	$1,870	$5,385	$5,575

BASIC EARNINGS PER SHARE	$0.27	$0.31	$0.65	$1.10

DILUTED EARNINGS PER SHARE	$0.27	$0.30	$0.65	$1.08

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2004
(in thousands, except share data)
(unaudited)

				Notes
	Common Stock		Additional	Receivable		Retained	Accumulated Other
			Paid-In	from	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Related Parties	Income	(Deficit)	(Loss) Income	Total

Balance, December 31, 2003	8,192,903	$82	$101,279	$(1,167)		$(25,598)	$223	$74,819
Common stock paid for acquisition	35,419	—	494					494
Forgiveness of notes receivable from related parties				584				584
Common stock issued to Principals	72,222	1	848					849
Common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	5,393	—	81					81
Exercise of Options	75,646	1	424					425
Comprehensive income:
Net income					$5,385	5,385		5,385
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					(723)		(723)	(723)
Reclassification adjustment for net gain (loss) included in net income					(301)		(301)	(301)

Comprehensive income					$4,361

Dividends declared						(8,273)		(8,273)

Balance, September 30, 2004	8,381,583	$84	$103,126	$(583)		$(28,486)	$(801)	$73,340

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,385	$5,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	689	1,216
Common stock issued to Principals	849	922
Accretion of net discount and deferred costs	(1,608)	(692)
Loan loss provision	29	42
Gain on sale of mortgage assets	(7,996)	(7,581)
(Gain) loss on mark to market of mortgage assets	(163)	528
(Gain) loss on disposition of real estate owned	(27)	49
Gain on paid-in-full mortgage loans	(19)	—
Purchase of trading securities	(68,988)	(5,058)
Sale of trading securities	—	8,141
Distributions from equity method investees in excess of equity (income) loss	(5)	2,952
Decrease (increase) in accounts receivable	664	(107)
(Increase) decrease in accrued interest receivable	(179)	24
Decrease in notes receivable from related parties	—	813
Decrease (increase) in other assets	285	(371)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,301)	1,325

Net cash (used in) provided by operating activities	(72,385)	7,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held for sale	—	(133)
Purchase of available for sale mortgage securities	(57,303)	(68,645)
Principal payments received on mortgage securities	6,160	1,779
Principal payments received on collateral for CMOs	13,965	20,685
Principal payments received on mortgage loans held for sale	163	56
Proceeds from sale of mortgage assets	46,411	50,227
Proceeds from disposition of real estate owned	44	150
Capital contributions to HDMF-I LLC	(537)	(75)

Net cash provided by investing activities	8,903	4,044

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from reverse repurchase agreements	85,816	44,912
Repayment of CMOs	(13,577)	(45,939)
Payment of dividends	(10,731)	(4,521)
Net proceeds from secondary offering	—	31,486
Repurchase of common stock	—	(241)
Decrease in notes receivable from related parties	584	583
Exercise of stock options	425	—

Net cash provided by financing activities	62,517	26,280

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(965)	38,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,588	10,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,623	$48,707

See notes to condensed consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Organization, Basis of Presentation and Stock-Based Compensation

The interim condensed consolidated financial statements of Hanover Capital Mortgage Holdings, Inc. (“Hanover”) and subsidiaries include the accounts of Hanover and its wholly-owned and equity-owned subsidiaries. These interim condensed consolidated financial statements should be read in conjunction with Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003. The interim condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 2004. The interim results of operations presented are not necessarily indicative of the results for the full year. When necessary, reclassifications have been made to conform to current period presentation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income:
As reported	$2,227	$1,870	$5,385	$5,575
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	—	(4)	(14)

Pro forma	$2,227	$1,870	$5,381	$5,561

Basic earnings per share:
As reported	$0.27	$0.31	$0.65	$1.10

Pro forma	$0.27	$0.31	$0.65	$1.10

Diluted earnings per share:
As reported	$0.27	$0.30	$0.65	$1.08

Pro forma	$0.27	$0.30	$0.65	$1.08

The per share weighted-average fair value of stock options granted was $1.06 for the nine months ended September 30, 2004 and $0.40 for the nine months ended September 30, 2003, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months
	Ended
	September 30,

	2004	2003

Expected life (years)	10	6
Risk-free interest rate	4.70%	3.79%
Volatility	29.51%	27.85%
Expected dividend yield	9.41%	11.03%

There were no options granted for the three months ended September 30, 2004 and 2003.

2.     Mortgage Loans

Mortgage Loans Held for Sale

(dollars in thousands)

	September 30, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$13	$166	$179	$191	$359	$550
Net premium (discount) and deferred costs	—	—	—	(19)	(77)	(96)
Net unrealized loss	—	—	—	(20)	—	(20)

Carrying value of mortgage loans	$13	$166	$179	$152	$282	$434

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans Securitized in Collateralized Mortgage Obligations

(dollars in thousands)

	September 30, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$25,564	$19,166	$44,730	$34,493	$24,213	$58,706
Net premium (discount) and deferred financing costs	278	(109)	169	376	(124)	252
Loan loss allowance	(193)	(230)	(423)	(186)	(221)	(407)

Carrying value of mortgage loans	$25,649	$18,827	$44,476	$34,683	$23,868	$58,551

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized in collateralized mortgage obligations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Balance, beginning of period	$414	$409	$407	$571
Loan loss provision	9	12	29	42
Sales	—	—	—	(185)
Charge-offs	—	(12)	(13)	(19)

Balance, end of period	$423	$409	$423	$409

3.     Mortgage Securities

Mortgage Securities Pledged as Collateral for Reverse Repurchase Agreements

(dollars in thousands)

	Available for Sale

	September 30,	December 31,
	2004	2003

Principal balance of mortgage securities	$95,192	$60,464
Discount	(35,614)	(31,318)

Total amortized cost of mortgage securities	59,578	29,146
Gross unrealized gain	690	1,369
Gross unrealized loss	(1,288)	(708)

Carrying value of mortgage securities	$58,980	$29,807

As of September 30, 2004 and December 31, 2003, the Company had approximately $103,087,000 and $37,882,000, respectively, of trading securities pledged as collateral for reverse repurchase agreements.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Securities, Not Pledged

(dollars in thousands)

	Available for Sale

	September 30,	December 31,
	2004	2003

Principal balance of mortgage securities	$5,161	$26,145
Discount	(2,858)	(11,832)

Total amortized cost of mortgage securities	2,303	14,313
Gross unrealized gain	—	25
Gross unrealized loss	(203)	(463)

Carrying value of mortgage securities	$2,100	$13,875

Summary of All Mortgage Securities by Collateral

(dollars in thousands)

	Available for Sale		Trading

	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$103,087	$37,882
Fixed-Rate Subordinate Mortgage-Backed Securities	25,376	30,601	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities(1)	35,704	13,081	—	—

Carrying value of mortgage securities	$61,080	$43,682	$103,087	$37,882

(1)	Adjustable-Rate Subordinate Mortgage-Backed Securities generally have fixed rates for initial terms of three to ten years.

4.     Notes Receivable from Related Parties

As of September 30, 2004, Hanover had approximately $583,000 of loans outstanding to four of its executive officers (the “Principals”)(dollars in thousands):

	December 31,			September 30,	Interest
	2003	Repayment	Forgiveness	2004	Rate	Maturity Date

Secured by stock	$38	$—	$(38)	$—	6.02%	September 2007
Secured by stock	1,129	—	(546)	583	5.70	September 2007

	$1,167	$—	$(584)	$583

For the nine months ended September 30, 2004, approximately $584,000 of outstanding loans were forgiven and 72,222 shares of the Company’s common stock were earned by, and subsequently transferred to, the Principals pursuant to the Contribution Agreement, dated September 19, 1997 (the “1997 Agreement”) as amended by Amendment No. 1 to Contribution Agreement, dated July 1, 2002 (“Amendment No. 1”) and Amendment No. 2 to Contribution Agreement, dated May 20, 2004 (together, the “Contribution Agreement”). The terms of the Contribution Agreement provide for (i) the transfer of up to 216,667 shares of the Company’s common stock to the Principals and (ii) for the forgiveness of certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to the financial performance of the Company as of specified

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“earn-out measuring dates”. As of July 1, 2004, the second earn-out measuring date, approximately $1,167,000 of loans had been forgiven and 144,444 shares of the Company’s common stock had been earned by the Principals as the return on the Company’s common stock, including dividend distributions, exceeded the target annualized rate of return of 15% for the twenty consecutive trading days immediately preceding each earn-out measuring date (the “Target Rate”). The approximately $583,000 of loans outstanding as of September 30, 2004 could be forgiven and 72,223 shares of the Company’s common stock could be earned by, and subsequently transferred to, the Principals as of any July 1 between 2005 and 2007 if the return on the Company’s common stock exceeds the Target Rate.

Pursuant to the Contribution Agreement, the Company recognized approximately $1,433,000 and $1,505,000 of personnel expense for the nine months ended September 30, 2004 and 2003, respectively, in the accompanying Condensed Consolidated Statements of Income. The 1997 Agreement had been executed in conjunction with the Company’s initial public offering. Amendment No. 1 changed certain terms of the 1997 Agreement that resulted in the recognition of expense for the loan forgiveness and the transfer of shares.

The loans to Principals of approximately $583,000 as of September 30, 2004, recorded as deduction from stockholders’ equity, are secured solely by an aggregate of 38,889 shares of Hanover’s common stock owned by the Principals and are otherwise nonrecourse to the Principals.

5.     Reverse Repurchase Agreements

Information pertaining to individual reverse repurchase agreement lenders as of September 30, 2004 is summarized as follows (dollars in thousands):

		December 31,	Net	September 30,
	Maximum	2003	(Paydown)	2004	Underlying
Lender	Borrowing	Balance	Advance	Balance	Collateral	Type of Collateral

Lender A (committed)	$20,000	$5,358	$5,690	$11,048	$18,461	Retained CMO Securities, Mortgage Securities
Lender B		4,680	(4,139)	541	1,067	Mortgage Securities
Lender C		2,266	1,247	3,513	5,168	Mortgage Securities
Lender D		39,925	68,958	108,883	113,718	Mortgage Securities
Lender E		225	158	383	593	Mortgage Securities
Lender F		2,013	7,052	9,065	12,331	Mortgage Securities
Lender G		933	974	1,907	3,514	Mortgage Securities
Lender H		—	943	943	1,248	Mortgage Securities
Lender I		—	2,734	2,734	4,513	Mortgage Securities
Lender J		—	2,199	2,199	3,392	Mortgage Securities

Total		$55,400	$85,816	$141,216	$164,005

As of September 30, 2004, the weighted-average borrowing rate on the Company’s reverse repurchase agreements was 2.21%. With the exception of the first facility listed, all of the reverse repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on April 25, 2005.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Derivative Instruments

Interest Rate Caps (Freestanding Derivatives)

From time to time the Company buys interest rate caps when it finances fixed-rate assets with floating-rate reverse repurchase agreements and CMOs. As of September 30, 2004, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized approximately $118,000 and $289,000 of losses for the three and nine months ended September 30, 2004, respectively, in the accompanying Condensed Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. All of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of September 30, 2004, the fair value of the Company’s interest rate caps, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet, was approximately $154,000.

Forward Sales of Agency Securities (Freestanding Derivatives)

For the nine months ended September 30, 2004, the Company entered into forward sales of government agency guaranteed securities, known as Agency securities, to manage the exposure to changes in the value of securities classified as trading securities. The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of Agency securities. The Company does not attempt to hedge changes in the credit quality of individual assets. The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Condensed Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of other income (loss) in the accompanying Condensed Consolidated Statements of Income. The Company realized approximately $531,000 of net income and approximately $327,000 of net loss, respectively, on these freestanding derivatives for the three and nine months ended September 30, 2004. As of September 30, 2004, the Company had a liability of approximately $385,000, recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheet.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Stockholders’ Equity and Earnings Per Share

Common Stock Issued and Outstanding

The activity in common stock issued and outstanding is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Beginning of period
Issued and outstanding	8,228,322	4,503,126	8,192,903	4,474,222

Activity
Shares repurchased	—	—	—	(31,276)
Shares issued:
Options exercised	75,646	—	75,646	—
Common stock paid for acquisition	—	—	35,419	60,180
Common stock issued to Principals	72,222	72,222	72,222	72,222
Common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	5,393	—	5,393	—
Secondary offering	—	3,450,000	—	3,450,000

Net Activity	153,261	3,522,222	188,680	3,551,126
End of period
Issued and outstanding	8,381,583	8,025,348	8,381,583	8,025,348

Earnings Per Share

   (dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic earnings per share:
Net income (numerator)	$2,227	$1,870	$5,385	$5,575

Weighted-average common shares outstanding (denominator)	8,332,950	6,120,457	8,257,118	5,046,728

Basic earnings per share	$0.27	$0.31	$0.65	$1.10

Diluted earnings per share:
Net income (numerator)	$2,227	$1,870	$5,385	$5,575

Weighted-average common shares outstanding	8,332,950	6,120,457	8,257,118	5,046,728
Add: Incremental shares from assumed conversion of stock options	52,466	168,670	66,815	124,699

Diluted weighted-average shares outstanding (denominator)	8,385,416	6,289,127	8,323,933	5,171,427

Diluted earnings per share	$0.27	$0.30	$0.65	$1.08

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Supplemental Disclosures for Statements of Cash Flows
          (dollars in thousands, except share data)

	Nine Months Ended
	September 30,

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$300	$139

Interest	$2,751	$3,429

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
5,393 shares of common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	$81	$—

35,419 shares of common stock paid for acquisition	$494	$—

60,180 shares of common stock paid for acquisition	$—	$458

Transfer of mortgage loans to real estate owned, net	$—	$75

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2004 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$4,039	$3	$—	$(106)	$3,936
Interest expense	1,151	13	94	(106)	1,152

Net interest income	2,888	(10)	(94)	—	2,784
Loan loss provision	9	—	—	—	9

Net interest income after loan loss provision	2,879	(10)	(94)	—	2,775
Gain on sale of mortgage assets	2,424	—	—	—	2,424
Gain on mark to market of mortgage assets	1,446	—	—	—	1,446
Due diligence fees	—	1,558	—	—	1,558
Loan brokering and advisory services	—	8	494	(2)	500
Assignment fees	—	596	—	—	596
Technology	—	—	974	—	974
Other loss	(2,863)	7	74	(19)	(2,801)

Total revenues	3,886	2,159	1,448	(21)	7,472

Total expenses	1,410	2,289	1,695	(21)	5,373

Operating income	2,476	(130)	(247)	—	2,099
Equity in income of HDMF-I LLC	46	—	—	—	46

Income before income tax benefit	2,522	(130)	(247)	—	2,145
Income tax benefit	—	(78)	(4)	—	(82)

NET INCOME	$2,522	$(52)	$(243)	$—	$2,227

	Three Months Ended September 30, 2003 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$2,768	$5	$6	$(69)	$2,710
Interest expense	969	7	62	(69)	969

Net interest income	1,799	(2)	(56)	—	1,741
Loan loss provision	12	—	—	—	12

Net interest income after loan loss provision	1,787	(2)	(56)	—	1,729
Gain on sale of mortgage assets	2,454	—	—	—	2,454
Loss on mark to market of mortgage assets	(536)	(4)	—	4	(536)
Due diligence fees	—	1,818	—	—	1,818
Loan brokering and advisory services	—	211	1,016	(192)	1,035
Assignment fees	—	711	—	—	711
Technology	—	—	237	—	237
Other income	(15)	10	49	(2)	42

Total revenues	3,690	2,744	1,246	(190)	7,490

Total expenses	1,079	2,378	2,194	(193)	5,458

Operating income	2,611	366	(948)	3	2,032
Equity in income of HDMF-I LLC	—	—	—	—	—

Income before income tax provision	2,611	366	(948)	3	2,032
Income tax provision	6	154	2	—	162

NET INCOME	$2,605	$212	$(950)	$3	$1,870

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2004 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$10,434	$6	$—	$(277)	$10,163
Interest expense	2,808	47	230	(277)	2,808

Net interest income	7,626	(41)	(230)	—	7,355
Loan loss provision	29	—	—	—	29

Net interest income after loan loss provision	7,597	(41)	(230)	—	7,326
Gain on sale of mortgage assets	7,996	—	—	—	7,996
Gain on mark to market of mortgage assets	163	—	—	—	163
Due diligence fees	—	4,667	—	—	4,667
Loan brokering and advisory services	—	8	1,892	(6)	1,894
Assignment fees	—	1,891	—	—	1,891
Technology	—	—	1,599	—	1,599
Other loss	(3,167)	21	237	(53)	(2,962)

Total revenues	12,589	6,546	3,498	(59)	22,574

Total expenses	5,503	6,849	5,033	(59)	17,326

Operating income	7,086	(303)	(1,535)	—	5,248
Equity in income of HDMF-I LLC	5	—	—	—	5

Income before income tax benefit	7,091	(303)	(1,535)		5,253
Income tax benefit	—	(128)	(4)	—	(132)

NET INCOME	$7,091	$(175)	$(1,531)	$—	$5,385

	Nine Months Ended September 30, 2003 (dollars in thousands)

	Hanover Capital	Hanover Capital
	Mortgage Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

REVENUES:
Interest income	$7,710	$14	$25	$(212)	$7,537
Interest expense	3,242	21	191	(212)	3,242

Net interest income	4,468	(7)	(166)	—	4,295
Loan loss provision	42	—	—	—	42

Net interest income after loan loss provision	4,426	(7)	(166)	—	4,253
Gain on sale of mortgage assets	7,212	—	—	369	7,581
Loss on mark to market of mortgage assets	(528)	4	—	(4)	(528)
Due diligence fees	—	4,570	—	—	4,570
Loan brokering and advisory services	—	494	2,690	(805)	2,379
Assignment fees	—	1,955	—	(30)	1,925
Technology	—	—	2,049	—	2,049
Other income	(36)	47	138	(2)	147

Total revenues	11,074	7,063	4,711	(472)	22,376

Total expenses	4,683	6,671	5,625	(465)	16,514

Operating income	6,391	392	(914)	(7)	5,862
Equity in loss of HDMF-I LLC	(41)	—	—	—	(41)

Income before income tax provision	6,350	392	(914)	(7)	5,821
Income tax provision	52	190	4	—	246

NET INCOME	$6,298	$202	$(918)	$(7)	$5,575

10.     Subsequent Events

On November 8, 2004, the Board of Directors declared a $0.30 per share cash dividend for the quarter ended September 30, 2004 to be paid on December 6, 2004 to stockholders of record as of November 22, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including without limitation matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a specialty finance company organized in June 1997 as a REIT. As of September 30, 2004, we had two principal consolidated subsidiaries, HCP and HT.

Hanover’s primary business is to invest in mortgage-backed securities that bear significant credit risk with the objective of earning high returns on our portfolio. Our portfolio is comprised of subordinate mortgage-backed securities, which we refer to as subordinate MBS, and mortgage loans held as collateral for collateralized mortgage obligations, which we refer to as CMOs. Our subordinate MBS are purchased directly from large Wall Street dealers and are structured as private placements. Our CMOs were created through our securitization of purchased mortgage loans whereby our senior mortgage-backed securities were sold and our subordinate mortgage-backed securities were retained. When we purchase subordinate mortgage-backed securities our balance sheet reflects only the amount of our investment but when we purchase loans and subsequently securitize them, under current accounting guidance for transfers accounted for as secured borrowings, the CMO collateral and related CMO liability will be reflected in our balance sheet. Although the balance sheet presentation will be different, the net economic result of attaining our credit risk position, by the purchase of subordinate MBS or securitization, is similar in that we have a credit leveraged position in mortgage assets. This difference in balance sheet presentation can be seen in the table below. As of September 30, 2004, our net equity of approximately $4,624,000 invested in CMOs represents mortgage loans with principal balances totaling $44,730,000, while our net equity of approximately $21,545,000 invested in purchased subordinate securities (generally, the total available for sale securities on our balance sheet) represents total mortgage loans with principal balances totaling over $21 billion.

As of September 30, 2004, our mortgage-related assets are as follows (dollars in thousands):

	Principal	Carrying		Net
	Balance	Value	Financing	Equity

Mortgage loans:
Held for sale	$179	$179	$—	$179
Collateral for CMOs	44,730	44,476	39,852	4,624
Subordinate mortgage securities — available for sale:
Pledged	95,192	58,980	39,535	19,445
Not pledged	5,161	2,100	—	2,100

Total subordinate mortgage securities	100,353	61,080	39,535	21,545
Agency mortgage securities — trading:
Pledged	101,901	103,087	100,364	2,723

Total mortgage-related assets	$247,163	$208,822	$179,751	$29,071

The mortgage loans that comprise our risk position are generally prime single-family mortgage loans. These loans are primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae and Freddie Mac. We seek to actively manage our credit position both through pre-purchase analysis, ongoing surveillance and through sales from our portfolio. While our primary risk is credit risk, we are subject to other risks including interest rate risk and prepayment risk.

We also operate two other businesses, HCP and HT, which have a much smaller impact on our results than our principal portfolio. HCP provides mortgage loan consulting and due diligence services and HT provides loan brokering and technology services. Hanover also invests in HDMF-I which manages Hanover and non-Hanover investments in other mortgage products.

Dividend Policy

Hanover operates as a REIT and is required to pay dividends equal to at least 90% of its REIT taxable income. The current policy of our Board of Directors is to annually pay four quarterly dividends that represent management’s estimate of Hanover’s REIT taxable income. Hanover’s REIT taxable income is primarily generated by its investment portfolio of subordinate MBS and CMOs. Hanover’s per share dividend rate is determined in the first quarter of each taxable year and, in general, would be the amount expected to be paid for each of the four quarters of the taxable year. To the extent that our GAAP earnings exceed this rate, a special dividend would be considered after the close of the taxable year. In all cases, the required 90% of REIT taxable income would be paid under our current policy.

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

Mortgage Securities — Our mortgage securities are designated as either available for sale, trading or held to maturity. Mortgage securities designated as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Mortgage securities designated as trading are reported at estimated fair value. Gains and losses resulting from changes in fair value are recorded as income or expense and included in earnings. Mortgage securities classified as held to maturity are carried at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. Because our assets are generally not traded on a national securities exchange or national automated quotation system and prices are therefore not readily ascertainable, complex cash flow modeling is performed in determining their estimated fair value. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. In using cash-flow analysis to determine fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. As a result, a high degree of judgment is required in determining the assumptions used in the cash flow analysis. Assumptions are reviewed in light of market expectations adjusted by our experience. Such assumptions directly impact the fair values of our securities and their effective yields. To the extent that management’s assumptions do not reflect market expectations, the value of our portfolio may be adversely impacted.

Revenue Recognition — We recognize revenue from due diligence contracts in progress and long-term technology consulting contracts as they are earned. To calculate what percentage of the total revenue of a contract has been earned, management must make estimates. As the majority of these revenues relate to services performed, such estimates may include the amount of time spent by individuals in relation to the aggregate amount of time required to complete the contract, the evaluation of both quantitative and qualitative criteria as agreed to and maintained in the contract and possibly regulations set forth by the government should the contract be with an agency of the Federal government.

We recognize revenue from loan brokering and advisory services when the transactions fund, at which time we earn our fees.

Results of Operations

The following table presents our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net interest income	$2,784	$1,741	$7,355	$4,295
Loan loss provision	(9)	(12)	(29)	(42)
Gain on sale of mortgage assets	2,424	2,454	7,996	7,581
Gain (loss) on mark to market of mortgage assets	1,446	(536)	163	(528)
Due diligence fees	1,558	1,818	4,667	4,570
Loan brokering and advisory services	500	1,035	1,894	2,379
Assignment fees	596	711	1,891	1,925
Technology	974	237	1,599	2,049
Other income (loss)	(2,801)	42	(2,962)	147

Total revenues	7,472	7,490	22,574	22,376
Total expenses	5,373	5,458	17,326	16,514

Operating income	2,099	2,032	5,248	5,862
Equity in income (loss) of HDMF-I LLC	46	—	5	(41)

Income before income tax (benefit) provision	2,145	2,032	5,253	5,821
Income tax (benefit) provision	(82)	162	(132)	246

Net income	$2,227	$1,870	$5,385	$5,575

Basic earnings per share	$0.27	$0.31	$0.65	$1.10

Diluted earnings per share	$0.27	$0.30	$0.65	$1.08

Dividends declared per share	$0.30	$0.30	$1.00 (1)	$0.75 (2)

(1)	Includes $0.40 special dividend declared, paid and taxable in the first quarter of 2004.

(2)	Includes $0.15 special dividend declared, paid and taxable in the first quarter of 2003.

Quarterly Highlights

We recorded net income for the quarter ended September 30, 2004 of approximately $2,227,000 or $0.27 per share based on 8,385,416 diluted weighted-average common shares outstanding compared to net income of approximately $1,870,000 or $0.30 per share based on 6,289,127 diluted weighted-average common shares outstanding for the third quarter 2003. We recorded net income for the nine months ended September 30, 2004 of approximately $5,385,000 or $0.65 per share based on 8,323,933 diluted weighted-average common shares outstanding compared to net income of approximately $5,575,000 or $1.08 per share based on 5,171,427 diluted weighted-average common shares outstanding for the same period in 2003. Total revenues for the quarter ended September 30, 2004 were approximately $7,472,000 compared to approximately $7,490,000 previously reported for the same period in 2003. Total revenues for the nine months ended September 30, 2004 were approximately $22,574,000 compared to approximately $22,376,000 previously reported for the same period in 2003.

The Board of Directors declared a third quarter dividend of $0.30 per share on November 8, 2004 to be paid on December 6, 2004 to stockholders of record as of November 22, 2004.

Net Interest Income

Net interest income before loan loss provision increased to approximately $2,784,000 for the quarter ended September 30, 2004 compared to approximately $1,741,000 for the same period in 2003, an increase of $1,043,000 or 60%. Net interest income before loan loss provision increased to approximately $7,355,000 for the nine months ended September 30, 2004 compared to approximately $4,295,000 for the same period in 2003, an increase of $3,060,000 or 71%. Net interest income before loan loss provision for the quarter ended September 30, 2004 also increased approximately $496,000 or 22% compared to the quarter ended June 30, 2004. The increase in net interest income before loan loss provision was primarily due to an increase in the average balance of assets invested in our subordinate MBS and Agency-issued MBS portfolios. One of our primary goals is the continued growth in net interest income by increasing the average balance of assets invested in subordinate MBS. The graph below illustrates our recent progress towards this goal:

Carrying Value of Subordinate MBS

The following table provides details of net interest income and loan loss provision for interest earning assets as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	Net	Loan	Net	Loan	Net	Loan	Net	Loan
	Interest	Loss	Interest	Loss	Interest	Loss	Interest	Loss
	Income	Provision	Income	Provision	Income	Provision	Income	Provision

CMO collateral	$188	$(9)	$319	$(12)	$669	$(29)	$1,099	$(42)
Agency-issued MBS	890	—	369	—	1,662	—	544	—
Subordinate MBS	1,670	—	982	—	4,829	—	2,395	—
Other	36	—	71	—	195	—	257	—

Total net interest income	$2,784	$(9)	$1,741	$(12)	$7,355	$(29)	$4,295	$(42)

Gain On Sale and Mark to Market of Mortgage Assets and Other Income (Loss)

Our results for the three months ended September 30, 2004 include a gain on sale of mortgage assets of approximately $2,424,000 compared to approximately $2,454,000 for the same period in 2003. During the three months ended September 30, 2004, we sold approximately $31,599,000 principal balance of subordinate MBS as compared to sales of approximately $13,375,000 principal balance of subordinate MBS during the same period in 2003.

Our results for the nine months ended September 30, 2004 include a gain sale of mortgage assets of approximately $7,996,000 compared to approximately $7,581,000 for the same period in 2003. During the nine months ended September 30, 2004, we sold approximately $76,540,000 principal balance of subordinate MBS as compared to sales of approximately $25,895,000 principal balance of subordinate MBS during the same period in 2003. We cannot assure you that we will be able to recognize gain on sale in the future.

Our purchased subordinate MBS portfolio is primarily comprised of non-investment-grade securities. These securities are generally purchased at a substantial discount to their principal balance to reflect their inherent credit risk. To the extent that actual losses on the mortgage asset are less than the discount, the discount provides a yield enhancement. We seek to reduce credit risk by actively monitoring our portfolio for delinquency trends and due to such monitoring we expect, from time to time, to sell a security in order to mitigate potential losses. Gains or losses from these sales will be impacted by the level of interest rates as well as the prepayment speeds and credit performance on the loans underlying the subordinate MBS. In general, higher interest rates and lower prepayment speeds will reduce the prices for subordinate MBS sold.

For the three and nine months ended September 30, 2004, we recognized mark to market gains on Agency-issued MBS classified as trading securities in the accompanying Condensed Consolidated Statements of Income. However, these mark to market gains on trading securities are substantially economically offset by the total of net interest income from these investments and losses from forward sales of like kind securities classified as freestanding derivatives used to manage the exposure to changes in the value of such trading securities. We attempt to fully economically hedge our trading securities portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our freestanding derivatives. Our trading securities are utilized for certain balance sheet requirements.

The table below reflects the net economic impact of our Agency-issued MBS position for the quarter ended September 30, 2004:

Net interest income	$890,000
Gain on mark to market of mortgage assets	1,697,000
Other loss (forward sales)	(2,743,000)

$(156,000)

We believe that the net economic impact of our Agency-issued MBS position provides useful information to investors because it provides information not readily apparent from our Condensed Consolidated Statement of Income.

Other Revenue

Revenue from due diligence fees, loan brokering and advisory services, assignment fees and technology totaled approximately $3,628,000 and $10,051,000 for the three and nine months ended September 30, 2004 as compared to approximately $3,801,000 and $10,923,000 for the same periods in 2003. The major changes within these components of other revenue were in technology, which increased to approximately $974,000 for the three months ended September 30, 2004 from approximately $237,000 for the same period in 2003, but decreased from approximately $2,049,000 for the nine months ended September 30, 2003 to approximately $1,599,000 for the same period in 2004, and loan brokering and advisory services, which decreased to approximately $500,000 and $1,894,000 for the three and nine months ended September 30, 2004 from approximately $1,035,000 and $2,379,000 for the same periods in 2003. These revenues are transaction driven and thus tend to exhibit volatility in period to period comparisons.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Increase/			Increase/
	2004	2003	(Decrease)	2004	2003	(Decrease)

Personnel	$2,208	$2,295	$(87)	$8,222	$8,198	$24
Subcontractor	976	1,109	(133)	3,153	2,982	171
Legal and professional	749	374	375	2,156	1,149	1,007
General and administrative	348	675	(327)	1,182	1,509	(327)
Depreciation and amortization	250	438	(188)	689	1,216	(527)
Technology	404	65	339	642	186	456
Other	236	127	109	585	356	229
Occupancy	135	110	25	379	346	33
Travel and entertainment	67	265	(198)	318	572	(254)

Total expenses	$5,373	$5,458	$(85)	$17,326	$16,514	$812

Operating expenses for the three months ended September 30, 2004 of approximately $5,373,000 were slightly lower than the approximately $5,458,000 for the same period in 2003. The major changes within operating expenses were in legal and professional fees which increased to approximately $749,000 for the quarter ended September 30, 2004 compared to approximately $374,000 for the same quarter in 2003 and technology which increased to approximately $404,000 for the quarter ended September 30, 2004 compared to approximately $65,000 for the same quarter in 2003. Legal and professional fees totaled approximately $2,156,000 over the nine months ended September 30, 2004 an increase from approximately $1,149,000 for the same period in 2003. Technology expenses were approximately $642,000 for the nine months ended September 30, 2004 an increase from approximately $186,000 for the same period in 2003. Legal and professional fees increased primarily due to increased audit and consulting expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Technology expenses increased as a result of contract implementation. The notable decrease in expenses in general and administrative, which decreased to approximately $348,000 for the quarter ended September 30, 2004 from approximately $675,000 for the same period in 2003, was primarily the result of approximately $300,000 of bad debt expense incurred in the third quarter of 2003 which was not repeated in the comparable 2004 period. The decrease in depreciation and amortization expenses from approximately $438,000 and approximately $1,216,000 for the three and nine months ended September 30, 2003 to approximately $250,000 and approximately $689,000 for the same periods in 2004 were due to the completion in 2003 of the amortization of the original development of our proprietary mortgage loan trading platform.

We expect that our legal and professional expenses will continue to be somewhat higher as a result of the continued costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. However, to the extent that we raise additional capital, which is one of our primary goals, total operating costs should decline in comparison to total capital.

Credit Performance

Hanover’s primary risk in its investment portfolio is credit risk on the loans that underlie the subordinate MBS. These loans are all prime residential loans. As of September 30, 2004, the total portfolio of loans underlying the subordinate MBS consisted of 43,763 loans with a total principal balance of approximately $21.7 billion. These loans have a weighted-average current loan-to-value ratio of approximately 62% and a weighted-average credit score at origination of approximately 738. Additionally, owner-occupied residences secure approximately 95.4% of the loans and approximately 99.3% of the properties are single-family residences. Total losses for 2004 on our portfolio have been negligible. As of September 30, 2004, loans 90 or more days past due totaled 0.01% of our portfolio, with 0.00% in foreclosure or that have become real estate owned.

Nationwide, in our view, prime quality mortgage loans continue to exhibit stable to marginally lower levels of serious delinquencies, which are defined as loans that are 90 or more days past due or in foreclosure. According to the Mortgage Bankers Association, serious delinquencies totaled 2.40% of all prime mortgage loans in the second quarter of 2004, representing a decline of 20 basis points from the second quarter of 2003. Prime loans in foreclosure totaled 0.49% in the second quarter of 2004, a reduction of 4 basis points from the second quarter of 2003.

On a national level, in our view, housing prices have continued to remain strong. According to the most recent Office of Federal Housing Enterprise Oversight (OFHEO) statistics, average U.S. home prices increased 9.36% from the second quarter of 2003 through the second quarter of 2004. Regionally, the strongest housing price appreciation was a 15.73% gain in the Pacific region followed by an 11.15% rise in the Middle Atlantic States. The slowest appreciation in housing prices was in the West South Central and East South Central regions, with 3.83% and 4.01% respective gains.

Liquidity and Capital Resources

We have approximately $31,623,000 in cash and cash equivalents as of September 30, 2004. Our internal liquidity guideline impacts the amount of cash and cash equivalents we retain. On September 29, 2004 the guideline was amended to reduce the liquidity requirement for a fully economically hedged Agency-issued MBS position making approximately $10,000,000 in additional funds available for investment.

We expect to meet our future short-term and long-term liquidity requirements generally from our existing working capital, cash flow provided by operations, reverse repurchase agreements and other possible sources of longer-term financing, including CMOs and real estate mortgage investment conduits. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the long-term. However, we have exposure to market-driven liquidity events due to the short-term reverse repurchase financing we have in place against our MBS. If a significant decline in the market value of our portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments or incur debt to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of September 30, 2004, we had one $20 million committed reverse repurchase line of credit with approximately $8,952,000 available and nine uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure you that we will be successful in obtaining such additional financing on favorable terms, if at all.

We intend to access the capital markets in 2004 or early 2005 to raise additional capital. Any new capital raised will be used primarily to invest in subordinate MBS.

Taxable Income

Our taxable income for the quarter ended September 30, 2004 is estimated at approximately $3,252,000. Taxable income differs from GAAP net income due to various recurring and one-time GAAP to tax differences. The following table details the major GAAP to tax differences in arriving at the estimated taxable income (dollars in thousands):

GAAP net income	$2,227
GAAP gain on sale of mortgage securities	(1,009)
Tax gain on sale of mortgage securities	2,376
Loan loss provision, net of realized losses	9
Loss in subsidiaries not included in taxable income	296
Bonus expense, net of payments	(78)
Deduction for tax for exercise of non-qualified stock options	(536)
Other	(33)

Estimated taxable income	$3,252

We believe that estimated taxable income provides useful information to investors because it provides information relating to our dividends and REIT status.

As a REIT, we are required to pay dividends amounting to 85% of each year’s taxable ordinary income and 95% of the portion of each year’s capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, a REIT generally passes through substantially all of its earnings to stockholders without paying Federal income tax at the corporate level.

If we fail to qualify as a REIT in any taxable year and certain relief provisions of the Internal Revenue Code of 1986, as amended do not apply, we will be subject to Federal income tax as a regular, domestic corporation, and our stockholders will be subject to tax in the same manner as stockholders of a regular corporation. Distributions to our stockholders in any year in which we fail to qualify as a REIT would not be deductible by us in computing our taxable income. As a result, we could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to our stockholders. Further, we could also be disqualified from re-electing REIT status for the four taxable years following the year during which we became disqualified. At the same time, complying with REIT requirements may limit our ability to hedge our risks, or enter into otherwise attractive investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risks are credit and interest rate risk retained in our investment portfolio. To a much lesser extent, our non-investment portfolio activities retain general business cycle and competition risks.

Credit Risk

Our primary risk inherent in our portfolio is the credit risk retained on the mortgage loans that underlie the subordinate MBS portfolio and our net equity in CMOs. We seek to mitigate credit risk in our portfolio by investing primarily in subordinate MBS that are backed by prime residential mortgages, by pre-purchase analysis and active portfolio management. As of September 30, 2004, the total portfolio of loans underlying the subordinate MBS consisted of 43,763 loans with a total principal balance of approximately $21.7 billion. These loans had a weighted-average current loan-to-value ratio of approximately 62% and a weighted-average credit score at origination of approximately 738. Additionally, owner-occupied residences secure approximately 95.4% of the loans and approximately 99.3% of the properties are single-family residences. Total losses for 2004 on our portfolio have been negligible. As of September 30, 2004, loans 90 or more days past due totaled 0.01% of our portfolio, with 0.00% in foreclosure or that have become real estate owned.

Interest Rate Sensitivity

Changes in interest rates can have multiple effects on the performance of a portfolio of mortgage-related assets. These effects include changes in net interest income, changes in carrying values, impairment charges and potential liquidity problems.

Changes in net interest income will result from interest rate fluctuations when the asset and related liability have different durations or different methods of interest rate calculation. In the first example, a portfolio with long-term fixed assets financed with short-term liabilities will experience a decline in net interest income when rates increase as interest expenses increase and interest income remains stable. In the second example, net interest income will fluctuate in a portfolio even if the duration of the assets and liabilities are similar if the interest income and interest expense move based on different indexes.

A second risk of changes in interest rates is the change in value of assets that result from changes in interest rates. For example, a portfolio of long-term fixed rate assets will generally decline in price as interest rates increase. This price decline can cause impairment which could result in a decline in net equity or a decline in net earnings. There is also liquidity risk to the extent that assets which are financed lose value as a result of interest rate increases. In this case, the lender may require additional cash to support the loan which could cause liquidity issues for the borrower.

A third impact of interest rates on mortgage-related portfolios is the changes in pre-payment speeds that result from changes in interest rates. In general, in a mortgage portfolio, as interest rates increase pre-payments will decline and as interest rates decrease pre-payments will increase. The change in pre-payment speed has a direct impact on the value of the mortgage asset. In general, assets owned at a discount will increase in value as pre-payment speeds increase and the investor will be repaid sooner. Assets will decline in value as pre-payment speeds decrease and the investor has to wait longer for repayment. Assets owned at a premium will, in general, act in the opposite direction gaining value as pre-payment speeds decrease and losing value as pre-payment speeds increase.

Hanover’s mortgage portfolio consists of three primary investments: subordinate MBS, Agency-issued MBS, and mortgages structured into CMO assets and corresponding CMO liabilities. Hanover approaches interest rate risk management based on the type of portfolio.

     Subordinate MBS Portfolio

The subordinate MBS portfolio is, in general, a portfolio with long-term assets financed by short-term liabilities. Hanover uses a combination of low leverage and interest rate caps to reduce the interest rate risk on this portfolio. As of September 30, 2004, the portfolio of subordinate MBS had a carrying value of approximately $61,080,000 financed with approximately $39,535,000 of reverse repurchase agreements and supported by approximately $21,545,000 in equity. This low debt-to-equity ratio of 1.83 to 1 means that changes in net interest income as a result of changes in the cost of borrowings will be much less than for a more highly leveraged portfolio. In addition, Hanover maintains interest rate cap agreements that provide income should interest rates rise above the strike price. As of September 30, 2004, we had the following interest rate caps in effect which economically hedge both the subordinate MBS and CMO portfolios. (dollars in thousands):

Notional
Amount	Index	Strike %	Maturity Date	Accounting Designation

$27,500	1 Month LIBOR	5.00%	October 2006	Freestanding Derivative
20,000	1 Month LIBOR	6.00%	November 2008	Freestanding Derivative

$47,500

The interest rate caps provide an economic hedge of our cost of funds for interest rates that exceed the strike rate, subject to the limitation of the notional amount of financing. The primary risk associated with interest rate caps relates to interest rate increases. As of September 30, 2004, the fair value of our interest rate caps was approximately $154,000, which is also the maximum potential loss exposure due to unfavorable market movements.

Agency-issued MBS Portfolio

Hanover had an Agency-issued MBS portfolio with a carrying value of approximately $103,087,000 as of September 30, 2004 financed with $100,364,000 in reverse repurchase agreements. This portfolio is maintained for regulatory purposes and is fully economically hedged to reduce the risk of holding the portfolio. The portfolio is economically hedged by selling short Agency-issued MBS that are similar to the required long position.

The primary risk associated with short-selling Agency-issued mortgage securities relates to changes in interest rates. Generally, as market interest rates increase, the market value of the economically hedged asset (fixed-rate mortgage loans) will decrease. The net effect of increasing interest rates will generally be favorable or a gain on settlement of the forward sale of the Agency-issued security; this gain should offset a corresponding decline in the value of the economically hedged assets. Conversely, if interest rates decrease, the market value of the economically hedged asset will generally increase. The net effect of decreasing interest rates will generally be an unfavorable or loss settlement on the forward sale of the Agency-issued security; this loss should be offset by a corresponding gain in value of the economically hedged assets. To mitigate interest rate risk, an effective matching of Agency-issued securities with the economically hedged assets needs to be monitored closely. Senior management monitors the changes in weighted-average duration and coupons of the economically hedged assets and attempts to appropriately adjust the amount, duration and coupon of future forward sales of Agency-issued securities.

     Securitized CMO Portfolio

There are two phases to the risk and hedging of a securitized CMO portfolio. The first phase is the period when loans are acquired and held prior to securitization. During such time, the risks of holding the unsecuritized loans could be mitigated by a number of potential hedge positions including short selling Agency-issued securities, interest rate caps or swaps, or futures positions as determined by the asset type and the structure of the proposed securitization.

With respect to the matched funding of assets and liabilities, the CMO collateral relating to the 1999-A, 1999-B and 2000-A securitizations reflect approximately $25,564,000 of fixed-rate mortgage loans and approximately $19,166,000 of adjustable-rate mortgage loans. The primary financing for this asset category is the CMO debt of approximately $38,535,000 and reverse repurchase agreements of approximately $1,317,000. The reverse repurchase agreement financing, which is indexed to LIBOR, is subject to interest rate volatility as the reverse repurchase agreement matures and is extended. The financing provided by the CMOs for the 1999-A and 2000-A securitizations lock in long-term fixed financing and thereby eliminates most interest rate risk. The financing for the 1999-B securitization is indexed to LIBOR. Accordingly, we have hedged this interest rate risk through the purchase of an interest rate cap.

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

(b) From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control and which do not have a material effect on our overall internal control. During the third quarter of 2004 we implemented enhancements to our internal control over financial reporting. Although we believe that our pre-existing internal control over financial reporting was effective in enabling us to comply with our disclosure obligations, we documented and formalized certain control procedures that we already had in place. We will continue to evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: November 9, 2004

By:	/s/ J. HOLLY LOUX

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
10.3(1)	Registration Rights Agreement
10.5(1)	Agreement and Plan of Recapitalization
10.6(1)	Bonus Incentive Compensation Plan
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2(6)	Employment Agreement by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Hanover Capital Mortgage Holdings, Inc.
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Hanover Capital Mortgage Holdings, Inc.
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Hanover Capital Mortgage Holdings, Inc.
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

Exhibit	Description

10.15.1(12)	Sublease Agreement dated as of April 2004
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Hanover Capital Mortgage Holdings, Inc.
10.25(1)	Contribution Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Hanover Capital Mortgage Holdings, Inc. and Provident Financial Group, Inc.
10.36.1*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and John A. Burchett, dated as of July 1, 2004
10.36.2*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and John A. Clymer, dated as of July 1, 2004
10.36.3*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Joseph J. Freeman, dated as of July 1, 2004
10.36.4*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Roberta M. Graffeo, dated as of July 1, 2004

Exhibit	Description

10.36.5*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and A. Bradley Howe, dated as of July 1, 2004
10.36.6*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and J. Holly Loux, dated as of July 1, 2004
10.36.8*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Richard J. Martinelli, dated as of July 1, 2004
10.36.9*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and George J. Ostendorf, dated as of July 1, 2004
10.36.12*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and John N. Rees, dated as of July 1, 2004
10.36.13*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and David K. Steel, dated as of July 1, 2004
10.36.14*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and James F. Stone, dated as of July 1, 2004
10.36.15*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and James C. Strickler, dated as of July 1, 2004
10.36.16*	Indemnity Agreement by and between Hanover Capital Mortgage Holdings, Inc. and Irma N. Tavares, dated as of July 1, 2004
16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31.1*	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by J. Holly Loux pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.