Form 10-K
period 2004-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2005-03-31
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐
     The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2004, was $96,765,067.
     The registrant had 8,381,583 shares of common stock outstanding as of March 25, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year, are incorporated by reference into Part III.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
INDEX

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47
PART III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accounting Fees and Services	48
PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
Signatures		50
EX-4.2 Amended and Restated Trust Agreement, dated as of March 15, 2005
EX-4.3 Junior Subordinated Indenture, dated as of March 15, 2005
EX-4.4 Form of Junior Subordinated Note Due 2035, issued March 15, 2005
EX-4.5 Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
EX-10.15.2 Second Amendment to Lease, dated May 14, 2004
EX-10.37 Purchase Agreement, dated February 24, 2005
EX-21 Subsidiaries of Hanover Capital Mortgage Holdings, Inc.
EX-23.1 Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
EX-23.2 Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
EX-31.1 Section 302 Certification of John A. Burchett
EX-31.2 Section 302 Certification of J. Holly Loux
EX-32.1 Section 906 Certification of John A. Burchett
EX-32.2 Section 906 Certification of J. Holly Loux

PART I

ITEM 1.	BUSINESS
This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements to differ materially from future results, performance or achievements. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.
General
Hanover Capital Mortgage Holdings, Inc., which we refer to as “Hanover”, was incorporated in Maryland on June 10, 1997. Hanover is a specialty finance company organized as a real estate investment trust, or “REIT”, pursuant to the Internal Revenue Code of 1986, as amended, which we refer to as the “Code”. Hanover has two primary operating subsidiaries: Hanover Capital Partners Ltd., which we refer to as “HCP”, and HanoverTrade, Inc., which we refer to as “HT”. When we use the terms “we”, “us”, “our” or “the Company”, we are referring to Hanover together with its consolidated subsidiaries, including HCP and HT.
We are engaged in three principal businesses, which are conducted through our three primary operating units: Hanover, HCP and HT. Hanover’s principal business is to generate interest income by investing in subordinate mortgage-backed securities, which we refer to as “Subordinate MBS”, and loans that collateralize mortgage-backed securities, which we refer to as “Mortgage Loans”. We also maintain a portfolio of whole pool Fannie Mae and Freddie Mac mortgage-backed securities, which we refer to as “Agency MBS”, to satisfy certain Investment Company Act of 1940 requirements. HCP’s principal business strategy is to generate non-interest income by providing consulting and outsourcing services, which we refer to as “COS”, for third parties in the mortgage industry, including loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HT’s principal business strategy is to generate non-interest income by providing loan sale advisory services, which we refer to as “LSA”, and technology solutions for third parties in the mortgage industry. We also maintain an equity investment in HDMF-I LLC, which we refer to as “HDMF-I”. HDMF-I was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.
Our principal executive offices are located at 379 Thornall Street, Edison, New Jersey 08837.
Consolidation of Hanover’s Subsidiaries
Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of our Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HCP, HT and Hanover Capital Partners 2, Inc., which we refer to as “HCP-2”, a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HCP, HT and HCP-2. This ownership structure had been established in order to satisfy tax laws governing Hanover’s status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HCP, HT and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HCP, HT and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding common stock of each of HCP, HT and HCP-2, and for periods ending after June 30, 2002, our financial statements reflect the consolidation of the financial statements of Hanover, HCP, HT and HCP-2.
Accordingly, throughout this Annual Report on Form 10-K, we may refer to pro forma results of operations for 2002. Pro forma unaudited results of operations provide financial information for 2002 as if the stock purchase of HCP, HT and HCP-2 had been completed as of January 1, 2002.

Hanover
General
Our primary business objectives are (1) to generate interest income from investments in Subordinate MBS and Mortgage Loans and (2) to generate non-interest income from our operating subsidiaries, HCP and HT. We also maintain a portfolio of Agency MBS to satisfy certain Investment Company Act of 1940 requirements. Subordinate MBS are allocated credit losses on the related pool of mortgage loans before the more senior bonds of the same pool. In other words, any principal losses in the pool of loans will erode the value of our subordinate interests before any losses accrue to the value of more senior interests in the pool. As a result, these securities bear much greater risk than the more senior securities and are generally rated below AAA by the major statistical rating organizations, such as Moody’s Investors Service, Standard & Poor’s Ratings Group or Fitch Investor Service.
In a similar manner, when we buy Mortgage Loans, fund them with collateralized mortgage obligations, which we refer to as “CMOs”, and retain subordinate bonds, we end up with the credit risk on the pool of loans that are the CMO collateral. We intend in the future to attain our credit risk position by the purchase of Subordinate MBS and by the acquisition of Mortgage Loans with subsequent CMO securitizations. When we purchase Subordinate MBS our balance sheet reflects only the amount of our investment but when we purchase Mortgage Loans and subsequently securitize them, under current accounting guidance for transfers accounted for as secured borrowings, the CMO collateral and related CMO liability will be reflected in our balance sheet. Although the balance sheet presentation will be different, the net economic result of attaining our credit risk position, by the purchase of either Subordinate MBS or Mortgage Loans with subsequent securitization, is similar in that we have a credit leveraged position in mortgage assets.
During 2004, we purchased Subordinate MBS with an aggregate principal balance of $122.4 million at a net purchase price of $77.3 million, and we sold Subordinate MBS with an aggregate principal balance of $119.6 million at a net sales price of $75.7 million. The sale of Subordinate MBS during 2004 was primarily in response to market conditions and, to a lesser extent, asset performance. However, because we generally intend to hold our assets for the long term, we do not anticipate that the sale of Subordinate MBS will be a recurring source of income for us.
During 2004, we purchased Agency MBS with an aggregate principal balance of $79.9 million at a net purchase price of $80.1 million.
We also act as an outside management company for real estate investment funds. In this capacity, we provide asset-management services, including due diligence and administrative responsibilities. Currently, we manage the investments of HDMF-I, an entity that primarily invests in sub- and non-performing one-to-four family residential mortgage loans. Our primary objectives in forming HDMF-I were to earn a profit participation while also earning fee income from the related asset management contract. We are currently in discussions with institutional investors to increase the total capital commitments to HDMF-I. We also intend to target other opportunities for us to manage assets for third parties under a similar structure. However, there can be no assurances that we will be successful in raising additional funds to manage.
Current Portfolio Composition
As of December 31, 2004, we had invested, in aggregate carrying value:

•	$40.9 million, or 16.9% of our total assets, in Mortgage Loans;

•	$54.3 million, or 22.4% of our total assets, in Subordinate MBS; and

•	$110.3 million, or 45.5% of our total assets, in Agency MBS.
The composition of mortgage loans and mortgage securities is described in detail in Notes 3 and 4 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Subordinate MBS Purchases
In analyzing Subordinate MBS for purchase, we focus primarily on the lower-rated credit sensitive securities collateralized by pools of prime residential mortgage loans that do not fit into large conduits sponsored by government agencies such as Fannie Mae, Freddie Mac, or the Government National Mortgage Association, commonly referred to as “Ginnie Mae”. Typically, the loans in our Subordinate MBS fail to qualify for these programs because the original principal balance of the mortgage loans exceeds the maximum amount permissible for government agency guaranteed mortgage-backed securities.
The Subordinate MBS that we purchase are generally structured so that they will absorb the credit losses resulting from a specified pool of mortgage loans. As these securities could potentially absorb credit losses, the securities we purchase are generally either not rated or rated below investment grade (generally “BB”, “B” or Non-rated). These securities are generally purchased at a substantial discount to their principal balance. This discount reflects the potential future losses and, to the extent that actual credit losses are less than forecasted, the discount provides a yield enhancement.
We purchase Subordinate MBS primarily from Wall Street dealer firms, although we are also attempting to develop direct relationships with the larger issuers of Subordinate MBS. For the foreseeable future, we believe that there will be an adequate supply of Subordinate MBS available in the market.
We are not dependent on any one source for Subordinate MBS investments because there are a number of regular issuers of such securities. Note 5 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K provides the concentration of our portfolio by issuer. Management believes that the loss of any single financial institution from which we purchase Subordinate MBS would not have a significant detrimental effect on us. However, we cannot assure you that increased competition will not have a negative effect on the pricing of such investments.
By examining the mortgage pool loan data, we estimate a prepayment speed based primarily upon the gross coupon rates and seasoning of the subject pool. We also determine a “base case” default scenario and several alternative scenarios that reflect our estimate of the most likely range of potential losses on the underlying mortgage loans.
After determination of a prepayment speed and a base case default scenario, we model the pool’s cash flow stream and calculate a proposed purchase price as the present value of the base case cash flow stream, discounted by the current market rate for securities with similar product type and credit characteristics. We then examine the yield of the security under various alternative default scenarios and prepayment assumptions and, if necessary, adjust the proposed purchase price so that we will receive an acceptable yield under a variety of possible scenarios.
As of December 31, 2004, we owned $87.5 million in principal balance of Subordinate MBS representing a subordinate interest in an aggregate of approximately $13.7 billion one-to-four family residential mortgage loan pools. The aggregate carrying value of these Subordinate MBS as of December 31, 2004 was $54.3 million.
Hanover Capital Partners Ltd. — Our Consulting and Outsourcing Services
Through our COS operations we provide services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. Our services provided include:

•	Loan due diligence (credit and compliance) on a full range of mortgage products;

•	Quality control reviews of newly originated mortgage loans;

•	Operational reviews of loan origination and servicing operations;

•	Mortgage assignment services;

•	Loan collateral reviews;

•	Loan document rectification; and

•	Temporary staffing services.
HCP also owns a licensed mortgage banker, Hanover Capital Mortgage Corporation, which we refer to as “HCMC”, and a licensed broker-dealer, Hanover Capital Securities, Inc., which we refer to as “HCS”. Neither of these companies currently conducts any material ongoing business.
HanoverTrade, Inc. — Our Loan Sale Advisory (LSA) and Technology Solutions
HT generates income by providing LSA services and technology software solutions to the mortgage industry.
Our LSA operations earn fees by providing brokerage, asset valuation and consulting services. Our brokerage service integrates varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. We also perform market price valuations for a variety of loan products and offer consulting advice on loan product pricing and business strategies.
We earn licensing and related servicing fees by licensing our proprietary software applications to the financial industry. We market web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. We also use the applications to provide servicing rights valuations to clients who do not license our software.
Financing — Repurchase Agreements
We finance purchases of mortgage-related assets with equity and short-term borrowings through agreements where we have sold the mortgage-related asset with a commitment to repurchase the asset at a later date. We call these agreements “Repurchase Agreements”. Generally, upon repayment of each borrowing, the mortgage asset used to secure the borrowing will immediately be pledged to secure a new Repurchase Agreement. As of December 31, 2004, we had one established committed Repurchase Agreement line of credit with a maximum capacity to borrow of $20 million. In addition, we had nine uncommitted Repurchase Agreement lines of credit from various financial institutions.
A Repurchase Agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage-related assets as collateral to secure a short-term loan. Generally, the counterparty to the agreement will loan an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the Repurchase Agreement, we repay the loan and reclaim our collateral or enter into a new Repurchase Agreement. Under Repurchase Agreements, we generally retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.
Our borrowings under Repurchase Agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the Repurchase Agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of Repurchase Agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of Repurchase Agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.
To reduce our exposure to the credit risk of Repurchase Agreements, we enter into such arrangements with several different counterparties. We monitor our exposure to the financial condition of our Repurchase Agreement lenders on a regular basis, including the percentage of our mortgage securities that are the subject of Repurchase Agreements with a single lender. Notwithstanding these measures, we cannot assure you that we will be able to avoid such third party risks.

Our Repurchase Agreement borrowings bear short-term (one year or less) fixed interest rates indexed to the London Interbank Offered Rate Index, often referred to as “LIBOR”, plus a margin of up to 200 basis points depending on the credit of the mortgage-related assets. Generally, the Repurchase Agreements require us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require us to pledge additional collateral to the loan, to repay a portion of the borrowings or to sell assets to reduce the borrowings. However, through our liquidity guidelines (discussed below), we maintain a cash and liquidity position to attempt to mitigate this risk.
Capital Allocation Guidelines (CAG)
We have adopted capital allocation guidelines, which we refer to as “CAG”, to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of our Board of Directors. The CAG are intended to keep our leverage balanced by:

•	matching the amount of leverage to the level of risk (return and liquidity) of each investment; and

•	monitoring the credit and prepayment performance of each investment to adjust the required capital.
This analysis takes into account our various economic hedging and other risk-containment programs discussed below.
Lenders generally require us to deduct a minimum fixed percentage, known as a “haircut”, from the mortgage-related asset to determine the value of the mortgage-related asset for lending purposes pursuant to our Repurchase Agreements. There is some variation in haircut levels among lenders from time to time. From the lender’s perspective, the haircut is a cushion to provide additional protection if the value of our cash flow from an asset pool declines. The size of the haircut depends on the liquidity and price volatility of each investment. Agency MBS are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut, typically 3%. Alternatively, securities rated below “AAA” and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than Agency MBS, which results in a lender requiring a larger haircut (typically between 5% and 50%, depending on the rating). Particular securities that are performing below expectations would also typically require a larger haircut. The haircut for one-to-four family residential mortgage loans will generally range between 5% and 20% depending on the documentation and delinquency characteristics of the pool. Certain mortgage loans may have haircuts which may be negotiated with lenders in excess of 20% due to other attributes of the pool, including delinquencies, aging and liens.
Quarterly Valuation Activity
Each quarter, for financial management and accounting purposes, we undertake a valuation activity known as “mark to market”. This process consists of (1) valuing our security investments and (2) valuing our non-security investments, such as retained interests in securitizations. We value our Subordinate MBS investments at the lower of (a) market quotes obtained from traders who make markets in securities similar in nature to our investments or (b) internal valuations. We obtain the value of our Mortgage Loans and related CMO financing and Agency MBS by using third party valuations.
We subtract the face amount of the financing used for the securities and retained interests from the current market value of the mortgage assets to obtain the current market value of our equity positions. We then compare this value to the required capital as determined by our CAG. If our actual equity falls below the capital required by our guidelines, we must prepare a plan to bring the actual capital above the level required and have the plan approved by the Board of Directors.
Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and our ability to predict or economically hedge the risk of the investments.
As a result of these procedures, the leverage of our balance sheet will change with the performance of our investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to help maintain the maximum acceptable leverage while protecting our capital base. However, our CAG may not successfully achieve these goals.
Risk Management
We believe that our portfolio income is subject to three primary risks: credit risk (including counterparty risk), interest rate risk and prepayment risk. Although we believe we have developed a cost-effective asset/liability management program to provide a level of protection against credit, interest rate and prepayment risks, no strategy can completely insulate us from the effects of credit risk, interest rate changes and prepayments. Further, certain of the Federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to fully hedge our risks.
Credit Risk Management
We attempt to reduce credit risk on our mortgage assets by:

•	reviewing all Subordinate MBS and Mortgage Loans prior to purchase to ensure that they meet our credit guidelines;

•	employing early intervention, aggressive collection and loss mitigation techniques;

•	maintaining appropriate capital and reserve levels; and

•	obtaining representations and warranties, to the extent possible, from originators and issuers of securities.
We do not set specific geographic diversification requirements, although we do monitor the geographic dispersion of the Mortgage Loans and Subordinate MBS to make decisions about adding to or reducing specific concentrations. Concentration in any one geographic area will increase our exposure to the economic and natural hazard risks associated with that area.
When we purchase Mortgage Loans, the credit underwriting process varies depending on the pool characteristics, including seasoning, loan-to-value ratios and payment histories. For a new pool of single-family mortgage loans, a full due diligence review is undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation is obtained. The majority of the work is performed by employees in our COS operations.
In addition to mortgage credit risk, we are also subject to counterparty risk. We attempt to reduce counterparty risk by periodically evaluating the credit worthiness of Subordinate MBS and Repurchase Agreement counterparties.
Prepayment Risk Management
We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.
Interest Rate Risk Management
Interest rate risk management varies depending on the asset class. In general, we attempt to minimize the effect of rising interest rates through asset re-allocation and the use of interest rate caps, match funding and forward sales of Agency MBS.
Subordinate MBS — Our Subordinate MBS portfolio consists of both fixed-rate and adjustable-rate securities. Rising interest rates may both decrease the market value of the Subordinate MBS and increase the cost of Repurchase Agreement financing. In response to increasing short-term interest rates, we have adjusted the asset allocation in our portfolio so that as of December 31, 2004, approximately 51% of our Subordinate

MBS portfolio has interest rates that reset on a monthly basis to one-month LIBOR plus an interest rate margin. We also manage the risk of rising interest rates through the purchase of long-term, out-of-the-money, one-month LIBOR interest rate caps. Increases in one-month LIBOR will decrease our net interest spread until one-month LIBOR reaches the cap strike rate. Once one-month LIBOR is at or above the cap rate, the cap will pay us, on a monthly basis, the difference between the current one-month LIBOR rate and the cap strike rate. We currently own a $20 million cap on one-month LIBOR with a 6% strike rate and a maturity date of November 2008 that we economically associate with our Subordinate MBS portfolio. The amount of the one-month LIBOR cap is determined via analysis of current and projected financing amounts.
A rise in interest rates may also decrease the market value of the Subordinate MBS and thereby cause financing firms to require additional collateral. The risk of our having to meet additional collateral requirements is known as “margin risk”. Margin risk is managed via our liquidity policy, whereby a percentage of the financed amount must be held in cash or cash equivalents, and by the use of one-month LIBOR caps. A rise in interest rates will generally result in an appreciation in the value of the one-month LIBOR caps, although there is no assurance that the change in the value of the one-month LIBOR caps will equal the change in the value of the Subordinate MBS. Additionally, because we have elected to treat the one-month LIBOR caps as freestanding derivatives, the changes in the value of the one-month LIBOR caps must flow through our income statement. This may cause a mismatch in our accounting results as the change in value of the one-month LIBOR caps will be reflected in our income statement while changes in the value of the asset may be reflected as a separate component of stockholders’ equity to the extent such Subordinate MBS have been classified as available for sale securities.
Mortgage Loans — Our Mortgage Loans collateralize two outstanding CMOs, which we refer to as 1999-A and 1999-B, and a securitization which we refer to as 2000-A that is collateralized by certificates from 1999-A and 1999-B.
In the 1999-A CMO, the Mortgage Loan collateral is match funded for both maturity and coupon rate via the issuance of term CMO debt with Hanover retaining only the subordinate certificates. As of December 31, 2004, the 1999-A subordinate certificate balances totaled $4.6 million.
In the 1999-B CMO, the Mortgage Loan collateral is match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt with Hanover retaining only the subordinate certificates. As of December 31, 2004, the 1999-B subordinate certificate balances totaled $3.4 million. The Mortgage Loan collateral for 1999-B is a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as “spread”. To protect the spread we own a cap on one-month LIBOR with a strike rate of 5% and maturity date of October 2006 which we economically associate with our Mortgage Loan portfolio. The notional amount of the cap is $23.5 million until October 2005 and $20 million until October 2006. As we have elected to treat the one-month LIBOR cap as a freestanding derivative, the change in the value of the one-month LIBOR cap must flow through our income statement. This may cause a mismatch in our accounting results as the change in value of the one-month LIBOR cap will be reflected in our income statement while changes in the value of the asset may be reflected in our income statement to the extent its market value declines below its cost.
The retained subordinate certificates from our 1999-A and 1999-B CMOs constitute the collateral for our 2000-A CMO. The 2000-A securitization consists of two groups of certificates, one group collateralized by fixed-rate certificates and the other group collateralized by variable-rate certificates. For each group, the 2000-A bonds match the maturity of the underlying certificates but have a floating rate coupon indexed to one-month LIBOR. As of December 31, 2004, Hanover retained $0.9 million of fixed-rate 2000-A subordinate certificate balances and $5.1 million of variable-rate 2000-A subordinate certificate balances.
Agency MBS — As of December 31, 2004, we owned $110.3 million in carrying value of Fannie Mae and Freddie Mac whole pool fixed-rate MBS of which $99.1 million are financed by one-month Repurchase Agreements. To protect against potential losses due to a rise in interest rates, we have entered into forward commitments to sell a similar amount of to be announced, which we refer to as “TBA”, Fannie Mae and Freddie Mac mortgage-backed securities with the same coupon rates as our Agency MBS.

Costs and Limitations — We believe that we have implemented a cost-effective economic hedging policy to provide an adequate level of protection against interest rate risks. However, maintaining an effective economic hedging strategy is complex, and no economic hedging strategy can insulate us completely from interest rate risks. Moreover, certain REIT rules may limit our ability to fully economically hedge our interest rate risks. We monitor carefully, and may have to limit, economic hedging strategies to assure that we do not violate REIT rules, which could result in disqualification and/or payment of penalties.
In addition, economic hedging involves transaction and other costs, which can increase dramatically as the period covered by the economic hedge increases and also can increase in periods of rising and fluctuating interest rates. Therefore, we may be prevented from effectively economically hedging interest rate risks without significantly reducing our return on equity.
Regulation
HCS is a broker/dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.
Competition
We compete with a variety of institutional investors for the acquisition of mortgage-related assets. These investors include other REITs, investment banking firms, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in mortgage-related assets and other investment assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. While there is generally a broad supply of liquid mortgage securities for companies like us to purchase, we cannot assure you that we will always be successful in acquiring mortgage-related assets that we deem most suitable for us, because of the number of other investors competing for the purchase of these securities. In our non-investment income operations, we compete with a variety of consulting and technology firms.
Employees
As of December 31, 2004, we had 58 full-time employees. We also utilize the services of subcontractors for our COS operations. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements.
Trademarks
We own five trademarks that have been registered with the United States Patent and Trademark Office which expire in May 2007, September 2013, May 2014, June 2014 and September 2014, respectively.
Federal Income Tax Considerations
General
We have elected to be treated as a REIT for Federal income tax purposes, pursuant to the Code. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that we do not qualify as a REIT in any year, we would be subject to Federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders would be reduced. We believe we have satisfied the requirements for qualification as a REIT since commencement of our operations in September 1997. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us or our shareholders. Congress recently enacted legislation that reduced the Federal tax rate on both qualified dividend income and long-term capital gains for individuals to 15% through 2008. Because REITs generally are not subject to corporate income tax, this reduced tax rate does not generally apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

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
These reduced rates could cause shares in non-REIT corporations to be a relatively more attractive investment to individual investors than shares in REITs. The legislation also could have an adverse effect on the market price of our securities.
Requirements for Qualification as a REIT
To qualify for income tax treatment as a REIT under the Code, we must meet certain tests which are described briefly below. We believe that we satisfy all of the requirements to remain qualified as a REIT. However, last year, Congress enacted legislation under which we may be able to avoid being disqualified as a REIT as a result of a failure to satisfy certain of the tests described below provided that we satisfy certain conditions and pay $50,000 to the IRS. We will monitor the legislation enacted last year so that we are positioned to take advantage of the legislation if it were ever found that we had failed a REIT test.
Ownership of Common Stock
For all taxable years after our first taxable year, our shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals, taking into account complex attribution of ownership rules. We are required to maintain records regarding the actual and constructive ownership of our shares, and other information, and to demand statements from persons owning above a certain level of our shares regarding their ownership of shares. We must keep a list of those shareholders who fail to reply to such a demand. We are required to use (and do use) the calendar year as our taxable year for income tax reporting purposes.
Nature of Assets
On the last day of each calendar quarter, we must satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our assets must consist of real estate mortgage loans, certain interests in real estate mortgage loans, real estate, certain interests in real estate, shares (or transferable certificates of beneficial interest) in another REIT, government securities, cash and cash items (the foregoing, “Qualified REIT Assets”). We expect that substantially all of our assets will continue to be Qualified REIT Assets. Second, not more than 25% of our assets may consist of securities that are not Qualified REIT Assets. Third, except as noted below, investments in securities that are not Qualified REIT Assets are further limited as follows: (i) not more than 20% of the value of our total assets can be represented by securities of one or more Taxable REIT Subsidiaries (as defined below), (ii) the value of any one issuer’s securities may not exceed 5% by value of our total assets, (iii) we may not own securities possessing more than 10% of the total voting power of any one issuer’s outstanding voting securities, and (iv) we may not own securities having a value of more than 10% of the total value of any one issuer’s outstanding securities. Clauses (ii), (iii) and (iv) of the third asset test do not apply to securities of a Taxable REIT Subsidiary. A “Taxable REIT Subsidiary” is any corporation in which a REIT owns stock, directly or indirectly, if the REIT and such corporation jointly elect to treat such corporation as a Taxable REIT Subsidiary. The amount of debt and rental payments from a Taxable REIT Subsidiary to a REIT are limited to ensure that a Taxable REIT Subsidiary is subject to an appropriate level of corporate tax.
Last year, Congress enacted legislation under which, in certain circumstances, we may be able to avoid being disqualified as a REIT as a result of a failure to satisfy one or more of the foregoing asset tests provided that we satisfy certain conditions including, in some cases, the payment of an amount equal to the greater of $50,000 or an amount bearing a certain relationship to the particular violation. Notwithstanding the legislation enacted last year, pursuant to our compliance guidelines, we intend to monitor closely the purchase and holding of our assets in order to comply with the foregoing asset tests.
Sources of Income
We must meet the following two separate income-based tests each year:

1. 75% INCOME TEST. At least 75% of our gross income for the taxable year must be derived from certain real estate sources including interest on obligations secured by mortgages on real property or interests in real property. Certain temporary investment income will also qualify under the 75% income test. The investments that we have made and expect to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. 95% INCOME TEST. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. We intend to limit substantially all of the assets that we acquire to assets that can be expected to produce income that qualifies under the 75% Income Test. Our policy to maintain REIT status may limit the types of assets, including hedging contracts and other securities, that we otherwise might acquire.
Distributions
We must distribute to our shareholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gains, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) certain “excess noncash income.” We intend to make distributions to our shareholders in sufficient amounts to meet this 90% distribution requirement.
If we fail to distribute to our shareholders with respect to each calendar year at least the sum of (i) 85% of our REIT ordinary income of the year, (ii) 95% of our REIT capital gain net income for the year, and (iii) any undistributed taxable income from prior years, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.
State Income Taxation
We file corporate income tax returns in various states. These states treat the income of a REIT in a similar manner as for Federal income tax purposes. Certain state income tax laws with respect to REITs are not necessarily the same as Federal law. Thus, differences in state income taxation as compared to Federal income taxation may exist in the future.
Taxation of Hanover’s Shareholders
For any taxable year in which we are treated as a REIT for Federal income tax purposes, amounts distributed by us to our shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for Federal income tax purposes unless properly designated by us as capital gain dividends. Dividends declared during the last quarter of a calendar year and actually paid during January of the immediately following calender year are generally treated as if received by the shareholders on December 31 of the calendar year during which they were declared. Our dividend distributions will not generally be qualified dividend income eligible for the 15% maximum rate applicable to such income received by individuals during the period 2003 through 2008. Our distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of our net operating losses or capital losses. If we designate one or more dividends, or parts thereof, as a capital gain dividend in a written notice to the shareholders, the shareholders shall treat as long-term capital gain the lesser of (i) the aggregate amount so designated for the taxable year or (ii) our net capital gain for the taxable year. Each shareholder will include in his long-term capital gains for the taxable year such amount of our undistributed as well as distributed net capital gain, if any, for the taxable year as is designated by us in a written notice. We will be subject to a corporate level tax on such undistributed gain and the shareholder will be deemed to have paid as an income tax for the taxable year his distributive share of the tax paid by us on the undistributed gain.
Any loss on the sale or exchange of shares of our common stock held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (or undistributed capital gain included) with respect to the common stock held by such shareholder.
If we make distributions to our shareholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares. We will withhold 30% of dividend distributions to shareholders that we know to be foreign persons unless the shareholder provides us with a properly completed IRS form claiming a reduced withholding rate under an applicable income tax treaty.
In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or “UBTI”, as defined in Section 512 of the Code. If, however, we realize certain excess inclusion income and allocate it to stockholders, a stockholder cannot offset such income by net operating losses and, if the stockholder is a tax-exempt entity, then such income would be fully taxable as UBTI under Section 512 of the Code. If the stockholder is foreign, then it would be subject to Federal income tax withholding on such excess inclusion income without reduction pursuant to any otherwise applicable income tax treaty. Excess inclusion income would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on the mortgage-related assets securing those debt obligations. Our borrowing arrangements are generally structured in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various Repurchase Agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities upon default. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion or all of the dividends they may receive from us as UBTI. We believe that our shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act (“ERISA”) for Qualified Plans. However, in the future, we may hold REMIC residual interests that would give rise to UBTI for pension plans and other tax exempt entities.
An error was made in the computation of the tax components of our distributions to our shareholders for each of the years ended 2001, 2002 and 2003. The error related to the computation of our tax earnings and profits for those years and had the effect of overstating the return of capital component of our distributions and correspondingly understating the dividend component. In order to address the error in these calculations, we have prepared corrected Forms 1099-DIV and have distributed those corrected Forms 1099-DIV to our shareholders. As a result of this error, the IRS may assess penalties against us for delivering inaccurate Forms 1099-DIV, ranging from $50 to $100 for each incorrect Form 1099-DIV sent to shareholders. However, the IRS may waive any penalty upon a showing by us that the error was due to reasonable cause and not willful neglect. By acting within a reasonable period of time to remedy any inaccuracies on the

Forms 1099-DIV, we expect to demonstrate such reasonable cause. The imposition by the IRS of penalties to which the inaccurate Forms 1099-DIV may be subject could adversely affect the results of operations.
The provisions of the Code are highly technical and complex and are subject to amendment and interpretation from time to time. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. We have not obtained a ruling from the IRS with respect to tax considerations relevant to its organization or operations.
Available Information
We maintain an Internet website at www.hanovercapitalholdings.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

ITEM 2.	PROPERTIES
Our operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below (dollars in thousands):

		Office	Current
		Space	Annual	Expiration
Location	Segment	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	Hanover and HT	8,600	$253,987	September 2005	Executive, Administration, Accounting, Marketing, Investment Operations

Edison, New Jersey	HCP	12,267	205,472	November 2008	Administration, Due Diligence Operations, Assignment Operations

New York, New York	Hanover	1,000	44,566	September 2007	Executive, Administration, Investment Operations

Jacksonville, Florida	HT	470	19,092	November 2005	Technology Support

St. Paul, Minnesota	HCP	168	6,480	Month to Month	Marketing

Chicago, Illinois	HT	423	3,366	January 2009	Marketing

Total		22,928	$532,963

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the American Stock Exchange under the symbol “HCM.” As of March 1, 2005, there were 64 record holders, and approximately 8,895 beneficial owners, of our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange:

	2004		2003

	High	Low	High	Low

1st Quarter	$18.00	$12.03	$8.10	$6.80
2nd Quarter	15.50	10.50	13.95	7.62
3rd Quarter	13.20	11.70	13.90	9.72
4th Quarter	12.62	10.50	13.27	10.51
The following table lists the cash dividends we declared on each share of our common stock based on our earnings for the periods indicated:

	Cash Dividends
	Declared Per Share

2004
Fourth Quarter ended December 31, 2004	$0.30
Third Quarter ended September 30, 2004	0.30
Second Quarter ended June 30, 2004	0.30
First Quarter ended March 31, 2004	0.30
2003
Special dividend	$0.40	(1)
Fourth Quarter ended December 31, 2003	0.30
Third Quarter ended September 30, 2003	0.30
Second Quarter ended June 30, 2003	0.30
First Quarter ended March 31, 2003	0.30

(1)	In respect of 2003 earnings, and declared, paid and taxable in the first quarter of 2004.
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
Information about our equity compensation plans required by this Item is set forth in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
On July 1, 2002, we cancelled outstanding options that had been issued under our 1997 Executive and Non-Employee Stock Option Plan in connection with our initial public offering. The cancelled options had an exercise price of $15.75 per share, were exercisable for an aggregate of 80,160 shares of our common stock, and were subject to vesting based on our achievement of certain performance targets based on increases in the market value of our common stock over our initial offering price. None of the targets were met within the available vesting period, so none of the original options ever vested. To replace these cancelled options we granted new options, exercisable for an aggregate of 80,160 shares of our common stock at an exercise price of $15.75 per share, to the following executive officers: John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares. These option grants were exempt from registration pursuant to Section 4(2)

of the Securities Act of 1933. The replacement options are subject to performance-based vesting similar to the cancelled options, but the vesting period has been extended until 2007 and the performance targets were adjusted to relate to increases in the market price of our common stock as compared to the market price on July 1, 2002.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected financial data as of December 31 of, and for, each of the years indicated. The selected financial data for the years ended December 31, 2004, 2003 and 2002, and as of December 31, 2004 and 2003, have been derived from our audited Consolidated Financial Statements included elsewhere in this report. The financial information for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected consolidated financial data may not be indicative of our future performance. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Highlights
     (dollars in thousands, except per share data)

	Years Ended December 31,

	2004	2003 (2)	2002 (1)(2)	2001 (1)	2000 (1)

Net interest income	$9,915	$6,365	$6,092	$6,269	$6,663
Loan loss provision	(36)	(53)	(92)	(135)	(179)
Gain on sale and mark to market of mortgage assets	10,637	8,654	3,161	3,959	554
Loan brokering, due diligence fees and other	11,695	17,305	7,168	(28)	—

Total revenues	32,211	32,271	16,329	10,065	7,038
Total expenses	24,624	23,788	12,047	3,696	3,136

Operating income	7,587	8,483	4,282	6,369	3,902

Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	—	112	43	455
HanoverTrade, Inc.	—	—	655	(3,263)	(1,495)
HDMF-I LLC	445	1	157	(35)	—
Hanover Capital Partners 2, Inc.	—	—	(19)	—	—

	445	1	905	(3,255)	(1,040)

Income before income tax (benefit) provision and cumulative effect of change in accounting principle	8,032	8,484	5,187	3,114	2,862
Income tax (benefit) provision	(89)	444	49	—	—

Income before cumulative effect of change in accounting principle	8,121	8,040	5,138	3,114	2,862
Cumulative effect of change in accounting principle	—	—	—	46	—

Net income	$8,121	$8,040	$5,138	$3,160	$2,862

Basic earnings per share	$0.98	$1.38	$1.16	$0.74	$0.56

Diluted earnings per share	$0.97	$1.35	$1.15	$0.73	$0.56

Dividends declared per share	$1.60	$1.35	$1.00	$0.80	$0.66

(1)	The consolidation of the financial statements of Hanover, HCP, HT and HCP-2 effective July 1, 2002, discussed in Item 1, under the caption “Consolidation of Hanover’s Subsidiaries”, may materially affect the comparability of certain financial information for periods that include or precede July 1, 2002 with periods thereafter.

(2)	As restated, see Note 21 to the Consolidated Financial Statements included in Item 8.

Balance Sheet Highlights
     (dollars in thousands, except share and per share data)

	December 31,

	2004	2003	2002	2001 (1)	2000 (1)

Mortgage loans	$41,101	$58,985	$103,164	$154,273	$212,247
Mortgage securities	164,580	81,564	23,903	51,183	35,723
Cash and cash equivalents	20,604	32,588	10,605	8,946	9,958
Other assets	15,853	15,854	16,449	13,355	12,931

Total assets	$242,138	$188,991	$154,121	$227,757	$270,859

Securities sold under agreements to repurchase	$130,102	$55,400	$6,283	$33,338	$14,760
CMO borrowing	35,147	52,164	102,589	151,096	210,374
Other liabilities	5,670	6,608	3,935	3,532	3,451

Total liabilities	170,919	114,172	112,807	187,966	228,585
Stockholders’ equity	71,219	74,819	41,314	39,791	42,274

Total liabilities and stockholders’ equity	$242,138	$188,991	$154,121	$227,757	$270,859

Number of common shares outstanding	8,381,583	8,192,903	4,474,222	4,275,676	4,322,944

Book value per common share	$8.50	$9.13	$9.23	$9.31	$9.78

(1)	The consolidation of the financial statements of Hanover, HCP, HT and HCP-2 effective July 1, 2002, discussed in Item 1, under the caption “Consolidation of Hanover’s Subsidiaries”, may materially affect the comparability of certain financial information for periods that include or precede July 1, 2002 with periods thereafter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 21 to the Consolidated Financial Statements included in Item 8.

I.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including, without limitation, matters discussed under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 7A of this Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

II.	Executive Summary
Overview
We are a specialty finance company qualified as a Real Estate Investment Trust, which we refer to as a “REIT”. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying Federal or state income tax at the corporate level on the distributed earnings. We seek to generate consistent income from our investments and business activities and provide steady dividends to our shareholders by investing primarily in the domestic residential mortgage market. We have three principal operating segments that conduct business in the domestic residential mortgage market:

•	Hanover Capital Mortgage Holdings, Inc., which we refer to as “Hanover”, whose primary business objective is to generate interest income from our investment portfolio, which consists of subordinate mortgage-backed securities, which we refer to as “Subordinate MBS”, loans that collateralize mortgage-backed securities, which we refer to as “Mortgage Loans”, and whole pool Fannie Mae and Freddie Mac mortgage-backed securities, which we refer to as “Agency MBS”.

•	Hanover Capital Partners Ltd., which we refer to as “HCP”, which provides consulting and outsourcing services, which we refer to as “COS”, for third parties in the mortgage industry; and

•	HanoverTrade, Inc., which we refer to as “HT”, which provides loan sale advisory services, which we refer to as “LSA”, and technology software for third parties in the mortgage industry.
During 2004, we reported net income of $8.1 million, or $0.97 diluted earnings per share, as compared to $8.0 million, or $1.35 diluted earnings per share, in 2003. Our earnings were driven largely by the income generated by our mortgage investment portfolio. The size of this portfolio increased to $205.7 million as of December 31, 2004 from $140.5 million as of December 31, 2003.
Our net income increased by $0.1 million in 2004 as compared to 2003. Total revenues decreased $0.1 million in 2004 as compared to 2003, and expenses increased by $0.8 million over the same period. Accordingly, operating income decreased by $0.9 million for 2004 from 2003. The increase in net income of $0.1 million for 2004 compared to 2003 was attributable to a combination of an increase in equity in income of HDMF-I LLC, which we refer to as “HDMF-I”, and a reduction in the tax provision partially offset by an increase in expenses.
In 2004, we paid four quarterly dividends of $0.30 per share for a total of $1.20 per share of regular dividends and a special divided of $0.40 per share in March 2004 based on our 2003 earnings.
Investment Portfolio
Our principal business is to invest in Subordinate MBS and Mortgage Loans. We also maintain a portfolio of whole pool Agency MBS to satisfy certain Investment Company Act of 1940 requirements.

The table below describes the principal assets of our investment portfolio as of December 31, 2004 (dollars in thousands):

	Carrying		Net
Portfolio (1)	Value (2)	Financing	Equity (3)

Mortgage Loans (4)	$40,926	$36,433	$4,493
Subordinate MBS	54,312	34,553	19,759
Agency MBS	110,268	94,263	16,005

Total	$205,506	$165,249	$40,257

(1)	Our Subordinate MBS portfolio is classified in our Consolidated Balance Sheets as “Mortgage securities pledged as collateral for agreements to repurchase: Available for sale” and “Mortgage securities, not pledged: Available for sale”. Our Mortgage Loans portfolio is classified on our Consolidated Balance Sheets as “Mortgage loans: Collateral for CMOs.” Our Agency MBS portfolio is classified on our Consolidated Balance Sheets as “Mortgage securities pledged as collateral for agreements to repurchase: Trading” and “Mortgage securities, not pledged: Trading”.

(2)	The carrying value of an asset is its amortized cost basis adjusted for any unrealized gains or losses.

(3)	Net equity is the difference between the carrying value of an asset and the amount of financing specific to that asset.

(4)	Additionally, we own two mortgage loans classified in our balance sheet as “Mortgage loans: Held for sale” with an aggregate asset value of $0.2 million as of December 31, 2004.
Our Subordinate MBS portfolio is comprised of non-investment grade securities that represent retained interests that are subordinate to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. These securities are backed by prime quality, domestic residential mortgage loans issued and serviced by large mortgage originators. Our Subordinate MBS portfolio is comprised of both adjustable- and fixed-rate securities. These securities are financed under agreements where we have sold securities with a commitment to repurchase the security at a later date, commonly referred to as “Repurchase Agreements”. Our Repurchase Agreements are both committed and uncommitted and re-price monthly based on the one-month London Interbank Offered Rate Index, or “LIBOR” index. LIBOR is an average of the interest rates that major international banks charge each other to borrow U.S. dollars in the London money market.
The investment objective for our Subordinate MBS portfolio is to generate interest income and, when appropriate, gain on sale through credit risk management combined with leverage, which incurs some interest rate risk. Credit risk management is accomplished by pre-purchase and ongoing collateral analysis coupled with a pro-active disposition strategy. As of December 31, 2004, our Subordinate MBS portfolio has financing of $34.6 million and net equity of $19.8 million for a debt to equity ratio of 1.75 over 1.00.
The investment objective for our Mortgage Loan portfolio is also to generate interest income through credit risk and interest rate risk management. As of December 31, 2004, our Mortgage Loan portfolio consists of mortgage loans that collateralize two debt securitizations. Both securitizations are financing transactions where we sold senior bonds and retained certain subordinate bonds. The Mortgage Loans are classified as assets in our Consolidated Balance Sheets and generate interest income. The sold senior bonds are classified as liabilities in our Consolidated Balance Sheets and generate interest expense. The difference between this interest income and expense is the net interest income we earn on our Mortgage Loan portfolio.
The primary objective of our Agency MBS portfolio is to satisfy Investment Company Act of 1940 requirements. Our Agency MBS portfolio is comprised of whole pool fixed-rate Fannie Mae and Freddie Mac guaranteed mortgage-backed securities that we economically hedge via forward sales of like coupon Agency MBS. We finance our Agency MBS portfolio with Repurchase Agreements, which re-price monthly based on the one-month LIBOR index. To the extent that we increase our Mortgage Loan portfolio, we would anticipate our Agency MBS portfolio to decline as the Mortgage Loan portfolio fulfills the Investment Company Act of 1940 requirements currently met by the Agency MBS portfolio.
The results of our operations are influenced by interest rates and credit performance of assets. Credit performance of assets is influenced by unemployment levels, housing prices, inflation and casualty risks as further discussed in this “— Executive Summary — Business Environment”. Changes in interest rates primarily affect net interest income as the interest rates on our assets may not reset with the same frequency as the interest rates on our liabilities. Our net interest spread increased to 4.78% in 2004 as compared to 4.07% in 2003. The increase in the net interest spread in 2004 as compared to 2003 is primarily due to the decrease in interest costs associated with our liabilities to 3.01% in 2004 from 3.89% in 2003. This decrease was primarily caused by the reduction in the amount of CMO borrowing from 2003 to 2004.
Opportunities for HDMF-I to acquire loans at attractive prices and yields could arise should the number of defaulted Mortgage Loans increase and home prices decline.
Consulting and Outsourcing Services (COS)
Through our COS operations we provide services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. Our services provided include:

•	Loan due diligence (credit and compliance) on a full range of mortgage products;

•	Quality control reviews of newly originated mortgage loans;

•	Operational reviews of loan origination and servicing operations;

•	Mortgage assignment services;

•	Loan collateral reviews;

•	Loan document rectification; and

•	Temporary staffing services.
Our COS revenue is driven by our ability to generate opportunities from new clients and from continuing to provide existing clients with needed services. Our business objective is to work closely with a specifically targeted group of clients so that we may tailor our services to meet their specific outsourcing and consulting needs. To that end, we have created an on-site fulfillment center in order to provide our clients with regularly scheduled pre-and post-closing loan services. Those clients that have utilized our fulfillment center have provided us with longer-term revenue streams. The market for COS services is affected by industry trends such as the volume of loan originations and the pace of consolidation in the mortgage industry.
Loan Sale Advisory (LSA) and Technology Solutions
Our LSA operations earn fees by providing brokerage, asset valuation and consulting services. Our brokerage service integrates varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and on-line auction hosting. We also perform market price valuations for a variety of loan products and offer consulting advice on loan product pricing and business strategies.
We earn licensing and related servicing fees by licensing our proprietary software applications to the financial industry. We market web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. We also use the applications to provide servicing rights valuations to clients who do not license our software.
The market for LSA and technology solutions is affected by industry trends such as the volume of loan originations and the pace of consolidation in the mortgage industry.

Business Environment
Our primary investments are Mortgage Loans and Subordinate MBS collateralized by prime quality jumbo residential mortgage loans. The issuers of Subordinate MBS consist of banks, mortgage bankers and Wall Street conduits. The Subordinate MBS we purchase are structured as private placements and are traded by large Wall Street dealers. The market for Subordinate MBS experienced a dramatic increase in volume in 2002, 2003 and 2004 as lowered interest rates resulted in record mortgage origination and securitization volumes. Also, during the past three years, there has been an increase in the number of Subordinate MBS investors. This increased demand has caused prices for Subordinate MBS to increase. For the foreseeable future, we believe that there will be an adequate supply of Subordinate MBS available in the market.
One consequence of the historically lower mortgage rates that have prevailed over the past several years has been rapid prepayments on the collateral underlying our Subordinate MBS portfolio. As prepayment of principal is generally allocated to bonds senior to the Subordinate MBS, prepayments cause our Subordinate MBS to grow as a percentage of the collateral pool. The result of this non-pro rata paydown of the principal is known as “credit deleverage”. One effect of the growth of the Subordinate MBS relative to the remainder of the total pool is that the implicit credit rating of the Subordinate MBS improves. We have benefited from this credit deleverage to realize gains when disposing of Subordinate MBS that do not meet our credit standards. Our ability to recognize gains and the amount of these gains will depend on future prepayment and interest rates.
An additional trend in the Subordinate MBS market is the increased issuance of securities backed by adjustable rate mortgage loans, which we refer to as “ARMs”. ARMs are loans that have rates that adjust to a market index such as LIBOR. This trend has caused the percentage of ARMs in our portfolio to continue to grow in size.
Since we generally invest in securities that are the first to absorb credit losses, our income can be affected both by the change in fair value of our securities and by credit losses on the securities. Both changes in fair value and credit losses are caused by increased delinquency and foreclosure rates and reductions in housing values. In general, delinquency rates are correlated with local area employment rates and loss severities are associated with regional housing price trends. With few exceptions, during 2004 most areas of the country experienced employment gains and increased housing prices that favorably impacted our results. We experienced an aggregate of $19,535 of credit losses in 2004 compared to an aggregate of $31,976 in 2003 in our Mortgage Loan portfolio.
The future direction of unemployment, home prices and interest rates is uncertain and is expected to have a material affect on the performance of our investment portfolio. Each of these macroeconomic factors tends to be cyclical. Due to the emergence of the United States economy from recession in 2001, unemployment is relatively low, which has led to relatively low delinquencies and defaults on mortgage loans. A decline of economic growth or a return to recession could result in increased delinquencies and defaults. In addition, home prices have increased over the past five years at a rate above the long-term trend. Declining home prices could lead to increased loss severity on defaulted mortgage loans. Moreover, short-term interest rates declined to recent low levels in 2004 and began to increase thereafter. Further increases in short-term interest rates will increase our cost of funds and reduce the net interest income on our portfolio.
Our exposure to adverse macroeconomic trends is mitigated by our active credit risk management and our strategy of targeting (a) high credit score borrowers, who are less likely to default in an economic downturn, and (b) loans with low loan-to-value ratios, which are less likely to suffer losses due to declining home prices. In addition, our shift to adjustable-rate Subordinate MBS and our purchase of interest rate caps reduce the risk of declining net interest income caused by rising interest rates.

III.	Critical Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are more fully described in Note 2 to our Consolidated Financial Statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our Consolidated Financial Statements.
Fair Value
All securities held in our Subordinate MBS portfolio are classified as available for sale with changes in fair value reported as a component of accumulated other comprehensive income. We estimate fair value on a security-specific basis by using the lower of third-party or management’s valuations. Because the securities are not exchange-traded, prices are not readily ascertainable and involve judgment regarding future interest rates, credit spreads (which may change as a result of changed loss estimates) and other economic factors. Therefore, the price at which a security may trade at an arms-length auction may differ from the fair value established by management or an individual third party.
We own two one-month LIBOR interest rate cap agreements as protection against rising short-term financing rates on the liabilities used to finance our Subordinate MBS and Mortgage Loan portfolios. These derivative instruments are classified as freestanding derivatives with changes in fair value recognized through the Consolidated Statements of Income. Fair value is determined on a monthly basis from third party sources.
Revenue Recognition & Associated Expenses
     Investment Portfolio
For our Subordinate MBS portfolio, pursuant to The Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) Abstract Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we use the effective yield methodology to recognize interest income. This includes taking into account such factors as purchase discounts, loss assumptions, prepayment speeds and the type of retained interests in the bonds or the bond structures. In using the effective yield methodology, we use a level yield approach where we determine each subordinate security’s future cash flow at the time of purchase and designate a portion of the purchase discount as estimated future losses. In determining the initial yield, we discount the expected cash flows for each security assuming certain loss and prepayment assumptions using that security’s specific bond structure. Assumptions regarding future losses, prepayment speeds and interest rates are reviewed, and changed, if required, on a month-to-month basis. Should the net present value of a security’s cash flow decrease we incur an impairment expense in order to maintain the previous month’s yield. Should the net present value of a security’s cash flow increase we prospectively adjust the security’s yield.
In general, increases in prepayment speeds will result in an increase in the yield of our Subordinate MBS portfolio and decreases in prepayment speeds will result in an impairment expense. Similarly, increases in expected losses will generally result in an impairment expense and decreases in expected losses will generally increase the yield of the subordinate portfolio. All loss, prepayment speeds and interest rate assumptions are estimations and involve uncertainty. Associated expenses for our Subordinate MBS portfolio consist of the interest expense on Repurchase Agreements.
For our Mortgage Loan portfolio, recognized revenue consists of the coupon interest received on the loans adjusted for the amortization of any purchase premiums or accretion of any discounts. Associated expenses are the interest expense on bonds sold that are collateralized by the mortgage loans, amortization expenses related to issuance and deferred hedging costs, interest expense on Repurchase Agreements and loan losses and loan loss reserves for certain bonds.
For our Agency MBS portfolio, we recognize revenue consisting of the coupon interest received on the securities adjusted for the amortization or accretion of any purchase premiums or discounts. Associated expenses consist of the interest expense on Repurchase Agreements. Additionally, since our Agency MBS portfolio is classified as trading, we recognize mark to market gains/losses on the securities through the Consolidated Statements of Income.
We use forward sales to economically hedge our Agency MBS portfolio. We recognize gains or losses when forward sales are closed and mark to market gains or losses on open forward sales through the Consolidated Statements of Income.
     Due Diligence and Assignment Fees
Our COS contracts have different terms based on the scope, deliverables and term of the engagement that frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-fee plus certain reimbursable expenses contracts and contracts with features of both of these types. Most of our COS contracts are short-term contracts and are accounted for in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. We recognize revenues from the remainder of our COS contracts, which are longer-term contracts, using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract.
     Loan Brokering and Advisory Services and Technology
We recognize revenue from loan brokering and on-line auction hosting when the loan sale transactions close and fund, at which time fees are earned. At the time a transaction closes, the number of loans, loan principal balance and purchase price in the transaction are agreed upon and the sale is funded. Because our valuation and consulting assignments are typically short term, fees are generally payable and revenues are earned at the completion of the assignment.
We derive technology revenue from the following sources: (1) software licensing fees; (2) professional services fees; and (3) valuation services utilizing proprietary software. We recognize technology revenue primarily in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition”, and AICPA Statement of Position 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts”.
Our technology transactions (both software licensing and professional services) are documented by a written agreement setting forth the type of fees, the payment schedule, and the milestones required to invoice the client. Our proprietary software is sold either:

(i) as an annual license with support and maintenance obligations bundled in the annual fee; or

(ii) a perpetual license with

(a) bundled support and maintenance obligations or

(b) separate maintenance and support fees; or

(iii) a monthly subscription fee for hosted transactions.
Annual license agreements generally run from one to three years, with optional renewal periods. Valuation services are generally offered either on a recurring basis or as a one-time transaction.
Credit Reserves
Expected credit losses for our Subordinate MBS portfolio are estimated monthly on an individual security basis and comprise a portion of each security’s discount from its par amount. In estimating expected credit losses, we take into account the current delinquency status of the underlying mortgage loans, housing prices, interest rates, prepayment histories and other factors. In general, increased loss expectations will decrease the value of expected future cash flows, thereby causing impairment charges per the effective yield methodology. Decreased loss expectations will, in general, increase the yield on our Subordinate MBS portfolio.
Credit reserves for our Mortgage Loan portfolio are charged to income as loan loss provisions based upon our estimation of expected future losses. We analyze our Mortgage Loan portfolio on a monthly basis to determine the adequacy of the loan loss reserves. No reserves are allocated for our Agency MBS portfolio because either Fannie Mae or Freddie Mac guarantees these securities.

IV.	Results of Operations
Consolidated Results of Operations
The following table presents consolidated results of operations for 2004, previously reported consolidated results of operations for 2003, previously reported results of operations for 2002 and pro forma unaudited results for 2002 (dollars in thousands, except per share data):

	Years Ended		Years Ended December 31,
	December 31,
			2002 As	2002 Pro
	2004	2003	Reported (1)	Forma (1)

				(unaudited)
Net interest income	$9,915	$6,365	$6,092	$6,375
Loan loss provision	(36)	(53)	(92)	(92)
Gain on sale of mortgage assets	10,400	9,483	1,794	1,794
Gain (loss) on mark to market of mortgage assets	237	(829)	1,367	1,237
Loss on freestanding derivatives	(4,389)	(222)	(716)	(716)
Due diligence fees	6,407	6,852	2,891	4,971
Technology	2,779	2,782	342	295
Loan brokering and advisory services	2,707	3,312	2,686	6,831
Assignment fees	2,481	3,065	1,387	2,220
Out-of-pocket reimbursements	1,403	1,354	574	946
Other income	307	162	4	22

Total revenues	32,211	32,271	16,329	23,883
Total expenses	24,624	23,788	12,047	18,751

Operating income	7,587	8,483	4,282	5,132
Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	—	112	—
HanoverTrade, Inc.	—	—	655	—
HDMF-I LLC	445	1	157	157
Hanover Capital Partners 2, Inc.	—	—	(19)	—

Income before income tax (benefit) provision	8,032	8,484	5,187	5,289
Income tax (benefit) provision	(89)	444	49	127

Net income	$8,121	$8,040	$5,138	$5,162

Basic earnings per share	$0.98	$1.38	$1.16	$1.17

Diluted earnings per share	$0.97	$1.35	$1.15	$1.15

Dividends declared per share	$1.60	$1.35	$1.00	$1.00

(1)	On July 1, 2002, Hanover acquired 100% of the outstanding common stock of each of HCP, HT and HCP-2. To assist you in evaluating the effect of the stock purchase on our financial results, the table above includes information regarding both “previously reported” and “pro forma” financial results. “Previously reported” financial results provide the reported results for the periods reported and “pro forma” unaudited financial results provide financial information for the periods shown as if the stock purchase had been completed as of January 1, 2002. All future references to pro forma information relate to unaudited financial results and are presented for illustrative purposes only.
In 2004, we recorded net income of approximately $8.1 million, or $0.97 per share, based on 8,344,741 diluted weighted-average shares of common stock outstanding, compared to net income of $8.0 million, or $1.35 per share, based on 5,943,962 diluted weighted-average shares of common stock outstanding for 2003.
Total consolidated revenues for 2004 decreased $0.1 million to $32.2 million, from $32.3 million for 2003. Total expenses increased $0.8 million to $24.6 million in 2004 from $23.8 million in 2003. This increase primarily related to an increase in legal and professional expenses resulting from the change in our independent auditor and the costs of compliance with the Sarbanes-Oxley Act of 2002.
In each of 2004 and 2003, noncash payments of $1.4 million and $1.5 million, respectively, were made under the terms of an agreement between Hanover and four of its principal executive officers entered into in conjunction with our initial public offering in 1997.
Equity in income of HDMF-I increased to $0.4 million in 2004 from $0.0 million in 2003. This increase is primarily attributable to sales of mortgage loans held by HDMF-I.
In 2003, we recorded net income of approximately $8.0 million, or $1.35 per share, based on 5,943,962 diluted weighted-average shares of common stock outstanding, compared to net income of $5.1 million, or $1.15 per share, based on 4,480,744 diluted weighted-average shares of common stock outstanding for 2002. Total revenues for 2003 were $32.3 million, compared to $16.3 million previously reported for 2002, and $23.9 million on a pro forma basis for 2002.
Return on Equity
The table below presents our return on average equity for 2004, 2003 and 2002.

			COS, LSA
		Gain on Sale	Technology		Equity in
	Net	and Mark to	Fees and		Income		Full Year
	Interest	Market of	Other	Operating	(Loss) of	Income Tax	Return
	Income/	Mortgage	Income	Expenses/	Investees/	(Benefit)	on
For the Year Ended	Equity	Assets/Equity	(Loss)/Equity	Equity	Equity	Provision/Equity	Equity

December 31, 2004	13.24%	14.26%	15.68%	33.01%	0.60%	(0.12)%	10.89%
December 31, 2003	10.35%	14.20%	28.39%	39.02%	0.00%	0.73%	13.19%
December 31, 2002	13.79%	7.27%	16.48%	27.70%	2.08%	0.11%	11.81%

Notes:
Average equity excludes notes receivable from related parties and accumulated other comprehensive (loss) income.
Prior to July 1, 2002, the financial results for HCP, HT and HCP-2 are included in equity in income/(loss) of equity method investees. For periods ending after June 30, 2002, these entities’ results are consolidated with Hanover’s and their results will appear throughout our financial statements as applicable, rather than in a single line-item.
The percentages in the table above were derived from our audited Consolidated Financial Statements included elsewhere in this report.

Full year return on equity declined in 2004 to 10.89% from 13.19% in 2003. This was primarily due to lower non-investment return on equity in 2004. Full year return on equity increased to 13.19% in 2003 over the 11.81% return in 2002 primarily due to increased returns from gain on sale and mark to market gain in 2003.
Historical Trends of Selected Financial Statement Components
     Investment Portfolio Assets and Related Liabilities
The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Years Ended December 31,

	2004		2003		2002

	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Investment portfolio assets:
Mortgage Loans
Held for Sale	$259	7.74%	$431	15.77%	$1,206	16.75%
Collateral for CMO (1)	49,567	6.14%	76,596	6.35%	136,512	7.14%
Agency MBS	71,984	4.95%	24,940	4.70%	7,186	6.70%
Subordinate MBS	58,072	12.72%	25,585	15.82%	14,257	16.76%

	179,882	7.79%	127,552	7.96%	159,161	8.06%

Investment portfolio liabilities:
CMO borrowing (1)	42,808	5.18%	68,779	5.07%	124,971	5.57%
Repurchase Agreements on:
Collateral for CMO	1,340	3.21%	1,481	2.84%	1,786	2.97%
Agency MBS	69,669	1.61%	23,852	1.15%	6,410	3.32%
Subordinate MBS	28,136	3.15%	11,668	2.67%	6,127	3.42%

	141,953	3.01%	105,780	3.89%	139,294	5.34%

Net investment portfolio assets	$37,929		$21,772		$19,867

Net interest spread		4.78%		4.07%		2.72%

Yield on net interest earning assets (2)(3)		25.70%		27.73%		27.09%

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net interest earning assets is computed by dividing the applicable net interest income (after loan loss provision, with respect to CMOs only) by the average daily balance of net interest earning assets.

(3)	The yield on net interest earning assets do not include the hedging cost on the Agency MBS portfolio.
The yield on net interest earning assets decreased to 25.70% for the year ended December 31, 2004 from 27.73% for the year ended December 31, 2003. The decrease in the yield on net interest earning assets was primarily the result of the decrease in leverage in 2004 as compared to the leverage in 2003.
Net investment portfolio assets increased to $37.9 million for the year ended December 31, 2004 from $21.8 million for the year ended December 31, 2003. This increase is primarily due to the deployment of capital raised in August 2003 in connection with the public offering of our common stock, which was primarily invested in Subordinate MBS and Agency MBS.
The yield on net interest earning assets increased to 27.73% for the year ended December 31, 2003 from 27.09% for the year ended December 31, 2002. The increase in the yield on net interest earning assets was primarily the result of the net interest spread increasing to 4.07% for the year ended December 31, 2003 from 2.72% for the year ended December 31, 2002. This increase was due primarily to the decline in the effective rate of our investment portfolio liabilities to 3.89% for the year ended December 31, 2003 from 5.34% for the year ended December 31, 2002. This decline was due to decreases in the rate of one-month LIBOR. The decline in the effective rate on liabilities was partially offset by a decrease in the effective rate on assets to 7.96% for the year ended December 31, 2003 from 8.06% for the year ended December 31, 2002. This decline was due to lower yield on investment purchased during 2003.
Net investment portfolio assets increased to $21.8 million for the year ended December 31, 2003 from $19.9 million for the year ended December 31, 2002. This increase is primarily due to increased Subordinate MBS investments.
     Net Interest Income and Total Gains (Losses) For Interest Earning Assets
      Investment Portfolio: Net Interest Income
The following table provides details of net interest income for interest earning assets (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Mortgage Loans:
Held for sale	$9	$68	$202
Collateral for CMOs	818	1,388	2,826
Subordinate MBS	6,499	3,735	2,179
Agency MBS	2,445	897	268
Other	144	277	617

Total net interest income	$9,915	$6,365	$6,092

The investment portfolio’s net interest income increased to $9.9 million for the year ended December 31, 2004 from $6.4 million for the year ended December 31, 2003. The increase in net interest income is primarily the result of the deployment of capital raised in August 2003, which was primarily invested in Subordinate MBS and Agency MBS. Net interest income also increased substantially in the Agency MBS portfolio, as the average balance of Agency MBS increased to $72.0 million during 2004 from $24.9 million during 2003. The increase in the Agency MBS portfolio was intended to satisfy certain REIT related income and asset requirements. Net interest income in the Mortgage Loan portfolio declined $0.6 million during 2004 as a result of scheduled and unscheduled principal payments which reduced the mortgage loan balance.
The investment portfolio’s net interest income increased to $6.4 million for the year ended December 31, 2003 from $6.1 million for the year ended December 31, 2002. The increase in net interest income is primarily due to the increase in the average balance of our Subordinate MBS portfolio and to a lesser extent of our Agency MBS portfolio. Net interest income in the Mortgage Loan portfolio declined during 2003 as a result of scheduled and unscheduled principal payments which reduced the mortgage loan balance and the termination of the 1998-A and 1998-B CMO securitizations. Net interest income from other assets declined as cash was used to fund increases in the Subordinate and Agency MBS portfolios.
      Total Gains (Losses)
The following table provides details of total gains (losses) as follows (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Gain on sale of mortgage assets	$10,400	$9,483	$1,794
Gain (loss) on market to market of mortgage assets	237	(829)	1,367
Loss on freestanding derivatives	(4,389)	(222)	(716)

Total gains (losses)	$6,248	$8,432	$2,445

Gain on sale of mortgage assets increased $0.9 million in 2004 as compared to 2003 due to an increased number of sales. Similarly, gain on sale of mortgage assets increased $7.7 million in 2003 as compared to 2002 as a result of an increased number of sales and the termination of the 1998-A and 1998-B CMO securitizations.
Loss on freestanding derivatives decreased $4.2 million in 2004 as compared to 2003 primarily as a result of increased expenses associated with economically hedging the Agency MBS portfolio. This increased loss was economically offset by increased net income on the Agency MBS portfolio. Loss on freestanding derivatives increased $0.5 million in 2003 as compared to 2002 as a result of reduced economic hedging expense.
          Mortgage Loans
The following table provides details of the net interest income generated on the Mortgage Loan portfolio (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Average asset balance	$49,567	$76,596	$136,512
Average CMO borrowing balance	42,808	68,780	124,971
Average balance — Repurchase Agreements	1,340	1,481	1,786

Net interest earning assets	5,419	6,335	9,755
Average leverage ratio	89.07%	91.73%	92.85%
Effective interest income rate	6.21%	6.42%	7.21%
Effective interest expense rate	5.18%	5.07%	5.57%
Effective interest expense rate — Repurchase Agreements	3.21%	2.89%	2.97%

Net interest spread	1.09%	1.39%	1.67%
Interest income	$3,079	$4,915	$9,841
Interest expense	2,218	3,485	6,962
Interest expense — Repurchase Agreements	43	42	53

Net interest income	$818	$1,388	$2,826

Yield on net interest earning assets	15.10%	21.91%	28.97%

Our Mortgage Loan portfolio net interest income declined to $0.8 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the mortgage loan balance and, to a lesser extent, due to the rise in the interest expense related to one-month LIBOR indexed securities sold in our 1999-B securitization.
Our Mortgage Loan portfolio net interest income declined to $1.4 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the mortgage loan balance and the termination of our 1998-A and 1998-B CMO securitizations.

          Subordinate MBS
The following table provides details of the net interest income generated on the Subordinate MBS portfolio (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Average asset balance	$58,072	$25,585	$14,257
Average balance — Repurchase Agreements	28,136	11,668	6,128

Net interest earning assets	29,936	13,917	8,129
Average leverage ratio	48.45%	45.60%	42.98%
Effective interest income rate	12.72%	15.82%	16.76%
Effective interest expense rate — Repurchase Agreements	3.15%	2.67%	3.42%

Net interest spread	9.57%	13.15%	13.34%
Interest income	$7,386	$4,047	$2,389
Interest expense — Repurchase Agreements	887	312	210

Net interest income	$6,499	$3,735	$2,179

Yield on net interest earning assets	21.71%	26.84%	26.81%

The Subordinate MBS portfolio’s net interest income increased to $6.5 million for the year ended December 31, 2004 from $3.7 million for the year ended December 31, 2003. This increase in revenues was attributable to the growth in the average net interest earning assets to $29.9 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003, primarily as a result of the capital raised in August 2003 in connection with the public offering of our common stock.
The Subordinate MBS portfolio’s net interest spread decreased to 9.57% for the year ended December 31, 2004 from 13.15% for the year ended December 31, 2003. The reduction in the net interest spread was due to a decline in the effective interest income rate to 12.72% for the year ended December 31, 2004 from 15.82% for the year ended December 31, 2003 and an increase in the effective interest expense rate to 3.15% for the year ended December 31, 2004 from 2.67% for the year ended December 31, 2003. The decrease in the effective interest income rate was due to a combination of a shift in the Subordinate MBS portfolio to higher-rated securities coupled with an increase in adjustable rate securities relative to fixed rate securities. The increase in the effective interest expense rate is due to increases in the rate of one-month LIBOR offset partially by lower financing rates due to a shift to higher-rated securities. Additionally, because the maximum amount of financing was not always utilized during 2004, our net interest spread was lower than what would have resulted had the portfolio been consistently fully leveraged.
The Subordinate MBS portfolio’s net interest income increased to $3.7 million for the year ended December 31, 2003 from $2.2 million for the year ended December 31, 2002. This increase in revenues was attributable to the growth in the average net interest earning assets to $13.9 million for the year ended December 31, 2003 from $8.1 million for the year ended December 31, 2002, primarily as a result of the capital raised in August, 2003 in connection with the public offering of our common stock.
The Subordinate MBS portfolio’s net interest spread decreased to 13.15% for the year ended December 31, 2003 from 13.34% for the year ended December 31, 2002. The reduction in the net interest spread was primarily due to a decline in the effective interest income rate to 15.82% for the year ended December 31, 2003 from 16.76% for the year ended December 31, 2002 which was partially offset by a decrease in the effective interest expense rate to 2.67% for the year ended December 31, 2003 from 3.42% for the year ended December 31, 2002. The decrease in the effective interest income rate was due to lower yields on purchases of Subordinate MBS during 2003. The decrease in the effective interest expense rate is due to decreases in the rate of one-month LIBOR.

          Agency MBS
The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Average asset balance	$71,984	$24,940	$7,186
Average balance — Repurchase Agreements	69,669	23,852	6,410

Net interest earning assets	2,315	1,088	776
Average leverage ratio	96.78%	95.64%	89.20%
Effective interest income rate	4.95%	4.70%	6.70%
Effective interest expense rate	1.61%	1.16%	3.32%

Net interest spread	3.34%	3.54%	3.38%
Interest income	$3,569	$1,172	$481
Interest expense — Repurchase Agreements	1,124	275	213

Net interest income	$2,445	$897	$268

Yield on net interest earning assets	105.62%	82.45%	34.56%

The Agency MBS portfolio’s net interest income increased to $2.4 million for the year ended December 31, 2004 from $0.9 million for the year ended December 31, 2003. The increase is primarily due to an increase in the average balance to $72.0 million during 2004 from $24.9 million during 2003. The increase in the Agency MBS portfolio satisfies requirements under the Investment Company Act of 1940.
The Agency MBS portfolio’s net interest spread decreased to 3.34% for the year ended December 31, 2004 from 3.54% for the year ended December 31, 2003. The decrease in the net interest spread was due to the increase in the effective interest expense rate to 1.61% for the year ended December 31, 2004 from 1.16% for the year ended December 31, 2003 that was partially offset by the increase in the effective interest income rate to 4.95% for the year ended December 31, 2004 from 4.70% for the year ended December 31, 2003. The increase in the effective interest expense rate was due to increases in the rate of one-month LIBOR. The increase in the effective interest income rate was due to the purchase of higher coupon Agency MBS during 2004 as compared to 2003.
The Agency MBS portfolio’s net interest income increased to $0.9 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002. The increase is primarily due to an increase in the average balance to $24.9 million during 2003 from $7.2 million during 2002. The increase in the Agency MBS portfolio was intended to satisfy certain REIT related income and asset requirements.
The Agency MBS portfolio’s net interest spread increased to 3.54% for the year ended December 31, 2003 from 3.38% for the year ended December 31, 2002. The increase in the net interest spread was primarily due to a decrease in the effective interest expense rate to 1.16% for the year ended December 31, 2003 from 3.32% for the year ended December 31, 2002 and that was partially offset by a decrease in the effective interest income rate to 4.70% for the year ended December 31, 2003 from 6.70% for the year ended December 31, 2002. The decrease in the effective interest expense rate is due to decreases in the rate of one-month LIBOR. The decrease in the effective interest income rate was due the purchase of lower coupon Agency MBS during 2003 as compared to 2002.
We attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially economically offset by gains or losses from forward sales of like coupon Agency MBS.

The table below reflects the net economic impact of our Agency MBS portfolio for the year ended December 31, 2004 (dollars in thousands):

Net interest income	$2,445
Gain on mark to market of mortgage assets	1,344
Other loss (forward sales)	(4,047)

Total	$(258)

We believe that the net economic impact of our Agency MBS portfolio provides useful information to investors because it provides information not readily apparent from our Consolidated Statements of Income.
     COS Revenues: Due diligence fees and assignment fees
For the year ended December 31, 2004, due diligence fees and assignment fees decreased from the same period in 2003. Due diligence revenues decreased to $6.4 million for 2004 from $6.9 million for 2003 and assignment fees revenue decreased to $2.5 million for 2004 from $3.1 million for 2003. Due diligence revenues increased to $6.9 million for 2003 from $5.0 million for 2002 on a pro forma basis and assignment fees revenue increased to $3.1 million for 2003 from $2.2 million for 2002 on a pro forma basis.
The decrease in due diligence revenues in 2004 is attributed mainly to a decrease in revenues generated from temporary staffing services. These revenues were lower as a result of lower demand for temporary staff by our clients due to lower mortgage origination volume. The decrease in assignment fee revenues in 2004 was related to a large government contract in 2003, which contributed a substantial portion of the 2003 assignment fee revenue. No similarly large projects were performed in 2004.
The overall increase in COS revenue to $10.0 million in 2003 from $7.2 in 2002 on a pro forma basis was due to an increase in due diligence services resulting from increased activity with our due diligence clients and a single large government assignment fee contract largely performed in 2003.
     Technology
For the years ended December 31, 2004 and 2003, revenues generated by technology services remained constant at $2.8 million.
The increase in revenue from technology services to $2.8 million in 2003 from $0.3 million in 2002 on a pro forma basis was due to the deployment of developed software applications in 2003.

Loan brokering and advisory services
For the year ended December 31, 2004, revenues generated from loan brokering and advisory services decreased to $2.7 million from $3.3 million in 2003 due primarily to a reduced number of repeat sellers and reduced government engagements.
The decrease in loan brokering and advisory services revenue to $3.3 million in 2003 from $6.8 million in 2002 on a pro forma basis was due to a single large government contract largely performed in 2002.

     Operating Expenses
The following table details our operating expenses on a consolidated basis (dollars in thousands):

	Years Ended December 31,			Years Ended December 31,
							Year Ended
			Increase/		2002	Increase/	December 31, 2002
	2004	2003	(Decrease)	2003	Pro Forma	(Decrease)	as Reported

					(unaudited)
Personnel	$10,741	$10,776	$(35)	$10,776	$8,907	$1,869	$5,479
Subcontractor	4,184	4,344	(160)	4,344	2,964	1,380	1,812
Legal and professional	2,973	1,595	1,378	1,595	1,206	389	1,070
General and administrative	1,669	2,131	(462)	2,131	1,181	950	1,089
Out-of-pocket expenses	1,403	1,354	49	1,354	946	408	574
Depreciation and amortization	968	1,535	(567)	1,535	1,280	255	655
Other	876	493	383	493	437	56	409
Technology	874	273	601	273	782	(509)	293
Occupancy	513	481	32	481	536	(55)	349
Travel and entertainment	423	806	(383)	806	512	294	317

Total expenses	$24,624	$23,788	$836	$23,788	$18,751	$5,037	$12,047

Our total expenses increased to $24.6 million for 2004 from $23.8 million for 2003. The $1.4 million increase in legal and professional fees in 2004 is primarily associated with our change in independent auditors and Sarbanes-Oxley Act of 2002 compliance related costs. The $0.6 million increase in technology expenses in 2004 was primarily due to additional implementation costs associated with the deployment of our software products. The $0.6 million decrease in depreciation and amortization expenses was primarily due to the completion of the amortization of the original capitalized software related to our electronic trading platform.
Operating expenses for 2003 increased to $23.8 million from $12.0 million as previously reported for the same period in 2002 and from $18.8 million on a pro forma basis in 2002. The increase in operating expenses in 2003 as compared to 2002 on a pro forma basis was primarily due to:

•	an increase in personnel expenses of $1.9 million;

•	an increase in general and administrative expenses of $0.9 million; and

•	an increase in subcontractor expense of $1.4 million.
Personnel expenses increased primarily as a result of $1.5 million of compensation expense recorded in 2003 relating to the forgiveness of $0.6 million of outstanding loans to the four principal officers of the Company and the issuance of 72,222 shares of our common stock for which no comparable compensation expense was recorded in 2002.
During the third quarter of 2003, we received notice that a $0.3 million note receivable would not be repaid due to the debtor’s inability to continue as a going concern. The note receivable was written off as bad debt expense. In addition, bad debt expense for customer receivables of $0.1 million was incurred in 2003 for which no such expense was incurred in 2002. Equipment rental and maintenance increased $0.1 million in 2003 compared to 2002. Royalty fees increased by $0.2 million as a result of increased sales of technology for which an underlying royalty payment was due. In addition, we purchased information services for use in our investment activity for $0.1 million in 2003 for which no such expenditure was incurred during the comparable 2002 period. Bad debt expense, equipment rental and maintenance, royalty fees and information services are included in general and administrative expenses.
Subcontractor expenses increased in 2003 over 2002 primarily as a result of an increase in the number of due diligence projects and an increase in the overall use of subcontractors. In addition, the mix of due diligence projects changed to require an increase in the use of subcontractors for 2003 as compared to the same period in 2002 where in-house personnel performed more projects.

     Equity in Income (Loss) of HDMF-I
HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub-and non-performing one-to-four family residential whole loans. Since our initial investment in November 2001, we made investments in HDMF-I of approximately $10.2 million and received distributions to date of approximately $7.7 million. As of December 31, 2004, our maximum capital commitment to HDMF-I was $5.8 million, of which $3.1 million was invested.
For the year ended December 31, 2004, we recognized $0.4 million in equity in income of HDMF-I, as compared to $0.0 million in 2003. This increase was primarily attributable to sales of mortgage loans held by HDMF-I. The decrease in equity in income of HDMF-I from $0.2 million in 2002 to $0.0 million in 2003 was primarily attributable to a decline in loan sales.

Dividends
We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. The current policy of our Board of Directors is to pay annually four quarterly dividends that represent management’s estimate of our REIT income. Our REIT income is primarily generated by our investment portfolios of Subordinate MBS and Mortgage Loans. Our per share dividend rate is determined in the first quarter of each year and, in general, would be the amount expected to be paid for each of the four quarters of the year. To the extent that our net income exceeds this rate, a special dividend would be considered after the close of the taxable year. In all cases, the required 90% of REIT taxable income would be paid under our current policy. In each of 2003 and 2004, we paid regular quarterly dividends aggregating to $1.20 per share, and in 2002 we paid regular quarterly dividends aggregating to $1.00 per share. In 2004, we also paid a special dividend of $0.40 per share reflecting the earnings for the year ended December 31, 2003. In 2003, we paid a special dividend of $0.15 per share reflecting the earnings for the year ended December 31, 2002.

Taxable Income
Our taxable income for the year ended December 31, 2004 is estimated at approximately $12,697,000. Taxable income differs from GAAP net income for the year ended December 31, 2004 due to various recurring and one-time book/tax differences. The following table details the major book/tax differences in arriving at the estimated taxable income for the year ended December 31, 2004 (dollars in thousands):

GAAP net income	$8,121
GAAP gain on sale	(6,290)
Tax gain on sale	9,873
Loss of subsidiaries not included in taxable income	1,707
Loan loss provision, net of realized losses	17
Tax amortization of net premiums on mortgages, CMO collateral and mortgage securities and interest accrual in excess of GAAP amortization and interest accrual	252
Deduction for tax for exercise of non-qualified stock options	(536)
Other	(447)

Estimated taxable income	$12,697

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

V.	Financial Condition

Our Portfolio Assets
As of December 31, 2004, we had assets with a carrying value of $242.1 million compared to $189.0 million as of December 31, 2003. The majority of the increase in carrying value of assets is due to a $72.4 million increase of our Agency MBS portfolio. The carrying value of our Subordinate MBS portfolio grew $10.6 million during 2004 and the carrying value of our Mortgage Loan portfolio decreased $17.6 million during the same period. Cash and cash equivalents decreased $12.0 million in 2004 from 2003.
Our primary investments in Mortgage Loans, Subordinate MBS and Agency MBS are described below.

Mortgage Loan Portfolio
The carrying value of our Mortgage Loan portfolio totaled $40.9 million as of December 31, 2004, a decrease of $17.6 million from the carrying value of $58.5 million as of December 31, 2003. CMO borrowings collateralized by our Mortgage Loan portfolio declined $17.0 million to $35.1 million as of December 31, 2004 from $52.1 million as of December 31, 2003.
Our Mortgage Loan portfolio securitizations contain call provisions that allow us to redeem the outstanding bonds at par, plus accrued interest and expenses, when the security balance is 20.0% or less than the original security balance. As of December 31, 2004, the current security balances for our securitizations were below the 20% call threshold. As such, we may elect to call the securitizations in 2005.
The following tables describe the credit performance of our Mortgage Loan portfolio securitizations:
Mortgage Loan Portfolio Credit Performance
(dollars in thousands)
1999-A Securitization

	December 31,

	2004		2003

	Principal	# of	Principal	# of
	Balance	Loans	Balance	Loans

Current	$14,909	409	$20,202	496
30-59 Days Delinquent	4,133	120	6,888	173
60-89 Days Delinquent	698	20	1,261	42
90+ Days Delinquent	1,851	40	3,435	74
Foreclosure	661	14	989	23
Real Estate Owned	162	3	—	—
Total losses allocated to our retained subordinate bonds for 2004 were less than $1,000 compared to $25,355 for 2003. Loan loss allowance as of December 31, 2004 totaled $0.1 million. We review loan loss allowance on a monthly basis.
A substantial portion of the Mortgage Loans collateralizing our 1999-A securitization is insured by the Federal Housing Administration.

1999-B Securitization

	December 31,

	2004		2003

	Principal	# of	Principal	# of
	Balance	Loans	Balance	Loans

Current	$16,161	471	$22,579	679
30-59 Days Delinquent	1,757	114	2,068	75
60-89 Days Delinquent	203	19	165	11
90+ Days Delinquent	252	17	336	18
Foreclosure	410	7	657	10
Real Estate Owned	—	—	127	3
Total losses allocated to our retained subordinate bonds for 2004 were $19,058 compared to $6,619 for 2003. Loan loss allowance as of December 31, 2004 totaled $0.3 million. We review loan loss allowance on a monthly basis.

Subordinate MBS Portfolio
The carrying value of our Subordinate MBS portfolio totaled $54.3 million as of December 31, 2004, an increase of $10.6 million from the carrying value of $43.7 million as of December 31, 2003. The par value of our Subordinate MBS portfolio was $87.5 million as of December 31, 2004 representing an increase of $0.9 million from the par value of $86.6 million as of December 31, 2003. As of December 31, 2004 and 2003, the total amount of mortgage loans collateralizing our Subordinate MBS portfolio was $13.7 billion and $28.5 billion, respectively.
The following tables describe the credit performance of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	December 31,

	2004		2003

	Principal	# of	Principal	# of
	Balance	Loans	Balance	Loans

Current	$13,588,627	27,302	$28,395,723	56,569
30-59 Days Delinquent	69,512	137	116,833	225
60-89 Days Delinquent	2,512	6	5,820	13
90+ Days Delinquent	942	2	4,972	11
Foreclosure	2,466	4	1,757	4
Real Estate Owned	—	—	1,249	3
We had total losses of less than $1,000 allocated to our Subordinate MBS portfolio for each of 2004 and 2003.

The following table describes the distribution of our Subordinate MBS portfolio by rating:
Subordinate MBS Portfolio Credit Ratings
(dollars in thousands)

	December 31,

	2004		2003

	Par	Carrying	Par	Carrying
	Value	Value	Value	Value

BB-rated	$29,608	$25,295	$8,663	$7,307
B-rated	31,510	21,219	35,645	23,423
Non-rated	26,342	7,798	42,301	12,952

Total Subordinate MBS Portfolio	$87,460	$54,312	$86,609	$43,682

The $10.6 million increase in carrying value during 2004 with a corresponding $0.9 million increase in par value is due principally to the relative increase in BB-rated securities as compared to B-rated and Non-rated securities.

Agency MBS Portfolio
The carrying value of our Agency MBS portfolio totaled $110.3 million as of December 31, 2004, an increase of approximately $72.4 million from the carrying value of $37.9 million as of December 31, 2003. Our Agency MBS portfolio consists entirely of whole pool fixed-rate Fannie Mae and Freddie Mac mortgage-backed securities and is primarily owned to satisfy certain Investment Company Act of 1940 requirements.
Our Agency MBS portfolio is economically hedged via forward sales of like-coupon Agency MBS. As of December 31, 2004, forward sales of Agency MBS totaled $108.7 million. Our Agency MBS portfolio is financed via Repurchase Agreements that re-price on a monthly basis.
The securities held in our Agency MBS Portfolio are guaranteed by Fannie Mae or Freddie Mac. As these are United States government-sponsored entities, we deem it unnecessary to take credit reserves on these securities.

VI.	Liquidity and Capital Resources
We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of December 31, 2004, we had a $20 million committed repurchase line of credit, which was fully utilized. In addition, as of December 31, 2004, we had nine uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure that we will be successful in obtaining such additional financing on favorable terms, if at all.
Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt and dividend payments. Revenues have exceeded our operating costs for each of the last three years. Our repayment of CMO debt amounted to $17.0 million for 2004, $51.4 million for 2003 and $48.5 million for 2002. Our principal payments received on our CMOs were $17.5 million for 2004, $26.3 million for 2003 and $48.8 million for 2002. In addition, in 2003, we received proceeds from the sale of Mortgage Loans of $32.3 million. These Mortgage Loans were sold as part of the termination of the 1998-A and 1998-B securitizations. Our dividend payments are generally covered by our net income. Our cash and cash equivalents declined in 2004 as compared to 2003 by $12 million primarily as a result of the purchase of $11.1 million of Agency MBS that were not financed as of December 31, 2004. Our cash and cash equivalents as of December 31, 2003 were $22 million greater than as of December 31, 2002 primarily due to the $31.5 million in capital raised in August 2003 in connection with a public offering of our common stock that was not fully invested as of December 31, 2003.
Hanover Statutory Trust I, which we refer to as the “Trust”, was created on February 24, 2005 for the exclusive purpose of issuing and selling trust preferred securities, which we refer to as “Trust Preferred Securities”. We invested $619,000 to purchase common securities of the Trust. On March 15, 2005, the Trust completed a $20,000,000 offering of its Trust Preferred Securities in a private placement and used the proceeds from the offering and other cash to purchase $20,619,000 of our junior subordinated notes due 2035.
The Trust Preferred Securities mature in 30 years and are redeemable in whole or in part, without penalty, at our option after five years. The Trust Preferred Securities require quarterly distributions and bear a fixed interest rate of 8.51% per annum for the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.
In addition to the Trust Preferred Securities transaction described above, we intend to access the capital markets in 2005 to raise additional capital. Any new capital raised will be used primarily to invest in our portfolio.
We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have invested a limited amount of our capital in the development of our software products, but have no future commitments to invest further in this area. As a REIT, we are required to pay dividends equal to 90% of our taxable income and therefore must depend on raising new sources of capital for growth.

VII.	Off-Balance Sheet Arrangements
As of December 31, 2004, we have two types of off-balance sheet arrangements: forward commitments to sell mortgage-backed securities and retained credit risk. We enter into forward commitments to sell securities in order to economically hedge on-balance sheet assets. As of December 31, 2004, forward sales of Agency MBS totaled $108.7 million for which we had recorded an asset of approximately $14,000 representing the fair value of such forward commitments. In addition, as of December 31, 2004, we retained the credit risk on $6.6 million of mortgage securities that we sold with recourse. Accordingly, we would be responsible for credit losses with respect to these securities.

VIII.	Contractual Obligations
The following are our contractual obligations as of December 31, 2004 (dollars in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$35,147	$—	$—	$—	$35,147
Operating Leases	1,148	441	707	—	—

Total	$36,295	$441	$707	$—	$35,147

Long-term debt is reflected at its stated maturity date although principal pay-downs received from the related mortgage loans held as collateral for CMOs will reduce the amount of debt outstanding.

IX.	Risk Factors
The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed below could be material to our results. If any of the risks discussed below actually occur, our business, operating results, prospects or financial condition could be harmed.
Risks Related to Corporate Governance

REIT Requirements
We believe that we currently qualify, and expect to continue to qualify, as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status although legislation enacted last year should make it possible for us to cure many types of technical defaults by satisfying certain conditions including, in some cases, the payment of $50,000 or more to the IRS. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means we would be unable to deduct distributions made to shareholders in computing taxable income and would be subject to Federal and state income tax on our taxable income at regular corporate rates;

•	our tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.

Investment Company Act of 1940
We intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. Investment Company Act of 1940 regulations, if they were deemed applicable to us, would prevent us from conducting our business by, among other things, limiting our ability to use borrowings.
The Investment Company Act of 1940 exempts entities that are primarily engaged in purchasing or otherwise acquiring mortgage loans and other liens on and interests in real estate. Under the Securities and Exchange Commission’s (“SEC”) current interpretation, in order to qualify for this exemption we must maintain at least 55% of our assets directly in qualifying real estate interests. However, mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgage loans may be treated as securities separate from the underling mortgage loans and, thus, may not be counted towards our satisfaction of the 55% requirement. The SEC has taken the position that investments in the subordinated tranches of securitized loan pools do not constitute “qualifying real estate interests.” Our ownership of these mortgage-backed securities, therefore, is limited by the provisions of the Investment Company Act of 1940. In addition, competition may prevent us from acquiring assets that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying assets to maintain our exemption under the Investment Company Act. Furthermore, the SEC may interpret the exemption to require that a certain percentage of our income must be derived from qualifying real estate interests. If the SEC changes its position on the interpretation of the exemption, we could be required to sell assets under potentially adverse market conditions in order to meet the new requirements.

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

Risks Affecting Our Investment Portfolio

Credit Performance Risk
Our Subordinate MBS and Mortgage Loan portfolios subject us to leveraged credit risk as our investments generally absorb all credit losses prior to the more senior tranches of mortgage-backed securities in the same issue. For example, if we purchase a $5.0 million principal amount subordinate security in a $500 million pool of mortgage loans, we provide credit enhancement for the $495 million of senior securities. Should credit losses subsequently occur, our subordinate security will be allocated 100% of the credit losses, to the extent of the current principal balance of our subordinate security. Should we suffer losses that are greater than those anticipated at the time of purchase, our business, financial condition and results of operations will be adversely affected. As of December 31, 2004, our Subordinate MBS portfolio was comprised of securities with principal balances totaling $87.5 million and a carrying value of $54.3 million. As of December 31, 2004, the total amount of mortgage loans we provide credit enhancement for was $13.7 billion.
As of December 31, 2004, our Mortgage Loan portfolio had a carrying value of $40.9 million for which we retained associated debt with a carrying value of $36.4 million that is more senior to our interest. The $4.5 million difference between the assets and liabilities associated with our Mortgage Loan portfolio represents our credit enhancement amount.

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

Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income and the value of our common stock in many ways and may present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from interests that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion); in which event our borrowing costs may exceed our interest income and we could incur operating losses.

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

Available Financing
Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings or to refinance such borrowings with longer-term financings. If we are not able to renew or replace maturing borrowings, or obtain longer-term financing, we would have to sell some or all of our assets, possibly under adverse market conditions. In addition, the failure to renew or replace mature borrowings, or obtain longer-term financing, may require us to terminate economic hedge positions, which could result in further losses. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at disadvantageous prices with consequent losses, which may render us insolvent.

Risks Related to Non-Investment Operations

Revenue Concentration
We derived 77% of our due diligence and assignment revenues from three clients for the year ended December 31, 2004. Revenue concentration amongst our COS clients is not uncommon, although the actual clients may be different from year to year and the products in which we experience this concentration may vary. In order to mitigate this concentration risk, we are working with our major clients to structure multi-year contracts; however, there can be no assurances that we will be able to complete these arrangements.
Of the $2.8 million of technology revenue in 2004, 95% was derived from six clients.
     Counterparty Risk
In many of our contracts we bear counterparty risk, which is the risk of ultimate payment of our fees by our clients upon completion of an engagement. When counterparty default occurs we may incur the entire cost of the transaction or service provided.
     Market Conditions and Industry Consolidation
As the mortgage industry consolidates there is the potential that engagements we receive from our clients could be negatively impacted, as our clients are merged into other entities which do not require our services. The market for LSA services is affected by industry trends such as the volume of loan originations and the number of loan sellers and buyers. The recent decline in loan origination volume and the continued mortgage industry consolidation could result in less product for our sales force to sell and fewer customers for our sales force to solicit.
     Financing
Our primary sources of liquidity are cash flow from operations and debt capacity available under an accounts-receivable-based line of credit from a major financial services provider, and an uncollateralized loan from Hanover to HCP and HT. If either of these borrowing sources were to be withdrawn, we would have to find other solutions to fund working capital. In addition, we continue to actively manage client collections and maintain tight controls over discretionary spending.
     Competent Staff
Our COS group currently consists of 23 full time staff and from time to time additional temporary staff. We attempt to aggressively plan and manage our COS group payroll costs to meet the anticipated demand for our services, while at the same time we attempt to ensure consistency with our variable staff by offering a number of short- and longer-term contracts. There will continue to be times that we have a supply-and-demand as well as skill-level imbalance in certain services and we continue to face increasing cost pressure from our consistently competitive talent market. No assurances can be made that we will always be able to find and employ competent staff at desired levels.
Our LSA business is primarily a service business driven by our ability to deliver service and solutions that add value to our customers. Our effectiveness is enhanced by the relationships and the reputation we have developed in the loan sale market. As a result, the success of our LSA business is affected by our ability to secure assignments from customers to sell loans, our ability to provide highly efficient and professional service and our ability to deploy a skilled sales force and support staff.
The traditional brokerage business is highly competitive, with the most significant competition coming from our customers’ using their own in-house marketing to conduct direct sales to investors. As a result, our salespeople must be skilled at communicating our value added in the loan sale process to sellers and buyers in order to secure assignments.
The ability to continue to retain and/or attract qualified employees also has a direct impact on future success. The combination of the industry knowledge maintained by the technology business unit key personnel and their understanding of the functionality of the software is important to the continued sale process and customer service provided to clients. The turnover of key personnel could have an adverse impact on the perceived ability for us to continue to support the product.
     Risks Affecting Technology
          Innovation and Marketplace Factors
The software business is characterized by a long sales cycle and the timing of a few large software license transactions can substantially affect the quarterly operating results. In addition, the following factors can have an impact on the results of the business line:

•	Announcement of technological innovations by us or our competitors;

•	Introduction or success of new products by us or our competitors;

•	Developments with respect to our intellectual property rights, including infringement rights which could result in costly litigation;

•	Fluctuations in demand for our products which may depend on acceptance of our products in the marketplace and the general level of spending in the software industry;

•	Rumors or dissemination of false and/or misleading information;

•	Significant transactions proposed or completed by us or our competitors;

•	Mix of products and services sold by us; or

•	Adoption of new accounting standards that affect the software industry.
Future revenue is impacted by income received from annual license contracts and the generation of additional new license and professional service fees. In future periods, if existing customers elect not to license additional products or contract for additional services or renew existing products, revenues could decline.
The market for our technology is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and new product enhancements and integrations. Future success depends on the ability to invest in development, improve our existing products, successfully integrate third party products, satisfy customer requirements and maintain market acceptance.
          Competitive Pricing
The competitive nature of the technology business also puts pressures on the pricing and terms we offer our clients. If competitors offer comparable services at lower prices, we may need to lower our fees to successfully compete. Likewise, if competitors offer additional features that our technology does not offer, our outsourced development expenses may increase to keep our products up to date with industry requirements.
          Technology Bugs and Errors
Our software, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of the software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introductions of new products or enhancements to the marketplace. Errors in the software could also be subject to litigation and liability based on performance and/or warranty claims. The accompanying publicity could adversely impact the demand for products.
          Third Party Maintenance and Support
We utilize a third party vendor to develop and maintain our software. We also incorporate third party software with some of our software products. If the third party vendor were to increase prices or terminate services, we may need to seek alternative vendors and incur additional internal or external development costs to ensure the continued performance of our products. Increases in the costs of developing and maintaining software will reduce profit margins. Interruption in functionality could adversely affect future sales.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Disclosure about Market Risk
Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios.
We divide “Market Risk” into: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.

Credit Risk
We believe the principal risk to our investment strategy is the credit performance of the domestic, residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the year ended December 31, 2004, we experienced credit losses of less than $25,000 on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past several years, the domestic residential housing market has experienced rapid and sustained housing price gains. Should housing prices decline, we believe our investments would be subject to increased risk of credit losses. Also over the past several years, mortgage loan delinquencies have been at historically low levels and a rise in delinquency rates would increase our risk of credit losses.
Additionally, mortgage lenders increasingly have been originating and securitizing new loan types such as interest-only, negative amortization and payment option loans. The lack of historical data on these loan types increases the uncertainty with respect to investments in these mortgages. The increased percentage of adjustable-rate, as opposed to fixed-rate, mortgage loans may have increased the credit risk profile of the residential mortgage market.
          Mortgage Loan Portfolio
We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with our Subordinate MBS portfolio, pre-purchase due diligence and ongoing surveillance is performed. Our Mortgage Loan portfolio is classified as held for investment. To the extent the individual mortgage loans are in a CMO, we are not able to selectively sell these mortgage loans. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on a monthly basis.
          Subordinate MBS Portfolio
We have leveraged credit risk in our Subordinate MBS portfolio through investments in the non-investment grade classes of securities, which are collateralized by high-quality, jumbo residential mortgage loans. These classes are the first to be impacted by losses on the underlying mortgage loans as their par values are written down by losses before higher-rated classes. Effectively, we are the guarantor of the higher-rated bonds, to the extent of the carrying value on the Subordinate MBS portfolio. On occasion, we will purchase subordinate bonds without owning the corresponding lower-rated class(es).
We manage credit risk through detailed investment analysis both before purchasing subordinate securities and on an ongoing basis. Before subordinate securities are purchased we analyze the collateral using both internally developed and third party analytics, review deal structures and issuance documentation, review the servicer for acceptability and verify that the bonds are modeled on a widely used valuation systems. Updated loan level collateral files are received on a monthly basis and are analyzed for favorable and unfavorable credit performance and trends. Bonds that do not meet our credit criteria may be sold via an arms-length competitive bidding process.
Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the securities par value and amortized cost. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.
          Agency MBS Portfolio
The securities held in our Agency MBS portfolio are guaranteed by Fannie Mae or Freddie Mac. As these are United States government-sponsored entities, we deem it unnecessary to take credit reserves on these securities.

Interest Rate Risk
To the extent that our investments are financed with liabilities that re-price with different frequencies or benchmark indices, we are exposed to volatility in our net interest income.
          Mortgage Loan Portfolio
Our Mortgage Loan portfolio has two outstanding CMOs, 1999-A and 1999-B, and a securitization 2000-A that is collateralized by certificates from 1999-A and 1999-B.
In the 1999-A CMO, the Mortgage Loans were match funded for both maturity and coupon rate via the issuance of term CMO debt where we retained only the subordinate certificates.
In the 1999-B CMO, the Mortgage Loans were match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt where we retained only the subordinate certificates. The Mortgage Loans for 1999-B are a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread we own a cap on one-month LIBOR with a strike rate of 5% and maturity date of October 2006. The notional amount of the cap is $23.5 million until October 2005 and $20 million until October 2006.
The retained subordinate certificates from our 1999-A and 1999-B CMOs constitute the collateral for our 2000-A CMO. The 2000-A securitization consists of two groups of certificates, one group collateralized by fixed-rate certificates and the other group collateralized by variable-rate certificates. For each group, the 2000-A bonds match the maturity of the underlying certificates but have a floating rate coupon indexed to one-month LIBOR.
          Subordinate MBS Portfolio
Our Subordinate MBS portfolio is funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of December 31, 2004, approximately 51% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
In addition, as of December 31, 2004, we owned a $20 million notional amount, 6% LIBOR Cap interest rate agreement that matures November 2008.

          Agency MBS Portfolio
Our Agency MBS portfolio consists of fixed-rate bonds financed under one-month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have entered into forward commitments to sell a similar amount of to be announced, which we refer to as “TBA”, Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools.

Market Value Risk
The market values of our investments are determined by a combination of interest rates, credit spreads and asset specific performance attributes, such as delinquencies. In general, increases in interest rates, widening credit spreads and deteriorating credit spreads will cause the value of the assets to decline. Changes in the market value of assets have two specific negative effects: increased financing margin requirements and, depending on an asset’s classification, a charge to income or to accumulated other comprehensive income. Another direct negative effect of changes in market value is that lenders may require additional margin under the terms of our Repurchase Agreements. This risk is managed by our liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements if the value of our assets decline.
          Mortgage Loan Portfolio
Our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of the mortgage loans cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale on our Consolidated Balance Sheets are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party mark to market prices. As of December 31, 2004, one bond from the 2000-A securitization is financed via a $1.3 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.
          Subordinate MBS Portfolio
Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are charged to accumulated other comprehensive income on our Consolidated Balance Sheets unless deemed other than temporary in which case the changes would be charged to income. Determination of market value is established by taking the lower of third party mark to market prices and internally generated prices.
          Agency MBS Portfolio
Our Agency MBS portfolio is classified as trading for which changes in market value are reflected in the Consolidated Statements of Income. Our Agency MBS portfolio is economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of assets will be substantially offset by similar changes in the value of the forward sold securities.

Prepayment Risk
Prepayments have a direct effect on the amortization of purchase discounts/premiums and the market value of assets. In general, in a mortgage portfolio, as interest rates increase prepayments will decline and as interest rates decrease prepayments will increase. The change in prepayment speed has a direct impact on the value of the mortgage asset. In general, assets owned at a discount will increase in value as prepayment speeds increase and the investor will be repaid sooner. Assets will decline in value as prepayment speeds decrease and the investor will have to wait longer for repayment. Assets owned at a premium will, in general, act in the opposite direction gaining value as prepayment speeds decrease and losing value as prepayment speeds increase.

In general, our Subordinate MBS portfolio benefits from prepayment speeds that are greater than anticipated. Because prepayment principal is generally allocated to bonds senior to the Subordinate MBS, our Subordinate MBS grow as a percentage of the collateral pool, known as credit deleverage, thereby greatly increasing their market value. Also, for adjustable rate securities the timing of the release of prepayment principal is affected by the rate of prepayments and slower prepayment may significantly affect market value.
Quantitative Disclosure about Market Risk

Agency MBS Portfolio
Our Agency MBS portfolio consists of market risk sensitive instruments classified as trading securities. The following tables describe the Agency MBS portfolio instruments and the forward sales used to economically hedge the portfolio, as of December 31, 2004 (dollars in thousands):
Agency MBS Portfolio Assets

	December 31, 2004

					Weighted
	Principal	Carrying	Fair		Average
Security Type	Balance	Value	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$57,457	$58,451	$58,451	5.50%	351 months
Fannie Mae MBS 30 Year Fixed Rate	27,747	28,224	28,224	5.50%	349 months
Fannie Mae MBS 30 Year Fixed Rate	14,208	14,125	14,125	5.00%	337 months
Fannie Mae MBS 15 Year Fixed Rate	9,300	9,468	9,468	5.00%	158 months
Agency MBS Portfolio Forward Sales

	December 31, 2004

		Contractual			Weighted
	Principal	Forward Sale	Market		Average
Security Type	Balance	Amount	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$57,400	$58,333	$58,342	5.50%	TBA Security
Fannie Mae MBS 30 Year Fixed Rate	27,800	28,228	28,221	5.50%	TBA Security
Fannie Mae MBS 30 Year Fixed Rate	14,200	14,111	14,096	5.00%	TBA Security
Fannie Mae MBS 15 Year Fixed Rate	9,300	9,451	9,450	5.00%	TBA Security
     Subordinate MBS Portfolio
Our Subordinate MBS portfolio consists of market risk sensitive instruments entered into for purposes other than trading purposes. We believe the principal risk to our Subordinate MBS portfolio is the credit performance of the individual securities. The following tables present the principal balance and weighted-average portfolio coupon as of December 31, 2004 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupons under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2004.
Subordinate MBS Portfolio (dollars in thousands):

December 31,
2004

Principal Balance	$87,460
Carrying Value	54,312
Weighted-Average Coupon	4.06%

Subordinate MBS Portfolio Loss Sensitivity (dollars in thousands):

Loss
Scenario		2005	2006	2007	2008	2009	Thereafter

0%	Total Principal Reduction	$937	$1,393	$7,080	$14,707	$12,390	$50,953
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon	4.42%	4.78%	4.97%	5.14%	5.45%	6.14%
50%	Total Principal Reduction	937	1,476	7,542	15,300	12,657	49,548
	Total Losses	0	83	487	790	734	2,887
	Weighted-Average Coupon	4.42%	4.78%	4.97%	5.14%	5.45%	6.10%
100%	Total Principal Reduction	937	1,559	8,003	15,714	13,052	48,195
	Total Losses	0	167	974	1,581	1,468	5,487
	Weighted-Average Coupon	4.42%	4.78%	4.97%	5.14%	5.45%	6.07%
150%	Total Principal Reduction	937	1,642	8,465	16,249	13,407	46,760
	Total Losses	0	250	1,461	2,371	2,201	7,866
	Weighted-Average Coupon	4.42%	4.78%	4.97%	5.14%	5.44%	6.06%
200%	Total Principal Reduction	937	1,725	8,901	16,763	13,681	45,453
	Total Losses	0	334	1,948	3,161	2,935	10,078
	Weighted-Average Coupon	4.42%	4.78%	4.97%	5.14%	5.44%	6.02%
     Mortgage Loan Portfolio
Our Mortgage Loan portfolio consists of market risk sensitive instruments classified as held for investment. We believe the principal risk to our Mortgage Loan portfolio is the credit performance of the individual mortgage loans. The following tables present the principal balance and weighted-average portfolio coupon as of December 31, 2004 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupons under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2004.
Mortgage Loan Portfolio: 1999-A Assets (dollars in thousands):

December 31,
2004

Principal Balance	$22,414
Carrying Value	22,649
Fair Value	22,611
Weighted-Average Coupon	7.82%

Mortgage Loan Portfolio: 1999-A Assets Loss Sensitivity (dollars in thousands):

Loss
Scenario		2005	2006	2007	2008	2009	Thereafter

0%	Total Principal Reduction	$5,996	$4,435	$3,284	$2,425	$1,777	$4,497
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon	7.89%	8.03%	8.09%	8.12%	8.20%	8.21%
50%	Total Principal Reduction	6,016	4,435	3,281	2,422	1,776	4,484
	Total Losses	23	6	4	2	4	7
	Weighted-Average Coupon	7.89%	8.03%	8.09%	8.12%	8.20%	8.21%
100%	Total Principal Reduction	6,036	4,435	3,279	2,419	1,775	4,470
	Total Losses	47	12	7	4	7	13
	Weighted-Average Coupon	7.89%	8.03%	8.09%	8.12%	8.20%	8.21%
150%	Total Principal Reduction	6,056	4,435	3,276	2,416	1,774	4,457
	Total Losses	70	19	11	7	11	20
	Weighted-Average Coupon	7.89%	8.03%	8.09%	8.12%	8.20%	8.21%
200%	Total Principal Reduction	6,076	4,435	3,274	2,413	1,773	4,443
	Total Losses	94	25	14	9	15	26
	Weighted-Average Coupon	7.89%	8.03%	8.09%	8.12%	8.20%	8.21%
Mortgage Loan Portfolio: 1999-B Assets (dollars in thousands):

December 31,
2004

Principal Balance	$18,783
Carrying Value	18,277
Fair Value	18,646
Weighted-Average Coupon	5.36%
Mortgage Loan Portfolio: 1999-B Assets Loss Sensitivity (dollars in thousands):

Loss
Scenario		2005	2006	2007	2008	2009	Thereafter

0%	Total Principal Reduction	$5,170	$3,825	$2,829	$2,078	$1,520	$3,361
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon	5.82%	6.16%	6.25%	6.34%	6.52%	4.18%
50%	Total Principal Reduction	5,179	3,834	2,833	2,079	1,518	3,340
	Total Losses	10	14	11	8	6	32
	Weighted-Average Coupon	5.82%	6.16%	6.25%	6.34%	6.52%	4.17%
100%	Total Principal Reduction	5,189	3,843	2,837	2,079	1,516	3,319
	Total Losses	20	27	22	17	13	64
	Weighted-Average Coupon	5.82%	6.16%	6.25%	6.34%	6.52%	4.16%
150%	Total Principal Reduction	5,198	3,852	2,841	2,080	1,514	3,298
	Total Losses	31	41	34	25	19	96
	Weighted-Average Coupon	5.82%	6.16%	6.25%	6.34%	6.52%	4.15%
200%	Total Principal Reduction	5,207	3,861	2,846	2,080	1,512	3,277
	Total Losses	41	55	45	34	26	128
	Weighted-Average Coupon	5.82%	6.16%	6.25%	6.34%	6.52%	4.14%
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Reports of Independent Registered Public Accounting Firms thereon, begin on page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.
The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-3 of Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
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
The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
		See Part II, Item 8 hereof.
	(2)	Financial Statement Schedules
		See Part II, Item 8 hereof.
	(3)	Exhibits
		Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

Hanover Capital Mortgage Holdings, Inc.

By:	/s/ J. Holly Loux

J. Holly Loux
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/s/ John A. Burchett John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Irma N. Tavares Irma N. Tavares	Chief Operating Officer, Senior Managing Director and a Director

/s/ Joyce S. Mizerak Joyce S. Mizerak	Senior Managing Director, Secretary and a Director

/s/ George J. Ostendorf George J. Ostendorf	Senior Managing Director and a Director

/s/ John A. Clymer John A. Clymer	Director

/s/ Joseph J. Freeman Joseph J. Freeman	Director

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director

/s/ Saiyid T. Naqvi Saiyid T. Naqvi	Director

/s/ John N. Rees John N. Rees	Director

/s/ James F. Stone James F. Stone	Director

/s/ J. Holly Loux J. Holly Loux	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1*(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
4.2	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4.3	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4.4	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4.5	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
10.3*(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.5*(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.6*(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10.7*(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1*(3)	1999 Equity Incentive Plan
10.8*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.11*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2*(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10.11.3*(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10.11.4*(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10.11.5*(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

Exhibit	Description

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10.15.2	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10.25*(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1*(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2*(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26*(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27*(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

Exhibit	Description

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10.36.5(14)	Indemnity Agreement by and between Registrant and A. Bradley Howe, dated as of July 1, 2004
10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7(14)	Indemnity Agreement by and between Registrant and J. Holly Loux, dated as of July 1, 2004
10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004
10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10.37	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
21	Subsidiaries of Hanover Capital Mortgage Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
31.1	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by J. Holly Loux pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by J. Holly Loux pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
     Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment.
/s/ GRANT THORNTON LLP
New York, New York
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
     Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Hanover Capital Mortgage Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, Hanover Capital Mortgage Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
New York, New York
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
Edison, New Jersey
We have audited the accompanying consolidated balance sheet of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 21, the accompanying 2003 and 2002 consolidated Statements of Income and Cash Flows have been restated.
/s/ DELOITTE & TOUCHE LLP
New York, New York
April 13, 2004 (March 29, 2005 as to the effects of the restatement discussed in Note 21)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$20,604	$32,588
Accounts receivable	2,153	2,487
Accrued interest receivable	1,036	1,026
Mortgage loans:
Held for sale	175	434
Collateral for CMOs	40,926	58,551
Mortgage securities pledged as collateral for agreements to repurchase:
Available for sale	54,312	29,807
Trading	99,142	37,882
Mortgage securities, not pledged:
Available for sale	—	13,875
Trading	11,126	—
Equity investment in HDMF-I LLC	3,067	2,085
Other assets	9,597	10,256

TOTAL ASSETS	$242,138	$188,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securities sold under agreements to repurchase	$130,102	$55,400
CMO borrowing	35,147	52,164
Dividends payable	2,514	2,458
Accounts payable, accrued expenses and other liabilities	3,156	4,150

TOTAL LIABILITIES	170,919	114,172

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01, 10 million shares authorized, -0- shares issued and outstanding
Common stock, par value $0.01, 90 million shares authorized, 8,381,583 and 8,192,903 shares issued and outstanding as of December 31, 2004 and 2003, respectively	84	82
Additional paid-in capital	103,126	101,279
Notes receivable from related parties	(583)	(1,167)
Retained earnings (deficit)	(30,779)	(25,598)
Accumulated other comprehensive (loss) income	(629)	223

TOTAL STOCKHOLDERS’ EQUITY	71,219	74,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,138	$188,991

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

		(As restated,	(As restated,
		see Note 21)	see Note 21)
REVENUES:
Interest income	$14,187	$10,480	$13,530
Interest expense	4,272	4,115	7,438

Net interest income	9,915	6,365	6,092
Loan loss provision	36	53	92

Net interest income after loan loss provision	9,879	6,312	6,000
Gain on sale of mortgage assets	10,400	9,483	1,794
Gain (loss) on mark to market of mortgage assets	237	(829)	1,367
Loss on freestanding derivatives	(4,389)	(222)	(716)
Due diligence fees	6,407	6,852	2,891
Technology	2,779	2,782	342
Loan brokering and advisory services	2,707	3,312	2,686
Assignment fees	2,481	3,065	1,387
Out-of-pocket reimbursements	1,403	1,354	574
Other income	307	162	4

Total revenues	32,211	32,271	16,329

EXPENSES:
Personnel	10,741	10,776	5,479
Subcontractor	4,184	4,344	1,812
Legal and professional	2,973	1,595	1,070
General and administrative	1,669	2,131	1,089
Out-of-pocket expenses	1,403	1,354	574
Depreciation and amortization	968	1,535	655
Other	876	493	409
Technology	874	273	293
Occupancy	513	481	349
Travel and entertainment	423	806	317

Total expenses	24,624	23,788	12,047

Operating income	7,587	8,483	4,282
Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	—	112
HanoverTrade, Inc.	—	—	655
HDMF-I LLC	445	1	157
Hanover Capital Partners 2, Inc.	—	—	(19)

Income before income tax (benefit) provision	8,032	8,484	5,187
Income tax (benefit) provision	(89)	444	49

NET INCOME	$8,121	$8,040	$5,138

BASIC EARNINGS PER SHARE	$0.98	$1.38	$1.16

DILUTED EARNINGS PER SHARE	$0.97	$1.35	$1.15

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

				Notes
				Receivable			Accumulated
	Common Stock		Additional	from		Retained	Other
			Paid-In	Related	Comprehensive	Earnings	Comprehensive
	Shares	Amount	Capital	Parties	Income	(Deficit)	(Loss) Income	Total

BALANCE, DECEMBER 31, 2001	4,275,676	$43	$67,082	$(1,750)		$(25,978)	$394	$39,791
Repurchase of common stock	(50,641)	(1)	(373)					(374)
Common stock paid for acquisition	63,577	1	469					470
Exercise of options	185,610	2	812					814
Comprehensive income:
Net income					$5,138	5,138		5,138
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					890		890	890
Reclassification adjustment for net gain (loss) included in net income					(1,097)		(1,097)	(1,097)
Net unrealized gain (loss) on interest rate caps designated as hedges					18		18	18
Reclassification adjustment for net gain (loss) included in net income					146		146	146

Comprehensive income					$5,095

Dividends declared						(4,482)		(4,482)

BALANCE, DECEMBER 31, 2002	4,474,222	45	67,990	(1,750)		(25,322)	351	41,314
Common stock paid for acquisition	60,180	—	457					457
Net proceeds from secondary offering	3,450,000	35	31,466					31,501
Exercise of options	165,555	1	670					671
Settlement of notes receivable from officers through common stock repurchase	(29,276)	—	(225)					(225)
Forgiveness of notes receivable from related parties				583				583
Common stock issued to Principals	72,222	1	921					922
Comprehensive income:
Net income					$8,040	8,040		8,040
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					3,164		3,164	3,164
Reclassification adjustment for net gain (loss) included in net income					(3,301)		(3,301)	(3,301)
Reclassification adjustment for net gain (loss) on interest rate caps designated as hedges included in net income					9		9	9

Comprehensive income					$7,912

Dividends declared						(8,316)		(8,316)

BALANCE, DECEMBER 31, 2003	8,192,903	82	101,279	(1,167)		(25,598)	223	74,819
Common stock paid for acquisition	35,419	—	494					494
Forgiveness of notes receivable from related parties				584				584
Common stock issued to Principals	72,222	1	848					849
Common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	5,393	—	81					81
Exercise of options	75,646	1	424					425
Comprehensive income:
Net income					$8,121	8,121		8,121
Other comprehensive income:
Net unrealized gain (loss) on available for sale securities					(736)		(736)	(736)
Reclassification adjustment for net gain (loss) included in net income					(116)		(116)	(116)

Comprehensive income					$7,269

Dividends declared						(13,302)		(13,302)

BALANCE, DECEMBER 31, 2004	8,381,583	$84	$103,126	$(583)		$(30,779)	$(629)	$71,219

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

		(As restated,	(As restated,
		see Note 21)	see Note 21)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,121	$8,040	$5,138
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	968	1,535	655
Common stock issued to Principals	849	922	—
(Accretion) amortization of net (discount) premium and deferred costs	(2,332)	(1,138)	133
Loan loss provision	36	53	92
Gain on sale of mortgage assets	(10,400)	(9,483)	(1,794)
(Gain) loss on mark to market of mortgage assets	(237)	829	(1,367)
(Gain) loss on disposition of real estate owned	(27)	51	(107)
(Gain) loss on paid-in-full mortgage loans	(19)	7	—
Purchase of trading securities	(80,127)	(7,955)	(41,287)
Sale of trading securities	—	11,108	65,497
Undistributed earnings of equity method investees	(445)	—	(748)
Decrease (increase) in accounts receivable	334	(781)	(494)
(Increase) decrease in accrued interest receivable	(10)	(66)	1,072
Decrease (increase) in notes receivable from related parties	—	813	(1,342)
Decrease (increase) in other assets	168	(4,016)	104
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(913)	1,870	(1,858)

Net cash (used in) provided by operating activities	(84,034)	1,789	23,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held for sale	—	(133)	(51)
Purchase of available for sale mortgage securities	(77,272)	(91,348)	(4,866)
Principal payments received on mortgage securities	10,736	2,995	4,446
Principal payments received on collateral for CMOs	17,491	26,279	48,837
Principal payments received on mortgage loans held for sale	167	60	209
Proceeds from sale of mortgage assets	75,915	56,457	10,197
Proceeds from disposition of real estate owned	44	175	253
Sales of mortgage securities to affiliates	—	—	945
Increase in cash due to acquisition of equity method investees’ common stock	—	—	1,671
Capital contributions to HDMF-I LLC	(537)	(3,647)	(5,859)
Capital distributions in excess of earnings from HDMF-I LLC	—	6,201	1,300
Cash paid for acquisition	—	(75)	—

Net cash provided by (used in) investing activities	26,544	(3,036)	57,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) repurchase agreements	74,702	49,117	(27,055)
Repayment of CMOs	(16,959)	(51,441)	(48,526)
Net proceeds from secondary offering	—	31,502	—
Payment of dividends	(13,246)	(6,977)	(4,218)
Repurchase of common stock	—	(225)	(132)
Decrease in notes receivable from related parties	584	583	—
Exercise of stock options	425	671	814

Net cash provided by (used in) financing activities	45,506	23,230	(79,117)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,984)	21,983	1,659
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,588	10,605	8,946

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,604	$32,588	$10,605

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
1.     ORGANIZATION AND BASIS OF PRESENTATION
Hanover Capital Mortgage Holdings, Inc. (“Hanover”) was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust (“REIT”), formed to operate as a specialty finance company. Hanover has two primary operating subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). References to the “Company” mean Hanover together with its consolidated subsidiaries.
Pursuant to a Stock Purchase Agreement effective July 1, 2002 and approved by a special committee of disinterested members of its Board of Directors, Hanover acquired 100% of the outstanding common stock of each of HCP, HT and Hanover Capital Partners 2, Inc. (“HCP-2”), a previously inactive subsidiary. Hanover had previously owned 100% of the non-voting preferred stock, but none of the voting common stock, of each of HCP, HT and HCP-2. This ownership structure was established in order to satisfy tax laws governing Hanover’s status as a REIT. Changes in the tax laws made it possible for Hanover to acquire voting control of HCP, HT and HCP-2 and operate under new rules permitting REITs to wholly own subsidiaries such as HCP, HT and HCP-2. Therefore, as of July 1, 2002, Hanover owns 100% of the outstanding common stock of each of HCP, HT and HCP-2, and for periods ending after June 30, 2002, Hanover’s financial statements are consolidated with the financial statements of HCP, HT and HCP-2.
Hanover acquired the common shares of HCP, HT and HCP-2 from four of its directors who are also executive officers. An independent appraiser determined that the value of the common stock of HCP and HT was $474,000 in the aggregate. The parties agreed that the common stock of HCP-2 would be transferred to Hanover as part of this transaction for no additional consideration. Each of the four selling executives agreed that the purchase price would be used to partially repay certain indebtedness owing to Hanover from them. Each of these four executives also received a bonus in an amount sufficient to cover the tax liability they incurred in connection with this transaction.
The Company is engaged in three principal businesses, which are conducted through its three primary operating units: Hanover, HCP and HT. The principal business strategy of Hanover is to generate interest income by investing in subordinate mortgage-backed securities (“MBS”) and mortgage loans. The principal business strategy of HCP is to generate non-interest income by providing consulting and outsourcing services for third parties in the mortgage industry, including loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. The principal business strategy of HT is to generate non-interest income by providing loan sale advisory services and technology solutions for third parties in the mortgage industry. Hanover also maintains an equity investment in HDMF-I LLC (“HDMF-I”). HDMF-I was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of primarily sub- and non-performing one-to-four family residential mortgage loans.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, U.S. Treasury bills, overnight investments deposited with banks and money market mutual funds primarily invested in government securities with weighted maturities less than 90 days.
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
The Company seeks to limit its exposure to credit losses on its portfolio of mortgage loans by performing an in-depth due diligence review on every loan purchased. The due diligence review encompasses the borrower’s credit, the enforceability of the documents, and the value of the mortgaged property. In addition, many mortgage loans are guaranteed by an agency of the Federal government or private mortgage insurance. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
known losses as well as unidentified potential losses in its mortgage loan portfolio if the impairment is deemed to be other-than-temporary. The provision is based on management’s assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection. Management reevaluates the adequacy of the Company’s loan loss allowance on at least a quarterly basis.
Mortgage Securities
The Company invests in subordinate mortgage-backed securities issued by third parties that are collateralized by pools of prime single-family mortgage loans. These loans are primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae, Freddie Mac and Ginnie Mae. Subordinate interests have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. These securities are generally rated below investment-grade and, as a result, are typically purchased at a substantial discount. The remaining amount of purchase discount is then accreted as interest income using the effective yield method. The objective of the effective yield method is to arrive at periodic interest income or expense at a constant effective yield over each security’s remaining effective life. For the Company’s subordinate mortgage-backed securities, an initial effective yield is calculated by estimating the cash flows associated with each subordinate security. The Company continues to update the estimate of cash flows over the life of the subordinate security. If the estimated future cash flows change, the effective yield is recalculated and the periodic accretion of interest income is adjusted over the remaining life of the subordinate security. If the fair value of the subordinate security declines below its carrying amount, and the decline in cash flows is determined to be an other-than-temporary decline, then an other-than-temporary impairment charge is included in current period earnings.
The Company also invests in mortgage-backed securities issued by Fannie Mae and Freddie Mac, or Agency mortgage-backed securities. Although not rated, Agency mortgage-backed securities carry an implied “AAA” rating. Generally, the Company purchases Agency mortgage-backed securities at a premium. Purchase premiums are amortized as interest expense using the effective yield method.
The Company’s policy is to generally classify subordinate mortgage-backed securities as available for sale as they are acquired. Management reevaluates the classification of the mortgage securities on a quarterly basis. Mortgage securities pledged as collateral for agreements to repurchase, whereby the secured party has the right by contract or custom to sell or repledge the collateral, have been classified as such in the accompanying Consolidated Balance Sheets.
Mortgage securities designated as available for sale are reported at estimated fair value, with unrealized gains and losses included in comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity. Unrealized losses considered to be other-than-temporary impairments are reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income.
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
Mortgage securities transactions are recorded on settlement date for mortgage securities purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the mortgage securities are removed, generally on settlement date. The amortization of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase premiums or the accretion of purchase discounts are recognized as a component of interest expense or interest income, respectively, in the accompanying Consolidated Statements of Income over the estimated lives of the related assets using the effective yield method adjusted for the effects of estimated prepayments and estimated losses. Realized gains and losses on mortgage securities transactions are determined on the specific identification method.
Equity Investments
Hanover records its investment in HDMF-I based on the equity method. Accordingly, Hanover records its proportionate share of the earnings or losses of HDMF-I. For all periods prior to July 1, 2002, Hanover recorded 97% of the earnings or losses of HCP and HT and 99% of the earnings or losses of HCP-2 based on the equity method. Effective July 1, 2002, the Company’s financial statements reflect the consolidation of the financial statements of Hanover, HCP, HT and HCP-2.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at their contractual amounts, plus accrued interest.
Financial Instruments
The Company, from time to time, enters into interest rate mechanisms (forward sales of mortgage securities issued by U.S. government agencies) to manage its exposure to changes in interest rates in connection with the purchase, holding and sale of its mortgage securities portfolio. The Company generally closes out the position to coincide with the sale of the related mortgage security. These instruments are considered economic hedges and are considered freestanding derivatives for accounting purposes. The Company recognizes changes in the fair value of such economic hedges as a component of loss on freestanding derivatives in the accompanying Consolidated Statements of Income.
The Company also enters into interest rate caps to manage its interest rate exposure on certain repurchase agreements and collateralized mortgage obligation, or CMO, financing. Interest rate caps are considered freestanding derivatives for accounting purposes. Changes in fair value are recognized as a component of loss on freestanding derivatives in the accompanying Consolidated Statements of Income. Payments received under the interest rate cap agreements are recorded as a reduction of interest expense on the repurchase agreement or CMO financing.
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
Revenue Recognition
Revenues from due diligence and assignment services include fees earned and out-of-pocket reimbursable costs from providing consulting and outsourcing services for third parties in the mortgage industry, including loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. Due diligence and assignment services are generally fixed-price or time-and-materials contracts. Revenues from such arrangements are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Management periodically reviews estimated revenues and costs for each job to determine

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if initial estimates remain appropriate. Changes to estimates are made in the period in which the change has been identified. Losses on contracts are recognized when identified.
Revenues from loan brokering and advisory services are recognized concurrently with the closing and funding of transactions, at which time fees are earned. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded.
Revenues from technology include fees earned from consulting services, the licensing of software and hosting of systems. The percentage-of-completion method is used to recognize revenues and profits for long-term technology consulting contracts. Progress towards completion is measured using the efforts-expended method or the contract milestones method. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the efforts-expended method, revenues and profits are recognized based on the extent of progress as measured by the ratio of hours performed at the measurement date to estimated total hours at completion. Estimated hours include estimated hours of employees and subcontractors engaged to perform work under the contract. Under the contract milestones method, revenues and profits are recognized based on results achieved in accordance with the contract in consideration of remaining obligations. If estimates of cost to complete long-term contracts indicate a loss, a provision is made currently for the total loss anticipated. Revenues from the licensing of software are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from monthly license or hosting arrangements are recognized on a subscription basis over the period in which the client uses the product.
When contracts include the delivery of a combination of services, such contracts are divided into separate units of accounting and the total contract fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with the revenue recognition policy, for each element.
Income Taxes
Hanover has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Accordingly, Hanover will not be subject to Federal or state income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met.
HCP and HT file separate consolidated Federal income tax returns and are subject to Federal, state and local income taxation. HCP and HT use the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.
Earnings Per Share
Basic earnings or loss per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings and losses. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.
Comprehensive Income
Current period unrealized gains and losses on available for sale securities are reported as a separate component of comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cumulative unrealized gains and losses are reported as accumulated other comprehensive income in the accompanying Consolidated Statements of Stockholders’ Equity.
Stock-Based Compensation
Hanover applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans, as more thoroughly described in Note 11 to the Consolidated Financial Statements. No compensation cost has been recognized for its stock options in the financial statements for 2004, 2003 and 2002. Had the Company determined compensation cost based on the fair value as of the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net income:
As reported	$8,121	$8,040	$5,138
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4)	(16)	(8)

Pro forma	$8,117	$8,024	$5,130

Basic earnings per share:
As reported	$0.98	$1.38	$1.16

Pro forma	$0.98	$1.38	$1.16

Diluted earnings per share:
As reported	$0.97	$1.35	$1.15

Pro forma	$0.97	$1.35	$1.14

The per share weighted-average fair value of stock options granted for the years ended December 31, 2004, 2003 and 2002 was $1.06, $0.46 and $0.10, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected life (years)	10	6	10
Risk-free interest rate	4.70%	3.81%	4.79%
Volatility	29.51%	28.28%	26.38%
Expected dividend yield	9.41%	10.94%	11.91%
Reclassification
Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.
Recent Accounting Pronouncements
The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). For investments that meet the scope of this consensus, EITF 03-1 provides application guidance to determine whether an investment is impaired, whether that impairment is other-than-temporary, and the measurement and recognition of an impairment loss. The consensus also includes accounting

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its carrying value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the fair value of the asset. The disclosure requirements of this consensus are currently in effect and are presented in Note 4. The recognition and measurement guidance of this consensus will become effective at a later date to be determined. Accordingly, the Company continues to evaluate other-than-temporary impairments as required by existing authoritative literature.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.
SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 (i.e., the quarter beginning July 1, 2005). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) any new awards granted after July 1, 2005 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123R pro forma disclosure. As of December 31, 2004, the Company had no stock options outstanding for which compensation expense would be recognized after adoption of SFAS No. 123R.
3.     MORTGAGE LOANS
Mortgage Loans Held for Sale
(dollars in thousands)

	December 31, 2004			December 31, 2003

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$12	$163	$175	$191	$359	$550
Net premium (discount) and deferred costs	—	—	—	(19)	(77)	(96)
Net unrealized loss	—	—	—	(20)	—	(20)

Carrying value of mortgage loans	$12	$163	$175	$152	$282	$434

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage Loans Securitized in Collateralized Mortgage Obligations
(dollars in thousands)

	December 31, 2004			December 31, 2003

	Fixed-	Adjustable-		Fixed-	Adjustable-
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$23,058	$18,139	$41,197	$34,493	$24,213	$58,706
Net premium (discount) and deferred financing costs	255	(102)	153	376	(124)	252
Loan loss allowance	(192)	(232)	(424)	(186)	(221)	(407)

Carrying value of mortgage loans	$23,121	$17,805	$40,926	$34,683	$23,868	$58,551

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized in collateralized mortgage obligations (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance, beginning of period	$407	$571	$777
Loan loss provision	36	53	92
Sales	—	(185)	—
Charge-offs	(19)	(32)	(298)

Balance, end of period	$424	$407	$571

4.     MORTGAGE SECURITIES
Mortgage Securities Pledged as Collateral for Agreements to Repurchase
(dollars in thousands)

	Available for Sale

	December 31,
	2004	2003

Principal balance of mortgage securities	$87,460	$60,464
Net discount	(32,519)	(31,318)

Total amortized cost of mortgage securities	54,941	29,146
Gross unrealized gain	474	1,369
Gross unrealized loss	(1,103)	(708)

Carrying value of mortgage securities	$54,312	$29,807

As of December 31, 2004 and 2003, the Company had approximately $99,142,000 and $37,882,000, respectively, of trading securities pledged as collateral for agreements to repurchase.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage Securities, Not Pledged
(dollars in thousands)

Available for Sale

December 31,
2003

Principal balance of mortgage securities	$26,145
Discount	(11,832)

Total amortized cost of mortgage securities	14,313
Gross unrealized gain	25
Gross unrealized loss	(463)

Carrying value of mortgage securities	$13,875

As of December 31, 2004, the Company had approximately $11,126,000 of trading securities, not pledged.
As of December 31, 2004, the carrying value of the Company’s available for sale mortgage securities included approximately $1,103,000 of gross unrealized loss that the Company did not consider to be other-than-temporary impairments. These temporary declines in market value were not deemed to be other-than-temporary impairments as they were not attributable to significant adverse changes in loss or prepayment assumptions. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value. The market value and gross unrealized loss for these securities by duration, as of December 31, 2004, are as follows (dollars in thousands):

		Gross
	Market	Unrealized
	Value	Loss

Less than 12 months	$38,592	$932
12 months or longer	1,848	171

Total	$40,440	$1,103

Summary of All Mortgage Securities by Collateral
(dollars in thousands)

	Available for Sale		Trading

	December 31,		December 31,
	2004	2003	2004	2003

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$110,268	$37,882
Fixed-Rate Subordinate Mortgage-Backed Securities	11,844	30,601	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities	42,468	13,081	—	—

Carrying value of mortgage securities	$54,312	$43,682	$110,268	$37,882

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value of the Company’s available for sale mortgage securities by average life as of December 31, 2004 are as follows (dollars in thousands):

Average Life	Carrying Value

Within one year	$—
After one year through five years	3,070
After five years through ten years	49,546
After ten years	1,696

$54,312

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, oftentimes without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.
The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2004, 2003 and 2002 were as follows (dollars in thousands):

Year Ended December 31, 2004

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$75,747	$10,430	$69

Year Ended December 31, 2003

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$23,531	$6,936	$171

	Year Ended December 31, 2002

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS	$7,288	$1,573	$3
Sale of Agency MBS	1,307	55	—
Included in gain (loss) on mark to market of mortgage assets in the Company’s Consolidated Statements of Income for the years ended December 31, 2004 and 2003 are approximately $192,000 of net unrealized holding gains and approximately $1,152,000 of net unrealized holding losses from trading securities held as of December 31, 2004 and 2003, respectively. Also included in gain (loss) on mark to market of mortgage assets in the Company’s Consolidated Statements of Income for the year ended December 31, 2003 is approximately $446,000 of gross gains and approximately $111,000 of gross losses from transfers of securities from available for sale to trading.
5.     CONCENTRATION OF CREDIT RISK
Mortgage Loans
The Company’s exposure to credit risk associated with its investment activities is measured on an individual borrower basis as well as by groups of borrowers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in mortgage loans held as collateral for CMOs in certain geographic areas. As of December 31, 2004, the percent of the total principal amount of loans

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding in any one state exceeding 5% of the principal amount of mortgage loans held as collateral for CMOs is as follows:

Texas	15%
California	10
Florida	9
Connecticut	5
Maryland	5
South Carolina	5

Total	49%

The Company did not have any material concentrations of credit risk in mortgage loans held for sale as of December 31, 2004.
Mortgage Securities
The Company’s exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers (dollars in thousands):

	December 31, 2004

	Available
Issuer	for Sale	Trading	Total

Issuer 1	$—	$58,451	$58,451
Issuer 2	—	51,817	51,817
Issuer 3	28,496	—	28,496
Issuer 4	10,104	—	10,104
Issuer 5	7,445	—	7,445
Issuer 6	1,969	—	1,969
Issuer 7	1,836	—	1,836
Issuer 8	1,737	—	1,737
Issuer 9	1,337	—	1,337
Issuer 10	785	—	785
Issuer 11	603	—	603

Total	$54,312	$110,268	$164,580

In the normal course of its business, the Company has concentrations of credit risk in mortgage securities in certain geographic areas. As of December 31, 2004, approximately 48% of the principal balance of available for sale mortgage securities are secured by mortgaged properties located in California.
Cash and Overnight Investments
The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2004, the Company had amounts on deposit with financial institutions in excess of FDIC limits. As of December 31, 2004, the Company had overnight investments of approximately $16,145,000 primarily in money market mutual funds invested in government securities. The Company limits its risk by

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities.
6.     EQUITY INVESTMENTS
The table below reflects the activity recorded in Hanover’s equity investments (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

	HDMF-I	HDMF-I	HCP	HT	HCP-2	HDMF-I	Total

Beginning balance	$2,085	$4,638	$1,808	$(4,789)	$—	$80	$(2,901)
Investment	537	3,647	—	470	—	5,859	6,329
Equity in income (loss)	445	1	112	655	(19)	157	905
Distributions	—	(6,201)	—	—	—	(1,458)	(1,458)
Impact of acquisition of subsidiaries’ common stock	—	—	(1,920)	3,664	19	—	1,763

Ending balance	$3,067	$2,085	$—	$—	$—	$4,638	$4,638

7.     NOTES RECEIVABLE FROM RELATED PARTIES
As of December 31, 2004, Hanover had approximately $583,000 of loans outstanding to four of its executive officers (the “Principals”) (dollars in thousands):

	December 31,			December 31,	Interest
	2003	Repayment	Forgiveness	2004	Rate	Maturity Date

Secured by stock	$38	$—	$(38)	$—	6.02%	September 2007
Secured by stock	1,129	—	(546)	583	5.70	September 2007

	$1,167	$—	$(584)	$583

The loans to Principals of approximately $583,000 as of December 31, 2004, recorded as a deduction from stockholders’ equity, are secured solely by an aggregate of 38,889 shares of Hanover’s common stock owned by the Principals and are otherwise nonrecourse to the Principals.
For the year ended December 31, 2004, approximately $584,000 of outstanding loans were forgiven and 72,222 shares of the Company’s common stock were earned by, and subsequently transferred to, the Principals pursuant to the Contribution Agreement, dated September 19, 1997 (the “1997 Agreement”) as amended by Amendment No. 1 to Contribution Agreement, dated July 1, 2002 (“Amendment No. 1”) and Amendment No. 2 to Contribution Agreement, dated May 20, 2004 (together, the “Contribution Agreement”). The terms of the Contribution Agreement provide for (i) the transfer of up to 216,667 shares of the Company’s common stock to the Principals and (ii) for the forgiveness of certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to the financial performance of the Company as of specified “earn-out measuring dates”. As of July 1, 2004, the second earn-out measuring date, approximately $1,167,000 of loans had been forgiven and 144,444 shares of the Company’s common stock had been earned by the Principals as the return on the Company’s common stock, including dividend distributions, exceeded the target annualized rate of return of 15% for the twenty consecutive trading days immediately preceding each earn-out measuring date (the “Target Rate”). The approximately $583,000 of loans outstanding as of December 31, 2004 could be forgiven and 72,223 shares of the Company’s common stock could be earned by, and subsequently transferred to, the Principals as of any July 1 between 2005 and 2007 if the return on the Company’s common stock exceeds the Target Rate.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the Contribution Agreement, the Company recognized approximately $1,433,000 and $1,505,000 of personnel expense for the years ended December 31, 2004 and 2003, respectively, in the accompanying Consolidated Statements of Income. The 1997 Agreement had been executed in conjunction with the Company’s initial public offering. Amendment No. 1 changed certain terms of the 1997 Agreement that resulted in the recognition of expense for the loan forgiveness and the transfer of shares.
8.     OTHER ASSETS
      (dollars in thousands)

	December 31,

	2004	2003

Prepaid expenses and other assets	$4,319	$4,235
Goodwill	2,568	2,544
Capitalized software, net	1,858	1,651
Accrued revenue on contracts in progress	852	1,826

	$9,597	$10,256

As of December 31, 2004, the Company has recorded goodwill of approximately $2,041,000 relating to a January 19, 2001 purchase of all of the assets of Pamex Capital Partners LLC and approximately $527,000 relating to a July 1, 2002 purchase of 100% of the outstanding common stock of each of HCP, HT and HCP-2. The Company evaluates goodwill for impairment on at least an annual basis, and no impairment losses were recognized for the years ended December 31, 2004, 2003 and 2002.
9.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company enters into repurchase agreements in which mortgage securities are pledged as collateral to secure short-term financing. All securities pledged as collateral for repurchase agreements are held in safekeeping by the lender.
As of December 31, 2004, the Company had outstanding borrowings under repurchase agreements for which approximately $54,312,000 and approximately $99,142,000 of available for sale and trading mortgage securities, respectively, and approximately $1,898,000 of retained CMO securities were pledged as collateral. The approximately $1,898,000 of retained CMO securities collateral represents certain certificates collateralized by the Company’s net equity in its CMO portfolio.
As of December 31, 2004, the Company had utilized all of its available capacity to borrow under a $20 million committed repurchase line of credit. This committed line matures on April 25, 2005.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information pertaining to repurchase agreement financing is summarized as follows (dollars in thousands):

	As of and for the Years Ended December 31,

	2004			2003

	Retained	Other		Retained	Other
	CMO	Mortgage		CMO	Mortgage
	Securities	Securities	Total	Securities	Securities	Total

REPURCHASE AGREEMENTS
Balance of borrowing as of end of period	$1,286	$130,901	$132,187	$1,392	$54,008	$55,400
Average borrowing balance during the period	$1,340	$97,805		$1,481	$35,520
Average interest rate during the period	3.21%	2.05%		2.84%	1.65%
Maximum month-end borrowing balance during the period	$1,392	$152,521		$1,678	$55,848
COLLATERAL UNDERLYING THE AGREEMENTS
Balance as of end of period — carrying value	$1,898	$153,454	$155,352	$2,062	$67,689	$69,751
The average interest rates for retained CMO and other mortgage securities for the year ended December 31, 2002 were 2.97% and 3.37%, respectively.
Repurchase financing, net of margin, pertaining to individual repurchase agreement lenders as of December 31, 2004 is summarized as follows (dollars in thousands):

		Net
		Repurchase	Underlying
Lender	Type of Collateral	Financing	Collateral

Lender A (committed and uncommitted)	Retained CMO Securities, Mortgage Securities	$21,771	$35,124
Lender B	Mortgage Securities	395	785
Lender C	Mortgage Securities	1,742	2,556
Lender D	Mortgage Securities	99,076	105,376
Lender E	Mortgage Securities	376	603
Lender F	Mortgage Securities	1,181	1,972
Lender G	Mortgage Securities	524	996
Lender H	Mortgage Securities	2,823	4,538
Lender I	Mortgage Securities	2,214	3,402

Total		$130,102	$155,352

As of December 31, 2004, the weighted-average borrowing rate on the Company’s repurchase agreements was 2.81%. With the exception of the first facility listed, all of the repurchase borrowings are pursuant to uncommitted financing arrangements which are typically renewed monthly. The first facility listed matures on April 25, 2005.
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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMO are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are nonrecourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.
Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	As of and for the year ended
	December 31, 2004				As of and for the year ended December 31, 2003

	Securitization				Securitization

	2000-A	1999-B	1999-A	Total	2000-A	1999-B	1999-A	1998-A	Total

CMO BORROWING:
Balance of borrowing as of end of period	$1,712	$15,336	$18,099	$35,147	$1,995	$22,133	$28,036	$—	$52,164
Average borrowing balance during the period	1,869	18,295	22,645	42,809	4,052	26,481	35,662	2,586	68,781
Average interest rate during the period	11.99%	2.89%	6.47%	5.18%	10.34%	2.52%	6.47%	3.52%	5.07%
Interest rate as of end of period	16.54%	3.74%	6.74%	5.91%	12.07%	2.38%	6.52%	—	4.97%
Maximum month-end borrowing balance during the period	1,984	21,493	26,869	50,346	10,726	31,635	41,696	15,842	99,899
COLLATERAL FOR CMOs:
Balance as of end of period — carrying value	$8,006	$14,837	$18,083	$40,926	$8,894	$21,559	$28,098	$—	$58,551
The average interest rates for the 2000-A, 1999-B, 1999-A and 1998-A CMOs for the year ended December 31, 2002 were 10.12%, 3.00%, 6.07% and 6.77%, respectively, and the total average interest rate was 5.57%.
Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2004 is as follows (dollars in thousands):

Principal
Year	Balance

2005	$10,941
2006	8,163
2007	6,072
2008	4,500
2009	3,322
Thereafter	8,199

$41,197

During the year ended December 31, 2003, the Company sold mortgage loans that supported certain CMOs, which the Company referred to as 1998-A and 1998-B. The mortgage loan sales resulted in the recognition of approximately $3,161,000 of gain on sale of mortgage assets in the accompanying Consolidated Statement of Income for the year ended December 31, 2003.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Managed Mortgage Whole Loans
The following table presents the principal balance of all mortgage loans securitized or owned by the Company (dollars in thousands):
Managed Assets

	December 31,

	2004	2003

Mortgage loans held for sale	$175	$550
Mortgage loans collateralizing on-balance sheet CMOs	41,197	58,706

Total mortgage loans purchased and managed by the Company	$41,372	$59,256

The following table presents delinquency rates for such managed mortgage whole loans:

	December 31,

	2004	2003

30-59 days delinquent	14.24%	15.11%
60-89 days delinquent	2.18%	2.41%
90 or more days delinquent	5.08%	6.97%
Loans in foreclosure	2.59%	2.78%
Real estate owned	0.39%	0.22%
The Company realized credit losses of approximately $19,000, $32,000 and $298,000 on the foregoing assets, that have been recorded as charge-offs to the Company’s loan loss allowance, for the years ended December 31, 2004, 2003 and 2002, respectively.
11.     EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company participates in the HCP retirement plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2004, 2003 and 2002, expense related to the 401(k) Plan was $108,151, $89,454 and $66,487, respectively. The expense related to the 401(k) Plan for the year ended December 31, 2002 includes $51,273 for HCP and HT for the six months ended December 31, 2002.
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
Of the stock options granted by the Compensation Committee pursuant to the 1997 Stock Option Plan, stock options granted to the Principals to purchase an aggregate of 162,664 shares of Hanover’s common stock at Hanover’s initial offering price vested ratably over a 48 month period from the date of the grant and, as of December 31, 2004, are fully vested. Stock options granted to the non-employee directors to purchase an aggregate of 16,000 shares of Hanover’s common stock are exercisable when issued. The remaining stock options granted to the Principals to purchase an aggregate of 80,160 shares of Hanover’s common stock vest(ed) in full or in part on any July 1 beginning with July 1, 2003 and ending with July 1, 2007. During 2004 and 2003, one-third, or 26,720 shares vested each year for a total of 53,440 vested shares. All other stock options granted pursuant to the 1997 Stock Option Plan have expired.
1999 Stock Option Plan — The 1999 Stock Option Plan authorizes the grant of options of up to 550,710 shares of Hanover’s common stock.
Transactions during the years ended December 31, 2004, 2003 and 2002 relating to the 1997 Stock Option Plan and the 1999 Stock Option Plan are as follows:

	# of Options for Shares
			Weighted-	Weighted-
	1997	1999	Average	Average
	Stock Option	Stock Option	Exercise	Exercise
	Plan	Plan	Price	Price

Outstanding as of December 31, 2001	279,324			$15.330

		453,979		$4.260

Stock Option Activity — 2002
Granted		2,000	9.800
Reissued	80,160		15.750
Cancelled	(86,160)	(12,334)	14.309
Expired	(22,500)		15.750
Exercised		(185,610)	4.385

Outstanding as of December 31, 2002	250,824			$15.283

		258,035		$4.216

Stock Option Activity — 2003
Granted	6,000	30,000	8.261
Exercised	(2,000)	(163,555)	4.057

Outstanding as of December 31, 2003	254,824			$15.224

		124,480		$5.362

Stock Option Activity — 2004
Granted	4,000	—	12.670
Exercised	—	(75,646)	5.626

Outstanding as of December 31, 2004	258,824			$15.184

		48,834		$4.952

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2004, 2003 and 2002, 280,938, 325,864 and 350,878 options were exercisable, respectively, with weighted-average exercise prices of $13.352, $11.370 and $9.567, respectively. Of the options outstanding as of December 31, 2004, 26,720 options, with an exercise price of $15.75, were not currently exercisable under the 1997 Stock Option Plan.
The following table summarizes information about stock options outstanding and exercisable:

1997 Stock Option Plan				1999 Stock Option Plan

	Number	Number	Weighted-		Number	Number	Weighted-
	Outstanding as	Exercisable as	Average		Outstanding as	Exercisable as	Average
Exercise	of December 31,	of December 31,	Remaining Life	Exercise	of December 31,	of December 31,	Remaining Life
Prices	2004	2004	in Years	Prices	2004	2004	in Years

$10.26	2,000	2,000	8.37	$3.875	15,334	15,334	5.38
12.67	4,000	4,000	9.39	4.625	26,000	26,000	4.58
12.83	2,000	2,000	8.87	7.690	1,500	1,500	3.15
15.00	162,664	162,664	2.72	7.750	4,000	4,000	6.40
15.75	86,160	59,440	7.17	9.800	2,000	2,000	7.38

18.13	2,000	2,000	3.19	$3.875 to $9.800	48,834	48,834	5.05

$10.26 to $18.13	258,824	232,104	4.40

Bonus Incentive Compensation Plan
A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. As of December 31, 2004 and 2003, bonus accruals of approximately $314,000 and $513,000, respectively were recorded. The 2003 bonus accrual of approximately $513,000 was paid in 5,393 shares of the Company’s common stock and approximately $432,000 in cash in 2004. The 2002 bonus accrual of approximately $198,000 was paid entirely in cash in 2003.
12.     INCOME TAXES
      (dollars in thousands)

	December 31,

	2004	2003

Federal net operating loss carryforwards	$2,788	$2,188
State net operating loss carryforwards	510	407
AMT Credit	17	17

	3,315	2,612
Valuation allowance	(3,065)	(2,549)

Deferred tax asset — net	$250	$63

One taxable subsidiary has Federal and state tax net operating loss carryforwards of approximately $7,300,000 and approximately $2,800,000, respectively, that expire in various years through 2019 and 2010, respectively. Another taxable subsidiary has state tax net operating loss carryforwards of approximately $1,100,000 which expire in various years through 2009.
The items resulting in significant temporary differences for the years ended December 31, 2004 and 2003 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and goodwill. The Company has established a valuation allowance for substantially all of its deferred income tax benefit.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the income tax (benefit) provision for the years ended December 31, 2004, 2003 and 2002 consist of the following:

	Years Ended December 31,

	2004	2003	2002

Current — Federal, state and local	$(27)	$128	$49
Deferred — Federal, state and local	(578)	(178)	(361)

	(605)	(50)	(312)
Valuation allowance	516	494	361

Total	$(89)	$444	$49

The income tax (benefit) provision relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes.
13.     DERIVATIVE INSTRUMENTS
Interest Rate Caps (Freestanding Derivatives)
From time to time, the Company purchases interest rate caps when it finances fixed-rate assets with floating-rate repurchase agreements and CMOs. As of December 31, 2004, the Company had two interest rate caps designated as freestanding derivatives. The objective in entering into these instruments is to protect the net interest margin, which represents the difference between the interest earned on assets and the interest paid on debt. Payments received on the interest rate caps are expected to partially offset increases in interest expense that could result from increases in interest rates. Currently, both interest rate caps are indexed to LIBOR. The Company considers its interest rate caps designated as freestanding derivatives additional protection against the net interest margin although they have not been specifically designated hedging instruments for accounting purposes. The Company recognized approximately $342,000 of losses for the year ended December 31, 2004 in the accompanying Consolidated Statement of Income for changes in the fair value of interest rate caps designated as freestanding derivatives. Both of these interest rate caps relate to the payment of variable interest on existing financial instruments. As of December 31, 2004, the fair value of the Company’s interest rate caps, recorded as a component of other assets in the accompanying Consolidated Balance Sheet, was approximately $101,000.
Forward Sales of Agency Securities (Freestanding Derivatives)
For the year ended December 31, 2004, the Company entered into forward sales of government agency guaranteed securities, known as Agency securities, to manage the exposure to changes in the value of securities classified as trading securities. The Company considers these forward sales to be freestanding derivatives. The objective is to offset gains or losses on the trading securities with comparable losses or gains on the forward sales. Generally, changes in the value of the trading securities are caused by changes in interest rates, changes in the market for mortgage-backed securities, and changes in the credit quality of the asset. Changes in interest rates and changes in the market for mortgage-backed securities will also affect the value of the forward sales of Agency securities. The Company does not attempt to hedge changes in the credit quality of individual assets. The Company calculates the expected impact that changes in interest rates and the market will have on the price of the trading securities and the forward sales. Using this information, the Company determines the amount of forward sales that it needs so that the expected gains or losses on trading securities will be offset by comparable losses or gains on the forward sales. The Company marks to market the gain or loss on all of the trading securities and all of the freestanding derivatives in each reporting period. The mark to market on the trading securities is reported as a component of gain (loss) on mark to market of mortgage assets in the accompanying Consolidated Statements of Income. The mark to market on the freestanding derivatives is reported as a component of loss on freestanding derivatives in the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying Consolidated Statements of Income. The Company realized approximately $72,000 of mark to market gains on forward sales for the year ended December 31, 2004. As of December 31, 2004, the fair value of the Company’s five forward sales of Agency mortgage-backed securities was approximately $14,000, recorded as a component of other assets in the accompanying Consolidated Balance Sheet.
14.     STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
Common Stock Issued and Outstanding
The activity in the Company’s common stock issued and outstanding is summarized as follows:

	Years Ended December 31,

	2004	2003	2002

Beginning of year
Issued and outstanding	8,192,903	4,474,222	4,275,676

Activity
Shares repurchased	—	(31,276)	(50,641)
Shares issued:
Options exercised	75,646	165,555	185,610
Common stock paid for acquisition	35,419	60,180	63,577
Common stock issued to Principals	72,222	72,222	—
Common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	5,393	—	—
Secondary offering	—	3,450,000	—
Resale of shares repurchased	—	2,000	—

Net Activity	188,680	3,718,681	198,546
End of year
Issued and outstanding	8,381,583	8,192,903	4,474,222

As of December 31, 2004, the Company has remaining authority to repurchase up to 2,500 and 1,000 shares of its common stock under share repurchase programs previously authorized in 2002 and 2001, respectively, and 501,025 shares for not more than approximately $137,000 previously authorized in 2000. For the year ended December 31, 2003, the Company repurchased and subsequently sold 2,000 shares of its common stock under a share repurchase program previously authorized in 2001.
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
Earnings Per Share
  (dollars in thousands, except share and per share data)

	Years Ended December 31,

	2004	2003	2002

BASIC EARNINGS PER SHARE:
Net income (numerator)	$8,121	$8,040	$5,138

Weighted-average common shares outstanding (denominator)	8,288,405	5,815,126	4,417,221

Basic earnings per share	$0.98	$1.38	$1.16

DILUTED EARNINGS PER SHARE:
Net income (numerator)	$8,121	$8,040	$5,138

Weighted-average common shares outstanding	8,288,405	5,815,126	4,417,221

Add: Incremental shares from assumed conversion of stock options	56,336	128,836	63,523

Diluted weighted-average shares outstanding (denominator)	8,344,741	5,943,962	4,480,744

Diluted earnings per share	$0.97	$1.35	$1.15

For the years ended December 31, 2004, 2003 and 2002 the number of potential common shares that were anti-dilutive was 256,824, 254,824 and 252,824, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS (dollars in thousands, except share data)

	Years Ended December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$300	$178	$11

Interest	$4,158	$4,209	$8,092

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Dividends declared in December but not paid until the following year	$2,514	$2,458	$1,119

35,419, 60,180 and 63,577 shares of common stock paid for acquisition in 2004, 2003 and 2002, respectively	$494	$458	$470

Common stock issued to Principals	$849	$922	$—

Forgiveness of notes receivable from related parties	$584	$583	$—

Write-off of note receivable	$—	$300	$—

Payment of portion of notes receivable from related parties with 29,276 and 34,975 shares of common stock in 2003 and 2002, respectively	$—	$225	$242

5,393 shares of common stock paid to Principal pursuant to Bonus Incentive Compensation Plan	$81	$—	$—

Transfer of mortgage loans to real estate owned, net	$—	$75	$369

Acquisition of common stock of subsidiaries from related parties in exchange for reduction of notes receivable from related parties	$—	$—	$474

INCREASE IN CASH DUE TO ACQUISITION OF EQUITY METHOD INVESTEES’ COMMON STOCK
Total negative equity of subsidiaries prior to acquisition	$—	$—	$(1,816)
Less net liabilities of subsidiaries prior to acquisition, excluding cash	—	—	(3,487)

Net increase in cash due to acquisition of subsidiaries’ residual interests	$—	$—	$1,671

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
The principal business strategy of Hanover is to generate interest income by investing in subordinate mortgage-backed securities and mortgage loans. The principal business strategy of HCP is to generate non-interest income by providing consulting and outsourcing services for third parties in the mortgage industry, including loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. HCP also owns an inactive mortgage banking entity and a registered broker/dealer; these two activities are not material and are combined with HCP for purposes of segment reporting. The principal business strategy of HT is to generate non-interest income by providing loan sale advisory services and technology solutions for third parties in the mortgage industry. HT also owns an inactive broker/dealer whose activities are not material and are combined with HT for segment reporting purposes. All of the Company’s revenues are attributed to activities conducted within the United States of America and its territories. For the year ended December 31, 2004, one of HCP’s customers accounted for approximately $4,003,000, or 12%, of the Company’s consolidated total revenues.

	Year Ended December 31, 2004 (dollars in thousands)

	Hanover
	Capital	Hanover
	Mortgage	Capital	Hanover
	Holdings, Inc.	Partners Ltd.	Trade, Inc.	Other	Eliminations	Consolidated

REVENUES:
Interest income	$14,582	$9	$—	$—	$(404)	$14,187
Interest expense	4,271	57	348	—	(404)	4,272

Net interest income	10,311	(48)	(348)	—	—	9,915
Loan loss provision	36	—	—	—	—	36

Net interest income after loan loss provision	10,275	(48)	(348)	—	—	9,879
Gain on sale of mortgage assets	10,400	—	—	—	—	10,400
Gain on mark to market of mortgage assets	237	—	—	—	—	237
Loss on freestanding derivatives	(4,389)	—	—	—	—	(4,389)
Due diligence fees	—	6,407	—	—	—	6,407
Technology	—	—	2,779	—	—	2,779
Loan brokering and advisory services	—	9	2,705	—	(7)	2,707
Assignment fees	—	2,481	—	—	—	2,481
Out-of-pocket reimbursements	—	1,403	—	—	—	1,403
Other income	41	27	310	—	(71)	307

Total revenues	16,564	10,279	5,446	—	(78)	32,211

Total expenses	7,108	10,779	6,812	3	(78)	24,624

Operating income	9,456	(500)	(1,366)	(3)	—	7,587
Equity in income of HDMF-I LLC	445	—	—	—	—	445

Income before income tax benefit	9,901	(500)	(1,366)	(3)	—	8,032
Income tax benefit	—	(88)	(1)	—	—	(89)

NET INCOME	$9,901	$(412)	$(1,365)	$(3)	$—	$8,121

Total assets	$240,792	$4,010	$6,419	$21	$(9,104)	$242,138
Capital expenditures and investments	$549	$71	$1,192	$—	$—	$1,812
Depreciation and amortization	$14	$56	$898	$—	$—	$968

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003 (dollars in thousands)

	Hanover
	Capital	Hanover
	Mortgage	Capital	Hanover
	Holdings, Inc.	Partners Ltd.	Trade, Inc.	Other	Eliminations	Consolidated

REVENUES:
Interest income	$10,726	$17	$24	$—	$(287)	$10,480
Interest expense	4,115	32	255	—	(287)	4,115

Net interest income	6,611	(15)	(231)	—	—	6,365
Loan loss provision	53	—	—	—	—	53

Net interest income after loan loss provision	6,558	(15)	(231)	—	—	6,312

Gain on sale of mortgage assets	9,486	—	—	—	(3)	9,483
Loss on mark to market of mortgage assets	(840)	11	—	—	—	(829)
Loss on freestanding derivatives	(222)	—	—	—	—	(222)
Due diligence fees	—	6,852	—	—	—	6,852
Loan brokering and advisory services	(57)	200	3,632	—	(463)	3,312
Assignment fees	—	3,095	—	—	(30)	3,065
Technology	—	—	2,782	—	—	2,782
Out-of-pocket reimbursements	—	1,354	—	—	—	1,354
Other income	(402)	56	15	—	493	162

Total revenues	14,523	11,553	6,198	—	(3)	32,271

Total expenses	5,941	10,488	7,360	—	(1)	23,788

Operating income	8,582	1,065	(1,162)	—	(2)	8,483

Equity in income of HDMF-I LLC	1	—	—	—	—	1

Income before income tax provision	8,583	1,065	(1,162)	—	(2)	8,484
Income tax provision	51	384	9	—	—	444

NET INCOME	$8,532	$681	$(1,171)	$—	$(2)	$8,040

Total assets	$186,944	$6,727	$4,849	$24	$(9,553)	$188,991
Capital expenditures and investments	$3,655	$28	$1,171	$—	$—	$4,854
Depreciation and amortization	$14	$60	$1,461	$—	$—	$1,535

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002 (dollars in thousands)

	Hanover
	Capital	Hanover
	Mortgage	Capital	Hanover
	Holdings, Inc.	Partners Ltd.	Trade, Inc.	Other	Eliminations	Consolidated (1)

REVENUES:
Interest income	$13,411	$12	$6	$352	$(251)	$13,530
Interest expense	7,438	—	—	—	—	7,438

Net interest income	5,973	12	6	352	(251)	6,092
Loan loss provision	92	—	—	—	—	92

Net interest income after loan loss provision	5,881	12	6	352	(251)	6,000
Gain on sale of mortgage assets	1,794	—	—	—	—	1,794
Gain on mark to market of mortgage assets	1,555	—	—	(188)	—	1,367
Loss on freestanding derivatives	(716)	—	—	—	—	(716)
Due diligence fees	—	2,891	—	—	—	2,891
Loan brokering and advisory services	—	—	2,691	—	(5)	2,686
Assignment fees	—	1,387	—	—	—	1,387
Out-of-pocket reimbursements	—	574	—	—	—	574
Technology	—	—	342	—	—	342
Other income	(225)	70	131	28	—	4

Total revenues	8,289	4,934	3,170	192	(256)	16,329

Total expenses	3,665	4,444	4,075	119	(256)	12,047

Operating income	4,624	490	(905)	73	—	4,282
Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	112	—	—	—	—	112
Hanover Trade, Inc.	655	—	—	—	—	655
HDMF-I LLC	157	—	—	—	—	157
Hanover Capital Partners 2, Inc.	(19)	—	—	—	—	(19)

Income before income tax provision	5,529	490	(905)	73	—	5,187
Income tax provision	4	8	8	29	—	49

NET INCOME	$5,525	$482	$(913)	$44	$—	$5,138

Total assets	$153,018	$3,706	$4,346	$24	$(6,973)	$154,121
Capital expenditures and investments	$6,862	$34	$710	$—	$—	$7,606
Depreciation and amortization	$3	$27	$625	$—	$—	$655

(1)	Segment information for 2002 is presented based upon the historical consolidated financial statements that reflect the financial results of HCP and HT as single line-items under “equity in income (loss) of equity method investees” for the six-months prior to July 1, 2002, and subsequently, consolidated with the financial results of Hanover for the six-months ended December 31, 2002.
17.     COMMITMENTS AND CONTINGENCIES
Employment Agreements
Hanover has entered into employment agreements with four of its executive officers, the Principals. Such agreements (i) have five year terms, (ii) provide for aggregate annual base salaries of approximately $1,078,000 (subject to annual cost of living increases) and (iii) automatically renew for successive one year terms thereafter until Hanover or the officer terminates the agreement.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, Hanover has entered into a Contribution Agreement with the Principals to (i) transfer up to 216,667 shares of the Company’s common stock to the Principals and (ii) forgive certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to the financial performance of the Company as of specified “earn-out measuring dates”. As of July 1, 2004, the second earn-out measuring date, approximately $1,167,000 of loans had been forgiven and 144,444 shares of the Company’s common stock had been earned by the Principals as the return on the Company’s common stock, including dividend distributions, exceeded the Target Rate. The approximately $583,000 of loans outstanding as of December 31, 2004 could be forgiven and 72,223 shares of the Company’s common stock could be earned by, and subsequently transferred to, the Principals as of any July 1 between 2005 and 2007 if the return on the Company’s common stock exceeds the Target Rate.
Credit Risk
In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2004, the unpaid principal balance of these mortgage securities was approximately $6,605,000.
Forward Commitments
As of December 31, 2004, the Company had forward commitments to sell approximately $108.7 million (par value) of Agency mortgage-backed securities that had not yet settled. These forward commitments were entered into to economically hedge approximately $108.7 million principal balance of Agency mortgage-backed securities classified as trading. As of December 31, 2004, the fair value of the Company’s five forward sales of Agency mortgage-backed securities was approximately $14,000, recorded as a component of other assets in the accompanying Consolidated Balance Sheet.
Lease Agreements
The Company has noncancelable operating lease agreements for office space. Future minimum rental payments for such leases, as of December 31, 2004, are as follows (dollars in thousands):

Year	Amount

2005	$441
2006	258
2007	251
2008	198
Thereafter	—

$1,148

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $471,000, $445,000 and $239,000, respectively. Rent expense for the year ended December 31, 2002 includes approximately $182,000 for HCP and HT for the six months ended December 31, 2002.
Legal Proceedings
From time to time, the Company is involved in litigation incidental to the conduct of its business. As of December 31, 2004, the Company was not a party to any lawsuit or proceeding which, in the opinion of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management and its legal counsel, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.
18.     FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s assets and liabilities classified as financial instruments and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$20,604	$20,604	$32,588	$32,588
Accrued interest receivable	1,036	1,036	1,026	1,026
Mortgage loans:
Held for sale	175	175	434	434
Collateral for CMOs	40,926	41,257	58,551	58,781
Mortgage securities pledged as collateral for agreements to repurchase:
Available for sale	54,312	54,312	29,807	29,807
Trading	99,142	99,142	37,882	37,882
Mortgage securities, not pledged:
Available for sale	—	—	13,875	13,875
Trading	11,126	11,126	—	—
Interest rate caps	101	101	443	443
Forward commitments to sell mortgage securities	14	14	—	—
Liabilities:
Securities sold under agreements to repurchase	$130,102	$130,102	$55,400	$55,400
CMO borrowing	35,147	35,213	52,164	52,679
Forward commitments to sell mortgage securities	—	—	58	58
Accounts payable, accrued expenses and other liabilities	3,156	3,156	4,150	4,150
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:
Mortgage loans — The fair value of these financial instruments is based upon projected prices which could be obtained through investors considering interest rates, loan type, and credit quality.
Mortgage securities — The fair value of these financial instruments is based upon either or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.
Cash and cash equivalents, accrued interest receivable, securities sold under agreements to repurchase and accounts payable, accrued expenses and other liabilities — The fair value of these financial instruments is determined to be their carrying value due to their short-term nature.
Interest rate caps — The fair value of these financial instruments is estimated based on dealer quotes and is the estimated amount the Company would pay to execute new agreements with similar terms.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Forward commitments to sell mortgage securities — The Company has outstanding forward commitments to sell mortgage securities into mandatory delivery contracts with investment bankers. The fair value of these financial instruments is determined as the difference between the contractual forward sale amount and the market value as provided by third parties.
CMO borrowing — The fair value of these financial instruments is based upon estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.
19.     SUBSEQUENT EVENTS
On January 13, 2005, a $0.30 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 31, 2004.
Hanover Statutory Trust I (the “Trust”) was created on February 24, 2005 for the exclusive purpose of issuing and selling trust preferred securities (“Trust Preferred Securities”). The Company invested $619,000 to purchase common securities of the Trust. On March 15, 2005, the Trust completed a $20,000,000 offering of its Trust Preferred Securities in a private placement and used the proceeds from the offering and other cash to purchase $20,619,000 of the Company’s junior subordinated notes due 2035.
The Trust Preferred Securities mature in 30 years and are redeemable in whole or in part, without penalty, at our option after five years. The Trust Preferred Securities require quarterly distributions and bear a fixed interest rate of 8.51% per annum during the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.

20.	UNAUDITED QUARTERLY FINANCIAL DATA
     (dollars in thousands, except per share data)

	Three Months Ended

	December 31,	September 30,		June 30,		March 31,
	2004	2004		2004		2004

Net interest income	$2,560	$2,784		$2,288		$2,282

Total revenues	$8,601	$7,756	(3)	$7,969	(3)	$7,885	(3)

Total expenses	$6,262	$5,657	(3)	$7,258	(3)	$5,447	(3)

Net income	$2,736	$2,227		$613		$2,545

Basic earnings per share (1)	$0.33	$0.27		$0.07		$0.31

Diluted earnings per share (1)	$0.33	$0.27		$0.07		$0.31

Dividends declared (2)	$0.30	$0.30		$0.30		$0.70	(4)

	Three Months Ended

	December 31,		September 30,		June 30,		March 31,
	2003		2003		2003		2003

Net interest income	$2,071		$1,741		$1,443		$1,110

Total revenues	$9,040	(3)	$7,747	(3)	$7,870	(3)	$7,614	(3)

Total expenses	$6,429	(3)	$5,715	(3)	$6,644	(3)	$5,000	(3)

Net income	$2,453		$1,870		$1,169		$2,548

Basic earnings per share (1)	$0.30		$0.31		$0.26		$0.57

Diluted earnings per share (1)	$0.30		$0.29		$0.25		$0.56

Dividends declared (2)	$0.30		$0.30		$0.30		$0.45	(5)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Earnings per share are computed independently for each of the quarters presented utilizing the respective weighted-average shares outstanding; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.

(2)	Quarterly dividends are presented in respect of earnings rather than declaration date.

(3)	Amounts have been restated, see Note 21, amounts previously reported are as follows:

	Three Months Ended

	September 30,	June 30,	March 31,
	2004	2004	2004

Total revenues	$7,472	$7,559	$7,542

Total expenses	$5,373	$6,848	$5,104

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Total revenues	$8,532	$7,490	$7,554	$7,341

Total expenses	$5,921	$5,458	$6,328	$4,727

(4)	Includes a special dividend of $0.40 per share in respect of 2003 earnings, and declared, paid and taxable in the first quarter of 2004.

(5)	Includes a special dividend of $0.15 per share in respect of 2002 earnings, and declared, paid and taxable in the first quarter of 2003.
21.     RESTATEMENT
Subsequent to the issuance of its Consolidated Financial Statements for the quarter ended September 30, 2004, the Company determined that reimbursable out-of-pocket expenses previously reported as a reduction of expenses should have been recorded as revenue in its income statements. As a result, the consolidated statements of income for the years ended December 31, 2003 and 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (dollars in thousands):

	Year Ended December 31,

	2003		2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

REVENUES:
Out-of-pocket reimbursements	$—	$1,354	$—	$574
Total revenues	$30,917	$32,271	$15,755	$16,329
EXPENSES:
Out-of-pocket expenses	$—	$1,354	$—	$574
Total expenses	$22,434	$23,788	$11,473	$12,047
In addition, the Company corrected the classification of approximately $6,201,000 and $1,300,000 of capital distributions from HDMF-I LLC in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002, respectively, from cash flows from operating activities to cash flows from investing activities.