Form 10-Q
period 2005-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2005-05-16
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
The registrant had 8,401,940 shares of common stock outstanding as of May 11, 2005.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 2)

Assets
Cash and cash equivalents	$32,722	$20,604
Accounts receivable	2,003	2,153
Accrued interest receivable	1,065	1,036
Mortgage loans
Held for sale	171	175
CMO collateral	38,493	40,926
Mortgage securities pledged under repurchase agreements
Available for sale	60,332	54,312
Trading	92,198	99,142
Mortgage securities, not pledged
Available for sale	6,047	—
Trading	10,626	11,126
Equity investments in unconsolidated affiliates	3,590	3,067
Other assets	10,301	9,597

	$257,548	$242,138

Liabilities
Repurchase agreements	$127,425	$130,102
Collateralized mortgage obligations (CMOs)	32,855	35,147
Dividends payable	—	2,514
Accounts payable, accrued expenses and other liabilities	3,988	3,156
Liability to subsidiary trust issuing preferred securities	20,619	—

	184,887	170,919

Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,381,583 shares issued and outstanding as of March 31, 2005 and December 31, 2004	84	84
Additional paid-in capital	103,126	103,126
Notes receivable from related parties	(583)	(583)
Retained earnings (deficit)	(29,416)	(30,779)
Accumulated other comprehensive income	(550)	(629)

	72,661	71,219

	$257,548	$242,138

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues
Interest income	$3,832	$3,102
Interest expense	1,572	820

Net interest income	2,260	2,282
Loan loss provision	7	10

Net interest income after loan loss provision	2,253	2,272
Gain on sale of mortgage assets	2,280	3,458
Loss on mark to market of mortgage assets	(1,628)	(57)
Gain (loss) on freestanding derivatives	708	(1,066)
Due diligence fees	1,993	1,380
Assignment fees	549	585
Technology	554	388
Loan brokering and advisory services	512	491
Reimbursed out-of-pocket expenses	463	343
Other income	56	91

Total revenues	7,740	7,885

Expenses
Personnel	2,260	2,304
Subcontractors	1,181	1,050
Legal and professional	920	587
General and administrative	388	447
Depreciation and amortization	281	216
Occupancy	135	117
Technology	295	97
Travel and entertainment	102	141
Out-of-pocket expenses reimbursed	463	343
Other	299	145

Total expenses	6,324	5,447

Operating income	1,416	2,438
Equity in (loss) income of unconsolidated affiliates	(96)	24

Income before income tax provision (benefit)	1,320	2,462
Income tax provision (benefit)	(43)	(83)

Net Income	$1,363	$2,545

Basic Earnings Per Share	$.16	$.31

Diluted Earnings Per Share	$.16	$.31

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Net income	$1,363	$2,545
Other comprehensive Income:
Net unrealized (loss) gain on securities classified as available for sale	(11)	814
Reclassification adjustment for net gain (loss) included in net income	90	(366)

Other comprehensive income	79	448

Comprehensive income	$1,442	$2,993

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2005

				Notes		Accumulated
	Common Stock		Additional	Receivable	Retained	Other
			Paid-In	from	Earnings	Comprehensive
	Shares	Amount	Capital	Related Parties	(Deficit)	Income	Total

Balance, December 31, 2004	8,381,583	$84	$103,126	$(583)	$(30,779)	$(629)	$71,219
Net income					1,363		1,363
Other comprehensive income						79	79
Dividends declared					—		—

Balance, March 31, 2005	8,381,583	$84	$103,126	$(583)	$(29,416)	$(550)	$72,661

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating Activities
Net income	$1,363	$2,545
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	281	216
Accretion of net discount	(635)	(529)
Loan loss provision	7	10
Loss recognized from mark to market of mortgage assets	1,628	57
Undistributed losses (earnings) of unconsolidated affiliates — net	96	(24)
Gain on sale of mortgage assets	(2,280)	(3,458)
Gain on disposition of real estate owned	—	(27)
Purchase of trading securities	—	(12,716)
Decrease in accounts receivable	150	67
Increase in accrued interest receivable	(29)	(44)
(Increase) decrease in other assets	(985)	1,234
Increase in accounts payable, accrued expenses and other liabilities	212	174

Net cash used in operating activities	(192)	(12,495)

Investing Activities
Purchase of available for sale mortgage securities	(27,333)	(11,920)
Principal collections on mortgage securities	6,092	1,452
Principal collections on CMO collateral	2,412	4,790
Principal collections on mortgage loans held for sale	4	77
Proceeds from sale of mortgage assets	17,989	16,121
Proceeds from disposition of real estate owned	—	44
Capital investment in unconsolidated affiliates	(619)	(537)

Net cash (used in) provided by investing activities	(1,455)	10,027

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	20,619	—
Proceeds from borrowings on line of credit	620	—
(Decrease) increase in borrowings using repurchase agreements	(2,677)	7,788
Payments on CMOs	(2,283)	(4,680)
Payment of dividends	(2,514)	(5,750)

Net cash provided by (used in) financing activities	13,765	(2,642)

Net increase (decrease) in cash and cash equivalents	12,118	(5,110)

Cash and cash equivalents at beginning of period	20,604	32,588

Cash and cash equivalents at end of period	$32,722	$27,478

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
      Hanover Capital Mortgage Holdings, Inc. (“Hanover”) is a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). When we refer to the “Company,” we mean Hanover together with its consolidated subsidiaries.
      The Company’s principal business is the REIT that generates net interest income on its portfolio of mortgage securities and mortgage loans on a leveraged basis. Secondarily, mortgage industry service and technology related income is earned through HCP and HT.

2.	Basis of Presentation
Interim Financial Reporting
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
      Hanover accounts for stock-based awards under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB25”). Under APB25 Hanover has not recognized as compensation expense the value of stock-based awards. Hanover did not issue stock awards during the three months ended March 31, 2005 and 2004.
      In December 2004 the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”) that supercedes APB25 and requires the use of a fair value based methodology (similar to the original SFAS 123 methodology) to measure and record expenses and liabilities associated with stock-based compensation. The revised standard is required to be adopted by Hanover beginning January 1, 2006 and is applicable to any new awards and to all existing awards for which the requisite service to earn the award has not yet been rendered. The effect of adopting the revised standard is not expected to be material to Hanover’s earnings or financial condition.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Stockholders’ Equity and Earnings Per Share
Common Stock Issued and Outstanding

	Three Months Ended
	March 31,

	2005	2004

Beginning of period
Issued and outstanding	8,381,583	8,192,903
Activity
Common stock paid for acquisition	—	35,419

Net Activity	—	35,419

End of period
Issued and Outstanding	8,381,583	8,228,322

Earnings Per Share
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,

	2005	2004

Basic earnings per share:
Net income (numerator)	$1,363	$2,545

Weighted-average common shares outstanding (denominator)	8,381,583	8,209,250

Basic earnings per share	$.16	$.31

Diluted earnings per share:
Net income (numerator)	$1,363	$2,545

Weighted-average common shares outstanding	8,381,583	8,209,250
Add: Incremental shares from assumed conversion of stock options	26,752	77,795

Diluted weighted-average shares outstanding (denominator)	8,408,335	8,287,045

Diluted earnings per share	$.16	$.31

4.	Mortgage Loans — Carrying value
      Mortgage loans classified as held for sale are carried at the lower of cost or market and consist of approximately $11,000 in fixed rate mortgages and $160,000 in adjustable rate mortgages as of March 31, 2005.
CMO Collateral
(Dollars in thousands)

	March 31, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount	$21,469	$17,316	$38,785	$23,058	$18,139	$41,197
Net premium (discount) and deferred financing costs	234	(95)	139	255	(102)	153
Loan loss allowance	(193)	(238)	(431)	(192)	(232)	(424)

Carrying value — Net amortized cost	$21,510	$16,983	$38,493	$23,121	$17,805	$40,926

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CMO Collateral — Loan Loss Allowance Activity
(Dollars in thousands)

	Three Months
	Ended
	March 31,

	2005	2004

Balance, beginning of period	$424	$407
Loan loss provision	7	10
Charge-offs	—	(12)

Balance, end of period	$431	$405

5.	Mortgage Securities — Estimated Fair Values
Mortgage Securities Pledged Under Repurchase Agreements
(Dollars in thousands)

	March 31,	December 31,
	2005	2004

Mortgage securities classified as available for sale
Principal balance	$90,840	$87,460
Net premium (discount)	(30,130)	(32,519)

Amortized cost	60,710	54,941
Gross unrealized gain	550	474
Gross unrealized loss	(928)	(1,103)

Estimated fair value	$60,332	$54,312

Mortgage securities classified as trading
Principal balance	$92,597	$98,098
Net premium (discount)	777	839

Amortized cost	93,374	98,937
Gross unrealized gain	530	1,215
Gross unrealized loss	(1,706)	(1,010)

Estimated fair value	$92,198	$99,142

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Mortgage Securities, Not Pledged
(Dollars in thousands)

	March 31,	December 31,
	2005	2004

Mortgage securities classified as available for sale
Principal balance	$9,820	$—
Net premium (discount)	(3,601)	—

Amortized cost	6,219	—
Gross unrealized gain	—	—
Gross unrealized loss	(172)	—

Estimated fair value	$6,047	$—

Mortgage securities classified as trading
Principal balance	$10,602	$10,949
Net premium (discount)	181	190

Amortized cost	10,783	11,139
Gross unrealized gain	—	—
Gross unrealized loss	(157)	(13)

Estimated fair value	$10,626	$11,126

All Mortgage Securities by Collateral Type
(Dollars in thousands)

	Available for Sale		Trading

	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004

Mortgage securities classified as
Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$102,824	$110,268
Fixed-Rate Subordinate Mortgage-Backed Securities	13,472	11,844	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities	52,907	42,468	—	—

Carrying value of mortgage securities	$66,379	$54,312	$102,824	$110,268

6.	Notes Receivable from Related Parties
      As of March 31, 2005, Hanover had approximately $583,000 of loans outstanding to four of its executive officers (the “Principals”). The notes mature in September 2007. The loans to the Principals, recorded as a deduction from stockholders’ equity of as of March 31, 2005, are secured solely by an aggregate of 38,889 shares of Hanover’s common stock, owned by the Principals, and are otherwise non-recourse to the Principals.
      The $583,000 of loans outstanding could be forgiven and 72,223 shares of the Company’s common stock could be earned by, and subsequently transferred to, the Principals as of any July 1 between 2005 and 2007 if the return on the Company’s common stock meets or exceeds predefined conditions.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities
      Information pertaining to individual repurchase agreement lenders as of March 31, 2005 is as follows (dollars in thousands):

	Committed	December 31,		March 31,	Carrying Value
	Borrowing	2004	Net	2005	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$20,000	$21,771	$(116)	$21,655	$34,702	Retained CMO Securities, Mortgage Securities
Lender B		395	1,260	1,655	2,525	Mortgage Securities
Lender C		1,742	(1,742)	—	—	Mortgage Securities
Lender D		99,076	(9,601)	89,475	94,964	Mortgage Securities
Lender E		376	(7)	369	622	Mortgage Securities
Lender F		1,181	8,399	9,580	14,159	Mortgage Securities
Lender G		524	(2)	522	977	Mortgage Securities
Lender H		2,823	(895)	1,928	2,964	Mortgage Securities
Lender I		2,214	27	2,241	3,478	Mortgage Securities

Total		$130,102	$(2,677)	$127,425	$154,391

      As of March 31, 2005, the weighted-average borrowing rate on the Company’s repurchase agreements was 3.30%. The committed borrowing amount for Lender A, set to expire on April 25, 2005, has been extended until the lender can complete the renewal process. Management expects Lender A to renew the commitment for twelve months (see Note 12). All of the Company’s other repurchase borrowings are pursuant to uncommitted financing arrangements that are typically renewed monthly.
      HCP has a line of credit established with a major business finance organization for up to $2 million or 80% of HCP’s accounts receivable. The line is secured by the assets of HCP. The interest rate is applied daily to outstanding amounts based on the LIBOR rate plus 2.8%. At March 31, 2005, HCP’s borrowing rate was 5.66%.

8.	Derivative Instruments
      Hanover uses certain derivative instruments to manage the risk of changes in market conditions that could affect the value of certain portfolio securities or adverse changes in floating interest rates of its debt instruments. Hanover’s derivatives are classified as freestanding with income realized from settlements and changes in valuation of contracts included in income. Derivative instruments are included as a component of other assets and carried at fair value based on estimates using market prices.
      Hanover uses forward sales contracts to provide protection against adverse changes in the market value of its Agency mortgage-backed securities. Hanover also uses interest rate caps to provide protection against increases in floating interest rates on financing liabilities, primarily repurchase agreements, and to some extent CMOs.
      As of March 31, 2005, the fair value of Hanover’s interest rate caps was approximately $107,000 and the fair value of forward sales contracts was approximately $996,000.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Three Months
	Ended
	March 31,

	2005	2004

Loss on cash settlements	$(279)	$(1,064)
Mark-to-market gains on forward contracts	981	164
Mark-to-market gains (losses) on interest rate caps	6	(166)

Net gain (loss) on freestanding derivatives	$708	$(1,066)

9.	Liability to subsidiary trust issuing preferred securities
      During March of 2005, Hanover Statutory Trust I (“the Trust”) sold, in a private placement, trust preferred securities for an aggregate amount of $20 million. Hanover owns all of the common stock of the Trust. The Trust used the proceeds to purchase Hanover junior subordinated notes due March 2035, which represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.51% per annum during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 4.25% per annum.
      Under the provisions of the FASB issued revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), Hanover determined that the holders of the trust preferred securities were the primary beneficiaries of the Trust. As a result, Hanover cannot consolidate the Trust and has reflected the obligation to the Trust under the caption “liability to subsidiary trust issuing preferred securities” and will account for the investment in the common stock of the Trust on the equity method of accounting.
      Hanover may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010. To the extent Hanover redeems notes the Trust is required to redeem a corresponding amount of trust preferred securities.
      The ability of the Trust to pay dividends depends on the receipt of interest payments on the notes. Hanover has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to four consecutive quarters. If payment of interest on the notes is deferred, the Trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.
Summary

Trust Preferred Securities Outstanding as of March 31, 2005	$20 million
Interest Rate as of March 31, 2005	8.51%
Redemption period at Hanover’s option	After March 30, 2010
Maturity date	March 30, 2035

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Supplemental Disclosures for Statements of Cash Flows (dollars in thousands, except share data)

	Three Months
	Ended
	March 31,

	2005	2004

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$15	$281
Interest	$1,476	$827
Supplemental schedule of non-cash activities
35,419 shares of common stock paid for acquisition	$—	$493

11.	Segment Reporting
      The Company’s three principal business segments are each conducted through its three primary operating companies, Hanover, HCP, and HT. Segment information is prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. HCP and HT rely on Hanover for financing portions of their operations. Intercompany transactions are recorded on an arms-length basis. All significant intercompany accounts and transactions are eliminated in consolidation. However, interest on any intercompany notes from HCP and HT to Hanover is determined on an incremental cost basis that may be less than HCP and HT would pay to independent third parties.
      The principal business of Hanover is earning interest and income on leveraged investments in subordinated mortgage-backed securities and, to a lesser extent, mortgage-loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of consulting, loan sale advisory services, loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from loan sale advisory services, traditional loan brokerage services, technology solutions, and valuation services. HT also brokers loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. The Company’s businesses are all conducted within the United States.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2005 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$3,969	$3	$—	$(140)	$3,832
Interest expense	1,572	9	131	(140)	1,572

Net interest income	2,397	(6)	(131)	—	2,260
Loan loss provision	7	—	—	—	7

Net interest income after loan loss provision	2,390	(6)	(131)	—	2,253
Gain on sale of mortgage assets	2,280	—	—	—	2,280
Loss on mark to market of mortgage assets	(1,628)	—	—	—	(1,628)
Gain (loss) on freestanding derivatives	708	—	—	—	708
Due diligence fees	—	1,993	—	—	1,993
Assignment fees	—	549	—		549
Technology	—	—	554	—	554
Loan brokering and advisory services	—	2	512	(2)	512
Reimbursed out-of-pocket expenses	—	458	5	—	463
Other income	—	27	73	(44)	56

Total revenues	3,750	3,023	1,013	(46)	7,740

Total expenses	1,536	3,135	1,699	(46)	6,324

Operating income	2,214	(112)	(686)	—	1,416
Equity in (loss) income of unconsolidated affiliates	(96)	—	—		(96)

Income before income tax provision (benefit)	2,118	(112)	(686)	—	1,320
Income tax provision (benefit)	—	(43)	—	—	(43)

Net income	$2,118	$(69)	$(686)	$—	$1,363

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2004 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$3,184	$2	$—	$(84)	$3,102
Interest expense	820	17	67	(84)	820

Net interest income	2,364	(15)	(67)	—	2,282
Loan loss provision	10	—	—	—	10

Net interest income after loan loss provision	2,354	(15)	(67)	—	2,272
Gain on sale of mortgage assets	3,458	—	—	—	3,458
Loss on mark to market of mortgage assets	(57)	—	—	—	(57)
Gain (loss) on freestanding derivatives	(1,066)	—	—	—	(1,066)
Due diligence fees	—	1,380	—	—	1,380
Assignment fees	—	585	—	—	585
Technology	—	—	388	—	388
Loan brokering and advisory services	—	—	491	—	491
Reimbursed out-of-pocket expenses	—	343	—	—	343
Other income	27	7	68	(11)	91

Total revenues	4,716	2,300	880	(11)	7,885

Total expenses	1,326	2,559	1,573	(11)	5,447

Operating income	3,390	(259)	(693)	—	2,438
Equity in (loss) income of unconsolidated affiliates	24	—	—	—	24

Income before income tax provision (benefit)	3,414	(259)	(693)	—	2,462
Income tax provision (benefit)	—	(83)	—	—	(83)

Net income	$3,414	$(176)	$(693)	$—	$2,545

12.	Subsequent Events
      On May 13, 2005, Hanover received notice from the lender of its $20 million committed borrowing that the term of such borrowing would be extended to May 15, 2006 (see Note 7).
      The Board of Directors declared a first quarter dividend of $0.30 per share on May 13, 2005, to be paid on June 6, 2005, to stockholders of record as of May 27, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
      Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Items 1, 7 and 7A of our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      We are a specialty finance company qualified as a real estate investment trust, which we refer to as a “REIT”. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying Federal or state income tax at the corporate level on the distributed earnings. We seek to generate consistent income from our investments and business activities and provide steady dividends to our shareholders by investing primarily in the domestic residential mortgage market. We have three principal business segments that service the domestic residential mortgage market:

•	Hanover Capital Mortgage Holdings, Inc., which we refer to as “Hanover”, has as its primary business objective the generation of interest income from a leveraged investment portfolio, consisting of subordinate mortgage-backed securities, which we refer to as “Subordinate MBS”, loans that collateralize mortgage-backed securities, which we refer to as “Mortgage Loans”, and whole pool Fannie Mae and Freddie Mac mortgage-backed securities, which together we refer to as “Agency MBS”. Hanover also has an investment in HDMF-I LLC, an entity that invests in distressed mortgage loans and real estate.

•	Hanover Capital Partners Ltd., which we refer to as “HCP”, provides consulting and outsourcing services, which we refer to as “COS”, for third parties in the mortgage industry.

•	HanoverTrade, Inc., which we refer to as “HT”, provides loan sale advisory services, which we refer to as “LSA”, and technology software for third parties in the mortgage industry.
For the three months ended March 31, 2005, we reported net income of $1.4 million, or $0.16 diluted earnings per share, as compared to $2.5 million, or $0.31 diluted earnings per share, in the same period in 2004. Our earnings were driven largely by the income generated by our mortgage investment portfolio. The size of this portfolio increased to $207.7 million as of March 31, 2005 from $146.7 million as of March 31, 2004.

Investment Portfolio
      Our principal business is to invest in Subordinate MBS and Mortgage Loans. We also maintain a portfolio of whole pool Agency MBS to satisfy certain Investment Company Act of 1940 requirements.
      The table below describes the principal assets of our investment portfolio as of March 31, 2005 (dollars in thousands):

	Carrying		Net
Portfolio(1)	Value	Financing	Equity(2)

Mortgage Loans(3)	$38,493	$34,120	$4,373
Subordinate MBS	66,379	38,669	27,710
Agency MBS	102,824	87,491	15,333

Total	$207,696	$160,280	$47,416

(1)	Our Subordinate MBS portfolio is classified in our Consolidated Balance Sheets as “Mortgage securities pledged under repurchase agreements Available for sale” and “Mortgage securities, not pledged Available for sale”. Our Mortgage Loans portfolio is classified on our Consolidated Balance Sheets as “Mortgage loans CMO Collateral.” Our Agency MBS portfolio is classified on our Consolidated Balance Sheets as “Mortgage securities pledged under repurchase agreements Trading” and “Mortgage securities, not pledged Trading”.

(2)	Net equity is the difference between the carrying value of an asset and the amount of financing specific to that asset.

(3)	Additionally, we own two mortgage loans classified in our balance sheet as “Mortgage loans Held for sale” with an aggregate asset value of $0.2 million as of March 31, 2005.
      Our Subordinate MBS portfolio is comprised of non-investment grade securities that represent retained interests that are subordinate to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. These securities are backed by prime quality domestic residential mortgage loans issued and serviced by large mortgage originators. Our Subordinate MBS portfolio is comprised of both adjustable- and fixed-rate securities. These securities are financed under agreements where we have sold securities with a commitment to repurchase these securities at a later date, commonly referred to as “Repurchase Agreements”. Our Repurchase Agreements are both committed and uncommitted and re-price monthly based on the one-month London Interbank Offered Rate Index, or “LIBOR” index. LIBOR is an average of the interest rates that major international banks charge each other to borrow U.S. dollars in the London money market.
      The investment objective for our Subordinate MBS portfolio is to generate interest income and, when appropriate, gain on sale through credit risk management combined with leverage, which incurs some interest rate risk. Credit risk management is accomplished by pre-purchase and ongoing collateral analysis coupled with a pro-active disposition strategy. As of March 31, 2005, our Subordinate MBS portfolio has financing of $38.7 million and net equity of $27.7 million for a debt to equity ratio of 1.40 to 1.00.
      The investment objective for our Mortgage Loan portfolio is to generate interest income through credit risk and interest rate risk management. As of March 31, 2005, our Mortgage Loan portfolio consists of mortgage loans that collateralize two debt securitizations. Both securitizations are financing transactions where we sold senior bonds and retained certain subordinate bonds. The Mortgage Loans are classified as assets in our Consolidated Balance Sheets and generate interest income. The senior bonds we sold are classified as liabilities in our Consolidated Balance Sheets as collateralized mortgage obligations (CMOs) and generate interest expense. The difference between this interest income and expense is the net interest income we earn on our Mortgage Loan portfolio.
      We maintain an Agency MBS portfolio to satisfy Investment Company Act of 1940 requirements. Our Agency MBS portfolio is comprised of whole pool fixed-rate Fannie Mae and Freddie Mac guaranteed mortgage-backed securities that we economically hedge via forward sales of like-coupon

Agency MBS. We finance most of our Agency MBS portfolio with Repurchase Agreements, which re-price monthly based on the one-month LIBOR index. To the extent that we increase our Mortgage Loan portfolio, we would anticipate our Agency MBS portfolio to decline as the Mortgage Loan portfolio fulfills the Investment Company Act of 1940 requirements currently met by the Agency MBS portfolio.
      Generally we invest in securities that are the first to absorb credit losses. Our income will be affected both by the change in fair value of our securities and by credit losses. Changes in both the fair value and the credit losses are caused by increased delinquency and foreclosure rates in the residential mortgage market and reductions in housing values. In general, delinquency and foreclosure rates are correlated with local area employment rates and loss severities are associated with regional housing price trends.
      The future direction of unemployment, home prices and interest rates is uncertain and is expected to have a material affect on the performance of our investment portfolio. Historically each of these macroeconomic factors has been cyclical. Unemployment has been relatively low, which has led to relatively low delinquencies and defaults on mortgage loans. A decline of economic growth or a return to recession could result in increased delinquencies and defaults. In addition, home prices have increased over the past five years at a rate above the historical long-term trend. Declining home prices could lead to increased loss severity on defaulted mortgage loans. Moreover, short-term interest rates declined to recent low levels in 2004 and began to increase thereafter. Further increases in short-term interest rates will increase our cost of funds and reduce the net interest income on our portfolio.
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
      Opportunities for HDMF-I LLC to acquire loans at attractive prices and yields could arise should the number of defaulted mortgage loans increase and home prices decline.

Consulting and Outsourcing Services (COS)
      Through our COS operations we provide services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. Our services include: conduit support services including loan due diligence (credit and compliance) on a full range of mortgage products; quality control reviews of newly originated mortgage loans; operational reviews of loan origination and servicing operations; mortgage assignment services; loan collateral reviews; loan document rectification; and temporary staffing services.
      Our COS revenue is driven by our ability to generate opportunities from new clients and by continuing to provide existing clients with needed services. Our business objective is to work closely with a specifically targeted group of clients so that we may tailor our services to meet their specific outsourcing and consulting needs. To that end, we have created an on-site fulfillment center in order to provide our clients with regularly scheduled pre-and post-closing loan services. Those clients that have utilized our fulfillment center have provided us with longer-term revenue streams. The market for COS services is affected by industry trends such as the volume of loan originations and the pace of consolidation in the mortgage industry.

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
      We earn licensing and related professional fees by licensing our proprietary software applications to the financial industry. We market web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. We also use the applications to provide servicing rights valuations to clients who do not license our software.
      The market for LSA and technology solutions is affected by industry trends such as the volume of loan originations and the pace of consolidation in the mortgage industry.
Dividend Policy
      Hanover operates as a REIT and is required to pay dividends equal to at least 90% of its REIT taxable income. The current policy of our Board of Directors is to annually pay four quarterly dividends based on management’s estimate of Hanover’s GAAP income and REIT taxable income in order to pay the greater of GAAP income or 90% of REIT taxable income. Hanover’s REIT taxable income is primarily generated by its leveraged investment portfolio of Subordinate MBS and CMOs. Hanover’s per share dividend rate is determined in the first quarter of each taxable year and, in general, would be the amount expected to be paid for each of the four quarters of the taxable year. To the extent that our GAAP income exceed this rate, a special dividend would be considered after the close of the taxable year. In all cases, the required 90% of REIT taxable income would be paid under our current policy.
Critical Accounting Policies
      Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that can affect the reported amounts of assets, liabilities (including contingencies), revenues and expenses as well as related disclosures. These estimates are based on available internal and market information and appropriate valuation methodologies believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the expected useful lives and carrying values of assets and liabilities which can materially affect the determination of net income and book value per common share. Actual results may differ from these estimates.
      Management believes the following are critical accounting policies in the preparation of our consolidated financial statements that involve the use of estimates requiring considerable judgment.
      Mortgage Securities — Our mortgage securities are designated as available for sale, trading, or held to maturity.

•	Mortgage securities designated as available for sale are recorded at estimated fair value on the balance sheet with unrealized gains and losses recorded in stockholders’ equity as a component of “Accumulated other comprehensive income”. As such, these unrealized gains and losses enter into the calculation of book value per common share.

•	Mortgage securities designated as trading are reported at estimated fair value. Gains and losses resulting from changes in fair value are recorded as income or expense in the income statement.

•	Mortgage securities classified as held to maturity are carried at amortized cost with the amortization of premiums or accretions of discounts included as a component of interest income in the income statement. If a decline in value is deemed other-than-temporary, the carrying value is reduced and the amounts recorded as unrealized losses in the income statement.
      Hanover’s assets are not generally traded on a national securities exchange or national automated quotation system and as a result prices may not be readily ascertainable. To overcome this void Hanover uses complex cash flow modeling in determining estimated fair value. Considerable judgment is required when interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. In determining fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. Assumptions are reviewed in light of market expectations adjusted by Hanover’s experience. To the extent that management’s assumptions do not reflect market expectations, the value of the portfolio may be adversely impacted.
      Revenue Recognition — Revenue from services performed under due diligence contracts in progress and long-term technology consulting contracts is recognized on an as-earned basis. To calculate the percentage of a contract earned, management must make estimates. As the majority of these revenues relate to services performed, such estimates may include the amount of time spent by individuals in relation to the aggregate amount of time required to complete the contract, the evaluation of both quantitative and qualitative criteria as agreed to and maintained in the contract and possibly regulations set forth in the contract if such contract is with an agency of the Federal government.
      We recognize revenue from loan brokering and advisory services when transactions fund which is the time fees are earned.
Results of Operations
      The following table presents our unaudited consolidated results of operations for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net interest income	$2,260	$2,282
Loan loss provision	(7)	(10)
Gain on sale of mortgage assets	2,280	3,458
Loss on mark to market of mortgage assets	(1,628)	(57)
Gain (loss) on freestanding derivatives	708	(1,066)
Due diligence fees	1,993	1,380
Assignment fees	549	585
Technology	554	388
Loan brokering and advisory services	512	491
Reimbursed out-of-pocket expenses	463	343
Other income	56	91

Total revenues	7,740	7,885
Total expenses	6,324	5,447

Operating income	1,416	2,438
Equity in (loss) income of unconsolidated affiliates	(96)	24

Income before income tax provision (benefit)	1,320	2,462
Income tax provision (benefit)	(43)	(83)

Net income	$1,363	$2,545

Basic earnings per share	$0.16	$0.31

Diluted earnings per share	$0.16	$0.31

Quarterly Highlights
      We recorded net income for the three months ended March 31, 2005 of $1.4 million, or $0.16 per share, based on 8,408,335 diluted weighted-average common shares outstanding compared to net income of

$2.5 million, or $0.31 per share, based on 8,287,045 diluted weighted-average common shares outstanding for the same period in 2004. Net income for the three months ended March 31, 2005 decreased $1.1 million from the same period in 2004 primarily due to an increase in total of expenses of $0.9 million for the three months ended March 31, 2005 as compared to the same period in 2004. This increase in legal and professional, technology and other (including insurance and financing expenses) is more fully described under the section entitled “Operating Expenses” below. Total revenues for the three months ended March 31, 2005 were $7.8 million compared to $7.9 million previously reported for the same period in 2004.
      The Board of Directors declared a first quarter dividend of $0.30 per share on May 13, 2005 to be paid on June 6, 2005 to stockholders of record as of May 27, 2005.

Net Interest Income and Total Gains (Losses) For Interest Earning Assets

Investment Portfolio

Net Interest Income
      The following table provides details of net interest income for interest earning assets (dollars in thousands):

	Three Months Ended
	March 31,

	2005	2004

Mortgage Loans:
Held for sale	$2	$14
Collateral for CMOs	120	269
Subordinate MBS	1,414	1,584
Agency MBS	726	334
Other	(2)	81

Net interest income	$2,260	$2,282

      The investment portfolio’s net interest income remained constant at $2.3 million for each of the three months ended March 31, 2005 and March 31, 2004. The increase in the net interest income in the Agency MBS portfolio to $0.7 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004 primarily resulted from an increase in the size of the portfolio. The increase in the size of the Agency MBS portfolio was intended to satisfy certain REIT related asset requirements. Net interest income in the Mortgage Loan portfolio declined $0.2 million during the three months ended March 31, 2005 as compared to the same period in 2004 as a result of scheduled and unscheduled principal payments that reduced the underlying mortgage loan balances. Net interest income in the Subordinate MBS portfolio declined $0.2 million during the three months ended March 31, 2005 as compared to the same period in 2004 primarily as a result of increased financing costs.

Total Gains (Losses)
      The following table provides details of total gains (losses) as follows (dollars in thousands):

	Three Months Ended
	March 31,

	2005	2004

Gain on sale of mortgage assets	$2,280	$3,458
Loss on mark to market of mortgage assets	(1,628)	(57)
Gain (loss) on freestanding derivatives	708	(1,066)

Total gains	$1,360	$2,335

      Gain on sale of mortgage assets decreased $1.2 million for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to an increase in interest rates and an increase in the average cost basis of the assets sold.
      Losses on mark to market of mortgage assets increased $1.6 million for the three months ended March 31, 2005 as compared to the same period in 2004 primarily as a result of a decline in the carrying value of the Agency MBS portfolio.
      Gain on freestanding derivatives (which primarily relates to the economic hedge on the Agency MBS portfolio) increased $1.8 million for the three months ended March 31, 2005 as compared to the same period in 2004 primarily as a result of decreased expenses associated with economically hedging the Agency MBS portfolio.

Mortgage Loans
      The following table provides details of the net interest income generated on the Mortgage Loan portfolio (dollars in thousands):

	Three Months
	Ended
	March 31,

	2005	2004

Interest income	$630	$882
Interest expense	(496)	(603)
Interest expense — Repurchase Agreements	(14)	(10)

Net interest income	$120	$269

      Our Mortgage Loan portfolio net interest income declined to $0.1 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the underlying mortgage loan balances and, to a lesser extent, due to the rise in the interest expense related to one-month LIBOR indexed securities sold in our 1999-B securitization.

Subordinate MBS
      The following table provides details of the net interest income generated on the Subordinate MBS portfolio (dollars in thousands):

	Three Months
	Ended
	March 31,

	2005	2004

Interest income	$1,794	$1,687
Interest expense — Repurchase Agreements	(380)	(103)

Net interest income	$1,414	$1,584

      The Subordinate MBS portfolio’s net interest income decreased to $1.4 million for the three months ended March 31, 2005 from $1.6 million for the same period in 2004. This decrease in revenues was primarily attributable to the increase in financing costs.

Agency MBS
      The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months
	Ended
	March 31,

	2005	2004

Interest income	$1,335	$439
Interest expense — Repurchase Agreements	(609)	(105)

Net interest income	$726	$334

      The Agency MBS portfolio’s net interest income increased to $0.7 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004. The increase is primarily due to the increase in the size of the Agency MBS portfolio.
      We attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS.
      Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially economically offset by gains or losses from forward sales of like-coupon Agency MBS.
      The table below reflects the net economic impact of our Agency MBS portfolio for the three months ended March 31, 2005 (dollars in thousands):

Net interest income	$726
Loss on mark to market of mortgage assets	(1,525)
Other gain (forward sales)	703

Total	$(96)

      We believe that the net economic impact of our Agency MBS portfolio provides useful information to investors because it provides information not readily apparent from our Consolidated Statements of Income.

COS Revenues
      For the three months ended March 31, 2005, each of due diligence fees and assignment fees increased from the same period in 2004. Due diligence fees increased to $2.0 million for the three months ended March 31, 2005 from $1.4 million for the same period in 2004 and assignment fees decreased to $0.5 million for the three months ended March 31, 2005 from $0.6 million for the same period in 2004.
      The increase in due diligence fees for the three months ended March 31, 2005 is attributed mainly to increased revenues from our conduit support services, which includes loan due diligence.

Technology
      For the three months ended March 31, 2005 revenues generated by technology services were $0.6 million as compared to $0.4 million for the same period in 2004. The increase in technology services for the three months ended March 31, 2005 is attributed mainly to an increase in license fees from deployment of our technology to a large mortgage banker.

Loan brokering and advisory services
      For the three months ended March 31, 2005, revenues generated from loan brokering and advisory services remained unchanged from the same period in 2004 at $0.5 million.

Operating Expenses
      The following table sets forth the increase (decrease) in operating expenses for the three months ended March 31, 2005 as compared to the same period in March 31, 2004 (dollars in thousands):

	Three Months Ended
	March 31,

			Increase/
	2005	2004	(Decrease)

Personnel	$2,260	$2,304	$(44)
Subcontractors	1,181	1,050	131
Legal and professional	920	587	333
General and administrative	388	447	(59)
Depreciation and amortization	281	216	65
Occupancy	135	117	18
Technology	295	97	198
Travel and entertainment	102	141	(39)
Out-of-pocket expenses reimbursed	463	343	120
Other	299	145	154

Total expenses	$6,324	$5,447	$877

      Operating expenses for the three months ended March 31, 2005 of $6.3 million were higher than the $5.4 million for the same period in 2004 by $0.9 million. The major changes within operating expenses were in legal and professional, technology, other (including insurance and financing fees), out-of-pocket expenses and subcontractors.
      The increase in legal and professional fees to $0.9 million for the quarter ended March 31, 2005 from $0.6 million for the same quarter in 2004 was primarily attributable to fees incurred with our independent auditors in connection with the audit of our financial statements and compliance with Section 404 of Sarbanes-Oxley Act of 2002. We expect that our legal and professional expenses will continue to be somewhat higher as a result of the continued costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
      The increase in technology expense to $0.3 million for the quarter ended March 31, 2005 compared to $0.1 million for the same quarter in 2004 was primarily due to fees associated with the deployment of our software, third-party hosting fees and third-party license fees.
      The increase in other fees to $0.3 million for the quarter ended March 31, 2005 compared to $0.1 million for the same quarter in 2004 was primarily attributable to the fact that we increased our committed line of credit and increased our directors and officers insurance.
      Subcontractors expenses rose to $1.2 million for the three months ended March 31, 2005 as compared to $1.1 million for the same period in 2004, and out-of-pocket expenses rose to $0.5 million for the three months ended March 31, 2005 as compared to $0.3 million for the same period in 2004. The increase in each of these expense items was attributable to the increase in conduit support services provided.

Credit Performance
      Hanover’s primary risk in its investment portfolio is credit risk on the loans that underlie the Subordinate MBS portfolio. These loans are all prime residential loans. As of March 31, 2005, the total portfolio of loans underlying the Subordinate MBS portfolio consisted of 26,856 loans with a total principal balance of $12.7 billion. Total losses for the quarter ended March 31, 2005 on our portfolio were negligible. As of March 31, 2005, loans 90 or more days past due totaled 0.01% of our portfolio, with 0.00% in foreclosure or that have become real estate owned.

Liquidity and Capital Resources
      We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of March 31, 2005, we had a $20 million committed repurchase line of credit, which was fully utilized. In addition, as of March 31, 2005, we had nine uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure that we will be successful in obtaining such additional financing on favorable terms, if at all.
      Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt and dividend payments. Our repayment of CMO debt amounted to $2.3 million for the three months ended March 31, 2005 as compared to $4.7 million for the same period in 2004. Our principal payments received on our CMO collateral were $2.4 million for the three months ended March 31, 2005 as compared to $4.8 million for the same period in 2004. Our dividend payments are generally covered by our net income. Our cash and cash equivalents as of March 31, 2005, increased by $12.1 million at December 31, 2004 primarily as a result of the closing on March 15, 2005 of a private placement of $20 million of trust preferred securities through Hanover Statutory Trust I, which we refer to as the “Trust”, a statutory trust formed by us for that purpose. In connection with the private placement, the Trust used the proceeds from the offering and other cash to purchase $20,619,000 of our junior subordinated notes due 2035.
      The trust preferred securities and the junior subordinated notes mature in 30 years and are redeemable in whole or in part, without penalty, at our option after five years. Both the trust preferred securities and the junior subordinated notes require quarterly distributions and bear a fixed interest rate of 8.51% per annum for the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.
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

Taxable Income
      Our taxable income for the three months ended March 31, 2005 is estimated at $3.0 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income that can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income). The following table reconciles net income to estimated taxable income at March 31, 2005 (dollars in thousands):

Net Income	$1,363
Add (deduct) differences
Loss on mark to market of mortgage assets	1,628
Gain on freestanding derivatives	(708)
Loan loss provision — net	7
Losses in consolidated subsidiaries (not consolidated for tax purposes)	755
Bonuses expensed not yet paid	62
Other	(76)

Estimated taxable income	$3,031

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure about Market Risk
      We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Qualitative Disclosure about Market Risk
      Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide “Market Risk” into: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.

Credit Risk
      We believe the principal risk to our investment strategy is the credit performance of the domestic residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the three months ended March 31, 2005, we experienced credit losses of less than $50 on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
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
      We manage credit risk through detailed investment analysis both before purchasing subordinate securities and on an ongoing basis. Before subordinate securities are purchased we analyze the collateral using both internally developed and third party analytics, review deal structures and issuance documentation, review the servicer for acceptability and verify that the bonds are modeled on a widely used valuation system. Updated loan level collateral files are received on a monthly basis and are analyzed for favorable and unfavorable credit performance and trends. Bonds that do not meet our credit criteria may be sold via an arms-length competitive bidding process.
      Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the par value and amortized cost of the security. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.

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

Subordinate MBS Portfolio
      Our Subordinate MBS portfolio is funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of March 31, 2005, approximately 39% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
      In addition, as of March 31, 2005, we owned a $20 million notional amount, 6% LIBOR Cap interest rate agreement that matures November 2008.

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

Mortgage Loan Portfolio
      Our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of the mortgage loans cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as CMO collateral. Mortgage loans that are designated as held for sale on our Consolidated Balance Sheets are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for sale and CMO collateral are reported at amortized cost, net of allowance for loan losses. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices. As of March 31, 2005, one bond from the 2000-A securitization is financed via a $1.3 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

Subordinate MBS Portfolio
      Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are charged to accumulated other comprehensive income on our Consolidated Balance Sheets unless deemed other than temporary in which case the changes would be charged to income. Determination of market value is established by taking the lower of third party market prices and internally generated mark to market prices.

Agency MBS Portfolio
      Our Agency MBS portfolio is classified as trading for which changes in market value are reflected in the Consolidated Statements of Income. Our Agency MBS portfolio is economically hedged with forward sales of like-coupon Agency MBS and, therefore, changes in the market value of assets will be substantially offset by similar changes in the value of the forward sold securities.

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
      In general, our Subordinate MBS portfolio benefits from prepayment speeds that are greater than anticipated. Because prepayment principal is generally allocated to bonds senior to the Subordinate MBS, our Subordinate MBS grow as a percentage of the collateral pool, known as credit deleverage, thereby increasing their market value. Also, for adjustable rate securities the timing of the release of prepayment principal is affected by the rate of prepayments and slower prepayment may significantly affect market value.

Item 4.	Controls and Procedures
      (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John A. Burchett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)
Dated: May 16, 2005

By:	/s/ HAROLD F. McELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)
Dated: May 16, 2005

EXHIBIT INDEX

Exhibit		Description

2	.1*(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3	.1(8)	Amended Articles of Incorporation of Registrant, as amended

3	.2(1)	Bylaws of Registrant

4	.1(1)	Specimen Common Stock Certificate of Registrant

4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

10	.3*(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.5*(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.6*(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10	.7*(1)	1997 Executive and Non-Employee Director Stock Option Plan

10	.7.1*(3)	1999 Equity Incentive Plan

10	.8*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10	.8.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10	.9*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10	.9.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10	.10*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10	.10.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10	.11*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10	.11.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10	.11.2*(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10	.11.3*(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10	.11.4*(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10	.11.5*(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10	.12*	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

Exhibit		Description

10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10	.25*(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.1*(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.2*(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.26*(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.27*(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

Exhibit		Description

10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10	.36.5(14)	Indemnity Agreement by and between Registrant and A. Bradley Howe, dated as of July 1, 2004

10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10	.36.7(14)	Indemnity Agreement by and between Registrant and J. Holly Loux, dated as of July 1, 2004

10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10	.36.17	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31.1		Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit		Description

32	.1(16)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Furnished herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.