Form 10-Q
period 2005-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2005-08-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
The registrant had 8,494,162 shares of common stock outstanding as of August 1, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
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
Item 6. Exhibits
Signatures
EXHIBIT INDEX
Ex-10.13.5 Sixth Modification of Lease Agreement
Ex-10.17 Office Lease Agreement dated August 3, 2005
EX-10.31.6 Amendment No.9 to the Amended and Restated Master Loan and Security Agreement
EX-10.31.7 Amendment No.10 to the Amended and Restated Master Loan and Security Agreement
EX-10.31.8 Amendment No.11 to the Amended and Restated Master Loan and Security Agreement
EX-31.1 Section 302 Certificate of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 2)

Assets
Cash and cash equivalents	$39,212	$20,604
Accounts receivable	3,151	2,153
Accrued interest receivable	1,054	1,036
Mortgage loans
Held for sale	25,555	175
Collateral for CMOs	15,930	40,926
Mortgage securities pledged under repurchase agreements
Available for sale	60,217	54,312
Trading	98,015	99,142
Mortgage securities, not pledged
Trading	—	11,126
Equity investment in unconsolidated affiliates	634	3,067
Other assets	14,054	9,597

	$257,822	$242,138

Liabilities
Repurchase agreements	$146,696	$130,102
Collateralized mortgage obligations (CMOs)	13,142	35,147
Dividends payable	—	2,514
Accounts payable, accrued expenses and other liabilities	2,654	3,156
Line of credit	3,706	—
Liability to subsidiary trust issuing preferred securities	20,619	—

	186,817	170,919

Minority interest in equity of consolidated affiliate	232	—

Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,421,940 and 8,381,583 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	84	84
Additional paid-in capital	104,211	103,126
Notes receivable from related parties	—	(583)
Retained earnings (deficit)	(32,106)	(30,779)
Deferred stock-based compensation	(208)	—
Accumulated other comprehensive (loss) income	(1,208)	(629)

	70,773	71,219

	$257,822	$242,138

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Interest income	$3,832	$3,124	$7,664	$6,227
Interest expense	1,986	836	3,558	1,656

Net interest income	1,846	2,288	4,106	4,571
Loan loss provision	14	9	21	20

Net interest income after loan loss provision	1,832	2,279	4,085	4,551
Gain on sale of mortgage assets	1,886	2,114	4,166	5,572
Gain (loss) on mark to market of mortgage assets	1,262	(1,226)	(366)	(1,283)
(Loss) gain on freestanding derivatives	(2,044)	717	(1,336)	(349)
Due diligence fees	2,726	1,729	4,719	3,109
Assignment fees	428	710	977	1,295
Technology	961	238	1,515	626
Loan brokering and advisory services	336	902	848	1,393
Reimbursed out-of-pocket expenses	570	410	1,033	753
Other income	135	96	191	188

Total revenues	8,092	7,969	15,832	15,855

Expenses
Personnel	3,556	3,709	5,816	6,014
Subcontractors	1,496	1,128	2,677	2,177
Legal and professional	642	820	1,562	1,407
General and administrative	439	388	827	835
Depreciation and amortization	325	223	606	439
Occupancy	136	126	271	244
Technology	515	141	810	238
Travel and entertainment	94	110	196	250
Out-of-pocket expenses reimbursed	570	410	1,033	753
Other	275	203	574	349

Total expenses	8,048	7,258	14,372	12,706

Operating income	44	711	1,460	3,149
Equity in loss of unconsolidated affiliates	(104)	(64)	(200)	(40)
Minority interest in loss of consolidated affiliate	(14)	—	(14)	—

Income before income tax provision (benefit)	(46)	647	1,274	3,109
Income tax provision (benefit)	117	34	74	(49)

Net Income (Loss)	$(163)	$613	$1,200	$3,158

Basic Earnings (Loss) Per Share	$(0.02)	$0.07	$0.14	$0.38

Diluted Earnings (Loss) Per Share	$(0.02)	$0.07	$0.14	$0.38

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended
	June 30,

	2005	2004

Net income	$1,200	$3,158
Other comprehensive Income:
Net unrealized gain (loss) on securities classified as available-for-sale	(454)	(1,731)
Reclassification adjustment for net gain (loss) included in Net income	(125)	(906)

Other comprehensive income	(579)	(2,637)

Comprehensive income	$621	$521

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

				Notes			Accumulated
	Common Stock		Additional	Receivable	Retained	Deferred	Other
			Paid-In	from	Earnings	Stock-Based	Comprehensive
	Shares	Amount	Capital	Related Parties	(Deficit)	Compensation	(Loss) Income	Total

Balance, December 31, 2004	8,381,583	$84	$103,126	$(583)	$(30,779)	$—	$(629)	$71,219

Forgiveness of notes receivable from four executive officers (Principals)				583	—	—	—	583

Common stock earned by Principals			761	—	—	—	—	761

Common stock grants to key employees	20,000		215	—	—	(215)	—	—

Amortization of deferred stock grant to key employees				—	—	7	—	7

Exercise of stock options	18,000		84	—	—	—	—	84

Stock issued under Executive Compensation Plan	2,357		25	—	—	—	—	25

Net income			—	—	1,200	—	—	1,200

Other comprehensive income			—	—	—	—	(579)	(579)

Dividends declared			—	—	(2,527)	—	—	(2,527)

Balance, June 30, 2005	8,421,940	$84	$104,211	$—	$(32,106)	$(208)	$(1,208)	$70,773

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities
Net income	$1,200	$3,158
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	606	439
Value of common stock and loan forgiveness earned by Principals	1,345	1,433
Stock-based compensation	7	—
Accretion of net discount	(1,226)	(1,007)
Loan loss provision	21	20
Loss recognized from mark to market of mortgage assets	366	1,283
Undistributed losses of unconsolidated affiliates — net	200	40
Minority interest in earnings (loss) of consolidated affiliate	(14)	—
Gain on sale of mortgage assets	(4,166)	(5,572)
Gain on disposition of real estate owned	—	(27)
Gain on paid-in-full mortgage loans	—	(19)
Purchase of mortgage securities classified as trading	—	(61,977)
Purchase of mortgage loans classified as held for sale	(20,139)	—
Principal collections on mortgage loans classified as held for sale	307	158
Increase in accounts receivable	(965)	(422)
Increase in accrued interest receivable	(18)	(238)
(Increase) decrease in other assets	(3,913)	1,214
Decrease in accounts payable, accrued expenses, and other liabilities	(701)	(1,086)

Net cash used in operating activities	(27,090)	(62,603)

Investing Activities
Purchase of mortgage securities classified as available for sale	(41,436)	(40,282)
Proceeds from collapse of CMO 1999-A	20,799	—
Principal collections on mortgage securities	12,367	3,354
Principal collections on CMO collateral	4,656	10,188
Proceeds from sale of mortgage assets	39,545	25,740
Proceeds from disposition of real estate owned	—	44
Cash acquired in acquisition, net of cash paid	1,158	—
Capital investment in unconsolidated affiliates	(1,605)	(536)

Net cash provided by (used in) investing activities	35,484	(1,492)

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	20,619	—
Proceeds from exercise of stock options	84	—
Proceeds from borrowings on line of credit	25	—
Increase in borrowings using repurchase agreements	16,594	69,060
Payments on CMOs	(22,067)	(9,931)
Payment of dividends	(5,041)	(8,219)

Net cash provided by financing activities	10,214	50,910

Net increase (decrease) in cash and cash equivalents	18,608	(13,185)
Cash and cash equivalents at beginning of period	20,604	32,588

Cash and cash equivalents at end of period	$39,212	$19,403

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
Interim Financial Reporting
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
      Hanover accounts for stock-based awards under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”).
      In December 2004 the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”) that supersedes APB 25 and requires the use of a fair value-based methodology (similar to the original SFAS 123 methodology) to measure and record expenses and liabilities associated with stock-based compensation. The revised standard is required to be adopted by Hanover beginning January 1, 2006 and is applicable to any new awards and to all existing awards for which the requisite service to earn the award has not yet been rendered. The effect of adopting the revised standard is not expected to be material to Hanover’s earnings or financial condition.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Earnings Per Share
      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding, giving effect to the dilutive effect of stock options, if any.
      The components of the computation of basic and diluted earnings per share were as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic earnings per share:
Net income (numerator)	$(163)	$613	$1,200	$3,158
Weighted-average shares outstanding (denominator)	8,410,429	8,228,322	8,396,086	8,218,786

Basic earnings per share	$(.02)	$.07	$.14	$.38

Diluted earnings per share:
Net income (numerator)	$(163)	$613	$1,200	$3,158
Weighted-average shares outstanding	8,410,429	8,228,322	8,396,086	8,218,786
Add: Incremental shares from assumed conversion of stock options	—	70,405	22,580	74,348

Diluted weighted-average shares outstanding (denominator)	8,410,429	8,298,727	8,418,666	8,293,134

Diluted earnings per share	$(.02)	$.07	$.14	$.38

4.	Mortgage Loans
      During June 2005, Hanover exercised an available call option to retire the entire CMO borrowing named 1999-A. At December 31, 2004, the CMO had an outstanding borrowing balance and collateral carrying value of approximately $18,099,000 and $18,083,000, respectively. As a result of the call and retirement of the CMO, Hanover realized a gain in the three months and six months ended June 30, 2005, of approximately $149,000.
      In conjunction with the call and retirement of the 1999-A CMO, Hanover acquired the mortgage loans of 1999-A. The loans were acquired at estimated fair market value. These loans are classified as mortgage loans held for sale.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      A summary of the purchase is as follows (dollars in thousands):

Mortgage loans acquired at fair market value	$20,139
Principal value of mortgage loans	19,529

Premium paid	$610

Mortgage Loans — Held for Sale
(Dollars in thousands)

	June 30, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$17,669	$8,610	$26,279	$12	$163	$175
Net premium (discount) and deferred financing costs	339	(1,063)	(724)	—	—	—

Carrying value of mortgage loans	$18,008	$7,547	$25,555	$12	$163	$175

Mortgage Loans — CMO Collateral
(Dollars in thousands)

	June 30, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$3,818	$12,596	$16,414	$23,058	$18,139	$41,197
Net premium (discount) and deferred financing costs	(48)	(156)	(204)	255	(102)	153
Loan loss allowance	(65)	(215)	(280)	(192)	(232)	(424)

Carrying value — Net amortized cost	$3,705	$12,225	$15,930	$23,121	$17,805	$40,926

      The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Balance, beginning of period	$431	$405	$424	$407
Loan loss provision	14	9	21	20
Sales	(157)	—	(157)	—
Charge-offs	(8)	—	(8)	(13)

Balance, end of period	$280	$414	$280	$414

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Mortgage Securities
Mortgage Securities Pledged Under Repurchase Agreements
(Dollars in thousands)

	June 30,	December 31,
	2005	2004

Mortgage securities classified as available for sale
Principal balance	$91,052	$87,460
Net premium (discount)	(29,627)	(32,519)

Amortized cost	61,425	54,941
Gross unrealized gain	609	474
Gross unrealized loss	(1,817)	(1,103)

Carrying value	$60,217	$54,312

Mortgage securities classified as trading
Principal balance	$96,784	$98,098
Net premium (discount)	885	839

Amortized cost	97,669	98,937
Gross unrealized gain	1,410	1,215
Gross unrealized loss	(1,064)	(1,010)

Carrying value	$98,015	$99,142

Mortgage Securities, Not Pledged
(Dollars in thousands)

	June 30,	December 31,
	2005	2004

Mortgage securities classified as trading
Principal balance	$—	$10,949
Net premium (discount)	—	190

Amortized cost	—	11,139
Gross unrealized gain	—	—
Gross unrealized loss	—	(13)

Carrying value	$—	$11,126

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
All Mortgage Securities by Collateral Type
(Dollars in thousands)

	Available for Sale		Trading

	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004

Mortgage securities classified as
Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$98,015	$110,268
Fixed-Rate Subordinate Mortgage-Backed Securities	17,538	11,844	—	—
Adjustable-Rate Subordinate Mortgage-Backed Securities	42,679	42,468	—	—

Carrying value of mortgage securities	$60,217	$54,312	$98,015	$110,268

6.	Other Assets
      The following is the composition of other assets (dollars in thousands):

	June 30,	December 31,
	2005	2004

Prepaid expenses and other assets	$4,479	$4,319
Receivable from trustee on collapse of CMO 1999-A	3,104	—
Goodwill	2,568	2,568
Capitalized software, net	1,494	1,858
Accrued revenue on contracts in progress	1,401	852
Real estate owned	1,008	—

	$14,054	$9,597

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities
      Information pertaining to individual repurchase agreement lenders as of June 30, 2005 is as follows (dollars in thousands):

	Committed	December 31,		June 30,	Carrying Value
	Borrowing	2004	Net	2005	of Underlying
Lender	Available	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$100,000	$—	$13,317	$13,317	$13,943	Mortgage Loans
Lender B	20,000	5,691	237	5,928	8,881	Retained CMO Securities, Mortgage Securities
Lender B		16,080	(1,888)	14,192	22,470	Mortgage Securities
Lender C		395	3,596	3,991	6,329	Mortgage Securities
Lender D		1,742	(1,742)	—	—	Mortgage Securities
Lender E		99,076	(1,658)	97,418	103,783	Mortgage Securities
Lender F		376	(376)	—	—	Mortgage Securities
Lender G		1,181	8,648	9,829	14,971	Mortgage Securities
Lender H		524	(524)	—	—	Mortgage Securities
Lender I		2,823	(1,525)	1,298	2,037	Mortgage Securities
Lender J		2,214	(2,214)	—	—	Mortgage Securities
Lender K		—	723	723	973	Mortgage Securities

Total	$120,000	$130,102	$16,594	$146,696	$173,387

      In June 2005, Hanover obtained a committed borrowing facility from Lender A, pursuant to a Master Repurchase Agreement, for up to $100 million. The facility is primarily available for financing mortgage loans and, subject to certain conditions, allows funding at 97% of the fair market value of mortgage loans outstanding principal balance. The facility earns interest, payable monthly, at a fixed percentage over LIBOR on outstanding amounts plus a fee on the unused facility amount.
      The committed borrowing amount for Lender B was renewed with terms similar to the previous agreement with Lender B and expires on May 15, 2006.
      All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender B, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly. As of June 30, 2005, the weighted-average borrowing rate on the Company’s repurchase agreements was 3.85%.
      HCP has a line of credit established with a major business finance organization for up to the lesser of $2 million or 80% of HCP’s accounts receivable. The line is secured by the assets of HCP. The interest rate is applied daily to outstanding amounts based on the LIBOR rate plus 2.8%. As of June 30, 2005, HCP had no advances outstanding under this line.
      The Company, through its HDMF subsidiary, has a $25 million committed line of credit from a private mortgage banking organization. The committed amount can be increased to $100 million upon request and with the agreement of the lender. Advances under the line of credit can only be obtained in

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
connection with the acquisition of certain mortgage loans and real estate properties by HDMF. The line of credit is secured by substantially all of the assets of HDMF. The interest rate on the borrowings varies, based upon the type of underlying mortgage assets, from one-month LIBOR plus 2.25% to one-month LIBOR plus 3.00%. The Company is required to pay a non-utilization fee equal to 0.25% on the unused line of credit amount, if less than half of the line of credit is utilized. As of June 30, 2005, the weighted-average interest rate was 6.2%. This line of credit has a stated maturity date of November 21, 2005.

8.	Derivative Instruments
      Hanover uses certain derivative instruments to manage the risk of (i) changes in market conditions that could affect the value of certain portfolio securities or (ii) adverse changes in floating interest rates of its debt instruments. Hanover’s derivatives are classified as freestanding with income realized from settlements and changes in valuation of contracts included in income. Derivative instruments are included as a component of other assets and carried at fair value based on estimates using market prices.
      Hanover uses forward sales contracts to provide protection against adverse changes in the market value of its Agency mortgage-backed securities. Hanover also uses interest rate caps to provide protection against increases in floating interest rates on financing liabilities, primarily repurchase agreements, and to some extent CMOs.
      As of June 30, 2005, the fair value of Hanover’s interest rate caps was approximately $42,000 and the fair value of forward sales contracts was a liability of approximately $34,000.
Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Gain (loss) on cash settlements	$(950)	$1,744	$(1,229)	$680
Mark-to-market losses on forward contracts	(1,030)	(1,022)	(49)	(858)
Mark-to-market losses on interest rate caps	(64)	(5)	(58)	(171)

Net gain (loss) on freestanding derivatives	$(2,044)	$717	$(1,336)	$(349)

9.	Liability to subsidiary trust issuing preferred securities
      During March of 2005, Hanover Statutory Trust I (the “Trust”) sold, in a private placement, trust preferred securities for an aggregate amount of $20 million. Hanover owns all of the common stock of the Trust. The Trust used the proceeds to purchase Hanover junior subordinated notes due March 2035, which represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.51% per annum during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 4.25% per annum.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Under the provisions of the FASB issued revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), Hanover determined that the holders of the trust preferred securities were the primary beneficiaries of the Trust. As a result, Hanover cannot consolidate the Trust and has reflected the obligation to the Trust under the caption “liability to subsidiary trust issuing preferred securities” and accounts for the investment in the common stock of the Trust on the equity method of accounting.
      Hanover may redeem the notes, in whole or in part, for cash, at par, after March 15, 2010. To the extent Hanover redeems notes the Trust is required to redeem a corresponding amount of trust preferred securities.
      The ability of the Trust to pay dividends depends on the receipt of interest payments on the debentures. Hanover has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to four consecutive quarters. If payment of interest on the notes is deferred, the Trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.
Summary

Trust Preferred Securities Outstanding at June 30, 2005	$20 million
Interest Rate as of June 30, 2005	8.51%
Redemption period, at Hanover’s option	After March 15, 2010
Maturity date	March 15, 2035

10.	Stockholders’ Equity and Related Parties Transactions
      In accordance with SFAS 123, the Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by APB 25 and related interpretations, and provides the disclosure-only approach allowed under the provisions of SFAS 123. If the Company had determined compensation expense for its stock-based compensation plan based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s net income would have been reduced by approximately $1,000 and $4,000 for the six months ended June 30, 2005 and 2004, respectively.
      On May 2, 2005, the Company issued a total of 20,000 shares of common stock to certain of its employees. The shares were issued pursuant to the Company’s 1997 Executive and Non-Employee Director Stock Option Plan. The shares vest ratably over a five-year period. The Company has accounted for this share issuance under APB 25 and has recorded deferred compensation using the closing market price of the stock on the date of grant. The deferred compensation is being amortized to compensation expense ratably over the five-year vesting period.
      On May 20, 2005, the Company issued options for the purchase of 2,000 shares of the Company’s common stock to one of the Company’s independent directors in connection with the director’s re-election to the Board of Directors. The options were issued pursuant to the Company’s 1997 Executive and Non-Employee Director Stock Option Plan. The options were issued with an exercise price equal to the closing market price on the date of grant and expire ten years from the date of grant. In accordance with

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
APB 25, the Company did not record deferred compensation or compensation expense, as there is no intrinsic value associated with these options.
      As of December 31, 2004, Hanover had approximately $583,000 of loans outstanding, in the aggregate, to four of its executive officers (the “Principals”) pursuant to a 1997 contribution agreement, as amended. The notes were to mature in September 2007. The loans to the Principals, recorded as a deduction from stockholders’ equity of as of December 31, 2004, were secured solely by an aggregate of 38,889 shares of Hanover’s common stock, owned by the Principals, and were otherwise non-recourse to the Principals.
      As of June 30, 2005, the conditions of the 1997 contribution agreement, as amended, were fulfilled. As a result, the remaining obligations of the Company pursuant to the agreement with the Principals of $583,000 of outstanding loans to the Principals were forgiven and recognized as compensation expense for the three months and six months ended June 30, 2005. In addition, a total of 72,222 shares of the Company’s stock were earned and subsequently issued to them. The shares were valued at the closing price of June 30, 2005, and the amount of approximately $761,000 has been recognized as compensation expense for the three months and six months ended June 30, 2005. As of June 30, 2005, there are no remaining obligations under the 1997 contribution agreement.

11.	Income Taxes
      Taxable income for the six months ended June 30, 2005 is approximately $5.1 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the six months ended June 30, 2005 (dollars in thousands):

Net Income — six months ended June 30, 2005	$1,200
Add (deduct) differences
Loss on mark to market of mortgage assets	197
Gain on freestanding derivatives	1,336
Loan loss provision — net	13
Losses in subsidiaries not consolidated for tax purposes — net	1,263
Bonuses expensed not yet paid	15
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,247
Stock options exercised	(96)
Other	(44)

Estimated taxable income — six months ended June 30, 2005	$5,131

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Acquisitions and Minority Interests
      On June 15, 2005, through a series of transactions and a payment of $45,000, the Company’s interest in HDMF-I LLC and subsidiaries (HMDF) increased. As of June 30, 2005, the Company owns approximately 80% of HDMF. Management of the Company believes HDMF is a compatible business operation. The consolidated financial statements include the results of HDMF from the date of acquisition. The results of operations of HDMF are included with Hanover for segment reporting.
      On June 24, 2005, the Company, through HT, acquired the remaining 75% ownership of Pedestal Capital Markets, Inc. (Pedestal) for $13,000. The acquisition provides the Company with an Alternative Trading System (a software application) that will be integrated into the Company’s portfolio and trading operations. The consolidated financial statements include the results of Pedestal from the date of acquisition. The results of operations of Pedestal are included with HT for segment reporting.
      The purchase price for these two acquisitions has been allocated based on estimated fair values as of the acquisition date. The Company has recorded minority interest in the consolidated financial statements for the remaining ownership of the other member of HDMF.
      The following table sets forth the allocation of the purchase amounts for HDMF and Pedestal (dollars in thousands):

Cash and cash equivalents	$1,216
Accounts receivable	33
Mortgage loans, held for sale	6,241
Other assets	727
Accounts payable and accrued expenses	(326)
Line of credit	(3,681)

Net assets acquired	4,210
Less: Investment prior to acquisition	(3,906)
Less: Minority interest	(246)

Total purchase price	$58

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table sets forth the pro forma results of operations of the Company for the six months ended June 30, 2005 and 2004. The pro forma financial information assumes the HDMF and Pedestal acquisitions had occurred at the beginning of each of the interim periods presented. The pro forma information contains the combined operating results of HDMF and Pedestal since the acquisitions and the results prior to the acquisition date adjusted to include the pro forma impact of the elimination of the management and administrative fees charged by the Company to HDMF. The pro forma amounts are not representative of results that would have occurred had the acquisitions occurred at the beginning of each of the periods presented or that may occur in the future.
Pro Forma Financial Information
(Dollars in thousands)

	Six Months
	Ended
	June 30,

	2005	2004

Total revenues	$15,746	$15,986

Net income	$1,090	$3,106

Basic Earnings Per Share	$0.13	$0.38

Diluted Earnings Per Share	$0.13	$0.37

13.	Supplemental Disclosures for Statements of Cash Flows (dollars in thousands, except share data)

	Six Months
	Ended
	June 30,

	2005	2004

Supplemental disclosures of cash flow information
Cash paid during the period for
Income taxes	$15	$281
Interest	$3,595	$1,634
Supplemental schedule of non-cash activities
35,419 shares of common stock paid for acquisition	$—	$494

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Segment Reporting
      Hanover’s three principal business segments are each conducted through its three primary operating companies, Hanover, HCP and HT. Segment information is prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. HCP and HT rely on Hanover for financing portions of their operations. Intercompany transactions are recorded on an arms-length basis. All significant intercompany accounts and transactions are eliminated in consolidation. However, interest on any intercompany notes from HCP and HT to Hanover is determined on an incremental cost basis that may be less than HCP and HT would pay to independent third parties.
      The principal business of Hanover is earning interest and income on leveraged investments in subordinated mortgage-backed securities and, to a lesser extent, mortgage loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of consulting, loan sale advisory services, loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from loan sale advisory services, traditional loan brokerage services, technology solutions, and valuation services. HT also brokers loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. Hanover’s businesses are all conducted within the United States.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30, 2005 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$3,992	$3	$—	$(163)	$3,832
Interest expense	1,986	15	148	(163)	1,986

Net interest income	2,006	(12)	(148)	—	1,846
Loan loss provision	14	—	—	—	14

Net interest income after loan loss provision	1,992	(12)	(148)		1,832
Gain on sale of mortgage assets	1,886	—	—		1,886
Gain on mark to market of mortgage assets	1,262	—	—		1,262
Gain (loss) on freestanding derivatives	(2,044)	—	—	—	(2,044)
Due diligence fees	—	2,726	—	—	2,726
Assignment fees	—	428	—	—	428
Technology	—	—	961	—	961
Loan brokering and advisory services	—	2	334	—	336
Reimbursed out-of-pocket expenses	—	570	—	—	570
Other income (loss)	14	169	86	(134)	135

Total revenues	3,110	3,883	1,233	(134)	8,092

Total expenses	2,675	3,601	1,906	(134)	8,048

Operating income (loss)	435	282	(673)	—	44
Equity in income (loss) of unconsolidated affiliates	(104)	—	—	—	(104)
Minority interest in loss of consolidated affiliate	(14)	—	—	—	(14)

Income before income tax provision (benefit)	345	282	(673)	—	(46)
Income tax provision (benefit)	—	117	—	—	117

Net income	$345	$165	$(673)	$—	$(163)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30, 2004 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$3,208	$2	$—	$(86)	$3,124
Interest expense	836	17	69	(86)	836

Net interest income	2,372	(15)	(69)	—	2,288
Loan loss provision	9	—	—	—	9

Net interest income after loan loss provision	2,363	(15)	(69)	—	2,279
Gain on sale of mortgage assets	2,114	—	—	—	2,114
Loss on mark to market of mortgage assets	(1,226)	—	—	—	(1,226)
Gain (loss) on freestanding derivatives	717	—	—	—	717
Due diligence fees	—	1,729	—	—	1,729
Assignment fees	—	710	—	—	710
Technology	—	—	238	—	238
Loan brokering and advisory services	—	—	907	(5)	902
Reimbursed out-of-pocket expenses	—	410	—	—	410
Other income (loss)	18	6	95	(23)	96

Total revenues	3,986	2,840	1,171	(28)	7,969

Total expenses	2,767	2,755	1,764	(28)	7,258

Operating income	1,219	85	(593)	—	711
Equity in loss of unconsolidated affiliates	(64)	—	—	—	(64)

Income before income tax provision (benefit)	1,155	85	(593)	—	647
Income tax provision (benefit)	—	34	—	—	34

Net income	$1,155	$51	$(593)	$—	$613

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2005 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$7,961	$6	$—	$(303)	$7,664
Interest expense	3,558	24	279	(303)	3,558

Net interest income	4,403	(18)	(279)	—	4,106
Loan loss provision	21	—	—	—	21

Net interest income after loan loss provision	4,382	(18)	(279)	—	4,085
Gain on sale of mortgage assets	4,166	—	—	—	4,166
Loss on mark to market of mortgage assets	(366)	—	—	—	(366)
Gain (loss) on freestanding derivatives	(1,336)	—	—	—	(1,336)
Due diligence fees	—	4,719	—	—	4,719
Assignment fees	—	977	—	—	977
Technology	—	—	1,515	—	1,515
Loan brokering and advisory services	—	4	846	(2)	848
Reimbursed out-of-pocket expenses	—	1,028	5	—	1,033
Other income (loss)	14	196	159	(178)	191

Total revenues	6,860	6,906	2,246	(180)	15,832

Total expenses	4,211	6,736	3,605	(180)	14,372

Operating income (loss)	2,649	170	(1,359)	—	1,460
Equity in loss of unconsolidated affiliates	(200)	—	—	—	(200)
Minority interest in loss of consolidated affiliate	(14)	—	—	—	(14)

Income before income tax provision (benefit)	2,463	170	(1,359)	—	1,274
Income tax provision (benefit)	—	74	—		74

Net income	$2,463	$96	$(1,359)	$—	$1,200

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2004 (Dollars in thousands)

	Hanover Capital
	Mortgage	Hanover Capital
	Holdings, Inc.	Partners Ltd.	HanoverTrade, Inc.	Eliminations	Consolidated

Revenues
Interest income	$6,393	$4	$—	$(170)	$6,227
Interest expense	1,656	34	136	(170)	1,656

Net interest income	4,737	(30)	(136)	—	4,571
Loan loss provision	20	—	—	—	20

Net interest income after loan loss provision	4,717	(30)	(136)	—	4,551
Gain on sale of mortgage assets	5,572	—	—	—	5,572
Loss on mark to market of mortgage assets	(1,283)	—	—	—	(1,283)
Gain (loss) on freestanding derivatives	(349)	—	—	—	(349)
Due diligence fees	—	3,109	—	—	3,109
Assignment fees	—	1,295	—	—	1,295
Technology	—	—	626	—	626
Loan brokering and advisory services	—	—	1,398	(5)	1,393
Reimbursed out-of-pocket expenses	—	753	—	—	753
Other income (loss)	45	13	163	(33)	188

Total revenues	8,702	5,140	2,051	(38)	15,855

Total expenses	4,093	5,313	3,338	(38)	12,706

Operating income	4,609	(173)	(1,287)	—	3,149
Equity in loss of unconsolidated affiliates	(40)	—	—	—	(40)

Income before income tax provision (benefit)	4,569	(173)	(1,287)	—	3,109
Income tax provision (benefit)	—	(49)	—	—	(49)

Net income	$4,569	$(124)	$(1,287)	$—	$3,158

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Subsequent Events
      On August 3, 2005, the Company entered into two new lease agreements for a new corporate headquarters facility in Edison, NJ. The new leases coincide with the expiration of its existing headquarters lease and will modify the existing lease of HCP and provide for new office space for HCP. These new lease agreements will allow the Company to relocate both offices into one centralized location with a total space of approximately 26,000 square feet. Both lease agreements have a term of five years, each with one five-year renewal option. Total rent and other charges due under the lease agreements during the initial lease term are approximately $2.5 million. Payments under the new leases approximate the payments on the Company’s current lease arrangements. The Company is planning to occupy the new office space in September or October of 2005.
      The Board of Directors declared a second quarter dividend of $0.30 per share on August 5, 2005 to be paid on September 2, 2005 to stockholders of record as of August 22, 2005.

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
Overview
      We are a specialty finance company qualified as a real estate investment trust, which we refer to as a “REIT”. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying Federal or state income tax at the corporate level on the distributed earnings. We seek to generate consistent income from our investments and business activities and provide steady dividends to our shareholders by investing primarily in the domestic residential mortgage market. We have three principal business segments that service the domestic residential mortgage market:

•	Hanover Capital Mortgage Holdings, Inc., which we refer to as “Hanover”, has as its primary business objective the generation of interest income from a leveraged investment portfolio, consisting of subordinate mortgage-backed securities, which we refer to as “Subordinate MBS”, mortgage loans (including mortgage loans from the termination of the 1999-A Collateralized Mortgage Obligation, mortgage loans underlying the 1999-B Collateralized Mortgage Obligation and distressed mortgage loans held through HDMF-I LLC), which we refer to as “Mortgage Loans”, and whole pool Fannie Mae and Freddie Mac mortgage-backed securities, which together we refer to as “Agency MBS”.

•	Hanover Capital Partners Ltd., which we refer to as “HCP”, provides consulting and outsourcing services, which we refer to as “COS”, for third parties in the mortgage industry.

•	HanoverTrade, Inc., which we refer to as “HT”, provides loan sale advisory services, which we refer to as “LSA”, and technology software for third parties in the mortgage industry.
For the three months ended June 30, 2005, we reported a net loss of $0.2 million, or $0.02 diluted loss per share, as compared to net income of $0.6 million, or $0.07 diluted earnings per share, in the same period in 2004. For the six months ended June 30, 2005, we reported net income of $1.2 million, or $0.14 diluted earnings per share, as compared to $3.2 million, or $0.38 diluted earnings per share, in the same period in 2004. Our (loss) and net income for the three and six months ended June 30, 2005, as compared to the same period in 2004, were largely the result of a decrease in net interest income and a reduction in the gain on sale of mortgage assets. The carrying balance of this portfolio decreased to $199.7 million as of June 30, 2005 from $205.7 million as of December 31, 2004 primarily because of payments on underlying mortgages.

Investment Portfolio
      Our principal business is to invest in Subordinate MBS and Mortgage Loans. We also maintain a portfolio of whole pool Agency MBS to satisfy certain Investment Company Act of 1940 requirements.
      The table below describes the principal assets of our investment portfolio as of June 30, 2005 (dollars in thousands):

	Principal	Carrying		Net
Portfolio(1)	Balance	Value	Financing	Equity(2)

Mortgage Loans	$42,693	$41,485	$31,392	$10,093
Subordinate MBS	91,052	60,217	38,941	21,276
Agency MBS	96,784	98,015	93,211	4,804

Total	$230,529	$199,717	$163,544	$36,173

(1)	Our Subordinate MBS portfolio is classified in our Consolidated Balance Sheets as “Mortgage securities pledged under repurchase agreements Available for sale”. Our Mortgage Loans portfolio is classified on our Consolidated Balance Sheets as “Mortgage Loans Held for sale” and “Mortgage Loans Collateral for CMOs”. Our Agency MBS portfolio is classified on our Consolidated Balance Sheets as “Mortgage securities pledged under repurchase agreements Trading” and “Mortgage securities, not pledged Trading”.

(2)	Net equity is the difference between the carrying value of an asset and the amount of financing specific to that asset.
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
      The investment objective for our Subordinate MBS portfolio is to generate interest income and, when appropriate, gain on sale through credit risk management combined with leverage, which incurs some interest rate risk. Credit risk management is accomplished by pre-purchase and ongoing collateral analysis coupled with a pro-active disposition strategy. As of June 30, 2005, our Subordinate MBS portfolio has financing of $38.9 million and net equity of $21.3 million for a debt to equity ratio of 1.83 to 1.00.
      The investment objective for our Mortgage Loan portfolio is to generate interest income through credit risk and interest rate risk management. As of June 30, 2005, our Mortgage Loan portfolio consists of: (a) mortgage loans we acquired via the collapse of one of our collateralized mortgage obligations,

Hanover Grantor Trust 1999-A (“99-A Mortgage Loans”), (b) mortgage loans that collateralize a debt securitization, Hanover Grantor Trust 1999-B (“99-B Mortgage Loans”), and (c) distressed mortgage loans acquired by HDMF-I LLC, an entity consolidated as of June 30, 2005, that invests in distressed mortgages and real estate property (“HDMF Loans”). The 99-A Mortgage Loans are financed under a one-year committed financing facility. The 99-B Mortgage Loans are financed via a securitization where we sold senior bonds and retained certain subordinate bonds. The HDMF Loans are financed via a committed financing facility expiring in November 2005. We are actively seeking a replacement for this facility. The Mortgage Loan portfolio is classified as an asset in our Consolidated Balance Sheets and generates interest income. The financing related to the 99-A Mortgage Loans, the senior bonds we sold in the 1999-B securization and the financing related to the HDMF Loans are all classified as liabilities in our Consolidated Balance Sheets and generate interest expense. The difference between this interest income and expense is the net interest income we earn on our Mortgage Loan portfolio.
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
      Generally, we invest in subordinate MBS that are the first to absorb credit losses. Our income will be affected both by the change in fair value of our securities and by credit losses. Changes in both the fair value and the credit losses are caused by increased delinquency and foreclosure rates in the residential mortgage market and reductions in housing values. In general, delinquency and foreclosure rates are correlated with local area employment rates and loss severities are associated with regional housing price trends.
      The future direction of unemployment, home prices and interest rates is uncertain and is expected to have a material affect on the performance of our investment portfolio. Historically, each of these macroeconomic factors has been cyclical. Unemployment has been relatively low, which has led to relatively low delinquencies and defaults on mortgage loans. A decline of economic growth or a return to recession could result in increased delinquencies and defaults. In addition, home prices have increased over the past five years at a rate above the historical long-term trend. Declining home prices could lead to increased loss severity on defaulted mortgage loans. In addition, short-term interest rates have been increasing since the middle of 2004 and this has increased our cost of funds and reduced the net interest income on our portfolio.
      Our exposure to adverse macroeconomic trends is mitigated by our active credit risk management and our strategy of targeting (a) high credit score borrowers, who are less likely to default in an economic downturn, and (b) loans with low loan-to-value ratios, which are less likely to suffer losses due to declining home prices. We manage our interest rate risk via the purchase of a mixture of fixed and adjustable-rate mortgage-backed securities and interest-rate caps.

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
Dividend Policy
      Hanover operates as a REIT and is required to pay dividends equal to at least 90% of its REIT taxable income. The current policy of our Board of Directors is to annually pay four quarterly dividends based on management’s estimate of Hanover’s GAAP income and REIT taxable income in order to pay the greater of GAAP income or 90% of REIT taxable income. Hanover’s REIT taxable income is primarily generated by its leveraged investment portfolio of Subordinate MBS and CMOs. Hanover’s per share dividend rate is determined in the first quarter of each taxable year and, in general, would be the amount expected to be paid for each of the four quarters of the taxable year. To the extent that our GAAP income exceeds this rate, a special dividend would be considered after the close of the taxable year. In all cases, the required 90% of REIT taxable income would be paid under our current policy.
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
      Mortgage Loans — Our mortgage loans are designated as held for sale, held for investment and collateral for CMOs.

•	Mortgage loans designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period.

•	Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses.
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
      Hanover’s assets are not generally traded on a national securities exchange or national automated quotation system and as a result prices may not be readily ascertainable. To overcome this void, Hanover uses complex cash flow modeling in determining estimated fair value. Considerable judgment is required when interpreting market data to develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity. Several of the assumptions used by management are confirmed by independent third parties on at least a quarterly basis. In determining fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. Assumptions are reviewed in light of market expectations and may be adjusted based on management’s experience. To the extent that management’s assumptions do not reflect market expectations, the value of the portfolio may be adversely impacted.
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
      We recognize revenue from loan brokering and advisory services when transactions fund, which is the time fees are earned.

Results of Operations
      The following table presents our unaudited consolidated results of operations for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net interest income	$1,846	$2,288	$4,106	$4,571
Loan loss provision	(14)	(9)	(21)	(20)
Gain on sale of mortgage assets	1,886	2,114	4,166	5,572
Gain (loss) on mark to market of mortgage assets	1,262	(1,226)	(366)	(1,283)
(Loss) gain on freestanding derivatives	(2,044)	717	(1,336)	(349)
Due diligence fees	2,726	1,729	4,719	3,109
Assignment fees	428	710	977	1,295
Technology	961	238	1,515	626
Loan brokering and advisory services	336	902	848	1,393
Reimbursed out-of-pocket expenses	570	410	1,033	753
Other income	135	96	191	188

Total revenues	8,092	7,969	15,832	15,855
Total expenses	8,048	7,258	14,372	12,706

Operating income	44	711	1,460	3,149
Equity in (loss) income of unconsolidated affiliates	(104)	(64)	(200)	(40)
Minority interest expense	(14)	—	(14)

Income before income tax provision (benefit)	(46)	647	1,274	3,109
Income tax provision (benefit)	117	34	74	(49)

Net income (loss)	$(163)	$613	$1,200	$3,158

Basic earnings (loss) per share	$(0.02)	$0.07	$0.14	$0.38

Diluted earnings (loss) per share	$(0.02)	$0.07	$0.14	$0.38

Quarterly Highlights
      We recorded a net loss for the three months ended June 30, 2005 of $0.2 million, or $(0.02) per share, based on 8,410,429 diluted weighted-average common shares outstanding, compared to net income of $0.6 million, or $0.07 per share, based on 8,298,727 diluted weighted-average common shares outstanding, for the same period in 2004. We recorded net income for the six months ended June 30, 2005 of $1.2 million, or $0.14 per share, based on 8,418,666 diluted weighted-average common shares outstanding, compared to net income of $3.2 million, or $0.38 per share, based on 8,293,134 diluted weighted-average common shares outstanding, for the same period in 2004. Net income for the three and six months ended June 30, 2005 decreased $0.8 million and $2.0 million, respectively, from the same periods in 2004 primarily due to a decrease in net interest income and a decrease in gain on sale of mortgage assets.

      The Board of Directors declared a second quarter dividend of $0.30 per share on August 5, 2005 to be paid on September 2, 2005 to stockholders of record as of August 22, 2005.

Net Interest Income and Total Gains (Losses) For Interest Earning Assets

Investment Portfolio

Net Interest Income
      The following table provides details of net interest income for interest earning assets for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Mortgage Loans
Held for Sale	$(8)	$3	$(6)	$17
Collateral for CMOs	70	211	189	481
Subordinate MBS	1,474	1,575	2,887	3,159
Agency MBS	578	443	1,304	777
Other	(268)	56	(268)	137

Net interest income	$1,846	$2,288	$4,106	$4,571

      The investment portfolio’s net interest income decreased to $1.8 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004. This decrease is primarily attributable to a $0.3 million decrease in Net Interest Income-other related to the interest expense on trust preferred securities issued in March 2005. Other factors contributing to the decline in net interest income include a $0.2 million decrease in the net interest income of the Mortgage Loan portfolio, primarily due to lower asset balances as the result of scheduled and unscheduled principal payments. In addition, the Subordinate MBS portfolio’s net interest income decreased $0.1 million as a result of increased financing costs and lower asset yields. These decreases in net interest income are partially offset by an increase in the net interest income in the Agency MBS portfolio of $0.1 million for the three months ended June 30, 2005 compared to the same period in 2004. This increase is primarily the result of an increase in the size of the portfolio.
      The investment portfolio’s net interest income decreased to $4.1 million for the six months ended June 30, 2005 from $4.6 million for the six months ended June 30, 2004. This decrease is primarily attributable to a $0.4 million decrease in Net Interest Income-other related to the interest expense on trust preferred securities issued in March 2005 and a $0.3 million decline in net interest income of the Mortgage Loan portfolio. The decline in the net interest income of the Mortgage Loan portfolio is primarily due to lower asset balances as the result of scheduled and unscheduled principal payments. The Subordinate MBS portfolio’s net interest income decreased $0.3 million as a result of increased financing costs and lower asset yields. These decreases in net interest income are partially offset by an increase in the net interest income in the Agency MBS portfolio of $0.5 million for the six months ended June 30, 2005 compared to the same period in 2004. This increase is primarily the result of an increase in the size of the portfolio.

Total Gains (Losses)
      The following table provides details of gains (losses) for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Gain on sale of mortgage assets	$1,886	$2,114	$4,166	$5,572
Gain (loss) on mark to market of mortgage assets	1,262	(1,226)	(366)	(1,283)
(Loss) gain on freestanding derivatives	(2,044)	717	(1,336)	(349)

Total gains	$1,104	$1,605	$2,464	$3,940

      Gain on sale of mortgage assets decreased $0.2 million for the three months ended June 30, 2005 as compared to the same period in 2004 primarily due to an increase in interest rates and an increase in the average cost basis of the assets sold.
      Mark to market of mortgage assets increased $2.4 million for the three months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of an increase in the carrying value of the Agency MBS portfolio.
      Gain on freestanding derivatives (which primarily relates to the economic hedge on the Agency MBS portfolio) decreased $2.8 million for the three months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of increased expenses associated with economically hedging the Agency MBS portfolio.
      Gain on sale of mortgage assets decreased $1.4 million for the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to an increase in interest rates and an increase in the average cost basis of the assets sold.
      Mark to market of mortgage assets increased $0.9 million for the six months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of an increase in the carrying value of the Agency MBS portfolio.
      Loss on freestanding derivatives (which primarily relates to the economic hedge on the Agency MBS portfolio) increased $1.0 million for the six months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of increased expenses associated with economically hedging the Agency MBS portfolio.

Mortgage Loans
      The following table provides details of the net interest income generated on the Mortgage Loan portfolio for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income	$483	$791	$1,115	$1,687
Interest expense	(400)	(567)	(897)	(1,169)
Interest expense — Repurchase Agreements	(21)	(10)	(35)	(20)

Net interest income	$62	$214	$183	$498

      Our Mortgage Loan portfolio net interest income declined to $0.1 million for the three months ended June 30, 2005 from $0.2 million for the same period in 2004. This decline in net interest income is primarily due to declining principal balances of our Mortgage Loan portfolio as a result of scheduled and unscheduled principal payments, which reduced the underlying mortgage loan balances. An additional contributing factor, to a lesser extent, is the rise in the interest expense related to one-month LIBOR indexed securities sold in our 1999-B securitization.
      Our Mortgage Loan portfolio net interest income declined to $0.2 million for the six months ended June 30, 2005 from $0.5 million for the same period in 2004. This decline in net interest income is primarily due to declining principal balances of our Mortgage Loan portfolio as a result of scheduled and unscheduled principal payments, which reduced the underlying mortgage loan balances. An additional contributing factor, to a lesser extent, is the rise in the interest expense related to one-month LIBOR indexed securities sold in our 1999-B securitization.

Subordinate MBS
      The following table provides details of the net interest income generated on the Subordinate MBS portfolio for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income	$1,935	$1,699	$3,729	$3,386
Interest expense — Repurchase Agreements	(461)	(124)	(842)	(227)

Net interest income	$1,474	$1,575	$2,887	$3,159

      The Subordinate MBS portfolio’s net interest income decreased to $1.5 million for the three months ended June 30, 2005 from $1.6 million for the same period in 2004. This decrease in income was primarily attributable to the increase in financing costs and lower asset yields on new investments as compared to the three months ended June 30, 2004.
      The Subordinate MBS portfolio’s net interest income decreased to $2.9 million for the six months ended June 30, 2005 from $3.2 million for the same period in 2004. This decrease in income was primarily attributable to the increase in financing costs and lower asset yields on new investments as compared to the six months ended June 30, 2004.

Agency MBS
      The following table provides details of the net interest income generated on the Agency MBS portfolio for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income	$1,257	$578	$2,592	$1,017
Interest expense — Repurchase Agreements	(679)	(135)	(1,288)	(240)

Net interest income	$578	$443	$1,304	$777

      The Agency MBS portfolio’s net interest income increased to $0.6 million for the three months ended June 30, 2005 from $0.4 million for the same period in 2004. The increase is primarily due to the increase in the size of the Agency MBS portfolio. The Agency MBS portfolio’s net interest income increased to $1.3 million for the six months ended June 30, 2005 from $0.8 million for the same period in 2004. The increase is primarily due to the increase in the size of the Agency MBS portfolio. We attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS.
      Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially economically offset by gains or losses from forward sales of like-coupon Agency MBS.
      The table below reflects the net economic impact of our Agency MBS portfolio for the three and six months ended June 30, 2005 (dollars in thousands):

	June 30, 2005

	Three	Six
	Months	Months
	Ended	Ended

Net interest income	$578	$1,304
Gain(loss) on mark to market of mortgage assets	1,344	(181)
Other loss (forward sales)	(1,980)	(1,278)

Total	$(58)	$(155)

      We believe that the net economic impact of our Agency MBS portfolio provides useful information to investors because it provides information not readily apparent from our Consolidated Statements of Income.

COS Revenues
      For the three months ended June 30, 2005, due diligence fees increased and assignment fees decreased from the same period in 2004. Due diligence fees increased to $2.7 million for the three months ended June 30, 2005 from $1.7 million for the same period in 2004 and assignment fees decreased to $0.4 million for the three months ended June 30, 2005 from $0.7 million for the same period in 2004.
      The increase in due diligence fees for the three months ended June 30, 2005 is attributed mainly to increased revenues from our conduit support services, which includes loan due diligence. The decrease in assignment fees for the three months ended June 30, 2005 is mainly attributable to several large projects in 2004 that were not replicated in 2005.
      For the six months ended June 30, 2005, due diligence fees increased and assignment fees decreased from the same period in 2004. Due diligence fees increased to $4.7 million for the six months ended June 30, 2005 from $3.1 million for the same period in 2004 and assignment fees decreased to $1.0 million for the six months ended June 30, 2005 from $1.3 million for the same period in 2004.
      The increase in due diligence fees for the six months ended June 30, 2005 is attributed mainly to increased revenues from our conduit support services, which includes loan due diligence. The decrease in assignment fees for the six months ended June 30, 2005 is mainly attributable to several large projects in 2004 that were not replicated in 2005.

Technology
      For the three months ended June 30, 2005, revenues generated by technology services were $1.0 million as compared to $0.2 million for the same period in 2004. The increase in technology services for the three months ended June 30, 2005 is attributed mainly to an increase in license fees from deployment of our technology to a large mortgage banker in June 2005.
      For the six months ended June 30, 2005, revenues generated by technology services were $1.5 million as compared to $0.6 million for the same period in 2004. The increase in technology services for the six months ended June 30, 2005 is attributed mainly to an increase in license fees from deployment of our technology to a large mortgage banker in June 2005 and recurring monthly revenue for technology deployed at the end of 2004.

Loan Brokering and Advisory Services
      For the three and six months ended June 30, 2005, revenues generated from loan brokering and advisory services were $0.3 million and $0.8 million, respectively, as compared to $0.9 million and $1.4 million, respectively, for the same periods in 2004. The decrease in loan brokering and advisory services for the three and six months ended June 30, 2005 is attributed mainly to loan sale marketing efforts that did not result in closed transactions.

Operating Expenses
      The following table sets forth the increase (decrease) in operating expenses for the three and six months ended June 30, 2005 as compared to the same period in 2004 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)

Personnel	$3,556	$3,709	$(153)	$5,816	$6,014	$(198)
Subcontractors	1,496	1,128	368	2,677	2,177	500
Legal and professional	642	820	(178)	1,562	1,407	155
General and administrative	439	388	51	827	835	(8)
Depreciation and amortization	325	223	102	606	439	167
Occupancy	136	126	10	271	244	27
Technology	515	141	374	810	238	572
Travel and entertainment	94	110	(16)	196	250	(54)
Out-of-pocket expenses reimbursed	570	410	160	1,033	753	280
Other	275	203	72	574	349	225

Total expenses	$8,048	$7,258	$790	$14,372	$12,706	$1,666

      Operating expenses for the three and six months ended June 30, 2005 of $8.0 million and $14.4 million, respectively, were higher than the $7.3 million and $12.7 million, respectively, for the same periods in 2004. The major changes within operating expenses were in technology and subcontractors.
      The increase in technology expense to $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2005 compared to $0.1 million and $0.2 million for the same periods in 2004 were primarily due to fees associated with the deployment of our software, third-party hosting fees and third-party license fees.
      Subcontractors expenses rose to $1.5 million and $2.7 million, respectively, for the three and six months ended June 30, 2005 as compared to $1.1 million and $2.2 million, respectively, for the same periods in 2004. The increase in subcontractors expense was attributable to the increase in conduit support services provided.

Credit Performance
      Hanover’s primary risk in its investment portfolio is credit risk on the loans that underlie the Subordinate MBS portfolio. These loans are all prime residential loans. As of June 30, 2005, the total portfolio of loans underlying the Subordinate MBS portfolio consisted of 32,312 loans with a total principal balance of $15.9 billion. Total losses for the quarter ended June 30, 2005 on our portfolio were negligible. As of June 30, 2005, loans 90 or more days past due were negligible.
Liquidity and Capital Resources
      We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, repurchase agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of June 30, 2005, we had $120 million of committed repurchase lines of credit from two lenders of which $19.2 million was utilized. In addition, as of June 30, 2005, we had $127.5 million of uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure that we will be successful in obtaining such additional financing on favorable terms, if at all.
      We have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt and dividend payments. Our repayment of CMO debt amounted to $22.1 million for the six months ended June 30, 2005 as compared to $9.9 million for the same period in 2004. The repayment of the CMO debt was primarily funded by the sale of the CMO collateral to Hanover. Our principal payments received on our CMO collateral were $4.7 million for the six months ended June 30, 2005 as compared to $10.2 million for the same period in 2004. Our dividend payments are generally covered by our net income.
      Our cash and cash equivalents as of June 30, 2005 increased by $18.6 million from the balances as of December 31, 2004 primarily as a result of the closing on March 15, 2005 of a private placement of $20 million of trust preferred securities through Hanover Statutory Trust I, which we refer to as the “Trust”, a statutory trust formed by us for that purpose. In connection with the private placement, the Trust used the proceeds from the offering and other cash to purchase $20,619,000 of our junior subordinated notes due 2035.
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
      In addition to the trust-preferred securities transaction described above, we intend to access the capital markets in 2005 to raise additional capital. Any new capital raised will be used primarily to invest in our portfolio.
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
Taxable Income
      Our taxable income for the six months ended June 30, 2005 is estimated at $5.1 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the six months ended June 30, 2005 (dollars in thousands):

Net Income — six months ended June 30, 2005	$1,200
Add (deduct) differences
Loss on mark to market of mortgage assets	197
Gain on freestanding derivatives	1,336
Loan loss provision — net	13
Losses in subsidiaries not consolidated for tax purposes — net	1,263
Bonuses expensed not yet paid	15
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,247
Stock options exercised	(96)
Other	(44)

Estimated taxable income — six months ended June 30, 2005	$5,131

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Risk
      We believe the principal risk to our investment strategy is the credit performance of the domestic residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the three and six months ended June 30, 2005, we experienced nominal credit losses of approximately $8,600 on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
      Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past several years, the domestic residential housing market has experienced rapid and sustained housing price gains. Should housing prices decline, we believe our investments would be subject to increased risk of credit losses. Also, over the past several years mortgage loan delinquencies have been at historically low levels and a rise in delinquency rates would increase our risk of credit losses.
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

Mortgage Loan Portfolio
      We have leveraged credit risk in our Mortgage Loan portfolio because we finance our assets with a combination of a one-year committed repurchase facility and CMO debt. As with our Subordinate MBS portfolio, pre-purchase due diligence and ongoing surveillance is performed. To the extent the individual mortgage loans are in a CMO, we are not able to selectively sell these mortgage loans. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on a monthly basis.

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

Mortgage Loan Portfolio
      Our Mortgage Loan portfolio is financed by a one-year committed financing facility and a CMO, 1999-B.
      For the mortgage loans that we acquired via the collapse of our 1999-A CMO, financing was obtained under a one-year committed financing facility that we entered into in June 2005.
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
      The retained subordinate certificates from our 1999-B CMO constitute the collateral for our 2000-A CMO. The 2000-A securitization consists of certificates collateralized by variable-rate certificates and the corresponding 2000-A bonds match the maturity of the underlying certificates but have a floating rate coupon indexed to one-month LIBOR.

Subordinate MBS Portfolio
      Our Subordinate MBS portfolio is funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of June 30, 2005, approximately 30% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
      In addition, as of June 30, 2005, we owned a $20 million notional amount, 6% LIBOR Cap interest rate agreement that matures November 2008.

Agency MBS Portfolio
      Our Agency MBS portfolio consists of fixed-rate bonds financed under one month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have entered into forward commitments to sell a similar amount of to be announced, which we refer to as “TBA”, Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools.

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

Mortgage Loan Portfolio
      Our Mortgage Loan portfolio is financed by a one-year committed financing facility and a CMO, 1999-B.
      For the mortgage loans that we acquired via the collapse of our 1999-A CMO, financing was obtained under a one-year committed financing facility subject to margin requirements should the market value of the mortgage loans change. As such, changes in the market value of the mortgage loans may require us to contribute additional capital to the lender.
      Borrowings attributable to the 1999-B CMO are fixed and changes in the market value of the mortgage loans cannot trigger margin requirements.
      Mortgage Loans that are designated as held for sale on our Consolidated Balance Sheets are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as CMO collateral are reported at amortized cost, net of allowance for loan losses. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices.

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
      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      We held our annual meeting of stockholders on May 20, 2005. 8,381,583 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 8,139,839 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:
      (a) The following members were re-elected to the Board of Directors:

Terms Expiring in 2008	Votes For	Votes Withheld

Joyce S. Mizerak	7,996,147	143,692
James F. Stone	7,992,685	147,154
Irma N. Tavares	7,996,478	143,361
      The seven other members of the Board of Directors will continue in office after the annual meeting for the following terms:

Terms expiring in 2006: John A. Burchett, John A. Clymer and Saiyid T. Naqvi.

Terms expiring in 2007: Joseph J. Freeman, Douglas L. Jacobs, George J. Ostendorf and John N. Rees.
      (b) The appointment of Grant Thornton LLP as independent accountants to audit and report on our financial statements for fiscal year 2005 was ratified by the stockholders with the following vote:

Votes For	Votes Against	Abstentions

8,050,546	52,002	37,291
      There were no broker non-votes.

Item 5.	Other Information
      On August 3, 2005, HT entered into an Office Lease Agreement (the “HT Lease”) with Metroplex Associates, pursuant to which HT will lease approximately 10,000 square feet of office space located at 200 Metroplex Drive, Edison, New Jersey. The HT Lease has a five year term commencing October 1, 2005 with a base annual rent for the first and second years of $177,744 and a base annual rent of $182,810 for the remaining three years. As additional rent, HT will also pay its share of certain electricity, taxes and operating expenses, which amounts are subject to increases over the 2005 base year expenses. The HT Lease may be extended at HT’s option for up to an additional five years at then-prevailing market rates. The office space will serve as the Company’s new corporate headquarters as well as HT’s new headquarters. The commencement of the HT Lease coincides with the expiration of its existing headquarters’ lease.
      Metroplex Associates has been the landlord of the office space leased by HCP elsewhere in Edison, New Jersey pursuant to the Office Lease Agreement, dated as of March 1, 1994, and as amended, modified and/or supplemented (the “HCP Lease”).
      On August 3, 2005, HCP entered into the Sixth Modification of Lease Agreement with Metroplex Associates, which amended and modified the HCP Lease, pursuant to which HCP will lease approximately 16,000 square feet of office space located at 200 Metroplex Drive, Edison, New Jersey. This space is adjacent to the office space leased by HT under the HT Lease. As modified, the HCP Lease has a five year term commencing October 1, 2005 and will terminate HCP’s current lease arrangement with Metroplex Associates for office space at 100 Metroplex Drive, Edison, New Jersey, which was due to expire in October 2008. The HCP Lease has a base annual rent for the first and second years of $278,430 and a base annual rent of $286,363 for the remaining three years. As additional rent, HCP will also pay its share of certain electricity, taxes and operating expenses, which amounts are subject to increases over the 2005 base year expenses. The HCP Lease may be extended at HCP’s option for up to an additional five years at then-prevailing market rates. The office space will serve as HCP’s new corporate headquarters.

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
Dated: August 9, 2005

By:	/s/ HAROLD F. MCELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)
Dated: August 9, 2005

EXHIBIT INDEX

Exhibit		Description

2	.1*(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3	.1(8)	Amended Articles of Incorporation of Registrant, as amended

3	.2(1)	Bylaws of Registrant

4	.1(1)	Specimen Common Stock Certificate of Registrant

4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

10	.3*(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.5*(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.6*(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10	.7*(1)	1997 Executive and Non-Employee Director Stock Option Plan

10	.7.1*(3)	1999 Equity Incentive Plan

10	.8*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10	.8.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10	.9*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10	.9.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10	.10*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10	.10.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10	.11*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10	.11.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10	.11.2*(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10	.11.3*(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10	.11.4*(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

Exhibit		Description

10	.11.5*(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10	.12*(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10	.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17		Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade, Inc.

10	.25*(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.1*(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.2*(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.26*(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.27*(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

Exhibit		Description

10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.6(18)	Amendment Number Nine dated as of April 15, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10	.36.5(14)	Indemnity Agreement by and between Registrant and A. Bradley Howe, dated as of July 1, 2004

10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10	.36.7(14)	Indemnity Agreement by and between Registrant and J. Holly Loux, dated as of July 1, 2004

Exhibit		Description

10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10	.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10	.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd., as Seller, dated as of June 28, 2005

16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31	.1(18)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2(18)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1(19)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Filed herewith

(19)	Furnished herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.