Form 10-Q
period 2005-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2005-11-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-13417
Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Metroplex Drive, Suite 100, Edison, New Jersey 08817
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The registrant had 8,496,162 shares of common stock outstanding as of November 1, 2005.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 2)

Assets
Cash and cash equivalents	$19,660	$20,604
Accounts receivable	2,808	2,153
Accrued interest receivable	1,063	1,036
Mortgage loans
Held for sale	20,202	175
Collateral for CMOs	14,822	40,926
Mortgage securities pledged under repurchase agreements
Available for sale	63,329	54,312
Trading	71,241	99,142
Mortgage securities, not pledged
Trading	17,711	11,126
Equity investment in unconsolidated affiliates	648	3,067
Other assets	13,918	9,597

	$225,402	$242,138

Liabilities
Repurchase agreements	$121,339	$130,102
Collateralized mortgage obligations (CMOs)	12,111	35,147
Dividends payable	—	2,514
Accounts payable, accrued expenses and other liabilities	3,642	3,156
Liability to subsidiary trust issuing preferred securities	20,619	—

	157,711	170,919

Contingencies	—	—
Minority interest in equity of consolidated affiliate	205	—
Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,496,162 and 8,381,583 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	85	84
Additional paid-in capital	104,231	103,126
Notes receivable from related parties	—	(583)
Retained earnings (deficit)	(34,519)	(30,779)
Deferred stock-based compensation	(217)	—
Accumulated other comprehensive (loss) income	(2,094)	(629)

	67,486	71,219

	$225,402	$242,138

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Interest income	$4,053	$3,936	$11,717	$10,163
Interest expense	2,227	1,152	5,785	2,808

Net interest income	1,826	2,784	5,932	7,355
Loan loss provision	3	9	24	29

Net interest income after loan loss provision	1,823	2,775	5,908	7,326
Gain on sale of mortgage assets	121	2,424	4,287	7,996
(Loss) gain on mark to market of mortgage assets	(1,297)	1,446	(1,663)	163
Gain (loss) on freestanding derivatives	996	(2,861)	(340)	(3,210)
Due diligence fees	3,320	1,558	8,039	4,667
Assignment fees	358	596	1,335	1,891
Technology	845	974	2,360	1,599
Loan brokering and advisory services	202	500	1,050	1,894
Reimbursed out-of-pocket expenses	715	284	1,748	1,037
Other income	129	60	320	248

Total revenues	7,212	7,756	23,044	23,611

Expenses
Personnel	1,875	2,208	7,691	8,222
Subcontractors	2,000	976	4,677	3,153
Legal and professional	675	749	2,237	2,156
General and administrative	423	348	1,250	1,182
Depreciation and amortization	326	250	932	689
Occupancy	151	135	422	379
Technology	398	404	1,208	642
Travel and entertainment	109	67	305	318
Out-of-pocket expenses reimbursed	715	284	1,748	1,037
Other	381	236	955	585

Total expenses	7,053	5,657	21,425	18,363

Operating income	159	2,099	1,619	5,248
Equity in income (loss) of unconsolidated affiliates	13	46	(187)	5
Minority interest in loss of consolidated affiliate	(26)	—	(40)	—

Income before income tax provision (benefit)	198	2,145	1,472	5,253
Income tax provision (benefit)	62	(82)	136	(132)

Net Income	$136	$2,227	$1,336	$5,385

Basic Earnings Per Share	$0.02	$0.27	$0.16	$0.65

Diluted Earnings Per Share	$0.02	$0.27	$0.16	$0.65

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Net income	$1,336	$5,385
Other comprehensive Income:
Net unrealized loss on securities classified as available-for-sale	(1,707)	(723)
Reclassification adjustment for net gain (loss) included in Net income	242	(301)

Other comprehensive income	(1,465)	(1,024)

Comprehensive income	$(129)	$4,361

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
				Notes			Other
	Common Stock		Additional	Receivable	Retained	Deferred	Comprehensive
			Paid-In	from	Earnings	Stock-Based	(Loss)
	Shares	Amount	Capital	Related Parties	(Deficit)	Compensation	Income	Total

Balance, December 31, 2004	8,381,583	$84	$103,126	$(583)	$(30,779)	$—	$(629)	$71,219

Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	583	—	—	—	583

Common stock earned by Principals	72,222	1	761	—	—	—	—	762

Common stock grants to key employees	22,000	—	236	—	—	(236)	—	—

Amortization of deferred stock grant to key employees	—	—	—	—	—	19	—	19

Exercise of stock options	18,000	—	83	—	—	—	—	83

Stock issued under Executive Compensation Plan	2,357	—	25	—	—	—	—	25

Net income	—	—	—	—	1,336	—	—	1,336

Other comprehensive income	—	—	—	—	—	—	(1,465)	(1,465)

Dividends declared	—	—	—	—	(5,076)	—	—	(5,076)

Balance, September 30, 2005	8,496,162	$85	$104,231	$—	$(34,519)	$(217)	$(2,094)	$67,486

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities
Net income	$1,336	$5,385
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	932	689
Value of common stock and loan forgiveness earned by Principals	1,345	1,433
Stock-based compensation	19	—
Accretion of net discount	(1,765)	(1,608)
Loan loss provision	24	29
Loss (gain) recognized from mark to market of mortgage assets	1,663	(163)
Undistributed losses (earnings) of unconsolidated affiliates — net	187	(5)
Minority interest in earnings (loss) of consolidated affiliate	(40)	—
Gain on sale of mortgage assets	(4,287)	(7,996)
Loss (gain) on disposition of real estate owned	54	(27)
Gain on paid-in-full mortgage loans	(166)	(19)
Purchase of mortgage securities classified as trading	—	(68,988)
Purchase of mortgage loans classified as held for sale	(20,139)	—
Principal collections on mortgage loans classified as held for sale	2,684	163
(Increase) decrease in accounts receivable	(622)	664
Increase in accrued interest receivable	(27)	(179)
(Increase) decrease in other assets	(1,307)	285
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	248	(1,301)

Net cash used in operating activities	(19,861)	(71,638)

Investing Activities
Purchase of mortgage securities classified as available for sale	(66,272)	(57,303)
Proceeds from the closing of CMO 1999-A	20,799	—
Principal collections on mortgage securities	20,197	6,160
Principal collections on CMO collateral	5,774	13,965
Proceeds from sale of mortgage assets	60,772	46,411
Proceeds from disposition of real estate owned	524	44
Cash acquired in acquisition, net of cash paid	1,158	—
Capital investment in unconsolidated investments	(1,605)	(537)

Net cash provided by investing activities	41,347	8,740

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	20,619	—
Proceeds from exercise of stock options	83	425
Repayment of borrowings on line of credit	(3,681)	—
(Decrease) increase in borrowings using repurchase agreements	(8,763)	85,816
Payments on CMOs	(23,098)	(13,577)
Payment of dividends	(7,590)	(10,731)

Net cash (used in) provided by financing activities	(22,430)	61,933

Net decrease in cash and cash equivalents	(944)	(965)
Cash and cash equivalents at beginning of period	20,604	32,588

Cash and cash equivalents at end of period	$19,660	$31,623

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
Interim Financial Reporting
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
      Hanover accounts for stock-based awards under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”).
      In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”) that supersedes APB 25 and requires the use of a fair value-based methodology (similar to the original SFAS 123 methodology) to measure and record expenses and liabilities associated with stock-based compensation. The revised standard is required to be adopted by Hanover beginning January 1, 2006 and is applicable to any new awards and to all existing awards for which the requisite service to earn the award has not yet been rendered. The effect of adopting the revised standard is not expected to be material to Hanover’s earnings or financial condition.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The components of the computation of basic and diluted earnings per share were as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic earnings per share:
Net income (numerator)	$136	$2,227	$1,336	$5,385
Weighted-average shares outstanding (denominator)	8,485,087	8,332,950	8,426,079	8,257,118

Basic earnings per share	$.02	$.27	$.16	$.65

Diluted earnings per share:
Net income (numerator)	$136	$2,227	$1,336	$5,385
Weighted-average shares outstanding	8,485,087	8,332,950	8,426,079	8,257,118
Add: Incremental shares from assumed conversion of stock options	13,948	52,466	19,499	66,815

Diluted weighted-average shares outstanding (denominator)	8,499,035	8,385,416	8,445,578	8,323,933

Diluted earnings per share	$.02	$.27	$.16	$.65

4.	Mortgage Loans
      During June 2005, Hanover exercised an available call option to retire the entire CMO borrowing named 1999-A. At December 31, 2004, the CMO had an outstanding borrowing balance and collateral carrying value of approximately $18,099,000 and $18,083,000, respectively. As a result of the call and retirement of the CMO, Hanover realized a gain in the nine months ended September 30, 2005, of approximately $149,000.
      In conjunction with the call and retirement of the 1999-A CMO, Hanover acquired the mortgage loans of 1999-A. The loans were acquired at estimated fair market value. These loans were classified as mortgage loans held for sale at time of purchase in accordance with Hanover’s policy. When the review of the individual loans is completed and groups or pools of loans created (generally three to nine months), the resulting pools may be sold or reclassified to other than held for sale.
      A summary of the 1999-A mortgage loans purchase is as follows (dollars in thousands):

Mortgage loans acquired at fair market value	$20,139
Principal value of mortgage loans	19,529

Premium paid	$610

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Mortgage Loans — Held for Sale
(Dollars in thousands)
      Mortgage loans classified as held for sale are carried at the lower of cost or market, with any unrealized losses included in operating income. Purchase discounts are not amortized for mortgage loans classified as held for sale. At September 30, 2005 and December 31, 2004, the estimated fair value of mortgage loans equaled or exceeded the carrying value.

	September 30, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$15,767	$3,997	$19,764	$12	$163	$175
Net purchase premium and deferred financing costs	370	68	438	—	—	—

Carrying value of mortgage loans	$16,137	$4,065	$20,202	$12	$163	$175

Mortgage Loans — Collateral for CMOs
(Dollars in thousands)
      Mortgage loans classified as other than held for sale and collateral for CMOs are carried at amortized cost, net of allowance for loan losses.

	September 30, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$3,363	$11,933	$15,296	$23,058	$18,139	$41,197
Net (discount) premium and deferred financing costs	(42)	(149)	(191)	255	(102)	153
Loan loss allowance	(62)	(221)	(283)	(192)	(232)	(424)

Carrying value — Net amortized cost	$3,259	$11,563	$14,822	$23,121	$17,805	$40,926

      The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Balance, beginning of period	$280	$414	$424	$407
Loan loss provision	3	9	24	29
Sales	—	—	(157)	—
Charge-offs	—	—	(8)	(13)

Balance, end of period	$283	$423	$283	$423

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Mortgage Securities
Mortgage Securities Pledged Under Repurchase Agreements
(Dollars in thousands)

	September 30,	December 31,
	2005	2004

Mortgage securities classified as available for sale
Principal balance	$100,838	$87,460
Net discount	(35,415)	(32,519)

Amortized cost	65,423	54,941
Gross unrealized gain	159	474
Gross unrealized loss	(2,253)	(1,103)

Carrying value	$63,329	$54,312

Mortgage securities classified as trading
Principal balance	$71,451	$98,098
Net premium	1,000	839

Amortized cost	72,451	98,937
Gross unrealized gain	193	1,215
Gross unrealized loss	(1,403)	(1,010)

Carrying value	$71,241	$99,142

Mortgage Securities, Not Pledged
(Dollars in thousands)

	September 30,	December 31,
	2005	2004

Mortgage securities classified as trading
Principal balance	$17,701	$10,949
Net (discount) premium	(172)	190

Amortized cost	17,529	11,139
Gross unrealized gain	182	—
Gross unrealized loss	—	(13)

Carrying value	$17,711	$11,126

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
All Mortgage Securities by Collateral Type
(Dollars in thousands)

	Mortgage securities classified as

	Available for Sale		Trading

	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004

Fixed-Rate Agency Mortgage-Backed Securities	$—	$—	$88,952	$110,268
Fixed-Rate Subordinate Mortgage-Backed Securities	16,175	11,844	—	—
Adjustable-Rate Subordinate Mortgage- Backed Securities	47,154	42,468	—	—

Carrying value of mortgage securities	$63,329	$54,312	$88,952	$110,268

6.	Other Assets
      The following is the composition of other assets (dollars in thousands):

	September 30,	December 31,
	2005	2004

Prepaid expenses and other assets	$4,654	$4,319
Goodwill	2,568	2,568
Capitalized software, net	1,251	1,858
Accrued revenue on contracts in progress	1,640	852
Real Estate Owned	3,805	—

	$13,918	$9,597

      Real Estate Owned consists of residential properties that once secured mortgaged loans that were subsequently foreclosed. Those mortgage loans were acquired as part of a distressed mortgage loan acquisition program of HDMF-I LLC, a consolidated affiliate (see Note 12). These properties are carried at fair value. Expenses associated with disposition of the properties are recognized in operating income. At September 30, 2005, these properties were not part of any financing.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities
      Information pertaining to individual repurchase agreement lenders as of September 30, 2005 is as follows (dollars in thousands):

	Committed	December 31,		September 30,	Carrying Value
	Borrowing	2004	Net	2005	of Underlying
Lender	Available	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$100,000	$—	$11,910	$11,910	$12,921	Mortgage Loans
Lender B	20,000	5,691	(286)	5,405	9,025	Retained CMO Securities, Mortgage Securities
Lender B		16,080	(7,379)	8,701	14,457	Mortgage Securities
Lender C		395	4,064	4,459	6,774	Mortgage Securities
Lender D		1,742	(1,742)	—	—	Mortgage Securities
Lender E		99,076	(25,511)	73,565	78,671	Mortgage Securities
Lender F		376	(376)	—	—	Mortgage Securities
Lender G		1,181	8,119	9,300	14,236	Mortgage Securities
Lender H		524	3,228	3,752	6,026	Mortgage Securities
Lender I		2,823	(2,823)	—	—	Mortgage Securities
Lender J		2,214	(2,214)	—	—	Mortgage Securities
Lender K		—	528	528	713	Mortgage Securities
Lender L		—	3,719	3,719	5,847	Mortgage Securities

Total	$120,000	$130,102	$(8,763)	$121,339	$148,670

      In June 2005, Hanover obtained a committed borrowing facility from Lender A, pursuant to a Master Repurchase Agreement, for up to $100 million. The facility is primarily available for financing mortgage loans and, subject to certain conditions, allows funding at 97% of the fair market value of the mortgage loans outstanding principal balance. The facility earns interest, payable monthly, at 2.0% over LIBOR on outstanding amounts plus a fee on the unused facility amount.
      The committed borrowing amount for Lender B expires on May 15, 2006.
      All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender B, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly. As of September 30, 2005, the weighted-average borrowing rate on the Company’s repurchase agreements was 4.44%.
      HCP has a revolving line of credit established with a major business finance organization for up to the lesser of $2 million or 80% of HCP’s accounts receivable. The assets of HCP secure amounts outstanding under the line. The interest rate is applied daily to outstanding amounts based on the LIBOR rate plus 2.8%. As of September 30, 2005, HCP had no advances outstanding under this line. Further advances are subject to the resolution of restrictions contained in certain covenant provisions of the line of credit agreement.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company, through its HDMF subsidiary, had a $25 million committed line of credit from a private mortgage banking organization that could be increased to $100 million upon request and with the agreement of the lender. This line of credit had a stated maturity date of November 21, 2005. In September 2005, the Company paid off the outstanding balance and elected to terminate the line of credit.

8.	Derivative Instruments
      Hanover uses certain derivative instruments to manage the risk of (i) changes in market conditions that could affect the value of certain portfolio securities or (ii) adverse changes in floating interest rates of its debt instruments. Hanover’s derivatives are classified as freestanding with income realized from settlements and changes in valuation of contracts included in income. Derivative instruments are included as a component of other assets and carried at fair value based on estimates using third party determined market prices.
      Hanover uses forward sales contracts to provide protection against adverse changes in the market value of its Agency mortgage-backed securities. Hanover also uses interest rate caps to provide protection against increases in floating interest rates on financing liabilities, primarily repurchase agreements, and to some extent CMOs.
      As of September 30, 2005, the fair value of Hanover’s interest rate caps was approximately $66,000 and the fair value of forward sales contracts was approximately $707,000.
Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Three Months		Nine Months
	Ended		Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Mark-to-market and settlements on forward contracts	$972	$(2,743)	$(306)	$(2,921)
Mark-to-market on interest rate caps	24	(118)	(34)	(289)

Net gain (loss) on freestanding derivatives	$996	$(2,861)	$(340)	$(3,210)

9.	Liability to Subsidiary Trust Issuing Preferred Securities
      In March 2005, Hanover Statutory Trust I (the “Trust”) sold, in a private placement, trust preferred securities for an aggregate amount of $20 million. Hanover owns all of the common stock of the Trust. The Trust used the proceeds to purchase Hanover junior subordinated notes due March 2035, which represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.51% per annum during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 4.25% per annum.
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
      Hanover may redeem the notes, in whole or in part, for cash, at par, after March 15, 2010. To the extent Hanover redeems the notes, the Trust is required to redeem a corresponding amount of trust preferred securities.
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
Summary

Trust Preferred Securities outstanding at September 30, 2005	$20 million
Interest rate as of September 30, 2005	8.51%
Redemption period, at Hanover’s option	After March 15, 2010
Maturity date	March 15, 2035

10.	Stockholders’ Equity and Related Parties Transactions
      In accordance with SFAS 123, the Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by APB 25 and related interpretations, and provides the disclosure-only approach allowed under the provisions of SFAS 123. If the Company had determined compensation expense for its stock-based compensation plan based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s net income would have been reduced by approximately $1,000 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively.
      In May and August of 2005, the Company issued a total of 22,000 shares of common stock to certain of its employees. The shares were issued pursuant to the Company’s 1997 Executive and Non-Employee Director Stock Option Plan. The shares vest ratably over a five-year period. The Company has accounted for this share issuance under APB 25 and has recorded deferred compensation using the closing market price of the stock on the date of grant. The deferred compensation is being amortized to compensation expense ratably over the five-year vesting period.
      In May 2005, the Company issued options for the purchase of 2,000 shares of the Company’s common stock to one of the Company’s independent directors in connection with the director’s re-election to the Board of Directors. The options were issued pursuant to the Company’s 1997 Executive and Non-Employee Director Stock Option Plan. The options were issued with an exercise price equal to the closing market price on the date of grant and expire ten years from the date of grant. In accordance with APB 25, the Company did not record deferred compensation or compensation expense, as there is no intrinsic value associated with these options.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      As of December 31, 2004, Hanover had approximately $583,000 of loans receivable outstanding, in the aggregate, from four of its executive officers (the “Principals”) pursuant to a 1997 contribution agreement, as amended. The notes were to mature in September 2007. The loans to the Principals, recorded as a deduction from stockholders’ equity of as of December 31, 2004, were secured solely by an aggregate of 38,889 shares of Hanover’s common stock, owned by the Principals, and were otherwise non-recourse to the Principals.
      As of June 30, 2005, the conditions of the 1997 contribution agreement, as amended, were fulfilled. As a result, the remaining obligations of the Principals of $583,000 of outstanding loans to the Company were forgiven and recognized as compensation expense in the nine months ended September 30, 2005. In addition, a total of 72,222 shares of the Company’s common stock were earned and subsequently issued to them. The shares were valued at the closing price of June 30, 2005, and the amount of approximately $761,000 has been recognized as compensation expense in the nine months ended September 30, 2005. As of September 30, 2005, there are no remaining obligations under the 1997 contribution agreement.

11.	Income Taxes
      Taxable income for the nine months ended September 30, 2005 is approximately $5.9 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the nine months ended September 30, 2005 (dollars in thousands):

Net Income — nine months ended September 30, 2005	$1,336
Add (deduct) differences:
Loss on mark to market of mortgage assets	1,663
Sale of mortgage securities	(205)
Loss on freestanding derivatives	340
Loan loss provision — net	16
Losses in subsidiaries not consolidated for tax purposes — net	1,632
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,176
Stock options exercised	(96)
Other	9

Estimated taxable income — nine months ended September 30, 2005	$5,871

12.	Acquisitions and Minority Interests
      In June 2005, through a series of transactions and a payment of $45,000, the Company’s interest in HDMF-I LLC and subsidiaries (“HMDF”) increased. As of September 30, 2005, the Company owned approximately 80% of HDMF. Management of the Company believes HDMF is a compatible business

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
operation. The consolidated financial statements include the results of HDMF from the date of acquisition. The results of operations of HDMF are included with Hanover for segment reporting.
      In June 2005, the Company, through HT, acquired the remaining 75% ownership of Pedestal Capital Markets, Inc. (Pedestal) for $13,000. The acquisition provides the Company with an Alternative Trading System (a software application) that will be integrated into the Company’s portfolio and trading operations. The consolidated financial statements include the results of Pedestal from the date of acquisition. The results of operations of Pedestal are included with HT for segment reporting.
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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table sets forth the pro forma results of operations of the Company for the nine months ended September 30, 2005 and 2004. The pro forma financial information assumes the HDMF and Pedestal acquisitions had occurred at the beginning of each of the interim periods presented. The pro forma information contains the combined operating results of HDMF and Pedestal since the acquisitions and the results prior to the acquisition date adjusted to include the pro forma impact of the elimination of the management and administrative fees charged by the Company to HDMF. The pro forma amounts are not representative of results that would have occurred had the acquisitions occurred at the beginning of each of the periods presented or that may occur in the future.
Pro Forma Financial Information
(Dollars in thousands)

	Nine Months
	Ended
	September 30,

	2005	2004

Total revenues	$22,958	$23,985

Net income	$1,226	$5,366

Basic Earnings Per Share	$0.15	$0.65

Diluted Earnings Per Share	$0.15	$0.64

13.	Supplemental Disclosures for Statements of Cash Flows (dollars in thousands, except share data)

	Nine Months
	Ended
	September 30,

	2005	2004

Supplemental disclosures of cash flow information
Cash paid during the period for
Income taxes	$18	$300

Interest	$5,728	$2,751

Supplemental schedule of non-cash activities
Transfer of mortgage loans to Real Estate Owned	$3,820	$—

2,357 shares of common stock issued to Principal under Bonus Incentive Compensation Plan	$25	$—

35,419 shares of common stock paid for acquisition	$—	$494

5,393 shares of common stock issued to Principal under Bonus Incentive Compensation Plan	$—	$81

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Segment Reporting
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
      The principal business of Hanover is earning interest and income on leveraged investments in subordinated mortgage-backed securities and mortgage loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of consulting, loan sale advisory services, loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from loan sale advisory services, traditional loan brokerage services, technology solutions, and valuation services. HT also brokers loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. Hanover’s businesses are all conducted within the United States.

	Three Months Ended September 30, 2005 (Dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$4,246	$4	$—	$(197)	$4,053
Interest expense	2,227	33	164	(197)	2,227

Net interest income	2,019	(29)	(164)	—	1,826
Loan loss provision	3	—	—	—	3

Net interest income after loan loss provision	2,016	(29)	(164)	—	1,823
Gain on sale of mortgage assets	121	—	—	—	121
Loss on mark to market of mortgage assets	(1,297)	—	—	—	(1,297)
Gain (loss) on freestanding derivatives	996	—	—	—	996
Due diligence fees	—	3,320	—	—	3,320
Assignment fees	—	358	—	—	358
Technology	—	—	845	—	845
Loan brokering and advisory services	—	—	202	—	202
Reimbursed out-of-pocket expenses	—	715	—	—	715
Other income (loss)	57	3	124	(55)	129

Total revenues	1,893	4,367	1,007	(55)	7,212

Total expenses	1,428	4,212	1,468	(55)	7,053

Operating income (loss)	465	155	(461)	—	159
Equity in income of unconsolidated affiliates	13	—	—	—	13
Minority interest in loss of consolidated affiliate	(26)	—	—	—	(26)

Income before income tax provision (benefit)	504	155	(461)	—	198
Income tax provision (benefit)	—	62	—	—	62

Net income	$504	$93	$(461)	$—	$136

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30, 2004 (Dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$4,039	$3	$—	$(106)	$3,936
Interest expense	1,151	13	94	(106)	1,152

Net interest income	2,888	(10)	(94)	—	2,784
Loan loss provision	9	—	—	—	9

Net interest income after loan loss provision	2,879	(10)	(94)	—	2,775
Gain on sale of mortgage assets	2,424	—	—	—	2,424
Gain on mark to market of mortgage assets	1,446	—	—	—	1,446
Loss on freestanding derivatives	(2,861)	—	—	—	(2,861)
Due diligence fees	—	1,558	—	—	1,558
Assignment fees	—	596	—	—	596
Technology	—	—	974	—	974
Loan brokering and advisory services	—	8	494	(2)	500
Reimbursed out-of-pocket expenses	—	284	—	—	284
Other income (loss)	(2)	7	74	(19)	60

Total revenues	3,886	2,443	1,448	(21)	7,756

Total expenses	1,410	2,573	1,695	(21)	5,657

Operating income	2,476	(130)	(247)	—	2,099
Equity in income of unconsolidated affiliates	46	—	—	—	46

Income before income tax provision (benefit)	2,522	(130)	(247)	—	2,145
Income tax provision (benefit)	—	(78)	(4)	—	(82)

Net income	$2,522	$(52)	$(243)	$—	$2,227

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2005 (Dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$12,207	$10	$—	$(500)	$11,717
Interest expense	5,785	57	443	(500)	5,785

Net interest income	6,422	(47)	(443)	—	5,932
Loan loss provision	24	—	—	—	24

Net interest income after loan loss provision	6,398	(47)	(443)	—	5,908
Gain on sale of mortgage assets	4,287	—	—	—	4,287
Loss on mark to market of mortgage assets	(1,663)	—	—	—	(1,663)
Loss on freestanding derivatives	(340)	—	—	—	(340)
Due diligence fees	—	8,039	—	—	8,039
Assignment fees	—	1,335	—	—	1,335
Technology	—	—	2,360	—	2,360
Loan brokering and advisory services	—	4	1,048	(2)	1,050
Reimbursed out-of-pocket expenses	—	1,743	5	—	1,748
Other income (loss)	71	199	283	(233)	320

Total revenues	8,753	11,273	3,253	(235)	23,044

Total expenses	5,639	10,948	5,073	(235)	21,425

Operating income (loss)	3,114	325	(1,820)	—	1,619
Equity in loss of unconsolidated affiliates	(187)	—	—	—	(187)
Minority interest in loss of consolidated affiliate	(40)	—	—	—	(40)

Income before income tax provision (benefit)	2,967	325	(1,820)	—	1,472
Income tax provision (benefit)	—	136	—		136

Net income	$2,967	$189	$(1,820)	$—	$1,336

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2004 (Dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$10,434	$6	$—	$(277)	$10,163
Interest expense	2,808	47	230	(277)	2,808

Net interest income	7,626	(41)	(230)	—	7,355
Loan loss provision	29	—	—	—	29

Net interest income after loan loss provision	7,597	(41)	(230)	—	7,326
Gain on sale of mortgage assets	7,996	—	—	—	7,996
Gain on mark to market of mortgage assets	163	—	—	—	163
Loss on freestanding derivatives	(3,210)	—	—	—	(3,210)
Due diligence fees	—	4,667	—	—	4,667
Assignment fees	—	1,891	—	—	1,891
Technology	—	—	1,599	—	1,599
Loan brokering and advisory services	—	8	1,892	(6)	1,894
Reimbursed out-of-pocket expenses	—	1,037	—	—	1,037
Other income (loss)	43	21	237	(53)	248

Total revenues	12,589	7,583	3,498	(59)	23,611

Total expenses	5,503	7,886	5,033	(59)	18,363

Operating income	7,086	(303)	(1,535)	—	5,248
Equity in income of unconsolidated affiliates	5	—	—	—	5

Income before income tax provision (benefit)	7,091	(303)	(1,535)	—	5,253
Income tax provision (benefit)	—	(128)	(4)	—	(132)

Net income	$7,091	$(175)	$(1,531)	$—	$5,385

15.	Commitments and Contingencies
      The Company performed an evaluation of its portfolio holdings for the effects of hurricanes Katrina and Rita. The evaluation included, among other things, a property-by-property review, for possible impairment, of the collateral of its mortgage loans and the properties collateralizing its mortgage-backed securities. The property-by-property review included physical inspections of many of the potentially affected properties. Although a few properties were found to have damage, the extent of any impairment is inconclusive and will be conditioned on the estimated cost of repairs less insurance and other monetary recoveries. At September 30, 2005, the carrying amount in the portfolio considered at risk for impairment due to the hurricanes is approximately $500,000. As more information becomes available, the extent of impairments, if any, will be realized and reflected in Hanover’s earnings.
      On August 3, 2005, the Company entered into two new lease agreements for a new corporate headquarters facility in Edison, NJ, and moved into the new space in October 2005. The new leases coincide with the expiration of its previous headquarters and HT lease and will modify the previous lease of HCP and provide for new office space for HCP. These new lease agreements allowed the Company to relocate both offices into one centralized location with a total space of approximately 26,000 square feet. Both lease agreements have a term of five years, each with one five-year renewal option. Total rent and

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
other charges due under the lease agreements during the initial lease term are approximately $2.5 million. Periodic payments under the new leases approximate the payments under the Company’s previous lease arrangements.

16.	Subsequent Events
      The Board of Directors declared a third quarter dividend of $0.25 per share on November 8, 2005 to be paid on December 5, 2005 to stockholders of record as of November 23, 2005.
      Hanover Statutory Trust II (“HST II”) was created in October 2005 for the exclusive purpose of issuing and selling trust preferred securities. On November 4, 2005, HST II completed a $20,000,000 offering of its trust preferred securities in a private placement and Hanover invested $620,000 to purchase the common securities of HST II. HST II then used the proceeds from the offering and other cash to purchase $20,620,000 of Hanover’s junior subordinated notes due 2035.
      The trust preferred securities mature in 30 years and are redeemable in whole or in part, without penalty, at Hanover’s option after approximately five years. The trust preferred securities require quarterly distributions and bear a fixed interest rate of 9.209% per annum during the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.

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
Overview
      We are a specialty finance company qualified as a real estate investment trust, which we refer to as a “REIT.” Accordingly, we generally distribute substantially all of our earnings to stockholders without paying Federal or state income tax at the corporate level on the distributed earnings. We seek to generate consistent income from our investments and business activities and provide steady dividends to our shareholders by investing primarily in the domestic residential mortgage market. We have three principal business segments that service the domestic residential mortgage market:

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
      For the three months ended September 30, 2005, we reported net income of $0.1 million, or $0.02 diluted earnings per share, as compared to net income of $2.2 million, or $0.27 diluted earnings per share, in the same period in 2004. For the nine months ended September 30, 2005, we reported net income of

$1.3 million, or $0.16 diluted earnings per share, as compared to $5.4 million, or $0.65 diluted earnings per share, in the same period in 2004. Decreases in our net income for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, were largely the result of a decrease in net interest income and a reduction in the gain on sale of mortgage assets. The carrying balance of our investment portfolio decreased to $187.3 million as of September 30, 2005 from $205.7 million as of December 31, 2004, primarily due to a reduction in the Agency MBS.

Investment Portfolio
      Our principal business is to invest in Subordinate MBS and Mortgage Loans. We also maintain a portfolio of whole pool Agency MBS primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940. The table below describes the principal assets of our investment portfolio as of September 30, 2005 (dollars in thousands):

	Principal	Carrying		Net
Portfolio	Balance	Value	Financing	Equity(1)

Mortgage Loans	$35,060	$35,024	$24,813	$10,211
Subordinate MBS	100,838	63,329	39,287	24,042
Agency MBS	89,152	88,952	69,350	19,602

Total	$225,050	$187,305	$133,450	$53,855

(1)	Net equity is the difference between the carrying value of an asset and the amount of financing specific to that asset.
      Our Subordinate MBS portfolio is comprised of non-investment grade securities that represent retained interests that are subordinate to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. These securities are backed by prime quality domestic residential mortgage loans issued and serviced by large mortgage originators. Our Subordinate MBS portfolio is comprised of both adjustable and fixed-rate securities. These securities are financed under agreements where we have sold securities with a commitment to repurchase these securities at a later date, commonly referred to as “Repurchase Agreements”. The amounts of borrowings under our Repurchase Agreements are both committed and uncommitted and re-price either monthly or quarterly based on the respective London Interbank Offered Rate Index, or “LIBOR” index. LIBOR is an average of the interest rates that major international banks charge each other to borrow U.S. dollars in the London money market.
      The investment objective for our Subordinate MBS portfolio is to generate interest income and, when appropriate, gain on sale through credit risk management combined with leverage, which incurs some interest rate risk. Credit risk management is accomplished by pre-purchase and ongoing collateral analysis coupled with a pro-active disposition strategy. As of September 30, 2005, our Subordinate MBS portfolio has financing of $39.3 million and net equity of $24.0 million for a debt to equity ratio of 1.63 to 1.00.
      The primary investment objective for our Mortgage Loan portfolio is to generate interest income through credit risk and interest rate risk management. As of September 30, 2005, our Mortgage Loan portfolio consists primarily of: (a) mortgage loans we acquired via the closing of one of our collateralized mortgage obligations, Hanover Grantor Trust 1999-A (“99-A Mortgage Loans”), (b) mortgage loans that collateralize a debt securitization, Hanover Grantor Trust 1999-B (“99-B Mortgage Loans”), and (c) distressed mortgage loans acquired by HDMF-I LLC, an entity consolidated as of June 2005, that invests in distressed mortgages (“HDMF Loans”).
      The 99-A Mortgage Loans are financed under a one-year committed financing facility that reprices monthly based on the one-month LIBOR index. The 99-B Mortgage Loans are financed via a securitization where we sold senior bonds and retained certain subordinate bonds. As of September 30, 2005, the HDMF Loans are not financed. The Mortgage Loan portfolio is classified as an asset in our Consolidated Balance Sheets and generates interest income and gains or losses on disposition of assets. The financing related to the 99-A Mortgage Loans and the senior bonds we sold in the 1999-B securitization are all classified as liabilities in our Consolidated Balance Sheets and generate interest expense.
      We maintain an Agency MBS portfolio primarily to satisfy exemptive requirements under the Investment Company Act of 1940. Our Agency MBS portfolio is comprised of whole pool fixed-rate Fannie Mae and Freddie Mac guaranteed mortgage-backed securities that we economically hedge via forward sales of like-coupon Agency MBS. We finance most of our Agency MBS portfolio with Repurchase Agreements, which re-price monthly based on the one-month LIBOR index. We would anticipate our Agency MBS portfolio would decline as we manage the investment portfolio structure to qualify for the exemptive provisions of the Investment Company Act of 1940.
      Generally, we invest in Subordinate MBS that are the first to absorb credit losses. Our income will be affected both by the change in fair value of our securities and by credit losses. Both the fair value and the credit losses are affected by delinquency and foreclosure rates in the residential mortgage market and reductions in housing values. In general, delinquency and foreclosure rates are correlated with local area employment rates and loss severities are associated with regional housing price trends.
      The future direction of unemployment, home prices and interest rates is uncertain and is expected to have a material effect on the performance of our investment portfolio. Historically, each of these macroeconomic factors has been cyclical. Unemployment has been relatively low for several years which has led to relatively low delinquencies and defaults on mortgage loans. A decline of economic growth or a return to recession could result in increased delinquencies and defaults. In addition, home prices have increased over the past five years at a rate above the historical long-term trend. Declining home prices could lead to increased loss severity on defaulted mortgage loans. In addition, short-term interest rates have been increasing since the middle of 2004 and this has increased our cost of funds and reduced the net interest income on our portfolio.
      We attempt to mitigate our exposure to adverse macroeconomic trends by our active credit risk management and our strategy of targeting (a) high credit score borrowers, who are less likely to default in an economic downturn, and (b) loans with low loan-to-value ratios, which are less likely to suffer losses due to declining home prices. We manage our interest rate risk via the purchase of a mixture of fixed and adjustable-rate mortgage-backed securities and interest rate caps.

Consulting and Outsourcing Services (COS)
      Through our COS operations we provide services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. Our services include: conduit support services including loan due diligence (credit and compliance) on a full range of mortgage products; quality control reviews of newly originated mortgage loans; operational reviews of loan origination and servicing operations; mortgage assignment services; loan collateral reviews; loan document rectification; and temporary staffing services. Our COS revenue is driven by our ability to generate opportunities from new clients and by continuing to provide existing clients with needed services. Our business objective is to work closely with a specifically targeted group of clients so that we may tailor our services to meet their specific outsourcing and consulting needs. To that end, we have created a fulfillment center in our New Jersey office in order to provide our clients with regularly scheduled pre-and post-closing loan services. Those clients that have utilized our fulfillment center have provided us with longer-term revenue streams. The market for COS services is affected by industry trends such as the volume of loan originations and the pace of consolidation in the mortgage industry.

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
Dividend Policy
      Hanover operates as a REIT and is required to pay dividends equal to at least 90% of its REIT taxable income. The current policy of our Board of Directors is to annually pay four quarterly dividends based on management’s estimate of Hanover’s GAAP income and REIT taxable income in order to pay the greater of GAAP income or 90% of REIT taxable income. Its leveraged investment portfolio of Subordinate MBS and CMOs primarily generates Hanover’s REIT taxable income. Hanover’s per share dividend rate is determined in the first quarter of each taxable year and, in general, would be the amount expected to be paid for each of the four quarters of the taxable year. To the extent that our GAAP income exceeds this rate, a special dividend would be considered after the close of the taxable year. In all cases, the required 90% of REIT taxable income would be paid under our current policy.
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
      Mortgage Loans — Our mortgage loans are designated as either held for sale, other than held for sale or as collateral for CMOs.

•	Mortgage loans designated as held for sale are carried at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Purchase discounts are not amortized for mortgage loans classified as held for sale.

•	Mortgage loans designated as other than held for sale and as collateral for CMOs are carried at amortized cost, net of allowance for loan losses. Premiums, discounts and certain deferred costs associated with the purchase of mortgage loans classified as other than held for sale are amortized into interest income over the lives of the mortgage loans using the effective yield method adjusted for the effects of estimated prepayments.
      Mortgage Securities — Our mortgage securities are designated as available for sale, trading, or held to maturity.

•	Mortgage securities designated as available for sale are carried at estimated fair value on the balance sheet with unrealized gains and losses reported as a component of other comprehensive income.

•	Mortgage securities designated as trading are carried at estimated fair value. Gains and losses resulting from changes in fair value are included in operating income.

•	Mortgage securities classified as held to maturity are carried at amortized cost with the amortization of premiums or accretions of discounts included as a component of interest income in the income statement. If a decline in value is deemed other-than-temporary, the carrying value is reduced and the amount is recorded as an unrealized loss in the income statement.
      Hanover’s mortgage assets are not generally traded on a national securities exchange or national automated quotation system and as a result market prices may not be readily available to ascertain fair values. To overcome this void, Hanover uses complex cash flow modeling in determining estimated fair value. Considerable judgment is required when interpreting available data to develop estimated fair values, particularly in the determination of credit quality and market liquidity. Independent third parties on at least a quarterly basis confirm several of the assumptions used by management. In determining fair value, future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields, delinquency of the underlying loans and estimated probable losses based on historical experience and estimates of expected future performance. Assumptions are reviewed in light of market expectations and may be adjusted based on management’s experience. To the extent that management’s assumptions do not reflect market expectations, the value of the portfolio may be adversely impacted.
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

Results of Operations
      The following table presents our unaudited consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net interest income	$1,826	$2,784	$5,932	$7,355
Loan loss provision	(3)	(9)	(24)	(29)
Gain on sale of mortgage assets	121	2,424	4,287	7,996
(Loss) gain on mark to market of mortgage assets	(1,297)	1,446	(1,663)	163
Gain (loss) on freestanding derivatives	996	(2,861)	(340)	(3,210)
Due diligence fees	3,320	1,558	8,039	4,667
Assignment fees	358	596	1,335	1,891
Technology	845	974	2,360	1,599
Loan brokering and advisory services	202	500	1,050	1,894
Reimbursed out-of-pocket expenses	715	284	1,748	1,037
Other income	129	60	320	248

Total revenues	7,212	7,756	23,044	23,611
Total expenses	7,053	5,657	21,425	18,363

Operating income	159	2,099	1,619	5,248
Equity in income (loss) of unconsolidated affiliates	13	46	(187)	5
Minority interest in loss of consolidated affiliate	(26)	—	(40)	—

Income before income tax provision (benefit)	198	2,145	1,472	5,253
Income tax provision (benefit)	62	(82)	136	(132)

Net income	$136	$2,227	$1,336	$5,385

Basic earnings per share	$0.02	$0.27	$0.16	$0.65

Diluted earnings per share	$0.02	$0.27	$0.16	$0.65

Quarterly Highlights
      We recorded net income for the three months ended September 30, 2005 of $0.1 million, or $0.02 per share, based on 8,499,035 diluted weighted-average common shares outstanding, compared to net income of $2.2 million, or $0.27 per share, based on 8,385,416 diluted weighted-average common shares outstanding, for the same period in 2004. We recorded net income for the nine months ended September 30, 2005 of $1.3 million, or $0.16 per share, based on 8,445,578 diluted weighted-average common shares outstanding, compared to net income of $5.4 million, or $0.65 per share, based on 8,323,933 diluted weighted-average common shares outstanding, for the same period in 2004. Net income for the three and nine months ended September 30, 2005 decreased $2.1 million and $4.1 million, respectively, from the same periods in 2004 primarily due to a decrease in net interest income and a decrease in gain on sale of mortgage assets.

      The Board of Directors declared a third quarter dividend of $0.25 per share on November 8, 2005 to be paid on December 5, 2005 to stockholders of record as of November 23, 2005.

Net Interest Income and Total Gains (Losses) For Interest Earning Assets

Investment Portfolio

Net Interest Income
      The following table provides details of net interest income for interest earning assets for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Mortgage Loans
Held for Sale	$101	$2	$95	$19
Collateral for CMOs	57	188	246	669
Subordinate MBS	1,501	1,670	4,389	4,829
Agency MBS	370	890	1,673	1,662
Other	(203)	34	(471)	176

Net interest income	$1,826	$2,784	$5,932	$7,355

      The investment portfolio’s net interest income decreased to $1.8 million for the three months ended September 30, 2005 from $2.8 million for the three months ended September 30, 2004. Of the $1.0 million decrease, approximately $0.5 million is due to increased financing expenses for the Agency MBS portfolio. However, because the Agency MBS portfolio is hedged with forward agency MBS sales, the decline in net interest income is almost fully offset by the gains or losses on forward sales and mark-to-market gains or losses on the Agency MBS (please refer to the “Agency MBS” section on the following pages for a more detailed discussion). Also contributing to the decrease in net interest income was (a) a $0.2 million reduction in other net interest income largely due to un-invested proceeds from the March 2005 trust preferred stock issue allowing interest cost related to the preferred stock issue to be higher than interest income earned on the proceeds and (b) a $0.2 million decrease in Subordinate MBS net interest income, which was the result of an increase in financing costs and a decline in the net effective yield of earning assets.
      The investment portfolio’s net interest income decreased to $5.9 million for the nine months ended September 30, 2005 from $7.4 million for the nine months ended September 30, 2004. Of the $1.5 million decrease, approximately $0.6 million is due to a decrease in other net interest income that is primarily due to un-invested proceeds from the March 2005 trust preferred stock issue. Also contributing to the decrease in net interest income was (a) a $0.4 million decline in Subordinate MBS net interest income due to increased financing expenses and a decline in the net effective yield of earning assets for the portfolio and (b) a $0.3 million decrease in Mortgage Loan net interest income that was primarily due to declining principal balances as a result of scheduled and unscheduled principal payments, which reduced the underlying mortgage loan balances.

Total Gains (Losses)
      The following table provides details of gains (losses) for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Gain on sale of mortgage assets	$121	$2,424	$4,287	$7,996
(Loss) gain on mark to market of mortgage assets	(1,297)	1,446	(1,663)	163
Gain (loss) on freestanding derivatives	996	(2,861)	(340)	(3,210)

Total gains	$(180)	$1,009	$2,284	$4,949

      Gain on sale of mortgage assets decreased $2.3 million for the three months ended September 30, 2005 as compared to the same period in 2004. This decrease is attributable to a decline in the gains on bonds sold from the Subordinate MBS portfolio. For the three months ended September 30, 2005, twenty-two Subordinate MBS bonds with an aggregate principal balance of $29.8 million were sold with an average cost basis of approximately 70.73% and an average sales price of approximately 71.13%. By comparison, for the three months ended September 30, 2004, thirty-eight Subordinate MBS bonds with an aggregate principal balance of $31.6 million were sold with an average cost basis of approximately 57.89% and an average sales price of approximately 65.41%. The increase in the average cost basis and sales price for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily due to selling bonds with higher credit ratings. The decline in the difference between the average cost basis and sales price for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily due to an increase in interest rates during the period between the purchase and sale dates of the individual Subordinate MBS bonds.
      Included in the twenty-two Subordinate MBS bonds sold during the three month period ended September 30, 2005, were 14 bonds with an aggregate principal balance of $18.4 million whose underlying collateral pools contained mortgage loans in Hurricane Katrina disaster areas as designated by the Federal Emergency Management Agency (“FEMA”). These bonds were sold to reduce our exposure to potential losses arising from uninsured property damage related to the effects of Hurricane Katrina.
      Mark to market of mortgage assets decreased $2.7 million for the three months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of a decline in the carrying value of the Agency MBS portfolio, which was partially offset by gains from the disposition of assets of HDMF loans. See “Agency MBS” below for additional discussion.
      Gain on freestanding derivatives (which primarily relates to the economic hedge on the Agency MBS portfolio) increased $3.9 million for the three months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of decreased expenses associated with economically hedging the Agency MBS portfolio.
      Gain on sale of mortgage assets decreased $3.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease is attributable to a decline in the gains on bonds sold from the Subordinate MBS portfolio. For the nine months ended September 30, 2005, ninety-eight Subordinate MBS bonds with an aggregate principal balance of $87.5 million were sold with an average cost basis of approximately 64.76% and an average sales price of approximately 69.48%. By comparison, for the nine months ended September 30, 2004, ninety-two Subordinate MBS bonds with an aggregate principal balance of $76.5 million were sold with an average cost basis of approximately 50.62% and an average sales price of approximately 60.42%. The increase in the average cost basis and sales price for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily due to selling bonds with higher credit ratings. The decline in the difference between the average cost basis and sales price for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily due to an increase in interest rates during the period between the purchase and sale dates of the individual Subordinate MBS bonds.
      Mark to market of mortgage assets decreased $1.8 million for the nine months ended September 30, 2005 as compared to the same period in 2004 as a result of primarily a decline in the carrying value of the Agency MBS portfolio and, to a lesser extent, a reduction in impairment expense of the Subordinate MBS portfolio.
      Loss on freestanding derivatives (which primarily relates to the economic hedge on the Agency MBS portfolio) decreased $2.9 million for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of decreased expenses associated with economically hedging the Agency MBS portfolio. See “Agency MBS” below for additional discussion.

Mortgage Loans
      The following table provides details of the net interest income generated on the Mortgage Loan portfolio for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income	$558	$727	$1,673	$2,413
Interest expense — CMO borrowings	207	526	1,104	1,694
Interest expense — Repurchase Agreements	193	11	228	31

Net interest income	$158	$190	$341	$688

      Interest income decreased to $0.6 million for the three months ended September 30, 2005 from $0.7 million for the same period in 2004. This decrease in interest income is primarily due to declining principal balances of our Mortgage Loan portfolio as a result of scheduled and unscheduled principal payments, which reduced the underlying mortgage loan balances.
      Interest expense — CMO borrowings decreased to $0.2 million for the three months ended September 30, 2005 from $0.5 million for the same period in 2004. This decrease in interest expense is primarily the result of the closing of the 1999-A securitization in June 2005 which caused a decrease in the principal balances of our CMO borrowings. Also contributing to the decrease in interest expense are declining principal balances of the 1999-B CMO liability, as a result of scheduled and unscheduled principal payments of the underlying mortgage loan balances.
      Interest expense — Repurchase Agreements increased to $0.2 million for the three and nine months ended September 30, 2005 from $0.0 million for the same periods in 2004. This increase in interest expense — Repurchase Agreements is primarily the result of the closing of the 1999-A securitization in June 2005 and subsequent increase in the principal balances of our repurchase agreements to finance the underlying mortgage loans. Also contributing to the rise in interest expense — Repurchase Agreements is the financing for HDMF Loans, which were not consolidated during the three and nine months ended September 30, 2004. The financing of HDMF loans was terminated in September 2005.
      Interest income decreased to $1.7 million for the nine months ended September 30, 2005 from $2.4 million for the same period in 2004. This decrease in interest income is primarily due to declining principal balances of our Mortgage Loan portfolio as a result of scheduled and unscheduled principal payments, which reduced the underlying mortgage loan balances.

      Interest expense — CMO borrowings decreased to $1.1 million for the nine months ended September 30, 2005 from $1.7 million for the same period in 2004. This decrease in interest expense is primarily the result of the closing of the 1999-A securitization in June 2005, which caused a decrease in the principal balances of our CMO borrowings. Also contributing to the decrease in interest expense are declining principal balances of the 1999-B CMO liability, as a result of scheduled and unscheduled principal payments of the underlying mortgage loan balances.

Subordinate MBS
      The following table provides details of the net interest income generated on the Subordinate MBS portfolio for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income	$2,088	$1,922	$5,817	$5,308
Interest expense — Repurchase Agreements	587	252	1,428	479

Net interest income	$1,501	$1,670	$4,389	$4,829

      The Subordinate MBS portfolio’s net interest income decreased to $1.5 million for the three months ended September 30, 2005 from $1.7 million for the same period in 2004. This decrease in income was primarily attributable to an increase in the cost of financing and the decrease in the net effective yield of interest earning assets.
      The Subordinate MBS portfolio’s net interest income decreased to $4.4 million for the nine months ended September 30, 2005 from $4.8 million for the same period in 2004. This decrease in income was primarily attributable to an increase in the cost of financing and the decrease in the net effective yield of interest earning assets.

Agency MBS
      The following table provides details of the net interest income generated on the Agency MBS portfolio for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income	$1,185	$1,254	$3,776	$2,264
Interest expense — Repurchase Agreements	815	364	2,103	602

Net interest income	$370	$890	$1,673	$1,662

      The Agency MBS portfolio’s net interest income decreased to $0.4 million for the three months ended September 30, 2005 from $0.9 million for the same period in 2004. The decrease is primarily due to increased financing costs. The Agency MBS portfolio’s net interest income was essentially unchanged for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We attempt to fully and economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS.

      Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially economically offset by gains or losses from forward sales of like-coupon Agency MBS.
      The table below reflects the net economic impact of our Agency MBS portfolio for the three and nine months ended September 30, 2005 (dollars in thousands):

	September 30, 2005

	Three	Nine
	Months	Months
	Ended	Ended

Net interest income	$370	$1,673
Loss on mark to market of mortgage assets	(1,374)	(1,555)
Other — forward sales	972	(306)

Total	$(32)	$(188)

      We believe that the net economic impact of our Agency MBS portfolio provides useful information to investors because it provides information not readily apparent from our Consolidated Statements of Income.

COS Revenues
      For the three and nine months ended September 30, 2005, due diligence fees increased and assignment fees decreased from the same periods in 2004. Due diligence fees increased to $3.3 million and $8.0 million, respectively, for the three and nine months ended September 30, 2005 from $1.6 million and $4.7 million, respectively, for the same periods in 2004, and assignment fees decreased to $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2005 from $0.6 million and $1.9 million, respectively, for the same periods in 2004.
      The increase in due diligence fees for the three and nine months ended September 30, 2005 is attributed mainly to increased revenues from our conduit support services, which includes loan due diligence and quality control. The decrease in assignment fees for the three and nine months ended September 30, 2005 is mainly attributable to several large projects in 2004 which were not replicated in 2005.

Technology
      For the three months ended September 30, 2005, revenues generated by technology services were $0.8 million as compared to $1.0 million for the same period in 2004. The decrease in technology services for the three months ended September 30, 2005 is attributed mainly to reduced deployment of our software to new clients.
      For the nine months ended September 30, 2005, revenues generated by technology services were $2.4 million as compared to $1.6 million for the same period in 2004. The increase in technology services for the nine months ended September 30, 2005 is attributed mainly to professional services and license revenue generated from a deployment of software to a new client in the second quarter and recurring monthly subscription revenue from software deployed at the end of 2004.

Loan Brokering and Advisory Services
      For the three and nine months ended September 30, 2005, revenues generated from loan brokering and advisory services were $0.2 million and $1.1 million, respectively, as compared to $0.5 million and $1.9 million, respectively, for the same periods in 2004. The decrease in loan brokering and advisory services for the three and nine months ended September 30, 2005 is attributed mainly to a combination of the reduction in the number of whole loan transactions and loan sale marketing efforts that did not result in closed transactions.

Operating Expenses
      The following table sets forth the increase (decrease) in operating expenses for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)

Personnel	$1,875	$2,208	$(333)	$7,691	$8,222	$(531)
Subcontractors	2,000	976	1,024	4,677	3,153	1,524
Legal and professional	675	749	(74)	2,237	2,156	81
General and administrative	423	348	75	1,250	1,182	68
Depreciation and amortization	326	250	76	932	689	243
Occupancy	151	135	16	422	379	43
Technology	398	404	(6)	1,208	642	566
Travel and entertainment	109	67	42	305	318	(13)
Out-of-pocket expenses reimbursed	715	284	431	1,748	1,037	711
Other	381	236	145	955	585	370

Total expenses	$7,053	$5,657	$1,396	$21,425	$18,363	$3,062

      Operating expenses for the three and nine months ended September 30, 2005 of $7.1 million and $21.4 million, respectively, were higher than the $5.7 million and $18.4 million, respectively, for the same periods in 2004. The major changes within operating expenses were in subcontractors, out-of-pocket expenses reimbursed and technology.
      The increase in subcontractors expense to $2.0 million and $4.7 million, respectively, for the three and nine months ended September 30, 2005 compared to $1.0 million and $3.2 million, respectively, for the same periods in 2004 was primarily due to the increase in conduit support services provided.
      The increase in out-of-pocket expenses reimbursed to $0.7 million and $1.7 million, respectively, for the three and nine months ended September 30, 2005 compared to $0.3 million and $1.0 million, respectively, for the same periods in 2004 was primarily due to the increase in conduit support services provided.
      The increase in technology expense to $1.2 million for the nine months ended September 30, 2005 compared to $0.6 million for the same period in 2004 was primarily due to third-party fees associated with the deployment of our software, third-party hosting fees and third-party license fees.

Credit Performance
      Hanover’s primary risk in its investment portfolio is credit risk on the loans that underlie the Subordinate MBS portfolio. These loans are all prime residential loans. As of September 30, 2005, the total portfolio of loans underlying the Subordinate MBS portfolio consisted of 36,374 loans with a total principal balance of $18.3 billion. Total losses for the quarter ended September 30, 2005 on our portfolio were negligible.
      During the three month period ended September 30, 2005, the effects of Hurricanes Katrina and Rita resulted in the designation of certain counties in Alabama, Florida, Louisiana, Mississippi and Texas as disaster areas by FEMA. As a result, Hanover’s Subordinate MBS portfolio may experience losses related to uninsured property damage or delayed borrower mortgage loan payments. In response, we have evaluated our Subordinate MBS portfolio on a loan-by-loan basis to determine, to the extent possible, our risk of hurricane related losses. Our evaluation has included physical property inspections, determination of homeowner’s and flood insurance status and contact with mortgage servicers and trustees. Additionally, during the three-month period ended September 30, 2005, we sold 14 bonds with an aggregate principal balance of $18.4 million whose underlying collateral pools contained mortgage loans in Hurricane Katrina disaster areas. The carrying amount in the portfolio currently considered at risk for impairment due to the hurricanes is approximately $500,000.
Liquidity and Capital Resources
      We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, repurchase agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of September 30, 2005, we had an aggregate of $120 million of committed repurchase lines of credit from two lenders of which $17.3 million was utilized. In addition, as of September 30, 2005, we had $104 million of uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure that we will be successful in obtaining such additional financing on favorable terms, if at all.
      We have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt and dividend payments. Our repayment of CMO debt amounted to $23.1 million for the nine months ended September 30, 2005 as compared to $13.6 million for the same period in 2004. The repayment of the CMO debt was primarily funded by the sale of the CMO collateral to Hanover. Our principal payments received on our CMO collateral were $5.8 million for the nine months ended September 30, 2005 as compared to $14.0 million for the same period in 2004. Our dividend payments are generally covered by our net taxable income.
      Our cash and cash equivalents were $19.7 million and $20.6 million as of September 30, 2005 and December 31, 2004, respectively.
      In March 2005, we raised $20,000,000 through the issuance and sale, in a private placement, by Hanover Statutory Trust I of trust preferred securities. The trust preferred securities, and the junior subordinated notes of Hanover purchased by the trust in connection with the transaction, mature in 30 years and are redeemable in whole or in part, without penalty, at our option after five years. Both the trust preferred securities and the junior subordinated notes require quarterly distributions and bear a fixed interest rate of 8.51% per annum for the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.
      In October 2005, we created Hanover Statutory Trust II (“HST II”) for the exclusive purpose of issuing and selling additional trust preferred securities. On November 4, 2005, HST II completed a $20,000,000 offering of its trust preferred securities in a private placement and Hanover invested $620,000 to purchase the common securities of HST II. HST II then used the proceeds from the offering and other cash to purchase $20,620,000 of Hanover’s junior subordinated notes due 2035.
      The trust preferred securities of HST II mature in 30 years and are redeemable in whole or in part, without penalty, at Hanover’s option after approximately five years. The securities require quarterly distributions and bear a fixed interest rate of 9.209% per annum during the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.
      In addition to the trust preferred securities transactions, we intend to access the capital markets to raise additional capital. Any new capital raised will be used primarily to invest in our portfolio.
      We primarily invest our available capital in our investment portfolio. We have invested a limited amount of our capital in the development of our software products, but have no future commitments to invest further in this area. As a REIT, we are required to pay dividends equal to 90% of our taxable income and therefore must depend on raising new sources of capital for growth.
Taxable Income
      Our taxable income for the nine months ended September 30, 2005 is estimated at $5.9 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the nine months ended September 30, 2005 (dollars in thousands):

Net Income — nine months ended September 30, 2005	$1,336
Add (deduct) differences:
Loss on mark to market of mortgage assets	1,663
Sale of mortgage assets	(205)
Loss on freestanding derivatives	340
Loan loss provision — net	16
Losses in subsidiaries not consolidated for tax purposes — net	1,632
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,176
Stock options exercised	(96)
Other	9

Estimated taxable income — nine months ended September 30, 2005	$5,871

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure about Market Risk
      We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Qualitative Disclosure about Market Risk
      Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide market risk into: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.

Credit Risk
      We believe the principal risk to our investment strategy is the credit performance of the domestic residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the three and nine months ended September 30, 2005, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
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
      During the three month period ending September 30, 2005, the effects of Hurricanes Katrina and Rita resulted in the designation of certain counties in Alabama, Florida, Louisiana, Mississippi and Texas as disaster areas by FEMA. As a result, Hanover’s Subordinate MBS portfolio may experience losses related to uninsured property damage or delayed borrower mortgage loan payments. In response, we have evaluated our Subordinate MBS portfolio on a loan-by-loan basis to determine, to the extent possible, our risk of hurricane related losses. Our evaluation has included physical property inspections, determination of homeowner’s and flood insurance status and contact with mortgage servicers and trustees. Additionally, during the three month period ended September 30, 2005, we sold 14 bonds with a principal balance of $18.4 million whose underlying collateral pools contained mortgage loans in Hurricane Katrina disaster areas. The carrying amount in the portfolio currently considered at risk for impairment due to the hurricanes is approximately $500,000.

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

Subordinate MBS Portfolio
      We have leveraged credit risk in our Subordinate MBS portfolio through investments in the non-investment grade classes of securities, which are collateralized by high-quality jumbo residential mortgage loans. These classes are the first to be impacted by losses on the underlying mortgage loans as their par values are written down by losses before higher-rated classes. Effectively, we are the guarantor of the higher-rated bonds, to the extent of the carrying value on the Subordinate MBS portfolio. On occasion, we will purchase subordinate bonds without owning the corresponding lower-rated class(es).
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

Mortgage Loan Portfolio
      The primary financing of our Mortgage Loan portfolio is with a one-year committed financing facility and a CMO, 1999-B.
      For the mortgage loans that we acquired via the closing of our 1999-A CMO, financing was obtained under a one-year committed financing facility that we entered into in June 2005.
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

Subordinate MBS Portfolio
      Our Subordinate MBS portfolio is funded with Repurchase Agreements that generally re-price monthly or quarterly at a rate equal to one or three-month LIBOR, respectively, plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly or quarterly basis to one or three-month LIBOR, respectively, there is the potential for variability in our net interest income. To manage this re-pricing risk, as of September 30, 2005, approximately 16.1% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
      In addition, as of September 30, 2005, we owned a $20 million notional amount, 6% LIBOR Cap interest rate agreement that matures November 2008.

Agency MBS Portfolio
      Our Agency MBS portfolio consists of fixed-rate bonds financed under one month Repurchase Agreements that generally re-price monthly. To protect against potential losses due to a rise in interest rates, we have entered into forward commitments to sell a similar amount of to be announced, which we refer to as “TBA”, Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools.

Market Value Risk
      The market values of our investments are determined by a combination of interest rates, credit spreads and asset specific performance attributes, such as delinquencies. In general, increases in interest rates, widening credit spreads and deteriorating credit will cause the value of the assets to decline. Changes in the market value of assets have two specific negative effects: increased financing margin requirements and, depending on an asset’s classification, a charge to income or to accumulated other comprehensive income. Another direct negative effect of changes in market value is that lenders may require additional margin under the terms of our Repurchase Agreements. This risk is managed by our liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements if the value of our assets decline.

Mortgage Loan Portfolio
      For the mortgage loans that we acquired via the closing of our 1999-A CMO, financing was obtained under a one-year committed financing facility subject to margin requirements should the market value of the mortgage loans change. As such, adverse changes in the market value of the mortgage loans may require us to contribute additional capital to the lender.

      Borrowings attributable to the 1999-B CMO are fixed and changes in the market value of the mortgage loans cannot trigger margin requirements.

Subordinate MBS Portfolio
      Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are included in other comprehensive income. Other than temporary impairments would be charged to income. Determination of market value is established by taking the lower of third party market prices or internally generated market prices.

Agency MBS Portfolio
      Our Agency MBS portfolio is classified as trading for which changes in market value are reflected in income. Our Agency MBS portfolio is economically hedged with forward sales of like-coupon Agency MBS and, therefore, changes in the market value of assets will be substantially offset by similar changes in the value of the forward sold securities.

Prepayment Risk
      Prepayments have a direct effect on the amortization of purchase discounts/premiums and the market value of assets. In general, in a mortgage portfolio, as interest rates increase prepayments will decline and as interest rates decrease prepayments will increase. The change in prepayment speed has a direct impact on the value of the mortgage asset. In general, assets owned at a discount will increase in value as prepayment speeds increase and the investor will be repaid sooner. Assets owned at a discount will decline in value as prepayment speeds decrease and the investor will have to wait longer for repayment. Assets owned at a premium will, in general, act in the opposite direction gaining value as prepayment speeds decrease and losing value as prepayment speeds increase.
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
      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      In September 2005, we entered into a lease for new office space in New York City, and in October 2005, our New York City operations moved into the new space. The execution of the new lease coincided with the termination of the existing New York City lease, and the new location has similar size space. The leasehold costs increased approximately $40,000 per year from the prior lease, and the new lease expires in five years.

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
Dated: November 9, 2005

By:	/s/ HAROLD F. MCELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)
Dated: November 9, 2005

EXHIBIT INDEX

Exhibit		Description

2	.1*(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3	.1(8)	Amended Articles of Incorporation of Registrant, as amended
3	.2(1)	Bylaws of Registrant
4	.1(1)	Specimen Common Stock Certificate of Registrant
4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
10	.3*(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.5*(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.6*(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10	.7*(1)	1997 Executive and Non-Employee Director Stock Option Plan
10	.7.1*(3)	1999 Equity Incentive Plan
10	.8*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10	.8.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10	.9*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10	.9.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10	.10*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10	.10.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10	.11*(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10	.11.1*(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10	.11.2*(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10	.11.3*(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10	.11.4*(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10	.11.5*(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10	.12*(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

Exhibit		Description

10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10	.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10	.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade, Inc.
10	.25*(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.1*(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.2*(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.26*(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.27*(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

Exhibit		Description

10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.6(18)	Amendment Number Nine dated as of April 15, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A. 10.33.2(7) Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A
10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C
10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10	.36.5(14)	Indemnity Agreement by and between Registrant and A. Bradley Howe, dated as of July 1, 2004
10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10	.36.7(14)	Indemnity Agreement by and between Registrant and J. Holly Loux, dated as of July 1, 2004
10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

Exhibit		Description

10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10	.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005
10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
10	.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd., as Seller, dated as of June 28, 2005
16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31	.1(19)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(19)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(20)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Filed herewith

(20)	Furnished herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.