Form 10-K
period 2005-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2006-03-16
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-13417
Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Metroplex Drive, Suite 100, Edison, NJ (Address of principal executive offices)	08817 (Zip Code)
(732) 548-0101
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2005, was $88,425,700.
     The registrant had 8,496,162 shares of common stock outstanding as of March 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year, are incorporated by reference into Part III.

________________________________________________________________________________

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48

PART III
Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions	49
Item 14.	Principal Accounting Fees and Services	49

PART IV
Item 15.	Exhibits and Financial Statement Schedules	50
Signatures		51
EX-4.6 AMENDMENT AND RESTATED DECLARATION OF TRUST
EX-4.7 JUNIOR SUBORDINATED INDENTURE
EX-4.8 FORM OF JUNIOR SUBORDINATED DEBT SECURITY
EX-4.9 FORM OF FLOATING RATE TRUPS CETIFICATE
Ex-10.13.6 SEVENTH MODIFICATION TO LEASE AGREEMENT, DATED 12/16/05
Ex-10.31.9 AMEND. NO. 6 TO THE AMEND. & RESTATED MASTER LOAN & SECURITY AGREEMENT
EX-10.36.18 INDEMNITY AGREEMENT
EX-10.38.2 ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT
EX-10.38.3 ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT
EX-21 SUBSIDIARIES
EX-23.1 CONSENT OF GRANT THORNTON LLP
EX-23.2 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF JOHN A. BURCHETT
EX-31.2 SECTION 302 CERTIFICATION OF HAROLD F. MCELRAFT
EX-32.1 SECTION 906 CERTIFICATION OF JOHN A. BURCHETT
EX-32.2 SECTION 906 CERTIFICATION OF HAROLD F. MCELRAFT

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of this Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
PART I

ITEM 1.	BUSINESS
The Company
Hanover Capital Mortgage Holdings, Inc. “Hanover” was incorporated in Maryland on June 10, 1997. Hanover is a specialty finance company organized as a real estate investment trust, or “REIT”, pursuant to the Internal Revenue Code of 1986, as amended “Code”.
Hanover is engaged in three principal lines of business, each reported as a business segment, which are conducted through three primary operating units: Hanover “REIT”, Hanover Capital Partners Ltd. “HCP” and HanoverTrade, Inc. “HT”.
Effective January 1, 2006, both HCP and a subsidiary of Hanover, Hanover Capital Partners 2, Inc. “HCP2” merged with and into HT with HT remaining as the surviving entity. The newly combined entity now bears the official corporate name of Hanover Capital Partners 2, Ltd. “HCP-2”; however, we have, to assist in continuing to monitor our business segments and provide our various service offerings, retained the trade names HanoverTrade, Hanover Capital Partners, and Servicing Source. Hanover Capital Securities, Inc. “HCS” is, as a result of the merger, a subsidiary of the new HCP-2 entity.
When the term “the Company” is used, the term refers to Hanover together with its consolidated subsidiaries, including HCP and HT.
As of December 31, 2005, Hanover had two non-consolidated special purpose entities formed in 2005, Hanover Statutory Trust I and Hanover Statutory Trust II, created for the exclusive purpose of issuing and selling, to third parties, Trust Preferred Securities that are secured with Hanover’s junior subordinated notes.
The Company’s principal executive offices are located at 200 Metroplex Drive, Suite 100, Edison, New Jersey 08817. The Company also maintains an office at 55 Broadway, Suite 3002, New York, NY 10006.

Business Segments

Company
The Company’s business is conducted through three lines of business that are each reported as business segments. They are: the REIT, operated through Hanover; consulting and outsourcing services marketed to the mortgage industry, operated by HCP; and loan sale advisory services and technology solutions for the mortgage industry, operated by HT.
The results of operations of HCP and HT each include, respectively, the results of HCS, and Pedestal Securities, Inc. “Pedestal”, registered broker-dealers, organized for the purpose of facilitating infrequent sales of registered securities in the conduct of their businesses.
Hanover — The REIT
Hanover’s principal business is to generate net interest income by investing in subordinate mortgage-backed securities, “Subordinate MBS”, collateralized by pools of prime single-family mortgage loans, and purchasing whole single-family mortgage loans for investment, securitization and resale. Hanover also maintains a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, “Agency MBS”, primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940. Hanover attempts to increase the earnings potential in its investments by leveraging its purchases of mortgage securities with borrowings obtained primarily through the use of 30 day revolving Repurchase Agreements which are established by sales with agreements to repurchase. The borrowings under the Repurchase Agreements are generally at 50 to 97 percent of the security’s fair market value, depending on the security, and are adjusted to market value each month as the Repurchase Agreements are re-established. Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under repurchase agreements or through the creation of collateralized mortgage obligations, “CMOs”. Hanover also, on occasion, receives income from real estate investment management services that can include asset management, due diligence, and administrative services.
As part of its REIT operations, Hanover maintains an equity investment in a joint-venture entity, HDMF-I LLC, “HDMF-I”, formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. Hanover also receives a management fee from HDMF-I.
HCP — Consulting and Outsourcing Services
HCP provides services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. The services provided include: loan due diligence (credit and compliance) on a full range of mortgage products, quality control reviews of newly originated mortgage loans, operational reviews of loan origination and servicing operations, mortgage assignment services, loan collateral reviews, loan document rectification, and temporary staffing services.
The delivery of the HCP consulting and outsourcing services usually requires an analysis of a block or pool of loans on a loan-by-loan basis. This requires the use of technology developed and owned by HCP and operated by employees highly specialized and trained by HCP. HCP may also perform certain due diligence services and analysis of mortgage assets acquired by Hanover.
HCP has one customer that has accounted for approximately half of its revenues for the year ended December 31, 2005.
HCP is dependent on Hanover for working capital.
HT — Loan Sale Advisory and Technology Solutions
HT generates income by providing loan sale advisory, “LSA”, services and technology software solutions to the mortgage industry.

The LSA operation earns fees by providing brokerage, asset valuation and consulting services. The brokerage service integrates varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. HT also performs market price valuations for a variety of loan products and offers consulting advice on loan product pricing and business strategies.
The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT markets web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. HT also uses the applications to provide servicing rights valuation services to clients who do not license the software.
HT is dependent on Hanover for working capital.
REIT Operations

General
In order to maximize the interest income from its investments, Hanover invests in mortgage securities or mortgage loans that will procure the highest possible earnings where such mortgage securities or mortgage loans fall within acceptable investment parameters established by Hanover’s investment management team.
The parameters established by Hanover’s investment management team vary by type of investment but emphasize securities collateralized by prime jumbo residential mortgages or mortgage loans that generally fall into this group of residential mortgages.
The potentially higher earning mortgage securities are those series of Subordinate MBS with the higher credit risk, often referred to as the non-investment grade or first loss series or tranches. These securities trade in the marketplace at substantial discounts to par value and, therefore, the earnings potential of these securities is much greater. By way of example, if a $1,000 series security were purchased at a 50% discount to par, or $500, the security’s stated interest rate would apply to the entire $1,000 until losses, if any, erode the principal amount. As a result, these securities provide a much higher effective return because Hanover paid less than par to acquire the security. Hanover believes that it has the experience, knowledge, and technical ability to actively evaluate and monitor the risks associated with these investments and, therefore, can minimize the losses that might otherwise be incurred by a passive or less knowledgeable investor, although there is no assurance Hanover’s investment team will be successful.
Hanover may purchase mortgage loans that are offered for sale in pools of loans. Often these pools of loans contain a mixture of loans that meet Hanover’s investment parameters and some that do not. By using Hanover’s experience, knowledge, and technology to evaluate and stratify these mortgage loans, Hanover is able to identify and put into a separate pool, or pools, the loans that do not meet Hanover’s investment parameters. These loans are sold in the marketplace and the pool of mortgage loans that remain, those that meet the investment parameters, are held for investment purposes.
Depending on market conditions and the quality of mortgage loans available for purchase in the marketplace, Hanover may pool certain investment mortgages, mortgages that have met Hanover’s investment parameters, and cause them to become collateral for a CMO. The CMO is usually divided into several maturity classes, called series or tranches, that have varying degrees of claims on any cash flows or losses on the mortgage loans held as collateral. In such securitizations, Hanover’s intent is to hold or retain for investment purposes the highest risk series or tranches. The highest risk series often are charged with losses before the other series and receive cash flows after the other series with higher priority on cash flows are paid. The investment cost in these higher risk securities are substantially discounted from the par value and, consistent with the previous example, are a potentially higher interest earning security.
Hanover invests in debt securities of Fannie Mae and Freddie Mac (Government Sponsored Enterprises) Agency MBS. Only Agency securities that represent an entire pool of mortgages, not just part of a pool of mortgages, are purchased. These securities are purchased when Hanover’s monitoring model suggests that the total assets represented by qualifying real estate investments may need to be supported by additional purchases. Such assets are sold when Hanover’s other qualifying real estate investments are of sufficient amounts to maintain the exemptive limits. These Agency MBS securities are readily marketable and contain guarantees by the sponsoring agency such that credit risks are minimal.
Investment Management
We believe that our portfolio management processes are influenced by three primary investment risks associated with the types of investments Hanover makes: credit risk (including counterparty risk), interest rate risk and prepayment risk. In order to maximize Hanover’s net interest income, we believe we have developed an effective asset/liability management program to provide a level of protection against the costs of credit, interest rate, and prepayment risks, however, no strategy can completely insulate us from these risks.

Credit Risk Management
We define credit risk as the risk that a borrower or issuer of a mortgage loan may not make the scheduled principal and interest payments required under the loan or a sponsor or servicer of the loan or mortgage security will not perform. We attempt to reduce our exposure to credit risk on our mortgage assets by:

•	establishing investment parameters which concentrate on assets that are collateralized by single-family mortgage loans;

•	reviewing all mortgage assets prior to purchase to ensure that they meet our investment parameters;

•	employing early intervention, aggressive collection and loss mitigation techniques; and

•	obtaining representations and warranties, to the extent possible, from sellers with whom we do business.
We do not set specific geographic diversification requirements, although we do monitor the geographic dispersion of the mortgage assets to make decisions about adding to or reducing specific concentrations. Concentration in any one geographic area will increase our exposure to the economic and natural hazard risks associated with that area.
When we purchase mortgage loans, the credit underwriting process varies depending on the pool characteristics, including loan seasoning or age, loan-to-value ratios, payment histories and counterparty representations and warranties. For a new pool of single-family mortgage loans, a due diligence review is undertaken, including a review of the documentation, appraisal reports and credit underwriting. Where required, an updated property valuation is obtained. The majority of the work is performed by HCP.
We attempt to reduce counterparty risk by periodically evaluating the credit worthiness of sellers, servicers, and sponsors of Subordinate MBS and mortgage loans.

Interest Rate Risk Management
Interest rate risk is the risk of changing interest rates. Rising interest rates may both decrease the market value of the portfolio and increase the cost of Repurchase Agreement financing. Management of these risks varies depending on the asset class. In general, we attempt to minimize the effect of rising interest rates through asset re-allocation, the use of interest rate caps and forward sales of Agency MBS.
Subordinate MBS — Our Subordinate MBS portfolio consists of both fixed-rate and adjustable-rate securities. We manage effects of rising interest rates on our Subordinate MBS portfolio through the purchase of long-term, out-of-the-money, interest rate caps indexed to the one-month London Interbank Offered Rate Index, “LIBOR”. Increases in one-month LIBOR will decrease our net interest spread until one-month LIBOR reaches the cap strike rate. Once one-month LIBOR is at or above the cap rate, the cap will pay us, on a monthly basis, the difference between the current one-month LIBOR rate and the cap strike rate.

A rise in interest rates may also decrease the market value of the Subordinate MBS and thereby cause financing firms to require additional collateral. The unforeseen or under anticipated need to meet additional collateral requirements is known as “margin risk”. We manage margin risk with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets. This risk is also managed in part by the purchase of one-month LIBOR caps. A rise in interest rates will generally result in an appreciation in the value of the one-month LIBOR caps. Although there is an offsetting correlation to the change in the value of the one-month LIBOR caps to the change in the value of the Subordinate MBS as interest rates increase, it is not 100 percent effective. Additionally, because our one-month LIBOR caps are treated as freestanding derivatives, the changes in the value of the one-month LIBOR caps flow through our income statement while changes in the value of the asset are reflected as Other Comprehensive Income, to the extent such Subordinate MBS have been classified as available for sale securities.
Although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133. To receive such treatment requires extensive management and documentation but the costs associated with such processes we believe are justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our use of freestanding derivatives as discussed above. Under SFAS No. 133, Hanover would use qualifying hedges to meet strategic economic objectives, while maintaining adequate liquidity and flexibility, by managing interest rate risk mitigation strategies that should result in a lesser amount of earnings volatility under GAAP as occurs when using freestanding derivatives.
Mortgage Loans — Hanover’s mortgage loan investments consist of both fixed-rate and adjustable-rate mortgage loans. Rising interest rates may both decrease the market value of the mortgage loans and increase the cost of Repurchase Agreement financing.
A rise in interest rates may cause a decrease in the market value of the mortgage loans and thereby may cause financing firms to require additional collateral. We manage the unforeseen or under anticipated need to meet additional collateral requirements with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets.
A pool or pools of mortgage loans may reach a size where hedging our borrowing rates that finance our mortgage loan purchases may be prudent in order to avoid the increased interest expense associated with rising interest rates. In such circumstances, although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under SFAS 133. To receive such treatment requires extensive detail management and documentation but the costs associated with such processes we believe are justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our Subordinate MBS and the use of freestanding derivatives as discussed above.
Agency MBS — Our Agency MBS portfolio consists solely of fixed-rate securities. We enter into forward commitments to sell a similar amount of Agency MBS with the same coupon rates on a to be announced basis, “TBA”. This is an economic hedging strategy and therefore cannot insulate us completely from interest rate risks.
In addition, economic hedging involves transaction and other costs which can increase, sometimes dramatically, as the period covered by the economic hedge increases. As a result, these hedging activities may significantly reduce our net interest income on Agency MBS.

Prepayment Risk Management
Prepayment risk is the risk that homeowners will pay more than their required monthly mortgage payments. As prepayments occur, the amount of principal retained in the security declines faster than what may have been expected, thereby shortening the average life of the security by returning principal prematurely to the holder, potentially at a time when interest rates are low, as prepayment is usually associated with declining interest rates. Prepayments could cause losses if Hanover paid a premium for the security. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.
Capital Allocation Guidelines (CAG)
We have adopted capital allocation guidelines, which we refer to as “CAG”, to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of our Board of Directors. The CAG establishes a liquidity requirement and leverage criteria for each class of investment which is intended to keep our leverage balanced by:

•	matching the amount of leverage to the level of risk (return and liquidity) of each investment; and

•	monitoring the credit and prepayment performance of each investment to adjust the required capital.
Each quarter, we subtract the face amount of the financing used for the securities from the current market value of the mortgage assets to obtain our current equity positions. We then compare this value to the required capital as determined by our CAG. Management is required to maintain the guidelines established in the CAG and adjust the portfolio accordingly.
With approval of the Board of Directors, management may change the CAG criteria for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and our ability to predict or economically hedge the risk of the investments.
As a result of these procedures, the leverage of our balance sheet will change with the performance of our investments. Good credit or prepayment performance may release equity for purchase of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to maintain an appropriate leverage and reduce the risk to our capital base.
Repurchase Agreements — Financing
We finance purchases of mortgage-related assets with equity and short-term borrowings through agreements where we sell the mortgage-related asset with a commitment to repurchase the asset at a later date. Generally, upon repayment of each borrowing, the mortgage asset used to secure the borrowing will immediately be pledged to secure a new Repurchase Agreement.
A Repurchase Agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage-related assets as collateral to secure a short-term loan. Generally, the counterparty to the agreement will lend an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the Repurchase Agreement, we repay the loan and reclaim our collateral or enter into a new Repurchase Agreement. Under Repurchase Agreements, we retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.
To reduce our exposure to the credit risk of Repurchase Agreements, we enter into these arrangements with several different counterparties. We monitor our exposure to the financial condition of the counterparty on a regular basis, including the percentage of our mortgage securities that are the subject of Repurchase Agreements with a single lender.
Our Repurchase Agreement borrowings bear short-term (one year or less) fixed interest rates indexed to LIBOR, plus a margin ranging from 0 to 200 basis points depending on the overall quality of the mortgage-related assets. Generally, the Repurchase Agreements require us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require us to repay a significant portion of the borrowings, pledge additional collateral to the loan, or sell assets to reduce the borrowings. We attempt to minimize the impact of these severities by the use of the CAG discussed above.
Developments in 2005
In mid 2005 Hanover was advised that the Securities and Exchange Commission, “SEC”, may be changing its view regarding qualification for exemption under provisions of the Investment Company Act of 1940 (“1940 Act”).
The change in the SEC view is related to not only whether certain assets constitute qualifying interests in real estate for purposes of the exemption tests, but also how the REITs should measure their assets for purposes of exemption testing. Issues about qualification of assets for test purposes relate to servicing rights and the security holders or lien holders ability to foreclose on properties and whether ownership is 100% of the first loss class of securitizations of mortgage loans. Measurement issues are related to tests being performed on a consolidated or unconsolidated basis.
As a result of this apparent changing view of the SEC, Hanover has had to modify and adjust its operations to ensure continued compliance with exemption from regulation as an investment company under the 1940 Act. Hanover has had to forego the acquisition of certain mortgage assets such as Subordinate MBS until certain servicing rights and clear abilities by Hanover to control foreclosure on loans in pools collateralizing securities owned were clearly set out in the servicing documents.
Hanover has also had to reexamine how the licensed entities that acquire mortgage loans for Hanover are structured and consolidated. This reexamination has caused Hanover to incur additional expenses related to modifying servicing agreements and to hold uninvested, longer than planned, the proceeds from its March and November 2005 Trust Preferred issuance while also holding a larger than planned Agency MBS position.
During 2005 the real estate market was impacted by rising interest rates. As a result, the availability of new mortgage loan securities has diminished making it more difficult to find investment opportunities that meet Hanover’s investment parameters. To date, however, Hanover has been able to meet its investment needs.
At the beginning of 2005, the majority of our Mortgage Loans collateralized two outstanding CMOs, 1999-A and 1999-B, of which Hanover retained certain subordinated certificates. The retained subordinated certificates from 1999-A and 1999-B collateralized a securitization, 2000-A, of which Hanover retained certain of the 2000-A certificates.
In June of 2005, Hanover exercised an available call option to retire the entire 1999-A CMO borrowing. In conjunction with the retirement, Hanover purchased the loans from the CMO Trust at fair market value. These mortgage loans were evaluated with certain ones being pooled and included exclusively in a Fannie Mae securitization in December. The remaining loans were identified for sale. Hanover retained the entire Fannie Mae securitization and intends to hold the securities to maturity.
As a result of the 1999-A retirement, the 2000-A securitization is supported only by the Hanover retained certificates from Hanover’s 1999-B securitization. Hanover owns all of the remaining 2000-A certificates.
The effects of Hurricanes Katrina and Rita in the third quarter of 2005 resulted in the designation of certain counties in Alabama, Florida, Louisiana, Mississippi and Texas as disaster areas by the Federal Emergency Management Agency. As a result, there was concern about possible losses in our Subordinate MBS portfolio related to uninsured property damage or delayed borrower mortgage loan payments. In response, we evaluated our Subordinate MBS portfolio on a loan-by-loan basis to determine, to the extent possible, the risk of hurricane related losses. Our evaluation included physical property inspections, determination of homeowner’s and flood insurance status and contact with mortgage servicers and trustees. Additionally, in the third quarter of 2005 we sold 14 bonds with an aggregate principal balance of $18.4 million whose underlying collateral pools contained mortgage loans in Hurricane Katrina disaster areas. We continue to consider the effects of the hurricanes for portfolio acquisitions and security evaluations.
Regulation
HCS is a broker/dealer registered with the SEC and is a member of the National Association of Securities Dealers, Inc. In June 2005, we acquired the remaining 75% ownership of Pedestal, which is also a broker/dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc.
Competition
We compete with a variety of institutional investors for the acquisition of mortgage-related assets. These investors include other REITs, investment banking firms, savings banks, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in mortgage-related assets and other investment assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. While there is generally a broad supply of liquid mortgage securities for companies like us to purchase, we cannot assure you that we will always be successful in acquiring mortgage-related assets that we deem most suitable for us, because of the number of other investors competing for the purchase of these securities. In our non-investment income operations, we compete with a variety of consulting and technology firms.
Employees
As of December 31, 2005, we had 64 full-time employees. We also utilize the services of subcontractors in HCP. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements.
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

Nature of Assets
On the last day of each calendar quarter, we must satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our assets must consist of real estate mortgage loans, certain interests in real estate mortgage loans, real estate, certain interests in real estate, shares (or transferable certificates of beneficial interest) in another REIT, government securities, cash and cash items (“Qualified REIT Assets”). We expect that substantially all of our assets will continue to be Qualified REIT Assets. Second, not more than 25% of our assets may consist of securities that are not Qualified REIT Assets. Third, except as noted below, investments in securities that are not Qualified REIT Assets are further limited as follows:

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
In 2003, Congress enacted legislation under which, in certain circumstances, we may be able to avoid being disqualified as a REIT as a result of a failure to satisfy one or more of the foregoing asset tests provided that we satisfy certain conditions including, in some cases, the payment of an amount equal to the greater of $50,000 or an amount bearing a certain relationship to the particular violation. Notwithstanding the legislation, pursuant to our compliance guidelines, we intend to monitor closely the purchase and holding of our assets in order to comply with the foregoing asset tests.

Sources of Income
We must meet the following two separate income-based tests each year:
75% income test
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
95% income test
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

Distributions
We must distribute to our shareholders on a pro rata basis each year an amount equal to at least;

(i) 90% of our taxable income before deduction of dividends paid and excluding net capital gains, plus

(ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less

(iii) certain “excess noncash income.”
We intend to make distributions to our shareholders in sufficient amounts to meet this 90% distribution requirement.
If we fail to distribute to our shareholders with respect to each calendar year at least the sum of;

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

Taxation of Hanover’s Shareholders
For any taxable year in which we are treated as a REIT for Federal income tax purposes, amounts distributed by us to our shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for Federal income tax purposes unless properly designated by us as capital gain dividends. Dividends declared during the last quarter of a calendar year and actually paid during January of the immediately following calendar year are generally treated as if received by the shareholders on December 31 of the calendar year during which they were declared. Our dividend distributions will not generally be qualified dividend income eligible for the 15% maximum rate applicable to such income received by individuals during the period 2003 through 2008. Our distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of our net operating losses or capital losses. If we designate one or more dividends, or parts thereof, as a capital gain dividend in a written notice to the shareholders, the shareholders shall treat as long-term capital gain the lesser of (i) the aggregate amount so designated for the taxable year or (ii) our net capital gain for the taxable year. Each shareholder will include in his long-term capital gains for the taxable year such amount of our undistributed as well as distributed net capital gain, if any, for the taxable year as is designated by us in a written notice. We will be subject to a corporate level tax on such undistributed gain and the shareholder will be deemed to have paid as an income tax for the taxable year his distributive share of the tax paid by us on the undistributed gain.
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
In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or “UBTI”, as defined in Section 512 of the Code. If, however, we realize certain excess inclusion income and allocate it to stockholders, a stockholder cannot offset such income by net operating losses and, if the stockholder is a tax-exempt entity, then such income would be fully taxable as UBTI under Section 512 of the Code. If the stockholder is foreign, then it would be subject to Federal income tax withholding on such excess inclusion income without reduction pursuant to any otherwise applicable income tax treaty. Excess inclusion income would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on the mortgage related assets securing those debt obligations. Our borrowing arrangements are generally structured in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various Repurchase Agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities upon default. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion or all of the dividends they may receive from us as UBTI. We believe that our shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act (“ERISA”) for Qualified Plans. However, in the future, we may hold REMIC residual interests that would give rise to UBTI for pension plans and other tax exempt entities.
Errors have been made in the reporting of tax components of distributions to our shareholders for each year in the five year period ended 2005. The errors relate to the change in estimates used in computation of our tax earnings and profits for those years and had the effect of overstating the return of capital component of our distributions and correspondingly understating the dividend income component. In order to address the incorrect reporting of these distributions, corrected Forms 1099-DIV have been or will be sent to our shareholders as considered appropriate. The IRS can assess penalties against us for delivering inaccurate Forms 1099-DIV, ranging from $50 to $100 for each incorrect Form 1099-DIV sent to shareholders. However, the IRS can also waive any penalty upon a showing by us that the error was due to reasonable cause and not willful neglect. By acting appropriately to remedy any inaccuracies on the Forms 1099-DIV, we expect to demonstrate such reasonable cause. The imposition by the IRS of penalties to which the inaccurate Forms 1099-DIV may be subject could adversely affect the results of operations.
The provisions of the Code are highly technical and complex and are subject to amendment and interpretation from time to time. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. We have not obtained a ruling from the IRS with respect to tax considerations relevant to Hanover’s organization or operations.
Available Information
The Company makes available on its website, www.hanovercapitalholdings.com, at no cost, electronic filings with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed. In addition, through the same link, the Company makes available certain of its Corporate Governance documents including the Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Code of Conduct and Business Ethics, and the Code of Ethics for Principal Executive and Senior Financial Officers. Information on our website is not incorporated by reference into this report.
ITEM 1A.     RISK FACTORS
Risks Related to Our Business

Mortgage-related assets are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud.
During the time we hold mortgage related assets we will be subject to the risks on the underlying mortgage loans from borrower defaults and bankruptcies and from special hazard losses, such as those occurring from earthquakes or floods that are not covered by standard hazard insurance. If a default occurs on any mortgage loan we hold, or on any mortgage loan collateralizing mortgage-backed securities we own, we may bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property plus any payments from any insurer or guarantor, and the amount owing on the mortgage loan. Defaults on mortgage loans historically coincide with declines in real estate values, which are difficult to anticipate and may be dependent on local economic conditions. Increased exposure to losses on mortgage loans can reduce the value of our investments. In addition, mortgage loans in default are generally not eligible collateral under our usual borrowing facilities and may have to be funded by us until liquidated.
In addition, if borrowers are delinquent in making payments on the mortgage loans underlying our mortgage-related assets, or if the mortgage loans are unenforceable due to fraud or otherwise, we might not be able to recoup the entire investment in such assets.

We may be unable to renew our borrowings at favorable rates or maintain longer-term financing, which may affect our profitability.
Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings or to refinance such borrowings with longer-term financings. If we are not able to renew or replace maturing borrowings, or obtain longer-term financing, we would have to sell some or all of our assets, possibly under adverse market conditions. In addition, the failure to renew or replace mature borrowings, or obtain longer-term financing, may require us to terminate hedge positions, which could result in further losses. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at disadvantageous prices with consequent losses, which, in the extreme, may render us insolvent.

Our profitability depends on the availability and prices of mortgage assets that meet our investment criteria.
The availability of mortgage assets that meet our criteria depends on, among other things, the size and level of activity in the real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, appreciation and decline in property values and the general regulatory and tax environment as it relates to mortgage lending. In addition, we expect to compete for these investments with other REITs, investment banking firms, savings banks, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than we do. If we cannot obtain sufficient mortgage loans or mortgage securities that meet our criteria, at favorable yields, our business will be adversely affected.

We are subject to various obligations related to our use of, and dependence on, debt.
If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required.
A violation under one debt agreement may also trigger defaults in other debt agreements requiring repayments or imposing further restrictions. This could force us to sell portions of our portfolio at a time when losses could result.
In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or they file for bankruptcy.
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

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.
We may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt and also to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. There are no assurances that our hedging activities will have the desired impact on our results of operations or financial condition.

Interest rate fluctuations may adversely affect our net income.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income.
The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Variances in the yield curve may reduce our net income. Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve) or short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets generally bear interest based on longer-term rates than our borrowings, a flattening or inversion of the yield curve would tend to decrease our net income. Additionally, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income.

The loss of any of our executive officers could adversely affect our operating performance.
Our operations and financial performance depend heavily upon the efforts of our executive and investment personnel. We cannot give assurances that these executive officers can be retained or replaced with equally skilled and experienced professionals. The loss of any one of these individuals could have an adverse effect upon our business and results of operations at least for a short time.

We may hold title to real property, which could cause us to incur costly liabilities.
We may be forced to foreclose on a defaulted mortgage loan in order to recoup part of our investment, which means we might hold title to the underlying property until we are able to arrange for resale and will therefore be subject to the liabilities of property owners. For example, we may become liable for the costs of removal or remediation of hazardous substances. These costs may be significant and may exceed the value of the property. In addition, current laws may materially limit our ability to resell foreclosed properties, and future laws, or more stringent interpretations or enforcement policies of existing requirements, may increase our exposure to liability. Further, foreclosed property is not financed and may require considerable amounts of capital before sold, thereby reducing our opportunities for alternate investments that could produce greater amounts of income.

HCP’s and HT’s operations may be adversely affected by the loss of any one customer.
A significant portion of HCP’s revenues came from contracts with three principal customers. Likewise a significant portion of HT’s revenues in 2005 came from two customers. If HCP or HT were to lose any one of these customers, their revenues would decline significantly until the customers were replaced, of which there can be no assurance.

HT has invested a significant amount of its capital in software, and a significant write-down of its capitalized software could adversely affect our results of operations.
HT has invested a significant amount of its capital in technology applications for performing analyses of mortgage pools and mortgage servicing. Should these assets become obsolete due to technological or competitive reasons, or lack of product acceptance by the market, then HT may have to abandon some of the existing software applications it has developed. A significant write-down of its capitalized software due to obsolescence could adversely affect our results of operations.

Our business could be adversely affected if we are unable to safeguard the security and privacy of the personal financial information of borrowers to which we have access.
In connection with our loan file due diligence reviews and other consulting and advisory services with respect to mortgage loans that we provide to third parties, HCP has access to the personal financial information of the borrowers. In addition, in operating an Internet exchange for trading mortgage loans, HT sometimes has access to borrowers’ personal financial information, which it may provide to potential third party investors in the mortgage loans. This personal financial information is highly sensitive and confidential, and if a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot give complete assurances that these policies and safeguards are sufficient to prevent the misappropriation of confidential information or that our policies and safeguards will be deemed compliant with any existing Federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.
Risks Related to Our Status as a REIT and Our Investment Company Act Exemption

If we do not maintain our status as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
We believe that we currently qualify, and expect to continue to qualify, as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means we would be unable to deduct distributions made to stockholders in computing taxable income and would be subject to Federal income tax on our taxable income at regular corporate rates;

•	our tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

If we fail to comply with rules governing our ownership interests in “taxable REIT subsidiaries,” we will lose our REIT qualification.
On January 1, 2001, the REIT Modernization Act became effective. Among other things, it allows REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a “taxable REIT subsidiary” that can engage in businesses previously prohibited to a REIT. In particular, the Act permitted us to restructure our operating subsidiaries, HCP, HT and HCP2, as taxable REIT subsidiaries. As a result, for periods ending after June 30, 2002, through December 31, 2005, the financial statements of HCP, HT and HCP2 were consolidated with Hanover’s financial statements, and it is intended that we will continue to do so with the newly-merged entity Hanover Capital Partners 2, Ltd. However, the taxable REIT subsidiary provisions are complex and impose several conditions on the use of taxable REIT subsidiaries, which are generally designed to ensure that taxable REIT subsidiaries are subject to an appropriate level of corporate taxation. Further, no more than 20% of the fair market value of a REIT’s assets may consist of securities of taxable REIT subsidiaries, and no more than 25% of the fair market value of a REIT’s assets may consist of non-qualifying assets, including securities of taxable REIT subsidiaries and other taxable subsidiaries. In addition, the REIT Modernization Act legislation provides that a REIT may not own more than 10% of the voting power or value of a taxable subsidiary that is not treated as a taxable REIT subsidiary. If our investments in our subsidiaries do not comply with these rules, we would fail to qualify as a REIT and we would be taxed as a regular corporation. Furthermore, certain transactions between us and a taxable REIT subsidiary that are not conducted on an arm’s length basis would be subject to a tax equal to 100% of the amount of deviance from an arm’s length standard.

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may substantially limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to observe these limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for Federal income tax purposes. The fair market value of a hedging instrument will not be counted as a qualified asset for purposes of satisfying the requirement that, at the close of each calendar quarter, at least 75% of the total value of our assets be represented by real estate and other qualified assets.

REIT requirements may force us to forgo or liquidate otherwise attractive investments.
In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the fair market value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. Our efforts to comply with the rules might force us to pass up opportunities to acquire otherwise attractive investments. If we fail to comply with these requirements at the end of any calendar quarter, we may be able to correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffer adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force us to borrow or liquidate assets to make distributions to stockholders.
As a REIT, we must distribute at least 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our mortgage securities at disadvantageous prices or find another alternative source of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement. These alternatives could increase our costs or reduce our equity.

Regulation as an investment company could materially and adversely affect our business; efforts to avoid regulation as an investment company could limit our operations.
We intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended “Investment Company Act”. Investment company regulations, if they were deemed applicable to us, would prevent us from conducting our business as described in this report by, among other things, limiting our ability to use borrowings.
The Investment Company Act exempts entities that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the SEC’s current interpretation, in order to qualify for this exemption we must maintain at least 55% of our assets directly in qualifying real estate interests. However, mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not be counted towards our satisfaction of the 55% requirement. Generally investments in the subordinated tranches of securitized loan pools do not constitute “qualifying real estate interests” unless certain qualifying abilities to govern the control of any foreclosures are in place. Our ownership of these mortgage-backed securities, therefore, may be limited to the extent that servicers of the loans in the pools grant such abilities to Hanover.
If the SEC changes its position on the interpretations of the exemption, we could be required to sell assets under potentially adverse market conditions in order to meet the new requirements and also have to purchase lower-yielding assets to comply with the Investment Company Act.
An emerging issue with the Financial Accounting Standards Board could have a major impact on our ability to operate as a REIT and retain our exemption under the Investment Company Act.
The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) has deferred making a decision on a potential new issue pending a decision by the FASB to add to its agenda a project to provide guidance on the issue. That issue could have a major impact on Hanover.
That issue deals with the accounting from the perspective of both the buyer and the seller of financial assets that are the subject of a repurchase agreement with the same parties.
Example Transaction — Hanover’s primary current practice
Hanover (the buyer) purchases a financial asset (mortgage loans or mortgage-backed securities) and simultaneously enters into a repurchase agreement with an investment bank or securities broker (the seller) to finance the transaction. The purchase and repurchase agreement may be settled net (no gross cash movements) with Hanover paying a deposit amount, as part of the collateral requirements of the repurchase agreement, equal to a percentage of the principal amount of the financial asset (in Hanover’s situations, amounts ranging from 30 to 50 percent).
Current Industry Practice
It is believed that most buyers have accounted for transactions as described in the Hanover example transaction (and similar transactions) as a purchase and subsequent financing (as Hanover has done) and that there is currently minimal diversity in this practice.
The Issue
The issue is how to apply the criterion in paragraph 9(a) of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in accounting for transactions involving the purchase of financial assets and simultaneous repurchase of the same financial assets with the seller.
Paragraph 9(a) requires “isolation” from the transferor (seller). If the isolation requirement is met, the seller meets the requirements in paragraph 9(a) of SFAS No. 140 and the transaction qualifies as a sale by the seller and a purchase and financing by the buyer, as Hanover has done. If the isolation requirement is not met, the transaction is not a sale by the seller and paragraph 12 of SFAS No. 140 would require the buyer to record the transaction as a financing to the extent of the cash or other assets that were transferred. The classification of the resulting financing transaction(s) if the isolation requirement is not met would most likely be that of a derivative instrument.
There is a view, contrary to current industry and Hanover practice, that since the seller has continuing involvement through the repo, as in the Hanover example, the transferred assets have not been isolated from the seller and therefore, the isolation requirement is not met. Those with this view also believe that demonstrating isolation legally is not possible without a legal opinion and such opinions would be too vague to meet the isolation requirement. This contrary view is what the EITF has been asked to consider.
Impact on Hanover if the isolation requirement of paragraph 9(a) is not met
The accounting classification of the resulting derivative instruments held by Hanover, a REIT, if the isolation requirement of paragraph 9(a) is not met, might impact Hanover’s REIT tax exempt status. A REIT must hold at least 75% of its total assets in qualified real estate assets and derive at least 75% of its gross income from real property (for example, rent or mortgage interest). Derivative instruments are not qualified assets. Further, we could find that our ability to remain exempt under the provisions of the Investment Company Act of 1940 could be weakened as we will have to determine the appropriate treatment for the resulting derivative instruments.
Risks Related to Our Corporate Organization and Structure

Our charter limits ownership of our capital stock and attempts to acquire our capital stock.
To facilitate maintenance of our REIT qualification and for other strategic reasons, our charter prohibits direct or constructive ownership by any person of more than 7.5% (except in the case of John A. Burchett, our Chairman, Chief Executive Officer and President, who can acquire up to 20%) in value of the outstanding shares of our capital stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 7.5% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 7.5% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of the Board of Directors will be void, and could result in the shares being transferred by operation of law to a charitable trust.

Provisions of our charter which inhibit changes in control, could prevent stockholders from obtaining a premium price for our common stock.
Provisions of our charter may delay or prevent a change in control of the company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These include a staggered board of directors and our share ownership limit described above.

Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders.
Certain provisions of Maryland law applicable to us prohibit “business combinations”, including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of our outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting shares (which is referred to as a so-called “interested stockholder”), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock. Our Board of Directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. Our Board of Directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future.

We are dependent on external sources of capital, which may not be available.
To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs with income from operations. We therefore will have to rely on third-party sources of capital, including possible future equity offerings, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase leverage.

We may change our policies without stockholder approval.
Our Board of Directors and management determine all of our policies, including our investment, financing and distribution policies. Although they have no current plans to do so, they may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

ITEM 2.	PROPERTIES
Our operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

		Office	Current
		Space	Annual	Expiration
Location	Segment	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	Hanover and HT	10,128	$190,404	September 2010	Executive, Administration, Loan Brokering and Technology Operations
Edison, New Jersey	HCP	21,293	333,590	October 2010	Administration, Due Diligence Operations
New York, New York	Hanover	2,500	78,831	December 2010	Executive, Administration, Investment Operations
Chicago, Illinois	HCP	423	9,200	January 2009	Marketing

Total		34,344	$612,025

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
Our common stock trades on the American Stock Exchange under the symbol “HCM.” As of March 13, 2006, there were 69 record holders, and approximately 7,740 beneficial owners, of our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange:

	2005		2004

	High	Low	High	Low

1st Quarter	$11.89	$10.40	$18.00	$12.03
2nd Quarter	11.75	9.60	15.50	10.50
3rd Quarter	10.68	6.88	13.20	11.70
4th Quarter	8.40	6.20	12.62	10.50
The following table lists the cash dividends we declared on each share of our common stock based on our earnings for the periods indicated:

Cash Dividends
Declared Per Share

2005
Fourth Quarter ended December 31, 2005	$0.25
Third Quarter ended September 30, 2005	0.25
Second Quarter ended June 30, 2005	0.30
First Quarter ended March 31, 2005	0.30
2004
Fourth Quarter ended December 31, 2004	$0.30
Third Quarter ended September 30, 2004	0.30
Second Quarter ended June 30, 2004	0.30
First Quarter ended March 31, 2004	0.30
We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both GAAP and tax, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.
Information about our equity compensation plans required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected financial data as of December 31, for each of the years indicated. The selected financial data for the years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004, have been derived from our audited Consolidated Financial Statements included elsewhere in this report. The financial information for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected consolidated financial data may not be indicative of our future performance. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
Statement of Operations Highlights
     (dollars in thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003	2002 (1)	2001 (1)

Net interest income	$7,906	$9,915	$6,365	$6,092	$6,269
Loan loss provision	(26)	(36)	(53)	(92)	(135)
Gain on sale and mark to market of mortgage assets	1,800	10,637	8,654	3,161	3,959
Loan brokering, due diligence fees and other	21,295	11,695	17,305	7,168	(28)

Total revenues	30,975	32,211	32,271	16,329	10,065
Total expenses	29,327	24,624	23,788	12,047	3,696

Operating income	1,648	7,587	8,483	4,282	6,369

Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	—	—	112	43
HanoverTrade, Inc.	—	—	—	655	(3,263)
HDMF-I LLC	(215)	445	1	157	(35)
Hanover Capital Partners 2, Inc.	—	—	—	(19)	—
HST-I	42	—	—	—	—
HST-II	8	—	—	—	—

	(165)	445	1	905	(3,255)

Minority interest in loss of consolidated affiliate	(57)	—	—	—	—

Income before income tax provision (benefit) and cumulative effect of change in accounting principle	1,540	8,032	8,484	5,187	3,114
Income tax provision (benefit)	174	(89)	444	49	—

Income before cumulative effect of change in accounting principle	1,366	8,121	8,040	5,138	3,114
Cumulative effect of change in accounting principle	—	—	—	—	46

Net income	$1,366	$8,121	$8,040	$5,138	$3,160

Basic earnings per share	$0.16	$0.98	$1.38	$1.16	$0.74

Diluted earnings per share	$0.16	$0.97	$1.35	$1.15	$0.73

Dividends declared per share	$1.10	$1.60	$1.35	$1.00	$0.80

(1)	Information prior to July 1, 2002 does not include the consolidation of HCP, HT and HCP-2 with Hanover.

’
Balance Sheet Highlights
     (dollars in thousands, except share and per share data)

	December 31,

	2005	2004	2003	2002	2001 (1)

Cash and cash equivalents	$30,495	$20,604	$32,588	$10,605	$8,946
Mortgage loans	24,135	41,101	58,985	103,164	154,273
Mortgage securities	197,488	164,580	81,564	23,903	51,183
Other subordinate security	2,703	—	—	—	—
Other assets	17,366	15,853	15,854	16,449	13,355

Total assets	$272,187	$242,138	$188,991	$154,121	$227,757

Repurchase agreements	$154,268	$130,102	$55,400	$6,283	$33,338
CMO borrowing	11,438	35,147	52,164	102,589	151,096
Liability to Trusts	41,239	—	—	—	—
Other liabilities	5,622	5,670	6,608	3,935	3,532

Total liabilities	212,567	170,919	114,172	112,807	187,966
Minority interest	189	—	—	—	—
Stockholders’ equity	59,431	71,219	74,819	41,314	39,791

Total liabilities and stockholders’ equity	$272,187	$242,138	$188,991	$154,121	$227,757

Number of common shares outstanding	8,496,162	8,381,583	8,192,903	4,474,222	4,275,676

Book value per common share	$7.00	$8.50	$9.13	$9.23	$9.31

(1)	Information prior to July 1, 2002 does not include the consolidation of HCP, HT and HCP-2 with Hanover.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary
For the year ended December 31, 2005, the Company’s net income of $1.4 million was $6.7 million lower than the previous year’s net income of $8.1 million. This is primarily attributable to the lower operating income of our REIT segment. Our net income for the year ended December 31, 2004 increased slightly over the previous year by $0.1 million. The majority of our net income in the years 2005, 2004 and 2003 is attributable to the REIT. The REIT’s decline in operating income in 2005 is primarily the result of lower gains earned in 2005 than we experienced in 2004 and 2003 in our Subordinate MBS portfolio. The REIT’s gains in 2005 from our Subordinate MBS portfolio were $4.1 million compared to $10.4 million and $10.7 million in 2004 and 2003, respectively.
A review of our operations for the years ended December 31, 2005 and 2004 is set forth below by operating segment. Since our three operating segments have generated substantially all of our net income we have concentrated our discussion and analysis on these components.

Selected Components of Operating Income by Segment
(dollars in thousands)

	Year Ended December 31,

	2005	2004	2003

Hanover — REIT
Total revenues	$10,677	$16,564	$14,523
Total expenses	7,026	7,108	5,941

Operating income	3,651	9,456	8,582

HCP
Total revenues	16,110	10,279	11,553
Total expenses	15,790	10,779	10,488

Operating income	320	(500)	1,065

HT
Total revenues	4,493	5,446	6,198
Total expenses	6,816	6,812	7,360

Operating income	(2,323)	(1,366)	(1,162)

Eliminations and other, net	—	(3)	(2)

Operating income, as reported	$1,648	$7,587	$8,483

Our operating income declined in 2005 by $5.9 million from our 2004 operating income. That decline was the result of a decline in our REIT operating income of $5.8 million from 2004, an increase of $0.8 million in operating income of HCP and a $0.9 million increase in the operating loss of HT.
The operating income for 2004 declined from 2003 operating income by $0.9 million. That decline was the result of a $0.9 million increase in REIT operating income, a $1.6 million decrease in the operating income of HCP and a $0.2 million increase in the operating loss of HT.
Significant changes in our financial position for 2005 are primarily related to our issuance of junior subordinated notes of $40 million issued in conjunction with the creation of two statutory trusts discussed further under the Liquidity and Capital Resources section of this Item.
Critical Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are more fully described in Note 2 to our Consolidated Financial Statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair Value
All securities held in our Subordinate MBS portfolio are classified as available for sale with changes in fair value reported as a component of accumulated other comprehensive income. We estimate fair value on a security-specific basis by using the lower of independent third-party or management’s valuations. Because the securities are not exchange-traded, prices are not readily ascertainable and involve judgment regarding future interest rates, credit spreads (which may change as a result of changed loss estimates) and other economic factors. Therefore, the price at which a security may trade at an arms-length auction may differ from the fair value established by management or an independent third party.
All securities held in our Agency MBS portfolio are classified as either trading or held to maturity. The Agency securities classified as trading are recorded at estimated fair value using prices obtained from an independent third party. Changes in fair value are recorded as a component of gain (loss) on mark to market of mortgage assets. Agency securities classified as held to maturity are reported at amortized cost unless a decline in value is deemed other-than-temporary, in which case an unrealized loss is recognized as a component of gain (loss) on mark to market of mortgage assets.
Mortgage Loans classified as held for sale are recorded at lower of fair market value or cost. The fair value of these financial instruments is based upon projected prices which could be obtained through investors considering interest rates, loan type and credit quality.
The forward sales used to economically hedge our Agency MBS portfolio are classified as freestanding derivatives. The forward sales are carried at estimated fair value using market prices obtained from an independent third party with changes in fair value recorded as a component of gain (loss) on freestanding derivatives.
We own one-month LIBOR interest rate cap agreements as protection against rising short-term financing rates on the liabilities used to finance our Subordinate MBS and Mortgage Loan portfolios. These derivative instruments are classified as freestanding derivatives with changes in fair value recognized in income. Fair value is determined on a monthly basis from third party sources.

Revenue Recognition

Investment Portfolio
For our Subordinate MBS portfolio, pursuant to The Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) Abstract Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we use the effective yield methodology to recognize interest income. This includes taking into account such factors as purchase discounts, loss assumptions, prepayment speeds and the type of retained interests in the bonds or the bond structures. In using the effective yield methodology, we use a level yield approach where we determine each subordinate security’s future cash flow at the time of purchase and designate a portion of the purchase discount as estimated future losses. In determining the initial yield, we discount the expected cash flows for each security assuming certain loss and prepayment assumptions using that security’s specific bond structure. Assumptions regarding future losses, prepayment speeds and interest rates are reviewed and changed, if required, on a month-to-month basis. Should the net present value of a security’s cash flow decrease we incur an impairment expense in order to maintain the previous month’s yield. Should the net present value of a security’s cash flow increase we prospectively adjust the security’s yield.
Since securities in our Subordinate MBS portfolio are usually purchased at a significant discount, increases in prepayment speeds will generally result in an increase in the yield of this portfolio and decreases in prepayment speeds will result in an impairment expense. Similarly, increases in expected losses will generally result in an impairment expense and decreases in expected losses will generally increase the yield of the subordinate portfolio. All loss, prepayment speeds and interest rate assumptions are estimations and involve uncertainty.
For our Mortgage Loan portfolio, recognized revenue consists of the coupon interest received on the loans, potentially adjusted for the amortization of any purchase premiums or accretion of any discounts depending upon the classification of the mortgage loan. Changes in market value below the amortized cost of mortgage loans classified as held for sale and other than temporary impairments of mortgage loans classified as other than held for sale are recorded in income.
For our Agency MBS portfolio, we recognize revenue consisting of the coupon interest received on the securities adjusted for the amortization or accretion of any purchase premiums or discounts.

We use forward sales to economically hedge our Agency MBS portfolio. We recognize gains or losses when forward sales are closed and recognize mark to market gains or losses on open forward sales in income.
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
Credit reserves for our Mortgage Loan portfolio are charged to income as loan loss provisions based upon our estimation of expected future losses. We analyze our Mortgage Loan portfolio on a monthly basis to determine the adequacy of the loan loss reserves. No reserves are deemed necessary for our Agency MBS portfolio because either Fannie Mae or Freddie Mac guarantees these securities.

HCP Contracts
HCP contracts have different terms based on the scope, deliverables and term of the engagement that frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-fee plus certain reimbursable expenses contracts and contracts with features of both of these types. Most of HCP’s contracts are short-term contracts and are accounted for in accordance with SEC Staff Accounting Bulletin “SAB” No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. We recognize revenues from the remainder of HCP’s contracts, which are longer-term contracts, using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract.

HT Services
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
We earn technology revenue from the following sources: (1) software licensing fees; (2) professional services fees; and (3) valuation services utilizing proprietary software. We recognize technology revenue primarily in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition”, and AICPA Statement of Position 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts”.
Our technology transactions (both software licensing and professional services) are documented by a written agreement setting forth the type of fees, the payment schedule, and the milestones required to invoice the client. Our proprietary software is sold either:

•	as an annual license with support and maintenance obligations bundled in the annual fee; or
•	a perpetual license with

(a)	bundled support and maintenance obligations or

(b) separate maintenance and support fees; or

•	a monthly subscription fee for hosted transactions.

Annual license agreements generally run from one to three years, with optional renewal periods. Valuation services are generally offered either on a recurring basis or as a one-time transaction.
Hanover — The REIT

Comparison of 2005 to 2004 Total Revenues
Revenues by Portfolio Type
(dollars in thousands)

	Years Ended
	December 31,		2005
			Favorable
	2005	2004	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$2,179	$3,078	$(899)
Interest expense	(1,640)	(2,260)	620
Gains	176	—	176
Loan loss reserve	(26)	(36)	10

Total	689	782	(93)
Subordinate MBS
Interest income	8,471	7,386	1,085
Interest expense	(2,184)	(887)	(1,297)
Gains	4,138	10,361	(6,223)
Impairment	(562)	(1,125)	563
Other	33	—	33

Total	9,896	15,735	(5,839)
Agency MBS
Interest income	4,908	3,569	1,339
Interest expense	(2,774)	(1,124)	(1,650)
Mark to market trading securities	(2,300)	1,344	(3,644)
Freestanding derivatives	234	(4,047)	4,281

Total	68	(258)	326
Other
Interest income	1,346	548	798
Interest expense	(1,685)	—	(1,685)
Interest rate caps	(54)	(341)	287
Other	417	98	319

Total	24	305	(281)

Total	$10,677	$16,564	$(5,887)

The REIT’s total revenues declined to $10.7 million for the year ended December 31, 2005 from $16.6 million for the year ended December 31, 2004. The decline of $5.9 million is primarily due to a decrease of $5.8 million in revenue on our Subordinate MBS Portfolio and a $0.3 decline in other interest income from 2004 to 2005. Revenues from the Mortgage Loan and Agency MBS portfolios were $0.2 million greater for the period ending December 31, 2005, as compared to the comparable 2004 period.
The Mortgage Loans portfolio is comprised of mortgage loans we own that are either funded via term CMO debt or a one-year committed financing facility. In June 2005, we exercised our call rights and retired our 1999-A CMO and retained the underlying mortgage loan collateral. A portion of the 1999-A related mortgage loans are financed on a one year committed financing facility and a portion of the remainder of the portfolio is financed via a CMO borrowing: Hanover 1999-B.
Total revenues for the Mortgage Loans portfolio decreased $0.1 million to $0.7 million for the year ended December 31, 2005 from $0.8 million for the year ended December 31, 2004. The decline in revenue is the result of a reduction of $0.3 million in net interest income due to the declining principal balance of the portfolio combined with increased financing costs associated with the rise in the one-month LIBOR rate during 2005. Both the 1999-B CMO debt and the facility used to finance the mortgage loans we retained from the call and retirement of our 1999-A CMO are indexed to one-month LIBOR. The $0.3 million decline in net interest income was partially offset by a gain of $0.2 million realized resulting from the call and retirement of our 1999-A CMO and subsequent Fannie Mae MBS securitization of a portion of the retained 1999-A mortgage loans.
The Subordinate MBS portfolio consists primarily of non-investment grade securities collateralized by prime residential mortgage loans. Total revenues for the Subordinate MBS portfolio declined $5.8 million in 2005 to $9.9 million from $15.7 million in 2004. The decline is principally due to a $6.2 million decrease in gain of sales of securities from 2005 to 2004 that was partially offset by a reduction of $0.6 million in impairment expense for the comparable period. Net interest income also declined $0.2 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004.
The decline in the gain on sale revenue is the result of narrowing between the average cost basis and market value of our Subordinate MBS portfolio as well as lower sales volume in 2005 compared to 2004. The narrowing is due to a combination of factors, most importantly a rise in short term interest rates and a decrease in prepayment rates. In 2005 we sold 98 securities having a total principal balance of $87.5 million compared to 149 securities with a total principal balance of $119.6 million in 2004. The reduction in impairment expense is due to sales of bonds with unfavorable credit characteristics.
The $0.2 million decline in net interest income on our Subordinate MBS portfolio is due to a marginally greater increase in interest expense than interest income. For the year ended December 31, 2005, interest income totaled $8.5 million as compared to $7.4 million for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 totaled $2.2 million as compared to $0.9 million for the year ended December 31, 2004. The overall increase in both interest income and expense from 2004 to 2005 is the result of an increase in asset size of the Subordinate MBS portfolio. The proportionally greater increase in interest expense compared to interest income is to due to a greater rise in the short term interest rates of our financings relative to the longer term asset yields on our Subordinate MBS holdings. This mismatch is primarily due to the “flattening” of the yield curve as short term interest rates increased more than long term interest rates during 2005.
The Agency MBS portfolio includes whole pool Fannie Mae or Freddie Mac issued mortgage-backed securities that are held primarily as qualifying assets for purposes of satisfying certain exemptive provisions of the Investment Company Act of 1940. With the exception of the Fannie Mae MBS securities collateralized by 1999-A CMO loans, which total $8.0 million of the $90.5 million asset value of the Agency MBS portfolio, the Agency MBS portfolio is hedged with forward sales of like-characteristic Agency MBS securities. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS that are substantially economically offset by gains or losses from forward sales of like-characteristic Agency MBS securities.
For the year ended December 31, 2005, total revenue for the Agency MBS portfolio was $0.1 million as compared to a loss of $0.3 million for the year ended December 31, 2004. The $0.3 million increase is principally the consequence of not financing certain securities during portions of 2005 due to excess liquidity as the result of the trust preferred stock issuance.
Other interest income consists largely of earnings on our cash and cash equivalents and loans to subsidiaries that are eliminated in consolidation, interest expense related to our trust preferred stock issuance and other gains that are chiefly associated with the mark to market of our interest rate caps. For the year ended December 31, 2005, other interest income was $0.02 million as compared to $0.3 million for the year ended December 31, 2004. The decline is the result of a $0.9 million reduction in net interest income that is primarily related to the issuance of trust preferred stock. This net interest decrease was partially offset by a reduction of $0.3 million in realized losses on our interest rate caps. Our interest rate caps are used to manage the interest rate risk on our financings and are classified as freestanding derivatives.

Comparison of 2004 to 2003 Total Revenues
Revenues by Portfolio Type
(dollars in thousands)

	Years Ended
	December 31,		2004
			Favorable
	2004	2003	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$3,078	$4,738	$(1,660)
Interest expense	(2,260)	(3,529)	1,269
Gains	—	58	(58)
Loan loss reserve	(36)	(54)	18

Total	782	1,213	(431)
Subordinate MBS
Interest income	7,386	4,223	3,163
Interest expense	(887)	(310)	(577)
Gains	10,361	10,728	(367)
Impairment and loan loss reserve	(1,125)	(1,223)	98
Other	—	(352)	352

Total	15,735	13,066	2,669
Agency MBS
Interest income	3,569	1,172	2,397
Interest expense	(1,124)	(276)	(848)
Gain on sale	—	(140)	140
Mark to market trading securities	1,344	(774)	2,118
Freestanding derivatives	(4,047)	(91)	(3,956)

Total	(258)	(109)	(149)
Other
Interest income	548	592	(44)
Interest expense	—	—	—
Interest rate caps	(341)	(131)	(210)
Other gains	98	(109)	207

Total	305	352	(47)

Total all	$16,564	$14,522	$2,042

The REIT’s total revenues increased to $16.6 million for the year ended December 31, 2004 from $14.5 million for the year ended December 31, 2003. This increase is primarily due to an increase of $2.7 million in revenue on our Subordinate MBS Portfolio that was offset by a $0.4 million decline in Mortgage Loan revenue. Also, revenues from our Agency MBS and Other Income portfolios, together, were $0.2 million lower.

Our Mortgage Loans portfolio for the years ended December 31, 2004 and 2003 is comprised of mortgage loans we owned that were funded via term CMO debt. In 2003, we exercised our call rights and retired 2 of our 4 outstanding CMOs, 1998-A and 1998-B, and sold underlying mortgage loan collateral.
Total revenues for the Mortgage Loans portfolio decreased $0.4 million to $0.8 million for the year ended December 31, 2004 from $1.2 million for the year ended December 31, 2003. The decline in revenue is primarily the result of a reduction of $0.4 million in net interest income due to the declining principal balance of the portfolio due to scheduled and unscheduled principal payments, in addition to the retirement of our 1998-A and 1999-B CMOs in 2003.
Our Subordinate MBS portfolio consists primarily of non-investment grade securities collateralized by prime residential mortgage loans. Total revenues for our Subordinate MBS portfolio increased by $2.7 million in 2004 to $15.7 million from $13.1 million in 2003. The increase is primarily due to a $2.6 million increase in net interest income that is attributable to the growth in the average net interest earning assets during the year ended December 31, 2004. The increase in earning assets is primarily the result of the capital raised in August 2003 in connection with the public offering of our common stock. Gains on sales of securities declined $0.4 million to $10.4 million for the year ended December 31, 2004 from $10.7 million for the comparable 2003 period. Impairment associated expenses declined $0.1 million to $1.1 million from $1.2 million for the years ended December 31, 2004 and 2003, respectively. In 2003, there was a $0.3 million shared revenue expense with an affiliate company that was not incurred in 2004.
The Agency MBS portfolio includes whole pool Fannie Mae or Freddie Mac issued mortgage-backed securities that are held primarily as qualifying assets for purposes of satisfying certain exemptive provisions of the Investment Company Act of 1940. The Agency MBS portfolio is hedged with forward sales of like-characteristic Agency MBS securities. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS that are substantially offset economically by gains or losses from forward sales of like-characteristic Agency MBS securities.
For the year ended December 31, 2004, total revenue for the Agency MBS portfolio was a loss of $0.3 million as compared to a loss of $0.1 million for the year ended December 31, 2003. This decrease in revenue is primarily related to transaction costs associated with hedging the Agency MBS portfolio.
Other interest income consists largely of earnings on our cash and cash equivalents and loans to subsidiaries that are eliminated in consolidation, and other gains that are chiefly associated with the mark to market of our interest rate caps. For the year ended December 31, 2004, other interest income was unchanged at a gain of $0.3 million as compared to the year ended December 31, 2004.
HCP
Revenues increased for the year ended December 31, 2005, as compared to the same period in 2004, primarily from the due diligence reviews for HCP’s largest customer. HCP successfully focused on expanding the business relationship with this customer during 2005 through customer attention, long-term servicing discussions, and minor pricing considerations. In addition, HCP expanded its on-site loan processing operations, allowing a greater volume of activity at a lower cost. Operating income increased over the same periods due to the increase in revenue, partially offset by an unfavorable change in product mix to services that have a lower gross margin.
Revenues decreased for the year ended December 31, 2004, as compared to the same period in 2003, primarily due to a large government project that was performed in 2003 that did not continue into 2004. Operating income decreased over the same periods primarily due to the decrease in revenues and additional legal and professional expenses incurred due to the implementation of Sarbanes Oxley requirements.
The financial condition of HCP has remained relatively constant throughout 2005 and 2004.

HCP has projected modest revenue and operating income growth for 2006. This growth is expected to occur through increases in activity with several current key customers. However, reductions in mortgage acquisition activity in the marketplace may offset this potential growth.
HT
Revenue for each of the years ended December 31, 2005 and 2004 decreased from the prior periods primarily because of lower loan sale advisory services. These services decreased as the number of customer accounts decreased due to mergers and consolidations in the marketplace. In addition, there has been a continuing reduction in loan sale advisory opportunities put forth by the Federal Deposit Insurance Corporation and other agencies which historically over past years have made up a significant portion of the loan sale advisory revenue. These decreases were partially offset by increases in technology revenue, resulting from new implementations and deployments and related professional services. Operating income decreased over the same periods due to a higher cost structure associated with the technology revenue. In addition, loan sale advisory personnel costs did not decrease at the same rate as the decrease in revenue. The decrease in operating income in 2004 was partially offset by the reduction in costs associated with the departure of two executives that terminated their employment with HT in January of 2004.
The financial condition of HT has remained relatively constant throughout 2005 and 2004.
We are projecting HT revenue for 2006 to be relatively constant with the revenue levels in 2005. We anticipate the operating loss for 2006 to be significantly lower than the operating loss for 2005. This decrease is due to a reduction in headcount, a reduction in costs related to the development of additional technology, and a significant reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached, or are close to, the end of their estimated useful life. These costs have historically amounted to approximately $2.0 million in annual expense.
Operating Expenses
The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Years Ended December 31,			Years Ended December 31,

			Increase/			Increase/
	2005	2004	(Decrease)	2004	2003	(Decrease)

Personnel	$10,039	$10,741	$(702)	$10,741	$10,776	$(35)
Subcontractors	6,781	4,184	2,597	4,184	4,344	(160)
Legal and professional	2,876	2,973	(97)	2,973	1,595	1,378
General and administrative	1,844	1,669	175	1,669	2,131	(462)
Out-of-pocket expenses reimbursed	2,636	1,403	1,233	1,403	1,354	49
Depreciation and amortization	1,283	968	315	968	1,535	(567)
Other	1,311	876	435	876	493	383
Technology	1,499	874	625	874	273	601
Occupancy	604	513	91	513	481	32
Travel and entertainment	454	423	31	423	806	(383)

Total expenses	$29,327	$24,624	$4,703	$24,624	$23,788	$836

The increase in operating expenses for the year ended December 31, 2005, compared to the same period in 2004, is primarily due to the following:

•	an increase in subcontractor personnel expenses and out-of-pocket expenses reimbursed resulting from increased due diligence operations;
•	an increase in technology costs in connection with the implementation of additional technology solutions;

•	an increase in insurance premiums arising from additional and more effective coverage and overall increases in the marketplace;
•	an increase in amortization expense arising from additional capitalized software amortization and the amortization of the organization costs of HST-I and HST-II;
•	inclusion of the financing costs of the line of credit of HDMF-I in the consolidated results of operations for the last six months of 2005.

These increases are partially offset by a decrease in personnel costs primarily from a reduction in bonuses and an executive that terminated employment with the Company in the middle of 2005;
The increase in operating expenses for the year ended December 31, 2004, compared to the same period in 2003, is primarily due to the increase in professional fees in connection with the change of independent accountants and Sarbanes-Oxley Act of 2002 compliance related costs and the increase in technology costs in connection with the implementation of additional technology solutions. These increases are partially offset due to the completion of the amortization of the original capitalized software related to our electronic trading platform.

Equity in Income (Loss) of Unconsolidated Affiliates
HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub-and non-performing one-to-four family residential whole loans. For the year ended December 31, 2005, we recognized $(0.2) million in equity in (loss) income of HDMF-I, as compared to $0.4 million in 2004. This decrease was primarily attributable to a reduction in the size of the portfolio of distressed mortgage loans. The increase in equity in income of HDMF-I to $0.4 million in 2004 from $0.0 million in 2003 was primarily attributable to sales of mortgage loans.

Return on Equity
The table below presents our return on average equity for 2005, 2004 and 2003.

		Gain on Sale			Equity in
	Net	and Mark to	HCP, HT,		Income			Full Year
	Interest	Market of	and Other	Operating	(Loss) of		Income Tax	Return
	Income/	Mortgage	Income	Expenses/	Investees/	Minority	(Benefit)	on
For the Year Ended	Equity	Assets/Equity	(Loss)/Equity	Equity	Equity	Interest	Provision/Equity	Equity

December 31, 2005	11.14%	2.54%	30.09%	41.45%	(0.23)%	0.08%	0.25%	1.92%
December 31, 2004	13.24%	14.26%	15.68%	33.01%	0.60%	—	(0.12)%	10.89%
December 31, 2003	10.35%	14.20%	28.39%	39.02%	—	—	0.73%	13.19%

Average equity excludes notes receivable from related parties and accumulated other comprehensive (loss) income.
The percentages in the table above were derived from our audited Consolidated Financial Statements included elsewhere in this report.

Additional Analysis of REIT Investment Portfolio

Investment Portfolio Assets and Related Liabilities
The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Years Ended December 31,

	2005		2004		2003

	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Investment portfolio assets:
Mortgage Loans
Held for sale	$11,301	5.53%	$259	7.74%	$431	15.77%
Collateral for CMO (1)	26,104	5.86%	49,567	6.14%	76,596	6.35%
Agency MBS	97,103	5.06%	71,984	4.95%	24,940	4.70%
Subordinate MBS	74,256	11.41%	58,072	12.72%	25,585	15.82%
Other subordinate security	542	15.51%	—	0.00%	—	0.00%

	209,306	7.44%	179,882	7.79%	127,552	7.96%

Investment portfolio liabilities:
CMO borrowing (1)	21,691	5.59%	42,808	5.18%	68,779	5.07%
Repurchase Agreements on:
Mortgage Loans held for sale	6,569	5.72%	—	0.00%	—	0.00%
Collateral for CMO	1,037	5.00%	1,340	3.21%	1,481	2.84%
Agency MBS	84,613	3.28%	69,669	1.61%	23,852	1.15%
Subordinate MBS	45,089	4.84%	28,136	3.15%	11,668	2.67%

	158,999	4.11%	141,953	3.01%	105,780	3.89%

Net investment portfolio assets	$50,307		$37,929		$21,772

Net interest spread		3.33%		4.78%		4.07%

Yield on net portfolio assets (2)(3)		17.94%		25.70%		27.73%

Ratio of portfolio liabilities to net i	nvestment	316%		374%		486%

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net portfolio assets is computed by dividing the applicable net interest income (after loan loss provision, with respect to CMOs only) by the average daily balance of net portfolio assets.

(3)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.
The yield on net portfolio assets decreased to 17.94% for the year ended December 31, 2005 from 25.7% for the year ended December 31, 2004. The decrease in the yield on net portfolio assets is primarily the result of the decrease in leverage in 2005 as compared to the leverage in 2004.
Net investment portfolio assets increased to $50.3 million for the year ended December 31, 2005 from $37.9 million for the year ended December 31, 2004. This increase is primarily due to the deployment of proceeds raised in 2005 in connection with the issuance of trust preferred securities, which was primarily invested in Subordinate MBS and Agency MBS.
The yield on net portfolio assets decreased to 25.70% for the year ended December 31, 2004 from 27.73% for the year ended December 31, 2003. The decrease in the yield on net portfolio assets is primarily the result of the net interest spread increasing to 4.78% for the year ended December 31, 2004 from 4.07% for the year ended December 31, 2003. This increase was due primarily to the decline in the effective borrowing rate of our investment portfolio liabilities to 3.01% for the year ended December 31, 2004 from

3.89% for the year ended December 31, 2003. This decline was due to decreases in the rate of one-month LIBOR.
Net investment portfolio assets increased to $37.9 million for the year ended December 31, 2004 from $21.7 million for the year ended December 31, 2003. This increase is primarily due to increased Subordinate MBS and Agency MBS investments.
      Mortgage Loans
The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Average asset balance	$37,405	$49,567	$76,596
Average CMO borrowing balance	21,691	42,808	68,780
Average balance — Repurchase Agreements	7,606	1,340	1,481

Net investment	8,108	5,419	6,335
Average leverage ratio	78.32%	89.07%	91.73%
Effective interest income rate	5.83%	6.21%	6.42%
Effective interest expense rate — CMO borrowing	5.59%	5.18%	5.07%
Effective interest expense rate — Repurchase Agreements	5.62%	3.21%	2.89%

Net interest spread	0.23%	1.09%	1.39%
Interest income	$2,179	$3,079	$4,915
Interest expense — CMO borrowing	1,212	2,218	3,485
Interest expense — Repurchase Agreements	428	43	42

Net interest income	$539	$818	$1,388

Yield	6.65%	15.10%	21.91%

Our Mortgage Loan portfolio net interest income declined each of the two years ended December 31, 2005. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the mortgage loan balance and the rise in the interest expense related to one-month LIBOR. In 2005, the decline was furthered when we called and retired our 1999-A CMO and purchased the underlying loans, of which a significant portion were in turn securitized in Fannie Mae issues.
The decline in net interest income in 2004 from 2003 is due to the decline in principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the mortgage loan balance and the termination of our 1998-A and 1998-B CMO securitizations.

      Subordinate MBS
The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Average asset balance	$74,256	$58,072	$25,585
Average balance — Repurchase Agreements	45,089	28,136	11,668

Net investment	29,167	29,936	13,917
Average leverage ratio	60.72%	48.45%	45.60%
Effective interest income rate	11.41%	12.72%	15.82%
Effective interest expense rate — Repurchase Agreements	4.84%	3.15%	2.67%

Net interest spread	6.57%	9.57%	13.15%
Interest income	$8,471	$7,386	$4,047
Interest expense — Repurchase Agreements	2,184	887	312

Net interest income	$6,287	$6,499	$3,735

Yield	21.56%	21.71%	26.84%

The Subordinate MBS portfolio’s net interest income decreased to $6.3 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004. This decrease in revenues was attributable to the decline in the average net interest earning assets to $29.2 million for the year ended December 31, 2005 from $29.9 million for the year ended December 31, 2004.
The Subordinate MBS portfolio’s net interest spread decreased to 6.57% for the year ended December 31, 2005 from 9.57% for the year ended December 31, 2004. The reduction in the net interest spread was due to a decline in the effective interest income rate to 11.41% for the year ended December 31, 2005 from 12.72% for the year ended December 31, 2004 and an increase in the effective interest expense rate to 4.84% for the year ended December 31, 2005 from 3.15% for the year ended December 31, 2004. The decrease in the effective interest income rate was due to a combination of a shift in the Subordinate MBS portfolio to higher-rated securities coupled with an increase in adjustable rate securities relative to fixed rate securities. The increase in the effective interest expense rate is due to increases in the rate of one-month LIBOR offset partially by lower financing rates due to a shift to higher-rated securities.
The Subordinate MBS portfolio’s net interest income increased to $6.5 million for the year ended December 31, 2004 from $3.7 million for the year ended December 31, 2003. This increase in revenues was attributable to the growth in the average net interest earning assets to $29.9 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003, primarily as a result of the investments made with capital raised in August 2003 in connection with the public offering of our common stock.
The Subordinate MBS portfolio’s net interest spread decreased to 9.57% for the year ended December 31, 2004 from 13.15% for the year ended December 31, 2003. The reduction in the net interest spread was primarily due to a decline in the effective interest income rate to 12.72% for the year ended December 31, 2004 from 15.82% for the year ended December 31, 2003 and an increase in the effective interest expense rate to 3.15% for the year ended December 31, 2004 from 2.67% for the year ended December 31, 2003. The decrease in the effective interest income rate was due to lower yields on purchases of Subordinate MBS during 2004. The increase in the effective interest expense rate is due to increases in the rate of one-month LIBOR.

          Agency MBS
The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Average asset balance	$97,103	$71,984	$24,940
Average balance — Repurchase Agreements	84,613	69,669	23,852

Net investment	12,490	2,315	1,088
Average leverage ratio	87.14%	96.78%	95.64%
Effective interest income rate	5.06%	4.95%	4.70%
Effective interest expense rate	3.28%	1.61%	1.16%

Net interest spread	1.78%	3.34%	3.54%
Interest income	$4,908	$3,569	$1,172
Interest expense — Repurchase Agreements	2,774	1,124	275

Net interest income	$2,134	$2,445	$897

Yield	17.09%	105.62%	82.45%

The Agency MBS portfolio’s net interest income decreased to $2.1 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004. The decrease is primarily due to the decrease in net interest spread from 3.34% during 2004 to 1.78% during 2005, partially offset by the growth of the portfolio in 2005.
The Agency MBS portfolio’s net interest spread decreased to 1.78% for the year ended December 31, 2005 from 3.34% for the year ended December 31, 2004. The decrease in the net interest spread was due to the increase in the effective interest expense rate to 3.28% for the year ended December 31, 2005 from 1.61% for the year ended December 31, 2004 that was partially offset by the increase in the effective interest income rate to 5.06% for the year ended December 31, 2005 from 4.95% for the year ended December 31, 2004. The increase in the effective interest expense rate was due to increases in the rate of one-month LIBOR.
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
The Agency MBS portfolio’s net interest spread decreased to 3.34% for the year ended December 31, 2004 from 3.54% for the year ended December 31, 2003. The decrease in the net interest spread was primarily due to an increase in the effective interest expense rate to 1.61% for the year ended December 31, 2004 from 1.16% for the year ended December 31, 2003 and that was partially offset by an increase in the effective interest income rate to 4.95% for the year ended December 31, 2004 from 4.70% for the year ended December 31, 2003. The increase in the effective interest expense rate is due to increases in the rate of one-month LIBOR. The increase in the effective interest income rate was due the purchase of higher coupon Agency MBS during 2004 as compared to 2003.
We attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency sMBS. However, these earnings are substantially economically offset by gains or losses from forward sales of like coupon Agency MBS.

The table below reflects the net economic impact of our Agency MBS portfolio for the year ended December 31, 2005 (dollars in thousands):

Net interest income	$2,134
Loss on mark to market of mortgage assets	(2,300)
Other gain (forward sales)	234

Total	$68

Dividends
We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant. In 2005, we declared, respectively, regular quarterly dividends of $0.30 per share, $0.30 per share, $0.25 per share, and $0.25 per share, aggregating to $1.10 per share. In each of 2003 and 2004, we declared regular quarterly dividends aggregating to $1.20 per share. In 2004, we also paid a special dividend of $0.40 per share reflecting the earnings for the year ended December 31, 2003.

Taxable Income
Taxable income for the year ended December 31, 2005 is approximately $7.3 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
The following table reconciles net income to estimated taxable income for the year ended December 31, 2005 (dollars in thousands):

Net Income — year ended December 31, 2005	$1,366
Add (deduct) differences:
Loss on mark to market of mortgage assets	3,203
Sale of mortgage securities	(1,044)
Loss on freestanding derivatives	534
Loan loss provision — net	17
Loss in subsidiaries not consolidated for tax purposes — net	2,168
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,105
Stock options exercised	(96)
Other	47

Estimated taxable income — year ended December 31, 2005	$7,300

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

Liquidity and Capital Resources
We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of December 31, 2005, we had $120 million of committed repurchase lines of credit. In addition, as of December 31, 2005, we had $145.6 million of uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot assure that we will be successful in obtaining such additional financing on favorable terms, if at all.
Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. Revenues have exceeded our operating costs for each of the last three years. Our repayment of CMO debt amounted to $23.8 million for 2005, $17.0 million for 2004 and $51.4 million for 2003. Our principal payments received on our CMOs were $6.5 million for 2005, $17.5 million for 2004 and $26.3 million for 2003. In addition, in 2003, we received proceeds from the sale of Mortgage Loans of $32.3 million. These Mortgage Loans were sold as part of the termination of the 1998-A and 1998-B securitizations. Our dividend payments are generally covered by our net income.
Our cash and cash equivalents increased in 2005 as compared to 2004 by $9.9 million primarily as a result of the net proceeds received from the creation of statutory trusts. Our cash and cash equivalents declined in 2004 as compared to 2003 by $12 million primarily as a result of the purchase of $11.1 million of Agency MBS that were not financed as of December 31, 2004.
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
Creation of Statutory Trusts
Hanover Statutory Trust I, “HST-I”, was created on February 24, 2005 for the exclusive purpose of issuing and selling trust preferred securities, which we refer to as “Trust Preferred Securities”. We invested $619,000 to purchase common securities of HST-I. On March 15, 2005, HST-I completed a $20 million offering of its Trust Preferred Securities in a private placement and used the proceeds from the offering and sale of its common securities to purchase $20.6 million of our junior subordinated notes due 2035.
The Trust Preferred Securities mature in 30 years and are redeemable in whole or in part, without penalty, at our option after five years. The Trust Preferred Securities require quarterly distributions and bear a fixed interest rate of 8.51% per annum for the first five years, after which the interest rate will reset quarterly at the prevailing three-month LIBOR rate plus 4.25% per annum.
On November 4, 2005, we completed a private placement of another $20 million of trust preferred securities (the “Trust Preferred Securities II”) through Hanover Statutory Trust II (“HST-II”), a statutory trust formed by us for that purpose.
The Trust Preferred Securities II require quarterly distributions and bear interest at a fixed rate of 9.209% per annum for the first five years and thereafter at a variable rate which will reset quarterly at the three-month LIBOR rate plus 4.25% per annum. The Trust Preferred Securities II mature in 30 years and are redeemable, in whole or in part, without penalty, at our option after five years.
The proceeds from the sale of the Trust Preferred Securities II and the common securities of HST-II were used by HST-II to purchase from us $20,619,000 in aggregate principal amount of our junior subordinated notes due 2035 (the “Notes”).
In addition to the Trust Preferred Securities transactions described above, we may access the capital markets in 2006 to raise additional capital. Any new capital raised will be used primarily to invest in our portfolio.

Off-Balance Sheet Arrangements
As of December 31, 2005, we have two types of off-balance sheet arrangements: forward commitments to sell mortgage-backed securities and retained credit risk. We enter into forward commitments to sell securities in order to economically hedge on-balance sheet assets. As of December 31, 2005, forward sales of Agency MBS totaled $82.0 million for which we had recorded a liability of approximately $0.5 million representing the fair value of such forward commitments. In addition, as of December 31, 2005, we retained the credit risk on $4.6 million of mortgage securities that we sold with recourse. Accordingly, we would be responsible for credit losses with respect to these securities.

Contractual Obligations
The following are our contractual obligations as of December 31, 2005 (dollars in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$52,677	$—	$—	$—	$52,677
Operating leases	3,462	696	1,439	1,327	—

Total	$56,139	$696	$1,439	$1,327	$52,677

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

Credit Risk
We believe the principal risk to our investment strategy is the credit performance of the domestic, residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the year ended December 31, 2005, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
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

Mortgage Loan Portfolio
We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with our Subordinate MBS portfolio, pre-purchase due diligence and ongoing surveillance is performed. To the extent the individual mortgage loans are in a CMO, we are not able to selectively sell these mortgage loans. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on at least a quarterly basis.
The following table describes the credit performance of our Mortgage Loan portfolio securitizations:
Mortgage Loan Portfolio Credit Performance
(dollars in thousands)
1999-B Securitization

	December 31,

	2005		2004

	Principal	# of	Principal	# of
	Balance	Loans	Balance	Loans

Current	$13,174	386	$16,161	471
30-59 days delinquent	1,024	72	1,757	114
60-89 days delinquent	115	13	203	19
90+ days delinquent	102	10	252	17
Foreclosure	122	7	410	7
Real Estate Owned	—	—	—	—
There were no losses allocated to our retained subordinate bonds for 2005 compared to $19,058 for 2004. Loan loss allowance as of December 31, 2005 totaled $0.3 million. We review loan loss allowance on at least a quarterly basis.

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
The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	December 31,

	2005		2004

	Principal	# of	Principal	# of
	Balance	Loans	Balance	Loans

Current	$35,292,095	71,088	$13,588,627	27,302
30-59 days delinquent	155,176	322	69,512	137
60-89 days delinquent	17,323	35	2,512	6
90+ days delinquent	7,424	16	942	2
Foreclosure	6,759	15	2,466	4
Real Estate Owned	1,025	2	—	—
We had nominal total losses allocated to our Subordinate MBS portfolio for each of 2005 and 2004.
The following table describes the distribution of our Subordinate MBS portfolio by rating:
Subordinate MBS Portfolio Credit Ratings
(dollars in thousands)

	December 31,

	2005		2004

	Par	Carrying	Par	Carrying
	Value	Value	Value	Value

BB-rated	$38,225	$32,380	$29,608	$25,295
B-rated	82,906	58,407	31,510	21,219
Non-rated	53,606	16,180	26,342	7,798

Total Subordinate MBS Portfolio	$174,737	$106,967	$87,460	$54,312

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

Mortgage Loan Portfolio
Our Mortgage Loan portfolio has one outstanding CMO, 1999-B, and a securitization 2000-A that is collateralized by certificates from 1999-B.
During June 2005, we exercised an available call option to retire the entire 1999-A CMO borrowing. At December 31, 2004, the CMO had an outstanding borrowing balance and collateral carrying value of approximately $18,099,000 and $18,083,000, respectively. As a result of the call and retirement of the CMO, we realized a gain in the year ended December 31, 2005, of approximately $149,000.

In conjunction with the call and retirement of the 1999-A CMO, we acquired the mortgage loans of 1999-A. The loans were acquired at estimated fair market value. These loans were classified as mortgage loans held for sale at time of purchase in accordance with our policy.
A summary of the 1999-A mortgage loans purchased is as follows (dollars in thousands):

Mortgage loans acquired at fair market value	$20,139
Principal value of mortgage loans	19,529

Premium paid	$610

In the 1999-B CMO, the Mortgage Loans were match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt where we retained only the subordinate certificates. The Mortgage Loans for 1999-B are a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread we own a cap on one-month LIBOR with a strike rate of 5% and maturity date of October 2006. The notional amount of the cap was $23.5 million until October 2005 and is $20 million until October 2006.
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

Subordinate MBS Portfolio
Our Subordinate MBS portfolio is funded with Repurchase Agreements that generally re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR, there is the potential for variability in our net interest income. To manage this re-pricing risk, as of December 31, 2005, approximately 9% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
In addition, as of December 31, 2005, we owned a $20 million notional amount, 6% LIBOR cap interest rate agreement that matures November 2008.

Agency MBS Portfolio
Our Agency MBS trading portfolio consists of fixed-rate bonds generally financed under one-month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have entered into forward commitments to sell a similar amount of to be announced Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools.

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

Mortgage Loan Portfolio
A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party mark to market prices or internal projections. As of December 31, 2005, one bond from the 2000-A securitization is financed via a $0.8 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

Subordinate MBS Portfolio
Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income unless deemed other than temporary in which case the changes would be charged to income. Determination of market value is established by taking the lower of independent third party valuations or internally generated valuations.

Agency MBS Portfolio
Securities in our Agency MBS portfolio are classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sold securities. Agency securities classified as held to maturity are reported at amortized cost.

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

Quantitative Disclosure about Market Risk

Agency MBS Portfolio
Our Agency MBS portfolio consists of market risk sensitive instruments classified as trading and held to maturity securities. The following tables describe the Agency MBS portfolio instruments and the forward sales used to economically hedge the trading securities in this portfolio, as of December 31, 2005 (dollars in thousands):
Agency MBS Portfolio Assets

	December 31, 2005

					Weighted
	Principal	Carrying	Fair		Average
Security Type	Balance	Value	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$40,983	$40,609	$40,609	5.50%	337 months
Fannie Mae MBS 30 Year Fixed Rate	23,703	23,477	23,477	5.50%	335 months
Fannie Mae MBS 30 Year Fixed Rate	11,211	10,868	10,868	5.00%	324 months
Fannie Mae MBS 30 Year Fixed Rate	1,910	2,018	2,014	7.50%	212 months
Fannie Mae MBS 30 Year Fixed Rate	2,931	3,145	3,140	8.00%	187 months
Fannie Mae MBS 30 Year Fixed Rate	1,732	1,892	1,889	9.00%	140 months
Fannie Mae MBS 30 Year Fixed Rate	886	979	977	10.00%	120 months
Fannie Mae MBS 15 Year Fixed Rate	7,609	7,533	7,533	5.00%	145 months
Agency MBS Portfolio Forward Sales

	December 31, 2005

		Contractual			Weighted
	Principal	Forward Sale	Market		Average
Security Type	Balance	Amount	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$41,000	$40,398	$40,616	5.5%	TBA Security
Fannie Mae MBS 30 Year Fixed Rate	23,700	23,330	23,463	5.5%	TBA Security
Fannie Mae MBS 30 Year Fixed Rate	11,200	10,764	10,846	5.0%	TBA Security
Fannie Mae MBS 15 Year Fixed Rate	7,600	7,483	7,516	5.0%	TBA Security
Subordinate MBS Portfolio
Our Subordinate MBS portfolio consists of market risk sensitive instruments entered into for purposes other than trading purposes. We believe the principal risk to our Subordinate MBS portfolio is the credit performance of the individual securities. The following tables present the principal balance and weighted-average portfolio coupon rate as of December 31, 2005 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupon rate under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2005.
Subordinate MBS Portfolio (dollars in thousands):

December 31,
2005

Principal Balance	$174,737
Carrying Value	106,967
Weighted-Average Coupon Rate	5.12%

Subordinate MBS Portfolio Loss Sensitivity (dollars in thousands):

Loss
Scenario		2006	2007	2008	2009	2010	Thereafter

0%	Total Principal Reduction	$1,242	$5,690	$21,460	$24,395	$20,300	$101,650
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	5.17%	5.22%	5.29%	5.42%	5.73%	5.94%
50%	Total Principal Reduction	1,298	6,683	23,150	25,900	21,223	96,483
	Total Losses	45	913	1,828	2,044	1,736	5,254
	Weighted-Average Coupon Rate	5.17%	5.22%	5.29%	5.42%	5.73%	5.92%
100%	Total Principal Reduction	1,354	7,602	24,778	27,413	22,043	91,547
	Total Losses	90	1,826	3,656	4,088	3,472	10,346
	Weighted-Average Coupon Rate	5.17%	5.22%	5.29%	5.42%	5.73%	5.92%
150%	Total Principal Reduction	1,411	8,596	26,443	28,767	22,369	87,151
	Total Losses	135	2,738	5,485	6,132	5,209	15,634
	Weighted-Average Coupon Rate	5.17%	5.22%	5.29%	5.42%	5.73%	5.91%
200%	Total Principal Reduction	1,467	9,590	28,122	29,744	23,350	82,464
	Total Losses	180	3,651	7,314	8,173	6,988	21,101
	Weighted-Average Coupon Rate	5.17%	5.22%	5.29%	5.42%	5.72%	5.90%

Mortgage Loan Portfolio — CMO
Our Mortgage Loan portfolio consists of market risk sensitive instruments classified as held for investment. We believe the principal risk to our Mortgage Loan portfolio is the credit performance of the individual mortgage loans. The following tables present the principal balance and weighted-average portfolio coupon rates as of December 31, 2005 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupons under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2005.
Mortgage Loan Portfolio: 1999-B Assets (dollars in thousands):

December 31,
2005

Principal Balance	$14,537
Carrying Value	14,074
Fair Value	14,345
Weighted-Average Coupon Rate	5.89%

Mortgage Loan Portfolio: 1999-B Assets Loss Sensitivity (dollars in thousands):

Loss
Scenario		2006	2007	2008	2009	2010	Thereafter

0%	Total Principal Reduction	$3,852	$2,884	$2,151	$1,597	$1,182	$2,871
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	6.67%	6.69%	6.73%	6.87%	6.75%	6.92%
50%	Total Principal Reduction	3,867	2,890	2,149	1,594	1,179	2,858
	Total Losses	17	12	5	3	2	3
	Weighted-Average Coupon Rate	6.66%	6.69%	6.73%	6.87%	6.75%	6.92%
100%	Total Principal Reduction	3,882	2,895	2,147	1,591	1,176	2,846
	Total Losses	33	23	9	5	4	5
	Weighted-Average Coupon Rate	6.66%	6.69%	6.73%	6.87%	6.75%	6.92%
150%	Total Principal Reduction	3,897	2,901	2,146	1,588	1,173	2,832
	Total Losses	50	35	14	8	6	8
	Weighted-Average Coupon Rate	6.66%	6.69%	6.73%	6.87%	6.75%	6.92%
200%	Total Principal Reduction	3,912	2,906	2,144	1,585	1,170	2,820
	Total Losses	67	46	18	10	8	10
	Weighted-Average Coupon Rate	6.66%	6.69%	6.73%	6.87%	6.75%	6.92%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Reports of Independent Registered Public Accounting Firms thereon, begin on page F-1 of this Report on Form 10-K.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.
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
The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
		See Part II, Item 8 hereof.
	(2)	Financial Statement Schedules
		See Part II, Item 8 hereof.
	(3)	Exhibits
		Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

Hanover Capital Mortgage Holdings, Inc.

By:	/s/ Harold F. McElraft

Harold F. McElraft
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ John A. Burchett John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Irma N. Tavares Irma N. Tavares	Chief Operating Officer, Senior Managing Director and a Director

/s/ Joyce S. Mizerak Joyce S. Mizerak	Senior Managing Director, Secretary and a Director

/s/ George J. Ostendorf George J. Ostendorf	Senior Managing Director and a Director

/s/ John A. Clymer John A. Clymer	Director

/s/ Joseph J. Freeman Joseph J. Freeman	Director

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director

/s/ Saiyid T. Naqvi Saiyid T. Naqvi	Director

/s/ John N. Rees John N. Rees	Director

/s/ James F. Stone James F. Stone	Director

/s/ Harold F. McElraft Harold F. McElraft	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(8)	Amended Articles of Incorporation of Registrant, as amended

3.2(1)	Bylaws of Registrant

4.1(1)	Specimen Common Stock Certificate of Registrant

4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6(21)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7(21)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8(21)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9(21)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)	1999 Equity Incentive Plan

10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

Exhibit	Description

10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.13.6(21)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.15.2	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description

10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.

10.31.9(21)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.

10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004

Exhibit	Description

10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18(21)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.38.2(21)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3(21)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

21	Subsidiaries of Hanover Capital Mortgage Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

(21)	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
     Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, other comprehensive income (loss), stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment.

/s/ GRANT THORNTON LLP
New York, New York
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
     Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Hanover Capital Mortgage Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hanover Capital Mortgage Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for the two years then ended and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
New York, New York
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries
Edison, New Jersey
We have audited the accompanying consolidated statements of income, other comprehensive income (loss), stockholders’ equity, and cash flows of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, other comprehensive income (loss) and cash flows of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 23, the accompanying 2003 Consolidated Statements of Income and Cash Flows have been restated.

/s/ DELOITTE & TOUCHE LLP
New York, New York
April 13, 2004 (March 29, 2005 as to the effects of the restatement discussed in Note 23)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$30,495	$20,604
Accounts receivable	2,606	2,153
Accrued interest receivable	1,382	1,036
Mortgage loans
Held for sale	10,061	175
Collateral for CMOs	14,074	40,926
Mortgage securities ($188,398 and $153,454 pledged under Repurchase Agreements as of December 31, 2005 and 2004, respectively)
Trading	82,487	110,268
Available for sale	106,967	54,312
Held to maturity	8,034	—
Other subordinate security, held to maturity	2,703	—
Equity investments in unconsolidated affiliates	1,289	3,067
Other assets	12,089	9,597

	$272,187	$242,138

LIABILITIES
Repurchase agreements	$154,268	$130,102
Collateralized mortgage obligations (CMOs)	11,438	35,147
Dividends payable	2,124	2,514
Accounts payable, accrued expenses and other liabilities	3,498	3,156
Liability to subsidiary trusts issuing preferred and capital securities	41,239	—

	212,567	170,919

Contingencies	—	—
Minority interest in equity of consolidated affiliate	189	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,496,162 and 8,381,583 shares issued and outstanding as of December 31, 2005 and 2004, respectively	85	84
Additional paid-in capital	104,231	103,126
Notes receivable from related parties	—	(583)
Retained earnings (deficit)	(38,737)	(30,779)
Deferred stock-based compensation	(205)	—
Accumulated other comprehensive (loss) income	(5,943)	(629)

	59,431	71,219

	$272,187	$242,138

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

			(As restated,
			see Note 23)
REVENUES
Interest income	$16,190	$14,187	$10,480
Interest expense	8,284	4,272	4,115

Net interest income	7,906	9,915	6,365
Loan loss provision	26	36	53

Net interest income after loan loss provision	7,880	9,879	6,312
Gain on sale of mortgage assets	4,515	10,400	9,483
(Loss) gain on mark to market of mortgage assets	(2,715)	237	(829)
Gain (loss) on freestanding derivatives	180	(4,389)	(222)
Due diligence fees	13,240	8,888	9,917
Technology	3,028	2,779	2,782
Loan brokering and advisory services	1,651	2,707	3,312
Reimbursed out-of-pocket expenses	2,636	1,403	1,354
Other income	560	307	162

Total revenues	30,975	32,211	32,271

EXPENSES
Personnel	10,039	10,741	10,776
Subcontractors	6,781	4,184	4,344
Legal and professional	2,876	2,973	1,595
General and administrative	1,844	1,669	2,131
Depreciation and amortization	1,283	968	1,535
Occupancy	604	513	481
Technology	1,499	874	273
Travel and entertainment	454	423	806
Out-of-pocket expenses reimbursed	2,636	1,403	1,354
Other	1,311	876	493

Total expenses	29,327	24,624	23,788

Operating income	1,648	7,587	8,483
Equity in (loss) income of unconsolidated affiliates	(165)	445	1
Minority interest in loss of consolidated affiliate	(57)	—	—

Income before income tax provision (benefit)	1,540	8,032	8,484
Income tax provision (benefit)	174	(89)	444

NET INCOME	$1,366	$8,121	$8,040

BASIC EARNINGS PER SHARE	$0.16	$0.98	$1.38

DILUTED EARNINGS PER SHARE	$0.16	$0.97	$1.35

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Net income	$1,366	$8,121	$8,040
Other comprehensive (loss) income, net of tax effect of $0:
Net unrealized (loss) gain on mortgage securities classified as available-for-sale	(5,556)	(736)	3,164
Reclassification adjustment for net gain (loss) included in net income	242	(116)	(3,301)
Reclassification adjustment for net gain on interest rate caps designated as hedges included in net income	—	—	9

Other comprehensive (loss) income	(5,314)	(852)	(128)

Comprehensive (loss) income	$(3,948)	$7,269	$7,912

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Notes
				Receivable			Accumulated
	Common Stock		Additional	from	Retained	Deferred	Other
			Paid-In	Related	Earnings	Stock-Based	Comprehensive
	Shares	Amount	Capital	Parties	(Deficit)	Compensation	(Loss) Income	Total

BALANCE, JANUARY 1, 2003	4,474,222	$45	$67,990	$(1,750)	$(25,322)	$—	$351	$41,314
Common stock paid for acquisition	60,180	—	457	—	—	—	—	457
Net proceeds from secondary offering	3,450,000	35	31,466	—	—	—	—	31,501
Settlement of notes receivable from officers through common stock repurchase	(29,276)	—	(225)	—	—	—	—	(225)
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	583	—	—	—	583
Common stock earned by Principals	72,222	1	921	—	—	—	—	922
Exercise of stock options	165,555	1	670	—	—	—	—	671
Net income	—	—	—	—	8,040	—	—	8,040
Other comprehensive income (loss)	—	—	—	—	—	—	(128)	(128)
Dividends declared	—	—	—	—	(8,316)	—	—	(8,316)

BALANCE, DECEMBER 31, 2003	8,192,903	82	101,279	(1,167)	(25,598)	—	223	74,819
Common stock paid for acquisition	35,419	—	494	—	—	—	—	494
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	584	—	—	—	584
Common stock earned by Principals	72,222	1	848	—	—	—	—	849
Exercise of stock options	75,646	1	424	—	—	—	—	425
Stock issued under Executive Compensation Plan	5,393	—	81	—	—	—	—	81
Net income	—	—	—	—	8,121	—	—	8,121
Other comprehensive income (loss)	—	—	—	—	—	—	(852)	(852)
Dividends declared	—	—	—	—	(13,302)	—	—	(13,302)

BALANCE, DECEMBER 31, 2004	8,381,583	84	103,126	(583)	(30,779)	—	(629)	71,219
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	583	—	—	—	583
Common stock earned by Principals	72,222	1	761	—	—	—	—	762
Common stock grants to key employees	22,000	—	236	—	—	(236)	—	—
Amortization of deferred stock grant to key employees	—	—	—	—	—	31	—	31
Exercise of stock options	18,000	—	83	—	—	—	—	83
Stock issued under Executive Compensation Plan	2,357	—	25	—	—	—	—	25
Net income	—	—	—	—	1,366	—	—	1,366
Other comprehensive income (loss)	—	—	—	—	—	—	(5,314)	(5,314)
Dividends declared	—	—	—	—	(9,324)	—	—	(9,324)

BALANCE, DECEMBER 31, 2005	8,496,162	$85	$104,231	$—	$(38,737)	$(205)	$(5,943)	$59,431

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2005	2004	2003

OPERATING ACTIVITIES
Net income	$1,366	$8,121	$8,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,283	968	1,535
Common stock issued to Principals	762	849	922
Stock-based compensation	31	—	—
Accretion of net discount	(2,665)	(2,332)	(1,138)
Loan loss provision	26	36	53
Loss (gain) recognized from mark to market of mortgage assets	2,715	(237)	829
Undistributed losses (earnings) of unconsolidated affiliates — net	165	(445)	—
Minority interest in earnings (loss) of consolidated affiliate	(57)	—	—
Gain on sale of mortgage assets	(4,515)	(10,400)	(9,483)
(Gain) loss on disposition of real estate owned	62	(27)	51
(Gain) loss on paid-in-full mortgage loans	—	(19)	7
Purchase of mortgage securities classified as trading	—	(80,127)	(7,955)
Principal collections on mortgage securities classified as trading	25,207	—	—
Sale of trading securities	—	—	11,108
Purchase of mortgage loans classified as held for sale	(20,139)	—	—
Principal collections on mortgage loans classified as held for sale	4,593	—	—
(Increase) decrease in accounts receivable	(420)	334	(781)
Increase in accrued interest receivable	(346)	(10)	(66)
Decrease in notes receivable from related parties	—	—	813
(Increase) decrease in other assets	(322)	168	(4,016)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	166	(913)	1,870

Net cash provided by (used in) operating activities	7,912	(84,034)	1,789

INVESTING ACTIVITIES
Purchase of mortgage securities classified as available for sale	(113,054)	(77,272)	(91,348)
Purchase of held to maturity security	(2,681)	—	—
Proceeds from the closing of CMOs	20,799	—	32,926
Principal collections on mortgage securities	861	10,903	2,922
Principal collections on CMO collateral	6,533	17,491	26,279
Proceeds from sale of mortgage assets	60,772	75,915	23,531
Proceeds from disposition of real estate owned	912	44	175
Cash acquired in (paid for) acquisitions	1,158	—	(75)
Capital investment in unconsolidated affiliates	(2,225)	(537)	(3,647)
Capital distributions in excess of earnings of unconsolidated affiliate	—	—	6,201

Net cash (used in) provided by investing activities	(26,925)	26,544	(3,036)

FINANCING ACTIVITIES
Proceeds from issuance of junior subordinated notes to subsidiary trusts issuing preferred and capital securities	41,239	—	—
Proceeds from exercise of stock options	83	425	671
Increase in borrowings using repurchase agreements	24,166	74,702	49,117
Repayment of borrowings on line of credit	(3,681)	—	—
Payments on CMOs	(23,772)	(16,959)	(51,441)
Net proceeds from secondary offering	—	—	31,502
Payment of dividends	(9,714)	(13,246)	(6,977)
Repurchase of common stock	—	—	(225)
Decrease in notes receivable from related party	583	584	583

Net cash provided by financing activities	28,904	45,506	23,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,891	(11,984)	21,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,604	32,588	10,605

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,495	$20,604	$32,588

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.	ORGANIZATION AND BASIS OF PRESENTATION
Hanover Capital Mortgage Holdings, Inc. (“Hanover”) was incorporated in Maryland on June 10, 1997. Hanover is a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Hanover has two primary subsidiaries: Hanover Capital Partners Ltd. (“HCP”) and HanoverTrade, Inc. (“HT”). References to the “Company” mean Hanover together with its consolidated subsidiaries.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of certain revenues and expenses. Estimates, by their nature, are based on judgment and available information. Actual results could differ from the estimates. The Company’s estimates and assumptions arise primarily from risks and uncertainties associated with the determination of the fair value of, and recognition of interest income and impairment on, its mortgage securities. For purposes of determining the fair value of its mortgage securities, the Company defines the term fair value as the price which the mortgage securities may bring when they are offered for sale by one who is willing, but not obligated, to sell them, and are bought by one who is willing, or desires, to purchase, but is not compelled to do so. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, it is possible that prices received through sales of the Company’s mortgage securities would differ from the Company’s estimates of fair value.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, U.S. Treasury bills, overnight investments deposited with banks and money market mutual funds primarily invested in government securities and commercial paper with weighted maturities less than 90 days.
Mortgage Loans
Mortgage loans that are securitized in a collateralized mortgage obligation (“CMO”) are classified as collateral for CMOs. Mortgage loans classified as collateral for CMOs are carried at amortized cost, net of allowance for loan losses. Mortgage loans classified as held for sale are carried at the lower of cost or

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market, with any unrealized losses included in operating income. Purchase discounts are not amortized for mortgage loans classified as held for sale.
Mortgage loan transactions are recorded on the date the mortgage loans are purchased or sold. Mortgage loans are classified as held for sale at the time of purchase until a review of the individual loans is completed (generally three to nine months). At the completion of this review, the loans may be sold, grouped into pools of loans, and/or reclassified to other than held for sale.
The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.
The Company seeks to limit its exposure to credit losses on its portfolio of mortgage loans by performing a due diligence review on loans purchased. The due diligence review encompasses the borrower’s credit, the enforceability of the documents, and the value of the mortgaged property. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for known losses in its mortgage loan portfolio if the impairment is deemed to be other-than-temporary. The provision is based on management’s assessment of numerous factors affecting its portfolio of mortgage loans including, but not limited to, current and projected economic conditions, delinquency status, losses to date on mortgages and remaining credit protection. Management reevaluates the adequacy of the Company’s loan loss allowance on at least a quarterly basis.
Mortgage Securities
The Company invests in subordinate mortgage-backed securities issued by third parties that are collateralized by pools of prime single-family mortgage loans. These loans are primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae, Freddie Mac and Ginnie Mae. Subordinate interests have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. These securities are generally rated below investment-grade and, as a result, are typically purchased at a substantial discount. The purchase discount is accreted as interest income using the effective yield method. The objective of the effective yield method is to arrive at periodic interest income or expense at a constant effective yield over each security’s remaining effective life. For the Company’s subordinate mortgage-backed securities, an initial effective yield is calculated by estimating the cash flows associated with each subordinate security. The Company continues to update the estimate of cash flows over the life of the subordinate security. If the estimated future cash flows change, the effective yield is recalculated and the periodic accretion of the purchase discount is adjusted over the remaining life of the subordinate security. If the fair value of the subordinate security declines below its carrying amount, and the decline is determined to be an other-than-temporary decline, then an other-than-temporary impairment charge is included in current period earnings.
The Company also invests in mortgage-backed securities issued by Fannie Mae and Freddie Mac, or Agency mortgage-backed securities. Although not rated, Agency mortgage-backed securities carry an implied “AAA” rating. Generally, the Company purchases Agency mortgage-backed securities at a premium. Purchase premiums are amortized as a component of net interest income using the effective yield method.
The Company’s policy is to generally classify subordinate mortgage-backed securities as available for sale as they are acquired. Management reevaluates the propriety of its classification of the mortgage securities on a quarterly basis.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage securities designated as available for sale are reported at estimated fair value, with unrealized gains and losses included in comprehensive income. Unrealized losses considered to be other-than-temporary impairments are reported as a component of gain (loss) on mark to market of mortgage assets.
Mortgage securities designated as trading are reported at estimated fair value. Gains and losses resulting from changes in estimated fair value are recorded as a component of gain (loss) on mark to market of mortgage assets.
Mortgage securities and other subordinate securities designated as held to maturity are reported at amortized cost unless a decline in value is deemed other-than-temporary, in which case an unrealized loss is recognized as a component of gain (loss) on mark to market of mortgage assets. The amortization of premiums or accretion of discounts are included as a component of net interest income.
Mortgage securities transactions are recorded on trade date for mortgage securities purchased or sold. Purchases of new issue mortgage securities are recorded when all significant uncertainties regarding the characteristics of the mortgage securities are removed, generally on closing date. The amortization of purchase premiums or the accretion of purchase discounts are recognized as a component of net interest income over the estimated lives of the related assets using the effective yield method adjusted for the effects of estimated prepayments and estimated losses. Realized gains and losses on mortgage securities transactions are determined on the specific identification method.
Equity Investments
Prior to June 2005, Hanover recorded its investment in HDMF-I LLC (“HDMF-I”) based on the equity method, recording its proportionate share of the earnings or losses of HDMF-I. In June 2005, Hanover acquired a majority ownership of HDMF-I and began to consolidate the balance sheet and statement of income of HDMF-I into the company’s consolidated balance sheets and statements of income. See Note 16 for further information.
Hanover records its investments in Hanover Statutory Trust I and Hanover Statutory Trust II on the equity method. See Note 11 for further information.
Repurchase Agreements
Securities sold under repurchase agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, plus accrued interest.
Financial Instruments
The Company enters into forward sales of mortgage securities issued by U.S. government agencies to manage its exposure to changes in interest rates in its portfolio of similar mortgage securities. These instruments are considered economic hedges and are considered freestanding derivatives for accounting purposes. The Company recognizes changes in the fair value of such economic hedges and the proceeds or payments in connection with the monthly close-out of the position as a component of gain (loss) on freestanding derivatives.
The Company also enters into interest rate caps to manage its interest rate exposure on financing under certain repurchase agreements. Interest rate caps are considered freestanding derivatives for accounting purposes. Changes in fair value are recognized as a component of gain (loss) on freestanding derivatives.
Revenue Recognition
Revenues from due diligence services provided by HCP include fees earned and reimbursed out-of-pocket expenses from providing consulting and outsourcing services for third parties in the mortgage industry,

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including loan file due diligence reviews, staffing solutions and mortgage assignment and collateral rectification services. Due diligence services are generally fixed-price or time-and-materials contracts and are short-term in nature (generally taking less than 30 days to complete).
Revenues from loan brokering and advisory services are recognized concurrently with the closing and funding of transactions, at which time fees are earned. At the time of closing a transaction, the number of loans, loan principal balance and purchase price in the transaction are agreed upon, documentation is signed and the sale is funded.
Revenues from technology provided by HT include fees earned from consulting services, the licensing of software and hosting of systems. The percentage-of-completion method is used to recognize revenues and profits for long-term technology consulting contracts. Progress towards completion is measured using the efforts-expended method or the contract milestones method. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the efforts-expended method, revenues and profits are recognized based on the extent of progress as measured by the ratio of hours performed at the measurement date to estimated total hours at completion. Estimated hours include estimated hours of employees and subcontractors engaged to perform work under the contract. Under the contract milestones method, revenues and profits are recognized based on results achieved in accordance with the contract in consideration of remaining obligations. Revenues from monthly license or hosting arrangements are recognized on a subscription basis over the period in which the client uses the product.
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
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in earnings and losses. Shares issued during the period and shares reacquired during the period are weighted for the period they were outstanding.
Comprehensive Income
Current period unrealized gains and losses on available for sale securities are reported as a separate component of comprehensive (loss) income. Cumulative unrealized gains and losses are reported as accumulated other comprehensive (loss) income.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
Hanover applies Accounting Principles Board “APB” Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans, as more thoroughly described in Note 12 to the Consolidated Financial Statements. No compensation cost has been recognized for its stock options in the financial statements for 2005, 2004 and 2003. Had the Company determined compensation cost based on the fair value as of the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income:
As reported	$1,366	$8,121	$8,040
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1)	(4)	(16)

Pro forma	$1,365	$8,117	$8,024

Basic earnings per share:
As reported	$0.16	$0.98	$1.38

Pro forma	$0.16	$0.98	$1.38

Diluted earnings per share:
As reported	$0.16	$0.97	$1.35

Pro forma	$0.16	$0.97	$1.35

The per share weighted-average fair value of stock options granted for the years ended December 31, 2005, 2004 and 2003 was $0.49, $1.06 and $0.46, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected life (years)	10	10	6
Risk-free interest rate	4.12%	4.70%	3.81%
Volatility	25.00%	29.51%	28.28%
Expected dividend yield	10.53%	9.41%	10.94%
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach.
SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R, as amended by SEC RIN 3235-AJ39 “Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment”, is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2005 (i.e., the year beginning January 1, 2006). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) any new awards granted after January 1, 2006 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of January 1, 2006, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123R pro forma disclosure. As of December 31, 2005, the Company had no stock options outstanding for which compensation expense would be recognized after adoption of SFAS No. 123R.
On November 3, 2005 the FASB issued FASB Staff Position Nos. FAS 115 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, among others.
The disclosure guidance of this FSB has been implemented and presented elsewhere in the Notes to Consolidated Financial Statements. The adoption of the recognition and measurement guidance of this FAS, required to be applied to reporting periods beginning after December 15, 2005, is not expected to have a significant impact on the financial position or results of operations of the Company.
The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty (“Same Party Transactions”). The majority of the Company’s financings of its Agency MBS and Subordinate MBS portfolios was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. The Company recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on its consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on the Company’s consolidated statements of income.
The issue surrounds a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by the Company because the mortgage-backed securities purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met, the Company would be required to record the transaction on a net basis, with the Company recording only an asset equal to the amount of the security, net of the related financing. In addition, the Company would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.
A resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of December 31, 2005, the carrying value of the Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $180,707,000, or 95.7%, of the carrying value. The corresponding amounts borrowed under repurchase agreements were approximately $145,572,000.

3.	MORTGAGE LOANS
During June 2005, the Company exercised an available call option to retire the entire CMO borrowing name 1999-A. At December 31, 2004, the CMO had an outstanding borrowing balance and collateral carrying value of approximately $18,099,000 and $18,083,000, respectively. As a result of the call and retirement of the CMO, the Company realized a gain for the year ended December 31, 2005 of approximately $149,000.
In conjunction with the call and retirement of the 1999-A CMO, the Company acquired the mortgage loans of 1999-A. The loans were acquired at estimated fair market value.
A summary of the 1999-A mortgage loans purchase is as follows (dollars in thousands):

Mortgage loans acquired at fair market value	$20,139
Principal value of mortgage loans	19,529

Premium paid	$610

Mortgage Loans — Held for Sale
(dollars in thousands)

	December 31, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$6,712	$3,478	$10,190	$12	$163	$175
Net premium (discount)	38	34	72	—	—	—
Mark to market adjustments	(133)	(68)	(201)	—	—	—

Carrying value of mortgage loans	$6,617	$3,444	$10,061	$12	$163	$175

As of December 31, 2005 and 2004, the Company had approximately $3,545,000 and $0, respectively, of mortgage loans held for sale pledged as collateral for repurchase agreements.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	December 31, 2005			December 31, 2004

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$3,046	$11,491	$14,537	$23,058	$18,139	$41,197
Net premium (discount) and deferred financing costs	(37)	(142)	(179)	255	(102)	153
Loan loss allowance	(60)	(224)	(284)	(192)	(232)	(424)

Carrying value of mortgage loans	$2,949	$11,125	$14,074	$23,121	$17,805	$40,926

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance, beginning of period	$424	$407	$571
Loan loss provision	26	36	53
Sales	(157)	—	(185)
Charge-offs	(9)	(19)	(32)

Balance, end of period	$284	$424	$407

The following table presents delinquency rates for such mortgage loans:

	December 31,

	2005	2004

30-59 days delinquent	13.69%	14.24%
60-89 days delinquent	2.92%	2.18%
90 or more days delinquent	8.00%	5.08%
Loans in foreclosure	2.07%	2.59%
Real estate owned	0.00%	0.39%
The Company realized credit losses of approximately $9,000, $19,000 and $32,000 on the mortgage loan assets that have been recorded as charge-offs to the Company’s loan loss allowance, for the years ended December 31, 2005, 2004 and 2003, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	MORTGAGE AND OTHER SUBORDINATE SECURITIES
Mortgage Securities Classified as Trading
(dollars in thousands)

	December 31,

	2005			2004

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$83,505	$—	$83,505	$97,763	$10,949	$108,712
Net premium	755	—	755	839	190	1,029

Amortized cost	84,260	—	84,260	98,602	11,139	109,741
Gross unrealized gain	36	—	36	1,302	—	1,302
Gross unrealized loss	(1,809)	—	(1,809)	(762)	(13)	(775)

Carrying value	$82,487	$—	$82,487	$99,142	$11,126	$110,268

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	December 31,

	2005			2004

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$172,836	$1,901	$174,737	$87,460	$—	$87,460
Net (discount)	(60,985)	(843)	(61,828)	(32,519)	—	(32,519)

Amortized cost	111,851	1,058	112,909	54,941	—	54,941
Gross unrealized gain	263	2	265	474	—	474
Gross unrealized loss	(6,203)	(4)	(6,207)	(1,103)	—	(1,103)

Carrying value	$105,911	$1,056	$106,967	$54,312	$—	$54,312

Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,

	2005			2004

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$7,460	$7,460	$—	$—	$—
Net premium	—	574	574	—	—	—

Amortized cost	—	8,034	8,034	—	—	—
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$8,034	$8,034	$—	$—	$—

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Subordinate Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,

	2005			2004

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$—	$—
Net (discount)	—	(1,109)	(1,109)	—	—	—

Amortized cost	—	2,703	2,703	—	—	—
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,703	$2,703	$—	$—	$—

As of December 31, 2005, the carrying value of the Company’s mortgage securities classified as trading and available for sale included approximately $1,809,000 and $6,207,000, respectively, of gross unrealized losses that the Company did not consider to be other-than-temporary impairments. These temporary declines in market value were not deemed to be other-than-temporary impairments as they were not attributable to significant adverse changes in loss or prepayment assumptions. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value. The market value and gross unrealized loss for those securities with unrealized losses by duration, as of December 31, 2005, are as follows (dollars in thousands):

	Trading		Available for Sale

		Gross		Gross
	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss

Less than 12 months	$17,570	$404	$84,429	$5,393
12 months or longer	31,939	1,405	1,390	814

Total	$49,509	$1,809	$85,819	$6,207

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity

	December 31,		December 31,		December 31,

	2005	2004	2005	2004	2005	2004

Fixed-Rate Agency Mortgage-Backed Securities	$82,487	$110,268	$—	$—	$8,034	$—
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	31,417	11,844	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,703	—
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	75,550	42,468	—	—

Carrying value of mortgage and other subordinate securities	$82,487	$110,268	$106,967	$54,312	$10,737	$—

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value of the Company’s available for sale mortgage securities by estimated average life until payment in full, as of December 31, 2005, are as follows (dollars in thousands):

Average Life	Carrying Value

Within one year	$—
After one year through five years	17,701
After five years through ten years	62,976
After ten years	26,290

$106,967

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.
The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2005, 2004 and 2003 were as follows (dollars in thousands):

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of subordinate MBS — Year ended December 31, 2005	$60,772	$4,587	$449

Sale of subordinate MBS — Year ended December 31, 2004	$75,747	$10,430	$69

Sale of subordinate MBS — Year ended December 31, 2003	$23,531	$6,936	$171

Included in (loss) gain on mark to market of mortgage assets for the years ended December 31, 2005 and 2004 are approximately $2,300,000 of net unrealized losses and approximately $192,000 of net unrealized gains from trading securities held as of December 31, 2005 and 2004, respectively. Also included in (loss) gain on mark to market of mortgage assets for the year ended December 31, 2003 is approximately $446,000 of gross gains and approximately $111,000 of gross losses from transfers of securities from available for sale to trading.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	CONCENTRATION OF CREDIT RISK
Mortgage Loans
The Company’s exposure to credit risk associated with its investment activities is measured on an individual borrower basis as well as by groups of borrowers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in mortgage loans held for sale and held as collateral for CMOs in certain geographic areas. As of December 31, 2005, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans is as follows:

	Held	Collateral
State	for Sale	for CMOs

California	6%	8%
Connecticut	6%	10%
Florida	9%	8%
Illinois	—	5%
Maryland	—	10%
New Jersey	9%	8%
Pennsylvania	7%	—
South Carolina	14%	—
Texas	12%	14%

Total	63%	63%

Mortgage and Other Subordinate Securities
The Company’s exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers (dollars in thousands):

	December 31, 2005

		Available
Issuer	Trading	for Sale	Held to Maturity	Total

Issuer 1	$41,878	$—	$8,034	$49,912
Issuer 2	40,609	—	—	40,609
Issuer 3	—	24,632	—	24,632
Issuer 4	—	23,332	—	23,332
Issuer 5	—	17,284	—	17,284
Issuer 6	—	11,950	—	11,950
Issuer 7	—	6,979	—	6,979
Issuer 8	—	5,896	—	5,896
Issuer 9	—	5,564	—	5,564
Issuer 10	—	4,048	—	4,048
Issuer 11	—	3,983	—	3,983
Issuer 12	—	—	2,703	2,703
Issuer 13	—	1,765	—	1,765
Issuer 14	—	1,056	—	1,056
Issuer 15	—	478	—	478

Total	$82,487	$106,967	$10,737	$200,191

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the normal course of its business, the Company has concentrations of credit risk in mortgage securities in certain geographic areas. As of December 31, 2005, approximately 54% of the principal balance of available for sale mortgage securities are secured by mortgaged properties located in California.
Cash and Cash Equivalents
The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2005, the Company had amounts on deposit with financial institutions in excess of FDIC limits. As of December 31, 2005, the Company had overnight investments of approximately $25,220,000 primarily in large money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities or A-1/P-1 commercial paper.

6.	EQUITY INVESTMENTS
The table below reflects the activity recorded in Hanover’s equity investments (dollars in thousands):

	Years Ended December 31,

	2005				2004	2003

	HST-I	HST-II	HDMF-I	Total	HDMF-I	HDMF-I

Beginning balance	$—	$—	$3,067	$3,067	$2,085	$4,638
Investment	619	620	986	2,225	537	3,647
Equity in income (loss)	42	8	(215)	(165)	445	1
Distributions	—	—	—	—	—	(6,201)
Acquisition resulting in consolidation	—	—	(3,838)	(3,838)	—	—

Ending balance	$661	$628	$—	$1,289	$3,067	$2,085

7.	NOTES RECEIVABLE FROM RELATED PARTIES
For the year ended December 31, 2005, approximately $583,000 of outstanding loans were forgiven and 72,222 shares of the Company’s common stock were earned by, and subsequently transferred to, the Principals pursuant to the Contribution Agreement, dated September 19, 1997 (the “1997 Agreement”) as amended by Amendment No. 1 to the Contribution Agreement, dated July 1, 2002 (“Amendment No. 1”) and Amendment No. 2 to the Contribution Agreement, dated May 20, 2004 (together, the “Contribution Agreement”). The terms of the Contribution Agreement provide for (i) the transfer of up to 216,666 shares of the Company’s common stock to the Principals and (ii) for the forgiveness of certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to the financial performance of the Company as of specified “earn-out measuring dates”. As of July 1, 2005, the third earn-out measuring date, approximately $1,750,000 of loans had been forgiven and 216,666 shares of the Company’s common stock had been earned by the Principals as the return on the Company’s common stock, including dividend distributions, exceeded the target annualized rate of return of 15% for the twenty consecutive trading days immediately preceding each earn-out measuring date (the “Target Rate”). As a result, all outstanding loans have been forgiven and all available common stock under the Contribution Agreement has been earned and issued.
Pursuant to the Contribution Agreement, the Company recognized approximately $1,345,000, $1,433,000 and $1,505,000 of personnel expense for the years ended December 31, 2005, 2004 and 2003, respectively. The 1997 Agreement had been executed in conjunction with the Company’s initial public offering.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amendment No. 1 changed certain terms of the 1997 Agreement that resulted in the recognition of expense for the loan forgiveness and the transfer of shares.

8.	OTHER ASSETS
The following is a breakdown of other assets included in the Consolidated Balance Sheets (dollars in thousands):

	December 31,

	2005	2004

Prepaid expenses and other assets	$3,598	$4,319
Real Estate Owned	3,320	—
Goodwill	2,568	2,568
Capitalized software, net	1,010	1,858
Unbilled revenue and accrued revenue on contracts in progress	1,593	852

	$12,089	$9,597

As of December 31, 2005, the Company has recorded goodwill of approximately $2,041,000 relating to the January 19, 2001 purchase of all of the assets of Pamex Capital Partners LLC and approximately $527,000 relating to the July 1, 2002 purchase of 100% of the outstanding common stock of each of HCP, HT and HCP2. The Company evaluates goodwill for impairment on at least an annual basis, and no impairment losses were recognized for the years ended December 31, 2005, 2004 and 2003.
Real Estate Owned consists of residential properties that once secured mortgage loans that were subsequently foreclosed. Those mortgage loans were acquired as part of a distressed mortgage loan acquisition program of HDMF-I LLC, a consolidated affiliate. These properties are carried at fair value less the estimated costs of disposition. Expenses associated with disposition of the properties are recognized in operating income. At December 31, 2005, these properties were not part of any financing.
Unbilled revenue and accrued revenue on contracts in progress primarily represents receivables from customers for due diligence services of HCP that have been completed, but not yet billed to the customers. The Company normally does not bill the customer until a few weeks after the completion of the work to accumulate the required documentation related to the reimbursed out of pocket expenses. Substantially all unbilled revenue was billed to the customers within one month after the balance sheet date.

9.	REPURCHASE AGREEMENTS AND OTHER LIABILITIES
The Company enters into repurchase agreements in which mortgage securities are pledged as collateral to secure short-term financing. All securities pledged as collateral for repurchase agreements are held in safekeeping by the lender.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information pertaining to repurchase agreement financing is summarized as follows (dollars in thousands):

	As of and for the Years Ended December 31,

	2005				2004

	Retained		Other		Retained	Other
	CMO	Mortgage	Mortgage		CMO	Mortgage
	Securities	Loans	Securities	Total	Securities	Securities	Total

Repurchase Agreements
Balance of borrowing as of end of period	$763	$3,474	$150,031	$154,268	$1,286	$130,901	$132,187
Average borrowing balance during the period	$1,037	$6,569	$129,702		$1,340	$97,805
Average interest rate during the period	5.00%	5.72%	3.82%		3.21%	2.05%
Maximum month-end borrowing balance during the period	$1,274	$13,317	$150,031		$1,392	$152,521
Collateral Underlying The Agreements
Balance as of end of period — carrying value	$1,148	$3,545	$188,398	$193,091	$1,898	$153,454	$155,352
The average interest rates for retained CMO and other mortgage securities for the year ended December 31, 2003 were 2.84% and 1.65%, respectively.
Repurchase financing pertaining to individual repurchase agreement lenders as of December 31, 2005 is summarized as follows (dollars in thousands):

	Committed		Net	Carrying Value
	Borrowing		Repurchase	of Underlying
Lender	Available	Type of Collateral	Financing	Collateral

Lender A	$100,000	Mortgage Loans	$3,474	$3,545
Lender B	20,000	Retained CMO Securities, Mortgage Securities	5,222	8,839
Lender B	—	Mortgage Securities	11,724	19,970
Lender C	—	Mortgage Securities	6,171	9,252
Lender D	—	Mortgage Securities	897	1,187
Lender E	—	Mortgage Securities	91,659	98,348
Lender F	—	Mortgage Securities	16,253	22,231
Lender G	—	Mortgage Securities	4,357	7,012
Lender H	—	Mortgage Securities	3,172	5,564
Lender I	—	Mortgage Securities	725	1,197
Lender J	—	Mortgage Securities	1,252	1,729
Lender K	—	Mortgage Securities	9,362	14,217

Total	$120,000		$154,268	$193,091

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the two committed borrowing facilities, the Company is required to maintain certain levels of cash and cash equivalents, tangible net worth, debt to tangible net worth and profitability. The Company is in compliance with these requirements as of December 31, 2005.
All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender B, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly. As of December 31, 2005, the weighted-average borrowing rate on the Company’s repurchase agreements was 4.99%.
HCP has a revolving line of credit established with a major business finance organization for up to the lesser of $2 million or 80% of HCP’s accounts receivable. The assets of HCP secure amounts outstanding under the line. The interest rate is applied daily to outstanding amounts based on the LIBOR rate plus 2.8%. As of December 31, 2005, HCP had no advances outstanding under this line. This line was terminated in January 2006.
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

10.	CMO BORROWING
The Company has issued long-term debt in the form of collateralized mortgage obligations, or CMOs. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged mortgage loans to secure CMOs. These mortgage loans are treated as assets of the Company and the related CMOs are treated as debt of the Company.
Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying mortgage loans collateralizing the debt and otherwise are nonrecourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.
Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	As of and for the Year Ended				As of and for the Year Ended
	December 31, 2005				December 31, 2004

	Securitization				Securitization

	2000-A	1999-B	1999-A	Total	2000-A	1999-B	1999-A	Total

CMO Borrowing:
Balance of borrowing as of end of period	$—	$11,438	$—	$11,438	$1,712	$15,336	$18,099	$35,147
Average borrowing balance during the period	760	13,175	7,756	21,691	1,869	18,295	22,645	42,809
Average interest rate during the period	12.81%	4.86%	4.32%	5.59%	11.99%	2.89%	6.47%	5.18%
Interest rate as of end of period	0.00%	5.88%	0.00%	6.39%	16.54%	3.74%	6.74%	5.91%
Maximum month-end borrowing balance during the period	1,688	14,989	17,724	34,401	1,984	21,493	26,869	50,346
Collateral For CMOs:
Balance as of end of period — carrying value	$3,094	$10,980	$—	$14,074	$8,006	$14,837	$18,083	$40,926
The average interest rates for the 2000-A, 1999-B, 1999-A and 1998-A CMOs for the year ended December 31, 2003 were 10.34%, 2.52%, 6.47% and 3.52%, respectively, and the total average interest rate was 5.07%.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2005 is as follows (dollars in thousands):

Principal
Year	Balance

2006	$4,005
2007	2,980
2008	2,206
2009	1,625
2010	1,188
Thereafter	2,533

$14,537

During the year ended December 31, 2003, the Company sold mortgage loans that supported certain CMOs, which the Company referred to as 1998-A and 1998-B. The mortgage loan sales resulted in the recognition of approximately $3,161,000 of gain on sale of mortgage assets for the year ended December 31, 2003.

11.	LIABILITY TO SUBSIDIARY TRUSTS ISSUING PREFERRED AND CAPITAL SECURITIES
In March 2005, Hanover Statutory Trust I (“HST-I”) sold, in a private placement, trust preferred securities for an aggregate amount of $20 million. Hanover owns all of the common stock of HST-I. HST-I used the proceeds to purchase Hanover junior subordinated notes due March 2035, which represent all of the assets of HST-I. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed distribution rate of 8.51% per annum during the first five years, after which the distribution rate will float and reset quarterly at the three-month LIBOR rate plus 4.25% per annum.
Hanover may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010. To the extent Hanover redeems the notes, HST-I is required to redeem a corresponding amount of trust preferred securities.
The ability of HST-I to pay distributions depends on the receipt of interest payments on the debentures. Hanover has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to four consecutive quarters. If payment of interest on the notes is deferred, HST-I will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.
In November 2005, Hanover Statutory Trust II (“HST-II”) sold, in a private placement, capital securities of the trust for an aggregate amount of $20 million. Hanover owns all of the common stock of HST-II. HST-II used the proceeds to purchase Hanover fixed/floating rate junior subordinated debt securities due July 2035 (junior subordinated debentures), which represent all of the assets of HST-II. The terms of the junior subordinated debentures are substantially the same as the terms of the capital securities of the trust. The capital securities of the trust have a fixed distribution rate of 9.209% per annum during the first five years, after which the distribution rate will float and reset quarterly at the three-month LIBOR rate plus 4.25% per annum.
Hanover may redeem the debentures, in whole or in part, for cash, at par, after July 30, 2010. To the extent Hanover redeems the debentures; HST-II is required to redeem a corresponding amount of capital securities of the trust.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The ability of HST-II to pay distributions depends on the receipt of interest payments on the debentures. Hanover has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the debentures for up to four consecutive quarters. If payment of interest on the debentures is deferred, HST-II will defer the quarterly distributions on the capital securities of the trust for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the debentures, compounded quarterly.
Summary

	HST-I	HST-II

Trust preferred securities outstanding at December 31, 2005	$20 million	$20 million
Interest rate as of December 31, 2005	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Under the provisions of the FASB issued revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, Hanover determined that the holders of the trust preferred and capital securities were the primary beneficiaries of the subsidiary trusts. As a result, Hanover cannot consolidate the subsidiary trusts and has reflected the obligation to the subsidiary trusts under the caption “liability to subsidiary trusts issuing preferred and capital securities” and accounts for the investment in the common stock of the subsidiary trusts on the equity method of accounting.

12.	EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company participates in the Hanover Capital Partners Ltd. 401(k) Plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2005, 2004 and 2003, expense related to the 401(k) Plan was $105,061, $108,151, and $89,454, respectively.
Hanover Stock-Based Compensation
Hanover has adopted two stock-based compensation plans: (i) the 1997 Executive and Non-Employee Director Stock Option Plan (the “1997 Stock Plan”) and (ii) the 1999 Equity Incentive Plan (the “1999 Stock Plan”, together with the 1997 Stock Plan, the “Stock Plans”). The purpose of the Stock Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to afford additional incentive to others to increase their efforts in providing significant services to the Company. The exercise price for options granted under the Stock Plans cannot be less than the fair market value of the Company’s common stock on the date of grant. Options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors.
1997 Stock Plan — The 1997 Stock Plan provides for the grant of qualified incentive stock options, stock options not so qualified, restricted stock, performance shares, stock appreciation rights and other equity-based compensation. The 1997 Stock Plan authorized the grant of options to purchase, and limited stock awards of, an aggregate of up to 325,333 shares of Hanover’s common stock.
Of the stock options granted by the Compensation Committee pursuant to the 1997 Stock Plan, stock options granted to the Principals to purchase an aggregate of 162,664 shares of Hanover’s common stock at Hanover’s initial offering price vested ratably over a 48 month period from the date of the grant and, as

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of December 31, 2005, are fully vested. Stock options granted to the non-employee directors to purchase an aggregate of 18,000 shares of Hanover’s common stock are exercisable when issued. The remaining stock options granted to the Principals to purchase an aggregate of 80,160 shares of Hanover’s common stock vested in 1/3 increments on July 1, 2003, 2004, and 2005 in connection with the earn-out measuring dates in the Contribution Agreement. All other stock options granted pursuant to the 1997 Stock Option Plan have expired.
1999 Stock Plan — The 1999 Stock Plan authorizes the grant of options of up to 550,710 shares of Hanover’s common stock.
Stock option transactions during the years ended December 31, 2005, 2004 and 2003 relating to the 1997 Stock Plan and the 1999 Stock Plan are as follows:

	# of Options for Shares		Weighted-	Weighted-
			Average	Average
	1997	1999	Exercise	Exercise
	Stock Plan	Stock Plan	Price	Price

Outstanding as of January 1, 2003	250,824			$15.28

		258,035		$4.22

Stock Option Activity — 2003
Granted	6,000	30,000	$8.26
Exercised	(2,000)	(163,555)	$4.06

Outstanding as of December 31, 2003	254,824			$15.22

		124,480		$5.36

Stock Option Activity — 2004
Granted	4,000	—	$12.67
Exercised	—	(75,646)	$5.62

Outstanding as of December 31, 2004	258,824			$15.18

		48,834		$4.95

Stock Option Activity — 2005
Granted	2,000	—	$11.40
Exercised	—	(18,000)	$4.62

Outstanding as of December 31, 2005	260,824			$15.16

		30,834		$5.14

As of December 31, 2005, 2004 and 2003, 291,658, 280,938 and 325,864 options were exercisable, respectively, with weighted-average exercise prices of $14.10, $13.35, and $11.37, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options outstanding and exercisable:

1997 Stock Plan				1999 Stock Plan

	Number	Number	Weighted-		Number	Number	Weighted-
	Outstanding as	Exercisable as	Average		Outstanding as	Exercisable as	Average
Exercise	of December 31,	of December 31,	Remaining Life	Exercise	of December 31,	of December 31,	Remaining Life
Prices	2005	2005	in Years	Prices	2005	2005	in Years

$10.26	2,000	2,000	7.42	$3.875	15,334	15,334	4.42
11.40	2,000	2,000	9.42	4.625	8,000	8,000	3.58
12.67	4,000	4,000	8.42	7.690	1,500	1,500	2.17
12.83	2,000	2,000	7.92	7.750	4,000	4,000	5.42
15.00	162,664	162,664	1.75	9.800	2,000	2,000	6.42
15.75	86,160	86,160	6.17
18.13	2,000	2,000	2.25

$10.26 to $18.13	260,824	260,824	3.46	$3.875 to $9.800	30,834	30,834	5.05

In May and August of 2005, the Company issued a total of 22,000 shares of common stock to certain of its employees. The shares were issued pursuant to the 1997 Stock Plan. The shares vest ratably over a five-year period. The Company has accounted for this share issuance under APB 25 and has recorded deferred compensation using the closing market price of the stock on the date of grant. The deferred compensation is being amortized to compensation expense ratably over the five-year vesting period.
In May 2005, the Company issued options for the purchase of 2,000 shares of the Company’s common stock to one of the Company’s independent directors in connection with the director’s re-election to the Board of Directors. The options were issued pursuant to the 1997 Stock Plan. The options were issued with an exercise price equal to the closing market price on the date of grant and expire ten years from the date of the grant. In accordance with APB 25, the Company did not record deferred compensation or compensation expense, as there is no intrinsic value associated with these options.
Bonus Incentive Compensation Plan
A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. There was no bonus accrual recorded as of December 31, 2005 and a bonus accrual of $314,000 was recorded as of December 31, 2004. The 2004 bonus accrual was paid in 2,357 shares of the Company’s common stock and approximately $289,000 in cash in 2005.

13.	INCOME TAXES
The REIT
Taxable income for the year ended December 31, 2005 was approximately $7,300,000. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reconciles net income to estimated taxable income for the year ended December 31, 2005 (dollars in thousands):

Net Income — year ended December 31, 2005	$1,366
Add (deduct) differences:
Loss on mark to market of mortgage assets	3,203
Sale of mortgage securities	(1,044)
Loss on freestanding derivatives	534
Loan loss provision — net	17
Losses in subsidiaries not consolidated for tax purposes — net	2,168
Value of common stock and loan forgiveness earned by Principals, net of amortization of amounts capitalized for tax purposes	1,105
Stock options exercised	(96)
Other	47

Estimated taxable income — year ended December 31, 2005	$7,300

Taxable Subsidiaries (dollars in thousands)

	December 31,

	2005	2004

Deferred tax assets
Federal net operating loss carryforwards	$4,237	$3,760
State net operating loss carryforwards	730	672
AMT Credit	—	17
Not currently deductible interest	571	333
Bad debt expense	23	—

	5,561	4,782
Deferred tax liabilities
Goodwill	(179)	(126)
Capitalized software	(105)	(145)

	(284)	(271)

	5,277	4,511
Valuation allowance	(5,222)	(4,261)

Deferred tax asset — net	$55	$250

Two taxable subsidiaries have Federal tax net operating loss carryforwards of approximately $8,831,000 and $3,152,000 that expire in various years between 2019 and 2025, and 2019 and 2024, respectively.
The items resulting in significant temporary differences for the years ended December 31, 2005 and 2004 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and differences in the amortization of goodwill and capitalized software and interest expense payable to Hanover that is non-deductible for income tax purposes. The Company has established a valuation allowance for substantially all of its deferred income tax benefit.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 consist of the following:

	Years Ended December 31,

	2005	2004	2003

Current — Federal, state and local	$(29)	$(27)	$128
Deferred — Federal, state and local	(766)	(578)	(178)

	(795)	(605)	(50)
Valuation allowance	961	516	494

Total	$166	$(89)	$444

The income tax provision (benefit) relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes and non-deductible intercompany interest expense.

14.	DERIVATIVE INSTRUMENTS
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
Hanover uses forward sales contracts to provide protection against adverse changes in the market value of its Agency mortgage-backed securities. Hanover also uses interest rate caps to provide protection against increases in floating interest rates on financing liabilities, primarily repurchase agreements.
As of December 31, 2005, the fair value of Hanover’s interest rate caps was approximately $47,000 and the fair value of forward sales contracts was a liability of approximately $465,000.
Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Years Ended December 31,

	2005	2004	2003

Mark-to-market and settlements on forward contracts	$234	$(4,047)	$(91)
Mark-to-market on interest rate caps	(54)	(342)	(131)

Net gain (loss) on freestanding derivatives	$180	$(4,389)	$(222)

15.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
Common Stock Repurchase Program
As of December 31, 2005, the Company has remaining authority to repurchase up to 2,500 and 1,000 shares of its common stock under share repurchase programs previously authorized in 2002 and 2001, respectively, and 501,025 shares for not more than approximately $137,000 previously authorized in 2000. For the year ended December 31, 2003, the Company repurchased and subsequently sold 2,000 shares of its common stock under a share repurchase program previously authorized in 2001.

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
Earnings Per Share
     (dollars in thousands, except share and per share data):

	Years Ended December 31,

	2005	2004	2003

BASIC EARNINGS PER SHARE:
Net income (numerator)	$1,366	$8,121	$8,040

Weighted-average common shares outstanding (denominator)	8,443,744	8,288,405	5,815,126

Basic earnings per share	$0.16	$0.98	$1.38

DILUTED EARNINGS PER SHARE:
Net income (numerator)	$1,366	$8,121	$8,040

Weighted-average common shares outstanding	8,443,744	8,288,405	5,815,126
Add: Incremental shares from assumed conversion of stock options	17,159	56,336	128,836

Diluted weighted-average shares outstanding (denominator)	8,460,903	8,344,741	5,943,962

Diluted earnings per share	$0.16	$0.97	$1.35

For the years ended December 31, 2005, 2004 and 2003 the number of potential common shares that were anti-dilutive was 262,824, 256,824 and 254,824, respectively. These shares represent stock options

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding under the 1997 Stock Plan and the 1999 Stock Plan that had an exercise price higher than the average price of the Company’s common stock.

16.	ACQUISITIONS AND MINORITY INTEREST
In June 2005, through a series of transactions and a payment of $45,000, the Company’s interest in HDMF-I increased. As of December 31, 2005, the Company owned approximately 80% of HDMF-I. Management of the Company believes HDMF-I is a compatible business operation. The consolidated financial statements include the results of HDMF-I from the date of acquisition. The results of operations of HDMF-I are included with Hanover for segment reporting.
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
The purchase price for these two acquisitions has been allocated based on estimated fair values as of the acquisition date. The Company has recorded minority interest in the consolidated financial statements for the remaining ownership of the other member of HDMF-I.
The following table sets forth the allocation of the purchase amounts for HDMF-I and Pedestal (dollars in thousands):

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the pro forma results of operations of the Company for the years ended December 31, 2005 and 2004. The pro forma financial information assumes the HDMF-I and Pedestal acquisitions had occurred at the beginning of each of the periods presented. The pro forma information contains the combined operating results of HDMF-I and Pedestal since the acquisitions and the results prior to the acquisition date adjusted to include the pro forma impact of the elimination of the management and administrative fees charged by the Company to HDMF-I. The pro forma amounts are not representative of results that would have occurred had the acquisitions occurred at the beginning of each of the periods presented or that may occur in the future.
Pro Forma Financial Information
(dollars in thousands)

	Years Ended
	December 31,

	2005	2004

Total revenues	$30,889	$33,054

Net income	$1,256	$8,046

Basic Earnings Per Share	$0.15	$0.97

Diluted Earnings Per Share	$0.15	$0.96

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASHFLOWS
      (dollars in thousands, except share data):

	Years Ended December 31,

	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$177	$300	$178

Interest	$8,177	$4,158	$4,209

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Dividends declared in December but not paid until the following year	$2,124	$2,514	$2,458

35,419 and 60,180 shares of common stock paid for acquisition in 2004 and 2003, respectively	$—	$494	$458

Common stock issued to Principals	$762	$849	$922

Forgiveness of notes receivable from related parties	$583	$584	$583

Write-off of note receivable	$—	$—	$300

Payment of portion of notes receivable from related parties with 29,276 shares of common stock in 2003	$—	$—	$225

2,357 and 5,393 shares of common stock paid to Principal pursuant to Bonus Incentive Compensation Plan in 2005 and 2004, respectively	$25	$81	$—

Transfer of mortgage loans to real estate owned, net	$3,820	$—	$75

Securitization of mortgage loans held for sale into FNMA issues held to maturity	$8,025	$—	$—

18.	SEGMENT REPORTING
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
The principal business of Hanover is earning interest and income on leveraged investments in subordinated mortgage-backed securities and mortgage loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from loan sale advisory services, traditional loan brokerage services, technology solutions, and

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation services. HT also brokers loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. Hanover’s businesses are all conducted within the United States.

	Year Ended December 31, 2005 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

REVENUES
Interest income	$16,905	$13	$—	$(728)	$16,190
Interest expense	8,284	106	622	(728)	8,284

Net interest income	8,621	(93)	(622)	—	7,906
Loan loss provision	26	—	—	—	26

Net interest income after loan loss provision	8,595	(93)	(622)	—	7,880
Gain on sale of mortgage assets	4,515	—	—	—	4,515
(Loss) gain on mark to market of mortgage assets	(2,715)	—	—	—	(2,715)
Gain (loss) on freestanding derivatives	180	—	—	—	180
Due diligence fees	—	13,240	—	—	13,240
Technology	—	—	3,028	—	3,028
Loan brokering and advisory services	—	4	1,709	(62)	1,651
Reimbursed out-of-pocket expenses	—	2,630	6	—	2,636
Other income	102	329	372	(243)	560

Total revenues	10,677	16,110	4,493	(305)	30,975

Total expenses	7,026	15,790	6,816	(305)	29,327

Operating income	3,651	320	(2,323)	—	1,648
Equity in (loss) income of unconsolidated affiliates	(165)	—	—	—	(165)
Minority interest in loss of consolidated affiliate	(57)	—	—	—	(57)

Income before income tax provision (benefit)	3,543	320	(2,323)	—	1,540
Income tax provision (benefit)	8	166	—	—	174

NET INCOME	$3,535	$154	$(2,323)	$—	$1,366

Total assets	$270,678	$7,591	$3,839	$(9,921)	$272,187
Capital expenditures and investments	$2,285	$149	$251	$—	$2,685
Depreciation and amortization	$182	$67	$1,034	$—	$1,283

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004 (dollars in thousands)

	Hanover	HCP	HT	Other	Eliminations	Consolidated

REVENUES
Interest income	$14,582	$9	$—	$—	$(404)	$14,187
Interest expense	4,271	57	348	—	(404)	4,272

Net interest income	10,311	(48)	(348)	—	—	9,915
Loan loss provision	36	—	—	—	—	36

Net interest income after loan loss provision	10,275	(48)	(348)	—	—	9,879
Gain on sale of mortgage assets	10,400	—	—	—	—	10,400
(Loss) gain on mark to market of mortgage assets	237	—	—	—	—	237
Gain (loss) on freestanding derivatives	(4,389)	—	—	—	—	(4,389)
Due diligence fees	—	8,888	—	—	—	8,888
Technology	—	—	2,779	—	—	2,779
Loan brokering and advisory services	—	9	2,705	—	(7)	2,707
Reimbursed out-of-pocket expenses	—	1,403	—	—	—	1,403
Other income	41	27	310	—	(71)	307

Total revenues	16,564	10,279	5,446	—	(78)	32,211

Total expenses	7,108	10,779	6,812	3	(78)	24,624

Operating income	9,456	(500)	(1,366)	(3)	—	7,587
Equity in (loss) income of unconsolidated affiliates	445	—	—	—	—	445

Income before income tax provision (benefit)	9,901	(500)	(1,366)	(3)	—	8,032
Income tax provision (benefit)	—	(88)	(1)	—	—	(89)

NET INCOME	$9,901	$(412)	$(1,365)	$(3)	$—	$8,121

Total assets	$240,792	$4,010	$6,419	$21	$(9,104)	$242,138
Capital expenditures and investments	$549	$71	$1,192	$—	$—	$1,812
Depreciation and amortization	$14	$56	$898	$—	$—	$968

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003 (dollars in thousands)

	Hanover	HCP	HT	Other	Eliminations	Consolidated

REVENUES
Interest income	$10,726	$17	$24	$—	$(287)	$10,480
Interest expense	4,115	32	255	—	(287)	4,115

Net interest income	6,611	(15)	(231)	—	—	6,365
Loan loss provision	53	—	—	—	—	53

Net interest income after loan loss provision	6,558	(15)	(231)	—	—	6,312
Gain on sale of mortgage assets	9,486	—	—	—	(3)	9,483
(Loss) gain on mark to market of mortgage assets	(840)	11	—	—	—	(829)
Gain (loss) on freestanding derivatives	(222)	—	—	—	—	(222)
Due diligence fees	—	9,947	—	—	(30)	9,917
Technology	—	—	2,782	—	—	2,782
Loan brokering and advisory services	(57)	200	3,632	—	(463)	3,312
Reimbursed out-of-pocket expenses	—	1,354	—	—	—	1,354
Other income	(402)	56	15	—	493	162

Total revenues	14,523	11,553	6,198	—	(3)	32,271

Total expenses	5,941	10,488	7,360	—	(1)	23,788

Operating income	8,582	1,065	(1,162)	—	(2)	8,483
Equity in (loss) income of unconsolidated affiliates	1	—	—	—	—	1

Income before income tax provision (benefit)	8,583	1,065	(1,162)	—	(2)	8,484
Income tax provision (benefit)	51	384	9	—	—	444

Net income	$8,532	$681	$(1,171)	$—	$(2)	$8,040

Total assets	$186,944	$6,727	$4,849	$24	$(9,553)	$188,991
Capital expenditures and investments	$3,655	$28	$1,171	$—	$—	$4,854
Depreciation and amortization	$14	$60	$1,461	$—	$—	$1,535

19.	COMMITMENTS AND CONTINGENCIES
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
In addition, Hanover had entered into a Contribution Agreement with the Principals to (i) transfer up to 216,666 shares of the Company’s common stock to the Principals and (ii) forgive certain indebtedness of the Principals to the Company of up to $1,750,000 upon the satisfaction of certain conditions related to

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the financial performance of the Company as of specified “earn-out measuring dates”. As of December 31, 2005, all outstanding loans have been forgiven and all available common stock under the Contribution Agreement has been earned and issued. See Note 7 for further information.
Credit Risk
In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2005, the unpaid principal balance of these mortgage securities was approximately $4,589,000.
Forward Commitments
As of December 31, 2005, the Company had forward commitments to sell approximately $83.5 million (par value) of Agency mortgage-backed securities that had not yet settled. These forward commitments were entered into to economically hedge approximately $83.5 million principal balance of Agency mortgage-backed securities classified as trading. As of December 31, 2005, the Company recorded a liability of approximately $465,000, as a component of other assets, representing the fair value of its four forward sales of Agency mortgage-backed securities.
Lease Agreements
The Company has noncancelable operating lease agreements for office space and office equipment. Future minimum rental payments for such leases, as of December 31, 2005, are as follows (dollars in thousands):

Year	Amount

2006	$696
2007	714
2008	725
2009	719
Thereafter	608

$3,462

Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $549,000, $471,000, and $445,000, respectively.
Legal Proceedings
From time to time, the Company is involved in litigation incidental to the conduct of its business. As of December 31, 2005, the Company was not a party to any lawsuit or proceedings which, in the opinion of management and its legal counsel, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s assets and liabilities classified as financial instruments and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$30,495	$30,495	$20,604	$20,604
Accrued interest receivable	1,382	1,382	1,036	1,036
Mortgage loans:
Held for sale	10,061	10,061	175	175
Collateral for CMOs	14,074	14,345	40,926	41,257
Mortgage securities
Trading	82,487	82,487	110,268	110,268
Available for sale	106,967	106,967	54,312	54,312
Held to maturity	8,034	8,034	—	—
Other subordinate security, held to maturity	2,703	2,703	—	—
Interest rate caps	47	47	101	101
Forward commitments to sell mortgage securities	—	—	14	14
Liabilities:
Repurchase agreements	$154,268	$154,268	$130,102	$130,102
CMO borrowing	11,438	11,442	35,147	35,213
Forward commitments to sell mortgage securities	465	465	—	—
Accounts payable, accrued expenses and other liabilities	3,498	3,498	3,156	3,156
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:
Mortgage loans — The fair value of these financial instruments is based upon projected prices which could be obtained through investors considering interest rates, loan type and credit quality.
Mortgage securities — The fair value of these financial instruments is based upon some or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.
Cash and cash equivalents, accrued interest receivable, Repurchase Agreements and accounts payable, accrued expenses and other liabilities — The fair value of these financial instruments is determined to be their carrying value due to their high liquidity or short-term nature.
Interest rate caps — The fair value of these financial instruments is estimated based on dealer quotes and is the estimated amount the Company would pay to execute new agreements with similar terms.
Forward commitments to sell mortgage securities — The Company has outstanding forward commitments to sell mortgage securities into mandatory delivery contracts with investment bankers. The fair value of these financial instruments is determined as the difference between the contractual forward sale amount and the market value as provided by independent third parties.
CMO borrowing — The fair value of these financial instruments is based upon estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	SUBSEQUENT EVENTS
On January 17, 2006, a $0.25 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 31, 2005.
Effective January 1, 2006, both Hanover Capital Partners Ltd. (“HCP”) and a subsidiary of HCP, Hanover Capital Partners 2, Inc. (“HCP2”) merged with and into HanoverTrade, Inc. (“HT”) with HT remaining as the surviving entity. The newly combined entity now bears the official corporate name of Hanover Capital Partners 2, Ltd. (“HCP-2”); however, we have, to assist in continuing to monitor our business segments and provide our various service offerings, retained the trade names HanoverTrade, Hanover Capital Partners, and Servicing Source. Hanover Capital Securities, Inc. (“HCS”) is, as a result of the merger, a subsidiary of the new HCP-2 entity.

22.	UNAUDITED QUARTERLY FINANCIAL DATA
               (dollars in thousands, except per share data):

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Net interest income	$1,974	$1,826	$1,846	$2,260

Total revenues	$7,931	$7,212	$8,092	$7,740

Total expenses	$7,902	$7,053	$8,048	$6,324

Net income (loss)	$30	$136	$(163)	$1,363

Basic earnings per share (1)	$0.00	$0.02	$(0.02)	$0.16

Diluted earnings per share (1)	$0.00	$0.02	$(0.02)	$0.16

Dividends declared (2)	$0.25	$0.25	$0.30	$0.30

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Net interest income	$2,560	$2,784	$2,288	$2,282

Total revenues	$8,601	$7,756	$7,969	$7,885

Total expenses	$6,262	$5,657	$7,258	$5,447

Net income	$2,736	$2,227	$613	$2,545

Basic earnings per share(1)	$0.33	$0.27	$0.07	$0.31

Diluted earnings per share(1)	$0.33	$0.27	$0.07	$0.31

Dividends declared(2)	$0.30	$0.30	$0.30	$0.70	(3)

(1)	Earnings per share are computed independently for each of the quarters presented utilizing the respective weighted-average shares outstanding; therefore the sum of the quarterly earnings per share does not equal the earnings per share total for the year.

(2)	Quarterly dividends are presented in respect of earnings rather than declaration date.

(3)	Includes a special dividend of $0.40 per share in respect of 2003 earnings, and declared, paid and taxable in the first quarter of 2004.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	RESTATEMENT
The Company determined that reimbursable out-of-pocket expenses previously reported as a reduction of expenses should have been recorded as revenue in its income statements. As a result, the consolidated statements of income for the year ended December 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (dollars in thousands):

	Year Ended December 31,
	2003

	As Previously	As
	Reported	Restated

REVENUES:
Reimbursed out-of-pocket expenses	$—	$1,354

Total revenues	$30,917	$32,271

EXPENSES:
Out-of-pocket expenses reimbursed	$—	$1,354

Total expenses	$22,434	$23,788

In addition, the Company corrected the classification of approximately $6,201,000 of capital distributions from HDMF-I LLC in the consolidated statements of cash flows for the year ended December 31, 2003, from cash flows from operating activities to cash flows from investing activities.