Form 10-Q
period 2006-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2006-05-10
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The registrant had 8,412,062 shares of common stock outstanding as of May 5, 2006.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2006	December 31,
	(Unaudited)	2005

Assets
Cash and cash equivalents	$19,086	$30,495
Accounts receivable	2,291	2,606
Accrued interest receivable	1,428	1,382
Mortgage loans
Held for sale	9,375	10,061
Collateral for CMOs	12,917	14,074
Mortgage securities ($181,001 and $188,398 pledged under Repurchase Agreements as of March 31, 2006 and December 31, 2005, respectively)
Trading	56,990	82,487
Available for sale	126,186	106,967
Held to maturity	7,399	8,034
Other subordinate security, held to maturity	2,717	2,703
Equity investments in unconsolidated affiliates	1,316	1,289
Other assets	11,489	12,089

	$251,194	$272,187

Liabilities
Repurchase agreements	$140,522	$154,268
Collateralized mortgage obligations (CMOs)	10,352	11,438
Dividends payable	—	2,124
Accounts payable, accrued expenses and other liabilities	2,812	3,498
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	194,925	212,567

Contingencies	—	—
Minority interest in equity of consolidated affiliate	—	189

Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,412,062 and 8,496,162 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	84	85
Additional paid-in capital	103,519	104,231
Retained earnings (deficit)	(39,434)	(38,737)
Deferred stock-based compensation	—	(205)
Accumulated other comprehensive (loss) income	(7,900)	(5,943)

	56,269	59,431

	$251,194	$272,187

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues
Interest income	$5,295	$3,832
Interest expense	2,841	1,572

Net interest income before loan loss provision	2,454	2,260
Loan loss provision	—	7

Net interest income	2,454	2,253
(Loss) gain on sale of mortgage assets	(109)	2,280
Loss on mark to market of mortgage assets	(1,201)	(1,628)
Gain on freestanding derivatives	646	708
Due diligence fees	2,533	2,542
Technology	915	554
Loan brokering and advisory services	105	512
Reimbursed out-of-pocket expenses	426	463
Other (loss) income	(49)	56

Total revenues	5,720	7,740

Expenses
Personnel	2,179	2,260
Subcontractors	1,383	1,181
Legal and professional	898	920
General and administrative	438	388
Depreciation and amortization	189	281
Occupancy	146	135
Technology	379	295
Travel and entertainment	100	102
Out-of-pocket expenses reimbursed	426	463
Other	322	299

Total expenses	6,460	6,324

Operating (loss) income	(740)	1,416
Equity in income (loss) of unconsolidated affiliates	27	(96)
Minority interest in loss of consolidated affiliate	(5)	—

Income (loss) before income tax benefit	(708)	1,320
Income tax benefit	(11)	(43)

Net Income (Loss)	$(697)	$1,363

Basic Earnings (Loss) Per Share	$(0.08)	$0.16

Diluted Earnings (Loss) Per Share	$(0.08)	$0.16

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Net income (loss)	$(697)	$1,363
Other comprehensive (loss) income, net of tax effect of $0:
Net unrealized loss on mortgage securities classified as available-for-sale	(1,957)	(11)
Reclassification adjustment for net gain included in net income	—	90

Other comprehensive (loss) income	(1,957)	79

Comprehensive (loss) income	$(2,654)	$1,442

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Retained	Deferred	Comprehensive
			Paid-In	Earnings	Stock-Based	(Loss)
	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2005	8,496,162	$85	$104,231	$(38,737)	$(205)	$(5,943)	$59,431
Amortization of deferred stock grant to key employees	—	—	12	—		—	12
Impact of adoption of new accounting standard		—	(205)	—	205	—	—
Net income (loss)	—	—	—	(697)	—	—	(697)
Repurchase of common stock	(84,100)	(1)	(519)				(520)
Other comprehensive (loss) income	—	—	—	—	—	(1,957)	(1,957)

Balance, March 31, 2006	8,412,062	$84	$103,519	$(39,434)	$—	$(7,900)	$56,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating Activities
Net income (loss)	$(697)	$1,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	189	281
Stock-based compensation	12	—
Accretion of net discount	(1,271)	(635)
Loan loss provision	—	7
Loss recognized from mark to market of mortgage assets	1,201	1,628
Undistributed (earnings) losses of unconsolidated affiliates — net	(27)	96
Minority interest in earnings (loss) of consolidated affiliate	(5)	—
Loss (gain) on sale of mortgage assets	109	(2,280)
Loss on disposition of real estate owned	47	—
Purchase of mortgage securities classified as trading	(24,529)	—
Principal collections on mortgage securities classified as trading	3,387	—
Sale of trading securities	45,860	—
Principal collections on mortgage loans classified as held for sale	721	—
Decrease in accounts receivable	315	150
Increase in accrued interest receivable	(46)	(29)
Increase in other assets	(432)	(985)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(843)	212

Net cash provided by (used in) operating activities	23,991	(192)

Investing Activities
Purchase of mortgage securities classified as available for sale	(20,240)	(27,333)
Principal collections on mortgage securities	892	6,092
Principal collections on CMO collateral	1,168	2,412
Proceeds from sale of mortgage assets	—	17,993
Proceeds from disposition of real estate owned	324	—
Cash paid for acquisition	(118)	—
Capital investment in unconsolidated investments	—	(619)

Net cash used in investing activities	(17,974)	(1,455)

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	—	20,619
Decrease in borrowings using repurchase agreements	(13,746)	(2,677)
Proceeds from borrowings on line of credit	—	620
Payments on CMOs	(1,086)	(2,283)
Payment of dividends	(2,124)	(2,514)
Repurchase of common stock	(470)	—

Net cash (used in) provided by financing activities	(17,426)	13,765

Net (decrease) increase in cash and cash equivalents	(11,409)	12,118
Cash and cash equivalents at beginning of period	30,495	20,604

Cash and cash equivalents at end of period	$19,086	$32,722

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
      Hanover Capital Mortgage Holdings, Inc. (“Hanover”) is a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Hanover has one primary subsidiary: Hanover Capital Partners 2, Ltd (“HCP-2”). When we refer to the “Company,” we mean Hanover together with its consolidated subsidiaries.
      The Company’s principal business is the REIT that generates net interest income on its portfolio of mortgage securities and mortgage loans on a leveraged basis. Secondarily, mortgage industry service and technology related income is earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”).
      On March 1, 2006, the Company acquired the remaining minority interest in HDMF-I LLC (“HDMF”) which was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. The acquisition price of $118,000 equaled the former member’s ownership interest. As a result of this transaction, the Company now owns 100% of HDMF and has consolidated 100% of the operating results of HDMF since the date of acquisition and has consolidated 100% of the assets and liabilities as of March 31, 2006.

2.	Basis of Presentation
Interim Financial Reporting
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principal Bulletin (“APB”) Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach.
      SFAS No. 123R was implemented by the Company as of January 1, 2006 and applies to all awards granted after this implementation and to awards modified, repurchased, or cancelled after that date. As of January 1, 2006 all outstanding stock options are fully vested and do not require any additional

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
compensation expense under SFAS No. 123R. The Company has previously issued restricted stock, for which the requisite service period has not been completed. The Company will amortize the fair market value of the stock on the grant date to stockholders’ equity over the requisite service period. This treatment is the same as the Company previously utilized under APB Opinion No. 25. As of January 1, 2006, the balance of $205,000 in Deferred Stock-Based Compensation was offset against Additional Paid-In Capital and all future amortization of equity based compensation expense will be recorded directly to Additional Paid-In Capital.
Change in Accounting Estimate for Capitalized Software Costs
      As of January 1, 2006, the Company increased the remaining estimated useful life of the capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reduced amortization expense and the Company’s net loss by approximately $108,000 and reduced dilutive earnings (loss) per share by $0.01 for the three months ended March 31, 2006.
Same Party Transactions
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
      The issue surrounds a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by the Company because the mortgage-backed securities purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met, the Company would be required to record the transaction on a net basis, with the Company recording only an asset equal to the amount of the security, net of the related financing. In addition, the Company would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.
      While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of March 31, 2006, the carrying value of the Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $172,212,000, or 90.4%, of the carrying value of the total Agency and Subordinate MBS Portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $131,672,000.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Earnings Per Share
      Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and common share equivalents outstanding, giving effect to the dilutive effect of stock options, if any.
      The components of the computation of basic and diluted earnings (loss) per share were as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,

	2006	2005

Basic earnings per share:
Net income (loss) (numerator)	$(697)	$1,363

Weighted-average common shares outstanding (denominator)	8,490,884	8,381,583

Basic earnings (loss) per share	$(0.08)	$0.16

Diluted earnings per share:
Net income (loss) (numerator)	$(697)	$1,363

Weighted-average common shares outstanding	8,490,884	8,381,583
Add: Incremental common shares from assumed conversion of stock options	—	26,752

Diluted weighted-average common shares outstanding (denominator)	8,490,884	8,408,335

Diluted earnings (loss) per share	$(0.08)	$0.16

      The calculation of diluted earnings per share for the three months ended March 31, 2006 does not include 8,380 shares from the assumed conversion of in-the-money stock options, as the Company has a net loss for the related period and the impact would be anti-dilutive.

4.	Mortgage Loans
Mortgage Loans — Held for Sale
(dollars in thousands)

	March 31, 2006			December 31, 2005

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$6,297	$3,191	$9,488	$6,712	$3,478	$10,190
Net premium and deferred financing costs	52	54	106	38	34	72
Mark to market adjustments	(146)	(73)	(219)	(133)	(68)	(201)

Carrying value	$6,203	$3,172	$9,375	$6,617	$3,444	$10,061

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	March 31, 2006			December 31, 2005

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$2,631	$10,737	$13,368	$3,046	$11,491	$14,537
Net (discount) and deferred financing costs	(33)	(134)	(167)	(37)	(142)	(179)
Loan loss allowance	(56)	(228)	(284)	(60)	(224)	(284)

Carrying value	$2,542	$10,375	$12,917	$2,949	$11,125	$14,074

      The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months
	Ended
	March 31,

	2006	2005

Balance, beginning of period	$284	$424
Loan loss provision	—	7
Charge-offs	—	—

Balance, end of period	$284	$431

5.	Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	March 31, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$58,628	$—	$58,628	$83,505	$—	$83,505
Net (discount) premium	(152)	—	(152)	755	—	755

Amortized cost	58,476	—	58,476	84,260	—	84,260
Gross unrealized gain	—	—	—	36	—	36
Gross unrealized loss	(1,486)	—	(1,486)	(1,809)	—	(1,809)

Carrying value	$56,990	$—	$56,990	$82,487	$—	$82,487

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	March 31, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$206,143	$3,017	$209,160	$172,836	$1,901	$174,737
Net (discount)	(74,265)	(809)	(75,074)	(60,985)	(843)	(61,828)

Amortized cost	131,878	2,208	134,086	111,851	1,058	112,909
Gross unrealized gain	55	—	55	263	2	265
Gross unrealized loss	(7,922)	(33)	(7,955)	(6,203)	(4)	(6,207)

Carrying value	$124,011	$2,175	$126,186	$105,911	$1,056	$106,967

      As of March 31, 2006, the gross unrealized loss in mortgage securities classified as available for sale are not considered by the Company to be other-than-temporary impairments. These declines appear to be attributable to increases in market interest rates and not from changes in the loss or prepayment assumptions affecting cash flows. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value.
Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	March 31, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$6,874	$6,874	$—	$7,460	$7,460
Net premium	—	525	525	—	574	574

Amortized cost	—	7,399	7,399	—	8,034	8,034
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$7,399	$7,399	$—	$8,034	$8,034

Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	March 31, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,095)	(1,095)	—	(1,109)	(1,109)

Amortized cost	—	2,717	2,717	—	2,703	2,703
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,717	$2,717	$—	$2,703	$2,703

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005	2006	2005

Fixed-Rate Agency Mortgage-Backed Securities	$56,990	$82,487	$—	$—	$7,399	$8,034
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	36,494	31,417	—	—
Fixed-Rate Other Subordinate Security	—	—		—	2,717	2,703
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	89,692	75,550	—	—

Carrying value of mortgage and other subordinate securities	$56,990	$82,487	$126,186	$106,967	$10,116	$10,737

6.	Other Assets
      The following is a breakdown of other assets (dollars in thousands):

	March 31, 2006	December 31, 2005

Prepaid expenses and other assets	$4,571	$3,598
Unbilled revenue and accrued revenue on contracts in progress	957	1,593
Goodwill	2,568	2,568
Capitalized software, net	896	1,010
Real Estate Owned	2,497	3,320

	$11,489	$12,089

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities
      Information pertaining to individual repurchase agreement lenders as of March 31, 2006 is as follows (dollars in thousands):

	Committed	December 31,		March 31,	Carrying Value
	Borrowing	2005	Net	2006	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$100,000	$3,474	$(502)	$2,972	$2,973	Mortgage Loans
Lender B	20,000	5,222	656	5,878	9,906	Retained CMO Securities, Mortgage Securities
Lender B	—	11,724	777	12,501	21,630	Mortgage Securities
Lender C	—	6,171	4,539	10,710	16,228	Mortgage Securities
Lender D	—	897	2,559	3,456	4,514	Mortgage Securities
Lender E	—	91,659	(25,202)	66,457	72,448	Mortgage Securities
Lender F	—	16,253	(124)	16,129	21,830	Mortgage Securities
Lender G	—	4,357	720	5,077	8,379	Mortgage Securities
Lender H	—	3,172	(2)	3,170	5,548	Mortgage Securities
Lender I	—	725	5	730	1,201	Mortgage Securities
Lender J	—	1,252	(13)	1,239	1,717	Mortgage Securities
Lender K	—	9,362	2,841	12,203	18,717	Mortgage Securities

Total		$154,268	$(13,746)	$140,522	$185,091

      As of March 31, 2006, the weighted-average borrowing rate on the Company’s repurchase agreements was 5.55%.
      The committed borrowing amount for Lender A is set to expire on June 27, 2006. The Company paid off the outstanding borrowings on this line on April 3, 2006 in connection with the sale of the underlying mortgage loan collateral in April 2006.
      The committed borrowing amount for Lender B is set to expire on May 15, 2006. The Company is currently in discussion with this lender and expects to renew this agreement for a committed borrowing amount of $10 million.
      All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender B, are pursuant to uncommitted financing arrangements that are typically renewed monthly.

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
      As of March 31, 2006, the fair value of Hanover’s interest rate caps was approximately $59,000 and the fair value of forward sales contracts was approximately $282,000.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months
	Ended
	March 31,

	2006	2005

Mark to market and settlements on forward contracts	$634	$702
Mark to market on interest rate caps	12	6

Net gain on freestanding derivatives	$646	$708

9.	Income Taxes
      Taxable loss for the three months ended March 31, 2006 was approximately $375,000. Taxable loss differs from net loss because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net loss to estimated taxable loss for the three months ended March 31, 2006 (dollars in thousands):

Net income (loss)	$(697)
Add (deduct) differences:
Mark to market of mortgage assets	1,197
Sale of mortgage assets	(908)
Loss on freestanding derivatives	(760)
Losses in subsidiaries not consolidated for tax purposes — net	816
Other	(23)

Estimated taxable loss	$(375)

10.	Liability to Subsidiary Trusts Issuing Preferred Securities
      Hanover has issued trust preferred securities of trusts for which it owns all of the outstanding common stock. In exchange for the proceeds of the sale of trust securities, Hanover issued junior subordinated debt to the trusts. The junior subordinated debt represents all of the trusts’ assets and the terms of the junior subordinated debt are substantially the same as the terms of the trust securities. The interest rate of the trust securities is fixed during the first five years.
      The following is a summary of trust preferred securities outstanding as of March 31, 2006:

	HST-I	HST-II

Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of March 31, 2006	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
      Under the provisions of the FASB issued revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, Hanover determined that the holders of the trust preferred and capital

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
securities were the primary beneficiaries of the subsidiary trusts. As a result, Hanover cannot consolidate the subsidiary trusts and has reflected the obligation to the subsidiary trusts under the caption “liability to subsidiary trusts issuing preferred and capital securities” and accounts for the investment in the common stock of the subsidiary trusts under the equity method of accounting.

11.	Supplemental Disclosures for Statements of Cash Flows

	Three Months
	Ended March 31,

	2006	2005

Supplemental disclosures of cash flow information (dollars in thousands)
Cash paid during the period for:
Income taxes	$23	$15

Interest	$2,867	$1,476

12.	Segment Reporting
      The Company’s three principal business segments are each conducted through its primary operating companies, Hanover and HCP-2. Segment information is prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The two separate segments of HCP-2, HCP and HT, rely on Hanover for financing portions of their operations. Intercompany transactions are recorded on an arms-length basis. All significant intercompany accounts and transactions are eliminated in consolidation. However, interest on any intercompany notes from HCP and HT to Hanover is determined on an incremental cost basis that may be less than HCP and HT would pay to independent third parties.
      The principal business of Hanover as a REIT is earning interest and income on leveraged investments in subordinated mortgage-backed securities and mortgage loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from loan sale advisory services, traditional loan brokerage services, technology solutions, and valuation services. HT also brokers loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. The Company’s businesses are all conducted within the United States.
      In connection with the merger of Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. into HanoverTrade, Inc. (subsequently renamed Hanover Capital Partners 2, Ltd.), the Company transferred Hanover Capital Securities, Inc. from HCP to HT. The results of operations for the three months ended March 31, 2005 in the accompanying segment data have been reclassified for this realignment.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2006 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$5,528	$2	$—	$(235)	$5,295
Interest expense	2,841	44	191	(235)	2,841

Net interest income before loan loss provision	2,687	(42)	(191)	—	2,454
Loan loss provision	—	—	—	—	—

Net interest income	2,687	(42)	(191)	—	2,454
(Loss) gain on sale of mortgage assets	(109)	—	—	—	(109)
Loss on mark to market of mortgage assets	(1,201)	—	—	—	(1,201)
Gain on freestanding derivatives	646	—	—	—	646
Due diligence fees	—	2,538	—	(5)	2,533
Technology	—	—	946	(31)	915
Loan brokering and advisory services	—	—	105	—	105
Reimbursed out-of-pocket expenses	—	426		—	426
Other (loss) income	(52)	—	3	—	(49)

Total revenues	1,971	2,922	863	(36)	5,720

Total expenses	1,884	3,434	1,178	(36)	6,460

Operating (loss) income	87	(512)	(315)	—	(740)
Equity in income (loss) of unconsolidated affiliates	27	—	—	—	27
Minority interest in loss of consolidated affiliate	(5)	—	—	—	(5)

Income (loss) before income tax benefit	119	(512)	(315)	—	(708)
Income tax benefit	—	—	(11)	—	(11)

Net Income (Loss)	$119	$(512)	$(304)	$—	$(697)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2005 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$3,969	$3	$—	$(140)	$3,832
Interest expense	1,572	9	131	(140)	1,572

Net interest income before loan loss provision	2,397	(6)	(131)	—	2,260
Loan loss provision	7	—	—	—	7

Net interest income	2,390	(6)	(131)	—	2,253
(Loss) gain on sale of mortgage assets	2,280	—	—	—	2,280
Loss on mark to market of mortgage assets	(1,628)	—	—	—	(1,628)
Gain on freestanding derivatives	708	—	—	—	708
Due diligence fees	—	2,542	—	—	2,542
Technology	—	—	554	—	554
Loan brokering and advisory services	—	2	512	(2)	512
Reimbursed out-of-pocket expenses	—	458	5	—	463
Other (loss) income	—	27	73	(44)	56

Total revenues	3,750	3,023	1,013	(46)	7,740

Total expenses	1,536	3,111	1,723	(46)	6,324

Operating (loss) income	2,214	(88)	(710)	—	1,416
Equity in income (loss) of unconsolidated affiliates	(96)	—	—	—	(96)

Income (loss) before income tax benefit	2,118	(88)	(710)	—	1,320
Income tax benefit	—	(33)	(10)	—	(43)

Net Income (Loss)	$2,118	$(55)	$(700)	$—	$1,363

13.	Repurchase of Equity Securities
      On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation the Company cannot maintain treasury shares and as a result all acquired shares have been retired. During March of 2006, the Company repurchased 84,100 shares at an average price of $6.13 per share.
14.     Subsequent Events
      The Board of Directors declared a first quarter dividend of $0.20 per share on May 8, 2006, to be paid on June 2, 2006, to stockholders of record as of May 22, 2006.
      On April 5, 2006, the Company purchased an interest rate cap, indexed to the one-month London Interbank Offerred Rate Index, with a notional amount of $40 million and a strike rate of 6.25% that expires on April 5, 2009. The Company has determined that this interest rate cap will be classified as a freestanding derivative, with any changes in its market value recorded as a component of net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
      Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview

Company
      The Company’s operations are conducted through three lines of business that are each reported as business segments. They are: the REIT, operated through Hanover; consulting and outsourcing services marketed to the mortgage industry, operated by HCP; and technology solutions and loan sale advisory services for the mortgage industry, operated by HT. HCP and HT are dependent upon Hanover for working capital.
      The results of operations of HT include the results of Hanover Capital Securities, Inc., and Pedestal Capital Markets, Inc., registered broker-dealers, organized for the purpose of facilitating infrequent sales of registered securities in the conduct of its business.

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

      As part of its REIT operations, Hanover owns and operates HDMF-I LLC, “HDMF-I”, formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. On March 1, 2006, the Company acquired the remaining minority interest in HDMF-I.

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

HT — Technology Solutions and Loan Sale Advisory
      HT generates income by providing technology software solutions and loan sale advisory, “LSA”, services to the mortgage industry. The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT markets web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. HT also uses the applications to provide servicing rights valuation services to clients who do not license the software.
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
Dividend Policy
      We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.
Critical Accounting Policies
      The significant accounting policies used in preparation of our Consolidated Financial Statements are more fully described in Note 2 to our Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Same Party Transactions
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
      The issue surrounds a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by the Company because the mortgage-backed securities purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met, the Company would be required to record the transaction on a net basis, with the Company recording only an asset equal to the amount of the security, net of the related financing. In addition, the Company would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.
      While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of March 31, 2006, the carrying value of the Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $172,212,000, or 90.4%, of the carrying value of the total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $131,672,000.

Financial Condition
      The most significant changes in our balance sheet as of March 31, 2006, compared to December 31, 2005, are reflected in the net increase of our investment portfolio and changes in related accounts including the decrease in our cash balances. The table below presents the primary assets of our investment portfolio, net of related financing, as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	Principal	Carrying
March 31, 2006	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$9,488	$9,375	$2,972	$6,403
Collateral for CMOs	13,368	12,917	11,113	1,804

	22,856	22,292	14,085	8,207
Subordinate MBS:
Available for sale	209,160	126,186	80,943	45,243

Agency MBS:
Trading	58,628	56,990	55,846	1,144
Held to maturity	6,874	7,399	—	7,399

	65,502	64,389	55,846	8,543

Total	$297,518	$212,867	$150,874	$61,993

	Principal	Carrying
December 31, 2005	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$10,190	$10,061	$3,474	$6,587
Collateral for CMOs	14,537	14,074	12,201	1,873

	24,727	24,135	15,675	8,460
Subordinate MBS:
Available for sale	174,737	106,967	69,644	37,323

Agency MBS:
Trading	83,505	82,487	80,387	2,100
Held to maturity	7,460	8,034	—	8,034

	90,965	90,521	80,387	10,134

Total	$290,429	$221,623	$165,706	$55,917

      Mortgage loans and related financing accounts have declined primarily because of mortgage loan pay downs due to a combination of scheduled and unscheduled principal payments.
      Our Subordinate MBS portfolio has increased in principal balance by $34.4 million and our equity increased by $7.9 million as we continue our strategy to increase and optimize our investment in this primary category of our investment portfolio.
      The Agency MBS portfolio has decreased in the trading category due to decreases in compliance needs for exemption under the Investment Company Act of 1940. The Agency MBS classified as held to maturity continues to be un-financed and qualifies for our liquidity reserve while earning better than short term money rates.

      Our book value per common share as of March 31, 2006 was $6.69 compared to $7.00 as of December 31, 2005. The decline in book value is primarily attributable to our net loss of $0.7 million and the increase in Accumulated Other Comprehensive Loss of $2.0 million for the first quarter of 2006.
Results of Operations
      For the three months ended March 31, 2006, the Company’s net loss of $0.7 million was $2.1 million lower than the corresponding quarter of the previous year’s net income of $1.4 million. This is primarily attributable to the lower operating income of our REIT segment. The majority of our net earnings for the three months ended March 31, 2006 and 2005 is attributable to the REIT. The REIT’s decline in operating income in the first quarter of 2006 from the same period in 2005 was primarily due to a gain on sale of mortgage assets in 2005 of $2.3 million compared to a loss of $0.1 million in 2006, which resulted in a total negative change of $2.4 million.
      A review of our operations for the three months ended March 31, 2006 and 2005 is set forth below by operating segment. Since our three operating segments have generated substantially all of our net income we have concentrated our discussion and analysis on these components.
Selected Components of Operating Income by Segment
(dollars in thousands)

	Three Months
	Ended March 31,

	2006	2005

Hanover — REIT
Total revenues	$1,971	$3,750
Total expenses	1,884	1,536

Operating income	87	2,214

HCP
Total revenues	2,922	3,023
Total expenses	3,434	3,111

Operating (loss) income	(512)	(88)

HT
Total revenues	863	1,013
Total expenses	1,178	1,723

Operating (loss) income	(315)	(710)

Operating (loss) income, as reported	$(740)	$1,416

      Our operating income declined in 2006 by $2.2 million from our 2005 operating income. That decline is the result of a decline in our REIT operating income of $2.1 million from 2005 and an increase in our HCP operating loss of $0.4 million, partially offset by a decrease in our HT operating loss of $0.4 million.

Hanover — REIT

Comparison of 2006 to 2005 Total Revenues
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended
	March 31,
			Favorable
	2006	2005	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$399	$631	$(232)
Interest expense	(207)	(510)	303

Net interest income	192	121	71
Mark to market	(22)	—	(22)
Loan loss reserve	—	(7)	7

Total	170	114	56
Subordinate MBS
Interest income	3,750	1,793	1,957
Interest expense	(1,084)	(380)	(704)

Net interest income	2,666	1,413	1,253
Gains	—	2,280	(2,280)
Impairment	(91)	(103)	12

Total	2,575	3,590	(1,015)
Agency MBS
Interest income	846	1,335	(489)
Interest expense	(637)	(608)	(29)

Net interest income	209	727	(518)
Losses	(109)	—	(109)
Mark to market	(648)	(1,525)	877
Freestanding derivatives	634	702	(68)

Total	86	(96)	182
Other
Interest income	533	210	323
Interest expense	(913)	(74)	(839)

Net interest income	(380)	136	(516)
Interest rate caps	12	6	6
Mark to market	(440)	—	(440)
Other	(52)	—	(52)

Total	(860)	142	(1,002)

Total REIT Revenues	$1,971	$3,750	$(1,779)

      Net interest income from our Mortgage Loan portfolio increased slightly for the three months ended March 31, 2006 compared to the same period of 2005. This slight increase is due primarily to a decrease in the level of CMO financing in 2006.
      For our Subordinate MBS portfolio, interest income increased by approximately $2.0 million for the three months ended March 31, 2006 compared to the same period of 2005 due to the significant increase in the size of this portfolio and, to a lesser extent, increases in the interest rate for adjustable rate securities. For this same portfolio and related periods, interest expense increased as we increased financings to correspond with the increase in the portfolio, and the one-month London Interbank Offerred Rate Index (“LIBOR”) rate, the basis for all of the financings, has increased consistently through 2005 and 2006. We had no gains on sales of securities in our Subordinate MBS portfolio in the first three months of 2006 compared to $2.3 million for the first three months of 2005 as much of the portfolio is comprised of recent purchases.
      We sold five securities from our Agency MBS portfolio in February of 2006, which resulted in realized losses, reduced carrying value and reduced interest income for the three months ended March 31, 2006. We also paid off the corresponding financing for these securities. The decrease in interest expense from the reduction in financing was offset by an increase in the LIBOR rate, the basis for the financing. The expense recognized from marking the Agency MBS portfolio to market value decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to prices decreasing less during the three months ended March 31, 2006 than the prior period.
      Other interest income is primarily interest earned on the note receivable from HCP-2 which increased for the three months ended March 31, 2006 compared to the same period of 2005 as the prime rate, the basis for the note, has increased throughout 2005 and 2006 and the outstanding amount of the note increased during 2005 into 2006. Although this note and related interest income and expense are eliminated in consolidation, the interest income is a component of the REIT’s taxable income distributable to shareholders. Other interest expense is primarily interest incurred on the subordinated debt issued to HST-I and HST-II. This debt was issued in March and November of 2005, respectively, therefore, only a small amount of interest expense was incurred for the three months ended March 31, 2005.
      Other mark to market represents a write-down of Real Estate Owned (“REO”) carried in HMDF-I and included in other assets. The local economy for a portion of these properties has had a significant downturn which has depressed the value of these properties.
      The following tables provide detail of the net interest income generated on our principal portfolio assets (dollars in thousands):

	Three Months Ended March 31, 2006

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$23,523	$115,339	$65,627
Average CMO borrowing balance	10,876	—	—
Average balance — Repurchase Agreements	3,874	74,268	56,484

Net investment	8,773	41,071	9,143
Average leverage ratio	62.70%	64.39%	86.07%
Effective interest income rate	6.78%	13.01%	5.15%
Effective interest expense rate — CMO borrowing	5.88%	—	—
Effective interest expense rate — Repurchase Agreements	4.85%	5.84%	4.50%

Net interest spread	1.17%	7.17%	0.65%
Interest income	$399	$3,750	$846
Interest expense — CMO borrowing	160	—	—
Interest expense — Repurchase Agreements	47	1,084	637

Net interest income	$192	$2,666	$209

Yield	8.75%	25.96%	9.14%

	Three Months Ended March 31, 2005

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$40,230	$62,732	$106,784
Average CMO borrowing balance	33,918	—	—
Average balance — Repurchase Agreements	1,273	37,260	94,607

Net investment	5,039	25,472	12,177
Average leverage ratio	87.47%	59.40%	88.60%
Effective interest income rate	6.27%	11.43%	5.00%
Effective interest expense rate — CMO borrowing	5.85%	—	—
Effective interest expense rate — Repurchase Agreements	4.40%	4.08%	2.57%

Net interest spread	0.48%	7.35%	2.43%
Interest income	$631	$1,793	$1,335
Interest expense — CMO borrowing	496	—	—
Interest expense — Repurchase Agreements	14	380	608

Net interest income	$121	$1,413	$727

Yield	9.61%	22.19%	23.88%

Due Diligence
      The net operating income for HCP decreased by $0.4 million for the three months ended March 31, 2006 compared to the same period in 2005. While revenues decreased only slightly, HCP’s gross profit was negatively impacted by a shift in product mix. Personnel and occupancy expenses increased as HCP increased its headcount and occupancy structure to ensure available resources for anticipated revenue growth. In addition, HCP has incurred subcontractor costs in connection with the enhancement to its loan processing technology to increase the loan review reporting capabilities for its customers.

Technology and LSA
      The operating loss for HT decreased by $0.4 million for the three months March 31, 2006 compared to the same period in 2005. This net change was due to an improvement in the technology operations and was partially offset by a decline in operating income in the loan sale advisory operations.
      The technology revenue increased by $0.4 million for the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily the result of the deployment of a technology solution to a new customer. In addition, both personnel costs and amortization costs decreased. The personnel costs decreased due to reductions in headcount that occurred during the 4th quarter of 2005 and the 1st quarter of 2006. The amortization costs decreased as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.
      Revenue for LSA operations in the first quarter of 2006 was significantly lower than the first quarter of 2005 due to the reduction in loan sale advisory opportunities in the whole loan secondary market resulting from the flattening of the yield curve and the reduction in mortgage originations. This decrease in revenue was partially offset by reduced headcount and a restructuring of the salary and commission structure for certain sales personnel.

Operating Expenses
      The following table sets forth the increase (decrease) in operating expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 (dollars in thousands):

	Three Months Ended March 31,

			Increase/
	2006	2005	(Decrease)

Personnel	$2,179	$2,260	$(81)
Subcontractors	1,383	1,181	202
Legal and professional	898	920	(22)
General and administrative	438	388	50
Depreciation and amortization	189	281	(92)
Occupancy	146	135	11
Technology	379	295	84
Travel and entertainment	100	102	(2)
Out-of-pocket expenses reimbursed	426	463	(37)
Other	322	299	23

Total expenses	$6,460	$6,324	$136

      Operating expenses for the three months ended March 31, 2006 of $6.5 million were slightly higher than the $6.3 million for the same period in 2005. The major changes within operating expenses were in subcontractors, depreciation and amortization, and technology. The subcontractor costs increased due to additional customer service activities and the enhancement of HCP’s loan processing technology to increase loan review reporting capabilities for its customers. The technology costs increased in connection with the increase in technology revenue. These increases were partially offset by a decrease in depreciation and amortization due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.
Liquidity and Capital Resources
      We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, we have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of March 31, 2006, we had $120 million of committed repurchase lines of credit, which were not fully utilized. In addition, as of March 31, 2006, we had $131.7 million of uncommitted lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot be assured that we will be successful in obtaining such additional financing on favorable terms, if at all.
      Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. Our repayment of CMO debt amounted to $1.1 million for the three months ended March 31, 2006 as compared to $2.3 million for the same period in 2005. Principal payments received on our CMO collateral were $1.2 million for the three months ended March 31, 2006 as compared to $2.4 million for the same period in 2005.

      Our cash and cash equivalents as of March 31, 2006 decreased by $11.4 million from December 31, 2005.
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
Taxable Income
      Taxable loss for the three months ended March 31, 2006 is estimated at $0.4 million. Taxable loss differs from net loss because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net loss to estimated taxable loss for the three months ended March 31, 2006 (dollars in thousands):

Net income (loss)	$(697)
Add (deduct) differences
Mark to market of mortgage assets	1,197
Sale of mortgage assets	(908)
Loss on freestanding derivatives	(760)
Losses in subsidiaries not consolidated for tax purposes — net	816
Other	(23)

Estimated taxable loss	$(375)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative Disclosure About Market Risk
      We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2005.
Qualitative Disclosure About Market Risk
      Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide “Market Risk” into: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.

Credit Risk
      We believe the principal risk to our investment strategy is the credit performance of the domestic residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels. For the three months ended March 31, 2006, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.

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
      Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the security’s par value and amortized cost. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.

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

Mortgage Loan Portfolio
      Our Mortgage Loan portfolio has one outstanding CMO, 1999-B, and a securitization 2000-A that is collateralized by certificates from 1999-B. In the 1999-B CMO, the mortgage loans were match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt where we retained only the subordinate certificates. The mortgage loans for 1999-B are a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread we own a cap on one-month LIBOR with a strike rate of 5%, maturity date of October 2006 and notional amount of $20 million.
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

Subordinate MBS Portfolio
      Our Subordinate MBS portfolio is generally funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of March 31, 2006, approximately 8.0% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
      In addition, as of March 31, 2006, we owned a $20 million notional amount, 6% LIBOR cap interest rate agreement that matures November 2008.

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

Market Value Risk
      The market values of our investments are determined by a combination of interest rates, credit spreads and asset specific performance attributes, such as delinquencies. In general, increases in interest rates, widening credit spreads and deteriorating delinquencies will cause the value of the assets to decline. Changes in the market value of assets have two specific negative effects: increased financing margin requirements and, depending on an asset’s classification, a charge to income or to accumulated other comprehensive income. Another direct negative effect of changes in market value is that lenders may require additional margin under the terms of our Repurchase Agreements. This risk is managed by our liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements if the value of our assets declines.

Mortgage Loan Portfolio
      A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of March 31, 2006, one bond from the 2000-A securitization was financed via a $0.8 million

Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

Subordinate MBS Portfolio
      Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are recorded as a component of accumulated other comprehensive income unless deemed other than temporary in which case the changes would be charged to income. Determination of market value is established by independent third party market prices and internally generated valuations.

Agency MBS Portfolio
      Securities in our Agency MBS portfolio are classified as either trading or held to maturity. Our trading securities are economically hedged with forward sales of like-coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sold securities. Agency securities classified as held to maturity are reported at amortized cost.

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
      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
      There have been no material changes from risk factors as previously disclosed in our Form 10-K, as filed with the SEC on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Repurchases of equity securities during the first quarter of 2006 are listed in the following table.

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased as	That May Yet be
	Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

3/21/06-3/31/06(1)	84,100	$6.1274	84,100	1,915,900

(1)	On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation the Company cannot maintain treasury shares and as a result all acquired shares have been retired.

Item 3.	Defaults Upon Senior Securities
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits
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
Dated: May 10, 2006

By:	/s/ HAROLD F. MCELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)
Dated: May 10, 2006

EXHIBIT INDEX

Exhibit		Description

2	.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3	.1(8)	Amended Articles of Incorporation of Registrant, as amended

3	.2(1)	Bylaws of Registrant

4	.1(1)	Specimen Common Stock Certificate of Registrant

4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4	.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4	.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4	.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4	.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

10	.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10	.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10	.7.1(3)	1999 Equity Incentive Plan

10	.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10	.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10	.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10	.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10	.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10	.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10	.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10	.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10	.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

Exhibit		Description

10	.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10	.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10	.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10	.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10	.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10	.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10	.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10	.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit		Description

10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.

10	.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.

10	.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.

10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

Exhibit		Description

10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10	.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004

10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10	.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10	.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10	.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10	.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10	.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10	.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31	.1(20)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2(20)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1(21)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Filed herewith.

(21)	Furnished herewith.