Form 10-Q
period 2006-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2006-08-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The registrant had 8,263,562 shares of common stock outstanding as of August 4, 2006.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Six Months Ended June 30, 2006

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,
	2006	December 31,
	(Unaudited)	2005

Assets
Cash and cash equivalents	$14,000	$30,495
Receivable for securities sold	5,136	—
Accounts receivable	1,425	2,606
Accrued interest receivable	1,671	1,382
Mortgage loans
Held for sale	—	10,061
Collateral for CMOs	11,833	14,074
Mortgage securities ($242,056 and $188,398 pledged under Repurchase Agreements as of June 30, 2006 and December 31, 2005, respectively)
Trading	106,839	82,487
Available for sale	145,746	106,967
Held to maturity	6,928	8,034
Other subordinate security, held to maturity	2,730	2,703
Equity investments in unconsolidated affiliates	1,344	1,289
Other assets	11,844	12,089

	$309,496	$272,187

Liabilities
Repurchase agreements	$191,599	$154,268
Collateralized mortgage obligations (CMOs)	9,340	11,438
Dividends payable	—	2,124
Accounts payable, accrued expenses and other liabilities	3,921	3,498
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	246,099	212,567

Contingencies	—	—
Minority interest in equity of consolidated affiliate	—	189

Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,356,662 and 8,496,162 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	84	85
Additional paid-in capital	103,236	104,231
Retained earnings (deficit)	(40,263)	(38,737)
Deferred stock-based compensation	—	(205)
Accumulated other comprehensive income (loss)	340	(5,943)

	63,397	59,431

	$309,496	$272,187

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues
Interest income	$5,584	$3,832	$10,879	$7,664
Interest expense	3,140	1,986	5,981	3,558

Net interest income before loan loss provision	2,444	1,846	4,898	4,106
Loan loss provision	—	14	—	21

Net interest income	2,444	1,832	4,898	4,085
Gain on sale of mortgage assets	734	1,886	625	4,166
(Loss) gain on mark to market of mortgage assets	(1,118)	1,262	(2,319)	(366)
Gain (loss) on freestanding derivatives	675	(2,044)	1,321	(1,336)
Due diligence fees	2,496	3,154	5,029	5,696
Technology	973	961	1,888	1,515
Loan brokering and advisory services	—	336	105	848
Reimbursed out-of-pocket expenses	344	570	770	1,033
Other (loss) income	(38)	135	(87)	191

Total revenues	6,510	8,092	12,230	15,832

Expenses
Personnel	1,910	3,556	4,089	5,816
Subcontractors	1,346	1,496	2,729	2,677
Legal and professional	638	642	1,536	1,562
General and administrative	387	439	825	827
Depreciation and amortization	201	325	390	606
Occupancy	197	136	343	271
Technology	353	515	732	810
Travel and entertainment	77	94	177	196
Out-of-pocket expenses reimbursed	344	570	770	1,033
Other	232	275	554	574

Total expenses	5,685	8,048	12,145	14,372

Operating income	825	44	85	1,460
Equity in income (loss) of unconsolidated affiliates	28	(104)	55	(200)
Minority interest in loss of consolidated affiliate	—	(14)	(5)	(14)

Income (loss) before income tax provision (benefit)	853	(46)	145	1,274
Income tax provision (benefit)	—	117	(11)	74

Net Income (Loss)	$853	$(163)	$156	$1,200

Basic Earnings (Loss) Per Share	$0.10	$(0.02)	$0.02	$0.14

Diluted Earnings (Loss) Per Share	$0.10	$(0.02)	$0.02	$0.14

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Net income	$156	$1,200
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized gain (loss) on mortgage securities classified as available-for-sale	4,574	(454)
Reclassification adjustment for net gain (loss) included in net income	1,709	(125)

Other comprehensive income (loss)	6,283	(579)

Comprehensive income	$6,439	$621

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Retained	Deferred	Comprehensive
			Paid-In	Earnings	Stock-Based	(Loss)
	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2005	8,496,162	$85	$104,231	$(38,737)	$(205)	$(5,943)	$59,431
Impact of adoption of new accounting standard	—	—	(205)	—	205	—	—
Amortization of deferred stock grant to key employees	—	—	23	—	—	—	23
Issuance of stock option to director	—	—	1	—	—	—	1
Net income	—	—	—	156	—	—	156
Repurchase of common stock	(139,500)	(1)	(814)	—	—	—	(815)
Dividends declared	—	—	—	(1,682)	—	—	(1,682)
Other comprehensive income	—	—	—	—	—	6,283	6,283

Balance, June 30, 2006	8,356,662	$84	$103,236	$(40,263)	$—	$340	$63,397

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Operating Activities
Net income	$156	$1,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	390	606
Common stock issued to principals	—	762
Stock-based compensation	24	7
Accretion of net discount	(2,674)	(1,226)
Loan loss provision	—	21
Loss recognized from mark to market of mortgage assets	2,319	366
Undistributed (earnings) losses of unconsolidated affiliates — net	(55)	200
Minority interest in earnings (loss) of consolidated affiliate	(5)	(14)
Gain on sale of mortgage assets	(625)	(4,166)
Loss on disposition of real estate owned	65	—
Proceeds from sale of mortgage securities classified as trading	45,860	—
Principal collections on mortgage securities classified as trading	5,338	—
Purchase of mortgage securities classified as trading	(77,023)	—
Proceeds from sale of mortgage loan classified as held for sale	9,418	—
Principal collections on mortgage loans classified as held for sale	771	307
Purchase of mortgage loans classified as held for sale	—	(20,139)
Decrease (increase) in accounts receivable	1,181	(965)
Increase in accrued interest receivable	(289)	(18)
Increase in other assets	(1,737)	(3,913)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	229	(701)

Net cash used in operating activities	(16,657)	(27,673)

Investing Activities
Proceeds from sale of mortgage securities	13,841	39,545
Principal collections on mortgage securities	1,669	12,367
Purchase of mortgage securities	(48,928)	(41,436)
Proceeds from the closing of CMOs	—	20,799
Principal collections on CMO collateral	2,263	4,656
Proceeds from disposition of real estate owned	795	—
Cash (paid for) acquired in acquisitions	(118)	1,158
Capital investment in unconsolidated affiliates	—	(1,605)

Net cash (used in) provided by investing activities	(30,478)	35,484

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	—	20,619
Proceeds from exercise of stock options	—	84
Increase in borrowings using repurchase agreements	37,331	16,594
Proceeds from borrowings on line of credit	—	25
Payments on CMOs	(2,098)	(22,067)
Payment of dividends	(3,806)	(5,041)
Decrease in notes receivable from related party	—	583
Repurchase of common stock	(787)	—

Net cash provided by financing activities	30,640	10,797

Net (decrease) increase in cash and cash equivalents	(16,495)	18,608
Cash and cash equivalents at beginning of period	30,495	20,604

Cash and cash equivalents at end of period	$14,000	$39,212

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
      Hanover Capital Mortgage Holdings, Inc. (“Hanover”) is a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Hanover has one primary subsidiary: Hanover Capital Partners 2, Ltd. (“HCP-2”). When we refer to the “Company,” we mean Hanover together with its consolidated subsidiaries.
      The Company’s principal business is the REIT that generates net interest income on its portfolio of mortgage securities and mortgage loans on a leveraged basis. Secondarily, mortgage industry service and technology related income is earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”).
      On March 1, 2006, the Company acquired the remaining minority interest in HDMF-I, LLC (“HDMF”) which was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. The acquisition price of $118,000 equaled the former member’s ownership interest. As a result of this transaction, the Company now owns 100% of HDMF and has consolidated 100% of the operating results of HDMF since the date of acquisition and has consolidated 100% of the assets and liabilities as of June 30, 2006.

2.	Basis of Presentation
Interim Financial Reporting
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
Change in Estimate of Fair Value
      During the second quarter of 2006 Hanover changed the methodology by which it determines estimated fair value for its Subordinate MBS portfolio to an enhanced proprietary valuation model developed by Hanover from a model used for several years as a bench-mark for evaluating independent third-party estimates of fair value.
      Through the first quarter of 2006, Hanover used the lower of independent third-party valuations or Hanover’s valuations as the fair value of its Subordinate MBS. Over time, as the portfolio of these securities has changed in size, complexity, and age or maturity, historical sales data suggested that the fair values developed under this methodology were, overall, too low.
      As part of its normal quarterly activities related to fair value estimates, Hanover’s management conducted a review of its Subordinate MBS sales for the years 2004 and 2005 and the first two quarters of 2006 and compared prices obtained in the sales to the corresponding independent third-party estimates of fair value and the estimates determined by Hanover’s enhanced internal model. The review disclosed that Hanover’s enhanced model was a more accurate indicator of fair value especially as the nature of the portfolio has changed through increased size and concentration into these securities and the portfolio of Subordinate MBS has aged. Although the independent third-party estimates are useful as a comparison tool, Hanover’s management believes they are no longer representative of fair value. Further, Hanover’s management does not believe independent third-parties are willing to consistently provide valuations that are more robust in nature and therefore a more representative estimate of fair value of Hanover’s Subordinate MBS without considerable cost to Hanover.
      Hanover’s Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. Hanover’s management maintains extensive data related to the collateral of its Subordinate MBS and as a result is able to apply this data and all other relevant market data to its estimates of fair value. Hanover’s management believes the estimates used reasonably reflect the values the Company may be able to receive should the Company choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, Hanover’s estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following schedule shows the impact of the change in estimate as of June 30, 2006 (dollars in thousands, except per share amounts):

		Difference in Estimated
		Fair Value and Adjusted
		Cost Basis included in
		Accumulated Other
	Estimated Fair	Comprehensive Income
	Value of	Unrealized	Book Value
	Subordinate MBS	Gain (Loss)	per Share

Newly adopted methodology	$145,746	$340	$7.59
Previous methodology	138,610	(6,796)	6.73

Impact of change	$7,136	$7,136	$0.86

Change in Accounting Estimate for Capitalized Software Costs
      As of January 1, 2006, the Company increased the remaining estimated useful life of the capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing cumulative amortization expense and increasing the Company’s net income by approximately $216,000 and increasing diluted earnings per share by $0.03 for the six months ended June 30, 2006.
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
      While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of June 30, 2006, the carrying value of the Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $230,444,000, or 88.8%, of the carrying value of the total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $184,502,000.

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
      The components of the computation of basic and diluted earnings (loss) per share were as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Basic earnings per share:
Net income (loss) (numerator)	$853	$(163)	$156	$1,200

Weighted-average common shares outstanding (denominator)	8,405,341	8,410,429	8,447,876	8,396,086

Basic earnings (loss) per share	$0.10	$(0.02)	$0.02	$0.14

Diluted earnings per share:
Net income (loss) (numerator)	$853	$(163)	$156	$1,200

Weighted-average common shares outstanding	8,405,341	8,410,429	8,447,876	8,396,086

Add: Incremental common shares from assumed conversion of stock options	5,958	—	7,281	22,580

Diluted weighted-average common shares outstanding (denominator)	8,411,299	8,410,429	8,455,157	8,418,666

Diluted earnings (loss) per share	$0.10	$(0.02)	$0.02	$0.14

      The calculation of diluted earnings per share for the three and six months ended June 30, 2006 does not include 270,324 and 268,324 shares, respectively, from the assumed conversion of out-of-the-money stock options.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Mortgage Loans
Mortgage Loans — Held for Sale
(dollars in thousands)

	June 30, 2006			December 31, 2005

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$—	$—	$—	$6,712	$3,478	$10,190
Net premium and deferred financing costs	—	—	—	38	34	72
Mark to market adjustments	—	—	—	(133)	(68)	(201)

Carrying value	$—	$—	$—	$6,617	$3,444	$10,061

Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	June 30, 2006			December 31, 2005

	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$2,376	$9,898	$12,274	$3,046	$11,491	$14,537
Net (discount) and deferred financing costs	(30)	(127)	(157)	(37)	(142)	(179)
Loan loss allowance	(55)	(229)	(284)	(60)	(224)	(284)

Carrying value	$2,291	$9,542	$11,833	$2,949	$11,125	$14,074

      The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance, beginning of period	$284	$431	$284	$424
Loan loss provision	—	14	—	21
Sales	—	(157)	—	(157)
Charge-offs	—	(8)	—	(8)

Balance, end of period	$284	$280	$284	$280

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	June 30, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$111,403	$—	$111,403	$83,505	$—	$83,505
Net (discount) premium	(2,387)	—	(2,387)	755	—	755

Amortized cost	109,016	—	109,016	84,260	—	84,260
Gross unrealized gain	77	—	77	36	—	36
Gross unrealized loss	(2,254)	—	(2,254)	(1,809)	—	(1,809)

Carrying value	$106,839	$—	$106,839	$82,487	$—	$82,487

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	June 30, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$205,049	$13,955	$219,004	$172,836	$1,901	$174,737
Net (discount)	(70,320)	(3,278)	(73,598)	(60,985)	(843)	(61,828)

Amortized cost	134,729	10,677	145,406	111,851	1,058	112,909
Gross unrealized gain	2,625	15	2,640	263	2	265
Gross unrealized loss	(2,137)	(163)	(2,300)	(6,203)	(4)	(6,207)

Carrying value	$135,217	$10,529	$145,746	$105,911	$1,056	$106,967

      As of June 30, 2006, the gross unrealized loss in mortgage securities classified as available for sale is not considered by the Company to be other-than-temporary impairments. These declines appear to be attributable to increases in market interest rates and not from changes in the loss or prepayment assumptions affecting cash flows. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value.
Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	June 30, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$6,447	$6,447	$—	$7,460	$7,460
Net premium	—	481	481	—	574	574

Amortized cost	—	6,928	6,928	—	8,034	8,034
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$6,928	$6,928	$—	$8,034	$8,034

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	June 30, 2006			December 31, 2005

		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,082)	(1,082)	—	(1,109)	(1,109)

Amortized cost	—	2,730	2,730	—	2,703	2,703
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,730	$2,730	$—	$2,703	$2,703

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005

Fixed-Rate Agency Mortgage- Backed Securities	$106,839	$82,487	$—	$—	$6,928	$8,034
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	50,304	31,417	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,730	2,703
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	95,442	75,550	—	—

Carrying value of mortgage and other subordinate securities	$106,839	$82,487	$145,746	$106,967	$9,658	$10,737

6.	Other Assets
      The following is a breakdown of other assets (dollars in thousands):

	June 30, 2006	December 31, 2005

Prepaid expenses and other assets	$4,345	$3,259
Unbilled revenue and accrued revenue on contracts in progress	1,209	1,593
Goodwill	2,568	2,568
Capitalized software, net	854	1,010
Real Estate Owned	1,724	3,320
Deferred financing cost	1,144	339

	$11,844	$12,089

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities
      Information pertaining to individual repurchase agreement lenders as of June 30, 2006 is as follows (dollars in thousands):

	Committed	December 31,		June 30,	Carrying Value
	Borrowing	2005	Net	2006	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans
Lender B	—	3,474	(3,474)	—	—	Mortgage Loans
Lender C	10,000	5,222	1,984	7,206	12,698	Retained CMO Securities, Mortgage Securities
Lender C	—	11,724	(4,473)	7,251	13,505	Mortgage Securities
Lender D	—	6,171	9,882	16,053	22,743	Mortgage Securities
Lender E	—	897	3,247	4,144	6,220	Mortgage Securities
Lender F	—	91,659	21,812	113,471	121,887	Mortgage Securities
Lender G	—	16,253	(261)	15,992	23,772	Mortgage Securities
Lender H	—	4,357	1,260	5,617	9,663	Mortgage Securities
Lender I	—	3,172	4,053	7,225	10,440	Mortgage Securities
Lender J	—	725	—	725	1,256	Mortgage Securities
Lender K	—	1,252	(80)	1,172	632	Mortgage Securities
Lender L	—	9,362	3,381	12,743	20,327	Mortgage Securities

Total		$154,268	$37,331	$191,599	$243,143

      As of June 30, 2006, the weighted-average borrowing rate on the Company’s repurchase agreements was 5.83%.
      On June 22, 2006, the Company entered into a master repurchase agreement with Lender A for up to $200 million (the “Agreement”). The Company will utilize the facility primarily for the purchase of prime residential whole mortgage loans. Pursuant to the terms of the Agreement, the Company will pay interest to Lender A, based on the one-month London Interbank Offered Rate Index (“LIBOR”) plus an interest rate margin tied to a formula for each tranche of mortgage loans purchased, plus various facility fees. The Company is required to maintain $5.0 million of cash and cash equivalents on hand at all times and a minimum level of tangible net worth, as defined in the Agreement. In addition, the Company is required to meet certain monthly net income requirements, as defined in the Agreement. The facility established by the Agreement will expire on June 22, 2011.
      The committed borrowing amount for Lender B was for $100 million and expired on June 27, 2006.
      The committed borrowing amount for Lender C, which was originally for $20 million, was renewed on June 14, 2006 for a committed borrowing amount of $10 million and a term of one year.
      All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender C, are pursuant to uncommitted financing arrangements that are typically renewed monthly.

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
      Hanover uses forward sales contracts to provide protection against adverse changes in the market value of its Agency MBS. Hanover also uses interest rate caps to provide protection against increases in floating interest rates on financing liabilities, primarily repurchase agreements.
      In April of 2006, the Company purchased an interest rate cap, indexed to one-month LIBOR, with a notional amount of $40 million and a strike rate of 6.25% that expires in April of 2009. The Company has determined that this interest rate cap is a freestanding derivative, with any changes in its market value recorded as a component of net income.
      As of June 30, 2006, the fair value of Hanover’s interest rate caps was approximately $176,000 and the fair value of forward sales contracts was approximately $472,000.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Mark to market and settlements on forward contracts	$668	$(1,980)	$1,302	$(1,278)
Mark to market on interest rate caps	7	(64)	19	(58)

Net gain on freestanding derivatives	$675	$(2,044)	$1,321	$(1,336)

9.	Income Taxes
      Taxable income for the six months ended June 30, 2006 was approximately $1.8 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the six months ended June 30, 2006 (dollars in thousands):

Net income	$156
Add (deduct) differences:
Mark to market of mortgage assets	2,319
Sale of mortgage assets	(972)
Mark to market of freestanding derivatives	(967)
Losses in subsidiaries not consolidated for tax purposes — net	1,271
Other	(43)

Estimated taxable income	$1,764

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
      The following is a summary of trust preferred securities outstanding as of June 30, 2006:

	HST-I	HST-II

Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of June 30, 2006	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
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

11.	Supplemental Disclosures for Statements of Cash Flows

	Six Months
	Ended June 30,

	2006	2005

Supplemental disclosures of cash flow information (dollars in thousands)
Cash paid during the period for:
Income taxes	$28	$15

Interest	$5,909	$3,595

12.	Segment Reporting
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
      The principal business of Hanover as a REIT is earning interest and income on leveraged investments in subordinate mortgage-backed securities and mortgage loans. The principal business of HCP is to generate income from services provided to the mortgage industry in the form of loan file due diligence reviews, staffing solutions, and mortgage assignment and collateral rectification services. The principal business of HT is generating income from technology solutions and valuation services. Prior to May 31, 2006, HT also generated income through loan sale advisory services, traditional loan brokerage services and brokering loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. The Company’s businesses are all conducted within the United States.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In connection with the merger of Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. into HanoverTrade, Inc. (subsequently renamed Hanover Capital Partners 2, Ltd.), the Company transferred Hanover Capital Securities, Inc. from HCP to HT. The results of operations for the six months ended June 30, 2005 in the accompanying segment data have been reclassified for this realignment.

	Three Months Ended June 30, 2006 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$5,825	$1	$—	$(242)	$5,584
Interest expense	3,140	39	203	(242)	3,140

Net interest income before loan loss provision	2,685	(38)	(203)	—	2,444
Loan loss provision	—	—	—	—	—

Net interest income	2,685	(38)	(203)	—	2,444
Gain on sale of mortgage assets	734	—	—	—	734
(Loss) gain on mark to market of mortgage assets	(1,118)	—	—	—	(1,118)
Gain (loss) on freestanding derivatives	675	—	—	—	675
Due diligence fees	—	2,589	—	(93)	2,496
Technology	—	—	1,002	(29)	973
Loan brokering and advisory services	—	—	25	(25)	—
Reimbursed out-of-pocket expenses	—	344	—	—	344
Other (loss) income	(35)	—	(3)	—	(38)

Total revenues	2,941	2,895	821	(147)	6,510

Total expenses	1,661	3,171	1,000	(147)	5,685

Operating income	1,280	(276)	(179)	—	825
Equity in income (loss) of unconsolidated affiliates	28	—	—	—	28
Minority interest in loss of consolidated affiliate	—	—	—	—	—

Income (loss) before income tax provision (benefit)	1,308	(276)	(179)	—	853
Income tax provision (benefit)	—	—	—	—	—

Net Income (Loss)	$1,308	$(276)	$(179)	$—	$853

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30, 2005 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$3,992	$3	$—	$(163)	$3,832
Interest expense	1,986	15	148	(163)	1,986

Net interest income before loan loss provision	2,006	(12)	(148)	—	1,846
Loan loss provision	14	—	—	—	14

Net interest income	1,992	(12)	(148)		1,832
Gain on sale of mortgage assets	1,886	—	—	—	1,886
(Loss) gain on mark to market of mortgage assets	1,262	—	—	—	1,262
Gain (loss) on freestanding derivatives	(2,044)	—	—	—	(2,044)
Due diligence fees	—	3,154	—	—	3,154
Technology	—	—	961	—	961
Loan brokering and advisory services	—	2	334	—	336
Reimbursed out-of-pocket expenses	—	570	—	—	570
Other (loss) income	14	166	89	(134)	135

Total revenues	3,110	3,880	1,236	(134)	8,092

Total expenses	2,675	3,577	1,930	(134)	8,048

Operating income	435	303	(694)	—	44
Equity in income (loss) of unconsolidated affiliates	(104)	—	—	—	(104)
Minority interest in loss of consolidated affiliate	(14)	—	—	—	(14)

Income (loss) before income tax provision (benefit)	345	303	(694)	—	(46)
Income tax provision (benefit)	—	125	(8)	—	117

Net Income (Loss)	$345	$178	$(686)	$—	$(163)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2006 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$11,353	$3	$—	$(477)	$10,879
Interest expense	5,981	83	394	(477)	5,981

Net interest income before loan loss provision	5,372	(80)	(394)	—	4,898
Loan loss provision	—	—	—	—	—

Net interest income	5,372	(80)	(394)	—	4,898
Gain on sale of mortgage assets	625	—	—	—	625
(Loss) gain on mark to market of mortgage assets	(2,319)	—	—	—	(2,319)
Gain (loss) on freestanding derivatives	1,321	—	—	—	1,321
Due diligence fees	—	5,127	—	(98)	5,029
Technology	—	—	1,948	(60)	1,888
Loan brokering and advisory services	—	—	130	(25)	105
Reimbursed out-of-pocket expenses	—	770	—	—	770
Other (loss) income	(87)	—	—	—	(87)

Total revenues	4,912	5,817	1,684	(183)	12,230

Total expenses	3,545	6,605	2,178	(183)	12,145

Operating income	1,367	(788)	(494)	—	85
Equity in income (loss) of unconsolidated affiliates	55	—	—	—	55
Minority interest in loss of consolidated affiliate	(5)	—	—	—	(5)

Income (loss) before income tax provision (benefit)	1,427	(788)	(494)	—	145
Income tax provision (benefit)	—	—	(11)	—	(11)

Net Income (Loss)	$1,427	$(788)	$(483)	$—	$156

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2005 (dollars in thousands)

	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$7,961	$6	$—	$(303)	$7,664
Interest expense	3,558	24	279	(303)	3,558

Net interest income before loan loss provision	4,403	(18)	(279)	—	4,106
Loan loss provision	21	—	—	—	21

Net interest income	4,382	(18)	(279)		4,085
Gain on sale of mortgage assets	4,166	—	—	—	4,166
(Loss) gain on mark to market of mortgage assets	(366)	—	—	—	(366)
Gain (loss) on freestanding derivatives	(1,336)	—	—	—	(1,336)
Due diligence fees	—	5,696	—	—	5,696
Technology	—	—	1,515	—	1,515
Loan brokering and advisory services	—	4	846	(2)	848
Reimbursed out-of-pocket expenses	—	1,028	5	—	1,033
Other (loss) income	14	193	162	(178)	191

Total revenues	6,860	6,903	2,249	(180)	15,832

Total expenses	4,211	6,688	3,653	(180)	14,372

Operating income	2,649	215	(1,404)	—	1,460
Equity in income (loss) of unconsolidated affiliates	(200)	—	—	—	(200)
Minority interest in loss of consolidated affiliate	(14)	—	—	—	(14)

Income (loss) before income tax provision (benefit)	2,463	215	(1,404)	—	1,274
Income tax provision (benefit)	—	92	(18)	—	74

Net Income (Loss)	$2,463	$123	$(1,386)	$—	$1,200

13.	Repurchase of Equity Securities
      On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired. Since March of 2006, the Company repurchased 139,500 shares at an average price of $5.84 per share.

14.	Stock Options
      On May 19, 2006, the Company granted an option to purchase 2,000 shares of its common stock, at an exercise price of $5.61 per share, to an outside director, upon his re-election to the Company’s Board of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Directors, in accordance with the terms of the Company’s 1997 Executive and Non-Employee Director Stock Option Plan.
      The option is immediately exercisable and has a term of ten years. The exercise price of the option equals the closing price of the Company’s stock on the day of the grant. In the period the option was granted, the Company recorded compensation cost of approximately $1,000, which represents the fair market value of the option as estimated using the Black-Scholes option pricing model.

15.	Subsequent Events
      The Board of Directors declared a second quarterly dividend of $0.20 per share on August 7, 2006, to be paid on September 5, 2006, to stockholders of record as of August 21, 2006.

16.	Dividend Reinvestment Plan/ Direct Stock Purchase Plan
      In May 2006, the Company adopted a bank-sponsored Dividend Reinvestment Plan/ Direct Stock Purchase Plan (the “Plan”). The Plan is sponsored and administrated by Computershare Trust Company, N.A. The Company pays the cost of the Plan administration. Interested investors may participate in the Plan by going to www.computershare.com/equiserve.

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
Overview

Company
      The Company’s operations are conducted through three lines of business that are each reported as business segments. They are: the REIT, operated through Hanover; consulting and outsourcing services marketed to the mortgage industry, operated by HCP; and technology solutions and valuation services for the mortgage industry, operated by HT. HCP and HT are dependent upon Hanover for working capital.
      The results of operations of HT include the results of Hanover Capital Securities, Inc., and Pedestal Capital Markets, Inc., registered broker-dealers, organized for the purpose of facilitating infrequent sales of registered securities in the conduct of its business.

Hanover — The REIT
      Hanover’s principal business is to generate net interest income by investing in subordinate mortgage-backed securities, “Subordinate MBS”, collateralized by pools of prime single-family mortgage loans, and purchasing whole single-family mortgage loans for investment, securitization and resale. Hanover also maintains a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, “Agency MBS”, primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940, as amended, “Investment Company Act”. Hanover attempts to increase the earnings potential in its investments by leveraging its purchases of mortgage securities with borrowings obtained primarily through the use of 30 day revolving repurchase agreements which are established by sales with agreements to repurchase, “Repurchase Agreements”. The borrowings under the Repurchase Agreements are generally at 50 to 97 percent of the security’s fair market value, depending on the security, and are adjusted to market value each month as the Repurchase Agreements are re-established. Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under Repurchase Agreements or through the creation of collateralized mortgage obligations, “CMOs”. Hanover also, on occasion, receives income from real estate investment management services that can include asset management, due diligence, and administrative services.

      As part of its REIT operations, Hanover owns and operates HDMF-I, LLC (“HDMF”), formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. On March 1, 2006, the Company acquired the remaining minority interest in HDMF.

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

HT — Technology Solutions and Loan Sale Advisory
      HT generates income by providing technology software solutions and valuation services to the mortgage industry. The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT markets web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. HT also uses the applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients who do not license the software.
      Prior to May 31, 2006, the loan sale advisory, “LSA”, operation of HT earned fees by providing brokerage, asset valuation and consulting services. The brokerage service integrated varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. HT also performed market price valuations for a variety of loan products and offered consulting advice on loan product pricing and business strategies. As a result of declining sales opportunities and the departure of certain personnel, we suspended the LSA operation as of May 31, 2006. The remaining personnel and their related costs, which represents substantially all of the remaining costs of the LSA operation, have been reassigned to the REIT.
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
Critical Accounting Estimates
      The significant accounting policies used in preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Change in Estimate of Fair Value
      During the second quarter of 2006, Hanover changed the methodology by which it determines estimated fair value for its Subordinate MBS portfolio to an enhanced proprietary valuation model developed by Hanover from a model used for several years as a bench-mark for evaluating independent third-party estimates of fair value.
      Through the first quarter of 2006, Hanover used the lower of independent third-party valuations or Hanover’s valuations as the fair value of its Subordinate MBS. Over time, as the portfolio of these securities has changed in size, complexity, and age or maturity, historical sales data suggested that the fair values developed under this methodology were, overall, too low.
      As part of its normal quarterly activities related to fair value estimates, Hanover’s management conducted a review of its Subordinate MBS sales for the years 2004 and 2005 and the first two quarters of 2006 and compared prices obtained in the sales to the corresponding independent third-party estimates of fair value and the estimates determined by Hanover’s enhanced internal model. The review disclosed that Hanover’s enhanced model was a more accurate indicator of fair value especially as the nature of the portfolio has changed through increased size and concentration into these securities and the portfolio of Subordinate MBS has aged. Although the independent third-party estimates are useful as a comparison tool, Hanover’s management believes they are no longer representative of fair value. Further, Hanover’s management does not believe independent third-parties are willing to consistently provide valuations that are more robust in nature and therefore a more representative estimate of fair value of Hanover’s Subordinate MBS without considerable cost to Hanover.
      Hanover’s Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. Hanover’s management maintains extensive data related to the collateral of its Subordinate MBS and as a result is able to apply this data and all other relevant market data to its estimates of fair value. Hanover’s management believes the estimates used reasonably reflect the values the Company may be able to receive should the Company choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, Hanover’s estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.
      The following schedule shows the impact of the change in estimate as of June 30, 2006 (dollars in thousands, except per share amounts):

		Difference in Estimated
		Fair Value and Adjusted
		Cost Basis included in
		Accumulated Other
	Estimated	Comprehensive Income
	Fair Value of	Unrealized	Book Value
	Subordinate MBS	Gain (Loss)	per Share

Newly adopted methodology	$145,746	$340	$7.59
Previous methodology	138,610	(6,796)	6.73

Impact of change	$7,136	$7,136	$0.86

Change in Accounting Estimate for Capitalized Software Cost
      As of January 1, 2006, we increased the remaining estimated useful life of our capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing cumulative amortization expense and increasing the Company’s net income by approximately $216,000 and increasing diluted earnings per share by $0.03 for the six months ended June 30, 2006.

Real Estate Owned
      We record our Real Estate Owned, “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the six months ended June 30, 2006, we have recorded approximately $832,000 of impairment expense related to REO based upon these estimated fair values.

Goodwill Analysis for HT
      During the second quarter of 2006, we performed an assessment of the goodwill balance assigned to HT for potential impairment. We determined HT had a fair value in excess of its book value as of June 30, 2006 and, therefore, the goodwill was not impaired. The fair value determination was performed using an income approach based upon the discounted cashflow method. The projected cashflows were estimated by tax-effecting forecasted revenue and expenses for several future periods. These projections include estimated revenue from our existing customers and additional revenue from new customers. If certain customers do not continue using our technology solutions or if we are unable to provide our technology solutions offering to new customers at the estimated levels, it is possible that an impairment of the goodwill assigned to HT would be required.
Same Party Transactions
      The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty “Same Party Transactions”. The majority of the Company’s financings of its Agency MBS and Subordinate MBS portfolios was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. The Company recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on its consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on the Company’s consolidated statements of income.
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
      While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of June 30, 2006, the carrying value of the Agency and Subordinate

MBS portfolios subject to Same Party Transactions totaled approximately $230,444,000, or 88.8%, of the carrying value of the total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $184,502,000.
Financial Condition
      The most significant changes in our balance sheet as of June 30, 2006, compared to December 31, 2005, are reflected in the net increase of our investment portfolio and changes in related accounts including the decrease in our cash balances. The table below presents the primary assets of our investment portfolio, net of related financing, as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	Principal	Carrying
June 30, 2006	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$—	$—	$—	$—
Collateral for CMOs	12,274	11,833	10,080	1,753

	12,274	11,833	10,080	1,753
Subordinate MBS:
Available for sale	219,004	145,746	87,245	58,501

Agency MBS:
Trading	111,403	106,839	103,614	3,225
Held to maturity	6,447	6,928	—	6,928

	117,850	113,767	103,614	10,153

Total	$349,128	$271,346	$200,939	$70,407

	Principal	Carrying
December 31, 2005	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$10,190	$10,061	$3,474	$6,587
Collateral for CMOs	14,537	14,074	12,201	1,873

	24,727	24,135	15,675	8,460
Subordinate MBS:
Available for sale	174,737	106,967	69,644	37,323

Agency MBS:
Trading	83,505	82,487	80,387	2,100
Held to maturity	7,460	8,034	—	8,034

	90,965	90,521	80,387	10,134

Total	$290,429	$221,623	$165,706	$55,917

      During the second quarter of 2006, all of our mortgage loans that were not collateral for CMOs were either sold or the outstanding principal was paid in full.

      Our Subordinate MBS portfolio has increased in principal balance by $44.3 million and our equity increased by $21.2 million as we continue our strategy to increase and optimize our investment in this primary category of our investment portfolio. In addition, this balance partially increased due to the change in estimate of determining the fair value of these investments.
      The Agency MBS classified as trading has increased due to increases in compliance needs related to exemption under the Investment Company Act. The Agency MBS classified as held to maturity continues to be un-financed and qualifies for our internal liquidity reserve while earning better than short term money rates.
      Our book value per common share as of June 30, 2006 was $7.59 compared to $7.00 as of December 31, 2005. The increase in book value is primarily attributable to our net income of $0.2 million and other comprehensive income of $6.3 million.
Results of Operations
      For the three months ended June 30, 2006, our net income of $0.9 million was $1.0 million higher than our net loss of $0.2 million for the corresponding quarter of 2005. This increase is primarily attributable to the higher operating income of the REIT and the reduced operating loss of HT. The majority of our net income for the three months ended June 30, 2006 and 2005 is attributable to the REIT. The REIT’s increase in operating income is primarily due to $1.4 million of compensation expense recorded in June of 2005 for four of our executive officers pursuant to a 1997 contribution agreement, as amended, that was not incurred in 2006. This increase is partially offset by a decrease in gain on sale of mortgage assets to $0.7 million for 2006 from $1.9 million for 2005.
      For the six months ended June 30, 2006, our net income of $0.2 million was $1.0 million lower than our net income of $1.2 million for the corresponding period of 2005. This decrease is primarily attributable to the lower operating income of our REIT and HCP segments. The majority of our net earnings for the six months ended June 30, 2006 and 2005 is attributable to the REIT. The REIT’s decline in operating income was primarily due to a gain on sale of mortgage assets in 2005 of $4.2 million compared to a gain of $0.6 million in 2006. This decline is partially offset by $1.4 million of compensation expense recorded in June of 2005 for four of our executive officers pursuant to the 1997 contribution agreement, as amended, that was not incurred in 2006.
      A review of our operations for the three and six months ended June 30, 2006 and 2005 is set forth below by operating segment. Since our three operating segments have generated substantially all of our net income, we have concentrated our discussion and analysis on these components.

Selected Components of Operating Income by Segment
(dollars in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Hanover — REIT
Total revenues	$2,941	$3,110	$4,912	$6,860
Total expenses	1,661	2,675	3,545	4,211

Operating income	1,280	435	1,367	2,649

HCP
Total revenues	2,895	3,880	5,817	6,903
Total expenses	3,171	3,577	6,605	6,688

Operating (loss) income	(276)	303	(788)	215

HT
Total revenues	821	1,236	1,684	2,249
Total expenses	1,000	1,930	2,178	3,653

Operating (loss) income	(179)	(694)	(494)	(1,404)

Operating income, as reported	$825	$44	$85	$1,460

      For the three months ended June 30, 2006, our operating income increased by $0.8 million from our 2005 operating income. This increase is the result of an increase in our REIT operating income of $0.8 million from 2005 and a decrease in our HT operating loss of $0.5 million, partially offset by a decrease in our HCP operating income of $0.6 million.
      For the six months ended June 30, 2006, our operating income decreased by $1.4 million from our 2005 operating income. This decrease is the result of a decrease in our REIT operating income of $1.3 from 2005 and a decrease in our HCP operating income of $1.0 million, partially offset by a decrease in our HT operating loss of $0.9 million.

Hanover — REIT

Comparison of 2006 to 2005 Total Revenues
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Favorable			Favorable
	2006	2005	(Unfavorable)	2006	2005	(Unfavorable)

Mortgage Loans including Collateral for CMOs
Interest income	$255	$484	$(229)	$654	$1,115	$(461)
Interest expense	(194)	(422)	228	(401)	(932)	531

Net interest income	61	62	(1)	253	183	70
Mark to market	4	—	4	(18)	—	(18)
Gains	94	149	(55)	94	149	(55)
Loan loss reserve	—	(14)	14	—	(21)	21

Total	159	197	(38)	329	311	18
Subordinate MBS
Interest income	4,101	1,936	2,165	7,851	3,729	4,122
Interest expense	(1,324)	(462)	(862)	(2,408)	(842)	(1,566)

Net interest income	2,777	1,474	1,303	5,443	2,887	2,556
Gains	640	1,737	(1,097)	640	4,017	(3,377)
Impairment	(70)	(257)	187	(161)	(360)	199

Total	3,347	2,954	393	5,922	6,544	(622)
Agency MBS
Interest income	890	1,257	(367)	1,736	2,592	(856)
Interest expense	(709)	(680)	(29)	(1,346)	(1,288)	(58)

Net interest income	181	577	(396)	390	1,304	(914)
Losses	—	—	—	(109)	—	(109)
Mark to market	(692)	1,344	(2,036)	(1,340)	(181)	(1,159)
Freestanding derivatives	668	(1,979)	2,647	1,302	(1,277)	2,579

Total	157	(58)	215	243	(154)	397
Other
Interest income	579	315	264	1,112	525	587
Interest expense	(913)	(422)	(491)	(1,826)	(496)	(1,330)

Net interest income	(334)	(107)	(227)	(714)	29	(743)
Interest rate caps	7	(65)	72	19	(59)	78
Mark to market	(360)	175	(535)	(800)	175	(975)
Other	(35)	14	(49)	(87)	14	(101)

Total	(722)	17	(739)	(1,582)	159	(1,741)

Total REIT Revenues	$2,941	$3,110	$(169)	$4,912	$6,860	$(1,948)

      Interest income from our Mortgage Loan portfolio decreased for the three and six months ended June 30, 2006 compared to the same periods of 2005 primarily due to a decrease in the level of collateral for CMOs in 2006 and the sale of mortgage loans classified as held for sale during April of 2006.

      For our Subordinate MBS portfolio, interest income increased for the three and six months ended June 30, 2006 compared to the same periods of 2005 due to the significant increase in the size of this portfolio and, to a lesser extent, increases in the interest rate for adjustable rate securities. For this same portfolio and related periods, interest expense increased as we increased financings to correspond with the increase in the portfolio and because the one-month London Interbank Offerred Rate Index, “LIBOR”, rate, the basis for all of the financings, has increased consistently through 2005 and 2006. We had gains on sales of securities of $0.6 million for the three and six months ended June 30, 2006 compared to $1.7 and $4.0 million for the same periods of 2005, respectively. This decrease in gains is the result of our long-term strategy shift to focus on net interest income rather than gains on sale of securities. We sold 15 securities during the second quarter of 2006 as part of a minor portfolio reorganization and our anticipation of potential credit issues.
      Revenues from our Agency MBS portfolio increased during the three and six months ended June 30, 2006 compared to the comparable prior year periods. These increases are predominately the result of a decrease in the average balance of the Agency MBS portfolio classified as trading and an increase in the average balance of Agency MBS classified as held to maturity compared to the prior year period. Agency MBS classified as trading are fully hedged with forward sales and, as a result, generate minimal net revenue.
      Other interest income is primarily interest earned on the note receivable from HCP-2 which increased for the three and six months ended June 30, 2006 compared to the same period of 2005 as the prime rate, the basis for the note, has increased throughout 2005 and 2006 and the outstanding amount of the note increased during 2005 into 2006. Although this note and related interest income and expense are eliminated in consolidation, the interest income is a component of the REIT’s taxable income distributable to shareholders. Other interest expense is primarily interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II. This debt was issued in March and November of 2005, respectively, and therefore, a lesser amount of interest expense was incurred for the three and six months ended June 30, 2005.
      Other mark to market for the three and six months ended June 30, 2006 represents a write-down of REO carried in HMDF and included in other assets. The local economy for a portion of these properties has had a significant downturn which has depressed the value of these properties. We are actively trying to sell these properties through local real estate brokers with incentive commissions. However, a large number of other properties are listed for sale in the same geographic area which has hampered our ability to sell these properties.

      The following tables provide detail of the net interest income generated on our principal portfolio assets (dollars in thousands):

	Three Months Ended June 30, 2006

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$14,442	$129,402	$64,654
Average CMO borrowing balance	9,926	—	—
Average balance — Repurchase Agreements	815	83,782	56,034

Net investment	$3,701	$45,620	$8,620

Average leverage ratio	74.37%	64.75%	86.67%

Effective interest income rate	7.06%	12.68%	5.51%
Effective interest expense rate — CMO borrowing	6.57%	—	—
Effective interest expense rate — Repurchase Agreements	15.21%	6.32%	5.06%

Net interest spread	(0.16)%	6.36%	0.45%

Interest income	$255	$4,101	$890
Interest expense — CMO borrowing	163	—	—
Interest expense — Repurchase Agreements	31	1,324	709

Net interest income	$61	$2,777	$181

Yield	6.59%	24.35%	8.40%

	Three Months Ended June 30, 2005

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$36,988	$71,764	$100,627
Average CMO borrowing balance	28,578	—	—
Average balance — Repurchase Agreements	2,901	41,443	88,593

Net investment	$5,509	$30,321	$12,034

Average leverage ratio	85.11%	57.75%	88.04%

Effective interest income rate	5.23%	10.79%	5.00%
Effective interest expense rate — CMO borrowing	5.40%	—	—
Effective interest expense rate — Repurchase Agreements	4.96%	4.46%	3.07%

Net interest spread	(0.13)%	6.33%	1.93%

Interest income	$484	$1,936	$1,257
Interest expense — CMO borrowing	386	—	—
Interest expense — Repurchase Agreements	36	462	680

Net interest income	$62	$1,474	$577

Yield	4.50%	19.45%	19.18%

	Six Months Ended June 30, 2006

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$18,982	$122,357	$65,084
Average CMO borrowing balance	10,401	—	—
Average balance — Repurchase Agreements	2,344	79,018	56,207

Net investment	$6,237	$43,339	$8,877

Average leverage ratio	67.14%	64.58%	86.36%

Effective interest income rate	6.89%	12.83%	5.33%
Effective interest expense rate — CMO borrowing	6.21%	—	—
Effective interest expense rate — Repurchase Agreements	6.66%	6.09%	4.79%

Net interest spread	0.60%	6.74%	0.54%

Interest income	$654	$7,851	$1,736
Interest expense — CMO borrowing	323	—	—
Interest expense — Repurchase Agreements	78	2,408	1,346

Net interest income	$253	$5,443	$390

Yield	8.11%	25.12%	8.79%

	Six Months Ended June 30, 2005

	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$38,600	$67,273	$103,688
Average CMO borrowing balance	31,233	—	—
Average balance — Repurchase Agreements	2,091	39,363	91,583

Net investment	$5,276	$27,910	$12,105

Average leverage ratio	86.33%	58.51%	88.33%

Effective interest income rate	5.78%	11.09%	5.00%
Effective interest expense rate — CMO borrowing	5.65%	—	—
Effective interest expense rate — Repurchase Agreements	4.78%	4.28%	2.81%

Net interest spread	0.19%	6.81%	2.19%

Interest income	$1,115	$3,729	$2,592
Interest expense — CMO borrowing	882	—	—
Interest expense — Repurchase Agreements	50	842	1,288

Net interest income	$183	$2,887	$1,304

Yield	6.94%	20.69%	21.54%

Due Diligence
      The net operating income for HCP decreased by $0.6 and $1.0 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. These decreases are primarily due to decreases in revenue from HCP’s main customer and a negative shift in product mix. Unfavorable market conditions have resulted in reduced mortgage loan acquisitions for HCP’s main customer, thereby resulting in reduced due diligence services performed by HCP. Personnel and occupancy expenses increased as HCP increased its headcount and occupancy structure during the latter half of 2005 to ensure available resources for anticipated revenue growth during 2006 and thereafter. In addition, HCP has incurred subcontractor costs in connection with the enhancement of our loan processing technology to increase the loan review reporting capabilities for our customers.

Technology and LSA
      The operating loss for HT decreased by $0.5 million and $0.9 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. This net change was due to an improvement in the technology operation and was partially offset by a decline in the LSA operation.
      The technology revenue increased for the six months ended June 30, 2006 compared to the same periods in 2005 primarily from the deployment of a technology solution to a new customer in the first quarter of 2006. Personnel costs, technology, and amortization costs decreased for the three and six months ended June 30, 2006, compared to the same period in 2005. The personnel costs decreased due to reductions in headcount that occurred during the fourth quarter of 2005 and the first quarter of 2006. Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers in 2005 that did not occur in 2006. The amortization costs decreased as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.
      Revenue for the LSA operation for the three and six months ended June 30, 2006 was significantly lower than the comparable periods of 2005 due to the reduction in loan sale advisory opportunities in the whole loan secondary market resulting from the flattening of the yield curve and the reduction in mortgage originations. This decrease in revenue was partially offset by reduced headcount and a restructuring of the salary and commission structure for certain sales personnel. As a result of the declining sales opportunities and the departure of certain personnel, we suspended the LSA operation as of May 31, 2006. The remaining personnel and their related costs, which represents substantially all of the remaining costs of the LSA operation, have been reassigned to the REIT.

Operating Expenses
      The following table sets forth the increase (decrease) in operating expenses for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)

Personnel	$1,910	$3,556	$(1,646)	$4,089	$5,816	$(1,727)
Subcontractors	1,346	1,496	(150)	2,729	2,677	52
Legal and professional	638	642	(4)	1,536	1,562	(26)
General and administrative	387	439	(52)	825	827	(2)
Depreciation and amortization	201	325	(124)	390	606	(216)
Occupancy	197	136	61	343	271	72
Technology	353	515	(162)	732	810	(78)
Travel and entertainment	77	94	(17)	177	196	(19)
Out-of-pocket expenses reimbursed	344	570	(226)	770	1,033	(263)
Other	232	275	(43)	554	574	(20)

Total expenses	$5,685	$8,048	$(2,363)	$12,145	$14,372	$(2,227)

      Operating expenses for the three months ended June 30, 2006 decreased by $2.4 million from the same period in 2005. The major changes within operating expenses were in personnel, out-of-pocket expenses reimbursed, technology, subcontractors and depreciation and amortization.

•	Personnel costs decreased due to $1.4 million of compensation expense recorded in June 2005 for four of the Company’s executive officers pursuant to a 1997 contribution agreement, as amended, that was not incurred in 2006 and the reduction in headcount in the HT operations during the fourth quarter of 2005 and the first quarter of 2006.

•	Out of pocket expenses reimbursed decreased due to reduced travel by subcontractors. This reduction directly offsets the decrease in reimbursed out-of-pocket expenses.

•	Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers in 2005 that did not occur in 2006.

•	Subcontractor costs decreased due to a decrease in due diligence revenue, partially offset by a negative shift in product mix and costs incurred in connection with the enhancement of our loan processing technology to increase the loan review reporting capabilities for our customers.

•	Depreciation and amortization costs decreased due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their useful life and the estimated useful life for other components has been extended.
      Operating expenses for the six months ended June 30, 2006 decreased by $2.2 million from the same period in 2005. The major changes within operating expenses were in personnel, depreciation and amortization, and out-of-pocket expenses reimbursed.

•	Personnel costs decreased due to $1.4 million of compensation expense recorded in June 2005 for four of the Company’s executive officers pursuant to a 1997 contribution agreement, as amended, that was not incurred during 2006 and the reduction in headcount in the HT operation during the fourth quarter of 2005 and the first quarter of 2006.

•	The decrease in depreciation and amortization is due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

•	The decrease in out-of-pocket expenses reimbursed is due to reduced travel by subcontractors. This reduction directly offsets the decrease in reimbursed out-of-pocket expenses.
Liquidity and Capital Resources
      Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities in various balance sheet categories. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, as a REIT, we are required to pay dividends equal to 90% of our taxable income and therefore must depend on raising new sources of capital for growth.
      We have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of June 30, 2006, we had $210 million of committed repurchase lines of credit, which were not fully utilized. In addition, as of June 30, 2006, we had $184.4 million outstanding under uncommitted repurchase lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot be assured that we will be successful in obtaining such additional financing on favorable terms, if at all.

      Our cash and cash equivalents as of June 30, 2006 decreased by $16.5 million from December 31, 2005. We have reduced our cash and cash equivalents balance through additional investment in our Subordinate MBS portfolio. We are satisfying a portion of our internal liquidity reserve with certain Agency MBS and Subordinate MBS securities that are not financed under Repurchase Agreements.
      In June of 2006, we entered into a master repurchase agreement with an outside lending institution for up to $200 million. We will utilize this facility primarily for the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, we will pay interest to the lending institution, based on one-month LIBOR plus an interest rate margin, plus various facility fees. We are required to maintain $5.0 million of cash and cash equivalents on-hand at all times and a minimum level of tangible net worth, as defined. In addition, we are required to meet certain monthly net income requirements, as defined.
      We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have invested a limited amount of our capital in the development of our software products, but have no future commitments to invest further in this area.
Off Balance Sheet Agreements
      In April of 2006, we purchased an interest rate cap, indexed to the one-month LIBOR, with a notional amount of $40 million and a strike rate of 6.25% that expires in April of 2009. This interest rate cap is a freestanding derivative, with any changes in its market value recorded as a component of net income. This interest rate cap was purchased to protect the Subordinate MBS portfolio against increases in financing costs that are indexed to one-month LIBOR based repurchase agreements.
Taxable Income
      Taxable income for the six months ended June 30, 2006 is estimated at $1.8 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
      The following table reconciles net income to estimated taxable income for the six months ended June 30, 2006 (dollars in thousands):

Net income	$156
Add (deduct) differences
Mark to market of mortgage assets	2,319
Sale of mortgage assets	(972)
Mark to market of freestanding derivatives	(967)
Losses in subsidiaries not consolidated for tax purposes — net	1,271
Other	(43)

Estimated taxable income	$1,764

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

Credit Risk
      We believe the principal risk to our investment strategy is the credit performance of the domestic residential mortgage market. We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. Additionally, we continually assess exogenous economic factors, including housing prices and unemployment trends, on both national and regional levels. For the six months ended June 30, 2006, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.
      Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past several years, the domestic residential housing market has experienced rapid and sustained housing price gains. Should housing prices decline, we believe our investments would be subject to increased risk of credit losses. Also, over the past several years, mortgage loan delinquencies have been at historically low levels and a rise in delinquency rates would increase our risk of credit losses.
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

Mortgage Loan Portfolio
      Our Mortgage Loan portfolio has one outstanding CMO, 1999-B, and a securitization, 2000-A, that is collateralized by certificates from 1999-B. In the 1999-B CMO, the mortgage loans were match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt where we retained only the subordinate certificates. The mortgage loans for 1999-B are a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread we own a cap on one-month LIBOR with a strike rate of 5%, maturity date of October 2006 and notional amount of $20 million.
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

Subordinate MBS Portfolio
      Our Subordinate MBS portfolio is generally funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of June 30, 2006, approximately 1% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.
      In addition, as of June 30, 2006, we owned a $20 million notional amount, 6.00% LIBOR cap interest rate agreement that matures in November 2008 and a $40 million notional amount, 6.25% LIBOR cap interest rate agreement that matures in April 2009.

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

Subordinate MBS Portfolio
      Securities in our Subordinate MBS portfolio are classified as available for sale and, therefore, changes in the market value are recorded as a component of accumulated other comprehensive income unless deemed other than temporary in which case the changes would be charged to income. Determination of market value is established using internally generated valuations, considering all relevant market data, to arrive at a value we believe represents the amount we may receive should we decide to sell them.

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
      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On or about January 11, 2006, the Company received a Complaint filed on behalf of its former CFO, J. Holly Loux, claiming the Company and its current CEO, John A. Burchett, wrongfully terminated her employment. The action is titled Loux v. Hanover Capital Mortgage Holdings, Inc. Civil Action No. 06-0122 (KSM), and is currently pending in the United States District Court for the District of New Jersey. By her Complaint, Ms. Loux seeks reinstatement, attorney’s fees and costs, and an undetermined amount of damages. The Company and Mr. Burchett deny her allegations and they are vigorously defending the claims made by Ms. Loux.
      From time to time, we are involved in litigation incidental to the conduct of our business. Except for the Loux matter noted above, we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.

Item 1A.	Risk Factors
      There have been no material changes from risk factors as previously disclosed in our Form 10-K, as filed with the SEC on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Repurchases of equity securities during the second quarter of 2006 are listed in the following table.

Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased as	That May Yet be
	Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

5/23/06-5/31/06(1)	8,400	$5.3817	8,400	1,907,500
6/1/06-6/30/06(1)	47,000	$5.3251	47,000	1,860,500

(1)	On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired.

Item 3.	Defaults Upon Senior Securities
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our Annual Meeting of Stockholders on May 19, 2006. 8,412,062 shares of our common stock were outstanding as of the record date of March 31, 2006 and entitled to vote at the annual meeting, and 8,152,994 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting.

      (a) The following members were re-elected to the Board of Directors:

Terms Expiring in 2009	Votes For	Votes Withheld

John A. Burchett	7,763,888	389,106
John A. Clymer	7,767,388	388,606
      The seven other members of the Board of Directors will continue in office after the annual meeting for the following terms:
      Terms expiring in 2007: Joseph J. Freeman, Douglas L. Jacobs, George J. Ostendorf and John N. Rees.
      Terms expiring in 2008: Joyce S, Mizerak, James F. Stone, and Irma N. Tavares.
      (b) The appointment of Grant Thornton, LLP as independent accountants to audit and report on our financial statements for fiscal year 2006 was ratified by stockholders with the following vote:

Votes For	Votes Against	Abstentions

8,024,167	81,491	47,336
      There were no broker non-votes.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits
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
Dated: August 9, 2006

By:	/s/ HAROLD F. MCELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)
Dated: August 9, 2006

EXHIBIT INDEX

Exhibit		Description

2	.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3	.1(8)	Amended Articles of Incorporation of Registrant, as amended

3	.2(1)	Bylaws of Registrant

4	.1(1)	Specimen Common Stock Certificate of Registrant

4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4	.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4	.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4	.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4	.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

10	.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10	.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10	.7.1(3)	1999 Equity Incentive Plan

10	.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10	.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10	.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10	.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10	.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10	.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10	.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10	.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10	.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

Exhibit		Description

10	.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10	.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10	.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10	.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10	.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10	.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10	.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10	.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

Exhibit		Description

10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10	.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.

10	.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.

10	.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.

10	.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10	.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

Exhibit		Description

10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10	.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004

10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10	.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10	.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10	.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10	.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10	.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10	.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

10	.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main Company

16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31	.1(23)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2(23)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1(24)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006

(21)	Incorporated herein by reference to Registrant’s Formb 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Filed herewith.

(24)	Furnished herewith.