Form 10-Q
period 2006-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2006-11-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The registrant had 8,263,562 shares of common stock outstanding as of November 5, 2006.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2006

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2006	December 31,
	(Unaudited)	2005

Assets
Cash and cash equivalents	$19,670	$30,495
Receivable for securities sold	561	—
Accounts receivable	1,665	2,606
Accrued interest receivable	1,613	1,382
Mortgage loans
Held for sale	—	10,061
Collateral for CMOs	11,125	14,074
Mortgage securities ($250,572 and $188,398 pledged under Repurchase Agreements as of September 30, 2006 and December 31, 2005, respectively)
Trading	107,673	82,487
Available for sale	146,226	106,967
Held to maturity	6,567	8,034
Other subordinate security, held to maturity	2,744	2,703
Equity investments in unconsolidated affiliates	1,372	1,289
Other assets	10,144	12,089

	$309,360	$272,187

Liabilities
Repurchase agreements	$190,663	$154,268
Collateralized mortgage obligations (CMOs)	8,704	11,438
Dividends payable	—	2,124
Accounts payable, accrued expenses and other liabilities	5,473	3,498
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	246,079	212,567

Contingencies	—	—
Minority interest in equity of consolidated affiliate	—	189

Stockholders’ Equity
Preferred stock: $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 90 million shares authorized, 8,263,562 and 8,496,162 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	83	85
Additional paid-in capital	102,741	104,231
Cumulative earnings	11,864	11,625
Cumulative distributions to stockholders	(53,697)	(50,362)
Deferred stock-based compensation	—	(205)
Accumulated other comprehensive income (loss)	2,290	(5,943)

	63,281	59,431

	$309,360	$272,187

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Interest income	$6,631	$4,053	$17,510	$11,717
Interest expense	4,023	2,227	10,004	5,785

Net interest income before loan loss provision	2,608	1,826	7,506	5,932
Loan loss provision	—	3	—	24

Net interest income	2,608	1,823	7,506	5,908
Gain on sale of mortgage assets	209	121	834	4,287
Gain (loss) on mark to market of mortgage assets	2,525	(1,297)	206	(1,663)
(Loss) gain on freestanding derivatives	(3,178)	996	(1,857)	(340)
Due diligence fees	2,661	3,678	7,690	9,374
Technology	532	845	2,420	2,360
Loan brokering and advisory services	—	202	105	1,050
Reimbursed out-of-pocket expenses	430	715	1,200	1,748
Other income (loss)	49	129	(38)	320

Total revenues	5,836	7,212	18,066	23,044

Expenses
Personnel	1,879	1,875	5,968	7,691
Subcontractors	1,431	2,000	4,160	4,677
Legal and professional	674	675	2,210	2,237
General and administrative	343	423	1,168	1,250
Depreciation and amortization	208	326	598	932
Occupancy	215	151	558	422
Technology	260	398	992	1,208
Travel and entertainment	57	109	234	305
Out-of-pocket expenses reimbursed	430	715	1,200	1,748
Other	283	381	837	955

Total expenses	5,780	7,053	17,925	21,425

Operating income	56	159	141	1,619
Equity in income (loss) of unconsolidated affiliates	27	13	82	(187)
Minority interest in loss of consolidated affiliate	—	(26)	(5)	(40)

Income before income tax provision (benefit)	83	198	228	1,472
Income tax provision (benefit)	—	62	(11)	136

Net Income	$83	$136	$239	$1,336

Basic Earnings Per Share	$0.01	$0.02	$0.03	$0.16

Diluted Earnings Per Share	$0.01	$0.02	$0.03	$0.16

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Net income	$239	$1,336
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized gain (loss) on mortgage securities classified as available-for-sale	6,907	(1,707)
Reclassification adjustment for net gain included in net income	1,326	242

Other comprehensive income (loss)	8,233	(1,465)

Comprehensive income (loss)	$8,472	$(129)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

							Accumulated
							Other
			Additional		Cumulative	Deferred	Comprehensive
	Common Stock		Paid-In	Cumulative	Distributions	Stock-Based	Income
	Shares	Amount	Capital	Earnings	To Stockholders	Compensation	(Loss)	Total

Balance, December 31, 2005	8,496,162	$85	$104,231	$11,625	$(50,362)	$(205)	$(5,943)	$59,431
Impact of adoption of new accounting standard	—	—	(205)	—	—	205	—	—
Amortization of deferred stock grant to key employees	—	—	36	—	—	—	—	36
Issuance of stock option to director	—	—	1	—	—	—	—	1
Net income	—	—	—	239	—	—	—	239
Repurchase of common stock	(232,600)	(2)	(1,322)	—	—	—	—	(1,324)
Dividends declared	—	—	—	—	(3,335)	—	—	(3,335)
Other comprehensive income	—	—	—	—	—	—	8,233	8,233

Balance, September 30, 2006	8,263,562	$83	$102,741	$11,864	$(53,697)	$—	$2,290	$63,281

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Operating Activities
Net income	$239	$1,336
Adjustments, add (deduct), to reconcile net income to net cash used in operating activities:
Depreciation and amortization	598	932
Common stock issued to principals	—	762
Stock-based compensation	37	19
Accretion of net discount	(4,191)	(1,765)
Loan loss provision	—	24
(Gain) loss recognized from mark to market of mortgage assets	(206)	1,663
Undistributed (earnings) losses of unconsolidated affiliates — net	(82)	187
Minority interest in earnings (loss) of consolidated affiliate	(5)	(40)
Gain on sale of mortgage assets	(834)	(4,453)
Loss on disposition of real estate owned	72	54
Proceeds from sale of mortgage securities classified as trading	45,860	—
Principal collections on mortgage securities classified as trading	7,351	—
Purchase of mortgage securities classified as trading	(77,023)	—
Proceeds from sale of mortgage loans classified as held for sale	9,418	—
Principal collections on mortgage loans classified as held for sale	780	2,684
Purchase of mortgage loans classified as held for sale	—	(20,139)
Decrease (increase) in accounts receivable	941	(622)
Increase in accrued interest receivable	(231)	(27)
Increase in other assets	(736)	(1,307)
Increase in accounts payable, accrued expenses, and other liabilities	1,756	248

Net cash used in operating activities	(16,256)	(20,444)

Investing Activities
Proceeds from sale of mortgage securities	42,859	60,772
Principal collections on mortgage securities	2,407	20,197
Purchase of mortgage securities	(70,777)	(66,272)
Proceeds from the closing of CMOs	—	20,799
Principal collections on CMO collateral	2,980	5,774
Proceeds from disposition of real estate owned	1,202	524
Cash (paid for) acquired in acquisitions	(118)	1,158
Capital investment in unconsolidated affiliates	—	(1,605)

Net cash (used in) provided by investing activities	(21,447)	41,347

Financing Activities
Proceeds from issuance of junior subordinated notes to subsidiary trust issuing preferred securities	—	20,619
Proceeds from exercise of stock options	—	83
Increase (decrease) in borrowings using repurchase agreements	36,395	(8,763)
Repayment of borrowings on line of credit	—	(3,681)
Payments on CMOs	(2,734)	(23,098)
Payment of dividends	(5,459)	(7,590)
Decrease in notes receivable from related party	—	583
Repurchase of common stock	(1,324)	—

Net cash provided by (used in) financing activities	26,878	(21,847)

Net decrease in cash and cash equivalents	(10,825)	(944)
Cash and cash equivalents at beginning of period	30,495	20,604

Cash and cash equivalents at end of period	$19,670	$19,660

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

On March 1, 2006, the Company acquired the remaining minority interest in HDMF-I, LLC (“HDMF”) which was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. The acquisition price of $118,000 equaled the former member’s ownership interest. As a result of this transaction, the Company now owns 100% of HDMF and has consolidated 100% of the operating results of HDMF since the date of acquisition and has consolidated 100% of the assets and liabilities as of September 30, 2006.

2.	Basis of Presentation

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under Accounting Principal Bulletin (“APB”) Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach.

SFAS No. 123R was implemented by the Company as of January 1, 2006 and applies to all awards granted after this implementation and to awards modified, repurchased, or cancelled after that date. As of January 1, 2006 all outstanding stock options are fully vested and do not require any additional compensation

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

expense under SFAS No. 123R. The Company has previously issued restricted stock, for which the requisite service period has not been completed. The Company will amortize the fair market value of the stock on the grant date to stockholders’ equity over the requisite service period. This treatment is the same as the Company previously utilized under APB Opinion No. 25. As of January 1, 2006, the balance of $205,000 in Deferred Stock-Based Compensation was offset against Additional Paid-In Capital and all future amortization of equity based compensation expense will be recorded directly to Additional Paid-In Capital.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The Company’s management is currently evaluating the potential impact of this pronouncement and does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), which addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46(R) may affect (a) the determination as to whether the entity is a variable interest entity, (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the variable interest entity. The Company has adopted FSP FIN 46(R)-6 as of July 1, 2006 and will apply the guidance prospectively for all entities (including newly created entities) with which the Company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for income tax positions taken or expected to be taken in a tax return. In addition, this pronouncement provides guidance on derecognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s management is currently evaluating the potential impact of this pronouncement and does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively as of the fiscal year of adoption. The Company is currently evaluating the potential impact of this pronouncement and does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This pronouncement provides guidance on how to quantify financial statement misstatements and how to correct any resulting misstatements. The Company’s

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

management is currently evaluating the potential impact of this pronouncement and does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

Change in Estimate of Fair Value

During the second quarter of 2006, the Company changed the methodology by which it determines estimated fair value for its Subordinate MBS portfolio to an enhanced proprietary valuation model developed by the Company from a model used for several years as a bench-mark for evaluating independent third-party estimates of fair value.

Through the first quarter of 2006, the Company used the lower of independent third-party valuations or the Company’s valuations as the fair value of its Subordinate MBS. Over time, as the portfolio of these securities has changed in size, complexity, and age or maturity, historical sales data suggested that the fair values developed under this methodology were, overall, too low.

As part of its normal quarterly activities related to fair value estimates, the Company’s management conducted a review of its Subordinate MBS sales for the years 2004 and 2005 and the first two quarters of 2006 and compared prices obtained in the sales to the corresponding independent third-party estimates of fair value and the estimates determined by the Company’s enhanced internal model. The review disclosed that the Company’s enhanced model was a more accurate indicator of fair value especially as the nature of the portfolio has changed through increased size and concentration into these securities and the portfolio of Subordinate MBS has aged. Although the independent third-party estimates are useful as a comparison tool, the Company’s management believes they are no longer representative of fair value. Further, the Company’s management does not believe independent third-parties are willing to consistently provide valuations that are more robust in nature and therefore a more representative estimate of fair value of the Company’s Subordinate MBS without considerable cost to the Company.

The Company’s Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. The Company’s management maintains extensive data related to the collateral of its Subordinate MBS and as a result is able to apply this data and all other relevant market data to its estimates of fair value. The Company’s management believes the estimates used reasonably reflect the values the Company may be able to receive should the Company choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, the Company’s estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

The following schedule shows the impact of the change in estimate as of June 30, 2006 (dollars in thousands, except per share amounts):

		Difference in
		Estimated Fair Value
		and Adjusted Cost Basis
		included in Accumulated
	Estimated Fair	Other Comprehensive
	Value of	Income Unrealized	Book Value
	Subordinate MBS	Gain (Loss)	per Share

Newly adopted methodology	$145,746	$340	$7.59
Previous methodology	138,610	(6,796)	6.73

Impact of change	$7,136	$7,136	$0.86

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Change in Accounting Estimate for Capitalized Software Costs

As of January 1, 2006, the Company increased the remaining estimated useful life of the capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing cumulative amortization expense and increasing the Company’s net income by approximately $268,076 and increasing diluted earnings per share by $0.03 for the nine months ended September 30, 2006.

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

While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, the Company has not performed a complete assessment of the impact on the Company’s financial position, results of operations or cash flows. As of September 30, 2006, the carrying value of the Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $233,701,000, or 89.72%, of the carrying value of the total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $181,778,000.

3.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding, giving affect to the dilutive effect of stock options, if any.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of the computation of basic and diluted earnings per share were as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic earnings per share:
Net income (numerator)	$83	$136	$239	$1,336

Weighted-average common shares outstanding (denominator)	8,280,041	8,485,087	8,391,317	8,426,079

Basic earnings per share	$0.01	$0.02	$0.03	$0.16

Diluted earnings per share:
Net income (numerator)	$83	$136	$239	$1,336

Weighted-average common shares outstanding	8,280,041	8,485,087	8,391,317	8,426,079

Add: Incremental common shares from assumed conversion of stock options	7,562	13,948	7,372	19,499

Diluted weighted-average common shares outstanding (denominator)	8,287,603	8,499,035	8,398,689	8,445,578

Diluted earnings per share	$0.01	$0.02	$0.03	$0.16

The calculation of diluted earnings per share for the three and nine months ended September 30, 2006 does not include 268,324 shares from the assumed conversion of out-of-the-money stock options.

4.	Mortgage Loans

Mortgage Loans — Held for Sale
(dollars in thousands)

	September 30, 2006			December 31, 2005
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$—	$—	$—	$6,712	$3,478	$10,190
Net premium and deferred financing costs	—	—	—	38	34	72
Mark to market adjustments	—	—	—	(133)	(68)	(201)

Carrying value	$—	$—	$—	$6,617	$3,444	$10,061

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	September 30, 2006			December 31, 2005
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$2,168	$9,389	$11,557	$3,046	$11,491	$14,537
Net (discount) and deferred financing costs	(28)	(120)	(148)	(37)	(142)	(179)
Loan loss allowance	(53)	(231)	(284)	(60)	(224)	(284)

Carrying value	$2,087	$9,038	$11,125	$2,949	$11,125	$14,074

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$284	$280	$284	$424
Loan loss provision	—	3	—	24
Sales	—	—	—	(157)
Charge-offs	—	—	—	(8)

Balance, end of period	$284	$283	$284	$283

5.	Mortgage Securities

Mortgage Securities Classified as Trading
(dollars in thousands)

	September 30, 2006			December 31, 2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$109,391	$—	$109,391	$83,505	$—	$83,505
Net (discount) premium	(2,325)	—	(2,325)	755	—	755

Amortized cost	107,066	—	107,066	84,260	—	84,260
Gross unrealized gain	1,501	—	1,501	36	—	36
Gross unrealized loss	(894)	—	(894)	(1,809)	—	(1,809)

Carrying value	$107,673	$—	$107,673	$82,487	$—	$82,487

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	September 30, 2006			December 31, 2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$213,471	$4,784	$218,255	$172,836	$1,901	$174,737
Net (discount)	(72,874)	(1,445)	(74,319)	(60,985)	(843)	(61,828)

Amortized cost	140,597	3,339	143,936	111,851	1,058	112,909
Gross unrealized gain	3,634	36	3,670	263	2	265
Gross unrealized loss	(1,332)	(48)	(1,380)	(6,203)	(4)	(6,207)

Carrying value	$142,899	$3,327	$146,226	$105,911	$1,056	$106,967

As of September 30, 2006, the gross unrealized loss in mortgage securities classified as available for sale is not considered by the Company to be other-than-temporary impairments. These declines appear to be attributable to increases in market interest rates and not from changes in the loss or prepayment assumptions affecting cash flows. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value.

Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	September 30, 2006			December 31, 2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$6,125	$6,125	$—	$7,460	$7,460
Net premium	—	442	442	—	574	574

Amortized cost	—	6,567	6,567	—	8,034	8,034
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$6,567	$6,567	$—	$8,034	$8,034

Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	September 30, 2006			December 31, 2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,068)	(1,068)	—	(1,109)	(1,109)

Amortized cost	—	2,744	2,744	—	2,703	2,703
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,744	$2,744	$—	$2,703	$2,703

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005

Fixed-Rate Agency Mortgage-Backed Securities	$107,673	$82,487	$—	$—	$6,567	$8,034
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	40,551	31,417	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,744	2,703
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	105,675	75,550	—	—

Carrying value of mortgage and other subordinate securities	$107,673	$82,487	$146,226	$106,967	$9,311	$10,737

6.	Other Assets

The following is a breakdown of other assets (dollars in thousands):

	September 30,	December 31,
	2006	2005

Prepaid expenses and other assets	$3,160	$3,259
Unbilled revenue and accrued revenue on contracts in progress	1,198	1,593
Goodwill	2,568	2,568
Capitalized software, net	771	1,010
Real Estate Owned	1,294	3,320
Deferred financing cost	1,153	339

	$10,144	$12,089

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Repurchase Agreements and Other Liabilities

Information pertaining to individual repurchase agreement lenders as of September 30, 2006 is as follows (dollars in thousands):

	Committed	December 31,		September 30,	Carrying Value
	Borrowing	2005	Net	2006	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans
Lender B	—	3,474	(3,474)	—	—	Mortgage Loans
Lender C	10,000	5,222	4,896	10,118	17,928	Retained CMO Securities, Mortgage Securities
Lender C	—	11,724	(5,024)	6,700	12,448	Mortgage Securities
Lender D	—	6,171	4,992	11,163	18,431	Mortgage Securities
Lender E	—	897	2,800	3,697	6,380	Mortgage Securities
Lender F	—	91,659	21,622	113,281	122,736	Mortgage Securities
Lender G	—	16,253	(181)	16,072	23,831	Mortgage Securities
Lender H	—	4,357	1,219	5,576	9,984	Mortgage Securities
Lender I	—	3,172	(3,172)	—	—	Mortgage Securities
Lender J	—	725	15	740	1,288	Mortgage Securities
Lender K	—	1,252	(673)	579	1,006	Mortgage Securities
Lender L	—	9,362	2,659	12,021	19,586	Mortgage Securities
Lender M	—	—	10,599	10,599	17,849	Mortgage Securities
Lender N	—	—	117	117	162	Mortgage Securities

Total		$154,268	$36,395	$190,663	$251,629

As of September 30, 2006, the weighted-average borrowing rate on the Company’s repurchase agreements was 5.90%.

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

As of September 30, 2006, the fair value of Hanover’s interest rate caps was approximately $59,000 and the fair value of forward sales contracts was a liability of approximately $384,000.

Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Mark to market and settlements on forward contracts	$(3,062)	$972	$(1,760)	$(306)
Mark to market on interest rate caps	(116)	24	(97)	(34)

Net (loss) gain on freestanding derivatives	$(3,178)	$996	$(1,857)	$(340)

9.	Income Taxes

Taxable income for the nine months ended September 30, 2006 was approximately $0.5 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income to estimated taxable income for the nine months ended September 30, 2006 (dollars in thousands):

Net income	$239
Add (deduct) differences:
Mark to market of mortgage assets	(257)
Sale of mortgage assets	(1,069)
Mark to market of freestanding derivatives	5
Losses in subsidiaries not consolidated for tax purposes — net	1,831
Other	(243)

Estimated taxable income	$506

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

The following is a summary of trust preferred securities outstanding as of September 30, 2006:

	HST-I	HST-II

Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of September 30, 2006	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005

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

11.	Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Nine Months
	Ended September 30,
	2006	2005

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$29	$18

Interest	$9,885	$5,728

Supplemental schedule of non-cash activities
Transfer of mortgage loans to Real Estate Owned	$—	$3,820

2,537 shares of common stock issued to Principal under Bonus Incentive Compensation Plan	$—	$25

12.	Segment Reporting

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

In connection with the merger of Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. into HanoverTrade, Inc. (subsequently renamed Hanover Capital Partners 2, Ltd.), the Company transferred the results of operations for Hanover Capital Securities, Inc. from HCP to HT. The results of operations for the three and nine months ended September 30, 2005 in the accompanying segment data have been reclassified for this realignment.

	Three Months Ended September 30, 2006 (dollars in thousands)
	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$6,884	$—	$1	$(254)	$6,631
Interest expense	4,023	42	212	(254)	4,023

Net interest income before loan loss provision	2,861	(42)	(211)	—	2,608
Loan loss provision	—	—	—	—	—

Net interest income	2,861	(42)	(211)	—	2,608
Gain on sale of mortgage assets	209	—	—	—	209
Gain (loss) on mark to market of mortgage assets	2,525	—	—	—	2,525
(Loss) gain on freestanding derivatives	(3,178)	—	—	—	(3,178)
Due diligence fees	—	2,661	—	—	2,661
Technology	—	—	554	(22)	532
Loan brokering and advisory services	—	—	—	—	—
Reimbursed out-of-pocket expenses	—	430	—	—	430
Other income (loss)	48	—	1	—	49

Total revenues	2,465	3,049	344	(22)	5,836

Total expenses	1,849	3,346	607	(22)	5,780

Operating income	616	(297)	(263)	—	56
Equity in income (loss) of unconsolidated affiliates	27	—	—	—	27
Minority interest in loss of consolidated affiliate	—	—	—	—	—

Income before income tax provision (benefit)	643	(297)	(263)	—	83
Income tax provision (benefit)	—	—	—	—	—

Net Income	$643	$(297)	$(263)	$—	$83

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30, 2005 (dollars in thousands)
	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$4,246	$4	$—	$(197)	$4,053
Interest expense	2,227	33	164	(197)	2,227

Net interest income before loan loss provision	2,019	(29)	(164)	—	1,826
Loan loss provision	3	—	—	—	3

Net interest income	2,016	(29)	(164)	—	1,823
Gain on sale of mortgage assets	121	—	—	—	121
Gain (loss) on mark to market of mortgage assets	(1,297)	—	—	—	(1,297)
(Loss) gain on freestanding derivatives	996	—	—	—	996
Due diligence fees	—	3,678	—	—	3,678
Technology	—	—	845	—	845
Loan brokering and advisory services	—	—	202	—	202
Reimbursed out-of-pocket expenses	—	715	—	—	715
Other income (loss)	57	1	126	(55)	129

Total revenues	1,893	4,365	1,009	(55)	7,212

Total expenses	1,428	4,192	1,488	(55)	7,053

Operating income	465	173	(479)	—	159
Equity in income (loss) of unconsolidated affiliates	13	—	—	—	13
Minority interest in loss of consolidated affiliate	(26)	—	—	—	(26)

Income before income tax provision (benefit)	504	173	(479)	—	198
Income tax provision (benefit)	—	69	(7)	—	62

Net Income	$504	$104	$(472)	$—	$136

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2006 (dollars in thousands)
	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$18,237	$3	$1	$(731)	$17,510
Interest expense	10,004	125	606	(731)	10,004

Net interest income before loan loss provision	8,233	(122)	(605)	—	7,506
Loan loss provision	—	—	—	—	—

Net interest income	8,233	(122)	(605)	—	7,506
Gain on sale of mortgage assets	834	—	—	—	834
Gain (loss) on mark to market of mortgage assets	206	—	—	—	206
(Loss) gain on freestanding derivatives	(1,857)	—	—	—	(1,857)
Due diligence fees	—	7,788	—	(98)	7,690
Technology	—	—	2,502	(82)	2,420
Loan brokering and advisory services	—	—	130	(25)	105
Reimbursed out-of-pocket expenses	—	1,200	—	—	1,200
Other income (loss)	(39)	—	1	—	(38)

Total revenues	7,377	8,866	2,028	(205)	18,066

Total expenses	5,394	9,951	2,785	(205)	17,925

Operating income	1,983	(1,085)	(757)	—	141
Equity in income (loss) of unconsolidated affiliates	82	—	—	—	82
Minority interest in loss of consolidated affiliate	(5)	—	—	—	(5)

Income before income tax provision (benefit)	2,070	(1,085)	(757)	—	228
Income tax provision (benefit)	—	—	(11)	—	(11)

Net Income	$2,070	$(1,085)	$(746)	$—	$239

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2005 (dollars in thousands)
	Hanover	HCP	HT	Eliminations	Consolidated

Revenues
Interest income	$12,207	$10	$—	$(500)	$11,717
Interest expense	5,785	57	443	(500)	5,785

Net interest income before loan loss provision	6,422	(47)	(443)	—	5,932
Loan loss provision	24	—	—	—	24

Net interest income	6,398	(47)	(443)	—	5,908
Gain on sale of mortgage assets	4,287	—	—	—	4,287
Gain (loss) on mark to market of mortgage assets	(1,663)	—	—	—	(1,663)
(Loss) gain on freestanding derivatives	(340)	—	—	—	(340)
Due diligence fees	—	9,374	—	—	9,374
Technology	—	—	2,360	—	2,360
Loan brokering and advisory services	—	4	1,048	(2)	1,050
Reimbursed out-of-pocket expenses	—	1,743	5	—	1,748
Other income (loss)	71	194	288	(233)	320

Total revenues	8,753	11,268	3,258	(235)	23,044

Total expenses	5,639	10,880	5,141	(235)	21,425

Operating income	3,114	388	(1,883)	—	1,619
Equity in income (loss) of unconsolidated affiliates	(187)	—	—	—	(187)
Minority interest in loss of consolidated affiliate	(40)	—	—	—	(40)

Income before income tax provision (benefit)	2,967	388	(1,883)	—	1,472
Income tax provision (benefit)	—	161	(25)	—	136

Net Income	$2,967	$227	$(1,858)	$—	$1,336

13.	Repurchase of Equity Securities

On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired. Since March 2006, the Company repurchased 232,600 shares at an average price of $5.69 per share.

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

15.	Commitments and Contingencies

On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which is established with and financed by a third party. The warehousing facility will enable the Company to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation.

As of September 30, 2006, the Company has sold two securities into the warehousing facility with total sales proceeds of approximately $3,480,000. If the Company does not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and the Company will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities.

16.	Subsequent Events

The Board of Directors declared a third quarterly dividend of $0.15 per share on November 8, 2006, to be paid on December 8, 2006, to stockholders of record as of November 22, 2006.

17.	Dividend Reinvestment Plan/Direct Stock Purchase Plan

In May 2006, the Company adopted a bank-sponsored Dividend Reinvestment Plan/Direct Stock Purchase Plan (the “Plan”). The Plan is sponsored and administrated by Computershare Trust Company, N.A. The Company pays the cost of the Plan administration. Interested investors may participate in the Plan by going to www.computershare.com/equiserve.

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

Overview

Company

We conduct our operations through three lines of business that are each reported as business segments. They are: the REIT, operated through Hanover; consulting and outsourcing services marketed to the mortgage industry, operated by HCP; and technology solutions and valuation services for the mortgage industry, operated by HT. HCP and HT are separate divisions of our subsidiary, HCP-2, and are dependent upon Hanover for working capital.

The results of operations of HT include the results of Hanover Capital Securities, Inc., and Pedestal Capital Markets, Inc., registered broker-dealers, organized for the purpose of facilitating infrequent sales of registered securities in the conduct of our business.

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

As part of its REIT operations, Hanover owns and operates HDMF-I, LLC, “HDMF”, formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. On March 1, 2006, the Company acquired the remaining minority interest in HDMF.

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

HT — Technology Solutions and Loan Sale Advisory

HT generates income by providing technology software solutions and valuation services to the mortgage industry. The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT markets web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. Through its Servicing Source division, HT also licenses and uses applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients.

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

Change in Estimate of Fair Value

During the second quarter of 2006, we changed the methodology by which we determine estimated fair value for our Subordinate MBS portfolio to an enhanced proprietary valuation model we developed from a model used for several years as a bench-mark for evaluating independent third-party estimates of fair value.

Through the first quarter of 2006, we used the lower of independent third-party valuations or our valuations as the fair value of our Subordinate MBS. Over time, as the portfolio of these securities has changed in size, complexity, and age or maturity, historical sales data suggested that the fair values developed under this methodology were, overall, too low.

As part of our normal quarterly activities related to fair value estimates, we conducted a review of our Subordinate MBS sales for the years 2004 and 2005 and the first two quarters of 2006 and compared prices obtained in the sales to the corresponding independent third-party estimates of fair value and the estimates determined by our enhanced internal model. The review disclosed that our enhanced model was a more accurate indicator of fair value especially as the nature of the portfolio has changed through increased size and concentration into these securities and the portfolio of Subordinate MBS has aged. Although the independent third-party estimates are useful as a comparison tool, we believe they are no longer representative of fair value. Further, we do not believe independent third-parties are willing to consistently provide valuations that are more robust in nature and therefore a more representative estimate of fair value of our Subordinate MBS without considerable cost to us.

Our Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. We maintain extensive data related to the collateral of our Subordinate MBS and as a result are able to apply this data and all other relevant market data to our estimates of fair value. We believe the estimates used reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

The following schedule shows the impact of the change in estimate as of June 30, 2006 (dollars in thousands, except per share amounts):

		Difference in
		Estimated Fair
		Value and Adjusted
		Cost Basis included in
	Estimated Fair	Accumulated Other
	Value of	Comprehensive Income	Book Value
	Subordinate MBS	Unrealized Gain (Loss)	per Share

Newly adopted methodology	$145,746	$340	$7.59
Previous methodology	138,610	(6,796)	6.73

Impact of change	$7,136	$7,136	$0.86

Change in Accounting Estimate for Capitalized Software Cost

As of January 1, 2006, we increased the remaining estimated useful life of our capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing cumulative amortization expense and increasing the Company’s net income by approximately $268,076 and increasing diluted earnings per share by $0.03 for the nine months ended September 30, 2006.

Real Estate Owned

We record our Real Estate Owned, “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the nine months ended September 30, 2006, we have recorded approximately $959,000 of impairment expense related to REO based upon these estimated fair values.

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

One of our customers has recently inquired about reducing or terminating the technology solution services they receive from us. We are discussing other possible uses of our technology solution with this customer and pricing options for reduced levels of service and are not sure of the ultimate outcome of these discussions. This customer is a significant component of the estimated revenue of the projected cashflows previously used to assess our goodwill balance for impairment. In addition, subsequent to September 30, 2006, two additional customers have informally notified us of their intent to terminate the technology solution services they receive from us. To the extent these customers terminate services or reduce the level of services they receive from us, we may need to perform an additional assessment of the goodwill balance assigned to HT and it is possible that an impairment of the goodwill assigned to HT would be impaired.

Same Party Transactions

The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty “Same Party Transactions”. The majority of our financings of our Agency MBS and Subordinate MBS portfolios was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. We recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on our consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of income.

The issue surrounds a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by us because the mortgage-backed securities we purchased in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met, we would be required to record the transaction on a net basis, recording only an asset equal to the amount of the security, net of the related financing. In addition, we would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.

While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, we have not performed a complete assessment of the impact on our financial position, results of operations or cash flows. As of September 30, 2006, the carrying value of our Agency and Subordinate MBS portfolios subject to Same

Party Transactions totaled approximately $233,701,000, or 89.72%, of the carrying value of our total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $181,778,000.

Financial Condition

The most significant changes in our balance sheet as of September 30, 2006, compared to December 31, 2005, are reflected in the net increase of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of September 30, 2006 and December 31, 2005 (dollars in thousands):

September 30, 2006	Principal Balance	Carrying Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$—	$—	$—	$—
Collateral for CMOs	11,557	11,125	9,424	1,701

	11,557	11,125	9,424	1,701
Subordinate MBS:
Available for sale	218,255	146,226	86,643	59,583
Agency MBS:
Trading	109,391	107,673	103,300	4,373
Held to maturity	6,125	6,567	—	6,567

	115,516	114,240	103,300	10,940

Total	$345,328	$271,591	$199,367	$72,224

December 31, 2005	Principal Balance	Carrying Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$10,190	$10,061	$3,474	$6,587
Collateral for CMOs	14,537	14,074	12,201	1,873

	24,727	24,135	15,675	8,460
Subordinate MBS:
Available for sale	174,737	106,967	69,644	37,323
Agency MBS:
Trading	83,505	82,487	80,387	2,100
Held to maturity	7,460	8,034	—	8,034

	90,965	90,521	80,387	10,134

Total	$290,429	$221,623	$165,706	$55,917

During the second quarter of 2006, all of our mortgage loans that were not collateral for CMOs were either sold or the outstanding principal was paid in full. Although we have a facility for $200 million of financing for mortgage loans, the current interest rate environment has significantly reduced the potential interest income we can earn on these loans in excess of the interest expense incurred on the financing. When the interest rate environment improves, we may invest in this portfolio type and reduce our investments in the Agency MBS Portfolio.

Our Subordinate MBS portfolio has increased in principal balance by $43.5 million and our equity increased by $22.3 million as we continue our strategy to increase and optimize our investment in this primary category of our investment portfolio. In addition, this balance partially increased due to the change in estimate of determining the fair value of these investments.

The Agency MBS classified as trading has increased due to increases in compliance needs related to exemption under the Investment Company Act. The Agency MBS classified as held to maturity continues to be un-financed and qualifies for our internal liquidity reserve while earning better than short term money rates.

Our book value per common share as of September 30, 2006 was $7.66 compared to $7.00 as of December 31, 2005. The increase in book value for the nine months ended September 30, 2006 is primarily attributable to our net income of $0.2 million and other comprehensive income of $8.2 million, partially offset by dividends declared and paid of $3.3 million.

Results of Operations

Summary

For the three months ended September 30, 2006, our net income of $0.1 million was comparable to our net income for the corresponding quarter of 2005. The majority of our net income for the three months ended September 30, 2006 and 2005 is attributable to the REIT.

For the nine months ended September 30, 2006, our net income of $0.2 million was $1.1 million lower than our net income of $1.3 million for the corresponding period of 2005. This decrease is primarily attributable to the lower operating income of our REIT and HCP segments. The majority of our net earnings for the nine months ended September 30, 2006 and 2005 is attributable to the REIT. The REIT’s decline in operating income was primarily due to a reduction in gain on sale of mortgage assets, a writedown in the value of our REO during 2006, and increased interest expense for the capital raised through our subsidiary trusts. This decline is partially offset by increased net interest income on our larger Subordinated MBS portfolio and $1.4 million of compensation expense recorded in June of 2005 for four of our executive officers pursuant to the 1997 contribution agreement, as amended, that was not incurred in 2006.

A review of our operations for the three and nine months ended September 30, 2006 and 2005 is set forth below by operating segment. Since our three operating segments have generated substantially all of our net income, we have concentrated our discussion and analysis on these components.

Selected Components of Operating Income by Segment
(dollars in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Hanover — REIT
Total revenues	$2,465	$1,893	$7,377	$8,753
Total expenses	1,849	1,428	5,394	5,639

Operating income	616	465	1,983	3,114

HCP
Total revenues	3,049	4,365	8,866	11,268
Total expenses	3,346	4,192	9,951	10,880

Operating (loss) income	(297)	173	(1,085)	388

HT
Total revenues	344	1,009	2,028	3,258
Total expenses	607	1,488	2,785	5,141

Operating (loss) income	(263)	(479)	(757)	(1,883)

Operating income, as reported	$56	$159	$141	$1,619

For the three months ended September 30, 2006, our operating income decreased by $0.1 million from our 2005 operating income. This decrease is the result of a decrease in our HCP operating income of $0.5 million, partially offset by a decrease in our HTC operating loss of $0.2 million and an increase in our REIT operating income of $0.2 million.

For the nine months ended September 30, 2006, our operating income decreased by $1.5 million from our 2005 operating income. This decrease is the result of a decrease in our REIT operating income of $1.1 million and a decrease in our HCP operating income of $1.5 million, partially offset by a decrease in our HT operating loss of $1.1 million.

Analysis of the operating results of our three segments is presented below.

Hanover — REIT

Comparison of 2006 to 2005 Total Revenues

Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2006	2005	(Unfavorable)	2006	2005	(Unfavorable)

Mortgage Loans including Collateral for CMOs
Interest income	$203	$558	$(355)	$857	$1,673	$(816)
Interest expense	(173)	(400)	227	(574)	(1,332)	758

Net interest income	30	158	(128)	283	341	(58)
Gains (losses) on sale	—	—	—	94	149	(55)
Mark to market	—	2	(2)	(18)	2	(20)
Loan loss reserve	—	(3)	3	—	(24)	24

Total	30	157	(127)	359	468	(109)
Subordinate MBS
Interest income	4,503	2,088	2,415	12,354	5,817	6,537
Interest expense	(1,485)	(586)	(899)	(3,893)	(1,428)	(2,465)

Net interest income	3,018	1,502	1,516	8,461	4,389	4,072
Gains (losses) on sale	209	121	88	849	4,138	(3,289)
Mark to market	(131)	(173)	42	(292)	(533)	241
Other	—	33	(33)	—	33	(33)

Total	3,096	1,483	1,613	9,018	8,027	991
Agency MBS
Interest income	1,660	1,184	476	3,396	3,776	(380)
Interest expense	(1,451)	(815)	(636)	(2,797)	(2,103)	(694)

Net interest income	209	369	(160)	599	1,673	(1,074)
Gains (losses) on sale	—	—	—	(109)	—	(109)
Mark to market	2,785	(1,373)	4,158	1,445	(1,554)	2,999
Freestanding derivatives	(3,062)	971	(4,033)	(1,760)	(306)	(1,454)

Total	(68)	(33)	(35)	175	(187)	362
Other
Interest income	518	416	102	1,630	941	689
Interest expense	(914)	(426)	(488)	(2,740)	(922)	(1,818)

Net interest income	(396)	(10)	(386)	(1,110)	19	(1,129)
Mark to market	(129)	247	(376)	(929)	422	(1,351)
Freestanding derivatives	(116)	25	(141)	(97)	(34)	(63)
Other	48	24	24	(39)	38	(77)

Total	(593)	286	(879)	(2,175)	445	(2,620)

Total REIT Revenues	$2,465	$1,893	$572	$7,377	$8,753	$(1,376)

Net interest income from our Mortgage Loan portfolio decreased for the three and nine months ended September 30, 2006 compared to the same periods of 2005 primarily due to a decrease in the level of collateral for CMOs and related financing in 2006 and the sale of mortgage loans classified as held for sale during April of 2006.

For our Subordinate MBS portfolio, interest income increased for the three and nine months ended September 30, 2006 compared to the same periods of 2005 due to the significant increase in the size of this portfolio and, to a lesser extent, increases in the interest rate for adjustable rate securities. For this same portfolio and related periods, interest expense increased as we increased financings to correspond with the increase in the portfolio and because the one-month London Interbank Offered Rate Index, “LIBOR”, rate, the basis for all of the financings, has increased consistently through 2005 and 2006. We had gains on sales of securities of $0.2 million and $0.9 million for the three and nine months ended September 30, 2006 compared to $0.1 million and $4.1 million for the same periods of 2005, respectively. This decrease in gains is the result of our long-term strategy shift that began in the middle of 2005, to focus on net interest income rather than gains on sale of securities. We sold 15 and 19 securities during the second and third quarter of 2006, respectively, as part of a minor portfolio reorganization and anticipation of potential credit issues.

Generally, our Agency MBS classified as trading are financed via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. In addition, the 2006 net revenue is positively impacted by the interest income generated from Agency MBS classified as held to maturity, which were not hedged through forward sales and were not financed for the majority of 2006, as these securities were not acquired until the fourth quarter of 2005.

Other interest income is primarily interest earned on the note receivable from HCP-2 which increased for the three and nine months ended September 30, 2006 compared to the same period of 2005 as the prime rate, the basis for the note, has increased throughout 2005 and 2006 and the outstanding amount of the note increased during 2005 into 2006. Although this note and related interest income and expense are eliminated in consolidation, the interest income is a component of the REIT’s taxable income distributable to shareholders. Other interest expense is primarily interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II. This debt was issued in March and November of 2005, respectively, and therefore, a lesser amount of interest expense was incurred for the three and nine months ended September 30, 2005.

Other mark to market for the three and nine months ended September 30, 2006 represents a write-down of REO carried in HMDF and included in other assets. The local economy for a portion of these properties has had a significant downturn which has depressed the value of these properties. We are actively trying to sell these properties through local real estate brokers with incentive commissions. However, a large number of other properties are listed for sale in the same geographic area which has hampered our ability to sell these properties.

Other freestanding derivatives represents the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the three and nine months ended September 30, 2006 compared to the same period in 2005. These reductions in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.

The following tables provide detail of the net interest income generated on our principal portfolio assets (dollars in thousands):

	Three Months Ended September 30, 2006
	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$11,749	$152,004	$114,202
Average CMO borrowing balance	9,009	—	—
Average balance — Repurchase Agreements	731	89,260	106,265

Net investment	$2,009	$62,744	$7,937

Average leverage ratio	82.90%	58.72%	93.05%

Effective interest income rate	6.91%	11.85%	5.81%
Effective interest expense rate — CMO borrowing	7.10%	—	—
Effective interest expense rate — Repurchase Agreements	7.11%	6.65%	5.46%

Net interest spread	(0.19)%	5.20%	0.35%

Interest income	$203	$4,503	$1,660
Interest expense — CMO borrowing	160	—	—
Interest expense — Repurchase Agreements	13	1,485	1,451

Net interest income	$30	$3,018	$209

Yield	5.97%	19.24%	10.53%

	Three Months Ended September 30, 2005
	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$39,095	$76,211	$94,370
Average CMO borrowing balance	12,550	—	—
Average balance — Repurchase Agreements	17,165	46,557	90,738

Net investment	$9,380	$29,654	$3,632

Average leverage ratio	76.01%	61.09%	96.15%

Effective interest income rate	5.71%	10.96%	5.02%
Effective interest expense rate — CMO borrowing	5.20%	—	—
Effective interest expense rate — Repurchase Agreements	5.52%	5.03%	3.59%

Net interest spread	0.32%	5.93%	1.43%

Interest income	$558	$2,088	$1,184
Interest expense — CMO borrowing	163	—	—
Interest expense — Repurchase Agreements	237	586	815

Net interest income	$158	$1,502	$369

Yield	6.74%	20.26%	40.64%

	Nine Months Ended September 30, 2006
	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$16,571	$132,230	$81,457
Average CMO borrowing balance	9,937	—	—
Average balance — Repurchase Agreements	1,806	82,432	72,893

Net investment	$4,828	$49,798	$8,564

Average leverage ratio	70.86%	62.34%	89.49%

Effective interest income rate	6.89%	12.46%	5.56%
Effective interest expense rate — CMO borrowing	6.48%	—	—
Effective interest expense rate — Repurchase Agreements	6.72%	6.30%	5.12%

Net interest spread	0.37%	6.16%	0.44%

Interest income	$857	$12,354	$3,396
Interest expense — CMO borrowing	483	—	—
Interest expense — Repurchase Agreements	91	3,893	2,797

Net interest income	$283	$8,461	$599

Yield	7.82%	22.65%	9.33%

	Nine Months Ended September 30, 2005
	Mortgage Loans	Subordinate MBS	Agency MBS

Average asset balance	$38,769	$70,243	$100,596
Average CMO borrowing balance	25,005	—	—
Average balance — Repurchase Agreements	7,119	41,752	91,302

Net investment	$6,645	$28,491	$9,294

Average leverage ratio	82.86%	59.44%	90.76%

Effective interest income rate	5.75%	11.04%	5.00%
Effective interest expense rate — CMO borrowing	5.58%	—	—
Effective interest expense rate — Repurchase Agreements	5.36%	4.56%	3.07%

Net interest spread	0.22%	6.48%	1.93%

Interest income	$1,673	$5,817	$3,776
Interest expense — CMO borrowing	1,046	—	—
Interest expense — Repurchase Agreements	286	1,428	2,103

Net interest income	$341	$4,389	$1,673

Yield	6.84%	20.54%	24.00%

Due Diligence

The net operating income for HCP decreased by $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. These decreases are primarily due to decreases in revenue from HCP’s largest customer and a negative shift in product mix. Unfavorable market conditions have resulted in reduced mortgage loan acquisitions for HCP’s largest customer, thereby resulting in reduced due diligence services performed by HCP. Personnel and occupancy expenses increased as HCP increased its headcount and occupancy structure during the latter half of 2005 to ensure available resources for anticipated revenue growth during 2006 and thereafter. In addition, HCP has incurred subcontractor costs in connection with the enhancement of loan processing technology to increase the loan review reporting capabilities for our customers.

Technology and LSA

The operating loss for HT decreased by $0.2 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This net change was due to an improvement in the technology operation and was partially offset by a decline in the LSA operation.

The technology revenue increased for the nine months ended September 30, 2006 compared to the same period in 2005 primarily from the deployment of a technology solution to a new customer in the first quarter of 2006. Personnel costs, technology, and amortization costs decreased for the three and nine months ended September 30, 2006, compared to the same period in 2005. The personnel costs decreased due to reductions in headcount that occurred during the fourth quarter of 2005 and the first quarter of 2006. Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers in 2005 that did not occur in 2006. The amortization costs decreased as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

Revenue for the LSA operation for the three and nine months ended September 30, 2006 was significantly lower than the comparable periods of 2005 due to the reduction in loan sale advisory opportunities in the whole loan secondary market resulting from the flattening of the yield curve and the reduction in mortgage originations. This decrease in revenue was partially offset by reduced headcount and a restructuring of the salary and commission structure for certain sales personnel. As a result of the declining sales opportunities and the departure of certain personnel, we suspended the LSA operation as of May 31, 2006. The remaining personnel and their related costs, which represents substantially all of the remaining costs of the LSA operation, have been reassigned to the REIT.

Operating Expenses

The following table sets forth the decrease in operating expenses for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)

Personnel	$1,879	$1,875	$4	$5,968	$7,691	$(1,723)
Subcontractors	1,431	2,000	(569)	4,160	4,677	(517)
Legal and professional	674	675	(1)	2,210	2,237	(27)
General and administrative	343	423	(80)	1,168	1,250	(82)
Depreciation and amortization	208	326	(118)	598	932	(334)
Occupancy	215	151	64	558	422	136
Technology	260	398	(138)	992	1,208	(216)
Travel and entertainment	57	109	(52)	234	305	(71)
Out-of-pocket expenses reimbursed	430	715	(285)	1,200	1,748	(548)
Other	283	381	(98)	837	955	(118)

Total expenses	$5,780	$7,053	$(1,273)	$17,925	$21,425	$(3,500)

Operating expenses for the three months ended September 30, 2006 decreased by $1.3 million from the same period in 2005. The major changes within operating expenses were in subcontractors, depreciation and amortization, technology, and out-of-pocket expenses reimbursed.

•	Subcontractor costs decreased due to a decrease in due diligence revenue, partially offset by a negative shift in product mix and costs incurred in connection with the enhancement of our loan processing technology to increase the loan review reporting capabilities for our customers.

•	Depreciation and amortization costs decreased due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their useful life and the estimated useful life for other components has been extended.

•	Technology costs decreased due to customization costs incurred for existing customers and minor modifications to the software technology in 2005 that did not occur in 2006.

•	Out of pocket expenses reimbursed decreased due to reduced travel by subcontractors. This reduction directly offsets the decrease in reimbursed out-of-pocket expenses revenue.

Operating expenses for the nine months ended September 30, 2006 decreased by $3.5 million from the same period in 2005. The major changes within operating expenses were in personnel, subcontractors, depreciation and amortization, technology, and out-of-pocket expenses reimbursed.

•	Personnel costs decreased due to $1.4 million of compensation expense recorded in June 2005 for four of the Company’s executive officers pursuant to a 1997 contribution agreement, as amended, that was not incurred during 2006 and the reduction in headcount in the HT operation during the fourth quarter of 2005 and the first quarter of 2006.

•	Subcontractor costs decreased due to a decrease in due diligence revenue, partially offset by a negative shift in product mix and costs incurred in connection with the enhancement of our loan processing technology to increase the loan review reporting capabilities for our customers.

•	The decrease in depreciation and amortization is due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

•	Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers and minor modifications to the software technology in 2005 that did not occur in 2006.

•	The decrease in out-of-pocket expenses reimbursed is due to reduced travel by subcontractors. This reduction directly offsets the decrease in reimbursed out-of-pocket expenses revenue.

Liquidity and Capital Resources

Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities. Our primary non-discretionary cash uses are our operating costs, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. We expect to meet our future short-term and longer-term liquidity requirements generally from our existing working capital, cash flow provided by operations, Repurchase Agreements and other possible sources of longer-term financing. We consider our ability to generate cash to be adequate to meet operating requirements both in the short-term and the longer-term. However, as a REIT, we are required to pay dividends equal to 90% of our taxable income and therefore must depend on raising new sources of capital for growth.

We have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of September 30, 2006, we had

$210 million of committed repurchase lines of credit, which were not fully utilized. In addition, as of September 30, 2006, we had $180.5 million outstanding under uncommitted repurchase lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future. We cannot be assured that we will be successful in obtaining such additional financing on favorable terms, if at all.

Our cash and cash equivalents as of September 30, 2006 decreased by $10.8 million from December 31, 2005. We have reduced our cash and cash equivalents balance through additional investment in our Subordinate MBS portfolio. We are satisfying a portion of our internal liquidity reserve with certain Agency MBS and Subordinate MBS securities that are not financed.

In June of 2006, we entered into a master repurchase agreement with an outside lending institution for up to $200 million. We will utilize this facility primarily for the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, we will pay interest to the lending institution, based on one-month LIBOR plus an interest rate margin, plus various facility fees. We are required to maintain $5.0 million of cash and cash equivalents on hand at all times and a minimum level of tangible net worth, as defined. In addition, we are required to meet certain monthly net income requirements, as defined.

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

On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation.

As of September 30, 2006, we have sold two securities into the warehousing facility with total sales proceeds of $3.5 million. If we do not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities.

Taxable Income

Taxable income for the nine months ended September 30, 2006 is estimated at $0.5 million. Taxable income differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income to estimated taxable income for the nine months ended September 30, 2006 (dollars in thousands):

Net income	$239
Add (deduct) differences
Mark to market of mortgage assets	(257)
Sale of mortgage assets	(1,069)
Mark to market of freestanding derivatives	5
Losses in subsidiaries not consolidated for tax purposes — net	1,831
Other	(243)

Estimated taxable income	$506

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Historically, we have experienced only nominal credit losses on our investments. There can be no assurance that our overall favorable historical experience will be predictive of future credit trends or actual results.

For the three and nine months ended September 30, 2006, we incurred approximately $226,000 of credit losses on the underlying mortgage loans for certain securities in our Subordinate MBS portfolio. We believe we may be able to recoup a portion or all of these losses from third parties and are aggressively pursuing these claims The purchase discount for these securities has an implicit credit loss component, which is in excess of the current period losses. These losses do not have a significant impact on our projection of cash flows for the related securities, our current period operating results, or the carrying value of the securities. However, these credit losses reduce the overall income potential of the securities.

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

Mortgage Loan Portfolio

Our Mortgage Loan portfolio has one outstanding CMO, 1999-B, and a securitization, 2000-A, that is collateralized by certificates from 1999-B. In the 1999-B CMO, the mortgage loans were match funded on a maturity basis with one-month LIBOR indexed floating rate CMO debt where we retained only the subordinate certificates. The mortgage loans for 1999-B are a mixture of both fixed-rate and adjustable-rate loans with the subordinate certificates receiving the difference between the net coupon on the loans and the CMO debt coupon rate, known as spread. To protect the spread, we owned a cap on one-month LIBOR with a strike rate of 5% and notional amount of $20 million that expired in October of 2006.

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

Subordinate MBS Portfolio

Our Subordinate MBS portfolio is generally funded with Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin. Therefore, to the extent that a subordinate security is not also re-pricing on a monthly basis to one-month LIBOR there is the potential for variability in our net interest income. To manage this re-pricing risk, as of September 30, 2006, approximately 3% of our Subordinate MBS portfolio was invested in bonds with coupons that reset monthly at a rate equal to one-month LIBOR plus an interest rate margin.

In addition, as of September 30, 2006, we owned a $20 million notional amount, 6.00% LIBOR cap interest rate agreement that matures in November 2008 and a $40 million notional amount, 6.25% LIBOR cap interest rate agreement that matures in April 2009.

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

Mortgage Loan Portfolio

A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of September 30, 2006, one bond from the 2000-A securitization was financed via a $0.7 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

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

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On or about January 11, 2006, the Company received a Complaint filed on behalf of its former CFO, J. Holly Loux, claiming the Company and its current CEO, John A. Burchett, wrongfully terminated her employment. The action is titled Loux v. Hanover Capital Mortgage Holdings, Inc. Civil Action No. 06-0122 (KSM), and is currently pending in the United States District Court for the District of New Jersey. By her Complaint, Ms. Loux seeks reinstatement, attorney’s fees and costs, and an undetermined amount of damages. The Company and Mr. Burchett deny her allegations and they are vigorously defending the claims made by Ms. Loux. The matter is still in the discovery stages.

From time to time, we are involved in litigation incidental to the conduct of our business. Except for the Loux matter noted above, we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-K, as filed with the SEC on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the third quarter of 2006 are listed in the following table.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares That May Yet be
	of Shares	Paid per	Part of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

7/3/06-7/31/06	93,100	$5.4640	93,100	1,767,400

(1)	On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

As indicated in the Company’s Press Release dated May 11, 2006, a copy of which was filed as an Exhibit to the Company’s May 15, 2006 Form 8-K, the Company had previously engaged Stifel, Nicolas & Company, Incorporated as its financial advisor to review strategic options for the Company’s non-REIT subsidiary, including the possible sale of the subsidiary. The Company continues to pursue these options through its advisor.

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

Dated: November 9, 2006

By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Dated: November 9, 2006

EXHIBIT INDEX

Exhibit		Description

2	.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3	.1(8)	Amended Articles of Incorporation of Registrant, as amended
3	.2(1)	Bylaws of Registrant
4	.1(1)	Specimen Common Stock Certificate of Registrant
4	.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4	.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4	.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4	.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
4	.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust
4	.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.
4	.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005
4	.9(19)	Form of Floating Rate TRUPS(R) Certificate issued November 4, 2005
10	.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10	.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10	.7.1(3)	1999 Equity Incentive Plan
10	.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10	.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10	.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10	.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10	.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10	.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10	.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10	.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10	.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10	.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10	.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10	.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

Exhibit		Description

10	.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft
10	.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10	.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10	.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10	.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10	.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10	.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10	.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10	.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10	.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10	.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10	.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10	.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10	.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10	.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10	.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

Exhibit		Description

10	.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10	.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.
10	.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.
10	.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.
10	.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10	.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10	.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10	.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10	.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10	.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10	.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10	.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10	.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10	.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10	.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10	.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

Exhibit		Description

10	.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004
10	.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10	.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10	.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10	.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10	.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004
10	.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10	.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10	.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10	.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10	.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005
10	.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005
10	.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
10	.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005
10	.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank
10	.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company
10	.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited
10	.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main Company
10	.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.
16	.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31	.1(24)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(24)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(25)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Filed herewith.

(25)	Furnished herewith.