Form 10-K
period 2006-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2007-03-16
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Metroplex Drive, Suite 100, Edison, NJ	08817
(Address of principal executive offices)	(Zip Code)

(732) 548-0101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2006, was $36,808,000.

The registrant had 8,063,962 shares of common stock outstanding as of March 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year, are incorporated by reference into Part III.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward- looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of this Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

The Company

Hanover Capital Mortgage Holdings, Inc. (“Hanover”) is a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Hanover has one primary subsidiary: Hanover Capital Partners 2, Ltd. (“HCP-2”). When we refer to the “Company,” we mean Hanover together with its consolidated subsidiaries.

The Company’s principal business is the REIT that generates net interest income on its portfolio of prime mortgage securities and mortgage loans on a leveraged basis. Secondarily, mortgage industry service and technology related income is earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”). Effective January 12, 2007, the assets of HCP’s due diligence business, representing substantially all of the assets of HCP, were sold to Terwin Acquisition I, LLC, which also assumed certain liabilities related thereto. As a result, as of December 31,2006, the net assets and liabilities and results of operations of HCP have been presented as discontinued operations in the accompanying financial information and financial statements in this Form 10-K.

The Company’s principal executive offices are located at 200 Metroplex Drive, Suite 100, Edison, New Jersey 08817. The Company also maintains an office at 55 Broadway, Suite 3002, New York, NY 10006.

Business Segments

Company

The Company’s business is conducted through two lines of business that are each reported as business segments. They are: the REIT, operated through Hanover, and technology solutions and loan sale advisory services for the mortgage industry, operated by HT. As a result of the sale of HCP described above, the Company will no longer report a separate segment for the due diligence business.

The results of operations of HT include the results of Hanover Capital Securities, Inc., “HCS” and Pedestal Capital Markets, Inc. “Pedestal”, registered broker-dealers, organized for the purpose of facilitating infrequent sales of registered securities in the conduct of their businesses.

Hanover — The REIT

Hanover’s principal business is to generate net interest income by investing in subordinate mortgage-backed securities, “Subordinate MBS”, collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. Hanover does not take deposits or raise money in any way that would subject it to consumer lending or banking regulations and does not deal directly with consumers. Hanover also maintains a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, “Agency MBS”, primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). Hanover attempts to increase the earnings potential in its investments by leveraging its purchases of mortgage securities with borrowings obtained primarily through the use of 30 day revolving Repurchase Agreements which are established by sales with agreements to repurchase. The borrowings under the Repurchase Agreements are generally at 50 to 97 percent of the security’s fair market value, depending on the security, and are adjusted to market value each month as the Repurchase Agreements are re-established. Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under repurchase agreements or through the creation of collateralized mortgage obligations, “CMOs”. Hanover also, on occasion, receives income from real estate investment management services that can include asset management and administrative services.

HCP — Consulting and Outsourcing Services

During the third quarter of 2006, the Company’s Board of Directors approved the sale of certain assets of our HCP due diligence business to Terwin Acquisitions I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC) (“Buyer”). This sale was completed on January 16, 2007, with an effective date of January 12, 2007. The sale was effected through the sale of certain assets to the Buyer and the assumption by the Buyer of certain liabilities of HCP-2 which comprised all of our due diligence operations. As a result of the sale, we will no longer perform due diligence activities for third parties. The net assets and liabilities and the results of operations of our HCP business have been presented as discontinued operations in the accompanying consolidated financial statements and other information presented in this Form 10-K.

HCP provided services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. The services provided included: loan due diligence (credit and compliance) on a full range of mortgage products, quality control reviews of newly originated mortgage loans, operational reviews of loan origination and servicing operations, mortgage assignment services, loan collateral reviews, loan document rectification, and temporary staffing services.

The delivery of the HCP consulting and outsourcing services usually required an analysis of a block or pool of loans on a loan-by-loan basis. This required the use of technology developed and owned by HCP and operated by employees highly specialized and trained by HCP. HCP also performed certain due diligence services and analysis of mortgage assets acquired by Hanover.

HT — Technology Solutions and Loan Sale Advisory

HT generates income by providing technology software solutions and valuation services to the mortgage industry. The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT markets web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. Previously, through its Servicing Source division, HT also licensed and used applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients. On December 29, 2006, HT sold certain assets and the trade name of its Servicing Source division, including the financial management of mortgage services rights, to the Sextant Group, Inc., which also assumed certain liabilities related to these assets. The Sextant Group, Inc. will also maintain and support certain software license and servicing agreements retained by HT.

Prior to May 31, 2006, the loan sale advisory, “LSA”, operation of HT earned fees by providing brokerage, asset valuation and consulting services. The brokerage service integrated varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. HT also performed market price valuations for a variety of loan products and offered consulting advice on loan product pricing and business strategies. As a result of declining sales opportunities and the departure of certain personnel, we suspended the LSA operation as of May 31, 2006. The remaining personnel and their related costs, which represent substantially all of the remaining costs of the LSA operation, have been reassigned to the REIT.

HT is dependent on Hanover for working capital.

REIT Operations

General

In order to maximize the interest income from its investments, Hanover invests in mortgage securities or mortgage loans that will generate the highest possible earnings where such mortgage securities or mortgage loans fall within acceptable investment parameters established by Hanover’s investment management team.

The parameters established by Hanover’s investment management team vary by type of investment but emphasize securities collateralized by prime jumbo residential mortgages or mortgage loans that generally fall into this category of residential mortgages. The parameters do not allow and Hanover does not invest in sub-prime mortgage securities or mortgage loans.

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

Depending on market conditions and the quality of mortgage loans available for purchase in the marketplace, Hanover may pool certain investment mortgages, mortgages that have met Hanover’s investment parameters, and cause them to become collateral for a CMO. The CMO is usually divided into several maturity classes, called series or tranches that are sold to investors and that have varying degrees of claims on any cash flows or losses on the mortgage loans held as collateral. In such securitizations, Hanover’s intent is to hold or retain for investment purposes the highest risk series or tranches. The highest risk series often are charged with losses before the other series and receive cash flows after the other series with higher priority on cash flows are paid. The investment cost in these higher risk securities are substantially discounted from the par value and, consistent with the previous example, are a potentially higher interest earning security.

Hanover may also use a securitization such as Collateralized Debt Obligations “CDO’s” as a source of funding for investments in Subordinate MBS. In such a securitization, investments in Subordinate MBS are sold to an independent securitization entity that creates securities backed by those assets, the CDO’s, and sells these newly-created securities to both domestic and international investors. Most of the securities created and sold will receive the highest credit rating of AAA, so the interest paid out is relatively low. Hanover would expect to typically generate a profit from these securitization entities, consisting of the yield on the securitized assets less the interest payments made to the holders of the CDO securities sold. Hanover will also earn management fees from the securization entity.

Hanover invests in debt securities of Fannie Mae and Freddie Mac (Government Sponsored Enterprises), referred to as Agency MBS. Only Agency MBS that represent an entire pool of mortgages, not just part of a pool of mortgages, are purchased. These securities are purchased when Hanover’s monitoring model of limits for exemption under the 40 Act suggests that the total assets represented by qualifying real estate investments may need to be supported by additional purchases of Agency MBS. Such assets are sold when Hanover’s other qualifying real estate investments are of sufficient amounts to maintain the exemptive limits. These Agency MBS are readily marketable and contain guarantees by the sponsoring agency such that credit risks are minimal.

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

Credit Risk Management

We define credit risk as the risk that a borrower or issuer of a mortgage loan may not make the scheduled principal and interest payments required under the loan or a sponsor or servicer of the loan or mortgage security will not perform. We attempt to reduce our exposure to credit risk on our mortgage assets by:

•	establishing investment parameters which concentrate on assets that are collateralized by prime single-family mortgage loans;

•	reviewing all mortgage assets prior to purchase to ensure that they meet our investment parameters;

•	employing early intervention, aggressive collection and loss mitigation techniques; and

•	obtaining representations and warranties, to the extent possible, from sellers with whom we do business.

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

We attempt to reduce counterparty risk by periodically evaluating the creditworthiness of sellers, servicers, and sponsors of prime Subordinate MBS and mortgage loans.

Interest Rate Risk Management

Interest rate risk is the risk of changing interest rates in the market place. Rising interest rates may both decrease the market value of the portfolio and increase the cost of Repurchase Agreement financing. Management of these risks varies depending on the asset class. In general, we attempt to minimize the effect of rising interest rates through asset re-allocation, the use of interest rate caps and forward sales of Agency MBS.

Subordinate MBS — Our Subordinate MBS portfolio consists of both fixed-rate and adjustable-rate securities. We manage effects of rising interest rates on the financing of our Subordinate MBS portfolio through the purchase of long-term, out-of-the-money, interest rate caps indexed to the one-month London Interbank Offered Rate Index, “LIBOR”. Increases in one-month LIBOR will decrease our net interest spread until one-month LIBOR reaches the cap strike rate. Once one-month LIBOR is at or above the cap rate, the cap will pay us, on a monthly basis, the difference between the current one-month LIBOR rate and the cap strike rate.

Although there is an offsetting correlation to the change in the value of the one-month LIBOR caps to the change in the value of the Subordinate MBS as interest rates increase, it is not 100 percent effective. Additionally, because our interest rate caps are treated as freestanding derivatives, the changes in the value of the interest rate caps flow through our income statement while changes in the value of the asset are reflected as Other Comprehensive Income, to the extent such Subordinate MBS have been classified as available for sale securities.

Although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133. To receive such treatment requires extensive management and documentation but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our use of freestanding derivatives as discussed above. Under SFAS No. 133, Hanover would use qualifying hedges to meet strategic economic objectives, while maintaining adequate liquidity and flexibility, by managing interest rate risk mitigation strategies that should result in a lesser amount of earnings volatility under GAAP as occurs when using freestanding derivatives.

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

A rise in interest rates may also cause a decrease in the market value of the mortgage loans and thereby may cause financing firms to require additional collateral. We manage the unforeseen or under anticipated need to meet additional collateral requirements with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets.

A pool or pools of mortgage loans may reach a size where hedging our borrowing rates that finance our mortgage loan purchases may be prudent in order to avoid the increased interest expense associated with rising interest rates. In such circumstances, although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under SFAS 133. To receive such treatment requires extensive management and documentation but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our Subordinate MBS and the use of freestanding derivatives as discussed above.

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

Prepayment Risk Management

Prepayment risk is the risk that homeowners will pay more than their required monthly mortgage payments including payoff of mortgages. As prepayments occur, the amount of principal retained in the security declines faster than what may have been expected, thereby shortening the average life of the security by returning principal prematurely to the holder, potentially at a time when interest rates are low, as prepayment is usually associated with declining interest rates. Prepayments could cause losses if Hanover paid a premium for the security. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

Capital Allocation Guidelines (CAG) — Liquidity Policy

We have adopted capital allocation guidelines, which we refer to as “CAG”, to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of the members of our Board of Directors. The CAG establishes a liquidity requirement and leverage criteria for each class of investment which is intended to keep our leverage balanced by:

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

Our Repurchase Agreement borrowings bear short-term (one year or less) fixed interest rates indexed to LIBOR, plus a margin ranging from 0 to 200 basis points depending on the overall quality of the mortgage-related assets. Generally, the Repurchase Agreements require us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in rising interest-rate markets, could require us to repay a portion of the borrowings, pledge additional collateral on the loan, or sell assets to reduce the borrowings. We attempt to minimize the impact of these severities by the use of the CAG discussed above.

Developments in 2006

Financing Agreement

On June 22, 2006, the Company and certain of its subsidiaries entered into a Master Repurchase Agreement with Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main — New York Branch (“DZ”) to finance the purchase of up to $200 million of prime residential mortgage loans. The Agreement has a five year term and provides financing of whole loans at a spread to LIBOR. The Company contemplates utilizing the facility to expand its investments in prime residential mortgage loans and facilitate the expansion of its Subordinate MBS collateralized by prime residential mortgage loans.

Sale of HCP

On January 16, 2007, the Company completed the sale of its due diligence business to Buyer, an affiliate of Terwin Holdings LLC (d/b/a The Winter Group). The transaction became effective on the Effective Date of January 12, 2007. The sale was effected through the sale of certain assets and assumption of certain liabilities (“Net Equity Amount”) of HCP-2. Hanover is thus no longer in the business of providing due diligence services to the financial services industry and governmental agencies.

The cash expected to be realized from the transaction will be approximately $4.7 million. The Purchase Price was approximately $1.2 million, which is subject to further post-Closing adjustments pursuant to the terms of the Asset Purchase Agreement, while HCP retained all receivables and some minor assets of approximately $3.5 million. The Asset Purchase Agreement provides for a period of up to 60 days after the Closing Date to finalize the Net Equity Amount and adjust the Purchase Price, if necessary. Hanover expects to record a gain on the sale of the due diligence business in the first quarter of 2007.

The Company will continue to utilize the name Hanover Capital Partners 2, Ltd., and plans to continue to perform certain financial and technology functions and other services through this entity.

Resignation of Directors/Executives

In December 2006, two senior officers of the Company were separated from the Company under terms consistent with their existing employment agreements.

As of December 29, 2006, the Company entered into a Separation and General Release Agreement (“Ostendorf Termination Agreement”) with George J. Ostendorf pursuant to which Mr. Ostendorf tendered, and the Company accepted, his resignation as a Senior Managing Director of the Company, as a member of the Company’s Board of Directors, and as a member of the Board of Directors of each of the Company’s affiliates of which he was a director. Pursuant to the terms of the Ostendorf Termination Agreement, Mr. Ostendorf will be paid one (1) year’s salary, twelve (12) months of COBRA benefits, and certain other benefits in exchange for his agreement to certain non-competition, non-solicitation and non-disclosure conditions as well as a release in the Company’s favor.

As of January 31, 2007, the Company entered into a Separation and General Release Agreement (“Mizerak Termination Agreement”) with Joyce S. Mizerak pursuant to which Ms. Mizerak tendered, and the Company accepted, her resignation as President of Hanover Capital Partners 2, Ltd., as a Senior Managing Director of the Company, as a member of the Company’s Board of Directors, and as a member of the Board of Directors of each of the Company’s affiliates of which she was a director. Pursuant to the terms of the Mizerak Termination Agreement, Ms. Mizerak will be paid sixteen (16) months salary, eighteen (18) months COBRA benefits and certain other benefits in exchange for her agreement to certain non-disclosure conditions as well as a release in the Company’s favor.

Warehouse Agreement

On August 28, 2006, the Company and Merrill Lynch International entered into a warehouse agreement for up to $125 million warehousing facility (the “Warehouse Agreement”), for the purpose of enhancing the Company’s liquidity. The warehousing facility will enable the Company to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a CDO. As of December 31, 2006, the Company had three securities outstanding under the warehousing facility.

Goodwill

As a result of three customers terminating the technology services they receive from HT during the latter part of 2006, we decided to re-perform the assessment of the goodwill balance for potential impairment using updated forecasted revenues and expenses as of December 31, 2006. The assessment indicated that the HT reporting unit had a fair value below its book value. In accordance with the second step of the assessment, we determined the fair value of the identifiable assets of the HT reporting unit and calculated the goodwill balance as the excess of the fair value of the entire reporting unit over the fair value of the identifiable assets of the reporting unit. The goodwill was fully impaired resulting in an impairment expense of $2.5 million.

Stock Repurchase

During March of 2006, our Board of Directors approved the adoption of a stock buyback plan that authorized the Company to buy back up to a maximum of 2 million shares of Company common stock. The repurchase program may be suspended or discontinued without prior notice. During the year ended December 31, 2006, we repurchased 263,100 shares of our common stock with a total purchase price of approximately $1,479,000.

Change in Fair Value Methodology

During the second quarter of 2006, Hanover changed the methodology by which it estimated fair value for its Subordinate MBS portfolio to an enhanced proprietary valuation model developed by Hanover. Hanover’s management believes the estimates used and developed by its proprietary model reasonably reflect the values the Company may be able to receive for the securities in its Subordinate MBS portfolio should the Company choose to sell them. The impact of the change in estimate, done as of June 30, 2006, was to increase the estimated fair value of Hanover’s Subordinate MBS by $7.1 million, decrease unrealized loss included in other comprehensive income (loss) by the same amount and increase book value per share by $0.86.

Regulation

HCS is a broker/dealer registered with the SEC and is a member of the National Association of Securities Dealers, Inc. Pedestal is also a broker/dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc.

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

Employees

As of December 31, 2006, we had 53 full-time employees. We also utilized the services of subcontractors in HCP prior to its sale. After the sale of HCP, we have 27 full-time employees. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements.

Trademarks

We own five trademarks that have been registered with the United States Patent and Trademark Office.

Federal Income Tax Considerations

General

We have elected to be treated as a REIT for Federal income tax purposes, pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that we do not qualify as a REIT in any year, we would be subject to Federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders would be reduced. We believe we have satisfied the requirements for qualification as a REIT since commencement of our operations in September 1997. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below. At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us or our shareholders. Congress recently enacted legislation that reduced the Federal tax rate on both qualified dividend income and long-term capital gains for individuals to 15% through 2008. Because REITs generally are not subject to corporate income tax, this reduced tax rate does not generally apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

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

3. REIT dividends attributable to dividends received by a REIT from non-REIT corporations, such as taxable REIT subsidiaries; and

4. REIT dividends attributable to income that was subject to corporate income tax at the REIT level (i.e., to the extent that a REIT distributes less than 100% of its taxable income).

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

Nature of Assets

On the last day of each calendar quarter, we must satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our assets must consist of real estate mortgage loans, certain interests in real estate mortgage loans, real estate, certain interests in real estate, shares (or transferable certificates of beneficial interest) in other REITs, government securities, cash and cash items (“Qualified REIT Assets”). We expect that substantially all of our assets will continue to be Qualified REIT Assets. Second, not more than 25% of our assets may consist of securities that are not Qualified REIT Assets. Third, except as noted below, investments in securities that are not Qualified REIT Assets are further limited as follows:

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

Errors have been made in the reporting of tax components of distributions to our shareholders for each year in the five year period ended 2006. The errors relate to the change in estimates used in computation of our tax earnings and profits for those years and had the effect of misstating the return of capital component of our distributions and correspondingly the dividend income component. In order to address the incorrect reporting of these distributions, corrected Forms 1099-DIV have been or will be sent to our shareholders as considered appropriate. The IRS can assess penalties against us for delivering inaccurate Forms 1099-DIV, ranging from $50 to $100 for each incorrect Form 1099-DIV sent to shareholders. However, the IRS can also waive any penalty upon a showing by us that the error was due to reasonable cause and not willful neglect. The imposition by the IRS of penalties to which the inaccurate Forms 1099-DIV may be subject could adversely affect the results of operations.

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

Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings or to refinance such borrowings with longer-term financings. If we are not able to renew or replace maturing borrowings, or obtain longer-term financing, we would have to sell some or all of our assets, possibly under adverse market conditions. In addition, the failure to renew or replace maturing borrowings, or obtain longer-term financing, may require us to terminate hedge positions, which could result in further losses. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at possibly disadvantageous prices with consequent losses, which, in the extreme, may render us insolvent.

Our profitability depends on the availability and prices of mortgage assets that meet our investment criteria.

The availability of mortgage assets that meet our criteria depends on, among other things, the size and level of activity in the real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, appreciation or decline in property values and the general regulatory and tax environment as it relates to mortgage lending. In addition, we expect to compete for these investments with other REITs, investment banking firms, savings banks, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than we do. If we cannot obtain sufficient mortgage loans or mortgage securities that meet our criteria, at favorable yields, our business will be adversely affected.

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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Variances in the yield curve may reduce our net income. Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve) or short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets generally bear interest based on longer-term rates than our borrowings, a flattening or inversion of the yield curve would tend to decrease our net income. Additionally, the spread between the yields earned on any new investments and available borrowing rates may decline, which would likely decrease our net income.

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

In connection with certain of our loan file reviews and other activities with respect to mortgage loans in our portfolio, we have access to the personal non-public financial information of the borrowers. In addition, in operating an Internet exchange for trading mortgage loans, HT sometimes has access to borrowers’ personal non-public financial information, which it may provide to potential third party investors in the mortgage loans. This personal non-public financial information is highly sensitive and confidential, and if a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot give complete assurances that these policies and safeguards are sufficient to prevent the misappropriation of confidential information or that our policies and safeguards will be deemed compliant with any existing Federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

Risks Related to Our Status as a REIT and Our 40 Act Exemption

If we do not maintain our status as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that we currently qualify, and expect to continue to qualify, as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

On January 1, 2001, the REIT Modernization Act became effective. Among other things, it allows REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a “taxable REIT subsidiary” that can engage in businesses previously prohibited to a REIT. In particular, the Act permitted us to restructure our operating subsidiaries as taxable REIT subsidiaries. As a result, for periods ending after June 30, 2002, through December 31, 2006, the financial statements of certain subsidiaries were consolidated with Hanover’s financial statements, and it is intended that we will continue to do so with the newly-merged entity Hanover Capital Partners 2, Ltd. However, the taxable REIT subsidiary provisions are complex and impose several conditions on the use of taxable REIT subsidiaries, which are generally designed to ensure that taxable REIT subsidiaries are subject to an appropriate level of corporate taxation. Further, no more than 20% of the fair market value of a REIT’s assets may consist of securities of taxable REIT subsidiaries, and no more than 25% of the fair market value of a REIT’s assets may consist of non-qualifying assets, including securities of taxable REIT subsidiaries and other taxable subsidiaries. In addition, the REIT Modernization Act legislation provides that a REIT may not own more than 10% of the voting power or value of a taxable subsidiary that is not treated as a taxable REIT subsidiary. If our investments in our subsidiaries do not comply with these rules, we would fail to qualify as a REIT and we would be taxed as a regular corporation. Furthermore, certain transactions between us and a taxable REIT subsidiary that are not conducted on an arm’s length basis would be subject to a tax equal to 100% of the amount of deviance from an arm’s length standard.

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

We intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the 40 Act. Investment company regulations, if they were deemed applicable to us, would prevent us from conducting our business as described in this report by, among other things, limiting our ability to use borrowings.

The 40 Act exempts entities that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the SEC’s current interpretation, in order to qualify for this exemption we must maintain at least 55% of our assets directly in qualifying real estate interests and an additional 25% of our assets in real estate related assets. However, mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not be counted towards our satisfaction of the 55% requirement. Generally investments in the subordinated tranches of securitized loan pools do not constitute “qualifying real estate interests” unless certain qualifying abilities to govern the control of any foreclosures are in place. Our ownership of these mortgage-backed securities, therefore, may be limited to the extent that servicers of the loans in the pools do not grant such abilities to Hanover.

If the SEC changes its position on the interpretations of the exemption, we could be required to sell assets under potentially adverse market conditions in order to meet the new requirements and also have to purchase lower-yielding assets to comply with the 40 Act.

An emerging issue with the Financial Accounting Standards Board could have a major impact on our ability to operate as a REIT and retain our exemption under the 40 Act.

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

Current Industry Practice
Hanover believes that most buyers have accounted for these transactions as described in the Hanover example transaction (and similar transactions) as a purchase and subsequent financing (as Hanover has done) and that there is currently minimal diversity in this practice.

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

There is a view, contrary to current industry and Hanover practice, that since the seller has continuing involvement through the repo, as in the above example, the transferred assets have not been isolated from the seller and therefore, the isolation requirement is not met. Those with this view also believe that demonstrating isolation legally is not possible without a legal opinion and such opinions would be too vague to meet the isolation requirement. This contrary view is what the EITF has been asked to consider.

Impact on Hanover if the isolation requirement of paragraph 9(a) is not met
The accounting classification of the resulting derivative instruments held by Hanover, a REIT, if the isolation requirement of paragraph 9(a) is not met, might impact Hanover’s REIT tax exempt status. A REIT must hold at least 75% of its total assets in qualified real estate assets and derive at least 75% of its gross income from real property (for example, rent or mortgage interest). Derivative instruments are not qualified assets. Further, we could find that our ability to remain exempt under the provisions of the 40 Act could be weakened as we will have to determine the appropriate treatment for the resulting derivative instruments.

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

Provisions of our charter may delay or prevent a change in control of the Company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These include a staggered board of directors, our share ownership limit described above and our stockholders rights plan.

Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders.

Certain provisions of Maryland law applicable to us prohibit “business combinations”, including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of our outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting shares (which is referred to as a so-called “interested stockholder”), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock. Our Board of Directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. Although it has no current plans to do so, our Board of Directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future.

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

Our business could be adversely affected if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially and adversely affect our business, reputation, results of operation, financial condition, or liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations are conducted in several leased office facilities throughout the United States. A summary of the office leases is shown below:

		Office	Current
		Space	Annual	Expiration
Location	Segment	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	Hanover and HT	10,128	$191,672	September 2010	Executive, Administration and Technology Operations
Edison, New Jersey (1)	Hanover	21,293	402,083	October 2010	Administration, Due Diligence Operations
New York, New York	Hanover	2,500	87,154	December 2010	Executive, Administration, Investment Operations
Chicago, Illinois	Hanover	423	9,400	January 2009	Marketing

Total		34,344	$690,309

(1)	This facility and corresponding lease agreement were assigned to Terwin Acquisition I, LLC., in connection with the sale of the Company’s HCP business effective January 12, 2007.

We believe that these facilities are adequate for our foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates are available, if necessary. During the normal course of our business, additional facilities may be required to accommodate growth.

ITEM 3.	LEGAL PROCEEDINGS

On or about January 11, 2006, the Company received a Complaint filed on behalf of its former CFO, J. Holly Loux, claiming the Company and its current CEO, John A. Burchett, wrongfully terminated her employment. The action is titled Loux v Hanover Capital Mortgage Holdings, Inc. Civil Action No. 06-0122 (KSM), and is currently pending in the United States District Court for the District of New Jersey. By her Complaint, Ms. Loux seeks reinstatement, attorney’s fees and costs, and an undetermined amount of damages. The Company and Mr. Burchett deny her allegations and they are vigorously defending the claims made by Ms. Loux. The matter is still in the discovery stages. A settlement conference was held on March 9, 2007. The parties were unable to resolve the case at the settlement conference.

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

Our common stock trades on the American Stock Exchange under the symbol “HCM.” As of March 13, 2007, there were 142 record holders, and approximately 6,377 beneficial owners, of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange:

	2006		2005
	High	Low	High	Low

1st Quarter	$7.20	$4.34	$11.89	$10.40
2nd Quarter	6.50	5.00	11.75	9.60
3rd Quarter	7.09	5.25	10.68	6.88
4th Quarter	6.64	4.85	8.40	6.20

The following graph compares the cumulative 5-year total return provided to shareholders on Hanover Capital Mortgage Holdings, Inc.’s common stock relative to the cumulative total returns of the S & P 500 index, and a customized peer group of six companies that includes: Capstead Mortgage Corp., Dynex Capital Inc, Impac Mortgage Holdings Inc, Indymac Bancorp Inc, Redwood Trust Inc and Thornburg Mortgage Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2001 and its relative performance is tracked through 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hanover Capital Mortgage Holdings, Inc., The S & P 500 Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights

	12/01	12/02	12/03	12/04	12/05	12/06
Hanover Capital Mortgage Holdings, Inc.	100.00	99.71	198.32	197.21	138.07	116.00
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	105.11	174.20	215.92	191.16	227.27

The following table lists the cash dividends we declared on each share of our common stock for the periods indicated:

Cash Dividends
Declared Per Share

2006
Fourth Quarter ended December 31, 2006	$0.15
Third Quarter ended September 30, 2006	0.15
Second Quarter ended June 30, 2006	0.20
First Quarter ended March 31, 2006	0.20
2005
Fourth Quarter ended December 31, 2005	$0.25
Third Quarter ended September 30, 2005	0.25
Second Quarter ended June 30, 2005	0.30
First Quarter ended March 31, 2005	0.30

We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our REIT taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both GAAP and tax, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data as of and for the year ended December 31, for each of the years indicated. The selected financial data for the years ended December 31, 2006, 2005 and 2004, and as of December 31, 2006 and 2005, have been derived from our audited Consolidated Financial Statements included elsewhere in this report. The financial information for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected consolidated financial data may not be indicative of our future performance. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Highlights
  (dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005 (2)	2004	2003	2002 (1)

Net interest income	$10,336	$7,986	$9,935	$6,336	$5,990
Gain on sale and mark to market of mortgage assets	(1,362)	1,980	6,248	8,432	2,445
Loan brokering, technology and other	2,885	5,303	5,799	6,165	3,031

Total revenues	11,859	15,269	21,982	20,933	11,466
Total expenses	13,913	15,008	14,503	13,244	7,650

Operating income (loss)	(2,054)	261	7,479	7,689	3,816

Equity in income (loss) of equity method investees:
Hanover Capital Partners Ltd.	—	—	—	—	(143)
HanoverTrade, Inc.	—	—	—	—	511
HDMF-I LLC	—	(215)	445	1	157
Hanover Capital Partners 2, Inc.	—	—	—	—	(19)
HST-I	53	42	—	—	—
HST-II	57	8	—	—	—

	110	(165)	445	1	506

Minority interest in loss of consolidated affiliate	(5)	(57)	—	—	—

Income (loss) from continuing operations before income tax provision (benefit)	(1,939)	153	7,924	7,690	4,322
Income tax provision (benefit)	12	2	(26)	180	58

Income (loss) from continuing operations	(1,951)	151	7,950	7,510	4,264

Discounted Operations:
Income (loss) from discontinued operations before income tax provision (benefit)	(917)	1,387	108	794	865
Income tax provision (benefit) from discontinued operations	58	172	(63)	264	(9)

Income (loss) from discontinued operations	(975)	1,215	171	530	874

Net income (loss)	$(2,926)	$1,366	$8,121	$8,040	$5,138

Basic earnings per share:
Income (loss) from continuing operations	$(0.23)	$0.02	$0.96	$1.29	$0.97

Net income (loss)	$(0.35)	$0.16	$0.98	$1.38	$1.16

Diluted earnings per share:
Income (loss) from continuing operations	$(0.23)	$0.02	$0.95	$1.26	$0.95

Net income (loss)	$(0.35)	$0.16	$0.97	$1.35	$1.15

Dividends declared per share	$0.70	$1.10	$1.60	$1.35	$1.00

(1)	Information prior to July 1, 2002 does not include the consolidation of Hanover Capital Partners Ltd., HanoverTrade, Inc., and Hanover Capital Partners 2, Inc. with Hanover.

(2)	Information prior to June 1, 2005 does not include the consolidation of HDMF-I with Hanover.

Balance Sheet Highlights
  (dollars in thousands, except per share data)

	December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$13,982	$30,492	$20,601	$32,586	$10,605
Mortgage loans	9,736	24,135	41,101	58,985	103,164
Mortgage securities	265,957	197,488	164,580	81,564	23,903
Other subordinate security	2,757	2,703	—	—	—
Other assets	11,837	17,369	15,856	15,856	16,449

Total assets	$304,269	$272,187	$242,138	$188,991	$154,121

Repurchase agreements	$193,247	$154,268	$130,102	$55,400	$6,283
CMO borrowing	7,384	11,438	35,147	52,164	102,589
Liability to Trusts	41,239	41,239	—	—	—
Other liabilities	4,816	5,622	5,670	6,608	3,935

Total liabilities	246,686	212,567	170,919	114,172	112,807
Minority interest	—	189	—	—	—
Stockholders’ equity	57,583	59,431	71,219	74,819	41,314

Total liabilities and stockholders’ equity	$304,269	$272,187	$242,138	$188,991	$154,121

Number of common shares outstanding	8,233,062	8,496,162	8,381,583	8,192,903	4,474,222

Book value per common share	$6.99	$7.00	$8.50	$9.13	$9.23

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

For the year ended December 31, 2006, our net income (loss) of $(2.9) million was $4.3 million lower than the previous year’s net income of $1.4 million. This decrease is primarily attributable to a goodwill impairment charge for HT of $2.5 million and lower operating income of our REIT segment. The majority of our operating income in the years 2006 and 2005 is attributable to the REIT. The REIT’s decline in operating income in 2006 is primarily the result of lower gains earned in 2006 than we experienced in 2005 in our Subordinate MBS portfolio and impairments on real estate owned by HDMF-I. The REIT’s gains in 2006 were $0.8 million compared to $4.1 million in 2005. We had impairments of real estate owned of $1.2 million during 2006.

For the year ended December 31, 2005, our net income of $1.4 million was $6.7 million lower than the previous year’s net income of $8.1 million. This is primarily attributable to lower operating income of our REIT segment. The majority of our net income in the years 2005 and 2004 is attributable to the REIT. The REIT’s decline in operating income in 2005 is primarily the result of lower gains earned in 2005 than we experienced in 2004 in our Subordinate MBS portfolio. The REIT’s gains in 2005 from our Subordinate MBS portfolio were $4.1 million compared to $10.4 million in 2004.

A review of our operations for the years ended December 31, 2006, 2005 and 2004 is set forth below by operating segment. Since our two operating segments have generated substantially all of our net income we have concentrated our discussion and analysis on these components.

Selected Components of Operating Income by Segment
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004

Hanover — REIT
Total revenues	$9,733	$10,731	$16,593
Total expenses	8,251	8,287	7,848

Operating income (loss)	1,482	2,444	8,745

HT
Total revenues	2,232	4,603	5,446
Total expenses	5,768	6,786	6,712

Operating income (loss)	(3,536)	(2,183)	(1,266)

Operating income (loss), as reported	$(2,054)	$261	$7,479

Our operating income (loss) declined in 2006 by $2.3 million from our 2005 operating income. The decline was the result of a decline in our REIT operating income of $1.0 million from 2005 and an increase in our HT operating loss of $1.4 million from 2005.

Our operating income declined in 2005 by $7.2 million from our 2004 operating income. That decline was the result of a decline in our REIT operating income of $6.3 million from 2004 and a $0.9 million increase in the operating loss of HT.

Significant changes in our financial position for 2006 are primarily related to further investments from the proceeds of our issuance of junior subordinated notes of $40 million issued in conjunction with the creation of two statutory trusts discussed further under the Liquidity and Capital Resources section of this Item.

Critical Accounting Estimates

The significant accounting policies used in preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in this report. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Amortization of Purchase Discounts on Mortgage Securities

Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Estimates and judgments related to future levels of mortgage prepayments, mortgage default assumption rates and timing and amount of credit losses are critical to this determination. Mortgage prepayment expectations, default rate assumptions, and timing and amount of credit losses can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments, defaults and credit losses based on past experiences with specific investments within the portfolio and current market expectations for changes in the interest rate environment. Management’s estimates could vary widely from that ultimately experienced and, such variances could be material.

Change in Accounting Estimate for Capitalized Software Costs

As of January 1, 2006, we increased the remaining estimated useful life of our capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and that net balance will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing amortization expense and increasing the Company’s net income by approximately $294,000 and increasing diluted earnings per share by $0.04 for the year ended December 31, 2006.

Real Estate Owned

We record our Real Estate Owned, “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the year ended December 31, 2006, we have recorded approximately $1.2 million of impairment expense related to REO based upon these estimated fair values.

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

Subsequent to our valuation performed as of June 30, 2006, we received notices from three customers terminating the services they receive from us. As part of the valuation analysis, we anticipated all of these customers to continue to receive services from us for several years into the future and one of these customers represented a significant portion of the projected revenue.

As a result of these terminations, we decided to re-perform the assessment of the goodwill balance for potential impairment using updated forecasted revenues and expenses. The assessment indicated that the HT reporting unit had a fair value below its book value. In accordance with the second step of the assessment, we determined the fair value of the identifiable assets of the HT reporting unit and calculated the goodwill balance as the excess of the fair value of the entire reporting unit over the fair value of the identifiable assets of the reporting unit. The goodwill was fully impaired resulting in an impairment expense of $2.5 million.

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

The issue surrounds a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by us because the mortgage-backed securities we purchased in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met in connection with Same Party Transactions, we would be required to record the transaction on a net basis, recording only an asset equal to the amount of the security, net of the related financing. In addition, we would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.

While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, we have not performed a complete assessment of the impact on our financial position, results of operations or cash flows. As of December 31, 2006, the carrying value of our Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $240,429,000, or 90.40%, of the carrying value of our total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $184,929,000.

Financial Condition

The most significant changes in our balance sheet as of December 31, 2006, compared to December 31, 2005, are reflected in the net increase of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of December 31, 2006 and December 31, 2005 (dollars in thousands):

	Principal	Carrying
December 31, 2006	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$—	$—	$—	$—
Collateral for CMOs	10,149	9,736	8,082	1,654

	10,149	9,736	8,082	1,654
Subordinate MBS:
Available for sale	230,751	154,599	89,959	64,640
Agency MBS:
Trading	106,479	105,104	102,590	2,514
Held to maturity	5,845	6,254	—	6,254

	112,324	111,358	102,590	8,768

Total	$353,224	$275,693	$200,631	$75,062

	Principal	Carrying
December 31, 2005	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$10,190	$10,061	$3,474	$6,587
Collateral for CMOs	14,537	14,074	12,201	1,873

	24,727	24,135	15,675	8,460
Subordinate MBS:
Available for sale	174,737	106,967	69,644	37,323
Agency MBS:
Trading	83,505	82,487	80,387	2,100
Held to maturity	7,460	8,034	—	8,034

	90,965	90,521	80,387	10,134

Total	$290,429	$221,623	$165,706	$55,917

During the second quarter of 2006, all of our mortgage loans that were not collateral for CMOs were either sold or the outstanding principal was paid in full. Although we have a facility for $200 million of financing for mortgage loans, the current interest rate environment has significantly reduced the potential interest income we can earn on these loans in excess of the interest expense incurred on the financing. When the interest rate environment improves, we may invest in this portfolio type. As this portfolio type meets certain compliance needs related to exemption under the 40 Act, investment in this portfolio type will allow us to reduce our investments in the Agency MBS Portfolio.

Our Subordinate MBS portfolio has increased in principal balance by $56.0 million and our equity increased by $27.3 million as we continue our strategy to increase and optimize our investment in this primary category of our investment portfolio. In addition, this balance partially increased due to the change in estimate of determining the fair value of these investments.

The Agency MBS classified as trading is held primarily to meet certain compliance needs related to exemption under the 40 Act and has increased due to increases in compliance needs. The Agency MBS classified as held to maturity continues to be held without financing and qualifies for our internal liquidity reserve while earning better than short term money rates.

Our book value per common share as of December 31, 2006 was $6.99 compared to $7.00 as of December 31, 2005. The decrease in book value for the year ended December 31, 2006 is primarily attributable to our net loss of $2.9 million and dividends declared of $5.8 million, partially offset by other comprehensive income of $8.3 million.

Results of Operations

Hanover — The REIT

Comparison of 2006 to 2005 Total Revenues

Revenues by Portfolio Type
(dollars in thousands)

	Years Ended		2006
	December 31,		Favorable
	2006	2005	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$1,048	$2,179	$(1,131)
Interest expense	(722)	(1,640)	918

Net interest income	326	539	(213)
Gains (losses) on sale	94	377	(283)
Loan loss reserve	—	(26)	26
Mark to market	15	(201)	216

Total	435	689	(254)
Subordinate MBS
Interest income	16,847	8,471	8,376
Interest expense	(5,365)	(2,184)	(3,181)

Net interest income	11,482	6,287	5,195
Gains (losses) on sale	849	4,138	(3,289)
Mark to market	(389)	(562)	173
Other	—	33	(33)

Total	11,942	9,896	2,046
Agency MBS
Interest income	5,020	4,908	112
Interest expense	(4,202)	(2,774)	(1,428)

Net interest income	818	2,134	(1,316)
Gains (losses) on sale	(109)	—	(109)
Mark to market	1,714	(2,300)	4,014
Freestanding derivatives	(2,214)	234	(2,448)

Total	209	68	141
Other
Interest income	2,179	1,358	821
Interest expense	(3,653)	(1,685)	(1,968)

Net interest income	(1,474)	(327)	(1,147)
Mark to market	(1,192)	348	(1,540)
Freestanding derivatives	(130)	(54)	(76)
Other	(57)	111	(168)

Total	(2,853)	78	(2,931)

Total	$9,733	$10,731	$(998)

Net interest income from our Mortgage Loan portfolio decreased for the year ended December 31, 2006 compared to the same period of 2005 primarily due to a decrease in the level of collateral for CMOs and related financing in 2006 and the sale of mortgage loans classified as held for sale during April of 2006.

For our Subordinate MBS portfolio, interest income increased for the year ended December 31, 2006 compared to the same period of 2005 due to the significant increase in the size of this portfolio and, to a lesser extent, increases in the interest rate for adjustable rate securities. For this same portfolio and related periods, interest expense increased as we increased financings to correspond with the increase in the portfolio and because the one-month LIBOR rate, the basis for all of the financings, has increased consistently through 2005 and 2006. We had gains on sales of securities of $0.8 million for the year ended December 31, 2006 compared to $4.1 million for the same period of 2005. This decrease in gains is the result of our long-term strategy shift that began in the middle of 2005, to focus on net interest income rather than gains on sale of securities. We sold 15 and 19 securities during the second and third quarter of 2006, respectively, as part of a minor portfolio reorganization and anticipation of potential credit issues. These sales do not modify our intent to reduce our reliance on gains.

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

Other interest income is primarily interest earned on the note receivable from HCP-2 which increased for the year ended December 31, 2006 compared to the same period of 2005 as the prime rate, the basis for the note, has increased throughout 2005 and 2006 and the outstanding amount of the note increased during 2005 into 2006. Although this note and related interest income and expense are eliminated in consolidation, the interest income is a component of the REIT’s taxable income distributable to shareholders. Other interest expense is primarily interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II. This debt was issued in March and November of 2005, respectively, and therefore, a lesser amount of interest expense was incurred for the year ended December 31, 2005.

Other mark to market for the year ended December 31, 2006 represents a write-down of REO carried in HDMF-I and included in other assets. The local economy for a portion of these properties has had a significant downturn, which has depressed the value of these properties. We are actively trying to sell these properties through local real estate brokers with incentive commissions. However, a large number of other properties are listed for sale in the same geographic area, which has hampered our ability to sell these properties. At December 31, 2006, we have nineteen remaining properties to be sold with a total carrying value of approximately $788,000.

Other freestanding derivatives represents the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the year ended December 31, 2006 compared to the same period in 2005. These reductions in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.

Comparison of 2005 to 2004 Total Revenues

Revenues by Portfolio Type
(dollars in thousands)

	Years Ended		2005
	December 31,		Favorable
	2005	2004	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$2,179	$3,093	$(914)
Interest expense	(1,640)	(2,260)	620

Net interest income	539	833	(294)
Gains (losses) on sale	377	38	339
Loan loss reserve	(26)	(36)	10
Mark to market	(201)	18	(219)
Other	—	46	(46)

Total	689	899	(210)
Subordinate MBS
Interest income	8,471	7,386	1,085
Interest expense	(2,184)	(887)	(1,297)

Net interest income	6,287	6,499	(212)
Gains (losses) on sale	4,138	10,362	(6,224)
Mark to market	(562)	(1,125)	563
Other	33	—	33

Total	9,896	15,736	(5,840)
Agency MBS
Interest income	4,908	3,569	1,339
Interest expense	(2,774)	(1,124)	(1,650)

Net interest income	2,134	2,445	(311)
Mark to market	(2,300)	1,344	(3,644)
Freestanding derivatives	234	(4,047)	4,281

Total	68	(258)	326
Other
Interest income	1,358	542	816
Interest expense	(1,685)	—	(1,685)

Net interest income	(327)	542	(869)
Mark to market	348	—	348
Freestanding derivatives	(54)	(342)	288
Other	111	16	95

Total	78	216	(138)

Total	$10,731	$16,593	$(5,862)

The REIT’s total revenues declined to $10.7 million for the year ended December 31, 2005 from $16.6 million for the year ended December 31, 2004. The decline of $5.9 million is primarily due to a decrease of $5.8 million in revenue on our Subordinate MBS.

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

Total revenues for the Mortgage Loans portfolio decreased $0.2 million to $0.7 million for the year ended December 31, 2005 from $0.9 million for the year ended December 31, 2004. The decline in revenue is the result of a reduction of $0.3 million in net interest income due to the declining principal balance of the portfolio combined with increased financing costs associated with the rise in the one-month LIBOR rate during 2005. Both the 1999-B CMO debt and the facility used to finance the mortgage loans we retained from the call and retirement of our 1999-A CMO are indexed to one-month LIBOR. The $0.3 million decline in net interest income was partially offset by a gain of $0.2 million realized resulting from the call and retirement of our 1999-A CMO and subsequent Fannie Mae MBS securitization of a portion of the retained 1999-A mortgage loans.

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

The Agency MBS portfolio includes whole pool Fannie Mae or Freddie Mac issued mortgage-backed securities that are held primarily as qualifying assets for purposes of satisfying certain exemptive provisions of the 40 Act. With the exception of the Fannie Mae MBS securities collateralized by 1999-A CMO loans, which total $8.0 million of the $90.5 million asset value of the Agency MBS portfolio, the Agency MBS portfolio is hedged with forward sales of like-characteristic Agency MBS securities. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS that are substantially economically offset by gains or losses from forward sales of like-characteristic Agency MBS securities.

For the year ended December 31, 2005, total revenue for the Agency MBS portfolio was $0.1 million as compared to a loss of $0.3 million for the year ended December 31, 2004. The increase is principally the consequence of not financing certain securities during portions of 2005 due to excess liquidity as the result of the trust preferred stock issuance.

Other interest income consists largely of earnings on our cash and cash equivalents and loans to subsidiaries that are eliminated in consolidation, interest expense related to our trust preferred stock issuance and the mark to market of our interest rate caps. For the year ended December 31, 2005, other interest income was $0.1 million as compared to $0.2 million for the year ended December 31, 2004. The decline is the result of a $0.9 million reduction in net interest income that is primarily related to the issuance of trust preferred stock. This net interest decrease was partially offset by a reduction of $0.3 million in realized losses on our interest rate caps. Our interest rate caps are used to manage the interest rate risk on our financings and are classified as freestanding derivatives.

HT

For the year ended December 31, 2006, HT’s operating loss increased by $1.4 million from the same period in 2005. This increase is due to a goodwill impairment charge of $2.5 million and a decline in the LSA operation, partially offset by improvement in the technology operation.

As a result of three customers terminating the services they receive from HT during the latter part of 2006, we decided to perform an assessment of the goodwill balance for potential impairment using updated forecasted revenues and expenses as of December 31, 2006. The assessment indicated that the HT reporting unit had a fair value below its book value. In accordance with the second step of the assessment, we determined the fair value of the identifiable assets of the HT reporting unit and calculated the goodwill balance as the excess of the fair value of the entire reporting unit over the fair value of the identifiable assets of the reporting unit. The goodwill was fully impaired resulting in an impairment expense of $2.5 million.

Revenue for the LSA operation for the year ended December 31, 2006 was significantly lower than the comparable periods of 2005 due to the reduction in loan sale advisory opportunities in the whole loan secondary market resulting from the flattening of the yield curve and the reduction in mortgage originations. This decrease in revenue was partially offset by reduced headcount and a restructuring of the salary and commission structure for certain sales personnel. As a result of the declining sales opportunities and the departure of certain personnel, we suspended the LSA operation as of May 31, 2006. The remaining personnel and their related costs, which represents substantially all of the remaining costs of the LSA operation, have been reassigned to the REIT.

On December 29, 2006, HT sold certain assets and trade name of its Servicing Source division, including the financial management of mortgage services rights, to the Sextant Group, Inc., which also assumed certain liabilities related to these assets. The Sextant Group, Inc. will also maintain and support certain software license and servicing agreements retained by HT.

Although the technology revenue decreased by $0.2 million for the year ended December 31, 2006 compared to the same period in 2005, personnel costs, technology, and amortization costs decreased by a greater amount for the same comparable periods. The personnel costs decreased due to reductions in headcount that occurred during the fourth quarter of 2005 and the first quarter of 2006. Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers in 2005 that did not occur in 2006. The amortization costs decreased as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

Revenue for the year ended December 31, 2005 decreased from the prior period primarily because of lower loan sale advisory services. These services decreased as the number of customer accounts decreased due to mergers and consolidations in the marketplace. In addition, there has been a continuing reduction in loan sale advisory opportunities put forth by the Federal Deposit Insurance Corporation and other agencies which historically over past years have made up a significant portion of the loan sale advisory revenue. These decreases were partially offset by increases in technology revenue, resulting from new implementations and deployments and related professional services. Operating income decreased over the same periods due to a higher cost structure associated with the technology revenue. In addition, loan sale advisory personnel costs did not decrease at the same rate as the decrease in revenue.

Operating Expenses

The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Years Ended December 31,			Years Ended December 31,
			Increase/			Increase/
	2006	2005	(Decrease)	2005	2004	(Decrease)

Personnel	$4,239	$6,428	$(2,189)	$6,428	$7,355	$(927)
Legal and professional	2,777	2,810	(33)	2,810	2,904	(94)
General and administrative	1,183	1,259	(76)	1,259	1,211	48
Depreciation and amortization	708	1,220	(512)	1,220	912	308
Occupancy	315	347	(32)	347	283	64
Technology	1,109	1,575	(466)	1,575	820	755
Goodwill impairment	2,478	—	2,478	—	—	—
Other	1,104	1,369	(265)	1,369	1,018	351

Total expenses	$13,913	$15,008	$(1,095)	$15,008	$14,503	$505

Operating expenses for the year ended December 31, 2006 decreased by $1.1 million from the same period in 2005. The major changes within operating expenses were in personnel, depreciation and amortization, technology and goodwill impairment.

•	Personnel costs decreased $2.2 million due to compensation expense recorded in June 2005 for two of the Company’s executive officers pursuant to a 1997 contribution agreement that was not incurred during 2006 and the reduction in headcount in the HT operation during the fourth quarter of 2005 and the first quarter of 2006.

•	The decrease in depreciation and amortization is due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

•	Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers and minor modifications to the software technology in 2005 that did not occur in 2006.

•	The goodwill impairment expense incurred for the year ended 2006 represents complete impairment of the goodwill balance associated with the HT business. There were no impairments recorded during the prior periods.

The increase in operating expenses for the year ended December 31, 2005, compared to the same period in 2004, is primarily due to the following:

•	an increase in technology costs in connection with the implementation of additional technology solutions;

•	an increase in insurance premiums arising from additional and more effective coverage and overall increases in the marketplace;

•	an increase in amortization expense arising from additional capitalized software amortization and the amortization of deferred financing costs of HST-I and HST-II;

•	inclusion of the financing costs of the line of credit of HDMF-I in the consolidated results of operations for the last six months of 2005.

These increases are partially offset by a decrease in personnel costs primarily from a reduction in bonuses and an executive that terminated employment with the Company in the middle of 2005.

Equity in Income (Loss) of Unconsolidated Affiliates

HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub-and non-performing one-to-four family residential whole loans. In June 2005, through a series of transactions, the Company increased its ownership in HDMF-I. The Company’s consolidated financial statements include the results of operation of HDMF-I from the date of acquisition.

For the year ended December 31, 2005, we recognized $(0.2) million in equity in (loss) income of HDMF-I, as compared to $0.4 million in 2004. This decrease was primarily attributable to a reduction in the size of the portfolio of distressed mortgage loans.

Discontinued Operations

Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January of 2007.

Income (loss) decreased by $2.2 million for the year ended December 31, 2006 from the same period in 2005 primarily due to decreases in revenue from HCP’s largest customer and a negative shift in product mix. Unfavorable market conditions have resulted in reduced mortgage loan acquisitions for HCP’s largest customer, thereby resulting in reduced due diligence services performed by HCP. In addition, operating costs increased as HCP increased its headcount and occupancy structure during the latter half of 2005 to ensure available resources for anticipated revenue growth during 2006 and thereafter that failed to occur.

Income (loss) increased by $1.0 million for the year ended December 31, 2005 from the same period in 2004 primarily due to increased revenue from due diligence reviews for HCP’s largest customer. HCP successfully focused on expanding the business relationship with this customer during 2005 through customer attention, long-term servicing discussions, and minor pricing considerations. In addition, HCP expanded its on-site loan processing operations, allowing a greater volume of activity at a lower cost.

Additional Analysis of REIT Investment Portfolio

Investment Portfolio Assets and Related Liabilities

The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Investment portfolio assets:
Mortgage Loans
Held for sale	$2,866	7.85%	$11,301	5.53%	$259	7.74%
Collateral for CMO (1)	12,286	6.70%	26,104	5.86%	49,567	6.14%
Agency MBS	89,516	5.61%	97,103	5.06%	71,984	4.95%
Subordinate MBS	136,443	12.35%	74,256	11.41%	58,072	12.72%
Other subordinate security	2,728	13.34%	542	15.51%	—	0.00%

	243,839	9.55%	209,306	7.44%	179,882	7.79%

Investment portfolio liabilities:
CMO borrowing (1)	9,515	6.50%	21,691	5.59%	42,808	5.18%
Repurchase Agreements on:
Mortgage Loans held for sale	795	6.67%	6,569	5.72%	—	0.00%
Collateral for CMO	736	6.93%	1,037	5.00%	1,340	3.21%
Agency MBS	80,678	5.21%	84,613	3.28%	69,669	1.61%
Subordinate MBS	84,048	6.38%	45,089	4.84%	28,136	3.15%

	175,772	5.85%	158,999	4.11%	141,953	3.01%

Net investment portfolio assets	$68,067		$50,307		$37,929

Net interest spread		3.70%		3.33%		4.78%

Yield on net portfolio assets (2) (3)		19.08%		17.94%		25.70%

Ratio of portfolio liabilities to net investment		258%		316%		374%

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net portfolio assets is computed by dividing the applicable net interest income (after loan loss provision, with respect to CMOs only) by the average daily balance of net portfolio assets.

(3)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.

The yield on net portfolio assets increased to 19.08% for the year ended December 31, 2006 from 17.94% for the year ended December 31, 2005. This increase in yield is the result of additional investment in our Subordinate MBS portfolio, which is the highest yielding asset. This increase is partially offset by an increase in the one-month LIBOR, which is the basis for substantially all of our financing.

The yield on net portfolio assets decreased to 17.94% for the year ended December 31, 2005 from 25.7% for the year ended December 31, 2004. The decrease in the yield on net portfolio assets is primarily the result of the decrease in leverage in 2005 as compared to the leverage in 2004.

Average net investment portfolio assets increased to $68.1 million for the year ended December 31, 2006 from $50.3 million for the year ended December 31, 2005 and $37.9 million for the year ended December 31, 2004. This increase is primarily due to the deployment of proceeds raised in 2005 in connection with the issuance of trust preferred securities, which was primarily invested in Subordinate MBS and Agency MBS. These proceeds were invested throughout 2005 and the first quarter of 2006. These proceeds were fully vested by March 31, 2006.

Mortgage Loans

The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Average asset balance	$15,152	$37,405	$49,567
Average CMO borrowing balance	9,515	21,691	42,808
Average balance — Repurchase Agreements	1,531	7,606	1,340

Net investment	4,106	8,108	5,419
Average leverage ratio	72.90%	78.32%	89.07%
Effective interest income rate	6.92%	5.83%	6.21%
Effective interest expense rate — CMO borrowing	6.50%	5.59%	5.18%
Effective interest expense rate — Repurchase Agreements	6.79%	5.62%	3.21%

Net interest spread	0.38%	0.23%	1.09%
Interest income	$1,048	$2,179	$3,079
Interest expense — CMO borrowing	618	1,212	2,218
Interest expense — Repurchase Agreements	104	428	43

Net interest income	$326	$539	$818

Yield	7.94%	6.65%	15.10%

Our Mortgage Loan portfolio net interest income declined each of the two years ended December 31, 2006. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments which reduced the mortgage loan balance and the rise in the interest expense related to one-month LIBOR. In 2005, the decline increased when we called and retired our 1999-A CMO and purchased the underlying loans, of which a significant portion were in turn securitized in Fannie Mae issues. In April of 2006, we sold all remaining mortgage loans that we purchased from the call and retirement of our 1999-A CMO.

Subordinate MBS

The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Average asset balance	$136,443	$74,256	$58,072
Average balance — Repurchase Agreements	84,048	45,089	28,136

Net investment	52,395	29,167	29,936
Average leverage ratio	61.60%	60.72%	48.45%
Effective interest income rate	12.35%	11.41%	12.72%
Effective interest expense rate — Repurchase Agreements	6.38%	4.84%	3.15%

Net interest spread	5.97%	6.57%	9.57%
Interest income	$16,847	$8,471	$7,386
Interest expense — Repurchase Agreements	5,365	2,184	887

Net interest income	$11,482	$6,287	$6,499

Yield	21.91%	21.56%	21.71%

The Subordinate MBS portfolio’s net interest income increased to $11.5 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005 due to the significant increase in investment in this portfolio during the latter part of 2005 and 2006.

The Subordinate MBS portfolio’s net interest spread decreased to 5.97% for the year ended December 31, 2006 from 6.57% for the year ended December 31, 2005 due to an increase in the effective interest expense rate, partially offset by an increase in the effective interest income rate. The increase in the effective interest expense rate is due to increases in one-month LIBOR throughout 2005 and 2006. The increase in the interest income rate is due to purchase of securities in the latter part of 2005 and 2006 with effective interest rates higher than our existing securities, as overall interest rates have increased.

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

Agency MBS

The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Average asset balance	$89,516	$97,103	$71,984
Average balance — Repurchase Agreements	80,678	84,613	69,669

Net investment	8,838	12,490	2,315
Average leverage ratio	90.13%	87.14%	96.78%
Effective interest income rate	5.61%	5.06%	4.95%
Effective interest expense rate — Repurchase Agreements	5.21%	3.28%	1.61%

Net interest spread	0.40%	1.78%	3.34%
Interest income	$5,020	$4,908	$3,569
Interest expense — Repurchase Agreements	4,202	2,774	1,124

Net interest income	$818	$2,134	$2,445

Yield	9.26%	17.09%	105.62%

The Agency MBS portfolio’s net interest income decreased to $0.8 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005. In addition, the Agency MBS portfolio’s net interest spread decreased to 0.40% for the year ended December 31, 2006 from 1.78% for the year ended December 31, 2005. Both of these decreases were due to an increase in interest expense arising from increases in one-month LIBOR throughout 2005 and 2006. These decreases are partially offset by the purchase of several securities during 2006 with effective interest income rates higher than our existing securities, as overall interest rates have increased.

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

The table below reflects the net economic impact of our Agency MBS portfolio for the year ended December 31, 2006 (dollars in thousands):

Net interest income	$818
Gain on mark to market of mortgage assets	1,714
Gains (losses) on sale	(109)
Other gain (forward sales)	(2,214)

Total	$209

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

We typically announce earnings and dividends in early May, August and November following the filing of our quarterly reports on Form 10-Q for the calender quarters. A fourth quarter dividend is usually announced in December.

Taxable Income

Taxable income (loss) for the year ended December 31, 2006 was approximately $(0.5) million. Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2006 (dollars in thousands):

Net income (loss) — year ended December 31, 2006	$(2,926)
Add (deduct) differences:
Loss on mark to market of mortgage assets	(1,336)
Sale of mortgage securities	(1,072)
Mark to market of freestanding derivatives	(994)
Losses in subsidiaries not consolidated for tax purposes — net	6,209
Other	(380)

Estimated taxable loss — year ended December 31, 2006	$(499)

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

We have exposure to market-driven liquidity events due to our use of short-term financing. If a significant decline in the market value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of December 31, 2006, we had $210 million of committed repurchase lines of credit, which were not fully utilized. In addition, as of

December 31, 2006, we had $184.8 million outstanding under uncommitted repurchase lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future.

Our cash and cash equivalents as of December 31, 2006 decreased by $16.5 million from December 31, 2005. We have reduced our cash and cash equivalents balance through additional investment in our Subordinate MBS portfolio. We are satisfying a portion of our internal liquidity reserve with certain Agency MBS that are not financed.

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

Off-Balance Sheet Arrangements

On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of December 31, 2006, we have sold 3 securities into the warehousing facility with total sales proceeds of $4.1 million. If we do not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. The term of the warehouse agreement as of December 31, 2006, is day-to-day or closing and issuance of the collateralized debt obligation.

We have forward commitments to sell mortgage-backed securities. As of December 31, 2006, we had a commitment to sell $106.4 million of TBA Securities in January 2007. The excess of the futures sales price over the market value of the securities as of December 31, 2006 is approximately $649,000, which is recorded in other assets. The forward sale commitments were settled in January 2007 with offsetting purchase commitments.

We have interest rate caps to manage adverse changes in floating interest rates of our debt instruments. At December 31, 2006, we had two interest rate caps indexed to one-month LIBOR with a total notional amount of $60 million.

As of December 31, 2006, we retained the credit risk on $3.4 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Contractual Obligations

The following are our contractual obligations as of December 31, 2006 (dollars in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$48,623	$—	$—	$—	$48,623
Operating leases	1,152	301	594	257	—

Total	$49,775	$301	$594	$257	$48,623

Long-term debt is reflected at its stated maturity date although principal pay-downs received from the related mortgage loans held as collateral for CMOs will reduce the amount of debt outstanding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Disclosure about Market Risk

Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide market risk into the four following areas: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.

Credit Risk

We believe the principal risk to our investment strategy is the credit performance of the domestic, residential mortgage market. The credit exposure generally represents the amount of the mortgage loan in excess of the underlying real estate value, if any, and the carrying and maintenance costs that cannot be recouped from the homeowner for severely delinquent mortgage loans and foreclosures.

We employ a combination of pre-purchase due diligence, ongoing surveillance, internal and third party risk analysis models and a pro-active disposition strategy to manage credit risk. This analysis includes review of the loan to value ratio of the mortgage loans and the credit rating of the homeowner. Additionally, we continually assess exogenous economic factors including housing prices and unemployment trends, on both national and regional levels.

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

Historically, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is predictive of future credit trends or actual results.

Mortgage Loan Portfolio

We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with our all of our portfolios, pre-purchase due diligence and ongoing surveillance is performed. To the extent the individual mortgage loans are in a CMO, we are not able to selectively sell these mortgage loans. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on at least a quarterly basis.

The following table describes the credit performance of our Mortgage Loan portfolio securitizations:

Mortgage Loan Portfolio Credit Performance
(dollars in thousands)

1999-B Securitization

	December 31,
	2006				2005
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%

Current	$9,311	91.7%	265	82.5%	$13,174	90.6%	386	79.1%
30-59 days delinquent	554	5.5%	41	12.8%	1,024	7.1%	72	14.8%
60-89 days delinquent	71	0.7%	5	1.6%	115	0.8%	13	2.7%
90+ days delinquent	21	0.2%	4	1.2%	102	0.7%	10	2.0%
Foreclosure	160	1.6%	5	1.6%	122	0.8%	7	1.4%
Real Estate Owned	32	0.3%	1	0.3%	—	—	—	—

Losses allocated to our retained subordinate bonds for 2006 were approximately $9,000 compared to $0 for 2005. The loan loss allowance as of December 31, 2006 totaled $0.3 million.

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

We generally purchase the securities in our Subordinate MBS portfolio with a significant purchase discount, which has an implicit loss component. Generally, to the extent any losses incurred are less than the implicit loss in the purchase discount, the credit losses will not have a significant impact on our operating results or the carrying value of the securities. However, any credit losses could have an impact on the overall cashflow projections for the securities and reduce the overall income potential of the securities.

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

The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:

Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	December 31,
	2006				2005
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%

Current	$46,111,855	99.4%	85,783	99.4%	$35,292,095	99.5%	71,088	99.5%
30-59 days delinquent	189,117	0.4%	361	0.5%	155,176	0.5%	322	0.5%
60-89 days delinquent	36,315	0.1%	67	0.1%	17,323	—	35	—
90+ days delinquent	20,779	0.1%	44	—	7,424	—	16	—
Foreclosure	18,208	—	44	—	6,759	—	15	—
Real Estate Owned	3,441	—	6	—	1,025	—	2	—

We had nominal losses allocated to our Subordinate MBS portfolio for the years ended December 31, 2006 and 2005.

The following table describes the distribution of our Subordinate MBS portfolio by rating:

Subordinate MBS Portfolio Credit Ratings
(dollars in thousands)

	December 31,
	2006		2005
	Principal	Carrying	Principal	Carrying
	Balance	Value	Balance	Value

BB-rated	$52,335	$46,626	$38,225	$32,380
B-rated	102,666	78,953	82,906	58,407
Non-rated	75,750	29,020	53,606	16,180

Total Subordinate MBS Portfolio	$230,751	$154,599	$174,737	$106,967

Agency MBS Portfolio

The securities held in our Agency MBS portfolio are guaranteed by Fannie Mae or Freddie Mac. As these are United States government-sponsored entities, we deem it unnecessary to take credit reserves on these securities.

Interest Rate Risk (Excluding the Impact on Market Price)

To the extent that our investments are financed with liabilities that re-price with different frequencies or benchmark indices, we are exposed to volatility in our net interest income. In general, we protect the interest rate spread on all of our investments through two interest rate caps that are indexed to one-month LIBOR with a total notional amount of $60 million.

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

Prepayment Risk

Prepayments have a direct effect on the amortization of purchase discounts/premiums and the market value of mortgage assets. In general, in a mortgage portfolio, as interest rates increase, prepayments will decline and as interest rates decrease, prepayments will increase. For our investments purchased at a discount, a decrease in prepayments will delay the accretion of the discount, which reduces the effective yield and lowers the market value of the investment. For our investments purchased at a premium, a decrease in prepayments will delay the amortization of the premium, which increases the effective yield and increases the market value of the investment.

Market Value Risk

The market values of our investments are determined by a combination of interest rates, credit performance, prepayment speeds and asset specific performance attributes, such as loan to value ratios. In general, increases in interest rates and deteriorating credit performance will cause the value of the assets to decline. Changes in the market value of assets have two specific negative effects: increased financing margin requirements and, depending on an asset’s classification, a charge to income or to accumulated other comprehensive income.

We manage the market value risk through management of the other market risks described above and analysis of other asset specific attributes. We selectively sell assets that do not meet our risk management guidelines and/or performance requirements. We manage the risk of increased financing margin requirements by maintaining a liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements if the value of our assets decline.

Mortgage Loan Portfolio

A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of December 31, 2006, one bond from the 2000-A securitization is financed via a $0.7 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

Subordinate MBS Portfolio

Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other than temporary would be charged to income. Determination of market value is established through internally generated valuations.

Agency MBS Portfolio

Securities in our Agency MBS portfolio are generally classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sold securities. Agency securities classified as held to maturity are reported at amortized cost.

Quantitative Disclosure about Market Risk

Agency MBS Portfolio

Our Agency MBS portfolio consists of market risk sensitive instruments classified as trading and held to maturity securities. The following tables describe the Agency MBS portfolio instruments and the forward sales used to economically hedge the trading securities in this portfolio, as of December 31, 2006 (dollars in thousands):

Agency MBS Portfolio Assets

	December 31, 2006
					Weighted
	Principal	Carrying	Fair		Average
Security Type	Balance	Value	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$53,880	$53,285	$53,285	5.50%	351 months
Freddie Mac Gold MBS 30 Year Fixed Rate	23,907	23,643	23,643	5.50%	349 months
Freddie Mac Gold MBS 30 Year Fixed Rate	12,365	12,240	12,240	5.50%	326 months
Fannie Mae MBS 30 Year Fixed Rate	9,754	9,430	9,430	5.00%	310 months
Freddie Mac Gold MBS 30 Year Fixed Rate	6,573	6,506	6,506	5.50%	323 months
Fannie Mae MBS 30 Year Fixed Rate	2,174	2,324	2,305	8.00%	176 months
Fannie Mae MBS 30 Year Fixed Rate	1,542	1,622	1,624	7.50%	200 months
Fannie Mae MBS 30 Year Fixed Rate	1,441	1,559	1,542	9.00%	139 months
Fannie Mae MBS 15 Year Fixed Rate	688	749	755	10.00%	110 months

Total	$112,324	$111,358	$111,330

Agency MBS Portfolio Forward Sales

	December 31, 2006
		Contractual			Weighted
	Principal	Forward Sale	Market		Average
Security Type	Balance	Amount	Value	Coupon	Maturity

Freddie Mac Gold MBS 30 Year Fixed Rate	$96,650	$96,137	$95,578	5.5%	TBA Security
Fannie Mae MBS 30 Year Fixed Rate	9,750	9,502	9,412	5.0%	TBA Security

Total	$106,400	$105,639	$104,990

Subordinate MBS Portfolio

Our Subordinate MBS portfolio consists of market risk sensitive instruments entered into for purposes other than trading purposes. We believe the principal risk to our Subordinate MBS portfolio is the credit performance of the individual securities. The following tables present the principal balance and weighted-average portfolio coupon rate as of December 31, 2006 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupon rate under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably.

The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2006.

Subordinate MBS Portfolio (dollars in thousands):

December 31,
2006

Principal Balance	$230,751
Carrying Value	154,599
Weighted-Average Coupon Rate	5.39%

Subordinate MBS Portfolio Loss Sensitivity (dollars in thousands):

Loss
Scenario		2007	2008	2009	2010	2011	Thereafter

0%	Total Principal Reduction	$1,937	$8,338	$32,331	$33,367	$28,447	$126,331
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	5.40%	5.45%	5.54%	5.78%	6.01%	6.15%
50%	Total Principal Reduction	2,669	9,924	34,459	35,091	29,237	119,371
	Total Losses	737	2,093	2,916	2,841	2,257	6,088
	Weighted-Average Coupon Rate	5.40%	5.45%	5.53%	5.78%	6.01%	6.14%
100%	Total Principal Reduction	3,042	11,877	36,635	36,517	29,553	113,127
	Total Losses	1,475	4,185	5,833	5,681	4,514	12,071
	Weighted-Average Coupon Rate	5.40%	5.45%	5.54%	5.78%	6.01%	6.15%
150%	Total Principal Reduction	4,134	13,799	38,245	37,753	30,045	106,775
	Total Losses	2,212	6,277	8,750	8,521	6,770	18,847
	Weighted-Average Coupon Rate	5.40%	5.45%	5.54%	5.78%	6.01%	6.13%
200%	Total Principal Reduction	4,867	15,683	39,952	39,126	30,569	100,554
	Total Losses	2,949	8,369	11,667	11,357	9,522	25,691
	Weighted-Average Coupon Rate	5.40%	5.45%	5.54%	5.78%	6.00%	6.13%

Mortgage Loan Portfolio — CMO

Our Mortgage Loan portfolio consists of market risk sensitive instruments classified as held for investment. We believe the principal risk to our Mortgage Loan portfolio is the credit performance of the individual mortgage loans. The following tables present the principal balance and weighted-average portfolio coupon rates as of December 31, 2006 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupons under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2006.

Mortgage Loan Portfolio: 1999-B Assets (dollars in thousands):

December 31,
2006

Principal Balance	$10,149
Carrying Value	9,736
Fair Value	10,025
Weighted-Average Coupon Rate	6.85%

Mortgage Loan Portfolio: 1999-B Assets Loss Sensitivity (dollars in thousands):

Loss
Scenario		2007	2008	2009	2010	2011	Thereafter

0%	Total Principal Reduction	$2,816	$2,096	$1,547	$1,134	$821	$1,735
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	7.08%	6.98%	6.94%	6.96%	6.97%	6.89%
50%	Total Principal Reduction	2,818	2,101	1,550	1,136	819	1,725
	Total Losses	2	7	6	6	2	4
	Weighted-Average Coupon Rate	7.08%	6.97%	6.94%	6.96%	6.97%	6.89%
100%	Total Principal Reduction	2,820	2,106	1,554	1,138	817	1,714
	Total Losses	4	14	13	12	5	8
	Weighted-Average Coupon Rate	7.08%	6.97%	6.94%	6.96%	6.97%	6.89%
150%	Total Principal Reduction	2,823	2,111	1,557	1,139	816	1,703
	Total Losses	7	20	19	17	7	12
	Weighted-Average Coupon Rate	7.08%	6.97%	6.94%	6.96%	6.96%	6.89%
200%	Total Principal Reduction	2,825	2,117	1,560	1,141	814	1,692
	Total Losses	9	27	26	23	10	16
	Weighted-Average Coupon Rate	7.08%	6.97%	6.94%	6.96%	6.96%	6.89%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

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

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements See Part II, Item 8 hereof.

(2)	Financial Statement Schedules See Part II, Item 8 hereof.

(3)	Exhibits Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

Hanover Capital Mortgage Holdings, Inc.

By:	/s/ Harold F. McElraft
Harold F. McElraft
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ John A. Burchett John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Irma N. Tavares Irma N. Tavares	Chief Operating Officer, Senior Managing Director and a Director

/s/ John A. Clymer John A. Clymer	Director

/s/ Joseph J. Freeman Joseph J. Freeman	Director

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director

/s/ John N. Rees John N. Rees	Director

/s/ James F. Stone James F. Stone	Director

/s/ Harold F. McElraft Harold F. McElraft	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust
4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.
4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005
4.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005
10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.10.2(25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.
10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

Exhibit	Description

10.11.2.(25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.
10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.
10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.
10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.
10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

Exhibit	Description

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004
10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004
10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005
10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005
10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005
10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank
10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company
10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited
10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main AG
10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.
10.38.7 (25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

Exhibit	Description

16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
21(25)	Subsidiaries of Hanover Capital Mortgage Holdings, Inc.
23.1(25)	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
31.1(25)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(25)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(26)	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(26)	Certification by Harold F. McElraft pursuant to 18 U.S.C. Section 1350), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Filed herewith.

(26)	Furnished herewith.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Board of Directors and Stockholders
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment.

/s/  GRANT THORNTON LLP

New York, New York
March 13, 2007

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Board of Directors and Stockholders
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) maintained effective Internal Control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

New York, New York
March 13, 2007

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$13,982	$30,492
Accrued interest receivable	1,652	1,367
Mortgage loans
Held for sale	—	10,061
Collateral for CMOs	9,736	14,074

	9,736	24,135

Mortgage securities ($254,482 and $188,398 pledged under Repurchase Agreements as of December 31, 2006 and 2005, respectively) Trading	105,104	82,487
Available for sale	154,599	106,967
Held to maturity	6,254	8,034

	265,957	197,488
Other subordinate security, held to maturity	2,757	2,703
Equity investments in unconsolidated affiliates	1,399	1,289
Other assets	6,237	10,705
Other assets of discontinued operations	2,549	4,008

	$304,269	$272,187

LIABILITIES
Repurchase agreements	$193,247	$154,268
Collateralized mortgage obligations (CMOs)	7,384	11,438
Dividends payable	1,236	2,124
Accounts payable, accrued expenses and other liabilities	2,757	2,651
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239
Other liabilities of discontinued operations	823	847

	246,686	212,567

Contingencies	—	—
Minority interest in equity of consolidated affiliate	—	189

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,233,062 and 8,496,162 shares issued and outstanding as of December 31, 2006 and 2005, respectively	82	85
Additional paid-in capital	102,598	104,231
Cumulative earnings	8,699	11,625
Cumulative distributions to shareholders	(56,173)	(50,362)
Deferred stock-based compensation	—	(205)
Accumulated other comprehensive income (loss)	2,377	(5,943)

	57,583	59,431

	$304,269	$272,187

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUES
Interest income	$24,278	$16,296	$14,242
Interest expense	13,942	8,284	4,271

Net interest income before loan loss provision	10,336	8,012	9,971
Loan loss provision	—	26	36

Net interest income	10,336	7,986	9,935
Gain on sale of mortgage assets	834	4,515	10,400
Gain (loss) on mark to market of mortgage assets	148	(2,715)	237
(Loss) gain on freestanding derivatives	(2,344)	180	(4,389)
Technology	2,857	3,054	2,794
Loan brokering and advisory services	105	1,647	2,700
Other income (loss)	(77)	602	305

Total revenues	11,859	15,269	21,982

EXPENSES
Personnel	4,239	6,428	7,355
Legal and professional	2,777	2,810	2,904
General and administrative	1,183	1,259	1,211
Depreciation and amortization	708	1,220	912
Occupancy	315	347	283
Technology	1,109	1,575	820
Goodwill impairment	2,478	—	—
Other	1,104	1,369	1,018

Total expenses	13,913	15,008	14,503

Operating income (loss)	(2,054)	261	7,479
Equity in income (loss) of unconsolidated affiliates	110	(165)	445
Minority interest in loss of consolidated affiliate	(5)	(57)	—

Income (loss) from continuing operations before income tax provision (benefit)	(1,939)	153	7,924
Income tax provision (benefit)	12	2	(26)

Income (loss) from continuing operations	(1,951)	151	7,950

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before income tax provision (benefit)	(917)	1,387	108
Income tax provision (benefit) from discontinued operations	58	172	(63)

Income (loss) from discontinued operations	(975)	1,215	171

NET INCOME (LOSS)	$(2,926)	$1,366	$8,121

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(0.23)	$0.02	$0.96
Income (loss) from discontinued operations	(0.12)	0.14	0.02

Net income (loss) per common share — Basic	$(0.35)	$0.16	$0.98

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(0.23)	$0.02	$0.95
Income (loss) from discontinued operations	(0.12)	0.14	0.02

Net income (loss) per common share — Diluted	$(0.35)	$0.16	$0.97

Weighed average shares outstanding — Basic	8,358,433	8,443,744	8,288,405
Weighed average shares outstanding — Diluted	8,358,433	8,460,903	8,344,741

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Net income (loss)	$(2,926)	$1,366	$8,121
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized gain (loss) on mortgage securities classified as available-for-sale	6,994	(5,556)	(736)
Reclassification adjustment for net gain (loss) included in net income	1,326	242	(116)

Other comprehensive income (loss)	8,320	(5,314)	(852)

Comprehensive income (loss)	$5,394	$(3,948)	$7,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Notes
				Receivable		Cumulative		Accumulated
			Additional	from		Distributions	Deferred	Other
	Common Stock		Paid-In	Related	Cumulative	To	Stock-Based	Comprehensive
	Shares	Amount	Capital	Parties	Earnings	Shareholders	Compensation	Income (Loss)	Total

BALANCE, JANUARY 1, 2004	8,192,903	$82	$101,279	$(1,167)	$2,138	$(27,736)	$—	$223	$74,819
Common stock paid for acquisition	35,419	—	494	—	—	—	—	—	494
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	584	—	—	—	—	584
Common stock earned by Principals	72,222	1	848	—	—	—	—	—	849
Exercise of stock options	75,646	1	424	—	—	—	—	—	425
Stock issued under Executive Compensation Plan	5,393	—	81	—	—	—	—	—	81
Net income	—	—	—	—	8,121	—	—	—	8,121
Other comprehensive income (loss)	—	—	—	—	—	—	—	(852)	(852)
Dividends declared	—	—	—	—	—	(13,302)	—	—	(13,302)

BALANCE, DECEMBER 31, 2004	8,381,583	84	103,126	(583)	10,259	(41,038)	—	(629)	71,219
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	583	—	—	—	—	583
Common stock earned by Principals	72,222	1	761	—	—	—	—	—	762
Common stock grants to key employees	22,000	—	236	—	—	—	(236)	—	—
Amortization of deferred stock grant to key employees	—	—	—	—	—	—	31	—	31
Exercise of stock options	18,000	—	83	—	—	—	—	—	83
Stock issued under Executive Compensation Plan	2,357	—	25	—	—	—	—	—	25
Net income	—	—	—	—	1,366	—	—	—	1,366
Other comprehensive income (loss)	—	—	—	—	—	—	—	(5,314)	(5,314)
Dividends declared	—	—	—	—	—	(9,324)	—	—	(9,324)

BALANCE, DECEMBER 31, 2005	8,496,162	85	104,231	—	11,625	(50,362)	(205)	(5,943)	59,431
Reclassification of deferred stock-based compensation	—	—	(205)	—	—	—	205	—	—
Amortization of deferred stock grant to key employees	—	—	47	—	—	—	—	—	47
Stock option issued to director	—	—	1	—	—	—	—	—	1
Repurchase of common stock	(263,100)	(3)	(1,476)	—	—	—	—	—	(1,479)
Net income (loss)	—	—	—	—	(2,926)	—	—	—	(2,926)
Other comprehensive income (loss)	—	—	—	—	—	—	—	8,320	8,320
Dividends declared	—	—	—	—	—	(5,811)	—	—	(5,811)

BALANCE, DECEMBER 31, 2006	8,233,062	$82	$102,598	$—	$8,699	$(56,173)	$—	$2,377	$57,583

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(1,951)	$151	$7,950
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	708	1,220	912
Common stock issued to Principals	—	762	849
Stock-based compensation	35	22	—
Accretion of net discount	(5,771)	(2,665)	(2,332)
Loan loss provision	—	26	36
(Gain) loss recognized from mark to market of mortgage assets	(148)	2,715	(237)
Undistributed (earnings) losses of unconsolidated affiliates — net	(110)	165	(445)
Minority interest in earnings (loss) of consolidated affiliate	(5)	(57)	—
Gain on sale of mortgage assets	(834)	(4,515)	(10,400)
Loss (gain) on disposition of real estate owned	85	62	(27)
Gain on paid-in-full mortgage loans	—	—	(19)
Goodwill impairment	2,478	—	—
Purchase of mortgage securities classified as trading	(77,023)	—	(80,127)
Principal collections on mortgage securities classified as trading	10,262	25,207	—
Proceeds from sale of mortgage securities classified as trading	45,860	—	—
Purchase of mortgage loans classified as held for sale	—	(20,139)	—
Principal collections on mortgage loans classified as held for sale	780	4,593	—
Proceeds from sale of mortgage loans classified as held for sale	9,418	—	—
Decrease (increase) in accounts receivable	337	450	(606)
Increase in accrued interest receivable	(285)	(346)	(10)
(Increase) decrease in other assets	(1,544)	511	(942)
Decrease in accounts payable, accrued expenses and other liabilities	(142)	(282)	(766)

Net cash (used in) provided by operating activities of continuing operations	(17,850)	7,880	(86,164)

Net cash provided by operating activities of discontinued operations	473	32	2,129

INVESTING ACTIVITIES
Purchase of mortgage securities classified as available for sale	(78,158)	(113,054)	(77,272)
Purchase of other securities classified as held to maturity	—	(2,681)	—
Proceeds from the closing of CMOs	—	20,799	—
Principal collections on mortgage securities classified as available for sale	1,434	861	10,903
Principal collections on mortgage securities classified as held to maturity	1,614	—	—
Principal collections on CMO collateral	4,378	6,533	17,491
Proceeds from sale of mortgage securities classified as available for sale	43,420	60,772	75,915
Proceeds from disposition of real estate owned	1,526	912	44
Cash acquired in (paid for) acquisitions	(118)	1,158	—
Capital investment in unconsolidated affiliates	—	(2,225)	(537)

Net cash (used in) provided by investing activities of continuing operations	(25,904)	(26,925)	26,544

FINANCING ACTIVITIES
Proceeds from issuance of junior subordinated notes to subsidiary trusts issuing preferred and capital securities	—	41,239	—
Proceeds from exercise of stock options	—	83	425
Increase in borrowings using repurchase agreements	38,979	24,166	74,702
Repayment of borrowings on line of credit	—	(3,681)	—
Payments on CMOs	(4,054)	(23,772)	(16,959)
Payment of dividends	(6,699)	(9,714)	(13,246)
Repurchase of common stock	(1,455)	—	—
Decrease in notes receivable from related party	—	583	584

Net cash provided by financing activities of continuing operations	26,771	28,904	45,506

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,510)	9,891	(11,985)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,492	20,601	32,586

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,982	$30,492	$20,601

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

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

As more fully described in Note 3, the assets and liabilities and results of operation of HCP, which represents all of the Company’s due diligence operations, are classified as discontinued operations for all periods presented.

On March 1, 2006, the Company acquired the remaining minority interest in HDMF-I, LLC (“HDMF-I”) which was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans. The acquisition price of $118,000 equaled the former member’s ownership interest. As a result of this transaction, the Company now owns 100% of HDMF-I and has consolidated 100% of the operating results of HDMF-I since the date of acquisition and has consolidated 100% of the assets and liabilities as of December 31, 2006.

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

Mortgage Securities

The Company invests in subordinate mortgage-backed securities (“Subordinate MBS”) issued by third parties that are collateralized by pools of prime single-family mortgage loans. These loans are primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae, Freddie Mac and Ginnie Mae. Subordinate MBS have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. These securities are generally rated below investment-grade and, as a result, are typically purchased at a substantial discount. The purchase discount is accreted as interest income using the effective yield method. The objective of the effective yield method is to arrive at periodic interest income or expense at a constant effective yield over each security’s remaining effective life. For the Company’s Subordinate MBS, an initial effective yield is calculated by estimating the cash flows associated with each Subordinate MBS. The Company continues to update the estimate of cash flows over the life of the Subordinate MBS. If the estimated future cash flows change, the effective yield is recalculated and the periodic accretion of the purchase discount is adjusted over the remaining life of the Subordinate MBS. If the fair value of the Subordinate MBS declines below its carrying amount, and the decline is determined to be an other-than-temporary decline, then an other-than-temporary impairment charge is included in current period earnings.

The Company’s policy is to generally classify Subordinate MBS as available for sale as they are acquired. Management reevaluates the propriety of its classification of the mortgage securities on a quarterly basis.

Mortgage securities designated as available for sale are reported at estimated fair value, with unrealized gains and losses included in comprehensive income. Unrealized losses considered to be other-than-temporary impairments are reported as a component of gain (loss) on mark to market of mortgage assets.

The Company also invests in mortgage-backed securities issued by Fannie Mae and Freddie Mac, (“Agency MBS”). Although not rated, Agency MBS carry an implied “AAA” rating. Generally, the Company purchases Agency MBS at a premium. Purchase premiums are amortized as a component of net interest income using the effective yield method.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to generally classify Agency MBS as trading as they are acquired. Management re-evaluates the property of its classification on a quarterly basis.

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

Equity Investments

Prior to June 2005, Hanover recorded its investment in HDMF-I LLC (“HDMF-I”) based on the equity method, recording its proportionate share of the earnings or losses of HDMF-I. In June 2005, Hanover acquired a majority ownership of HDMF-I and began to consolidate the balance sheet and statement of operations of HDMF-I into the Company’s consolidated balance sheets and statements of operations.

Hanover records its investments in Hanover Statutory Trust I and Hanover Statutory Trust II on the equity method. See Note 11 for further information.

Repurchase Agreements

Securities sold under repurchase agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, plus accrued interest.

Financial Instruments

The Company enters into forward sales of mortgage securities issued by U.S. government agencies to manage its exposure to changes in market value of its Agency MBS. These instruments are considered economic hedges and are considered freestanding derivatives for accounting purposes. The Company recognizes changes in the fair value of such economic hedges and the proceeds or payments in connection with the monthly close-out of the position as a component of gain (loss) on freestanding derivatives.

The Company also enters into interest rate caps to manage its interest rate exposure on financing under certain debt instruments. Interest rate caps are considered freestanding derivatives for accounting purposes. Changes in fair value are recognized as a component of gain (loss) on freestanding derivatives.

The fair values of the forward sales and interest rate caps are included as a component of other assets and are based on estimates using third party determined market prices.

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

HCP-2 files a separate consolidated Federal income tax returns and is subject to Federal, state and local income taxation. HCP-2 uses the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.

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

Stock-Based Compensation

Hanover applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, in accounting for its stock-based compensation plans, as more thoroughly described in Note 12, for all awards granted after December 31, 2005 and all awards modified, repurchased, or cancelled after December 31, 2005. For these awards, the Company measures the cost of employee services received in exchange for the award of equity instruments based on the grant-date fair value of the award and recognizes the total cost as compensation expense on a straight-line basis over the applicable vesting period.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hanover applied Accounting Principles Board “APB” Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans up to December 31, 2005. No compensation cost has been recognized for its stock options in the financial statements for the years ended December 31, 2005 and 2004. Had the Company determined compensation cost based on the fair value as of the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, the Company’s net income would have been reduced to the pro forma amounts for the period indicated below (dollars in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net income:
As reported	$1,366	$8,121
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1)	(4)

Pro forma	$1,365	$8,117

Basic earnings per share:
As reported	$0.16	$0.98

Pro forma	$0.16	$0.98

Diluted earnings per share:
As reported	$0.16	$0.97

Pro forma	$0.16	$0.97

The per share weighted-average fair value of stock options granted for the years ended December 31, 2005 and 2004 was $0.49 and $1.06, respectively, as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Expected life (years)	10	10
Risk-free interest rate	4.12%	4.70%
Volatility	25.00%	29.51%
Expected dividend yield	10.53%	9.41%

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments, (FAS 155), to amend FAS 133 and FAS 140. This statement simplifies the accounting for certain financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and remeasure at fair market value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair market value with changes in fair market value recognized in earnings. FAS 155 will become effective for us as of January 1, 2007. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) FAS 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2006 of FAS 155. B40 is applicable to securitized interests issued after June 30, 2007. We are currently assessing the impact, if any, on our financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for income tax positions taken or expected to be taken in a tax return. In addition, this pronouncement provides guidance on derecognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s management is currently evaluating the potential impact of this pronouncement and does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

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

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This pronouncement provides guidance on how to quantify financial statement misstatements and how to correct any resulting misstatements. The adoption of this pronouncement during the forth quarter of 2006 did not have a significant impact on the Company’s consolidated financial statements.

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

The following schedule shows the impact of the change in estimate as of June 30, 2006 (dollars in thousands, except per share amounts):

		Difference in
		Estimated
		Fair Value and
		Adjusted
		Cost Basis included in
		Accumulated Other
	Estimated Fair	Comprehensive Income
	Value of	Unrealized	Book Value
	Subordinate MBS	Gain (Loss)	per Share

Newly adopted methodology	$145,746	$340	$7.59
Previous methodology	138,610	(6,796)	6.73

Impact of change	$7,136	$7,136	$0.86

3.	DISCONTINUED OPERATIONS

During the fourth quarter of 2006, the Company’s Board of Directors approved the sale of HCP, the Company’s due diligence business, to Terwin Acquisition I, LLC (“Buyer”) (now known as Edison Mortgage Decisioning Solutions, LLC). This sale was effective January 12, 2007. The sale included certain assets and the assumption of certain liabilities of the Company’s wholly-owned subsidiary HCP-2 and included all of the Company’s due diligence operations.

As a result of the sale, the Company will no longer perform due diligence activities for third parties. The Company does not have any continuing involvement in HCP, nor does the Company have a direct financial ownership investment in HCP. The Company will perform certain services to assist Buyer with the transition of the business, but these services are expected to terminate by May 31, 2007.

As of December 31, 2006, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the related financial information for HCP are reported as discontinued operations for all periods presented. The following is a summary of the components of assets and liabilities for discontinued

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, which excludes intercompany balances, assets, and other liabilities that were not part of the sale or extinguished in connection with the divestiture of the HCP business (amounts in thousands):

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$1	$3
Accounts receivable	1,184	1,989
Accrued interest receivable	—	14
Other assets (primarily unbilled receivables)	1,364	2,002

Total Assets	2,549	4,008

Liabilities
Accounts payable, accrued expenses and other liabilities	$823	$847

Total Liabilities	823	847

Net Assets	$1,726	$3,161

The following is a summary of the results of operations of the discontinued operations of the HCP business (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues	$12,001	$15,706	$10,229
Operating expenses	12,918	14,319	10,121

Income (loss) from discontinued operations before income tax provision (benefit)	(917)	1,387	108
Income tax provision (benefit)	58	172	(63)

Income (loss) from discontinued operations	$(975)	$1,215	$171

4.	MORTGAGE LOANS

During June 2005, the Company exercised an available call option to retire the entire CMO borrowing named 1999-A. At December 31, 2004, the CMO had an outstanding borrowing balance and collateral carrying value of approximately $18,099,000 and $18,083,000, respectively. As a result of the call and retirement of the CMO, the Company realized a gain for the year ended December 31, 2005 of approximately $149,000.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans — Held for Sale
(dollars in thousands)

	December 31, 2006			December 31, 2005
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$—	$—	$—	$6,712	$3,478	$10,190
Net premium (discount)	—	—	—	38	34	72
Mark to market adjustments	—	—	—	(133)	(68)	(201)

Carrying value of mortgage loans	$—	$—	$—	$6,617	$3,444	$10,061

As of December 31, 2006 and 2005 the Company had approximately $0 and $3,545,000, respectively, of mortgage loans held for sale pledged as collateral for repurchase agreements.

Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	December 31, 2006			December 31, 2005
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$1,932	$8,217	$10,149	$3,046	$11,491	$14,537
Net premium (discount) and deferred financing costs	(26)	(113)	(139)	(37)	(142)	(179)
Loan loss allowance	(52)	(222)	(274)	(60)	(224)	(284)

Carrying value of mortgage loans	$1,854	$7,882	$9,736	$2,949	$11,125	$14,074

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$284	$424	$407
Loan loss provision	—	26	36
Sales	—	(157)	—
Charge-offs	(10)	(9)	(19)

Balance, end of period	$274	$284	$424

The following table presents delinquency rates for such mortgage loans:

	December 31,
	2006	2005

30-59 days delinquent	5.46%	13.69%
60-89 days delinquent	0.70%	2.92%
90 or more days delinquent	0.20%	8.00%
Loans in foreclosure	1.58%	2.07%
Real estate owned	0.31%	0.00%

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company realized credit losses of approximately $10,000, $9,000 and $19,000 on the mortgage loan assets that have been recorded as charge-offs to the Company’s loan loss allowance, for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	MORTGAGE AND OTHER SUBORDINATE SECURITIES

Mortgage Securities Classified as Trading
(dollars in thousands)

	December 31,
	2006			2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$106,479	$—	$106,479	$83,505	$—	$83,505
Net premium (discount)	(2,251)	—	(2,251)	755	—	755

Amortized cost	104,228	—	104,228	84,260	—	84,260
Gross unrealized gain	1,672	—	1,672	36	—	36
Gross unrealized loss	(796)	—	(796)	(1,809)	—	(1,809)

Carrying value	$105,104	$—	$105,104	$82,487	$—	$82,487

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	December 31,
	2006			2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$221,756	$8,995	$230,751	$172,836	$1,901	$174,737
Net (discount)	(74,816)	(3,713)	(78,529)	(60,985)	(843)	(61,828)

Amortized cost	146,940	5,282	152,222	111,851	1,058	112,909
Gross unrealized gain	3,710	9	3,719	263	2	265
Gross unrealized loss	(1,272)	(70)	(1,342)	(6,203)	(4)	(6,207)

Carrying value	$149,378	$5,221	$154,599	$105,911	$1,056	$106,967

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,
	2006			2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$5,845	$5,845	$—	$7,460	$7,460
Net premium	—	409	409	—	574	574

Amortized cost	—	6,254	6,254	—	8,034	8,034
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$6,254	$6,254	$—	$8,034	$8,034

Other Subordinate Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,
	2006			2005
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,055)	(1,055)	—	(1,109)	(1,109)

Amortized cost	—	2,757	2,757	—	2,703	2,703
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,757	$2,757	$—	$2,703	$2,703

As of December 31, 2006, the carrying value of the Company’s mortgage securities classified as trading and available for sale included approximately $796,000 and $1,342,000, respectively, of gross unrealized losses that the Company did not consider to be other-than-temporary impairments. In addition, the carrying value of the Company’s other subordinate securities classified as held to maturity did not include approximately $62,000 of gross unrealized losses that the Company did not consider to be other than temporary impairments. These temporary declines in market value were not deemed to be other-than-temporary impairments as they were not attributable to significant adverse changes in loss or prepayment assumptions. The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of market value. The market value and gross unrealized loss for those securities with unrealized losses by duration, as of December 31, 2006, are as follows (dollars in thousands):

	Trading		Available for Sale
		Gross		Gross
	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss

Less than 12 months	$—	$—	$11,527	$551
12 months or longer	15,936	796	25,563	791

Total	$15,936	$796	$37,090	$1,342

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005

Fixed-Rate Agency Mortgage-Backed Securities	$105,104	$82,487	$—	$—	$6,254	$8,034
Fixed-Rate Subordinate Mortgage- Backed Securities	—	—	40,515	31,417	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,757	2,703
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	114,084	75,550	—	—

Carrying value of mortgage and other subordinate securities	$105,104	$82,487	$154,599	$106,967	$9,011	$10,737

The carrying value of the Company’s available for sale mortgage securities by estimated average life until payment in full, as of December 31, 2006, are as follows (dollars in thousands):

Average Life	Carrying Value

Within one year	$—
After one year through five years	38,401
After five years through ten years	111,439
After ten years	4,759

$154,599

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often without penalties. Maturities of mortgage securities depend on the repayment characteristics and experience of the underlying mortgage loans.

The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2006, 2005 and 2004 were as follows (dollars in thousands):

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of Subordinate MBS — Year ended December 31, 2006	$43,420	$1,358	$509

Sale of Subordinate MBS — Year ended December 31, 2005	$60,772	$4,587	$449

Sale of Subordinate MBS — Year ended December 31, 2004	$75,747	$10,430	$69

Included in gain (loss) on mark to market of mortgage assets for the years ended December 31, 2006 and 2005 are approximately $1,744,000 of net unrealized gains and approximately $2,300,000 of net unrealized losses from trading securities held as of December 31, 2006 and 2005, respectively.

6.	CONCENTRATION OF CREDIT RISK

Mortgage Loans

The Company’s exposure to credit risk associated with its investment activities is measured on an individual borrower basis as well as by groups of borrowers that share similar attributes. In the normal course of its

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, the Company has concentrations of credit risk in mortgage loans held for sale and held as collateral for CMOs in certain geographic areas. As of December 31, 2006, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans is as follows:

Collateral
State	for CMOs

Texas	16%
Maryland	10%
California	9%
New Jersey	9%
Florida	8%
Connecticut	6%
Illinois	6%
Virginia	5%
Other	31%

Total	100%

Mortgage and Other Subordinate Securities

The Company’s exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers (dollars in thousands):

	December 31, 2006
		Available
Issuer	Trading	for Sale	Held to Maturity	Total

Issuer 1	$95,674	$—	$—	$95,674
Issuer 2	—	46,992	—	46,992
Issuer 3	—	37,053	—	37,053
Issuer 4	—	15,872	—	15,872
Issuer 5	9,430	—	6,254	15,684
Issuer 6	—	14,192	—	14,192
Issuer 7	—	9,626	—	9,626
Issuer 8	—	9,459	—	9,459
Issuer 9	—	6,662	—	6,662
Issuer 10	—	4,334	—	4,334
Issuer 11	—	4,276	—	4,276
Issuer 12	—	3,211	—	3,211
Issuer 13	—	—	2,757	2,757
Issuer 14	—	2,061	—	2,061
Issuer 15	—	861	—	861

Total	$105,104	$154,599	$9,011	$268,714

In the normal course of its business, the Company has concentrations of credit risk in mortgage securities in certain geographic areas. As of December 31, 2006, approximately 55% of the principal balance of available for sale mortgage securities are secured by mortgaged properties located in California.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2006, the Company had amounts on deposit with financial institutions in excess of FDIC limits. As of December 31, 2006, the Company had overnight investments of approximately $12,165,000 primarily in large money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities or A-1/P-1 commercial paper.

7.	EQUITY INVESTMENTS

The table below reflects the activity recorded in Hanover’s equity investments (dollars in thousands):

	Years Ended December 31,
	2006			2005				2004
	HST-I	HST-II	Total	HST-I	HST-II	HDMF-I	Total	HDMF-I

Beginning balance	$661	$628	$1,289	$—	$—	$3,067	$3,067	$2,085
Investment	$—	$—	$—	$619	$620	$986	$2,225	$537
Equity in income (loss)	53	57	110	42	8	(215)	(165)	445
Acquisition resulting in consolidation	—	—	—	—	—	(3,838)	(3,838)	—

Ending balance	$714	$685	$1,399	$661	$628	$—	$1,289	$3,067

8.	OTHER ASSETS

The following is a breakdown of other assets (dollars in thousands):

	December 31,
	2006	2005

Prepaid expenses and other assets	$2,837	$2,247
Deferred financing costs	2,154	1,650
Real Estate Owned	788	3,320
Goodwill	—	2,478
Capitalized software, net	458	1,010

	$6,237	$10,705

As of December 31, 2005, the Company has recorded goodwill of approximately $2,041,000 relating to the January 19, 2001 purchase of all of the assets of Pamex Capital Partners LLC and approximately $437,000 relating to the July 1, 2002 purchase of 100% of the outstanding common stock of HCP-2. The Company evaluates goodwill for impairment on at least an annual basis. For the year ended December 31, 2006, the Company recorded impairment expense of $2,478,000 in connection with the assessment of the goodwill balance assigned to HT due to a significant reduction in projected revenue. No impairment expense was recorded for the years ended December 31, 2005 and 2004.

Real Estate Owned consists of residential properties that once secured mortgage loans that were subsequently foreclosed. Those mortgage loans were acquired as part of a distressed mortgage loan acquisition program of HDMF-I. These properties are carried at fair value less the estimated costs of disposition. Expenses associated with disposition of the properties are recognized in operating income. At December 31, 2006 and 2005, these properties were not part of any financing.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 1, 2006, the Company increased the remaining estimated useful life of its capitalized software costs, as the underlying software components and modules are expected to have a useful life in excess of the original estimation. The net balance as of December 31, 2005 was originally estimated to be substantially amortized by the end of 2007 and that net balance will now be amortized over a three year period beginning on January 1, 2006. This change in estimate resulted in reducing amortization expense and increasing the Company’s net income by approximately $294,000 and increasing diluted earnings (loss) per share by $0.04 for the year ended December 31, 2006.

9.	REPURCHASE AGREEMENTS AND OTHER LIABILITIES

The Company enters into repurchase agreements in which mortgage securities are pledged as collateral to secure short-term financing. All securities pledged as collateral for repurchase agreements are held in safekeeping by the lender.

Information pertaining to repurchase agreement financing is summarized as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2006				2005
	Retained		Other		Retained		Other
	CMO	Mortgage	Mortgage		CMO	Mortgage	Mortgage
	Securities	Loans	Securities	Total	Securities	Loans	Securities	Total

Repurchase Agreements
Balance of borrowing as of end of period	$698	$—	$192,549	$193,247	$763	$3,474	$150,031	$154,268
Average borrowing balance during the period	$736	$795	$164,726		$1,037	$6,569	$129,702
Average interest rate during the period	8.42%	6.67%	5.81%		5.00%	5.72%	3.82%
Maximum month-end borrowing balance during the period	$761	$3,061	$206,197		$1,274	$13,317	$150,031
Balance as of end of period of underlying collateral — carrying value	$1,024	$—	$254,482	$255,506	$1,148	$3,545	$188,398	$193,091

The average interest rates for retained CMO and other mortgage securities for the year ended December 31, 2004 were 3.21% and 2.05%, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase financing pertaining to individual repurchase agreement lenders as of December 31, 2006 is summarized as follows (dollars in thousands):

	Committed	December 31,		December 31,	Carrying Value
	Borrowing	2005	Net	2006	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans
Lender B	—	3,474	(3,474)	—	—	Mortgage Loans
Lender C	10,000	5,222	3,205	8,427	15,078	Retained CMO Securities, Mortgage Securities
Lender C	—	11,724	(4,942)	6,782	12,489	Mortgage Securities
Lender D	—	6,171	6,352	12,523	21,552	Mortgage Securities
Lender E	—	897	2,906	3,803	6,413	Mortgage Securities
Lender F	—	91,659	20,729	112,388	120,208	Mortgage Securities
Lender G	—	16,253	(289)	15,964	23,894	Mortgage Securities
Lender H	—	4,357	1,289	5,646	10,020	Mortgage Securities
Lender I	—	3,172	(3,172)	—	—	Mortgage Securities
Lender J	—	725	36	761	1,301	Mortgage Securities
Lender K	—	1,252	(584)	668	1,185	Mortgage Securities
Lender L	—	9,362	2,831	12,193	19,669	Mortgage Securities
Lender M	—	—	11,583	11,583	20,312	Mortgage Securities
Lender N	—	—	104	104	174	Mortgage Securities
Lender O	—	—	2,405	2,405	3,211	Mortgage Securities

Total		$154,268	$38,979	$193,247	$255,506

As of December 31, 2006, the weighted-average borrowing rate on the Company’s repurchase agreements was 5.90%.

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

The committed borrowing amount for Lender C expires on May 15, 2007.

In June 2005, Hanover obtained a committed borrowing facility from Lender B, pursuant to a Master Repurchase Agreement, for up to $100 million. The facility was primarily available for financing mortgage loans and, subject to certain conditions, allowed funding at 97% of the fair market value of the mortgage loans outstanding principal balance. This facility was terminated in May 2006.

In connection with the two committed borrowing facilities, the Company is required to maintain certain levels of cash and cash equivalents, tangible net worth, debt to tangible net worth and profitability. The Company is in compliance with these requirements as of December 31, 2006.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender C, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly.

HCP had a revolving line of credit established with a major business finance organization for up to the lesser of $2 million or 80% of HCP’s accounts receivable. The assets of HCP secured amounts outstanding under the line. This line was terminated in January 2006.

The Company, through HDMF-I, had a $25 million committed line of credit from a private mortgage banking organization. In September 2005, the Company paid off the outstanding balance and elected to terminate the line of credit.

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

Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2006			December 31, 2005
	Securitization			Securitization
	2000-A	1999-B	Total	2000-A	1999-B	1999-A	Total

CMO Borrowing:
Balance of borrowing as of end of period	$—	$7,384	$7,384	$—	$11,438	$—	$11,438
Average borrowing balance during the period	—	9,515	9,515	760	13,175	7,756	21,691
Average interest rate during the period	—	6.50%	6.50%	12.81%	4.86%	4.32%	5.59%
Interest rate as of end of period	—	6.85%	6.85%	0.00%	5.88%	0.00%	6.39%
Maximum month-end borrowing balance during the period	—	11,124	11,124	1,688	14,989	17,724	34,401
Collateral For CMOs:
Balance as of end of period — carrying value	$—	$9,736	$9,736	$3,094	$10,980	$—	$14,074

The average interest rates for the 2000-A, 1999-B and 1999-A CMOs for the year ended December 31, 2004 were 11.99%, 2.89%, and 6.47% respectively, and the total average interest rate was 5.18%.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2006 is as follows (dollars in thousands):

Principal
Year	Balance

2007	$2,872
2008	2,126
2009	1,565
2010	1,145
2011	830
Thereafter	1,611

$10,149

11.	LIABILITY TO SUBSIDIARY TRUSTS ISSUING PREFERRED AND CAPITAL SECURITIES

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

Hanover may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010. Hanover may redeem the notes prior to March 30, 2010 for a 7.5% premium. To the extent Hanover redeems the notes, HST-I is required to redeem a corresponding amount of trust preferred securities.

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

Hanover may redeem the debentures, in whole or in part, for cash, at par, after July 30, 2010. Hanover may redeem the notes prior to July 30, 2010 for a 7.5% premium. To the extent Hanover redeems the debentures; HST-II is required to redeem a corresponding amount of capital securities of the trust.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary

	HST-I	HST-II

Trust preferred securities outstanding at December 31, 2006	$20 million	$20 million
Interest rate as of December 31, 2006	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035

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

401(k) Plan

The Company participates in the Hanover Capital Partners 2, Ltd. 401(k) Plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2006, 2005 and 2004, expense related to the 401(k) Plan was approximately $53,000, $68,000 and $73,000, respectively.

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

1997 Stock Plan — The 1997 Stock Plan provides for the grant of qualified incentive stock options, stock options not so qualified, restricted stock, performance shares, stock appreciation rights and other equity-based compensation. The 1997 Stock Plan authorized the grant of options to purchase, and limited stock awards to, an aggregate of up to 325,333 shares of Hanover’s common stock.

Of the stock options granted by the Compensation Committee pursuant to the 1997 Stock Plan, stock options granted to the Principals to purchase an aggregate of 162,664 shares of Hanover’s common stock at Hanover’s initial offering price vested ratably over a 48 month period from the date of the grant and, as of December 31, 2006, are fully vested. Stock options granted to the non-employee directors to purchase an aggregate of 18,000 shares of Hanover’s common stock are exercisable when issued. The remaining stock options granted to the Principals to purchase an aggregate of 80,160 shares of Hanover’s common stock vested in 1/3 increments on July 1, 2003, 2004, and 2005 in connection with the earn-out measuring dates in the Contribution Agreement. All other stock options granted pursuant to the 1997 Stock Option Plan have expired.

1999 Stock Plan — The 1999 Stock Plan authorizes the grant of options of up to 550,710 shares of Hanover’s common stock.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions during the years ended December 31, 2006, 2005 and 2004 relating to the 1997 Stock Plan and the 1999 Stock Plan are as follows:

			Weighted-	Weighted-
	# of Options for Shares		Average	Average
	1997	1999	Exercise	Exercise
	Stock Plan	Stock Plan	Price	Price

Outstanding as of January 1, 2004	254,824			$15.22

		124,480		$5.36

Stock Option Activity — 2004
Granted	4,000	—	$12.67
Exercised	—	(75,646)	$5.62

Outstanding as of December 31, 2004	258,824			$15.18

		48,834		$4.95

Stock Option Activity — 2005
Granted	2,000	—	$11.40
Exercised	—	(18,000)	$4.62

Outstanding as of December 31, 2005	260,824			$15.16

		30,834		$5.14

Stock Option Activity — 2006
Granted	2,000	—	$5.61
Expired	(2,000)	—	$18.13

Outstanding as of December 31, 2006	260,824			$15.06

		30,834		$5.14

As of December 31, 2006, 2005 and 2004, 291,658, 291,658 and 280,938 options were exercisable, respectively, with weighted-average exercise prices of $14.01, $14.10 and $13.35, respectively.

As of December 31, 2006, there were 40,509 and 6,417 shares eligible to be granted under the 1997 Stock Plan and the 1999 Stock Plan, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable:

1997 Stock Plan				1999 Stock Plan
	Number	Number	Weighted-		Number	Number	Weighted-
	Outstanding as	Exercisable as	Average		Outstanding as	Exercisable as	Average
Exercise	of December 31,	of December 31,	Remaining Life	Exercise	of December 31,	of December 31,	Remaining Life
Prices	2006	2006	in Years	Prices	2006	2006	in Years

$ 5.61	2,000	2,000	9.42	$ 3.88	15,334	15,334	3.42
10.26	2,000	2,000	6.42	4.63	8,000	8,000	2.58
11.40	2,000	2,000	8.42	7.69	1,500	1,500	1.17
12.67	4,000	4,000	7.42	7.75	4,000	4,000	4.42
12.83	2,000	2,000	6.92	9.80	2,000	2,000	5.42
15.00	162,664	162,664	0.75
15.75	86,160	86,160	5.17

$5.61 to $15.75	260,824	260,824	2.53	$3.88 to $9.80	30,834	30,834	3.35

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

In May 2005, the Company granted an option to purchase of 2,000 shares of its common stock to one of the Company’s independent directors, upon his re-election to the Board of Directors, in accordance with the terms of the Company’s 1997 Stock Plan. The exercise price of the option equals the closing market price on the date of grant and expires ten years from the date of the grant. In accordance with APB 25, the Company did not record deferred compensation or compensation expense, as there is no intrinsic value associated with this option.

In May 2006, the Company granted an option to purchase 2,000 shares of its common stock to one of the Company’s independent directors, upon his re-election to the Board of Directors, in accordance with the terms of the Company’s 1997 Stock Plan. This option is immediately exercisable and has a term of ten years. The exercise price of the option equals the closing price of the Company’s stock on the date of the grant. In the period the option was granted, the Company recorded compensation cost of approximately $1,000, which represents the fair market value of the option as estimated using the Black-Scholes option pricing model.

Bonus Incentive Compensation Plan

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. There was no bonus expense recorded for the years ended December 31, 2006 and 2005. A bonus expense of $314,000 was recorded for the year ended December 31, 2004.

13.	INCOME TAXES

The REIT

Taxable income (loss) for the year ended December 31, 2006 was approximately $(499,000). Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2006 (dollars in thousands):

Net loss — year ended December 31, 2006	$(2,926)
Add (deduct) differences:
Mark to market of mortgage assets	(1,336)
Sale of mortgage securities	(1,072)
Mark to market of freestanding derivatives	(994)
Losses in subsidiaries not consolidated for tax purposes — net	6,209
Other	(380)

Estimated taxable income (loss) — year ended December 31, 2006	$(499)

Taxable Subsidiaries (dollars in thousands)

	December 31,
	2006	2005

Deferred tax assets
Federal net operating loss carryforwards	$4,020	$4,237
State net operating loss carryforwards	488	710
Not currently deductible interest	943	571
Goodwill	545	—

	5,996	5,518
Deferred tax liabilities
Goodwill	—	(179)
Capitalized software	(123)	(105)

	(123)	(284)

	5,873	5,234
Valuation allowance	(5,873)	(5,222)

Deferred tax asset — net	$—	$12

One taxable subsidiary has a Federal tax net operating loss carryforward of approximately $10,249,000 that expires in various years between 2019 and 2025.

The items resulting in significant temporary differences for the years ended December 31, 2006 and 2005 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and differences in the amortization of goodwill and capitalized software and interest expense payable to Hanover that is non-deductible for income tax purposes. The Company has established a valuation allowance for substantially all of its deferred income tax benefit.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	Years Ended December 31,
	2006	2005	2004

Current — Federal, state and local	$—	$—	$—
Deferred — Federal, state and local	(639)	(959)	(542)

	(639)	(959)	(542)
Valuation allowance	651	961	516

Total	$12	$2	$(26)

The income tax provision (benefit) relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes and non-deductible intercompany interest expense.

14.	DERIVATIVE INSTRUMENTS

Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

Mark-to-market and settlements on forward contracts	$(2,214)	$234	$(4,047)
Mark-to-market on interest rate caps	(130)	(54)	(342)

Net (loss) gain on freestanding derivatives	$(2,344)	$180	$(4,389)

15.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock Repurchase Program

The Company’s Board of Directors has periodically approved programs to repurchase shares of the Company’s common stock. A summary of the total authorizations and remaining authority is as follows:

	Share Repurchase Program
	Authorized in Years Ended December 31,
	2006	2002	2001	2000

Total number of common shares authorized to be repurchased	2,000,000	18,166	60,000	1,000,000

Remaining number of common shares authorized to be repurchased	1,736,900	2,500	1,000	501,025

Total amount authorized for repurchase of common shares	n/a	n/a	n/a	$3,000,000

Remaining amount authorized for repurchase of common shares	n/a	n/a	n/a	$137,000

During the year ended December 31, 2006, the Company repurchased 263,100 shares of the Company’s common stock at a total purchase price of approximately $1,479,000, or $5.62 per share, under the 2006 program. There were no other stock repurchases for the years ended December 31, 2006, 2005, and 2004. Under Maryland law, Hanover’s state of incorporation, treasury shares are not allowed. As a result, repurchased shares are retired when acquired.

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

Earnings Per Share
(dollars in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations (numerator)	$(1,951)	$151	$7,950

Weighted-average common shares outstanding (denominator)	8,358,433	8,443,744	8,288,405

Basic earnings per share	$(0.23)	$0.02	$0.96

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations (numerator)	$(1,951)	$151	$7,950

Weighted-average common shares outstanding	8,358,433	8,443,744	8,288,405
Add: Incremental shares from assumed conversion of stock options	—	17,159	56,336

Diluted weighted-average shares outstanding (denominator)	8,358,433	8,460,903	8,344,741

Diluted earnings per share	$(0.23)	$0.02	$0.95

For the years ended December 31, 2006, 2005 and 2004 the number of potential common shares that were anti-dilutive was 291,658, 262,824 and 256,824, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASHFLOWS
(dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$29	$177	$300

Interest	$13,792	$8,177	$4,158

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Dividends declared in December but not paid until the following year	$1,236	$2,124	$2,514

Payable to broker for repurchase of common stock	$24	$—	$—

35,419 shares of common stock issued in 2004 for acquisition	$—	$—	$494

Common stock issued to Principals	$—	$762	$849

Forgiveness of notes receivable from Principals	$—	$583	$584

2,357 and 5,393 shares of common stock issued to Principal pursuant to Bonus Incentive Compensation Plan in 2005 and 2004, respectively	$—	$25	$81

Transfer of mortgage loans to real estate owned, net	$—	$3,820	$—

Securitization of mortgage loans held for sale into FNMA issues held to maturity	$—	$8,025	$—

17.	SEGMENT REPORTING

The Company’s principal business segments are each conducted through its primary operating companies, Hanover and HCP-2. Segment information is prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. HT relies on Hanover for financing portions of its operations. Intercompany transactions are recorded on an arms-length basis. All significant intercompany accounts and transactions are eliminated in consolidation. However, interest on any intercompany notes from HT to Hanover is determined on an incremental cost basis that may be less than HT would pay to independent third parties.

The principal business of Hanover as a REIT is earning interest and income on leveraged investments in prime subordinate mortgage-backed securities and mortgage loans. The principal business of HT is generating income from technology solutions and valuation services. Prior to May 31, 2006, HT also generated income through loan sale advisory services, traditional loan brokerage services and brokering loan pools, mortgage-servicing rights, and other mortgage related assets through an Internet-based exchange. The Company’s businesses are all conducted within the United States.

As more fully described in Note 3, HCP was sold effective as of January 12, 2007 and the assets and liabilities and results of operations of HCP have been classified as discontinued operations. As a result of this reclassification, the assets and results of operations of the HCP segment that are not eliminated as a result of the sale have been reclassified to the Hanover segment for all periods presented. In addition, the results of operations of the HCP segment that are eliminated as a result of the sale, have been classified as income (loss) from discontinued operations in the Hanover segment for all periods presented.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the merger of Hanover Capital Partners Ltd. and Hanover Capital Partners 2, Inc. into HanoverTrade, Inc. (subsequently renamed Hanover Capital Partners 2, Ltd.), the Company transferred the results of operations for Hanover Capital Securities, Inc. to HT. The results of operations for the years ended December 31, 2005 and 2004 in the accompanying segment data have been reclassified for this realignment.

	Year Ended December 31, 2006 (dollars in thousands)
	Hanover	HT	Eliminations	Consolidated

REVENUES
Interest income	$25,094	$1	$(817)	$24,278
Interest expense	13,942	817	(817)	13,942

Net interest income before loan loss provision	11,152	(816)	—	10,336
Loan loss provision	—	—	—	—

Net interest income	11,152	(816)	—	10,336
Gain on sale of mortgage assets	834	—	—	834
Gain (loss) on mark to market of mortgage assets	148	—	—	148
(Loss) gain on freestanding derivatives	(2,344)	—	—	(2,344)
Technology	—	2,938	(81)	2,857
Loan brokering and advisory services	—	130	(25)	105
Other income (loss)	(57)	(20)	—	(77)

Total revenues	9,733	2,232	(106)	11,859

Total expenses	8,251	5,768	(106)	13,913

Operating income (loss)	1,482	(3,536)	—	(2,054)
Equity in income (loss) of unconsolidated affiliates	110	—	—	110
Minority interest in loss of consolidated affiliate	(5)	—	—	(5)

Income (loss) from continuing operations before income tax provision (benefit)	1,597	(3,536)	—	(1,939)
Income tax provision (benefit)	—	12	—	12

Income (loss) from continuing operations	1,597	(3,548)	—	(1,951)
Income (loss) from discontinued operations	(952)	(23)	—	(975)

NET INCOME (LOSS)	$645	$(3,571)	$—	$(2,926)

Total assets	$317,127	$815	$(13,673)	$304,269
Capital expenditures and investments	$236	$—	$—	$236
Depreciation and amortization	$393	$315	$—	$708

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005 (dollars in thousands)
	Hanover	HT	Eliminations	Consolidated

REVENUES
Interest income	$16,917	$1	$(622)	$16,296
Interest expense	8,284	622	(622)	8,284

Net interest income before loan loss provision	8,633	(621)	—	8,012
Loan loss provision	26	—	—	26

Net interest income	8,607	(621)	—	7,986
Gain on sale of mortgage assets	4,515	—	—	4,515
Gain (loss) on mark to market of mortgage assets	(2,715)	—	—	(2,715)
(Loss) gain on freestanding derivatives	180	—	—	180
Technology	—	3,054	—	3,054
Loan brokering and advisory services	—	1,709	(62)	1,647
Other income (loss)	144	461	(3)	602

Total revenues	10,731	4,603	(65)	15,269

Total expenses	8,287	6,786	(65)	15,008

Operating income (loss)	2,444	(2,183)	—	261
Equity in income (loss) of unconsolidated affiliates	(165)	—	—	(165)
Minority interest in loss of consolidated affiliate	(57)	—	—	(57)

Income (loss) from continuing operations before income tax provision (benefit)	2,336	(2,183)	—	153
Income tax provision (benefit)	8	(6)	—	2

Income (loss) from continuing operations	2,328	(2,177)	—	151
Income (loss) from discontinued operations	1,382	(167)	—	1,215

NET INCOME (LOSS)	$3,710	$(2,344)	$—	$1,366

Total assets	$273,929	$4,171	$(9,921)	$268,179
Capital expenditures and investments	$2,285	$251	$—	$2,536
Depreciation and amortization	$186	$1,034	$—	$1,220

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004 (dollars in thousands)
	Hanover	HT	Eliminations	Consolidated

REVENUES
Interest income	$14,590	$—	$(348)	$14,242
Interest expense	4,271	348	(348)	4,271

Net interest income before loan loss provision	10,319	(348)	—	9,971
Loan loss provision	36	—	—	36

Net interest income	10,283	(348)	—	9,935
Gain on sale of mortgage assets	10,400	—	—	10,400
Gain (loss) on mark to market of mortgage assets	237	—	—	237
(Loss) gain on freestanding derivatives	(4,389)	—	—	(4,389)
Technology	—	2,794	—	2,794
Loan brokering and advisory services	—	2,707	(7)	2,700
Other income (loss)	62	293	(50)	305

Total revenues	16,593	5,446	(57)	21,982

Total expenses	7,848	6,712	(57)	14,503

Operating income (loss)	8,745	(1,266)	—	7,479
Equity in income (loss) of unconsolidated affiliates	445	—	—	445

Income (loss) from continuing operations before income tax provision (benefit)	9,190	(1,266)	—	7,924
Income tax provision (benefit)	20	(46)	—	(26)

Income (loss) from continuing operations	9,170	(1,220)	—	7,950
Income (loss) from discontinued operations	386	(215)	—	171

Net income (loss)	$9,556	$(1,435)	$—	$8,121

Total assets	$242,160	$6,776	$(9,104)	$239,832
Capital expenditures and investments	$549	$1,192	$—	$1,741
Depreciation and amortization	$14	$898	$—	$912

18.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Hanover previously entered into employment agreements with four of its executive officers, the Principals. Such agreements (i) have five year terms, (ii) provide for aggregate annual base salaries of approximately $1,078,000 (subject to annual cost of living increases) and (iii) automatically renew for successive one year terms thereafter until Hanover or the officer terminates the agreement.

In December 2006, two of these Principals agreed to a separation from the Company under terms consistent with their existing employment agreements. As a result of these separations, the Company recorded approximately $615,000 of severance expense, which is included in income (loss) from discontinued operations for the year ended December 31, 2006.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2006, the unpaid principal balance of these mortgage securities was approximately $3,428,000.

Forward Commitments

As of December 31, 2006, the Company had forward commitments to sell approximately $106.4 million (par value) of Agency MBS that had not yet settled. These forward commitments were entered into to economically hedge approximately $106.5 million principal balance of Agency MBS classified as trading. As of December 31, 2006, the fair value of the Company’s forward sales of Agency MBS was approximately $649,000.

Warehouse Agreement

On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of December 31, 2006, we have sold 3 securities into the warehousing facility with total sales proceeds of $4.1 million. If we do not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. The term of the warehouse agreement as of December 31, 2006, is day-to-day or closing and issuance of the collateralized debt obligation.

Lease Agreements

The Company has noncancelable operating lease agreements for office space and office equipment. Future minimum rental payments for such leases, as of December 31, 2006, are as follows (dollars in thousands):

Year	Amount

2007	$301
2008	298
2009	296
2010	249
Thereafter	8

$1,152

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $282,000, $301,000 and $266,000, respectively.

Legal Proceedings

On or about January 11, 2006, the Company received a Complaint filed on behalf of its former CFO, J. Holly Loux, claiming the Company and its current CEO, John A. Burchett, wrongfully terminated her employment. The action is titled Loux v Hanover Capital Mortgage Holdings, Inc. Civil Action No. 06-0122 (KSM), and is currently pending in the United States District Court for the District of New Jersey. By her Complaint, Ms. Loux seeks reinstatement, attorney’s fees and costs, and an undetermined amount of damages. The Company and Mr. Burchett deny her allegations and they are vigorously defending the claims made by

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ms. Loux. The matter is still in the discovery stage. A settlement conference was held on March 9, 2007. The parties were unable to resolve the case at the settlement conference.

From time to time, we are involved in litigation incidental to the conduct of our business. Except for the Loux matter noted above, we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.

19.	FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s assets and liabilities classified as financial instruments and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$13,982	$13,982	$30,492	$30,492
Accrued interest receivable	1,652	1,652	1,367	1,367
Mortgage loans:
Held for sale	—	—	10,061	10,061
Collateral for CMOs	9,736	10,025	14,074	14,345
Mortgage securities
Trading	105,104	105,104	82,487	82,487
Available for sale	154,599	154,599	106,967	106,967
Held to maturity	6,254	6,226	8,034	8,034
Other subordinate security, held to maturity	2,757	2,695	2,703	2,703
Interest rate caps	26	26	47	47
Forward commitments to sell mortgage securities	649	649	—	—
Liabilities:
Repurchase agreements	$193,247	$193,247	$154,268	$154,268
CMO borrowing	7,384	7,388	11,438	11,442
Forward commitments to sell mortgage securities	—	—	465	465
Accounts payable, accrued expenses and other liabilities	2,757	2,757	2,651	2,651

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

20.	SUBSEQUENT EVENTS

On January 12, 2007, a $0.15 cash dividend, previously declared by the Board of Directors, was paid to stockholders of record as of December 26, 2006.

Effective January 12, 2007, the Company sold its due diligence business to the Buyer. See Note 3 for further information.

21.	UNAUDITED QUARTERLY FINANCIAL DATA (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net interest income	$2,708	$2,650	$2,483	$2,495

Total revenues	$2,544	$2,793	$3,714	$2,808

Total expenses	$5,037	$2,684	$2,877	$3,315

Income from continuing operations	$(2,489)	$136	$865	$(463)

Income from discontinuing operations	$(676)	$(53)	$(12)	$(234)

Net income (loss)	$(3,165)	$83	$853	$(697)

Basic earnings per share	$(0.38)	$0.01	$0.10	$(0.08)

Diluted earnings per share	$(0.38)	$0.01	$0.10	$(0.08)

Dividends declared (1)	$0.15	$0.15	$0.20	$0.20

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March, 31,
	2005	2005	2005	2005

Net interest income	$2,023	$1,855	$1,846	$2,262

Total revenues	$3,239	$2,896	$4,382	$4,752

Total expenses	$3,510	$3,238	$4,606	$3,654

Income from continuing operations	$(257)	$(296)	$(306)	$1,010

Income from discontinuing operations	$287	$432	$143	$353

Net income (loss)	$30	$136	$(163)	$1,363

Basic earnings per share	$0.00	$0.02	$(0.02)	$0.16

Diluted earnings per share	$0.00	$0.02	$(0.02)	$0.16

Dividends declared (1)	$0.25	$0.25	$0.30	$0.30

(1)	Quarterly dividends are presented in respect of earnings rather than declaration date.