Form 10-Q
period 2007-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2007-05-10
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 8,067,962 shares of common stock outstanding as of May 3, 2007.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2007

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and cash equivalents	$16,240	$13,982
Accrued interest receivable	1,635	1,652
Mortgage loans
Collateral for CMOs	9,098	9,736
Mortgage securities ($245,921 and $254,482 pledged under Repurchase Agreements as of March 31, 2007 and December 31, 2006, respectively)
Trading	101,853	105,104
Available for sale	144,068	154,599
Held to maturity	5,796	6,254

	251,717	265,957
Other subordinate security, held to maturity	2,767	2,757
Equity investments in unconsolidated affiliates	1,427	1,399
Other assets	6,557	6,237
Assets of discontinued operations	—	2,549

	$289,441	$304,269

LIABILITIES
Repurchase agreements	$190,441	$193,247
Collateralized mortgage obligations (CMOs)	6,826	7,384
Dividends payable	—	1,236
Accounts payable, accrued expenses and other liabilities	2,977	2,757
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239
Liabilities of discontinued operations	—	823

	241,483	246,686

Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,067,962 and 8,233,062 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	80	82
Additional paid-in capital	101,693	102,598
Cumulative earnings	9,562	8,699
Cumulative distributions to shareholders	(56,173)	(56,173)
Accumulated other comprehensive income (loss)	(7,204)	2,377

	47,958	57,583

	$289,441	$304,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Interest income	$6,632	$5,336
Interest expense	3,859	2,841

Net interest income before loan loss provision	2,773	2,495
Loan loss provision	—	—

Net interest income	2,773	2,495
Gain (loss) on sale of mortgage assets	191	(109)
Loss on mark to market of mortgage assets	(143)	(1,201)
(Loss) gain on freestanding derivatives	(167)	646
Technology	516	921
Loan brokering and advisory services	157	105
Other income (loss)	(41)	(49)

Total revenues	3,286	2,808

Expenses
Personnel	1,079	1,206
Legal and professional	600	894
General and administrative	746	329
Depreciation and amortization	150	172
Occupancy	75	71
Technology	197	316
Other	306	327

Total expenses	3,153	3,315

Operating income (loss)	133	(507)
Equity in income of unconsolidated affiliates	27	27
Minority interest in loss of consolidated affiliate	—	(5)

Income (loss) from continuing operations before income tax provision (benefit)	160	(475)
Income tax provision (benefit)	—	(12)

Income (loss) from continuing operations	160	(463)

Discontinued Operations
Loss from discontinued operations before gain on sale and income tax provision (benefit)	(643)	(234)
Gain on sale of discontinued operations	1,346	—
Income tax provision (benefit) from discontinued operations	—	—

Income (loss) from discontinued operations	703	(234)

Net Income (loss)	$863	$(697)

Net Income (loss) per common share — Basic
Income (loss) from continuing operations	$0.02	$(0.05)
Income (loss) from discontinued operations	0.09	(0.03)

Net Income (loss) per common share — Basic	$0.11	$(0.08)

Net Income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.02	$(0.05)
Income (loss) from discontinued operations	0.09	(0.03)

Net Income (loss) per common share — Diluted	$0.11	$(0.08)

Weighted average shares outstanding — Basic	8,132,868	8,490,884
Weighted average shares outstanding — Diluted	8,136,343	8,490,884
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$863	$(697)
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized gain (loss) on mortgage securities classified as available-for-sale	(9,226)	(1,957)
Reclassification adjustment for net gain included in net income	(355)	—

Other comprehensive income (loss)	(9,581)	(1,957)

Comprehensive income (loss)	$(8,718)	$(2,654)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

					Cumulative	Accumulated
			Additional		Distributions	Other
	Common Stock		Paid-In	Cumulative	To	Comprehensive
	Shares	Amount	Capital	Earnings	Shareholders	Income (Loss)	Total
Balance, December 31, 2006	8,233,062	$82	$102,598	$8,699	$(56,173)	$2,377	$57,583
Amortization of deferred stock grant to key employees	—	—	53	—	—	—	53
Issuance of stock to key employees	29,000	—	—	—	—	—	—
Repurchase of common stock	(194,100)	(2)	(958)		—	—	(960)
Net income	—	—	—	863	—	—	863
Other comprehensive income (loss)	—	—	—	—	—	(9,581)	(9,581)

Balance, March 31, 2007	8,067,962	$80	$101,693	$9,562	$(56,173)	$(7,204)	$47,958

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Income (loss) from continuing operations	$160	$(463)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	150	172
Stock-based compensation	10	9
Accretion of net discount	(1,614)	(1,271)
Loss recognized from mark to market of mortgage assets	143	1,201
Undistributed earnings of unconsolidated affiliates — net	(27)	(27)
Minority interest in loss of consolidated affiliate	—	(5)
(Gain) loss on sale of mortgage assets	(191)	109
Loss on disposition of real estate owned	39	47
Purchase of mortgage securities classified as trading	—	(24,529)
Principal collections on mortgage securities classified as trading	3,411	3,387
Proceeds from sale of mortgage securities classified as trading	—	45,860
Principal collections on mortgage loans classified as held for sale	—	721
Decrease (increase) in accrued interest receivable	17	(47)
Increase in other assets	(1,113)	(912)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	160	(379)

Net cash provided by operating activities of continuing operations	1,145	23,873

Net cash provided by operating activities of discontinued operations	1,097	118

Investing Activities
Purchase of mortgage securities classified as available for sale	(7,885)	(20,240)
Principal collections on mortgage securities classified as available for sale	369	306
Principal collections on mortgage securities classified as held to maturity	422	586
Principal collections on CMO collateral	645	1,168
Proceeds from sale of mortgage securities classified as available for sale	10,286	—
Proceeds from disposition of real estate owned	364	324
Cash paid for acquisitions	—	(118)

Net cash provided by (used in) investing activities of continuing operations	4,201	(17,974)

Proceeds from the sale of HCP	1,375	—

Financing Activities
Decrease in borrowings using repurchase agreements	(2,806)	(13,746)
Payments on CMOs	(558)	(1,086)
Payment of dividends	(1,236)	(2,124)
Repurchase of common stock	(960)	(470)

Net cash used in financing activities of continuing operations	(5,560)	(17,426)

Net increase (decrease) in cash and cash equivalents	2,258	(11,409)
Cash and cash equivalents at beginning of period	13,982	30,492

Cash and cash equivalents at end of period	$16,240	$19,083

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
     The Company’s principal business is the REIT that generates net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. The Company avoids investments in sub-prime loans or securities collateralized by sub-prime loans.
      Prior to 2007, mortgage industry service and technology related income was earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”). Effective January 12, 2007, the assets of HCP’s due diligence business, representing substantially all of the assets of HCP, were sold to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC) (the “Buyer”), which also assumed certain liabilities related thereto. As a result, the net assets and liabilities and results of operations of HCP have been presented as discontinued operations in the accompanying financial information and financial statements in this Form 10-Q.
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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Elimination of Segment Report
     For the year ended December 31, 2006 and prior periods, the Company reported results of operations for three segments; Hanover, HCP and HT. As a result of the sale of HCP and the significant decrease in the operations of HT in 2006 and the beginning of 2007, the Company now has only one segment.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The Company adopted this pronouncement as of January 1, 2007 and it did not have a significant impact on the Company’s financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for income tax positions taken or expected to be taken in a tax return. In addition, this pronouncement provides guidance on derecognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement as of January 1, 2007 and it did not have a significant impact on the Company’s financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s management is currently evaluating the potential impact of this pronouncement and does not believe the adoption will have a significant impact on the Company’s consolidated financial statements.
3. Sale of HCP — Discontinued Operations
     Effective January 12, 2007, the Company sold its due diligence business, HCP, to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC) (“Buyer”). The sale included certain assets and the assumption of certain liabilities of the Company’s wholly-owned subsidiary HCP-2 and included all of the Company’s due diligence operations. A summary of the assets sold and liabilities assumed by Buyer is as follows (dollars in thousands):

Receivables	$129
Fixed assets	247
Other assets	57
Other liabilities	(658)

$(225)

     The total purchase price of $1,375,000 represented a premium of $1,600,000 over the net book value of the assets sold and liabilities assumed of $(225,000). The Company recognized a gain on the sale of approximately $1,346,000, after deducting certain transaction fees and the write-off of intangible assets. The Company retained approximately $2,051,000 of accounts receivables and other receivables of HCP at the date of the sale.
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
     In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the related financial information for HCP is reported as discontinued operations for all periods presented.

     The following is a summary of the results of operations of the discontinued operations of the HCP business (amounts in thousands):

	Three Months Ended
	March 31,
	2007(1)	2006
Revenues	$415	$2,912
Gain on sale of HCP	1,346	—
Operating expenses	1,058	3,146

Income (loss) from discontinued operations before income tax provision (benefit)	703	(234)
Income tax provision (benefit)	—	—

Income (loss) from discontinued operations	$703	$(234)

(1)	Inclusive of normal operations up to January 12, 2007, and activities incidental to concluding the sale subsequent to January 12, 2007.
4. Earnings Per Share
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
     The components of the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2007	2006
Basic earnings per share:
Income (loss) from continuing operations (numerator)	$160	$(463)

Weighted-average common shares outstanding (denominator)	8,132,868	8,490,884

Basic earnings per share	$0.02	$(0.05)

Diluted earnings per share:
Income (loss) from continuing operations (numerator)	$160	$(463)

Weighted-average common shares outstanding	8,132,868	8,490,884

Add: Incremental common shares from assumed conversion of stock options	3,475	—

Diluted weighted-average common shares outstanding (denominator)	8,136,343	8,490,884

Diluted earnings per share	$0.02	$(0.05)

     The calculation of diluted earnings per share for the three months ended March 31, 2007, does not include 225,295 shares from the assumed conversion of out-of-the-money stock options.

5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	March 31, 2007			December 31, 2006
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$1,717	$7,782	$9,499	$1,932	$8,217	$10,149
Net (discount) and deferred financing costs	(24)	(107)	(131)	(26)	(113)	(139)
Loan loss allowance	(49)	(221)	(270)	(52)	(222)	(274)

Carrying value	$1,644	$7,454	$9,098	$1,854	$7,882	$9,736

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Balance, beginning of period	$274	$284
Loan loss provision	—	—
Charge-offs	(4)	—

Balance, end of period	$270	$284

6. Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	March 31, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$103,067	$—	$103,067	$106,479	$—	$106,479
Net (discount)	(2,188)	—	(2,188)	(2,251)	—	(2,251)

Amortized cost	100,879	—	100,879	104,228	—	104,228
Gross unrealized gain	1,731	—	1,731	1,672	—	1,672
Gross unrealized loss	(757)	—	(757)	(796)	—	(796)

Carrying value	$101,853	$—	$101,853	$105,104	$—	$105,104

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	March 31, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$225,805	$—	$225,805	$221,756	$8,995	$230,751
Net (discount)	(74,533)	—	(74,533)	(74,816)	(3,713)	(78,529)

Amortized cost	151,272	—	151,272	146,940	5,282	152,222
Gross unrealized gain	604	—	604	3,710	9	3,719
Gross unrealized loss	(7,808)	—	(7,808)	(1,272)	(70)	(1,342)

Carrying value	$144,068	$—	$144,068	$149,378	$5,221	$154,599

      As of March 31, 2007, the gross unrealized loss in mortgage securities classified as available for sale is not considered by the Company to be other-than-temporary impairments. These declines have been recent market movements and not from changes in the loss or prepayment assumptions affecting cash flows. The Company intends to hold these securities for a reasonable period of time sufficient for an informed determination of the temporary or permanent nature of the decline and any forecasted recovery of market value.
Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	March 31, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$5,423	$5,423	$—	$5,845	$5,845
Net premium	—	373	373	—	409	409

Amortized cost	—	5,796	5,796	—	6,254	6,254
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$5,796	$5,796	$—	$6,254	$6,254

Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	March 31, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,045)	(1,045)	—	(1,055)	(1,055)

Amortized cost	—	2,767	2,767	—	2,757	2,757
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,767	$2,767	$—	$2,757	$2,757

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
Fixed-Rate Agency Mortgage-Backed Securities	$101,853	$105,104	$—	$—	$5,796	$6,254
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	40,752	40,515	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,767	2,757
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	103,316	114,084	—	—

Carrying value of mortgage and other subordinate securities	$101,853	$105,104	$144,068	$154,599	$8,563	$9,011

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	March 31, 2007	December 31, 2006
Prepaid expenses and other assets	$3,837	$2,837
Deferred financing cost	2,032	2,154
Capitalized software, net	401	458
Real Estate Owned	287	788

	$6,557	$6,237

8. Repurchase Agreements and Other Liabilities
     Information pertaining to individual repurchase agreement lenders as of March 31, 2007 is as follows (dollars in thousands):

	Committed	December 31,		March 31,	Carrying Value
	Borrowing	2006	Net	2007	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral
Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans
Lender B	10,000	8,427	(2,902)	5,525	9,628	Retained CMO Securities, Mortgage Securities
Lender B	—	6,782	(17)	6,765	12,114	Mortgage Securities
Lender C	—	12,523	(1,153)	11,370	18,601	Mortgage Securities
Lender D	—	3,803	1,110	4,913	7,788	Mortgage Securities
Lender E	—	112,388	(4,580)	107,808	115,306	Mortgage Securities
Lender F	—	15,964	67	16,031	22,762	Mortgage Securities
Lender G	—	5,646	(34)	5,612	9,566	Mortgage Securities
Lender H	—	761	6	767	1,263	Mortgage Securities
Lender I	—	668	(23)	645	1,119	Mortgage Securities
Lender J	—	12,193	(902)	11,291	17,145	Mortgage Securities
Lender K	—	11,583	5,639	17,222	28,465	Mortgage Securities
Lender L	—	104	(22)	82	154	Mortgage Securities
Lender M	—	2,405	5	2,410	3,000	Mortgage Securities

Total		$193,247	$(2,806)	$190,441	$246,911

     As of March 31, 2007, the weighted-average borrowing rate on the Company’s repurchase agreements was 5.85%.
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
     The committed borrowing amount for Lender B was renewed on June 14, 2006 for a committed borrowing amount of $10 million and a term of one year.
     All of the Company’s other repurchase borrowings, including the uncommitted amounts with Lender B, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly.

9. Derivative Instruments
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.
     Forward contracts are used to economically hedge the Company’s asset position in Agency mortgage-backed securities.
     As of March 31, 2007, the fair value of Hanover’s interest rate caps was approximately $6,000 and the fair value of forward sales contracts was an asset of approximately $281,000.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2007	2006
Mark to market and settlements on forward contracts	$(148)	$634
Mark to market on interest rate caps	(19)	12

Net (loss) gain on freestanding derivatives	$(167)	$646

10. Income Taxes
     Taxable income (loss) for the three months ended March 31, 2007 is approximately $(114,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2007 (dollars in thousands):

Net income	$863
Add (deduct) differences:
Mark to market of mortgage assets	(7)
Sale of mortgage securities	(18)
Mark to market of freestanding derivatives	388
Net income in subsidiaries not consolidated for tax purposes — net	(1,255)
Other	(85)

Estimated taxable income (loss)	$(114)

11. Liability to Subsidiary Trusts Issuing Preferred Securities
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
     The following is a summary of trust preferred securities outstanding as of March 31, 2007:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of March 31, 2007	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
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
12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Three Months
	Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$23

Interest	$3,882	$2,867

13. Repurchase of Equity Securities
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired. For the three months ended March 31, 2007, the Company repurchased 194,100 shares at an average price of $4.94 per share.
14. Stock Based Compensation
     As part of the sale of the due diligence division, the vesting requirements for common stock previously issued to two employees who were separated from the Company were eliminated. The Company recorded approximately $43,000 of compensation expense for the three months ended March 31, 2007 to reflect this change in vesting requirement.
     On March 15, 2007, the Company issued 29,000 shares of common stock to certain employees of the Company. The shares were issued pursuant to the 1997 Executive and Non-Employee Director Stock Option Plan and vest over a five-year period. The grants have a total award value of approximately $123,000, which will be amortized to personnel expense on a straight-line basis over the vesting period.

15. Commitments and Contingencies
     On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will allow the Company to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of March 31, 2007, the Company has sold five securities into the warehousing facility with total sales proceeds of $5.7 million. If the Company does not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and the Company will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. The term of the warehouse agreement as of March 31, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.
16. Subsequent Events
     Hanover, its Chief Executive Officer, and its former Chief Financial Officer, J. Holly Loux, entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), dated April 24, 2007 and effective May 3, 2007, resolving to the satisfaction of all parties, the previously pending litigation in the action entitled Loux v. Hanover Capital Mortgage Holdings, Inc., Civil Action No.06-0122 (KSM). The details of this employment-related dispute were previously disclosed in a Form 8-K filing by the Company on June 28, 2006. All parties to the Settlement Agreement have agreed to keep the terms of the Settlement Agreement confidential, subject to some limited exceptions therein. The Company has recognized approximately $500,000 in expenses related to this settlement, taking into account any available insurance, in the quarter ended March 31, 2007.
     The Board of Directors declared a first quarter dividend of $0.15 per share on May 8, 2007, to be paid on June 4, 2007 to stockholders of record as of May 22, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Overview
     We are a real estate investment trust (“REIT”) formed to operate as a specialty finance company. Our primary business objective is to generate net interest income on our portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans. To a much lesser extent, technology related income is earned through HanoverTrade (“HT”), a division of our subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”).
     We generate net interest income primarily by leveraging credit risk in subordinate mortgage-backed securities, “Subordinate MBS”, through investments in the non-investment grade classes of these securities, which are collateralized by pools of prime single-family mortgage loans. We avoid investments in sub-prime loans or securities collateralized by sub-prime loans. We believe we can effectively manage this credit risk and, as a result, we can achieve higher rates of return. The higher rates of return are earned through the effect of a significant purchase discount, as we generally purchase these securities significantly below their par value, because of the presumed risks associated with these classes of securities.
     Effective January 12, 2007, our due diligence business, Hanover Capital Partners (“HCP”), was sold to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC). As a result, the net assets and liabilities and results of operations of HCP have been presented as discontinued operations in the accompanying financial information and financial statements in this Form 10-Q.
     For the three months ended March 31, 2007, our net income of $0.9 million increased from a loss of ($0.7) million for the same period of 2006. This increase is primarily due to increased income of $0.7 million on our Subordinate MBS portfolio and a gain on sale of $1.3 million of our HCP business, partially offset by a $0.5 million legal settlement. The gain on the sale of our HCP business is included in income from discontinued operations.

Description of Business
     Our principal business is to generate net interest income by investing in Subordinate MBS, collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and do not deal directly with consumers. We also maintain a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, “Agency MBS”, primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). We attempt to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through the use of 30 day revolving Repurchase Agreements which are established by sales with agreements to repurchase. The borrowings under the Repurchase Agreements are generally at 50 to 97 percent of the security’s fair market value, depending on the security, and are adjusted to market value each month as the Repurchase Agreements are re-established. Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under repurchase agreements or through the creation of collateralized mortgage obligations, “CMOs”. We also, on occasion, receive income from real estate investment management services that can include asset management and administrative services.
     The technology and loan sale advisory operations, HT, whose business has contracted considerably in 2006 generated income by providing technology software solutions and loan sale advisory services to the mortgage industry. The technology solutions operation earns licensing and related servicing fees by licensing proprietary software applications to the financial industry. HT historically marketed web-based technology solutions to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. The software technology is licensed to government agencies and financial institutions that originate and/or trade financial assets. Previously, through its Servicing Source division, HT also licensed and used applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients.
     The due diligence operations, HCP, which was sold effective January 12, 2007, provided services to commercial banks, mortgage banks, government agencies, credit unions and insurance companies. The services provided included: loan due diligence (credit and compliance) on a full range of mortgage products, quality control reviews of newly originated mortgage loans, operational reviews of loan origination and servicing operations, mortgage assignment services, loan collateral reviews, loan document rectification, and temporary staffing services. The delivery of the HCP consulting and outsourcing services usually required an analysis of a block or pool of loans on a loan-by-loan basis. This required the use of technology developed and owned by HCP and operated by employees highly specialized and trained by HCP.
     Prior to May 31, 2006, the loan sale advisory, (“LSA”), operation of HT earned fees by providing brokerage, asset valuation and consulting services. The brokerage service integrated varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. LSA also performed market price valuations for a variety of loan products and offered consulting advice on loan product pricing and business strategies.
Critical Accounting Estimates
     The significant accounting policies used in preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

     Amortization of Purchase Discounts on Mortgage Securities
     Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board, “FASB”, No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Estimates and judgments related to future levels of mortgage prepayments, mortgage default assumption rates and timing and amount of credit losses are critical to this determination. Mortgage prepayment expectations, default rate assumptions, and timing and amount of credit losses can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. Management estimates mortgage prepayments, defaults and credit losses based on past experiences with specific investments within the portfolio and current market expectations for changes in the interest rate environment. Management’s estimates could vary widely from that ultimately experienced and, such variances could be material.
     Valuation of Mortgage Securities
     We determine the estimated fair value of our Subordinate MBS portfolio using an enhanced proprietary valuation model we have developed. Our Subordinate MBS securities are not readily marketable with quoted market prices. Although independent third-party estimates are useful as a comparison tool, we believe they are not representative of fair value. We believe independent third-parties are not willing to consistently provide valuations that are more robust in nature and a more representative estimate of fair value of our Subordinate MBS without considerable cost to us. We periodically conduct reviews of our recent Subordinate MBS sales and compare prices obtained in these sales to the corresponding independent third-party estimates of fair value and the estimates determined by our model and have determined our model is a more accurate indicator of fair value.
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
     Real Estate Owned
     We record our Real Estate Owned, “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the three months ended March 31, 2007, we have recorded approximately $150,000 of impairment expense related to REO based upon these estimated fair values.
     Same Party Transactions
     The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty, “Same Party Transactions”. The majority of our financings of our Agency MBS and Subordinate MBS portfolios was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. We recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on our consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of income.
     The issue surrounds a technical interpretation of the provisions of Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which states that Same Party Transactions may not qualify as a purchase by us because the mortgage-backed securities we purchased in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. If the isolation requirement is not met, we would be required to record the transaction on a net basis, recording only an asset equal to the amount of the security, net of the related financing. In addition, we would also record the corresponding interest income and interest expense on a net basis. As the transaction would not qualify as a purchase, the resulting asset would be considered, and classified as, a freestanding derivative, with the corresponding change in the fair value of such derivative in the income statement. The value of the derivative created by this type of transaction would reflect the value of the underlying security and the value of the underlying financing provided by the counterparty.
     While the FASB has identified this issue as a current project, a resolution, specific guidance, or a change in the accounting standards for Same Party Transactions has not been provided. As such, we have not performed a complete assessment of the impact on our financial position, results of operations or cash flows. As of March 31, 2007, the carrying value of our Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $237.3 million, or 94%, of the carrying value of our total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $185.0 million.
Financial Condition
     The most significant changes in our balance sheet as of March 31, 2007, compared to December 31, 2006, are reflected in the net decrease of our investment portfolio and changes in related accounts including the increase in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of March 31, 2007 (dollars in thousands):

	Principal	Carrying
March 31, 2007	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$9,499	$9,098	$7,501	$1,597

Subordinate MBS:
Available for sale	225,805	144,068	90,694	53,374

Agency MBS:
Trading	103,067	101,853	99,072	2,781
Held to maturity	5,423	5,796	—	5,796

	108,490	107,649	99,072	8,577

Total	$343,794	$260,815	$197,267	$63,548

	Principal	Carrying
December 31, 2006	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$10,149	$9,736	$8,082	$1,654

Subordinate MBS:
Available for sale	230,751	154,599	89,959	64,640

Agency MBS:
Trading	106,479	105,104	102,590	2,514
Held to maturity	5,845	6,254	—	6,254

	112,324	111,358	102,590	8,768

Total	$353,224	$275,693	$200,631	$75,062

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
     Our Subordinate MBS portfolio has slightly decreased in principal balance by $5.0 million and our net equity decreased by $11.3 million. Despite this decrease, we plan to continue our strategy to increase and optimize our investment in this primary category of our investment portfolio. This balance decreased due to changes in the interest rates that reduced the fair value of these securities at March 31, 2007 by approximately $9.0 million. These decreases in fair value are considered temporary and, as such, have been reported as a component of Other Comprehensive Income (loss).
     The Agency MBS classified as trading is held primarily to meet certain compliance needs related to exemption under the 40 Act and has remained relatively constant, with minor reductions due to principal pay downs. The Agency MBS classified as held to maturity continues to be held without financing and qualifies for our internal liquidity reserve while earning better than short term money rates.
     Our book value per common share as of March 31, 2007 was $5.94 compared to $6.99 as of December 31, 2006. The decrease in book value is primarily attributable to our other comprehensive loss of $9.6 million related to the fair value adjustment at March 31, 2007, partially offset by our net income of $0.9 million.

Results of Operations
     Revenue
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended		2007
	March 31,		Favorable
	2007	2006	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$171	$399	$(228)
Interest expense	(138)	(207)	69

Net interest income	33	192	(159)
Mark to market	—	(22)	22

Total	33	170	(137)
Subordinate MBS
Interest income	4,651	3,750	901
Interest expense	(1,468)	(1,084)	(384)

Net interest income	3,183	2,666	517
Gains (losses) on sale	191	—	191
Mark to market	(84)	(91)	7

Total	3,290	2,575	715
Agency MBS
Interest income	1,560	846	714
Interest expense	(1,339)	(637)	(702)

Net interest income	221	209	12
Gains (losses) on sale	—	(109)	109
Mark to market	97	(648)	745
Freestanding derivatives	(148)	634	(782)

Total	170	86	84
Other
Interest income	250	341	(91)
Interest expense	(914)	(913)	(1)

Net interest income	(664)	(572)	(92)
Mark to market	(156)	(440)	284
Freestanding derivatives	(19)	12	(31)
Technology and loan brokering and advisory services	673	1,026	(353)
Other	(41)	(49)	8

Total	(207)	(23)	(184)

Total	$3,286	$2,808	$478

     Net interest income from our Mortgage Loan portfolio for the three months ended March 31, 2007, decreased compared to the same period of 2006 primarily due to a decrease in the level of collateral for CMOs and related financing in 2007 and the sale of mortgage loans classified as held for sale during April of 2006.
     For our Subordinate MBS portfolio, net interest income increased $0.5 million for the three months ended March 31, 2007, compared to the same period of 2006 due to the significant increase in the size of this portfolio and, to a much lesser extent, increases in the interest rate for adjustable rate securities. For this same portfolio and related periods, interest expense increased as we increased financings to correspond with the increase in the portfolio and increases in the average one-month LIBOR. During the first quarter of 2006, we were still investing the proceeds from our $20 million trust preferred securities offering in November 2005 and were not fully invested until the end of March 2006. We had gains on sales of securities of $0.2 million for the three months ended March 31, 2007, compared to no sales for the same period of 2006. We sold 18 securities during the first quarter of 2007, as part of a minor portfolio reorganization and anticipation of potential credit issues.
     Generally, our Agency MBS classified as trading are financed via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. In addition, the net revenue is positively impacted by the interest income generated from Agency MBS classified as held to maturity, which were not hedged through forward sales and were not financed for the first three months of 2007 and 2006.
     Other interest income includes interest earned from the other subordinate security and cash and cash equivalents.
     Other mark to market for the three months ended March 31, 2007 and 2006, represents a write-down of REO carried in HMDF-II Realty Corp, a consolidated subsidiary, and included in other assets. The local economy for a portion of these properties has had a significant downturn, which has depressed the value of these properties. We are actively trying to sell these properties through local real estate brokers with incentive commissions. However, a large number of other properties are listed for sale in the same geographic area, which has hampered our ability to sell these properties. At March 31, 2007, we have nine remaining properties to be sold with a total carrying value of approximately $287,000.
     Technology and loan brokering and advisory services have decreased due to the suspension of the loan sale advisory operations in May of 2006. In addition, in 2006 and early 2007, several customers terminated the technology solutions and services they receive from us.
     Other freestanding derivatives represent the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the three months ended March 31, 2007, compared to the same period in 2006. These changes in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.
     Operating Expenses
     The following table details operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Increase
	2007	2006	(Decrease)
Personnel	$1,079	$1,206	$(127)
Legal and professional	600	894	(294)
General and administrative	746	329	417
Depreciation and amortization	150	172	(22)
Occupancy	75	71	4
Technology	197	316	(119)
Other	306	327	(21)

Total expenses	$3,153	$3,315	$(162)

     Operating expenses for the three months ended March 31, 2007, decreased by $0.2 million from the same period in 2006. The major changes within operating expenses were in personnel, legal and professional, general and administrative and technology.
•	Personnel costs decreased due to a reduction in headcount in the loan sale advisory business in the first and second quarter of 2006;

•	Legal and professional fees decreased due to additional audit fees incurred in 2006 in connection with the audit of our 2005 financial statements. Such additional fees were not incurred in 2007 in connection with the audit of our 2006 financial statements;

•	General and administrative expenses increased in connection with the settlement costs for the Loux matter;

•	Technology costs decreased due to the overall decrease in technology revenue and related activities.
     Discontinued Operations
     Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January of 2007. The income from discontinued operations for the three months ended March 31, 2007 includes a gain on sale of $1.3 million.

     Additional Analysis of REIT Investment Portfolio
          Investment Portfolio Assets and Related Liabilities
     The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage Loans
Held for sale	$—	0.00%	$9,762	7.33%
Collateral for CMO	9,619	7.11%	13,761	6.38%
Agency MBS	109,269	5.71%	65,627	5.15%
Subordinate MBS	153,906	12.09%	115,339	13.01%

	272,794	9.36%	204,489	9.77%

Investment portfolio liabilities:
CMO borrowing	7,041	7.16%	10,876	5.88%
Repurchase Agreements on:
Mortgage Loans held for sale	—	0.00%	3,116	4.49%
Collateral for CMO	685	7.00%	758	6.33%
Agency MBS	100,536	5.33%	56,484	4.50%
Subordinate MBS	90,936	6.46%	74,268	5.84%

	199,198	5.91%	145,502	5.30%

Net investment portfolio assets	$73,596		$58,987

Net interest spread		3.45%		4.47%

Yield on net portfolio assets (1)(2)		18.68%		20.80%

Ratio of portfolio liabilities to net investment		270.66%		246.67%

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.

(2)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.
     The yield on net portfolio assets decreased to 18.68% for the three months ended March 31, 2007, from 20.80% for the same period in 2006. This decrease in yield is the result of an increase in the one-month LIBOR, which is the basis for substantially all of our financing.
     Average net investment portfolio assets increased to $73.6 million for the three months ended March 31, 2007, from $59.0 million for the same period in 2006. This increase is primarily due to the investment of $20 million of proceeds from the issuance of trust preferred securities in November 2005.

          Mortgage Loans
     The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Average asset balance	$9,619	$23,523
Average CMO borrowing balance	7,041	10,876
Average balance — Repurchase Agreements	685	3,874

Net investment	1,893	8,773
Average leverage ratio	80.32%	62.70%
Effective interest income rate	7.11%	6.78%
Effective interest expense rate — CMO borrowing	7.16%	5.88%
Effective interest expense rate — Repurchase Agreements	7.00%	4.85%

Net interest spread	(0.03)%	1.17%
Interest income	$171	$399
Interest expense — CMO borrowing	126	160
Interest expense — Repurchase Agreements	12	47

Net interest income	$33	$192

Yield	6.97%	8.75%

     Our Mortgage Loan portfolio net interest income declined for the three months ended March 31, 2007, primarily due to the sale of all remaining mortgage loans that were classified as held for sale in April 2006.
          Subordinate MBS
     The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Average asset balance	$153,906	$115,339
Average balance — Repurchase Agreements	90,936	74,268

Net investment	62,970	41,071
Average leverage ratio	59.09%	64.39%
Effective interest income rate	12.09%	13.01%
Effective interest expense rate — Repurchase Agreements	6.46%	5.84%

Net interest spread	5.63%	7.17%
Interest income	$4,651	$3,750
Interest expense — Repurchase Agreements	1,468	1,084

Net interest income	$3,183	$2,666

Yield	20.22%	25.96%

     The Subordinate MBS portfolio’s net interest income increased to $3.2 million for the three months ended March 31, 2007, from $2.7 million for the same period in 2006, primarily due to the increase in investment in this portfolio from the proceeds from our $20 million trust preferred securities offering in November of 2005.
     The Subordinate MBS portfolio’s net interest spread decreased to 5.63% for the three months ended March 31, 2007, from 7.17% for the same period in 2006 due to an increase in the effective interest expense rate and a decrease in the effective interest income rate. The increase in the effective interest expense rate is due to increases in the average one-month LIBOR from the first quarter of 2006 to the first quarter of 2007. The decrease in the interest income rate is due to changes in the carrying value mix of the Subordinate MBS, based upon the credit rating of the individual securities.

          Agency MBS
     The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Average asset balance	$109,269	$65,627
Average balance — Repurchase Agreements	100,536	56,484

Net investment	8,733	9,143
Average leverage ratio	92.01%	86.07%
Effective interest income rate	5.71%	5.15%
Effective interest expense rate — Repurchase Agreements	5.33%	4.50%

Net interest spread	0.38%	0.65%
Interest income	$1,560	$846
Interest expense — Repurchase Agreements	1,339	637

Net interest income	$221	$209

Yield	10.12%	9.14%

     The Agency MBS portfolio’s net interest income increased slightly for the three months ended March 31, 2007, from the same period in 2006. In addition, the Agency MBS portfolio’s net interest spread decreased slightly for the three months ended March 31, 2007, from the same period in 2006, primarily due to increases in the average one-month LIBOR.
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
     The table below reflects the net economic impact of our Agency MBS portfolio for the three months ended March 31, 2007 (dollars in thousands):

Net interest income	$221
Gain on mark to market of mortgage assets	97
Other loss (forward sales)	(148)

Total	$170

Dividends
     We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. We intend to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.
Taxable Income
     Taxable income (loss) for the three months ended March 31, 2007, is approximately $(114,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

     The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2007 (dollars in thousands):

Net income	$863
Add (deduct) differences:
Mark to market of mortgage assets	(7)
Sale of mortgage securities	(18)
Mark to market of freestanding derivatives	388
Net income in subsidiaries not consolidated for tax purposes — net	(1,255)
Other	(85)

Estimated taxable income (loss)	$(114)

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
     We have exposure to market-driven liquidity events due to our use of short-term financing using Repurchase Agreements. If a significant decline in the borrowing value of our investment portfolio should occur, our available liquidity from existing sources and ability to access additional sources of credit could be reduced. As a result of such a reduction in liquidity, we may be forced to sell certain investments. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses. As of March 31, 2007, we had $10 million of committed repurchase lines of credit, which were not fully utilized, available for financing our subordinate MBS portfolio. In addition, as of March 31, 2007, we had $185 million outstanding under uncommitted repurchase lines of credit. We may seek to establish additional committed and uncommitted lines of credit in the future.
     Our cash and cash equivalents as of March 31, 2007 increased by $2.3 million from December 31, 2006. This increase is due to principal and interest payments received on MBS, as well as proceeds from the sale of various securities.
     We have a master repurchase agreement with an outside lending institution for up to $200 million. This facility is structured primarily for the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, we will pay interest to the lending institution, based on one-month LIBOR plus an interest rate margin, plus various facility fees. We are required to maintain $5.0 million of cash and cash equivalents on hand at all times and a minimum level of tangible net worth, as defined. In addition, we are required to meet certain monthly net income requirements, as defined. As of March 31, 2007, this facility has not been utilized as the current interest rate environment has significantly reduced the potential interest income we can earn on these loans in excess of the interest expense incurred on the financing.
     We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.
Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of March 31, 2007, we have sold five securities into the warehousing facility with total sales proceeds of $5.7 million. If we do not form and issue a collateralized debt obligation within a contractual timeframe, the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. The term of the warehouse agreement as of March 31, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.
     We have forward commitments to sell mortgage-backed securities. As of March 31, 2007, we had a commitment to sell $103 million of Agency MBS in April 2007. The excess of the futures sales price over the market value of the securities as of March 31, 2007, is approximately $281,000, which is recorded in other assets.
     We have interest rate caps to manage adverse changes in floating interest rates of our debt instruments. At March 31, 2007, we had two interest rate caps indexed to one-month LIBOR with a total notional amount of $60 million.
     As of March 31, 2007, we retained the credit risk on $3.1 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative Disclosure About Market Risk
     We believe our quantitative risk has not materially changed from our disclosure under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.
Qualitative Disclosure About Market Risk
     Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide market risk into the four following areas: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect our assets and maintain the dividend policy.
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
     Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past year, the domestic residential housing market has experienced significant weakness in certain geographic areas due to a combination of excess housing inventory, rising interest rates and tightened mortgage lending standards. Consequently, the mortgage loans collateralizing our securities have experienced increased delinquency rates, although to-date credit losses have remained minimal. Should housing prices remain depressed and expand to other geographic areas we would expect delinquencies and credit losses to increase.
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
Mortgage Loan Portfolio
     We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with all of our portfolios, pre-purchase due diligence and ongoing surveillance is performed. To the extent the individual mortgage loans are in a CMO, we are not able to selectively sell these mortgage loans. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on at least a quarterly basis.
     Losses allocated to our retained subordinate bonds for the three months ended March 31, 2007 and 2006 were nominal. The loan loss allowance as of March 31, 2007 totaled $0.3 million.
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
      During the first quarter of 2007, benchmark spreads on non-investment grade subordinate bonds collateralized by prime-quality mortgage loans widened approximately 1.00%, thereby, causing the portfolio value to decline approximately $9.6 million from December 31, 2006, or about 4.25% of the par value of our Subordinate MBS portfolio of $225.8 million. This widening occurred due to several potential factors: weakening residential housing markets, increasing delinquency rates, decreased demand from Collateralized Debt Obligation issuers and investment managers. We believe these recent changes in spreads will need some time to pass in order to be evaluated.
     The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	March 31, 2007				December 31, 2006
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%
Current	$40,988,352	99.1%	91,183	99.2%	$46,111,855	99.4%	85,783	99.4%
30-59 days delinquent	259,772	0.6%	498	0.5%	189,117	0.4%	361	0.5%
60-89 days delinquent	34,366	0.1%	64	0.1%	36,315	0.1%	67	0.1%
90+ days delinquent	29,896	0.1%	50	0.1%	20,779	0.1%	44	—
Foreclosure	26,082	0.1%	64	0.1%	18,208	—	44	—
Real Estate Owned	6,000	—	11	—	3,441	—	6	—

     We had nominal losses allocated to our Subordinate MBS portfolio for the three months ended March 31, 2007 and 2006.
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
Mortgage Loan Portfolio
     A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage Loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of March 31, 2007, one bond from the 2000-A securitization is financed via a $0.7 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.
Subordinate MBS Portfolio
     Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other than temporary would be charged to income. Determination of market value is established through internally generated valuations.
Agency MBS Portfolio
     Securities in our Agency MBS portfolio are generally classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sales committments. Agency securities classified as held to maturity are reported at amortized cost.
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
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Hanover, its Chief Executive Officer, and its former Chief Financial Officer, J. Holly Loux, entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), dated April 24, 2007 and effective May 3, 2007, resolving to the satisfaction of all parties, the previously pending litigation in the action entitled Loux v. Hanover Capital Mortgage Holdings, Inc., Civil Action No.06-0122 (KSM). The details of this employment-related dispute were previously disclosed in a Form 8-K filing by the Company on June 28, 2006. All parties to the Settlement Agreement have agreed to keep the terms of the Settlement Agreement confidential, subject to some limited exceptions therein. The Company has recognized approximately $500,000 in expenses related to this settlement, taking into account any available insurance, in the quarter ended March 31, 2007.
     From time to time, we are involved in litigation incidental to the conduct of our business. Except for the discussion of the Loux matter noted above, we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10-K, as filed with the SEC on March 16, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the first quarter of 2007 are listed in the following table.

	Total			Maximum Number of
	Number	Average	Total Number of Shares	Shares That May Yet be
	of Shares	Price Paid	Purchased as Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans or Programs	Plans or Programs
1/1/07-1/31/07(1)	75,500	$5.03	75,500	1,661,400
2/1/07-2/28/07(1)	60,700	$5.20	60,700	1,600,700
3/1/07-3/31/07(1)	57,900	$4.56	57,900	1,542,800

(1)	On March 21, 2006, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired.
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

Dated: May 10, 2007

By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 10, 2007

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2(1)	Bylaws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust
4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.
4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005
4.9(19)	Form of Floating Rate TRUPS(R) Certificate issued November 4, 2005
10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.10.2 (25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.
10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2. (25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

Exhibit	Description
10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.
10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.
10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.
10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

Exhibit	Description
10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004
10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004
10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005
10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005
10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005
10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank
10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company
10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited
10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main Company
10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.
10.38.7 (25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007
16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004
31.1(26)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (26)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (27)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Filed herewith.

(27)	Furnished herewith.