Form 10-Q
period 2007-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2007-08-20
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The registrant had 8,063,962 shares of common stock outstanding as of August 16, 2007.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Six Months Ended June 30, 2007

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Cash and cash equivalents	$15,409	$13,982
Accrued interest receivable	1,606	1,652
Mortgage loans
Collateral for CMOs	6,889	9,736
Mortgage securities ($241,291 and $254,482 pledged under Repurchase Agreements as of June 30, 2007 and December 31, 2006, respectively)
Trading	94,846	105,104
Available for sale	142,591	154,599
Held to maturity	5,461	6,254

	242,898	265,957
Other subordinate security, held to maturity	2,784	2,757
Equity investments in unconsolidated affiliates	1,454	1,399
Other assets	4,016	6,237
Assets of discontinued operations	—	2,549

	$275,056	$304,269

Liabilities
Repurchase agreements	$183,663	$193,247
Collateralized mortgage obligations (CMOs)	4,609	7,384
Dividends payable	—	1,236
Accounts payable, accrued expenses and other liabilities	2,699	2,757
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239
Liabilities of discontinued operations	—	823

	232,210	246,686

Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,063,962 and 8,233,062 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	80	82
Additional paid-in capital	101,708	102,598
Cumulative earnings (loss)	(1,855)	8,699
Cumulative distributions	(57,385)	(56,173)
Accumulated other comprehensive income	298	2,377

	42,846	57,583

	$275,056	$304,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Interest income	$6,488	$5,623	$13,120	$10,959
Interest expense	3,748	3,140	7,607	5,981

Net interest income before loan loss provision	2,740	2,483	5,513	4,978
Loan loss provision	—	—	—	—

Net interest income	2,740	2,483	5,513	4,978
Gain on sale of mortgage assets	3	734	194	625
Loss on mark to market of mortgage assets	(14,481)	(1,118)	(14,624)	(2,319)
Gain on freestanding derivatives	2,468	675	2,301	1,321
Technology	200	979	716	1,900
Loan brokering and advisory services	—	—	157	105
Other income (loss)	(67)	(39)	(108)	(88)

Total revenues	(9,137)	3,714	(5,851)	6,522

Expenses
Personnel	1,050	1,043	2,129	2,249
Legal and professional	358	635	958	1,529
General and administrative	274	293	1,020	622
Depreciation and amortization	157	178	307	350
Occupancy	78	71	153	142
Technology	112	419	309	735
Other	294	238	600	565

Total expenses	2,323	2,877	5,476	6,192

Operating income (loss)	(11,460)	837	(11,327)	330
Equity in income of unconsolidated affiliates	28	28	55	55
Minority interest in loss of consolidated affiliate	—	—	—	(5)

Income (loss) from continuing operations before income tax provision (benefit)	(11,432)	865	(11,272)	390
Income tax provision (benefit)	—	—	—	(12)

Income (loss) from continuing operations	(11,432)	865	(11,272)	402

Discontinued Operations
Income (loss) from discontinued operations before gain on sale and income tax provision	15	(12)	(628)	(246)
Gain on sale of discontinued operations	—	—	1,346	—
Income tax provision from discontinued operations	—	—	—	—

Income (loss) from discontinued operations	15	(12)	718	(246)

Net Income (loss)	$(11,417)	$853	$(10,554)	$156

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(1.42)	$0.10	$(1.40)	$0.05
Income (loss) from discontinued operations	0.00	0.00	0.09	(0.03)

Net income (loss) per common share – Basic	$(1.42)	$0.10	$(1.31)	$0.02

Net income (loss) per common share – Diluted
Income (loss) from continuing operations	$(1.42)	$0.10	$(1.40)	$0.05
Income (loss) from discontinued operations	0.00	0.00	0.09	(0.03)

Net income (loss) per common share – Diluted	$(1.42)	$0.10	$(1.31)	$0.02

Weighted average shares outstanding — Basic	8,028,008	8,405,341	8,070,768	8,447,876
Weighted average shares outstanding — Diluted	8,028,008	8,411,299	8,070,768	8,455,157
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Net income (loss)	$(10,554)	$156
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized (loss) gain on mortgage securities classified as available-for-sale	(13,500)	4,574
Reclassification adjustment for net (loss) gain included in net income	(384)	1,709
Reclassification adjustment for impairment expense included in net income	11,805	—

Other comprehensive income (loss)	(2,079)	6,283

Comprehensive income (loss)	$(12,633)	$6,439

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Cumulative	Cumulative	Comprehensive
	Shares	Amount	Capital	Earnings (Loss)	Distributions	Income	Total
Balance December 31, 2006	8,233,062	$82	$102,598	$8,699	$(56,173)	$2,377	$57,583
Amortization of deferred stock grant to key employees	—	—	69	—	—	—	69
Issuance of stock to key employees	29,000	—	—	—	—	—	—
Repurchase of common stock	(194,100)	(2)	(958)	—	—	—	(960)
Forfeiture of unvested restricted stock	(4,000)	—	(1)	—	—	—	(1)
Net income (loss)	—	—	—	(10,554)	—	—	(10,554)
Dividends declared	—	—	—	—	(1,212)	—	(1,212)
Other comprehensive income (loss)	—	—	—	—	—	(2,079)	(2,079)

Balance June 30, 2007	8,063,962	$80	$101,708	$(1,855)	$(57,385)	$298	$42,846

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Income (loss) from continuing operations	$(11,272)	$402
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	307	350
Stock-based compensation	25	18
Accretion of net discount	(3,235)	(2,674)
Loss recognized from mark to market of mortgage assets	14,624	2,319
Undistributed earnings of unconsolidated affiliates — net	(55)	(55)
Minority interest in earnings (loss) of consolidated affiliate	—	(5)
Gain on sale of mortgage assets	(194)	(625)
Loss on disposition of real estate owned	47	65
Gain on mortgage loans paid in full	(72)	—
Purchase of mortgage securities classified as trading	—	(77,023)
Principal collections on mortgage securities classified as trading	7,932	5,338
Proceeds from sale of mortgage securities classified as trading	—	45,860
Proceeds from sale of mortgage loans classified as held for sale	—	9,418
Principal collections on mortgage loans classified as held for sale	—	771
Decrease (increase) in accrued interest receivable	46	(290)
Decrease (increase) in other assets	1,092	(1,832)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(139)	656

Net cash provided by (used in) operating activities of continuing operations	9,106	(17,307)

Net cash provided by operating activities of discontinued operations	1,112	650

Investing Activities
Purchase of mortgage securities classified as available for sale	(10,713)	(48,928)
Principal collections on mortgage securities classified as available for sale	736	656
Principal collections on mortgage securities classified as held to maturity	722	1,013
Principal collections on CMO collateral	2,933	2,263
Proceeds from sale of mortgage securities classified as available for sale	11,398	13,841
Proceeds from disposition of real estate owned	525	795
Cash paid for acquisitions	—	(118)

Net cash provided by (used in) investing activities of continuing operations	5,601	(30,478)

Proceeds from the sale of HCP	1,375	—

Financing Activities
(Decrease) increase in borrowings using repurchase agreements	(9,584)	37,331
Payments on CMOs	(2,775)	(2,098)
Payment of dividends	(2,448)	(3,806)
Repurchase of common stock	(960)	(787)

Net cash (used in) provided by financing activities of continuing operations	(15,767)	30,640

Net increase (decrease) in cash and cash equivalents	1,427	(16,495)
Cash and cash equivalents at beginning of period	13,982	30,492

Cash and cash equivalents at end of period	$15,409	$13,997

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Hanover Capital Mortgage Holdings, Inc. (“Hanover” or the “Company”) is a specialty finance company whose principal business is to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. Hanover avoids investments in sub-prime loans or securities collateralized by sub-prime loans. Generally, the Company leverages its purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities on a 30 day revolving basis (“Repurchase Agreement”). Hanover conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes. Hanover has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). When we refer to the “Company”, we mean Hanover together with its consolidated subsidiaries.
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
     The Company’s principal executive offices are located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. The Company also maintains an office at 55 Broadway, Suite 3007, New York, NY 10006.
     As further discussed in Note 16, the Company entered into a Master Repurchase Agreement (as defined below) on August 10, 2007. Although the Company has estimated that it has sufficient liquidity to continue its operations in excess of one year from the date of this filing, management of the Company, due to the reductions in cash flows inherent in the new master repurchase agreement, does not predict positive cash flow from operations at its current level of capital. Additional capital is required to generate positive cash flow. The Company has been in discussions with potential investors. Additional sources of capital are required for the Company to continue operations in the long-term.
     Further, as of August 15, 2007, the Company’s position in Agency MBS, classified as trading and held primarily to meet compliance with the Investment Company Act of 1940, has been sold. The sales were necessary in order to generate liquidity and close existing borrowing positions with lenders that was a condition of the establishment of the new Master Repurchase Agreement.
     The Company expects to reestablish the required agency position as soon as practicable, or establish compliance with the purchase of prime mortgage loans under its existing $200 million Master Repurchase Agreement discussed in Note 8. Although the Company expects to maintain compliance using these available options, should lenders refuse or become unable to loan to the Company sufficient amounts to purchase Agency MBS or prime mortgage loans to meet compliance requirements the consequences may result in the Company’s being deemed an investment company. This could have material adverse consequences on how the Company conducts its business, including among other things, limiting the Company’s ability to use borrowings.
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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Elimination of Segment Report
     For the year ended December 31, 2006 and prior periods, the Company reported results of operations for three segments; Hanover, HCP and HT. As a result of the sale of HCP and the significant decrease in the operations of HT in 2006 and the beginning of 2007, the Company now has only one segment.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable for new or modified financial instruments and is effective for fiscal years beginning after September 15, 2006. The Company adopted this pronouncement as of January 1, 2007 and it did not have a significant impact on the Company’s financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s management is currently evaluating the potential impact of this pronouncement and does not believe the adoption will have a significant impact on the Company’s consolidated financial statements.
3. Sale of HCP – Discontinued Operations
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

$(225)

     The total purchase price of $1,375,000 represented a premium of $1,600,000 over the net book value of the assets sold and liabilities assumed of ($225,000). The Company recognized a gain on the sale of approximately $1,346,000, after deducting certain transaction fees and the write-off of intangible assets. The Company retained approximately $2,051,000 of accounts receivables and other receivables of HCP at the date of the sale.
     As a result of the sale, the Company will no longer perform due diligence activities for third parties. The Company does not have any continuing involvement in HCP, nor does the Company have a direct financial ownership investment in HCP. The Company performed certain services to assist Buyer with the transition of the business. These services terminated on May 11, 2007.
     In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the related financial information for HCP is reported as discontinued operations for all periods presented.
     The following is a summary of the results of operations of the discontinued operations of the HCP business (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (1)	2006	2007(1)	2006
Revenues	$34	$2,795	$449	$5,707
Gain on sale of HCP	—	—	1,346	—
Operating expenses	19	2,807	1,077	5,953

Income (loss) from discontinued operations before income tax provision	15	(12)	718	(246)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	$15	$(12)	$718	$(246)

(1)	Inclusive of normal operations up to January 12, 2007, and activities incidental to concluding the sale subsequent to January 12, 2007.
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

The components of the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(11,432)	$865	$(11,272)	$402

Weighted-average common shares outstanding (denominator)	8,028,008	8,405,341	8,070,768	8,447,876

Basic earnings (loss) per share	$(1.42)	$0.10	$(1.40)	$0.05

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(11,432)	$865	$(11,272)	$402

Weighted-average common shares outstanding	8,028,008	8,405,341	8,070,768	8,447,876

Add: Incremental common shares from assumed conversion of stock options	—	5,958	—	7,281

Diluted weighted-average common shares outstanding (denominator)	8,028,008	8,411,299	8,070,768	8,455,157

Diluted earnings (loss) per share	$(1.42)	$0.10	$(1.40)	$0.05

     The calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2007, does not include 252,574 and 238,934, respectively, potential common shares that were anti-dilutive. The calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2006, does not include 270,324 and 268,324, respectively, potential common shares that were anti-dilutive.
5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	June 30, 2007			December 31, 2006
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$1,537	$5,675	$7,212	$1,932	$8,217	$10,149
Net (discount) and deferred financing costs	(27)	(98)	(125)	(26)	(113)	(139)
Loan loss allowance	(42)	(156)	(198)	(52)	(222)	(274)

Carrying value	$1,468	$5,421	$6,889	$1,854	$7,882	$9,736

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$270	$284	$274	$284
Loan loss provision	—	—	—	—
Charge-offs	—	—	(4)	—
Mortgage loans paid in full	(72)	—	(72)	—

Balance, end of period	$198	$284	$198	$284

6. Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	June 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$98,547	$—	$98,547	$106,479	$—	$106,479
Net (discount)	(2,127)	—	(2,127)	(2,251)	—	(2,251)

Amortized cost	96,420	—	96,420	104,228	—	104,228
Gross unrealized gain	209	—	209	1,672	—	1,672
Gross unrealized loss	(1,783)	—	(1,783)	(796)	—	(796)

Carrying value	$94,846	$—	$94,846	$105,104	$—	$105,104

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	June 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$225,819	$3,042	$228,861	$221,756	$8,995	$230,751
Impairment recognized	(12,528)	(46)	(12,574)	(743)	—	(743)
Net (discount)	(72,605)	(1,389)	(73,994)	(74,073)	(3,713)	(77,786)

Amortized cost	140,686	1,607	142,293	146,940	5,282	152,222
Gross unrealized gain	298	—	298	3,710	9	3,719
Gross unrealized loss	—	—	—	(1,272)	(70)	(1,342)

Carrying value	$140,984	$1,607	$142,591	$149,378	$5,221	$154,599

     Historically gross unrealized loss have been recognized as gross unrealized loss in mortgage securities classified as available for sale and included in other comprehensive income because such losses were not considered other-than-temporary. However, as of June 30, 2007, these losses are considered by management of the Company to be other-than-temporary impairments. Although these declines appear to be attributable to increases in market interest rates and credit spreads and not from changes in the loss or prepayment assumptions affecting cash flows, the turmoil in the industry appears to be much greater than the normal cyclical swings. Management of the Company is unable to predict when a recovery will occur and the level of recovery. As a result, the Company recorded the difference between the adjusted cost basis and the fair value at June 30, 2007, determined on a security by security basis, as impairment expense for the six months ended June 30, 2007.
Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	June 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$5,123	$—	$5,123	$—	$5,845	$5,845
Net premium	338	—	338	—	409	409

Amortized cost	5,461	—	5,461	—	6,254	6,254
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$5,461	$—	$5,461	$—	$6,254	$6,254

Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	June 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount)	—	(1,028)	(1,028)	—	(1,055)	(1,055)

Amortized cost	—	2,784	2,784	—	2,757	2,757
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,784	$2,784	$—	$2,757	$2,757

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006
Fixed-Rate Agency Mortgage-Backed Securities	$94,846	$105,104	$—	$—	$5,461	$6,254
Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	37,288	40,515	—	—
Fixed-Rate Other Subordinate Security	—	—	—	—	2,784	2,757
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	105,303	114,084	—	—

Carrying value of mortgage and other subordinate securities	$94,846	$105,104	$142,591	$154,599	$8,245	$9,011

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	June 30, 2007	December 31, 2006
Prepaid expenses and other assets	$1,646	$2,837
Deferred financing cost	1,912	2,154
Capitalized software, net	343	458
Real Estate Owned	115	788

	$4,016	$6,237

8. Repurchase Agreements and Other Liabilities
     Information pertaining to individual Repurchase Agreement lenders as of June 30, 2007 is as follows (dollars in thousands):

	Committed	December 31,		June 30,	Carrying Value
	Borrowing	2006	Net	2007	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral
Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans

Lender B	10,000	8,427	(3,061)	5,366	10,170	Retained CMO Securities, Mortgage Securities
Lender B	—	6,782	(779)	6,003	11,082	Mortgage Securities
Lender C	—	12,523	(1,596)	10,927	18,445	Mortgage Securities
Lender D	—	3,803	172	3,975	7,609	Mortgage Securities
Lender E	—	112,388	(12,127)	100,261	107,949	Mortgage Securities
Lender F	—	15,964	(414)	15,550	22,347	Mortgage Securities
Lender G	—	5,646	(214)	5,432	9,310	Mortgage Securities
Lender H	—	761	(13)	748	1,247	Mortgage Securities
Lender I	—	668	(93)	575	1,064	Mortgage Securities
Lender J	—	12,193	(1,317)	10,876	16,801	Mortgage Securities
Lender K	—	11,583	10,409	21,992	33,209	Mortgage Securities
Lender L	—	104	(67)	37	150	Mortgage Securities
Lender M	—	2,405	(484)	1,921	2,872	Mortgage Securities

Total		$193,247	$(9,584)	$183,663	$242,255

     As of June 30, 2007, the weighted-average borrowing rate on the Company’s Repurchase Agreements was 5.86%.
     As of June 30, 2007, the $183.7 million of repurchase financing under the Company’s Repurchase Agreements consisted of $86.8 million collateralized with Subordinate MBS and $96.9 million collateralized with Agency MBS.
     On June 22, 2006, the Company entered into a master repurchase agreement with Lender A for up to $200 million (the “Agreement”). The Company will utilize the facility primarily for financing the purchase of prime residential whole mortgage loans. Pursuant to the terms of the Agreement, the Company will pay interest to Lender A, based on the one-month London Interbank Offered Rate Index (“LIBOR”) plus an interest rate margin tied to a formula for each tranche of mortgage loans financed, plus various facility fees. The Company is required to maintain $5.0 million of cash and cash equivalents on hand at all times and a minimum level of tangible net worth, as defined in the Agreement. In addition, the Company is required to meet certain monthly net income requirements, as defined in the Agreement. The facility established by the Agreement will expire on June 22, 2011.
     The committed borrowing amount for Lender B was renewed in July 2007 for a committed borrowing amount of $20 million and a term of one year.
     All of the Company’s other Repurchase Agreements, including the uncommitted amounts with Lender B, are pursuant to uncommitted repurchase financing arrangements that are typically renewed monthly.
     In connection with the two committed borrowing facilities, the Company is required to maintain certain levels of cash and cash equivalents, tangible net worth, debt to tangible net worth and profitability. The Company is in compliance with these requirements as of June 30, 2007.
     On August 10, 2007, the Company entered into a one-year fixed-rate financing facility for the full amount of the then outstanding repurchase agreement balances of approximately $81 million and repaid substantially all of the repurchase agreements. See Note 16 for additional information.
9. Derivative Instruments
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.

     Forward contracts are used to economically hedge the Company’s asset position in whole-pool Fannie Mae and Freddie Mac mortgage-backed securities.
     As of June 30, 2007, the fair value of Hanover’s interest rate caps was approximately $11,000 and the fair value of our forward sales contracts was an asset of approximately $261,000.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mark to market and settlements on forward contracts	$2,464	$668	$2,316	$1,302
Mark to market on interest rate caps	4	7	(15)	19

Net gain on freestanding derivatives	$2,468	$675	$2,301	$1,321

10. Income Taxes
     Taxable income for the six months ended June 30, 2007 is approximately $2,929,000. Taxable income differs from net income (loss) because of timing differences (refers to the period in which elements of net income (loss) can be included in taxable income) and permanent differences (refers to an element of net income (loss) that must be included or excluded from taxable income).
     The following table reconciles net income (loss) to estimated taxable income for the six months ended June 30, 2007 (dollars in thousands):

Net income (loss)	$(10,554)
Add (deduct) differences:
Mark to market of mortgage assets	14,450
Sale of mortgage securities	(92)
Mark to market of freestanding derivatives	404
Net income in subsidiaries not consolidated for tax purposes — net	(1,235)
Other	(44)

Estimated taxable income	$2,929

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
     The following is a summary of trust preferred securities outstanding as of June 30, 2007:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of June 30, 2007	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005

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
12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Six Months
	Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$28

Interest	$7,086	$5,909

13. Repurchase of Equity Securities
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company expects to fund the repurchase program using the Company’s available cash resources. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired. For the six months ended June 30, 2007, the Company repurchased 194,100 shares at an average price of $4.94 per share.
14. Stock Based Compensation
     As part of the sale of the due diligence division, the vesting requirements for common stock previously issued to two employees who were separated from the Company were eliminated. The Company recorded approximately $43,000 of compensation expense for the three months ended March 31, 2007 to reflect this change in vesting requirement.
     On March 15, 2007, the Company issued 29,000 shares of common stock to certain employees of the Company. The shares were issued pursuant to the 1997 Executive and Non-Employee Director Stock Option Plan (the “1997 Stock Plan”) and vest over a five-year period. The grants have a total award value of approximately $123,000, which will be amortized to personnel expense on a straight-line basis over the vesting period.
     In May 2007, the Company granted an option to purchase 2,000 shares of its common stock to one of the Company’s independent directors, upon his re-election to the Board of Directors and in accordance with the terms of the Company’s 1997 Stock Plan. This option is immediately exercisable and has a term of ten years. The exercise price of the option equals the closing price of the Company’s stock on the date of the grant. In the period the option was granted, the Company recorded compensation cost of approximately $1,000, which represents the fair market value of the option as estimated using the Black-Scholes option pricing model.

15. Commitments and Contingencies
     On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will allow the Company to acquire a diversified portfolio of mezzanine level, investment grade, asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of June 30, 2007, the Company has sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If the Company does not form and issue a collateralized debt obligation (no definate time frame is set), the warehouse agreement will expire and the Company will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry in the first half of 2007 and the lack of excess available funds, management of the Company doubts it can successfully issue the collateralized debt obligation in the short-term. As a result, the Company has recorded an expense of $142,000 for the six months ended June 30, 2007 for the estimated cost of closing this facility. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of June 30, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.
16. Subsequent Events
     Through August 9, 2007, the Company’s lenders were regularly requiring the Company to repay a portion of amounts borrowed under its repurchase agreements with respect to its portfolio of Subordinate MBS. These repayment requirements arose from decreases in prices of the Company’s Subordinate MBS used by the lenders to determine the amounts to be financed and were due to weakening market conditions for Hanover’s portfolio of securities and decreases in borrowing percentages from certain lenders. Although no lenders terminated their repurchase agreement facilities, these repayments were a significant drain on the Company’s available cash. The increasing frequency and amount of required repayments posed a threat to the Company’s ability to maintain its portfolio of Subordinate MBS.
     On August 10, 2007, the Company entered into a Master Repurchase Agreement (the “Master Agreement”) and related Annex I thereto (“Annex I” and, together with the “Master Agreement,” the “MRA”) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (“Ramius”), in connection with a repurchase transaction with respect to its portfolio of Subordinate MBS (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The term of the MRA is one (1) year and contains no margin or call features. The MRA replaces substantially all of the Company’s outstanding repurchase agreements, both committed and non-committed, which previously financed the Company’s Subordinate MBS. However, while paid in full, the Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and the Company dated March 27, 2000, as amended, remains in place, as does the Company’s Master Repurchase Agreement dated June 22, 2006, by and among the Company and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.
     Pursuant to the MRA, the Company will pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the MRA, a premium payment at the termination of the MRA and an agreement to issue 600,000 shares of the Company’s common stock (equal to approximately 7.4% of the Company’s outstanding equity) upon the approval of such shares for listing on the American Stock Exchange together with certain registration rights.
     If the Company defaults under the MRA, Ramius has customary remedies, including demanding that all assets be repurchased by the Company and retaining and/or selling the assets.
     Under the terms of the MRA, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is further defined as the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.

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
     For the three months ended June 30, 2007, we recognized a net loss of $11.4 million compared to net income of $0.9 million for the same period of 2006. This decrease is primarily due to impairment expense of $11.8 million for other than temporary declines in fair value of the Company’s Subordinate MBS portfolio and a reduction in gains from sales of our Subordinate MBS, partially offset by an increase in net interest income on our Subordinate MBS.

     For the six months ended June 30, 2007, we recognized a net loss of $10.6 million compared to the net income of $0.2 million for the same period of 2006. This decrease is primarily due to impairment expense of $11.8 million for other than temporary declines in fair value of our Subordinate MBS portfolio, a reduction in gains from sales of our subordinate MBS, and a $0.5 million legal settlement, partially offset by increased net interest income of $0.9 million on our Subordinate MBS portfolio and a gain on sale of $1.3 million of our HCP business. The gain on the sale of our HCP business is included in income from discontinued operations.
Description of Business
     Core business
     Our principal business is to generate net interest income by investing in Subordinate MBS, collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. Our primary strategy is to purchase the junior tranches of prime residential mortgage securitizations, which are exposed to the first credit losses of the underlying loan pool (“non-investment grade” or “first loss” tranches), and generally represent under 1% of the total principal balance of all loans in the pool. These investments are purchased at a discount to par value. The collateral underlying the securitizations in which we invest is comprised of prime, jumbo single-family mortgage loans that are usually conforming, except for loan size.
     The following exhibit provides an illustration of a typical securitization structure, with hypothetical amounts and identification of our primary investment focus:
     We attempt to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities on a 30-day revolving basis (“Repurchase Agreements”). The borrowings under the Repurchase Agreements are generally at 50 to 97 percent of the security’s fair market value, depending on the security, and are adjusted to market value each month as the Repurchase Agreements are re-established.
     Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under repurchase agreements or through the creation of collateralized mortgage obligations, “CMOs”.
     We also maintain a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, “Agency MBS”, primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and we do not deal directly with consumers. On occasion, we receive income from real estate investment management services that can include asset management and administrative services.

     Non-Core Business
     In line with our strategy to focus on our portfolio operations, we reduced the technology and loan sale advisory (“LSA”) operations that were conducted through HT in 2006, and completed the sale of our due diligence operations in 2007.
     HT currently earns revenues from two existing customer contracts through its technology operations. Previously, HT marketed its web-based proprietary software applications to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. It earned licensing and related servicing fees from its proprietary software applications to government agencies and financial institutions involved in trading and/or originating residential mortgage loans. Through its Servicing Source division, which was sold in December of 2006, HT also licensed and used applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients. HT no longer actively markets its technology to new clients.
     The LSA operation provided brokerage, asset valuation and consulting services. The brokerage service integrated varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. The LSA operation also performed market price valuations for a variety of loan portfolios and offered consulting advice on marketing strategies for those portfolios. The LSA operation was suspended in May of 2006.
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
Current Market Conditions and Material Events Subsequent to June 30, 2007
     As a result of the increase in the credit spreads and interest rates and the overall uncertainties in the mortgage industry during the first six months of 2007, the prices for our Subordinate MBS have decreased.
     Although we do not invest in subprime mortgages or mortgage-backed securities collateralized by subprime mortgages, we have been impacted by the general decline in the market value of all residential mortgage assets due to the significant losses in the subprime sector of the residential mortgage industry that began to occur in the first half of 2007 and has progressively worsened. The losses seem to be due to underwriting deficiencies, increases in interest rates on adjustable rate mortgages, and declining housing prices. These losses and the corresponding fervor of information reported through the media have caused the credit spreads (yield for credit risk) to increase for the industry as a whole and have caused overall investor demand for mortgage-backed securities to decrease.
     The lower estimated fair values of our portfolio and the recent turmoil in the mortgage markets related to quality issues of loans in the subprime mortgage and mortgage securities markets have negatively impacted the amounts at which we can borrow to finance our portfolio of securities collateralized by prime mortgages. This spill-over affect has caused a reduction in the amount we can borrow to finance our portfolio. As lenders use more recent declining prices to value the securities financed, we are required to reduce with cash the amounts we have borrowed. In some cases, lenders have called for deposits of cash (“margin calls”) after an evaluation of recent fair value changes and before the maturity date of our Repurchase Agreement with them, which is usually 30 days from the origination or last roll.
     For the six months ended June 30, 2007 and through August 9, 2007, our lenders were regularly requiring us to repay a portion of amounts borrowed under our repurchase agreements. Although no lenders terminated their repurchase agreements, these repayments were a significant drain on our available cash. The increasing frequency and amount of required repayments was a threat to our ability to maintain our portfolio of Subordinate MBS. As a result, on August 10, 2007, we entered into a one-year fixed-rate financing facility for the full amount of the then outstanding repurchase agreement balances of approximately $81 million and we repaid substantially all of the outstanding repurchase agreements. (see Liquidity and Capital Resoures elsewhere in this Form 10Q)

     To date, we have incurred a relatively small amount of actual losses on the underlying mortgage loans in our Subordinate MBS portfolio. Although we have seen some increases in the level of losses for the six months ended June 30, 2007, compared to our historical experience, these losses are minor in comparison to the corresponding reserve. Our Subordinate MBS are purchased at a discount to par value, and a portion of this discount is an implied reserve for losses on the underlying mortgage loans. To the extent the timing and amount of actual losses approximate or are less than the implied losses in the purchase discount, there will not be a reduction in estimated cash flows or yield, and the long-term economic value of the bonds will not be impaired.
     As described above, the decline in the estimated fair value of our portfolio has been significantly impacted by industry factors not directly attributable to the prime mortgage backed securities in which we invest. Although we believe that the markets will eventually stabilize and return to ratios we have traditionally experienced, the turmoil in the industry appears to be much greater than the normal cyclical swings. We are unable to predict when a recovery will occur and the level of the recovery. As a result, we determined the decline in the fair value of our Subordinate MBS portfolio was other than temporary and recorded impairment expense of $11.8 million for the six months ended June 30, 2007. This amount represents the difference between the adjusted cost basis and the fair value at June 30, 2007, determined on a security by security basis.
     The Company entered into a master repurchase agreement on August 10, 2007. Although the Company has estimated that it has sufficient liquidity to continue its operations in excess of one year from the date of filing this Form 10-Q, management of the Company, due to the reductions in cash flows inherent in the new master repurchase agreement, does not predict positive cash flow from operations at its current level of capital. Additional capital is required to generate positive cash flow. The Company has been in discussions with potential investors. Additional sources of capital are required for the Company to continue operations in the long-term.
     Further, as of August 15, 2007, our position in Agency MBS, classified as trading and held primarily to meet compliance with the Investment Company Act of 1940, has been sold. The sales were necessary in order to generate liquidity and close existing borrowing positions with lenders, which was a condition of the establishment of the new Master Repurchase Agreement.
     The Company expects to reestablish the required agency position as soon as practicable or establish compliance with the purchase of prime mortgage loans under its existing $200 million Master Repurchase Agreement. Although the Company expects to maintain compliance using these available options, should lenders refuse or become unable to loan to the Company sufficient amounts to purchase Agency MBS or prime mortgage loans to meet compliance requirements the consequences may result in the Company’s being deemed an investment company. This could have material adverse consequences on how the Company conducts its business, including among other things, limiting the Company’s ability to use borrowings.
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
     Amortization of Purchase Discounts on Mortgage Securities
     Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Estimates and judgments related to future levels of mortgage prepayments, mortgage default assumption rates and timing and amount of credit losses are critical to this determination. Mortgage prepayment expectations, default rate assumptions, and timing and amount of credit losses can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. We estimate mortgage prepayments, defaults and credit losses based on past experiences with specific investments within the portfolio and current market expectations for changes in the interest rate environment. Our estimates could vary widely from that ultimately experienced and, such variances could be material.

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
     Real Estate Owned
     We record our Real Estate Owned, “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the six months ended June 30, 2007, we have recorded approximately $174,000 of impairment expense related to REO based upon these estimated fair values.
     Same Party Transactions
     The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty “Same Party Transactions”. The majority of our financings of our Agency MBS and Subordinate MBS portfolios was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. We recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on our consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of operations.

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
     In July 2007, the FASB issued a proposed standard that provides guidance on the accounting treatment for Same Party Transactions. We are in the process of reviewing this proposed standard and are uncertain if changes will be made before the final guidance is issued. As such, we are unable to provide an assessment of the impact on our financial position, results of operations or cash flows. As of June 30, 2007, the carrying value of our Agency and Subordinate MBS portfolios subject to Same Party Transactions totaled approximately $232.2 million, or 96%, of the carrying value of our total Agency and Subordinate MBS portfolios. The corresponding amounts borrowed under repurchase agreements were approximately $179.3 million.
     Financial Condition
     The most significant changes in our balance sheet as of June 30, 2007, compared to December 31, 2006, are reflected in the net decrease of our investment portfolio and changes in related accounts including the increase in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of June 30, 2007 (dollars in thousands):

	Principal	Carrying
June 30, 2007	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$7,212	$6,889	$5,260	$1,629

Subordinate MBS:
Available for sale	228,861	142,591	86,097	56,494

Agency MBS:
Trading	98,547	94,846	91,726	3,120
Held to maturity	5,123	5,461	5,189	272

	103,670	100,307	96,915	3,392

Total	$339,743	$249,787	$188,272	$61,515

	Principal	Carrying
December 31, 2006	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$10,149	$9,736	$8,082	$1,654

Subordinate MBS:
Available for sale	230,751	154,599	89,959	64,640

Agency MBS:
Trading	106,479	105,104	102,590	2,514
Held to maturity	5,845	6,254	—	6,254

	112,324	111,358	102,590	8,768

Total	$353,224	$275,693	$200,631	$75,062

     Although we have a facility for $200 million of financing for mortgage loans, the interest rate environment has significantly reduced the potential interest income we could earn on these loans in excess of the interest expense incurred on the financing. When the interest rate environment improves we may invest in this portfolio type. As this portfolio type meets certain compliance needs related to exemption under the 40 Act, investment in this portfolio type will allow us to reduce or replace our investments in the Agency MBS portfolio.

     Our Subordinate MBS portfolio has decreased slightly in principal balance by $1.9 million and our net equity decreased by $8.1 million. The carrying value decreased due to increases in the interest rates and credit spreads that reduced the fair value of these securities during the six months ended June 30, 2007 by approximately $13.9 million.
     The Agency MBS classified as trading is held primarily to meet certain compliance needs related to exemption under the 40 Act and has remained relatively constant, with reductions due to principal pay downs. The Agency MBS classified as held to maturity was financed during June 2007 to provide additional liquidity.
     Our book value per common share as of June 30, 2007 was $5.31 compared to $6.99 as of December 31, 2006. The decrease in book value is primarily attributable to our net loss of $10.6 million and our other comprehensive loss of $2.1 million for the six months ended June 30, 2007 and our dividend for the first quarter of 2007 of $1.2 million.
Results of Operations
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended			Six Months Ended		2007
	June 30,		Favorable	June 30,		Favorable
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$121	$255	$(134)	$292	$654	$(362)
Interest expense	(93)	(194)	101	(231)	(401)	170

Net interest income	28	61	(33)	61	253	(192)
Mark to market	—	4	(4)	—	(18)	18
Gains (losses) on sales	—	94	(94)	—	94	(94)
Other	72	—	72	72	—	72
Loan loss reserve	—	—	—	—	—	—

Total	100	159	(59)	133	329	(196)
Subordinate MBS
Interest income	4,601	4,101	500	9,252	7,851	1,401
Interest expense	(1,432)	(1,324)	(108)	(2,900)	(2,408)	(492)

Net interest income	3,169	2,777	392	6,352	5,443	909
Gains (losses) on sale	3	640	(637)	194	640	(446)
Mark to market	(11,910)	(70)	(11,840)	(11,994)	(161)	(11,833)

Total	(8,738)	3,347	(12,085)	(5,448)	5,922	(11,370)
Agency MBS
Interest income	1,502	890	612	3,062	1,736	1,326
Interest expense	(1,310)	(709)	(601)	(2,649)	(1,346)	(1,303)

Net interest income	192	181	11	413	390	23
Gains (losses) on sale	—	—	—	—	(109)	109
Mark to market	(2,547)	(692)	(1,855)	(2,450)	(1,340)	(1,110)
Freestanding derivatives	2,464	668	1,796	2,316	1,302	1,014

Total	109	157	(48)	279	243	36
Other
Interest income	264	377	(113)	514	718	(204)
Interest expense	(913)	(913)	—	(1,827)	(1,826)	(1)

Net interest income	(649)	(536)	(113)	(1,313)	(1,108)	(205)
Mark to market	(24)	(360)	336	(180)	(800)	620
Freestanding derivatives	4	7	(3)	(15)	19	(34)
Technology and loan brokering and advisory services	200	979	(779)	873	2,005	(1,132)
Other	(139)	(39)	(100)	(180)	(88)	(92)

Total	(608)	51	(659)	(815)	28	(843)

Total	$(9,137)	$3,714	$(12,851)	$(5,851)	$6,522	$(12,373)

     Total income from our Mortgage Loan portfolio for the three and six months ended June 30, 2007, decreased compared to the same period of 2006 primarily due to a decrease in the level of collateral for CMOs and related financing in 2007 and the sale of all mortgage loans classified as held for sale during April of 2006.

     For our Subordinate MBS portfolio, the mark to market loss increased by $11.8 million for both the three and six months ended June 30, 2007 compared to the same periods of 2006. This increase in market loss, we have determined, is due to other than temporary declines in fair value as of June 30, 2007 that were recorded to impairment expense in June 2007. Similar declines in fair value were not experienced during 2006. For this same portfolio and related periods, net interest income increased for the three and six months ended June 30, 2007, compared to the same period of 2006 due to the significant increase in the size of this portfolio and, to a much lesser extent, increases in the interest rate for adjustable rate securities. Interest expense increased as we increased financings to correspond with the increase in the portfolio and increases in the average one-month LIBOR. During the first quarter of 2006, we were still investing the proceeds from our $20 million trust preferred securities offering in November 2005 and were not fully invested until the end of March 2006. We had gains on sales of securities of $0.2 million for the six months ended June 30, 2007, compared to sales of $0.6 million for the same period of 2006. We sold 18 and 2 securities during the first and second quarter of 2007, respectively, as part of a minor portfolio reorganization and anticipation of potential credit issues.
     Generally, our Agency MBS classified as trading are financed via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. In addition, the net revenue is positively impacted by the interest income generated from Agency MBS classified as held to maturity, which were not hedged through forward sales and were not financed for the majority of the first six months of 2007 and 2006.
     Other interest income includes interest earned from the other subordinate security and cash and cash equivalents.
     Other mark to market for the three and six months ended June 30, 2007 and 2006 represents a write-down of REO that was acquired in 2005 and is included in other assets. The local economy for a portion of these properties has had a significant downturn, which has depressed the value of these properties. We are actively trying to sell these properties through local real estate brokers with incentive commissions. However, a large number of other properties are listed for sale in the same geographic area, which has hampered our ability to sell these properties. At June 30, 2007, we have six remaining properties to be sold with a total carrying value of approximately $115,000.
     Technology and loan brokering and advisory services have decreased due to the suspension of the loan sale advisory operations in May of 2006. In addition, in 2006 and early 2007, several customers did not renew the technology solutions and services they received from us.
     Other freestanding derivatives represent the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the three and six months ended June 30, 2007, compared to the same periods in 2006. These changes in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.

     Operating Expenses
The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Personnel	$1,050	$1,043	$7	$2,129	$2,249	$(120)
Legal and professional	358	635	(277)	958	1,529	(571)
General and administrative	274	293	(19)	1,020	622	398
Depreciation and amortization	157	178	(21)	307	350	(43)
Occupancy	78	71	7	153	142	11
Technology	112	419	(307)	309	735	(426)
Other	294	238	56	600	565	35

Total expenses	$2,323	$2,877	$(554)	$5,476	$6,192	$(716)

     Operating expenses for the three and six months ended June 30, 2007, decreased from the same periods in 2006. The major changes within operating expenses were in legal and professional, general and administrative and technology.
•	Legal and professional fees decreased due to additional audit fees incurred in 2006 in connection with the audit of our 2005 financial statements. Such additional fees were not incurred in 2007 in connection with the audit of our 2006 financial statements;

•	General and administrative expenses increased for the six month periods in connection with settlement costs that were charged to expense in the first quarter of 2007; and

•	Technology costs decreased due to the overall decrease in technology revenue and related activities.
     Discontinued Operations
     Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January of 2007. The income from discontinued operations for the six months ended June 30, 2007 includes a gain on sale of $1.3 million.

     Additional Analysis of REIT Investment Portfolio
          Investment Portfolio Assets and Related Liabilities
     The following tables reflect the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage Loans
Held for sale	$—	0.00%	$1,704	10.80%
Collateral for CMO	8,172	5.92%	12,738	6.56%
Agency MBS	104,897	5.73%	64,654	5.51%
Subordinate MBS	144,072	12.77%	129,402	12.68%

	257,141	9.68%	208,498	10.06%

Investment portfolio liabilities:
CMO borrowing	5,662	5.72%	9,926	6.57%
Repurchase Agreements on:
Mortgage Loans held for sale	—	0.00%	—	0.00%
Collateral for CMO	663	7.24%	815	15.21%
Agency MBS	97,446	5.38%	56,034	5.06%
Subordinate MBS	88,090	6.50%	83,782	6.32%

	191,861	5.92%	150,557	5.87%

Net investment portfolio assets	$65,820		$57,941

Net interest spread		3.77%		4.15%

Yield on net portfolio assets (1)(2)		20.77%		20.84%

Ratio of portfolio liabilities to net investment		291.49%		259.85%

	Six Months Ended June 30,
	2007		2006
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage Loans
Held for sale	$—	0.00%	$5,733	7.85%
Collateral for CMO	8,895	6.57%	13,249	6.48%
Agency MBS	107,083	5.72%	65,084	5.33%
Subordinate MBS	148,989	12.42%	122,357	12.83%

	264,967	9.52%	206,423	9.92%

Investment portfolio liabilities:
CMO borrowing	6,351	6.52%	10,401	6.21%
Repurchase Agreements on:
Mortgage Loans held for sale	—	0.00%	1,591	6.66%
Collateral for CMO	674	7.12%	753	6.64%
Agency MBS	98,991	5.35%	56,207	4.79%
Subordinate MBS	89,513	6.48%	79,018	6.09%

	195,529	5.89%	147,970	5.62%

Net investment portfolio assets	$69,438		$58,453

Net interest spread		3.60%		4.31%

Yield on net portfolio assets (1)(2)		19.66%		20.82%

Ratio of portfolio liabilities to net investment		281.59%		253.14%

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.

(2)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.
     The yield on net portfolio assets decreased for the three and six months ended June 30, 2007, from the same periods in 2006. This decrease in yield is the result of an increase in the one-month LIBOR, which is the basis for substantially all of our financing.

     Average net investment portfolio assets increased for the three and six months ended June 30, 2007, from the same periods in 2006. This increase is primarily due to the investment of $20 million of proceeds from the issuance of trust preferred securities in November 2005. In addition, we sold approximately $46 million of Agency MBS in February of 2006. As we purchased additional Agency MBS in March and June of 2006 with no additional sales, we owned a higher amount of Agency MBS in 2007 than during 2006.
          Mortgage Loans
     The following tables provide details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average asset balance	$8,172	$14,442	$8,895	$18,982
Average CMO borrowing balance	5,662	9,926	6,351	10,401
Average balance — Repurchase Agreements	663	815	674	2,344

Net investment	1,847	3,701	1,870	6,237
Average leverage ratio	77.40%	74.37%	78.98%	67.14%
Effective interest income rate	5.92%	7.06%	6.57%	6.89%
Effective interest expense rate — CMO borrowing	5.72%	6.57%	6.52%	6.21%
Effective interest expense rate — Repurchase Agreements	7.24%	15.21%	7.12%	6.66%

Net interest spread	0.04%	(0.16)%	(0.01)%	0.60%
Interest income	$121	$255	$292	$654
Interest expense — CMO borrowing	81	163	207	323
Interest expense — Repurchase Agreements	12	31	24	78

Net interest income	$28	$61	$61	$253

Yield	6.06%	6.59%	6.52%	8.11%

     Our Mortgage Loan portfolio net interest income and corresponding yield declined for the three and six months ended June 30, 2007. In April of 2006, we sold all remaining mortgage loans that were classified as held for sale.
          Subordinate MBS
     The following tables provide details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average asset balance	$144,072	$129,402	$148,989	$122,357
Average balance — Repurchase Agreements	88,090	83,782	89,513	79,018

Net investment	55,982	45,620	59,476	43,339
Average leverage ratio	61.14%	64.75%	60.08%	64.58%
Effective interest income rate	12.77%	12.68%	12.42%	12.83%
Effective interest expense rate — Repurchase Agreements	6.50%	6.32%	6.48%	6.09%

Net interest spread	6.27%	6.36%	5.94%	6.74%
Interest income	$4,601	$4,101	$9,252	$7,851
Interest expense — Repurchase Agreements	1,432	1,324	2,900	2,408

Net interest income	$3,169	$2,777	$6,352	$5,443

Yield	22.64%	24.35%	21.36%	25.12%

     The Subordinate MBS portfolio’s net interest income increased for the three and six months ended June 30, 2007, from the same period in 2006, primarily due to the increase in investment in this portfolio from the proceeds from our $20 million trust preferred securities offering in November of 2005.
     The Subordinate MBS portfolio’s net interest spread decreased for the three and six months ended June 30, 2007, from the same period in 2006 due to an increase in the effective interest expense rate and, for the six month period, a decrease in the effective interest income rate. The increase in the effective interest expense rate is due to increases in the average one-month LIBOR from the first half of 2006 to the first half of 2007. The decrease in the interest income rate is due to the change in the mix of the Subordinate MBS, based upon the credit rating of the individual securities.

          Agency MBS
     The following tables provide details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average asset balance	$104,897	$64,654	$107,083	$65,084
Average balance — Repurchase Agreements	97,446	56,034	98,991	56,207

Net investment	7,451	8,620	8,092	8,877
Average leverage ratio	92.90%	86.67%	92.44. %	86.36%
Effective interest income rate	5.73%	5.51%	5.72%	5.33%
Effective interest expense rate — Repurchase Agreements	5.38%	5.06%	5.35%	4.79%

Net interest spread	0.35%	0.45%	0.37%	0.54%
Interest income	$1,502	$890	$3,062	$1,736
Interest expense — Repurchase Agreements	1,310	709	2,649	1,346

Net interest income	$192	$181	$413	$390

Yield	10.31%	8.40%	10.21%	8.79%

     The Agency MBS portfolio’s net interest income increased slightly for the three and six months ended June 30, 2007, from the same period in 2006. In addition, the Agency MBS portfolio’s net interest spread decreased slightly for the three months ended March 31, 2007, from the same period in 2006, primarily due to increases in the average one-month LIBOR.
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
     The table below reflects the net economic impact of our Agency MBS portfolio for the six months ended June 30, 2007 (dollars in thousands):

Net interest income	$413
Loss on mark to market of mortgage assets	(2,450)
Other gain (forward sales)	2,316

Total	$279

Dividends
     We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. We intend to pay quarterly dividends and other distributions to our stockholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

Taxable Income
     Taxable income for the six months ended June 30, 2007, is approximately $2,929,000. Taxable income differs from net income (loss) because of timing differences (refers to the period in which elements of net income (loss) can be included in taxable income) and permanent differences (refers to an element of net income (loss) that must be included or excluded from taxable income).The following table reconciles net income (loss) to estimated taxable income for the six months ended June 30, 2007 (dollars in thousands):

Net income (loss)	$(10,554)
Add (deduct) differences:
Mark to market of mortgage assets	14,450
Sale of mortgage securities	(92)
Mark to market of freestanding derivatives	404
Net income in subsidiaries not consolidated for tax purposes — net	(1,235)
Other	(44)

Estimated taxable income	$2,929

     As a REIT, we are required to pay dividends amounting to 85% of each year’s taxable ordinary income and 95% of the portion of each year’s capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, we generally pass through substantially all of our earnings to stockholders without paying Federal income tax at the corporate level.
Liquidity and Capital Resources
     Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities. Our primary non-discretionary cash uses are our operating costs, repayments on our Repurchase Agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. As a REIT, we are required to pay dividends equal to 90% of our taxable income. We expect to meet our future short-term liquidity requirements generally from our existing working capital and cash flow provided by operations. We anticipate raising capital in the near future to expand our operations and meet our future long term cash flow needs.
     We have exposure to market-driven liquidity events due to our use of short-term financing using Repurchase Agreements. During the second quarter of 2007 and through August 9, 2007, we experienced a reduction in our available funds due to our various Repurchase Agreements funding requirements. The decrease in prices our lenders attributed to our securities and the decreases in borrowing percentages from certain lenders and resulting reduction in amounts lenders were willing to loan has required us to repay a portion of our Repurchase Agreements. To help ensure sufficient liquidity, we financed our Agency MBS classified as held to maturity and transferred certain Subordinate MBS to lenders with more favorable borrowing terms.
     On August 10, 2007, we entered into a Master Repurchase Agreement (the “Master Agreement”) and related Annex I thereto (“Annex I” and, together with the “Master Agreement,” the “MRA”) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (“Ramius”), in connection with a repurchase transaction with respect to our portfolio of Subordinate MBS (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The term of the MRA is one (1) year and contains no margin or call features. The MRA replaces substantially all of the our outstanding repurchase agreements, both committed and non-committed, which previously financed our Subordinate MBS. However, while paid in full, the Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and us dated March 27, 2000, as amended, remains in place, as does our Master Repurchase Agreement dated June 22, 2006, by and among us and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.
     Pursuant to the MRA, we will pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the MRA, a premium payment at the termination of the MRA and an agreement to issue 600,000 shares of our common stock (equal to approximately 7.4% of our outstanding equity) upon the approval of such shares for listing on the American Stock Exchange. The shares of common stock are being issued to Ramius pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act ”). Pursuant to the Stock Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) registering such shares of its common stock for resale under the Securities Act within 120 days of August 10, 2007, and to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC no later than 180 days from August 10, 2007. The failure of the American Stock Exchange to approve the Company’s additional share listing application relating to such shares would be an event of default under the MRA.

     If we default under the MRA, Ramius has customary remedies, including demanding that all assets be repurchased by the Company and retaining and/or selling the assets.
     Under the terms of the MRA, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to us since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is further defined as the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.
     The following financial information sets forth net interest income for the three and six months ended June 30, 2007, as reported and on a proforma basis as if the MRA was completed as of January 1, 2007 (dollars in thousands):

	Proforma
	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007
Net interest income as reported	$2,740	$5,513
Add back: Subordinate MBS portfolio interest expense, as reported	1,432	2,900

	4,172	8,413

Deduct: Subordinate MBS portfolio interest expense for the MRA	(2,430)	(4,860)
Deduct: Amortization of financing costs (1) (2)	(2,053)	(4,106)

	(4,483)	(8,966)

Net interest income (loss), pro forma	$(311)	$(553)

(1)	The calculation of financing costs and corresponding amortization is an estimate.

(2)	The component of the financing costs based upon the Company’s stock was valued as of the actual date of the MRA closing, August 10, 2007.
     Our cash and cash equivalents as of June 30, 2007 increased by $1.4 million from December 31, 2006. This increase is due to principal and interest payments received on securities, proceeds from the sale of various securities, and financing our Agency MBS classified as held to maturity. These increases are partially offset by paydowns on our existing Repurchase Agreements.
     We have a master repurchase agreement with an outside lending institution for up to $200 million. This facility is structured primarily for financing the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, we will pay interest to the lending institution, based on one-month LIBOR plus an interest rate margin, plus various facility fees. We are required to maintain $5.0 million of cash and cash equivalents on hand at all times and a minimum level of tangible net worth, as defined. In addition, we are required to meet certain monthly net income requirements, as defined. As of June 30, 2007, this facility has not been utilized as the current interest rate environment has significantly reduced the potential interest income we can earn on these loans in excess of the interest expense incurred on the financing.
     We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.

Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of June 30, 2007, we have sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If we do not form and issue a collateralized debt obligation (no definite dead-line has been established), the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry in the first half of 2007 and the lack of excess funds available to us, we doubt we can successfully issue the collateralized debt obligation in the short-term. As a result, the we have recorded an expense of $142,000 for the six months ended June 30, 2007 for the estimated cost of closing this facility as of June 30, 2007. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of June 30, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.
     We have forward commitments to sell mortgage-backed securities. As of June 30, 2007, we had a commitment to sell $98.5 million of to be announced Agency MBS in July 2007. The excess of the futures sales price over the market value of the securities as of June 30, 2007, is approximately $261,000, which is recorded in other assets.
     We have interest rate caps to manage adverse changes in floating interest rates of our debt instruments. At June 30, 2007, we had two interest rate caps indexed to one-month LIBOR with a total notional amount of $60 million.
     As of June 30, 2007, we retained the credit risk on $2.8 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative Disclosure About Market Risk
     We believe our quantitative risk as of June 30, 2007, has not materially changed from our disclosure under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.
Qualitative Disclosure About Market Risk
     Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide market risk into the four following areas: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect our assets and maintain the dividend policy.
  Credit Risk
     We believe the principal risk to our investment strategy is the credit performance of the domestic, residential mortgage market. The credit exposure generally represents the amount of the mortgage loan in excess of the underlying real estate value, plus advances including carrying and maintenance costs that cannot be recouped from the homeowner for severely delinquent mortgage loans and foreclosures.
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
     Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past year, the domestic residential housing market has experienced significant weakness in certain geographic areas due to a combination of weak local economic conditions, excess housing inventory, rising interest rates and tightened mortgage lending standards. We invest in securities collaterized by prime residential mortgage loans. This sector of the market represents the best quality credits and higher loan to value ratios. However, prime mortgages are still vulnerable to economic stresses. Consequently, some mortgage pools collateralizing our securities have experienced increased delinquency rates, although to-date credit losses have remained minimal. Should housing prices remain depressed and expand to other geographic areas we would expect delinquencies and credit losses to increase.
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
     Historically, we experienced nominal credit losses on our investments. However, there can be no guarantee that our favorable historical experience is indicative of future credit trends or actual results.
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
     Losses allocated to our retained subordinate bonds for the three and six months ended June 30, 2007 and 2006 were nominal. The loan loss allowance as of June 30, 2007 totaled $0.2 million.

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
     We manage credit risk through detailed investment analysis both before purchasing subordinate securities and on an ongoing basis. Before subordinate securities are purchased we analyze the collateral using both internally developed and third party analytics, review deal structures and issuance documentation, review the servicer for acceptability and verify that the bonds are modeled on a widely used valuation system. Updated loan level collateral files are reviewed on a monthly basis for favorable and unfavorable credit performance and trends. Bonds that do not meet our credit criteria may be sold in a competitive bidding process.
     Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the securities par value and amortized cost. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.
     During the first and second quarter of 2007, credit spreads on subordinate bonds collateralized by prime-quality mortgage loans widened approximately 1.5% to 2.0%, thereby, causing the portfolio value to decline approximately $13.9 million from December 31, 2006. This widening occurred due to weakening residential housing markets, increasing delinquency rates and decreased demand from Collateralized Debt Obligation issuers and investment managers.
     The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	June 30, 2007				December 31, 2006
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%
Current	$39,539,670	99.20%	76,062	99.18%	$46,111,855	99.42%	85,783	99.40%
30-59 days delinquent	194,237	0.49%	373	0.49%	189,117	0.41%	361	0.42%
60-89 days delinquent	40,713	0.10%	78	0.10%	36,315	0.08%	67	0.08%
90+ days delinquent	26,586	0.07%	59	0.08%	20,779	0.04%	44	0.05%
Foreclosure	42,457	0.11%	88	0.11%	18,208	0.04%	44	0.05%
Real Estate Owned	14,130	0.04%	34	0.04%	3,441	0.01%	6	0.01%
     We had losses of approximately $114,000 and $0 allocated to our Subordinate MBS portfolio for the six months ended June 30, 2007 and 2006, respectively.
   Agency MBS Portfolio
     The securities held in our Agency MBS portfolio are guaranteed by Fannie Mae or Freddie Mac. As these are United States government-sponsored entities, we deem it unnecessary to take credit reserves on these securities.

Interest Rate Risk (Excluding the Impact on Market Price)
     To the extent that our investments are financed with liabilities that re-price with different frequencies or benchmark indices, we are exposed to volatility in our net interest income. In general, we protect the interest rate spread on all of our investments through interest rate caps that are indexed to one-month LIBOR with a total notional amount of $60 million.
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

   Mortgage Loan Portfolio
     A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the mortgage loan portfolio cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage Loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of June 30, 2007, one bond from the 2000-A securitization is financed through a $0.7 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.
   Subordinate MBS Portfolio
     Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other than temporary would be charged to income. Determination of market value is established through internally generated valuations.
   Agency MBS Portfolio
     Securities in our Agency MBS portfolio are generally classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sales commitments. Agency securities classified as held to maturity are reported at amortized cost.
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
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
     In particular, we previously disclosed in our Form 10-K the following Risks Related to Our Business: Mortgage-related assets are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud; We may be unable to renew our borrowings at favorable rates or maintain longer-term financing, which may affect our profitability; Our profitability depends on the availability and prices of mortgage assets that meet our investment criteria; We are subject to various obligations related to our use of, and dependence on, debt.
     The following supplements and updates the above-mentioned previously-disclosed risk factors, in light of the recent and unprecedented disruptions in the capital market and the mortgage industry:
     Deteriorating debt and secondary mortgage market conditions have had and may continue to have a material adverse impact on our earnings and financial condition.
     Beginning in the second quarter of 2007 the mortgage industry and the residential housing market was adversely affected as home prices declined and delinquencies increased, particularly in the sub-prime mortgage industry. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. We have significant financing needs that we meet through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and continue to have an adverse impact on the Company’s earnings and financial condition, particularly in the short term.
     Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. The Company recently entered into a Master Repurchase Agreement with RCG PB, Ltd., an affiliate of Ramius Capital Group, LLC, through which we obtained adequate committed facilities which shall assist us in mitigating the impact of the debt market disruptions. However, the term of the Master Repurchase Agreement is for one year, and there can be no assurances that we will be able to renew this facility after one year, or obtain replacement financing if we cannot renew this facility. If overall market conditions deteriorate and result in substantial declines in the value of the assets which we use to collateralize our secured borrowing arrangements, sufficient capital may not be available to support the continued ownership of our investments, requiring certain assets to be sold at a loss.
     The secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future and have had, and continue to have, an adverse impact on our earnings and financial condition.
     We previously disclosed in our Form 10-K the following Risks Related to Our Status as a REIT and Our 40 Act Exemption:
Regulation as an investment company could materially and adversely affect our business; Efforts to avoid regulation as an investment company could limit our operations.
     The following supplements and updates the above-mentioned previously-disclosed risk factors, in light of the recent and unprecedented disruptions in the capital market and the mortgage industry:
Our failure to comply with the Investment Company Act of 1940 could materially and adversely affect the Company’s financial condition and result of operations.
     As of August 15, 2007, the Company sold all of its Agency MBS which was held primarily to meet compliance requirements of the 1940 Act. The sales were necessary in order to generate liquidity and close existing borrowing positions with lenders that was a condition to entering into the MRA. Although the Company has not finally determined as of this date, the Company may no longer be in compliance with the requirements to be exempt under the 1940 Act. While the Company expects to either maintain compliance, or reestablish compliance as soon as practicable by acquiring additional Agency MBS or utilizing its available credit facility to acquire prime mortgage loans, it cannot predict with certainty whether, or when, it will be able to do so.
     If the Company is unable to maintain compliance with the 1940 Act, the Company could, among other things, change the manner in which the Company conducts its operations, or register as an investment company under the 1940 Act, either of which could have a material adverse effect on our operations, our governance costs and the market price for our common stock.
     Further, we previously disclosed in our Form 10-K the following Risks Related to Our Status as a REIT and Our 40 Act Exemption:
If we do not maintain our status as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
     The following supplements and updates the above-mentioned previously disclosed risk factor, in light of the recent and unprecedented disruptions in the capital markets and mortgage industry:
If the Ramius Master Repurchase Agreement (“MRA”) is not treated as a sale, it could result in adverse tax consequences to us and possibly affect our status as a REIT.
     We have agreed, pursuant to the terms of the Ramius MRA, to treat the entry into the MRA with Ramius as a sale for tax purposes. While we have a reasonable basis for believing that the transaction will indeed be treated as a sale for tax purposes, there can be no guarantee of such tax treatment. Failure to treat the Ramius MRA transaction as a sale for tax purposes could result in not only adverse tax consequences for us, but could, ultimately affect our ability to maintain our REIT status.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 18, 2007. 8,262,062 shares of our common stock were outstanding as of the record date of March 30, 2007 and entitled to vote at the annual meeting, and 7,979,586 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting.
     (a) The following member was re-elected to the Board of Directors

Term Expiring in 2010	Votes For	Votes Withheld
John N. Rees	7,042,522	937,064
     The four other members of the Board of Directors will continue in office after the annual meeting for the following terms:
Terms expiring in 2008: James F. Stone and Irma N. Tavares
Terms expiring in 2009: John A. Burchett and John A. Clymer
(b)	The proposal to amend our 1997 Executive and Non-Employee Director Stock Option Plan (“1997 Plan”) to increase the number of shares of common stock available for grant under the 1997 Plan from 325,333 to 425,333 shares, and to extend the expiration date of the 1997 Plan from September 8, 2007 to September 8, 2008 passed, with the results as follows:

Votes For	Against	Abstain	Broker Non-Vote
2,044,517	760,798	36,350	5,137,921
(c)	The appointment of Grant Thornton, LLP as independent accountants to audit and report on our financial statements for fiscal year 2007 was ratified by stockholders with the following vote:

Votes For	Against	Abstain
7,820,386	97,440	61,760
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
Dated: August 20, 2007

By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: August 20, 2007

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(8)	Amended Articles of Incorporation of Registrant, as amended

3.2(1)	Bylaws of Registrant

4.1(1)	Specimen Common Stock Certificate of Registrant

4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9(19)	Form of Floating Rate TRUPS(R) Certificate issued November 4, 2005

10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)	1999 Equity Incentive Plan

10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.10.2 (25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.

10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2. (25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

Exhibit	Description

10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

Exhibit	Description

10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.

10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.

10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.

10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.13(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.14(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

Exhibit	Description

10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004

10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.

10.38.7 (25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

10.38.8 (28)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller, dated as of August 10, 2007.

10.38.9 (28)	Stock Purchase Agreement between RCG, Ltd. and Hanover Capital Mortgage Holdings, Inc., dated August 10, 2007

16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31.1(29)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (29)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (30)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(29)	Filed herewith.

(30)	Furnished herewith.