Form 10-Q
period 2007-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2007-11-19
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-13417
Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other Jurisdiction of	13-3950486 (I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 8,663,962 shares of common stock outstanding as of November 15, 2007.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Nine Months Ended September 30, 2007

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Cash and cash equivalents	$8,616	$13,982
Accrued interest receivable	1,251	1,652
Mortgage loans
Collateral for CMOs	6,596	9,736
Mortgage securities ($143,598 and $254,482 pledged under Repurchase Agreements as of September 30, 2007 and December 31, 2006, respectively)
Trading	30,136	105,104
Available for sale	113,462	154,599
Held to maturity	—	6,254

	143,598	265,957

Other subordinate security, held to maturity	2,801	2,757
Equity investments in unconsolidated affiliates	1,482	1,399
Other assets	5,881	6,237
Assets of discontinued operations	—	2,549

	$170,225	$304,269

Liabilities
Repurchase agreements	$107,256	$193,247
Collateralized mortgage obligations (CMOs)	4,369	7,384
Dividends payable	—	1,236
Accounts payable, accrued expenses and other liabilities	5,300	2,757
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239
Liabilities of discontinued operations	—	823

	158,164	246,686

Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,663,962 and 8,233,062 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	86	82
Additional paid-in capital	102,933	102,598
Cumulative earnings (loss)	(33,573)	8,699
Cumulative distributions	(57,385)	(56,173)
Accumulated other comprehensive income	—	2,377

	12,061	57,583

	$170,225	$304,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Interest income	$6,194	$6,673	$19,314	$17,632
Interest expense	5,246	4,023	12,853	10,004

Net interest income before loan loss provision	948	2,650	6,461	7,628
Loan loss provision	—	—	—	—

Net interest income	948	2,650	6,461	7,628
(Loss) gain on sale of mortgage assets	(997)	209	(803)	834
(Loss) gain on mark to market of mortgage assets	(28,701)	2,525	(43,325)	206
(Loss) gain on freestanding derivatives	(633)	(3,178)	1,668	(1,857)
Technology	230	538	946	2,438
Loan brokering and advisory services	—	—	157	105
Other income (loss)	(273)	49	(381)	(39)

Total revenues	(29,426)	2,793	(35,277)	9,315

Expenses
Personnel	869	1,007	2,998	3,256
Legal and professional	410	668	1,368	2,197
General and administrative	256	247	1,276	869
Depreciation and amortization	154	178	461	528
Occupancy	80	92	233	234
Technology	104	212	413	947
Financing	256	120	558	324
Other	195	160	493	521

Total expenses	2,324	2,684	7,800	8,876

Operating income (loss)	(31,750)	109	(43,077)	439
Equity in income of unconsolidated affiliates	27	27	82	82
Minority interest in loss of consolidated affiliate	—	—	—	(5)

Income (loss) from continuing operations before income tax provision (benefit)	(31,723)	136	(42,995)	526
Income tax provision (benefit)	—	—	—	(12)

Income (loss) from continuing operations	(31,723)	136	(42,995)	538

Discontinued Operations
Income (loss) from discontinued operations before gain on sale and income tax provision	5	(53)	(623)	(299)
Gain on sale of discontinued operations	—	—	1,346	—
Income tax provision from discontinued operations	—	—	—	—

Income (loss) from discontinued operations	5	(53)	723	(299)

Net Income (loss)	$(31,718)	$83	$(42,272)	$239

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(3.83)	$0.02	$(5.28)	$0.06
Income (loss) from discontinued operations	0.00	(0.01)	0.09	(0.03)

Net income (loss) per common share — Basic	$(3.83)	$0.01	$(5.19)	$0.03

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(3.83)	$0.02	$(5.28)	$0.06
Income (loss) from discontinued operations	0.00	(0.01)	0.09	(0.03)

Net income (loss) per common share — Diluted	$(3.83)	$0.01	$(5.19)	$0.03

Weighted average shares outstanding — Basic	8,283,536	8,280,041	8,142,470	8,391,317
Weighted average shares outstanding — Diluted	8,283,536	8,287,603	8,142,470	8,398,689
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Net income (loss)	$(42,272)	$239
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized (loss) gain on mortgage securities classified as available-for-sale	(43,952)	6,907
Reclassification adjustment for net (loss) gain included in net income	(384)	1,326
Reclassification adjustment for impairment expense included in net income	41,959	—

Other comprehensive income (loss)	(2,377)	8,233

Comprehensive income (loss)	$(44,649)	$8,472

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Cumulative	Cumulative	Comprehensive
	Shares	Amount	Capital	Earnings (Loss)	Distributions	Income	Total
Balance December 31, 2006	8,233,062	$82	$102,598	$8,699	$(56,173)	$2,377	$57,583

Amortization of deferred stock grant to key employees	—	—	82	—	—	—	82
Issuance of stock to key employees	29,000	—	—	—	—	—	—
Issuance of common stock in connection with financing	600,000	6	1,212	—	—	—	1,218
Repurchase of common stock	(194,100)	(2)	(958)	—	—	—	(960)
Forfeiture of unvested restricted stock	(4,000)	—	(1)	—	—	—	(1)
Net income (loss)	—	—	—	(42,272)	—	—	(42,272)
Dividends declared	—	—	—	—	(1,212)	—	(1,212)
Other comprehensive income (loss)	—	—	—	—	—	(2,377)	(2,377)

Balance September 30, 2007	8,663,962	$86	$102,933	$(33,573)	$(57,385)	$—	$12,061

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Income (loss) from continuing operations	$(42,995)	$538
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	461	528
Stock-based compensation	39	28
Accretion of net discount to interest income	(5,327)	(4,211)
Accretion of debt discount and deferred financing costs to interest expense	1,347	20
Loss (gain) recognized from mark to market of mortgage assets	43,325	(206)
Undistributed earnings of unconsolidated affiliates — net	(82)	(82)
Minority interest in earnings (loss) of consolidated affiliate	—	(5)
Loss (gain) on sale of mortgage assets	803	(834)
Loss on disposition of real estate owned	72	72
Gain on mortgage loans paid in full	(86)	—
Purchase of mortgage securities classified as trading	(30,187)	(77,023)
Principal collections on mortgage securities classified as trading	9,247	7,351
Proceeds from sale of mortgage securities classified as trading	94,216	45,860
Proceeds from sale of mortgage loans classified as held for sale	—	9,418
Principal collections on mortgage loans classified as held for sale	—	780
Decrease (increase) in accrued interest receivable	401	(232)
Increase in other assets	(375)	(481)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(387)	2,235

Net cash provided by (used in) operating activities of continuing operations	70,472	(16,244)

Net cash provided by (used in) operating activities of discontinued operations	1,117	(12)

Investing Activities
Purchase of mortgage securities classified as available for sale	(10,713)	(70,777)
Principal collections on mortgage securities classified as available for sale	1,149	1,072
Principal collections on mortgage securities classified as held to maturity	980	1,335
Principal collections on CMO collateral	3,245	2,980
Proceeds from sale of mortgage securities classified as available for sale	11,398	42,859
Proceeds from sale of mortgage securities classified as held to maturity	5,129	—
Proceeds from disposition of real estate owned	623	1,202
Cash paid for acquisitions	—	(118)

Net cash provided by (used in) investing activities of continuing operations	11,811	(21,447)

Proceeds from the sale of HCP	1,375	—

Financing Activities
(Decrease) increase in borrowings using Repurchase Agreements	(163,872)	36,395
Increase in borrowings using fixed-term financing	80,932	—
Payments on CMOs	(3,015)	(2,734)
Payment of debt issuance costs	(778)	—
Payment of dividends	(2,448)	(5,459)
Repurchase of common stock	(960)	(1,324)

Net cash (used in) provided by financing activities of continuing operations	(90,141)	26,878

Net decrease in cash and cash equivalents	(5,366)	(10,825)
Cash and cash equivalents at beginning of period	13,982	30,492

Cash and cash equivalents at end of period	$8,616	$19,667

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Hanover Capital Mortgage Holdings, Inc. (“Hanover”) is a specialty finance company whose principal business is to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. Hanover avoids investments in sub-prime loans or securities collateralized by sub-prime loans. The Company leverages its purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, are currently under a single Repurchase Agreement for a one-year fixed term basis. Hanover conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes. Hanover has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). When we refer to the “Company”, we mean Hanover together with its consolidated subsidiaries.
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
     Through August 9, 2007, the Company’s lenders regularly required the Company to repay a portion of amounts borrowed under its then existing Repurchase Agreements with respect to its portfolio of subordinate mortgage-backed securities. These repayment requirements arose from decreases in the market prices of the Company’s subordinate mortgage-backed securities used by the lenders to determine the amounts to be financed. These decreases were due to unfavorable market conditions for Hanover’s portfolio of securities and decreases in borrowing percentages from certain lenders. Although no lender terminated its Repurchase Agreement facility with the Company in the period prior to August 9, 2007, these repayments were a significant drain on the Company’s available cash. The increasing frequency and amount of required repayments in the period immediately prior to August 9, 2007 posed a threat to the Company’s ability to maintain its portfolio of subordinate mortgage-backed securities.
     On August 10, 2007, the Company entered into a one-year Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd., an affiliate of Ramius Capital Group, LLC (“Ramius”), in connection with a repurchase transaction with respect to its portfolio of subordinate mortgage-backed securities (the “Repurchase Transaction”) (See Note 8 for additional information). The current operations of the Company under this Repurchase Transaction are not cash flow positive. At the termination of the agreement on August 9, 2008, the Company is required to repay the outstanding principal through cash or in-kind securities. The Company is seeking additional capital and is in discussions with potential investors, but no commitments or agreements have been reached. Additional sources of capital are required for the Company to generate positive cash flow and continue operations in the medium-term, including retiring the outstanding financing from the Repurchase Transaction.
     On August 15, 2007, the Company sold its entire portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”). This portfolio was held primarily to meet certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders that was a condition of the consummation of the Repurchase Transaction. On August 29, 2007, the Company separately financed the acquisition of approximately $30 million of Agency MBS with a 30-day revolving Repurchase Agreement. As a result, the Company maintained compliance with the 40 Act during the quarter ended September 30, 2007.

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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Elimination of Segment Report
     For the year ended December 31, 2006 and prior periods, the Company reported results of operations for three segments; Hanover, HCP and HT. As a result of the sale of HCP and the significant decrease in the operations of HT in 2006 and the beginning of 2007, the Company now has only one reporting segment.
Valuation of Mortgage Securities
     Historically, the Company has determined the estimated fair value of its Subordinate MBS portfolio using an enhanced proprietary valuation model it developed. The Company’s Subordinate MBS are not readily marketable with quoted market prices. The Company has previously conducted comparisons of its recent Subordinate MBS sales and the attributes of these sales to the estimates and attributes determined by the model and has determined the model is an accurate indicator of fair value.
     However, as a consequence of limited trading and a distressed market for the securities in the Company’s portfolio during the third quarter of 2007 and through the date of this report, the fair market values underpinning the Company’s market valuation adjustments are based on facts that are far less certain than has historically been the case. Although the Company believes the inherent assumptions underlying the model are still relevant in the current market, there are no trades in the market place to utilize as a reference or comparison and therefore, the securities are not subject to valuation based on observable market transactions. As a result of this uncertainty and the distressed nature of the market, the Company modified its process for determining the estimated market value of its Subordinate MBS to use only inputs from third parties.
     The Company obtained estimated values or marks prepared by a third party pricing service and from various dealers as an indicator in the current market. For both of these sources, the estimations of values are based on a variety of assumptions (including probable modeling and, as to the pricing service, marks and inputs from various sources) they do not share and could prove to be inaccurate.
     The Company determined the estimated market value of its securities using the marks from the third party pricing service and where a mark from the service was not available, marks from the dealers were used.
     The Company believes the estimated market values determined through the above process reasonably reflect the values it may have been able to receive as of September 30, 2007, should it have chosen to sell them. These estimates involve uncertainty and approximations and, as a result, amounts realized in actual sales could differ significantly from the fair values determined.
     The table below is a summary of the source of the prices used.

Source of Marks	Percent of Total
Dealers	4%
Pricing Service	96%

100%

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable for new or modified financial instruments and is effective for fiscal years beginning after September 15, 2006. The Company adopted this pronouncement as of January 1, 2007, and it did not have a significant impact on the Company’s financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for income tax positions taken or expected to be taken in a tax return. In addition, this pronouncement provides guidance on derecognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement as of January 1, 2007, and it did not have a significant impact on the Company’s financial position or results of operations.
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
     In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1: Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This pronouncement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide “Investment Companies”. Entities that are within the scope of this Audit and Accounting Guide are subject to specialized reporting requirements, including recording all investments at fair value. This pronouncement is effective for fiscal years beginning on or after December 15, 2007. However, at a recent meeting, the FASB has issued a Proposed FASB Staff Position, FSP
SOP 07-1-a, that would delay indefinitely the effective date of the SOP and prohibit adoption of the SOP for an entity that has not early adopted the SOP. No official guidance has been issued regarding this deferral. Management of the Company is currently reviewing this pronouncement and the proposed FSP and its potential deferral to determine the impact, if any, to the Company.

3. Sale of HCP — Discontinued Operations
     Effective January 12, 2007, the Company sold its due diligence business, HCP, to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC). The sale included certain assets and the assumption of certain liabilities of the Company’s wholly-owned subsidiary, HCP-2, and included all of the Company’s due diligence operations. A summary of the assets sold and liabilities assumed by Buyer is as follows (dollars in thousands):

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
     The following is a summary of the results of operations of the discontinued operations of the HCP business (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007(1)	2006	2007(1)	2006
Revenues	$—	$3,044	$449	$8,751
Gain on sale of HCP	—	—	1,346	—
Operating expenses	(5)	3,097	1,072	9,050

Income (loss) from discontinued operations before income tax provision	5	(53)	723	(299)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	$5	$(53)	$723	$(299)

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

     The components of the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(31,723)	$136	$(42,995)	$538

Weighted-average common shares outstanding (denominator)	8,283,536	8,280,041	8,142,470	8,391,317

Basic earnings (loss) per share	$(3.83)	$0.02	$(5.28)	$0.06

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(31,723)	$136	$(42,995)	$538

Weighted-average common shares outstanding	8,283,536	8,280,041	8,142,470	8,391,317
Add: Incremental common shares from assumed conversion of stock options	—	7,562	—	7,372

Diluted weighted-average common shares outstanding (denominator)	8,283,536	8,287,603	8,142,470	8,398,689

Diluted (loss) earnings per share	$(3.83)	$0.02	$(5.28)	$0.06

     The calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2007, does not include 213,522 and 230,464, respectively, potential common shares that were anti-dilutive. The calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2006, does not include 268,324 potential common shares that were anti-dilutive.
5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	September 30, 2007			December 31, 2006
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$1,400	$5,499	$6,899	$1,932	$8,217	$10,149
Net (discount) and deferred financing costs	(24)	(95)	(119)	(26)	(113)	(139)
Loan loss allowance	(37)	(147)	(184)	(52)	(222)	(274)

Carrying value	$1,339	$5,257	$6,596	$1,854	$7,882	$9,736

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$198	$284	$274	$284
Loan loss provision	—	—	—	—
Charge-offs	—	—	(4)	—
Mortgage loans paid in full	(14)	—	(86)	—

Balance, end of period	$184	$284	$184	$284

6. Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	September 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$30,045	$—	$30,045	$106,479	$—	$106,479
Net premium (discount)	116	—	116	(2,251)	—	(2,251)

Amortized cost	30,161	—	30,161	104,228	—	104,228
Gross unrealized gain	—	—	—	1,672	—	1,672
Gross unrealized loss	(25)	—	(25)	(796)	—	(796)

Carrying value	$30,136	$—	$30,136	$105,104	$—	$105,104

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	September 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$227,934	$—	$227,934	$221,756	$8,995	$230,751
Impairment recognized	(42,823)	—	(42,823)	(743)	—	(743)
Net premium (discount)	(71,649)	—	(71,649)	(74,073)	(3,713)	(77,786)

Amortized cost	113,462	—	113,462	146,940	5,282	152,222
Gross unrealized gain	—	—	—	3,710	9	3,719
Gross unrealized loss	—	—	—	(1,272)	(70)	(1,342)

Carrying value	$113,462	$—	$113,462	$149,378	$5,221	$154,599

     As of September 30, 2007, the gross unrealized loss in mortgage securities classified as available for sale is considered by management of the Company to be other-than-temporary impairments. Although these declines appear to be attributable to increases in market interest rates and credit spreads and possibly from changes in the loss or prepayment assumptions affecting cash flows, the turmoil in the industry appears to be much greater than the normal cyclical swings. Management of the Company is unable to predict when a recovery will occur and the level of recovery. In addition, the Company may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of the financing on August 9, 2008 and may be required to sell securities to settle the outstanding principal, which could be before a full recovery of the market has occurred. As a result, the Company recorded the difference between the adjusted cost basis and the fair value at September 30, 2007, determined on a security by security basis, as impairment expense of approximately $30,155,000 and $41,959,000 expense for the three and nine months ended September 30, 2007, respectively.
Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	September 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$—	$—	$—	$5,845	$5,845
Net premium	—	—	—	—	409	409

Amortized cost	—	—	—	—	6,254	6,254
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$—	$—	$—	$6,254	$6,254

Other Subordinate Security Classified as Held to Maturity
(dollars in thousands)

	September 30, 2007			December 31, 2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Impairment recognized	—	(12)	(12)	—	(6)	(6)
Net (discount)	—	(999)	(999)	—	(1,049)	(1,049)

Amortized cost	—	2,801	2,801	—	2,757	2,757
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$2,801	$2,801	$—	$2,757	$2,757

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held to Maturity
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006
Fixed-Rate Agency Mortgage-Backed Securities	$30,136	$105,104	$—	$—	$—	$6,254

Fixed-Rate Subordinate Mortgage-Backed Securities	—	—	31,995	40,515	—	—

Fixed-Rate Other Subordinate Security	—	—	—	—	2,801	2,757

Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	81,467	114,084	—	—

Carrying value of mortgage and other subordinate securities	$30,136	$105,104	$113,462	$154,599	$2,801	$9,011

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	September 30, 2007	December 31, 2006
Prepaid expenses and other assets	$2,950	$2,837
Deferred financing cost	2,618	2,154
Capitalized software, net	286	458
Real Estate Owned	27	788

	$5,881	$6,237

8. Repurchase Agreements and Other Liabilities
     Information pertaining to individual Repurchase Agreement lenders as of September 30, 2007 is as follows (dollars in thousands):

	Committed	December 31,		September 30,	Carrying Value
	Borrowing	2006	Net	2007	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral
Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans

Lender B	20,000	8,427	(7,788)	639	937	Retained CMO Securities, Mortgage Securities

Lender B	—	6,782	(6,782)	—	—	Mortgage Securities
Lender C	—	12,523	(12,523)	—	—	Mortgage Securities
Lender D	—	3,803	(3,803)	—	—	Mortgage Securities
Lender E	—	112,388	(83,645)	28,743	30,136	Mortgage Securities
Lender F	—	15,964	(15,964)	—	—	Mortgage Securities
Lender G	—	5,646	(5,646)	—	—	Mortgage Securities
Lender H	—	761	(761)	—	—	Mortgage Securities
Lender I	—	668	(668)	—	—	Mortgage Securities
Lender J	—	12,193	(12,193)	—	—	Mortgage Securities
Lender K	—	11,583	(11,583)	—	—	Mortgage Securities
Lender L	—	104	(104)	—	—	Mortgage Securities
Lender M	—	2,405	(2,405)	—	—	Mortgage Securities
Lender N	—	—	77,874	77,874	113,462	Mortgage Securities

Total		$193,247	$(85,991)	$107,256	$144,535

     As of September 30, 2007, the weighted-average borrowing rate on the Company’s Repurchase Agreements for its Agency MBS portfolio was 5.80%, for its retained CMO security was 7.56% and for its Subordinate MBS portfolio was 22.21%.
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
     In connection with the two committed borrowing facilities, the Company is required to maintain certain levels of cash and cash equivalents, tangible net worth, debt to tangible net worth and profitability. As of September 30, 2007, the Company was not in compliance with two of the covenants of the financing facility with Lender B. The Company’s agreement with Lender B provides that the Company shall insure that, at all times, it maintains Tangible Net Worth of not less than $56,000,000, of which a minimum of $38,000,000 shall be comprised of Stockholders’ Equity (the “Maintenance of Tangible Net Worth Covenant”). In October 2007, the Company, at no cost, obtained a waiver of the Maintenance of Tangible Net Worth Covenant from Lender B for the duration of 2007. In addition, as of September 30, 2007, the Company’s tangible net worth, as defined in the financing facility with Lender A, is below the contractual level which allows the Company to finance the purchase of prime residential mortgage loans. Although Lender A has not yet notified the Company that it intends to exercise any remedies due to the Company’s failure to maintain the required tangible net worth, such failure is a Static Pool Event under the agreement and essentially prohibits drawing funds under the agreement without a waiver or cure of the covenant.

     On August 10, 2007, the Company entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (Lender N), in connection with a repurchase transaction with respect to its portfolio of subordinate mortgage-backed securities. The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year and contains no margin or call features. The Repurchase Transaction replaced substantially all of the Company’s outstanding Repurchase Agreements, both committed and non-committed, which previously financed the Company’s subordinate mortgage-backed securities. However, the Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. (Lender B) and the Company dated March 27, 2000, as amended, remains in place, as does the Company’s Master Repurchase Agreement dated June 22, 2006, by and between the Company and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company (Lender A).
     Pursuant to the Repurchase Transaction, the Company will pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and an agreement to issue 600,000 shares of the Company’s common stock (equal to approximately 7.4% of the Company’s outstanding equity), all of which have been issued.
     If the Company defaults under the Repurchase Transaction, Ramius has customary remedies, including demanding that all assets be repurchased by the Company and retaining and/or selling the assets.
     Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest actually paid on the purchased securities (whether or not held by the Buyer), since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is further defined as the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest actually paid on the purchased securities (whether or not held by the Buyer), since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.
9. Derivative Instruments
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings. As a result of the Company’s establishment of fixed-rate financing for its subordinate mortgage backed securities on August 10, 2007 pursuant to the Repurchase Transaction, the notional amount of the interest rate caps exceed the underlying borrowing exposure. However, the Company’s potential loss exposure for these instruments is limited to the fair market value of approximately $3,000 at September 30, 2007.
     Forward contracts are used to economically hedge the Company’s asset position in whole-pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”). As of September 30, 2007, the fair value of the Company’s forward sales contracts was an asset of approximately $216,000.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mark to market and settlements on forward contracts	$(625)	$(3,062)	$1,691	$(1,760)
Mark to market on interest rate caps	(8)	(116)	(23)	(97)

Net gain on freestanding derivatives	$(633)	$(3,178)	$1,668	$(1,857)

10. Income Taxes
     Taxable income (loss) for the nine months ended September 30, 2007 is approximately $(362,000). Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of net income (loss) can be included in taxable income (loss)) and permanent differences (refers to an element of net income (loss) that must be included or excluded from taxable income (loss)).
     The following table reconciles net income (loss) to estimated taxable income (loss) for the nine months ended September 30, 2007 (dollars in thousands):

Net income (loss)	$(42,272)
Add (deduct) differences:
Mark to market of mortgage assets	42,516
Sale of mortgage securities	(107)
Mark to market of freestanding derivatives	456
Net income in subsidiaries not consolidated for tax purposes — net	(1,311)
Interest income and expense adjustments for sale of securities to Ramius	107
Other	249

Estimated taxable income (loss)	$(362)

     Excluded from the taxable income (loss) shown above is a loss on the sale of the securities to Ramius under the Repurchase Transaction of approximately $69,329,000. This taxable loss is deferred until either the Company exercises it right to repurchase the securities, in which case the loss becomes a component of the tax cost basis of the securities repurchased, or until the right to repurchase the securities expires, in which case the loss becomes realized and subject to capital loss limitations.
     Under the Repurchase Transaction, the Company and Ramius have agreed to treat the Repurchase Transaction as a sale of securities for U.S. federal income tax purposes. The Company and Ramius agreed to file all tax returns consistent with such intent and not to take any contrary position unless required by applicable law. Under the Repurchase Transaction the Company has the right, on August 9, 2008, to repurchase the securities under the Repurchase Transaction for approximately $85 million assuming all other conditions have been satisfied (“the Repurchase Right”). In addition, the Company has the right to receive Monthly Additional Repurchase Price Payments equal to the excess of all interest payments received on the securities under the Repurchase Transaction in excess of $810,000 (the “Monthly Payments Right”).
     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, the Company will not be treated as owning the securities for the purposes of determining whether it has complied with the requirement under Section 856(c)(4) of the Internal Revenue Code that at least 75 percent of the value of its total assets are represented by real estate assets, cash, cash equivalents and Government securities at the end of each calendar quarter (“75% Requirement”). However, the Repurchase Right and the Monthly Payments Right would be considered assets for purposes of determining whether the Company satisfies the 75% Requirement.
     The Company intends to treat the Repurchase Right as a qualifying real estate asset for purposes of the 75% Requirement and to treat the Monthly Payments Right as a non-qualifying asset. Counsel has advised that it is uncertain whether the Repurchase Right constitutes a qualifying real estate asset for purposes of the 75% Requirement and that the Company’s position may not be upheld if challenged by the IRS. If the IRS were to deem that the Repurchase Right is not a qualifying asset for purposes of the 75% Requirement, and the value of the Repurchase Right together with other non-qualifying assets exceeds 25% of the Company’s assets, then the Company would not have satisfied the 75% Requirement for the quarter ended September 30, 2007, or in any future quarter in which the value of the Repurchase Right together with other non-qualifying assets exceeds 25% of the Company’s assets. The Company has obtained an independent valuation of the Repurchase Right under the Repurchase Transaction as of September 30, 2007. Based upon this valuation, the Company believes it has satisfied the 75% Requirement for the quarter ended September 30, 2007 even if the Repurchase Right is a non-qualifying asset. However, this valuation may be subject to challenge by the IRS, and there can be no assurance that the valuation would be upheld in the event of such challenge. Further, the value of the Repurchase Right is expected to increase each quarter as the exercise date of the Repurchase Right approaches. As a result, if the Repurchase Right were to be treated as a non-qualifying asset for the 75% Requirement, the Company may not be able to satisfy the 75% Requirement in future quarters based on the increasing values.

     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, the Company will not be treated as receiving the income from the securities for the purposes of determining whether it has complied with the requirement under Section 856(c)(2) of the Internal Revenue Code that at least 95% of its gross income, on an annual basis, is derived from dividends, interest, rents from real property, gain from the sale of stock, securities and real property, and certain other types of income (“95% Requirement”). However, the Company will be treated as receiving the payments under the Monthly Payments Right.
     The Company intends to treat the Monthly Payments Right as additional sales proceeds under the Repurchase Transaction with a portion of the amounts to be received treated as imputed interest. The Company intends to treat only the portion of the payments treated as imputed interest as gross income for purposes of the 95% Requirement. However, counsel has advised that it is uncertain whether the Monthly Payments Right should be treated as additional sales proceeds or whether any portion of the payments received under the Monthly Payments Right is qualifying income for the purposes of determining whether the Company has complied with the 95% Requirement and that the Company’s positions may not be upheld if challenged by the IRS. If the payments under the Monthly Payments Right are treated as income that is not qualifying income for the purposes of determining whether the Company has complied with the 95% Requirement, then it is likely that the Company will not be able to satisfy the 95% Requirement for our taxable year ended December 31, 2007.
     The Company has not sought a ruling from the Internal Revenue Service with respect to the characterization of the Repurchase Transaction as a sale of securities for federal income tax purposes, the qualification of the Repurchase Right as a qualifying asset for purposes of the 75% Requirement, nor the qualification of the payments under the Monthly Payments Right as either additional sales proceeds or qualifying income under the 95% Requirement.
     If the Company fails to satisfy either the 75% Requirement or the 95% Requirement, then it will not qualify as a REIT for the taxable year ended December 31, 2007 unless it is eligible for relief under one or more provisions of the Internal Revenue Code and pays a penalty tax. If the Company did not qualify as a REIT for 2007, there would be significant adverse consequences to it and its shareholders, including:
•	the Company would not be allowed a deduction for distributions to its shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates (currently the Company estimates that that it would have no taxable income for 2007; however, it would be subject to tax in subsequent years when it has taxable income);

•	the Company could be subject to the U.S. federal alternative minimum tax, if any, and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, the Company could not elect to be taxed as a REIT until 2012.
In addition, if the Company is not a REIT for 2007 and subsequent years, it will not be required to make distributions to its shareholders, and all distributions to shareholders for 2007 and subsequent years will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits.
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
     The following is a summary of trust preferred securities outstanding as of September 30, 2007:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of September 30, 2007	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005

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
12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Nine Months
	Ended September 30,
	2007	2006
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$29

Interest (1)	$11,793	$9,885

Common stock issuance of 600,000 shares recorded as debt discount	$1,218	$—

Estimated principal reductions on Subordinate MBS recorded as liability and debt discount	$2,980	$—

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$167	$—

(1)	Amounts do not include cash payments for debt issuance costs
13. Repurchase of Equity Securities
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. As a Maryland corporation, the Company cannot maintain treasury shares and as a result all acquired shares have been retired. For the nine months ended September 30, 2007, the Company repurchased 194,100 shares at an average price of $4.94 per share.
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
15. Issuance of Common Stock
     In August 2007, the Company issued 600,000 shares of the Company’s common stock to Ramius pursuant to a Stock Purchase Agreement between the Company and RCG PB, Ltd. dated as of August 10, 2007 in consideration for entering into and performing its obligations under the Repurchase Transaction dated as of August 10, 2007. The total market value of the Company’s common stock on the date of the Stock Purchase Agreement of approximately $1,218,000 has been recorded as debt discount and is being amortized to interest expense over the term of the Repurchase Transaction.

16. Commitments and Contingencies
     On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will allow the Company to acquire a diversified portfolio of mezzanine level, investment grade, asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of September 30, 2007, the Company has sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If the Company does not form and issue a collateralized debt obligation, the warehouse agreement will expire and the Company will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry in the first nine months of 2007 and the lack of excess available funds, management of the Company has determined it is doubtful the Company can successfully issue the collateralized debt obligation in the short-term. As a result, the Company has recorded an expense of $483,000 for the nine months ended September 30, 2007 for the estimated cost of closing this facility. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of September 30, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated and supplemented by our disclosures in Item 1A to our Quarterly Reports on Form 10-Q filed during 2007, including this Quarterly Report on Form 10-Q for the period ending September 30, 2007, and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
     We generate net interest income primarily by leveraging credit risk in subordinate mortgage-backed securities, or “Subordinate MBS”, through investments in the non-investment grade classes of these securities, which are collateralized by pools of prime single-family mortgage loans.  We believe we can effectively manage this credit risk and, as a result, we can achieve higher rates of return.  The higher rates of return are earned through the effect of a significant purchase discount, as we generally purchase these securities significantly below their par value, because of the presumed risks associated with these classes of securities.
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
     For the three months ended September 30, 2007, we experienced a net loss of $31.7 million compared to net income of $0.1 million for the same period of 2006. This decrease is primarily due to impairment expense of $30.2 million for other than temporary declines in fair value of our Subordinate MBS portfolio and a $1.5 million decrease in net interest income on our Subordinate MBS portfolio. The decrease in net interest income is a result of the increased financing costs associated with a new fixed-term financing facility we established in August 2007.

     For the nine months ended September 30, 2007, we experienced a net loss of $42.3 million compared to the net income of $0.2 million for the same period of 2006. This decrease is primarily due to impairment expense of $42.0 million for other than temporary declines in fair value of our Subordinate MBS portfolio, a $0.6 million decrease in net interest income on our Subordinate MBS portfolio, and a $0.5 million legal settlement, partially offset by a gain on sale of $1.3 million of our HCP business. The decrease in net interest income is a result of the increased financing costs associated with a new fixed-term financing facility we established in August 2007. The gain on the sale of our HCP business is included in income from discontinued operations.
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
     The following exhibit provides an illustration of a typical securitization structure, with hypothetical amounts and identification of our primary investment focus:
Note: These prices are representative of historical market activity prior to July of 2007. There has been considerable turmoil in the real estate securities markets during the quarter ended September 30, 2007. As of September 30, 2007, there have been no observable market transactions that support the historical amounts shown. As a result, future market transactions may be different. In any event, we believe the model is still valid in many strategies related to Subordinate MBS investing.
     We attempt to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the borrowings under these Repurchase Agreements were on a 30 day revolving basis and were generally at 50 to 97 percent of the security’s fair market value, depending on the security, and were adjusted to market value each month as the Repurchase Agreements were re-established. On August 10, 2007, we entered into a new Repurchase Agreement and repaid substantially all of our then outstanding Repurchase Agreements. This new Repurchase Agreement has a term of one year, is not adjusted to market value, and has a higher effective interest rate than our previous borrowings.
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
     HT currently earns revenues from two existing customer contracts through its technology operations. Previously, HT marketed its web-based proprietary software applications to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. It earned licensing and related servicing fees from its proprietary software applications to government agencies and financial institutions involved in trading and/or originating residential mortgage loans. Through its Servicing Source division, which was sold in December 2006, HT also licensed and used applications to provide financial management of mortgage servicing rights including mark to market valuation, impairment testing, and credit and prepayment analysis to clients. HT no longer actively markets its technology to new clients.
     The LSA operation provided brokerage, asset valuation and consulting services. The brokerage service integrated varying degrees of traditional voice brokerage conducted primarily by telephone, web-enhanced brokerage and online auction hosting. The LSA operation also performed market price valuations for a variety of loan portfolios and offered consulting advice on marketing strategies for those portfolios. The LSA operation was suspended in May 2006.
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
Current Market Conditions and Material Events
     As a result of the increase in the credit spreads and interest rates and the overall uncertainties in the mortgage industry during the first nine months of 2007, the estimated market values for our Subordinate MBS have severely decreased.
     Although we do not invest in subprime mortgages or mortgage-backed securities collateralized by subprime mortgages, we have been negatively impacted by the general decline in the market value of all residential mortgage assets due to the significant losses in the subprime sector of the residential mortgage industry that began to occur in the first half of 2007 and has progressively worsened. The losses seem to be due to underwriting deficiencies, increases in interest rates on adjustable rate mortgages, and declining housing prices. These losses and the corresponding fervor of information reported through the media have caused the credit spreads (yield for credit risk) to increase for the industry as a whole and have caused overall investor demand for mortgage-backed securities to decrease.
     Although we have experienced no significant decline in the performance of our Subordinate MBS portfolio, the lower estimated fair values of our portfolio and the recent turmoil in the mortgage markets related to quality issues of loans in the subprime mortgage and mortgage securities markets negatively impacted the amounts at which we were able to borrow to finance our portfolio of securities collateralized by prime mortgages. This spill-over effect caused a reduction in the amount we were able to borrow to finance our portfolio. As lenders used the declining market prices to value the securities financed, we were required to reduce with cash the amounts we borrowed. In some cases, lenders called for deposits of cash (“margin calls”) after an evaluation of recent fair value changes and before the maturity date of our Repurchase Agreement with them, which was usually 30 days from the origination or last roll.

     Through August 9, 2007, our lenders regularly required us to repay a portion of amounts borrowed under our Repurchase Agreements. Although no lender terminated its Repurchase Agreement with us during the period prior to August 9, 2007, these repayments were a significant drain on our available cash. The increasing frequency and amount of required repayments in the period immediately prior to August 9, 2007 posed a threat to our ability to maintain our portfolio of Subordinate MBS. In response to these deteriorating market conditions, on August 10, 2007, we entered into a one-year fixed-rate financing facility for the full amount of the then outstanding Repurchase Agreement balances of approximately $81 million and we repaid substantially all of our then outstanding Repurchase Agreements (see Liquidity and Capital Resources elsewhere in this Form 10-Q).
     For the nine months ended September 30, 2007, we incurred approximately $635,000 of actual losses on the underlying mortgage loans in our Subordinate MBS portfolio. We have seen increases in the level of losses for the nine months ended September 30, 2007, compared to our historical experience. Our Subordinate MBS are purchased at a discount to par value, and a portion of this discount is an implied reserve for losses on the underlying mortgage loans. To the extent the timing and amount of actual losses approximate or are less than the implied losses in the purchase discount, there will not be a reduction in estimated cash flows or yield, and the long-term economic value of the bonds will not be impaired.
     As described above, the decline in the estimated fair value of our portfolio has been significantly impacted by industry factors not directly attributable to the prime mortgage backed securities in which we invest. Although we believe that the markets will eventually stabilize and return to ratios we have traditionally experienced, the turmoil in the industry appears to be much greater than the normal cyclical swings. We are unable to predict when a recovery will occur and the level of the recovery. In addition, we may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of that financing on August 9, 2008 and may be required to sell securities to settle the outstanding principal, which could be before a full recovery of the market has occurred. As a result, we determined the decline in the fair value of our Subordinate MBS portfolio was other than temporary and recorded impairment expense of $30.2 million and $42.0 million for the three and nine months ended September 30, 2007. These amounts represent the differences between the adjusted cost basis and the estimated fair value at the date of the adjustments, determined on a security by security basis.
     As described above, we entered into a one-year master repurchase agreement on August 10, 2007 (the “Repurchase Transaction”). Our current operations under the Repurchase Transaction are not cash flow positive. At the termination of the agreement on August 9, 2008, we are required to repay the outstanding principal through cash or in-kind securities. We are seeking additional capital and are in discussions with potential investors, but no commitments or agreements have been reached. Additional sources of capital are required for us to generate positive cash flow and continue operations in the long-term, including retiring the Repurchase Transaction.
     On August 15, 2007, we sold our entire portfolio of Agency MBS. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders that was a condition of the establishment of the new repurchase agreement. On August 29, 2007, we financed the acquisition of approximately $30 million of Agency MBS with 30-day revolving Repurchase Agreements. As a result, we maintained compliance with the 40 Act during the quarter ended September 30, 2007.
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

     Amortization of Purchase Discounts on Mortgage Securities
     Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Estimates and judgments related to future levels of mortgage prepayments, mortgage default assumption rates and timing and amount of credit losses are critical to this determination. Mortgage prepayment expectations, default rate assumptions, and timing and amount of credit losses can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. We estimate mortgage prepayments, defaults and credit losses based on past experiences with specific investments within the portfolio and current market expectations for changes in the interest rate environment. Our estimates could vary widely from that ultimately experienced and, such variances could be material.
     Valuation of Mortgage Securities
     Historically, we have determined the estimated fair value of our Subordinate MBS portfolio using an enhanced proprietary valuation model we developed. Our Subordinate MBS are not readily marketable with quoted market prices. We previously conducted comparisons of recent Subordinate MBS sales and the attributes of these sales to the estimates and attributes determined by the model and have determined the model is an accurate indicator of fair value.
     However, as a consequence of limited trading and a distressed market for the securities in our portfolio during the third quarter of 2007 and through the date of this report, the fair market values underpinning our market valuation adjustments are based on facts that are far less certain than has historically been the case. Although we believe the inherent assumptions underlying the model are still relevant in the current market, there are no trades in the market place to utilize as a reference or comparison and therefore, the securities are not subject to valuation based on observable market transactions. As a result of this uncertainty and the distressed nature of the market, we modified the process for determining the estimated market value of our Subordinate MBS to use only inputs from third parties.
     We obtained estimated values or marks prepared by a third party pricing service and from various dealers as an indicator in the current market. For both of these sources, the estimations of values are based on a variety of assumptions (including probable modeling and, as to the pricing service, marks and inputs from various sources) they do not share and could prove to be inaccurate.
     We determined the estimated market value of our securities using the marks from the third party pricing service and where a mark from the service was not available, marks from the dealers were used.
     We believe the estimated market values determined through the above process reasonably reflect the values we may have been able to receive as of September 30, 2007, should we have chosen to sell them. These estimates involve uncertainty and approximations and, as a result, amounts realized in actual sales could differ significantly from the fair values determined.
     The table below is a summary of the source of the prices used.

Source of Marks	Percent of Total
Dealers	4%
Pricing Service	96%

100%

     Real Estate Owned
     We record our Real Estate Owned, or “REO”, at the lower of cost or estimated fair value, less anticipated costs to sell. The estimated fair value is determined through real estate appraisals, broker pricing and home inspections, which are updated on a periodic basis. For the nine months ended September 30, 2007, we have recorded approximately $174,000 of impairment expense related to REO based upon these estimated fair values.

     Same Party Transactions
     The accounting profession has recently raised an issue concerning the current industry practice for recording a purchase of mortgage-backed securities from a counterparty with a subsequent financing of the security through a repurchase agreement with the same counterparty “Same Party Transactions”. The financing of our Agency MBS portfolio was transacted through Same Party Transactions and recorded following current industry practice and accepted accounting guidelines. We recorded the purchase of these securities as an asset, and recorded the subsequent financing as a liability on our consolidated balance sheet. In addition, the corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of operations.
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
     In July 2007, the FASB issued for comment a proposed standard that provides guidance on the accounting treatment for Same Party Transactions. We are in the process of reviewing this proposed standard and are uncertain if changes will be made before the final guidance is issued. As such, we are unable to provide an assessment of the impact on our financial position, results of operations or cash flows. As of September 30, 2007, all of our Agency MBS are financed through Same Party Transactions and none of our Subordinate MBS are financed through Same Party Transactions.
     Financial Condition
     The most significant changes in our balance sheet as of September 30, 2007, compared to December 31, 2006, are reflected in the net decrease of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Principal	Carrying
September 30, 2007	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$6,899	$6,596	$5,008	$1,588

Subordinate MBS:
Available for sale	227,934	113,462	77,874	35,588

Agency MBS:
Trading	30,045	30,136	28,743	1,393
Held to maturity	—	—	—	—

	30,045	30,136	28,743	1,393

Total	$264,878	$150,194	$111,625	$38,569

	Principal	Carrying
December 31, 2006	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$10,149	$9,736	$8,082	$1,654

Subordinate MBS:
Available for sale	230,751	154,599	89,959	64,640

Agency MBS:
Trading	106,479	105,104	102,590	2,514
Held to maturity	5,845	6,254	—	6,254

	112,324	111,358	102,590	8,768

Total	$353,224	$275,693	$200,631	$75,062

     Although we have a facility for $200 million of financing for mortgage loans, our tangible net worth, as defined in the related agreement, is below the contractual amount required to obtain financing. Although our lender has not yet notified us that it intends to exercise any remedies due to our failure to maintain the required tangible net worth, such failure is a Static Pool Event under the agreement and essentially prohibits drawing funds under the agreement without a waiver or cure of the covenant. Should this situation change, we may invest in this portfolio type. As this portfolio type meets certain compliance needs related to exemption under the 40 Act, investment in this portfolio type will allow us to reduce or replace our investments in the Agency MBS portfolio.
     Our Subordinate MBS portfolio has decreased slightly in principal balance by $2.8 million and our carry value has decreased by $41.1 million. The principal balance decreased due to principal payments on the securities and the carrying value decreased due to increases in credit spreads that reduced the fair value of these securities during the nine months ended September 30, 2007. Our net equity in this portfolio decreased by $29.1 million primarily due to the decrease in the carrying values.
     The Agency MBS classified as trading are held primarily to meet certain compliance needs related to exemption under the 40 Act. On August 15, 2007, we sold our entire portfolio of Agency MBS. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders that was a condition of the consummation of new fixed term financing. On August 29, 2007, we financed the acquisition of approximately $30 million of Agency MBS, with a 30-day revolving Repurchase Agreement. As a result, we maintained compliance with the 40 Act during the quarter ended September 30, 2007.
     Our book value per common share as of September 30, 2007 was $1.39 compared to $6.99 as of December 31, 2006. The decrease in book value is primarily attributable to our net loss of $42.3 million and our other comprehensive loss of $2.4 million for the nine months ended September 30, 2007, our dividend for the first quarter of 2007 of $1.2 million and the issuance of 600,000 shares of common stock in August 2007 in connection with the Repurchase Transaction.

Results of Operations
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$110	$203	$(93)	$402	$857	$(455)
Interest expense	(79)	(173)	94	(310)	(574)	264

Net interest income	31	30	1	92	283	(191)
Mark to market	—	—	—	—	(18)	18
Gains (losses) on sales	—	—	—	—	94	(94)
Other	14	—	14	86	—	86
Loan loss reserve	—	—	—	—	—	—

Total	45	30	15	178	359	(181)
Subordinate MBS
Interest income	5,116	4,503	613	14,368	12,354	2,014
Interest expense	(3,575)	(1,485)	(2,090)	(6,475)	(3,893)	(2,582)

Net interest income	1,541	3,018	(1,477)	7,893	8,461	(568)
Gains (losses) on sale	—	209	(209)	194	849	(655)
Mark to market	(30,249)	(131)	(30,118)	(42,243)	(292)	(41,951)

Total	(28,708)	3,096	(31,804)	(34,156)	9,018	(43,174)
Agency MBS
Interest income	749	1,660	(911)	3,811	3,396	415
Interest expense	(679)	(1,451)	772	(3,328)	(2,797)	(531)

Net interest income	70	209	(139)	483	599	(116)
Gains (losses) on sale	(997)	—	(997)	(997)	(109)	(888)
Mark to market	1,548	2,785	(1,237)	(902)	1,445	(2,347)
Freestanding derivatives	(625)	(3,062)	2,437	1,691	(1,760)	3,451

Total	(4)	(68)	64	275	175	100
Other
Interest income	219	307	(88)	733	1,025	(292)
Interest expense	(913)	(914)	1	(2,740)	(2,740)	—

Net interest income	(694)	(607)	(87)	(2,007)	(1,715)	(292)
Mark to market	—	(129)	129	(180)	(929)	749
Freestanding derivatives	(8)	(116)	108	(23)	(97)	74
Technology and loan brokering and advisory services	230	538	(308)	1,103	2,543	(1,440)
Other	(287)	49	(336)	(467)	(39)	(428)

Total	(759)	(265)	(494)	(1,574)	(237)	(1,337)

Total	$(29,426)	$2,793	$(32,219)	$(35,277)	$9,315	$(44,592)

     Total income from our Mortgage Loan portfolio for the nine months ended September 30, 2007, decreased compared to the same period of 2006 primarily due to a decrease in the level of collateral for CMOs and related financing in 2007 and the sale of all mortgage loans classified as held for sale during April of 2006.
     For our Subordinate MBS portfolio, the mark to market loss increased by $30.1 million and $42.0 million for both the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The increase in market loss, we determined, is due to other than temporary declines in fair value as of September 30, 2007 and we recorded impairment expense of $11.8 million and $30.2 million for the three months ended June 30, 2007 and September 30, 2007, respectively. Similar declines in fair value were not experienced during 2006. For this same portfolio and related periods, net interest income decreased for the three and nine months ended September 30, 2007, compared to the same period of 2006 due to an increase in the interest expense associated with the new fixed-term financing facility we established in August 2007. This decrease is partially offset by the increase in the size of this portfolio for 2007 compared to 2006 and, to a much lesser extent, increases in the interest rate for adjustable rate securities. During the beginning of 2006, we were still investing the proceeds from our $20 million trust preferred securities offering in November 2005 and were not fully invested until the end of March 2006. We had gains on sales of securities of $0.2 million for the nine months ended September 30, 2007, compared to sales of $0.8 million for the same period of 2006. We sold 18 securities during the first two quarters of 2007, respectively, as part of a minor portfolio reorganization and anticipation of potential credit issues.

     Generally, our Agency MBS classified as trading are financed via Repurchase Agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due primarily to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. On August 15, 2007, we sold our entire portfolio of Agency MBS. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders that was a condition of the consummation of the new fixed term financing under the Repurchase Transaction. Although we purchased approximately $30 million of Agency MBS on August 29, 2007, the size of our Agency MBS portfolio as of September 30, 2007 was significantly smaller than during 2006 and the beginning of 2007. In addition, the net revenue has been positively impacted by the interest income generated from Agency MBS classified as held to maturity, which were not hedged through forward sales and were not financed for the majority of the first nine months of 2007 and 2006.
     Other interest income includes interest earned from the other subordinate security and cash and cash equivalents.
     Other mark to market for the three and nine months ended September 30, 2007 and 2006 represents a write-down of REO that was acquired in 2005 and is included in other assets. The local economy for a portion of these properties had a significant downturn, which depressed the value of these properties. At September 30, 2007, we have one remaining property to be sold with a total carrying value of approximately $28,000.
     Technology and loan brokering and advisory services have decreased due to the suspension of the loan sale advisory operations in May of 2006. In addition, in 2006 and early 2007, several customers did not renew the technology solutions and services they received from us.
     Other freestanding derivatives represent the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006. These changes in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.
     Operating Expenses
The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Personnel	$869	$1,007	$(138)	$2,998	$3,256	$(258)
Legal and professional	410	668	(258)	1,368	2,197	(829)
General and administrative	256	247	9	1,276	869	407
Depreciation and amortization	154	178	(24)	461	528	(67)
Occupancy	80	92	(12)	233	234	(1)
Technology	104	212	(108)	413	947	(534)
Financing	256	120	136	558	324	234
Other	195	160	35	493	521	(28)

Total expenses	$2,324	$2,684	$(360)	$7,800	$8,876	$(1,076)

     Operating expenses for the three and nine months ended September 30, 2007, decreased from the same periods in 2006. The major changes within operating expenses were in personnel, legal and professional, general and administrative, technology and financing.
•	Personnel costs have decreased due to overall reductions in headcount during the latter part of 2006 and throughout 2007.

•	Legal and professional fees decreased due to higher legal fees incurred in 2006 in connection with a claim against the Company and higher fees in 2006 for consulting services in connection with compliance with Sarbanes Oxley requirements. In addition, the decrease for the nine month period was also impacted by additional audit fees incurred in 2006 in connection with the audit of our 2005 financial statements. Such additional fees were not incurred in 2007 in connection with the audit of our 2006 financial statements.

•	General and administrative expenses increased for the nine month period in connection with litigation settlement costs that were charged to expense in the first quarter of 2007.

•	Technology costs decreased due to the overall decrease in technology revenue and related activities.

•	Financing costs increased due to increases in the non-use fee for our $200 million committed line of credit as the initial ramp-up period during the latter half of 2006 and the beginning of 2007 expired and we have not utilized the facility.
     Discontinued Operations
     Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January 2007. The income from discontinued operations for the nine months ended September 30, 2007 includes a gain on sale of $1.3 million.
     Additional Analysis of REIT Investment Portfolio
          Investment Portfolio Assets and Related Liabilities
     The following tables reflect the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage Loans
Held for sale	$—	0.00%	$—	0.00%
Collateral for CMO	6,902	6.37%	11,749	6.91%
Agency MBS	50,826	5.89%	114,202	5.81%
Subordinate MBS	142,660	14.34%	152,004	11.85%

	200,388	11.93%	277,955	9.16%

Investment portfolio liabilities:
CMO borrowing	4,456	6.01%	9,009	7.10%
Repurchase Agreements on:
Mortgage Loans held for sale	—	0.00%	—	—
Collateral for CMO	646	7.43%	731	7.11%
Agency MBS	49,018	5.54%	106,265	5.46%
Subordinate MBS	82,976	17.23%	89,260	6.65%

	137,096	12.64%	205,265	6.06%

Net investment portfolio assets	$63,292		$72,690

Net interest spread		(0.71)%		3.10%

Yield on net portfolio assets (1)(2)		10.38%		17.92%

Ratio of portfolio liabilities to net investment		216.61%		282.38%

	Nine Months Ended September 30,
	2007		2006
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage Loans
Held for sale	$—	0.00%	$3,822	7.85%
Collateral for CMO	8,231	6.51%	12,749	6.61%
Agency MBS	88,330	5.75%	81,457	5.56%
Subordinate MBS	146,879	13.04%	132,230	12.46%

	243,440	10.18%	230,258	9.62%

Investment portfolio liabilities:
CMO borrowing	5,720	6.39%	9,937	6.48%
Repurchase Agreements on:
Mortgage Loans held for sale	—	0.00%	1,061	6.66%
Collateral for CMO	665	7.22%	745	6.80%
Agency MBS	82,333	5.39%	72,893	5.12%
Subordinate MBS	87,334	9.89%	82,432	6.30%

	176,052	7.66%	167,068	5.80%

Net investment portfolio assets	$67,388		$63,190

Net interest spread		2.52%		3.82%

Yield on net portfolio assets (1)(2)		16.75%		19.71%

Ratio of portfolio liabilities to net investment		261.25%		264.39%

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.

(2)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.
     The yield on net portfolio assets decreased for the three and nine months ended September 30, 2007, from the same periods in 2006. This decrease in yield is the result of an increase in the one-month LIBOR, which is the basis for substantially all of our financing, prior to August 10, 2007 and the higher borrowing costs associated with the Ramius Repurchase Transaction after August 10, 2007.
     Average net investment portfolio assets decreased for the three months ended September 30, 2007 from the same period in 2006 due to the significant reductions in estimated market value of our Subordinate MBS portfolio recorded during the three months ended June 30, 2007 and September 30, 2007 and the significant reduction in the size of our Agency portfolio in August of 2007.
     Average net investment portfolio assets increased for the nine months ended September 30, 2007, from the same period in 2006 primarily due to the investment of $20 million of proceeds from the issuance of trust preferred securities in November 2005. This increase is partially offset by the significant reductions in estimated market value of our Subordinate MBS portfolio recorded during the three months ended June 30, 2007 and September 30, 2007, and the significant reduction in the size or our Agency MBS portfolio in August of 2007.

          Mortgage Loans
     The following tables provide details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average asset balance	$6,902	$11,749	$8,231	$16,571
Average CMO borrowing balance	4,456	9,009	5,720	9,937
Average balance — Repurchase Agreements	646	731	665	1,806

Net investment	1,800	2,009	1,846	4,828
Average leverage ratio	73.92%	82.90%	77.57%	70.86%
Effective interest income rate	6.37%	6.91%	6.51%	6.89%
Effective interest expense rate — CMO borrowing	6.01%	7.10%	6.39%	6.48%
Effective interest expense rate — Repurchase Agreements	7.43%	7.11%	7.22%	6.72%

Net interest spread	0.18%	(0.19)%	0.04%	0.37%
Interest income	$110	$203	$402	$857
Interest expense — CMO borrowing	67	160	274	483
Interest expense — Repurchase Agreements	12	13	36	91

Net interest income	$31	$30	$92	$283

Yield	6.89%	5.97%	6.64%	7.82%

     Our Mortgage Loan portfolio net interest income and corresponding yield declined for the nine months ended September 30, 2007. In April of 2006, we sold all remaining mortgage loans that were classified as held for sale.
          Subordinate MBS
     The following tables provide details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average asset balance	$142,660	$152,004	$146,879	$132,230
Average balance — Repurchase Agreements	82,976	89,260	87,334	82,432

Net investment	59,684	62,744	59,545	49,798
Average leverage ratio	58.16%	58.72%	59.46%	62.34%
Effective interest income rate	14.34%	11.85%	13.04%	12.46%
Effective interest expense rate — Repurchase Agreements	17.23%	6.65%	9.89%	6.30%

Net interest spread	(2.89)%	5.20%	3.15%	6.16%
Interest income	$5,116	$4,503	$14,368	$12,354
Interest expense — Repurchase Agreements	3,575	1,485	6,475	3,893

Net interest income	$1,541	$3,018	$7,893	$8,461

Yield	10.33%	19.24%	17.67%	22.65%

     The Subordinate MBS portfolio’s net interest income decreased for the three and nine months ended September 30, 2007, from the same period in 2006, primarily due to the higher borrowing costs associated with the Ramius Repurchase Transaction after August 10, 2007. This decrease is partially offset by the increase in investment in this portfolio from the proceeds from our $20 million trust preferred securities offering in November of 2005.
     The Subordinate MBS portfolio’s net interest spread decreased for the three and nine months ended September 30, 2007, from the same period in 2006 due to an increase in the effective interest expense rate partially offset by an increase in the effective interest income rate. The increase in the effective interest expense rate is due to the higher borrowing costs associated with the Ramius Repurchase Transaction after August 10, 2007 and, to a lesser extent, increases in the average one-month LIBOR from the first nine months of 2006 to the first nine months of 2007. The increase in the interest income rate is due to a higher level of income accretion as the carrying value of the securities has been reduced for estimated market value adjustments.

          Agency MBS
     The following tables provide details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average asset balance	$50,826	$114,202	$88,330	$81,457
Average balance — Repurchase Agreements	49,018	106,265	82,333	72,893

Net investment	1,808	7,937	5,997	8,564
Average leverage ratio	96.44%	93.05%	93.21%	89.49%
Effective interest income rate	5.89%	5.81%	5.75%	5.56%
Effective interest expense rate — Repurchase Agreements	5.54%	5.46%	5.39%	5.12%

Net interest spread	0.35%	0.35%	0.36%	0.44%
Interest income	$749	$1,660	$3,811	$3,396
Interest expense — Repurchase Agreements	679	1,451	3,328	2,797

Net interest income	$70	$209	$483	$599

Yield	15.49%	10.53%	10.74%	9.33%

     The Agency MBS portfolio’s net interest income decreased for the three and nine months ended September 30, 2007, from the same period in 2006, primarily due to increased financing costs on the Agency MBS classified as held for sale, as these securities were financed for a longer period of time in 2007 than 2006. The Agency MBS portfolio’s net interest spread remained relatively constant for both periods.
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
     The table below reflects the net economic impact of our Agency MBS portfolio for the nine months ended September 30, 2007 (dollars in thousands):

Net interest income	$483
Loss on mark to market of mortgage assets	(902)
Loss on sale	(997)
Other gain (forward sales)	1,691

Total	$275

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

Taxable Income
     Taxable income (loss) for the nine months ended September 30, 2007, is approximately $(362,000). Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of net income (loss) can be included in taxable income (loss)) and permanent differences (refers to an element of net income (loss) that must be included or excluded from taxable income (loss)).The following table reconciles net income (loss) to estimated taxable income (loss) for the nine months ended September 30, 2007 (dollars in thousands):

Net income (loss)	$(42,272)
Add (deduct) differences:
Mark to market of mortgage assets	42,516
Sale of mortgage securities	(107)
Mark to market of freestanding derivatives	456
Net income in subsidiaries not consolidated for tax purposes — net	(1,311)
Interest income and expense adjustments for sale of securities to Ramius	107
Other	249

Estimated taxable income (loss)	$(362)

     Excluded from the taxable income (loss) shown above is a loss on the sale of the securities to Ramius under the Repurchase Transaction of approximately $69,329,000. This taxable loss is deferred until either we exercise our right to repurchase the securities, in which case the loss becomes a component of the tax cost basis of the securities repurchased, or until the right to repurchase the securities expires, in which case the loss becomes realized and subject to capital loss limitations.
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
     Under the Repurchase Transaction, we have agreed with Ramius that we intend to treat the Repurchase Transaction as a sale of securities for U.S. federal income tax purposes. We and Ramius agreed to file all tax returns consistent with such intent and not to take any contrary position unless required by applicable law. Under the Repurchase Transaction we have the right, on August 9, 2008, to repurchase the securities under the Repurchase Transaction for approximately $85 million assuming all other conditions have been satisfied (“the Repurchase Right”). In addition, we have the right to receive Monthly Additional Repurchase Price Payments equal to the excess of all interest payments received on the securities under the Repurchase Transaction in excess of $810,000 (the “Monthly Payments Right”).
     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, we will not be treated as owning the securities for the purposes of determining whether we have complied with the requirement under Section 856(c)(4) of the Internal Revenue Code that at least 75 percent of the value of our total assets are represented by real estate assets, cash, cash equivalents and Government securities at the end of each calendar quarter (“75% Requirement”). However, the Repurchase Right and the Monthly Payments Right would be considered assets for purposes of determining whether we satisfy the 75% Requirement.

     We intend to treat the Repurchase Right as a qualifying real estate asset for purposes of the 75% Requirement and to treat the Monthly Payments Right as a non-qualifying asset. Counsel has advised that it is uncertain whether the Repurchase Right constitutes a qualifying real estate asset for purposes of the 75% Requirement and that our position may not be upheld if challenged by the IRS. If the IRS were to deem that the Repurchase Right is not a qualifying asset for purposes of the 75% Requirement, and the value of the Repurchase Right together with our other non-qualifying assets exceeds 25% of our assets, then we would not have satisfied the 75% Requirement for the quarter ended September 30, 2007, or in any future quarter in which the value of the Repurchase Right together with our other non-qualifying assets exceeds 25% of our assets. We have obtained an independent valuation of the Repurchase Right under the Repurchase Transaction as of September 30, 2007. Based upon this valuation, we believe that we have satisfied the 75% Requirement for the quarter ended September 30, 2007 even if the Repurchase Right is a non-qualifying asset. However, this valuation may be subject to challenge by the IRS, and there can be no assurance that the valuation would be upheld in the event of such challenge. Further, the value of the Repurchase Right is expected to increase each quarter as the exercise date of the Repurchase Right approaches. As a result, if the Repurchase Right were to be treated as a non-qualifying asset for the 75% Requirement, we may not be able to satisfy the 75% Requirement in future quarters based on the increasing values.
     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, we will not be treated as receiving the income from the securities for the purposes of determining whether we have complied with the requirement under Section 856(c)(2) of the Internal Revenue Code that at least 95% of our gross income, on an annual basis, is derived from dividends, interest, rents from real property, gain from the sale of stock, securities and real property, and certain other types of income (“95% Requirement”). However, we will be treated as receiving the payments under the Monthly Payments Right.
     We intend to treat the Monthly Payments Right as additional sales proceeds under the Repurchase Transaction with a portion of the amounts to be received treated as imputed interest. We intend to treat only the portion of the payments treated as imputed interest as gross income for purposes of the 95% Requirement. However, counsel has advised that it is uncertain whether the Monthly Payments Right should be treated as additional sales proceeds or whether any portion of the payments received under the Monthly Payments Right is qualifying income for the purposes of determining whether we have complied with the 95% Requirement and that our positions may not be upheld if challenged by the IRS. If the payments under the Monthly Payments Right are treated as income that is not qualifying income for the purposes of determining whether we have complied with the 95% Requirement, then it is likely that we will not be able to satisfy the 95% Requirement for our taxable year ended December 31, 2007.
     We have not sought a ruling from the Internal Revenue Service with respect to the characterization of the Repurchase Transaction as a sale of securities for federal income tax purposes, the qualification of the Repurchase Right as a qualifying asset for purposes of the 75% Requirement, nor the qualification of the payments under the Monthly Payments Right as either additional sales proceeds or qualifying income under the 95% Requirement.
     If we fail to satisfy either the 75% Requirement or the 95% Requirement, then we will not qualify as a REIT for our taxable year ended December 31, 2007 unless we are eligible for relief under one or more provisions of the Internal Revenue Code and pay a penalty tax. If we did not qualify as a REIT for 2007, there would be significant adverse consequences to us and our shareholders, including:
•	we would not be allowed a deduction for distributions to our shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates (currently we estimate that that we would have no taxable income for 2007; however, we would be subject to tax in subsequent years when we have taxable income);

•	we could be subject to the U.S. federal alternative minimum tax, if any, and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, we could not elect to be taxed as a REIT until 2012.
In addition, if we are not a REIT for 2007 and subsequent years, we will not be required to make distributions to our shareholders, and all distributions to shareholders for 2007 and subsequent years will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits.
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

     Through our use of short-term financing using Repurchase Agreements that revolved on a 30-day basis, we had exposure to market-driven liquidity events. As lenders used the declining market prices to value the securities financed, we were required to reduce with cash the amounts we borrowed. In some cases, lenders called for deposits of cash (“margin calls”) after an evaluation of recent fair value changes and before the maturity date of our Repurchase Agreement with them, which was usually 30 days from the origination or last roll. Through August 9, 2007, our lenders were regularly requiring us to repay a portion of amounts borrowed under our Repurchase Agreements. Although no lender terminated its Repurchase Agreement with us during the period prior to August 9, 2007, these repayments were a significant drain on our available cash. The increasing frequency and amount of required repayments in the period immediately prior to August 9, 2007 posed a threat to our ability to maintain our portfolio of Subordinate MBS. In response to these deteriorating market conditions, on August 10, 2007, we entered into a one-year fixed-rate financing facility for the full amount of the then outstanding Repurchase Agreement balances of approximately $81 million and we repaid substantially all of our then outstanding Repurchase Agreements.
     On August 10, 2007, we entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (“Ramius”), in connection with a repurchase transaction with respect to our portfolio of Subordinate MBS. The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year and contains no margin or call features. The Repurchase Transaction replaces substantially all of our outstanding Repurchase Agreements, both committed and non-committed, which previously financed our Subordinate MBS. However, the $20 million Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc. and us dated March 27, 2000, as amended, remains in place, as does our $200 million Master Repurchase Agreement dated September 22, 2006, by and between us and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.
     Pursuant to the Repurchase Transaction, we pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of our common stock (equal to approximately 7.4% of our outstanding equity), all of which have been issued.
     If we default under the Repurchase Transaction, Ramius has customary remedies, including demanding that all assets be repurchased by us and retaining and/or selling the assets.
     Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, will be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest actually paid on the purchased securities (whether or not held by the Buyer), since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to us since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is further defined as the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest actually paid on the purchased securities (whether or not held by the Buyer), since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.
     Our current operations under this Repurchase Transaction are not cash flow positive. At the termination of the agreement on August 9, 2008, we are required to repay the outstanding principal through cash or in-kind securities. We are seeking additional capital and are in discussions with potential investors, but no commitments or agreements have been reached. Additional sources of capital are required for us to generate positive cash flow and continue operations in the long-term, including retiring the Repurchase Transaction.

     The following pro forma financial information is net interest income for the three and nine months ended September 30, 2007, as if the Repurchase Transaction was completed as of January 1, 2007 (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Net interest income as reported	$948	$6,461
Add back: Subordinate MBS portfolio interest expense, as reported	3,575	6,475

	4,523	12,936

Deduct: Subordinate MBS portfolio coupon interest expense for the Repurchase Transaction	(2,430)	(7,290)
Deduct: Subordinate MBS portfolio interest expense, debt discount amortization (1) (2)	(2,286)	(6,858)

	(4,716)	(14,148)

Net interest income (loss), pro forma	$(193)	$(1,212)

(1)	The calculation of debt discount and corresponding amortization is an estimate of the amounts.

(2)	The component of the debt discount based upon the Company’s stock was valued as of the actual date of the closing, August 10, 2007.
     Our cash and cash equivalents as of September 30, 2007 decreased by $5.4 million from December 31, 2006. This decrease is due to paydowns on our Repurchase Agreements, partially offset by principal and interest payments received on MBS, proceeds from the sale of various securities and sales of our Agency MBS.
     In connection with the two committed borrowing facilities, we are required to maintain certain levels of cash and cash equivalents, tangible net worth, debt to tangible net worth and profitability. As of September 30, 2007, we were not in compliance with two of the covenants of our $20 million financing facility. Our agreement provides that we shall insure that, at all times, we maintain Tangible Net Worth of not less than $56,000,000, of which a minimum of $38,000,000 shall be comprised of Stockholders’ Equity (the “Maintenance of Tangible Net Worth Covenant”). In October 2007, we obtained, at no cost, a waiver of the Maintenance of Tangible Net Worth Covenant from the lender for the duration of 2007. In addition, as of September 30, 2007, our tangible net worth, as defined in our $200 million financing facility, is below the contractual level which allows us to finance the purchase of prime residential mortgage loans. Although the lender has not yet notified us that it intends to exercise any remedies due to our failure to maintain the required tangible net worth, such failure is a Static Pool Event under the agreement and basically prohibits drawing funds under the agreement without a waiver or cure of the covenant.
     We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.
Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of September 30, 2007, we have sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If we do not form and issue a collateralized debt obligation, the warehouse agreement will expire and we will be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry in the first nine months of 2007 and the lack of excess funds available to us, we have determined it is doubtful we can successfully issue the collateralized debt obligation in the short-term. As a result, we have recorded an expense of $483,000 for the nine months ended September 30, 2007 for the estimated cost of closing this facility as of September 30, 2007. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of September 30, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.

     We have forward commitments to sell mortgage-backed securities. As of September 30, 2007, we had a commitment to sell $30 million of to be announced Agency MBS in October 2007. The excess of the futures sales price over the market value of the securities as of September 30, 2007, is approximately $216,000, which is recorded in other assets. The forward sales commitments were settled in October 2007 with offsetting purchase commitments.
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, the notional amount of the interest rate caps exceed the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to the fair market value of approximately $3,000 at September 30, 2007.
     As of September 30, 2007, we retained the credit risk on $2.8 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative Disclosure About Market Risk
     We believe our quantitative risk as of September 30, 2007, has not materially changed from our disclosure under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.
Qualitative Disclosure About Market Risk
     Our primary investments are our Mortgage Loan, Subordinate MBS and Agency MBS portfolios. We divide market risk into the four following areas: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect our assets and maintain the dividend policy.
Credit Risk
     We believe a principal risk to our investment strategy is the credit performance of the domestic, residential mortgage market. The credit exposure generally represents the amount of the mortgage loan in excess of the underlying real estate value, plus advances including carrying and maintenance costs that cannot be recouped from the homeowner for severely delinquent mortgage loans and foreclosures.
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
     Losses allocated to our retained subordinate bonds for the three and nine months ended September 30, 2007 and 2006 were nominal. The loan loss allowance as of September 30, 2007 totaled $0.2 million.

  Subordinate MBS Portfolio
     We have leveraged credit risk in our Subordinate MBS portfolio through investments in the non-investment grade classes of securities, which are collateralized by prime jumbo residential mortgage loans. These classes are the first to be impacted by losses on the underlying mortgage loans as their par values are written down by losses before higher-rated classes. Effectively, we are the guarantor of the higher-rated bonds, to the extent of the carrying value on the Subordinate MBS portfolio. On occasion, we will purchase subordinate bonds without owning the corresponding lower-rated class(es).
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
     We manage credit risk through detailed investment analysis both before purchasing subordinate securities and on an ongoing basis. Before subordinate securities are purchased we analyze the collateral using both internally developed and third party analytics, review deal structures and issuance documentation, review the servicer for acceptability and verify that the bonds are modeled on a widely used valuation system. Updated loan level collateral files are reviewed on a monthly basis for favorable and unfavorable credit performance and trends. Bonds that do not meet our credit criteria may be sold in a competitive bidding process (under our current credit facility, established by the Repurchase Transaction, when possible, the security would be replaced with a security that is substantially the same).
     Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the securities par value and amortized cost. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.
     During the first three quarters of 2007, credit spreads on subordinate bonds collateralized by prime-quality mortgage loans widened between 400 and 2,000 basis points, depending on the bond’s credit rating. The majority of the credit spread widening occurred during the third quarter of 2007. This increase in credit spreads has caused the portfolio value to decline approximately $44.0 million from December 31, 2006.
     The widening of credit spreads is attributable to several factors that we have observed in the mortgage markets:
•	poor economic performance of bonds collateralized by sub-prime mortgage loans

•	weakening residential housing markets in the form of lower market values and fewer sales

•	increasing mortgage delinquency rates

•	lower liquidity in the Collateralized Debt Obligation markets in the form of lesser demand from issuers and other investment managers.
     A direct effect of this credit spread widening was a substantial contraction in both the cost and availability of financing for all non-Agency mortgage-backed securities, including subordinate bonds collateralized by prime-quality mortgage loans.
     As of September 30, 2007 credit spreads for subordinate bonds collateralized by prime-quality mortgage loans were at the widest levels experienced since the Company began investing in this sector in the first half of 1999.

     The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	September 30, 2007				December 31, 2006
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%
Current	$39,292,579	99.04%	74,673	98.96%	$46,111,855	99.42%	85,783	99.40%
30-59 days delinquent	206,283	0.52%	407	0.54%	189,117	0.41%	361	0.42%
60-89 days delinquent	54,524	0.14%	113	0.15%	36,315	0.08%	67	0.08%
90+ days delinquent	37,450	0.09%	81	0.11%	20,779	0.04%	44	0.05%
Foreclosure	56,011	0.14%	116	0.15%	18,208	0.04%	44	0.05%
Real Estate Owned	28,383	0.07%	65	0.09%	3,441	0.01%	6	0.01%
     We had losses of approximately $635,000 and $4,000 allocated to our Subordinate MBS portfolio for the nine months ended September 30, 2007 and 2006, respectively, excluding approximately $222,000 of losses incurred in September 2006 and reversed in January 2007.
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
Subordinate MBS Portfolio
     Our Subordinate MBS portfolio is currently funded with a fixed-rate and fixed term Repurchase Agreement through August 9, 2008, which has eliminated variability in our interest expense. To the extent we enter into new Repurchase Agreements that re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin for a subordinate security that is not also re-pricing on a monthly basis to one-month LIBOR, there is the potential for variability in our net interest income.

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
     We manage the market value risk through management of the other market risks described above and analysis of other asset specific attributes. We selectively sell assets that do not meet our risk management guidelines and/or performance requirements. We manage the risk of increased financing margin requirements by maintaining a liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements if the value of our assets decline. Until August of 2007, our liquidity proved to be adequate. Later however, it was inadequate to support traditional financing arrangements because of unprecedented rapidly declining market values for the Subordinate MBS securities and demands from lenders for similarly rapid reduction in borrowings that required our cash. Under our current Repurchase Transaction which finances our Subordinate MBS portfolio through August 9, 2008, there are no calls related to declines in market values of the portfolio. This eliminates the need for our traditional liquidity requirements related to the portfolio financing.
Mortgage Loan Portfolio
     Our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of the Mortgage Loan portfolio cannot trigger margin requirements. Mortgage Loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage Loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage Loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. Determination of market value is established by third party market prices or internal projections. As of September 30, 2007, one bond from the 2000-A securitization is financed through a $0.7 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.
Subordinate MBS Portfolio
     Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other than temporary would be charged to income through impairment expense. Determination of market value is established through internally generated valuations. For the nine months ended September 30, 2007, we have observed significant declines in the estimated market value of our securities and have recorded these declines as impairment expense. See the Current Market Conditions and Material Events section for further information.
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
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In particular, we previously disclosed in our Form 10-K the following Risks Related to Our Business:
o	Mortgage-related assets are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud;

o	We may be unable to renew our borrowings at favorable rates or maintain longer-term financing, which may affect our profitability;

o	Our profitability depends on the availability and prices of mortgage assets that meet our investment criteria;

o	We are subject to various obligations related to our use of, and dependence on, debt;

o	The loss of any of our executive officers could adversely affect our operating performance.
     The following supplements and updates the above-mentioned previously-disclosed risk factors, in light of the recent disruptions in the capital market and the mortgage industry:
Deteriorating debt and secondary mortgage market conditions have had and may continue to have a material adverse impact on our earnings and financial condition.
     Beginning in the second quarter of 2007 the mortgage industry and the residential housing market were adversely affected as home prices declined and delinquencies increased, particularly in the sub-prime mortgage industry. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. We have significant financing needs that we meet through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and continue to have an adverse impact on the Company’s earnings and financial condition.
     Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost, and reduce the availability of debt may continue or worsen in the future. We recently entered into a Master Repurchase Agreement with RCG PB, Ltd., an affiliate of Ramius Capital Group, LLC (“Ramius”) (the “Repurchase Transaction”), through which we expect will assist us in mitigating the impact of the debt market disruptions. However, the term of the Repurchase Transaction is for one year at a cost that causes us to be cash-flow negative. There can be no assurances that we will be able to renew this facility after one year on favorable terms (providing positive cash-flow), or obtain replacement financing if we cannot renew this facility. If overall market conditions continue to deteriorate and result in additional substantial declines in the value of the assets which we use to collateralize our secured borrowing arrangements, sufficient capital may not be available to support the continued ownership of our investments, requiring certain assets to be sold at a loss.
     The secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future and have, and continue to have, an adverse impact on our earnings and financial condition including our ability to continue as a going concern.
Further reductions in our workforce could adversely affect our operating performance and/or our ability to generate and issue timely financial information.
     Primarily as a result of the January 2007 sale of the assets of our primary operating subsidiary, and due to attrition, our workforce has been reduced to approximately 17 employees. A further loss of employees within a relatively short time period, together with our inability to replace these employees with comparably skilled employees within a reasonable timeframe, could adversely affect our operations and/or we could experience delays in generating and issuing financial information.

     We previously disclosed in our Form 10-K the following Risks Related to Our Status as a REIT and Our 40 Act Exemption: Regulation as an investment company could materially and adversely affect our business; efforts to avoid regulation as an investment company could limit our operations; If we do not maintain our status as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.
     The following supplements and updates the above-mentioned previously-disclosed risk factors, in light of the recent and unprecedented disruptions in the capital market and the mortgage industry:
Our failure to comply with the Investment Company Act of 1940 could materially and adversely affect the Company’s financial condition and results of operations.
     On August 15, 2007, we sold our entire portfolio of Agency MBS. This portfolio was held primarily to meet certain exemptive provisions of the 40 Act. The sales were necessary in order to generate additional liquidity and to close existing borrowing positions with lenders that was a condition of the consummation of the Repurchase Transaction. On August 29, 2007, we financed the acquisition of approximately $30 million of Agency MBS with 30-day revolving Repurchase Agreements. As a result, we maintained compliance with the 40 Act during the quarter ended September 30, 2007.
     The Repurchase Agreement relating to the Agency MBS, which we purchased on August 29, 2007, is for a 30-day revolving period, can be terminated by the lender on any renewal date, and is subject to partial repayments based upon market values and changes in the borrowing percentages. If this Repurchase Agreement is terminated, we may not be able to obtain financing for Agency MBS with any other lender. In addition, we may not have enough funds that would allow us to own a sufficient amount of Agency MBS or mortgage loans to maintain compliance with the 40 Act. If the Company is unable to maintain compliance with the 40 Act, the Company could, among other things, change the manner in which the Company conducts its operations, or register as an investment company under the 40 Act, either of which could have a material adverse effect on our operations, our governance costs and the market price for our common stock.
If certain tax positions we intend to take regarding the Repurchase Transaction with Ramius are challenged by the Internal Revenue Service, it could result in adverse tax consequences to us and could affect our status as a REIT.
     Under the Repurchase Transaction, we have agreed with Ramius that we intend to treat the Repurchase Transaction as a sale of securities for U.S. federal income tax purposes. We and Ramius agreed to file all tax returns consistent with such intent and not to take any contrary position unless required by applicable law. Under the Repurchase Transaction we have the right, on August 9, 2008, to repurchase the securities under the Repurchase Transaction for approximately $85 million assuming all other conditions have been satisfied (“the Repurchase Right”). In addition, we have the right to receive Monthly Additional Repurchase Price Payments equal to the excess of all interest payments received on the securities under the Repurchase Transaction in excess of $810,000 (the “Monthly Payments Right”).
     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, we will not be treated as owning the securities for the purposes of determining whether we have complied with the requirement under Section 856(c)(4) of the Internal Revenue Code that at least 75 percent of the value of our total assets are represented by real estate assets, cash, cash equivalents and Government securities at the end of each calendar quarter (“75% Requirement”). However, the Repurchase Right and the Monthly Payments Right would be considered assets for purposes of determining whether we satisfy the 75% Requirement.

     We intend to treat the Repurchase Right as a qualifying real estate asset for purposes of the 75% Requirement and to treat the Monthly Payments Right as a non-qualifying asset. Counsel has advised that it is uncertain whether the Repurchase Right constitutes a qualifying real estate asset for purposes of the 75% Requirement and that our position may not be upheld if challenged by the IRS. If the IRS were to deem that the Repurchase Right is not a qualifying asset for purposes of the 75% Requirement, and the value of the Repurchase Right together with our other non-qualifying assets exceeds 25% of our assets, then we would not have satisfied the 75% Requirement for the quarter ended September 30, 2007, or in any future quarter in which the value of the Repurchase Right together with our other non-qualifying assets exceeds 25% of our assets. We have obtained an independent valuation of the Repurchase Right under the Repurchase Transaction as of September 30, 2007. Based upon this valuation, we believe that we have satisfied the 75% Requirement for the quarter ended September 30, 2007 even if the Repurchase Right is a non-qualifying asset. However, this valuation may be subject to challenge by the IRS, and there can be no assurance that the valuation would be upheld in the event of such challenge. Further, the value of the Repurchase Right is expected to increase each quarter as the exercise date of the Repurchase Right approaches. As a result, if the Repurchase Right were to be treated as a non-qualifying asset for the 75% Requirement, we may not be able to satisfy the 75% Requirement in future quarters based on the increasing values.
     If the Repurchase Transaction is treated as a sale of securities for federal income tax purposes, we will not be treated as receiving the income from the securities for the purposes of determining whether we have complied with the requirement under Section 856(c)(2) of the Internal Revenue Code that at least 95% of our gross income, on an annual basis, is derived from dividends, interest, rents from real property, gain from the sale of stock, securities and real property, and certain other types of income (“95% Requirement”). However, we will be treated as receiving the payments under the Monthly Payments Right.
     We intend to treat the Monthly Payments Right as additional sales proceeds under the Repurchase Transaction with a portion of the amounts to be received treated as imputed interest. We intend to treat only the portion of the payments treated as imputed interest as gross income for purposes of the 95% Requirement. However, counsel has advised that it is uncertain whether the Monthly Payments Right should be treated as additional sales proceeds or whether any portion of the payments received under the Monthly Payments Right is qualifying income for the purposes of determining whether we have complied with the 95% Requirement and that our positions may not be upheld if challenged by the IRS. If the payments under the Monthly Payments Right are treated as income that is not qualifying income for the purposes of determining whether we have complied with the 95% Requirement, then it is likely that we will not be able satisfy the 95% Requirement for our taxable year ended December 31, 2007.
     We have not sought a ruling from the Internal Revenue Service with respect to the characterization of the Repurchase Transaction as a sale of securities for federal income tax purposes, the qualification of the Repurchase Right as a qualifying asset for purposes of the 75% Requirement, nor the qualification of the payments under the Monthly Payments Right as either additional sales proceeds or qualifying income under the 95% Requirement.
     If we fail to satisfy either the 75% Requirement or the 95% Requirement, then we will not qualify as a REIT for our taxable year ended December 31, 2007 unless we are eligible for relief under one or more provisions of the Internal Revenue Code and pay a penalty tax. If we did not qualify as a REIT for 2007, there would be significant adverse consequences to us and our shareholders, including:
•	we would not be allowed a deduction for distributions to our shareholders in computing taxable income and would be subject to U.S. federal income tax at regular corporate rates (currently we estimate that that we would have no taxable income for 2007; however, we would be subject to tax in subsequent years when we have taxable income);

•	we could be subject to the U.S. federal alternative minimum tax, if any, and possibly increased state and local taxes; and

•	unless statutory relief provisions apply, we could not elect to be taxed as a REIT until 2012.
In addition, if we are not a REIT for 2007 and subsequent years, we will not be required to make distributions to our shareholders, and all distributions to shareholders for 2007 and subsequent years will be subject to tax as regular corporate dividends to the extent of current and accumulated earnings and profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the Repurchase Transaction, the Company issued 600,000 shares of its common stock to Ramius on August 23, 2007, upon the approval of such shares for listing on the American Stock Exchange. See the Company’s Current Report on Form 8-K, as filed with the SEC on August 16, 2007 for a description of this issuance.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     In its Current Report on Form 8-K (the “Original 8-K”) filed on August 16, 2007, the Company reported that on August 10, 2007 it had entered into a Master Repurchase Agreement (the “Master Agreement”) and related Annex I thereto (“Annex I” and, together with the “Master Agreement,” the “MRA”) with RCG PB, Ltd (“Ramius”), an affiliate of Ramius Capital Group, LLC, in connection with a repurchase transaction with respect to the Company’s portfolio of subordinate mortgage-backed-securities.
     On October 3, 2007, the Company entered into an Amended and Restated Annex I to the Master Agreement (the “Amended Annex I”) with Ramius. The Amended Annex I amended Annex I to provide specifically that Ramius may sell the securities subject to the MRA and may satisfy its redelivery obligation by delivering substantially similar securities instead of the specific securities sold to it by the Company under the MRA. All of the other material terms of the MRA described in the Original 8-K remain in effect under the Master Agreement and the Amended Annex I.
     On November 13, 2007, the Company entered into a Second Amended and Restated Annex I to the Master Agreement (the “Second Amended Annex I”) with Ramius. The Second Amended Annex I amends Annex I to make a technical correction to the language which addressed Ramius’ right to satisfy its redelivery obligation by delivering securities which are “substantially the same” as the specific securities sold to it by the Company under the MRA. All of the other material terms of the MRA described in the Original 8-K remain in effect under the Master Agreement, the Amended Annex I and the Second Amended Annex I.
     A copy of the Master Agreement and Second Amended Annex I thereto is attached as Exhibit 10.38.11 hereto and incorporated herein by reference.
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

Dated: November 19, 2007

	By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Dated: November 19, 2007

EXHIBIT INDEX

Exhibit	Description
2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(8)	Amended Articles of Incorporation of Registrant, as amended

3.2(30)	Bylaws of Registrant, as amended on November 1, 2007

4.1(1)	Specimen Common Stock Certificate of Registrant

4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9(19)	Form of Floating Rate TRUPS(R) Certificate issued November 4, 2005

10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)	1999 Equity Incentive Plan

10.8(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and John A. Burchett

10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.9(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Irma N. Tavares

10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.10(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and Joyce S. Mizerak

10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.10.2 (25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.

10.11(7)	Amended and Restated Employment Agreement effective as of July 1, 2002, by and between Registrant and George J. Ostendorf

10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2. (25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

Exhibit	Description
10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

Exhibit	Description
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Financial Products, Inc.

10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Financial Products, Inc.

10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Financial Products, Inc.

10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.13(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.14(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.31.15(31)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Financial Products, Inc.

10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004

10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

Exhibit	Description
10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.

10.38.7 (25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

10.38.8 (28)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller, dated as of August 10, 2007.

10.38.9 (28)	Stock Purchase Agreement between RCG, Ltd. and Hanover Capital Mortgage Holdings, Inc., dated August 10, 2007

10.38.10 (29)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

10.38.11 (31)	Master Repurchase Agreement, dated as of August 10, 2007, and Second Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

16.1(11)	Letter from Deloitte & Touche LLP, dated February 23, 2004

31.1(31)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (31)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (32)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(29)	Incorporated herein by reference to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(30)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(31)	Filed herewith.

(32)	Furnished herewith.