Form 10-K
period 2007-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2008-04-02
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	13-3950486 (I.R.S. Employer Identification No.)

200 Metroplex Drive, Suite 100, Edison, NJ (Address of principal executive offices)	08817 (Zip Code)

(732) 548-0101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2007, was $34,324,000.

The registrant had 8,658,562 shares of common stock outstanding as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year, are incorporated by reference into Part III.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expectations. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of this Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

The Company

Hanover Capital Mortgage Holdings, Inc. (“We “ or the “Company”) is a specialty finance company whose principal business is to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. We avoid investments in sub-prime and Alt-A loans or securities collateralized by sub-prime or Alt-A loans. We leverage our purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, are currently under a single Repurchase Agreement for a one-year fixed term basis that expires in August 2008. We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes. We have one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”).

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $80 million for the year ended December 31, 2007 and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

We have taken the following actions to progress through these unprecedented market conditions:

•	In August 2007, we converted the short-term revolving financing for our primary portfolio to a fixed-term financing agreement that is due August 9, 2008. See Note 9 to our Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On our $20 million committed line of credit, we had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and agreed with the lender to repay this obligation on April 10, 2008. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, we were in violation of certain financial covenants of both our $20 million committed line of credit and our $200 million committed line of credit. See Note 9 and Note 19 to the Consolidated Financial Statements for additional information.

•	We are currently seeking additional capital and are utilizing an investment advisor for this purpose. Although no formal agreements have been reached, we are in discussion with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.

•	We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 19 to our Consolidated Financial Statements for additional information.

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

The Company’s principal executive office is located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. The Company also maintains an office at 55 Broadway, Suite 3002, New York, NY 10006. The Company is a Maryland corporation organized in 1997.

As further discussed under “Developments in 2007” in this section, we had several significant events and transactions during the year ended December 31, 2007.

REIT Operations

General

Our principal business is to generate net interest income by investing in subordinate mortgage-backed securities (“Subordinate MBS”) collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. Our primary strategy is to purchase the junior tranches of prime residential mortgage securitizations, which are exposed to the first credit losses of the underlying loan pool (“non-investment grade” or “first loss” tranches), and generally represent under 1% of the total principal balance of all loans in the pool. The collateral underlying the securitizations in which we invest is comprised of prime, jumbo single-family mortgage loans that are usually conforming, except for loan size.

The Subordinate MBS trade in the marketplace at substantial discounts to par value and, therefore, the earnings potential of these securities is much greater. By way of example, if a $1,000 series security were purchased at a 50% discount to par, or $500, the security’s stated interest rate would apply to the entire $1,000 until losses, if any, erode the principal amount. As a result, these securities provide a much higher effective return because we paid less than par to acquire the security. We believe that we have the experience, knowledge, and technical ability to actively evaluate and monitor the risks associated with these investments and, therefore, can minimize the losses that might otherwise be incurred by a passive or less knowledgeable investor, although there is no assurance that we will be successful.

The following table provides an illustration of a typical securitization structure, with hypothetical amounts and identification of our primary investment focus:

We attempt to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through Repurchase Agreements. Historically, the borrowings under these Repurchase Agreements were on a 30-day revolving basis and were generally at 50 to 97 percent of the security’s fair market value, depending on the security, and were adjusted to market value each month as the Repurchase Agreements were re-established. On August 10, 2007, we entered into a new Master Repurchase Agreement with a single lender and repaid substantially all of our then outstanding Repurchase Agreements. This new Master Repurchase Agreement has a term of one year, is not adjusted to market value, and has a higher effective interest rate than our previous borrowings. Currently, there is limited availability of repurchase financing for our type of investments.

Although we have never utilized a securitization such as Collateralized Debt Obligations (“CDO’s”), we may use CDO’s or other similar securitizations as a source of funding for investments in Subordinate MBS if the capital markets improve. In such a securitization, investments in Subordinate MBS are sold to an independent securitization entity that creates securities backed by those assets, the CDO’s, and sells these newly-created securities to both domestic and international investors. Most of the securities created and sold will receive the highest credit rating of AAA, so the interest paid out is relatively low. We would expect to typically generate a profit from these securitization entities, consisting of the yield on the securitized assets less the interest payments made to the holders of the CDO securities sold. Currently, the CDO market is inactive.

We may purchase mortgage loans that are offered for sale in pools of loans. Often these pools of loans contain a mixture of loans that meet our investment parameters and some that do not. By using our experience, knowledge, and technology to evaluate and stratify these mortgage loans, we identify and put into a separate pool, or pools, the loans that do not meet our investment parameters. These loans are sold in the marketplace and the remaining mortgage loans, those that meet our investment parameters, are held for investment purposes.

Depending on market conditions and the quality of mortgage loans available for purchase in the marketplace, we may pool certain investment mortgages, mortgages that have met our investment parameters, and cause them to become collateral for a Collateralized Mortgage Obligation (“CMO”). The CMO is usually divided into several maturity classes, called series or tranches that are sold to investors and that have varying degrees of claims on any cash flows or losses on the mortgage loans held as collateral. In such securitizations, our intent is to hold or retain for investment purposes the highest risk series or tranches. The highest risk series often are charged with losses before the other series and receive cash flows after the other series with higher priority on cash flows are paid. The investment cost in these higher risk securities are substantially discounted from the par value and, consistent with the previous example, are a potentially higher interest earning security.

We invest in whole-pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”). Only Agency MBS that represent an entire pool of mortgages, not just part of a pool of mortgages, are purchased. These securities are purchased when our monitoring model of limits for exemption under the Investment Company Act of 1940 (the “40 Act”) suggests that the total assets represented by qualifying real estate investments may need to be supported by additional purchases of Agency MBS. Such assets are sold when our other qualifying real estate investments are of sufficient amounts to maintain the exemptive limits. These Agency MBS are readily marketable and contain guarantees by the sponsoring agency such that credit risks are minimal.

We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and we do not deal directly with consumers.

On August 15, 2007, we sold our entire portfolio of Agency MBS. This portfolio was held primarily to meet certain exemptive provisions of the 40 Act. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders. On August 29, 2007, the Company separately financed the acquisition of approximately $30 million of Agency MBS with a 30-day revolving Repurchase Agreement. As a result, the Company maintained compliance with the 40 Act during the year ended December 31, 2007.

Revolving Repurchase Agreements — Financing

We finance purchases of mortgage-related assets with equity and short-term borrowings through Repurchase Agreements. Generally, upon repayment of each borrowing, the mortgage asset used to secure the borrowing will immediately be pledged to secure a new Repurchase Agreement.

A Repurchase Agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage-related assets as collateral to secure a short-term loan. Generally, the counterparty to the agreement will lend an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the Repurchase Agreement, we repay the loan and reclaim our collateral or enter into a new Repurchase Agreement. Under Repurchase Agreements, we retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which holders of the collateral would ordinarily vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.

To reduce our exposure to the liquidity and credit risk of Repurchase Agreements, we historically entered into these arrangements with several different counterparties. We monitor our exposure to the financial condition of the counterparty on a regular basis, including the percentage of our mortgage securities that are the subject of Repurchase Agreements with a single lender.

Our Repurchase Agreement borrowings bear short-term (one year or less) fixed interest rates indexed to the one-month London Interbank Offered Rate Index (“LIBOR”), plus a margin ranging from 0 to 200 basis points depending on the overall quality of the mortgage-related assets. Generally, the Repurchase Agreements require us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require us to repay a significant portion of the borrowings, pledge additional collateral to the loan, or sell assets to reduce the borrowings. We attempt to minimize the impact of these severities by the use of the capital allocation guidelines discussed below.

See “Capital Allocation Guidelines (CAG) — Liquidity Policy” and “Developments in 2007” in this section for additional information.

Currently, there is limited availability of repurchase financing for our type of investments.

Fixed Term Repurchase Agreements — Financing

On August 10, 2007, we entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (“Ramius”), in connection with a repurchase transaction with respect to our Subordinate MBS (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year and contains no margin or call features. The Repurchase Transaction replaced substantially all of the our then outstanding Repurchase Agreements, both committed and non-committed, which previously financed our Subordinate MBS.

Pursuant to the Repurchase Transaction, we are required to pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of our common stock (equal to approximately 7.4% of our outstanding equity).

Investment Management

We believe that our portfolio management processes are influenced by four primary investment risks associated with the types of investments we make: credit risk (including counterparty risk), interest rate risk, prepayment risk and liquidity risk. In order to maximize our net interest income, we believe we have developed an effective asset/liability management program to provide a level of protection against the costs of credit, interest rate, prepayment and liquidity risks, however, no strategy can completely insulate us from these risks.

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

We attempt to reduce counterparty risk by periodically evaluating the credit worthiness of sellers, servicers, and sponsors of prime Subordinate MBS and mortgage loans.

Interest Rate Risk Management

Interest rate risk is the risk of changing interest rates in the market place. Rising interest rates may both decrease the market value of the portfolio and increase the cost of Repurchase Agreement financing. Management of these risks varies depending on the asset class. In general, we attempt to minimize the effect of rising interest rates through asset re-allocation between fixed and variable rate securities, the use of interest rate caps and forward sales of Agency MBS.

Subordinate MBS — Our Subordinate MBS portfolio consists of both fixed-rate and adjustable-rate securities. We manage effects of rising interest rates on the financing of our Subordinate MBS portfolio through the purchase of long-term, out-of-the-money, interest rate caps indexed to one-month LIBOR. Increases in one-month LIBOR will decrease our net interest spread until one-month LIBOR reaches the cap strike rate. Once one-month LIBOR is at or above the cap rate, the cap will pay us, on a monthly basis, the difference between the current one-month LIBOR rate and the cap strike rate.

Although there is an offsetting correlation to the change in the value of the one-month LIBOR caps to the change in the value of the Subordinate MBS as interest rates increase, it is not 100 percent effective. Additionally, because our interest rate caps are treated as freestanding derivatives, the changes in the value of the interest rate caps flow through our income statement while changes in the value of the asset may be reflected as Other Comprehensive Income, to the extent such Subordinate MBS have been classified as available for sale securities and any declines in value are not considered other-than temporary.

Although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133. To receive such treatment requires extensive management and documentation, but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our use of freestanding derivatives (e.g. interest rate caps) as discussed above. Under SFAS No. 133, we would use qualifying hedges to meet strategic economic objectives, while maintaining adequate liquidity and flexibility, by managing interest rate risk mitigation strategies that should result in a lesser amount of earnings volatility under GAAP as occurs when using freestanding derivatives.

A rise in interest rates may also decrease the market value of the Subordinate MBS and thereby cause financing firms to require additional collateral. The unforeseen or under anticipated need to meet additional collateral requirements is known as “margin risk”. We manage margin risk with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets. See “Capital Allocation Guidelines (CAG) — Liquidity Policy” and “Developments in 2007” in this section for additional information.

Mortgage Loans — Our mortgage loan investments consist of both fixed-rate and adjustable-rate mortgage loans. Rising interest rates may both decrease the market value of the mortgage loans and increase the cost of Repurchase Agreement financing.

A rise in interest rates may cause a decrease in the market value of the mortgage loans and thereby may cause financing firms to require additional collateral. We manage the unforeseen or under anticipated need to meet additional collateral requirements with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets. See “Capital Allocation Guidelines (CAG) — Liquidity Policy” and “Developments in 2007” in this section for additional information.

A pool or pools of mortgage loans may reach a size where hedging our borrowing rates that finance our mortgage loan purchases may be prudent in order to avoid the increased interest expense associated with rising interest rates. In such circumstances, although we do not currently do so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under SFAS 133. To receive such treatment requires extensive detail management and documentation but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our Subordinate MBS and the use of freestanding derivatives as discussed above.

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

Prepayment Risk Management

Prepayment risk is the risk that homeowners will pay more than their required monthly mortgage payments including payoff of mortgages. As prepayments occur, the amount of principal retained in the security declines faster than what may have been expected, thereby shortening the average life of the security by returning principal prematurely to the holder, potentially at a time when interest rates are low, as prepayment is usually associated with declining interest rates. Prepayments could cause losses if we paid a premium for the security. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

Capital Allocation Guidelines (CAG) — Liquidity Policy

We have capital allocation guidelines (“CAG”) to strike a balance in our ratio of debt to equity. Modifications to the CAG require the approval of a majority of the members of our Board of Directors. The CAG establishes a liquidity requirement and leverage criteria for each class of investment which is intended to keep our leverage balanced by:

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

As a result of these procedures, the leverage of our balance sheet will change with the performance of our investments. Good credit or prepayment performance may release equity for purchases of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to maintain an appropriate level of leverage and reduce the risk to our capital base.

As further discussed under “Developments in 2007” in this section, the estimated market values of our Subordinate MBS severely declined during 2007. Our CAG did not fully anticipate such a severe disruption in the market. We did not have sufficient cash or capital in our Subordinate MBS portfolio given the severity and quickness of the declines in the value of the portfolio. As a result, we entered into the Repurchase Transaction in August 2007 to mitigate the impact of these events.

Non-Core Business and Elimination of Segment Report

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

For the year ended December 31, 2006 and prior periods, the Company reported results of operations for three segments: REIT operations, HCP and HT. As a result of the sale of HCP and the significant decrease in the operations of HT in 2006 and the beginning of 2007, the Company now has only one segment.

Developments in 2007

Decline in Subordinate MBS Portfolio Valuation

As a result of the increase in the credit spreads and decreases in liquidity and the overall uncertainties in the mortgage industry during 2007, the estimated market values for our Subordinate MBS have severely decreased.

Although we do not invest in subprime or Alt-A mortgages or mortgage-backed securities collateralized by subprime or Alt-A mortgages, we have been negatively impacted by the general decline in the market value of all residential mortgage assets due to the significant losses in the subprime sector of the residential mortgage industry that began to occur in the first half of 2007 and have progressively worsened. The losses seem to be due to underwriting deficiencies, increases in interest rates on adjustable rate mortgages, and declining housing prices. These losses and the corresponding fervor of information reported through the media have caused the credit spreads (yield for credit risk) to increase for the industry as a whole and have caused overall investor demand for mortgage-backed securities to decrease.

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

Through August 9, 2007, our lenders regularly required us to repay a portion of amounts borrowed under our Repurchase Agreements. Although no lender terminated its Repurchase Agreement with us during the period prior to August 9, 2007, these repayments were a significant drain on our available cash. The increasing frequency and amount of required repayments in the period immediately prior to August 9, 2007 posed a threat to our ability to maintain our portfolio of Subordinate MBS. In response to these deteriorating market conditions, on August 10, 2007, we entered into a one-year fixed-rate financing facility for the full amount of the then outstanding Repurchase Agreement balances of approximately $81 million and we repaid substantially all of our then outstanding Repurchase Agreements (see “Liquidity and Capital Resources” in Item 7 in this Form 10-K).

For the year ended December 31, 2007, we incurred approximately $1,970,000 of actual passed through losses on the underlying mortgage loans in our Subordinate MBS portfolio. Although we have seen increases in the level of losses for the year ended December 31, 2007, compared to our historical experience, these losses are within the corresponding reserve. Our Subordinate MBS are purchased at a discount to par value, and a portion of this discount is an implied reserve for losses on the underlying mortgage loans. To the extent the timing and amount of actual losses approximate or are less than the implied losses in the purchase discount, there will not be a reduction in estimated cash flows or yield, and the long-term economic value of the bonds will not be impaired.

As described above, the decline in the estimated fair value of our portfolio has been significantly impacted by industry factors not directly attributable to the prime mortgage-backed securities in which we invest. Although we believe that the markets will eventually stabilize and return to ratios we have traditionally experienced, the turmoil in the industry appears to be much greater than the normal cyclical swings. We are unable to predict when a recovery will occur and the level of the recovery. In addition, we may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of that financing on August 9, 2008 and may be required to sell securities to settle the outstanding principal, which could be before a full recovery of the market has occurred. As a result, we determined the decline in the fair value of our Subordinate MBS portfolio was other than temporary and recorded impairment expense of $73.6 million for the year-ended December 31, 2007. This amount represents the difference between the adjusted cost basis and the estimated fair value at the date of the adjustments, determined on a security by security basis.

Financing Agreement

On August 10, 2007, we entered into a one-year Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with Ramius, in connection with a repurchase transaction with respect to our portfolio of Subordinate MBS. At the termination of the agreement on August 9, 2008, we are required to repay the outstanding principal through cash or in-kind securities.

Reduction in Agency MBS Portfolio

On August 15, 2007, we sold our entire portfolio of Agency MBS. This portfolio was held primarily to meet certain exemptive provisions of the 40 Act. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders. On August 29, 2007, we separately financed the acquisition of approximately $30 million of Agency MBS with a 30-day revolving Repurchase Agreement.

Decline in Other Subordinate Security Valuation

Although we have no plans or intentions to sell our other subordinate security, there is uncertainty regarding our ability to continue operations beyond 2008 and, therefore, there is uncertainty regarding our ability to hold this security until either the maturity of the security or the recovery of the estimated fair value occurs. As a result, as of December 31, 2007, we re-assessed the classification of this security and determined the classification should be changed from held-to-maturity to available-for-sale. The estimated fair value of this security has declined during the year ended December 31, 2007. The decline in the estimated fair value of this security is primarily due to increases in credit spreads and not from increases in the underlying credit performance of the security. We are unable to predict when a recovery of the estimated fair value will occur. As a result, as of December 31, 2007, we considered the gross unrealized loss for our other subordinate security to be an other-than-temporary impairment. We recorded the difference between the adjusted cost basis and the estimated fair value of the security as of December 31, 2007 as impairment expense for the year then ended.

Sale of HCP

On January 16, 2007, we completed the sale of our due diligence business to Buyer. The transaction became effective on the Effective Date of January 12, 2007. The sale was affected through the sale of certain assets and assumption of certain liabilities of HCP-2. We are no longer in the business of providing due diligence services to the financial services industry and governmental agencies.

We will continue to utilize the name Hanover Capital Partners 2, Ltd., and plan to continue to perform certain financial and technology functions and other services through this entity.

Sale of Pedestal

In October 2007, we sold our wholly owned subsidiary Pedestal Capital Markets, Inc. (“Pedestal”), a registered broker/dealer, to Bonds.com Holdings, Inc., for approximately $92,000. We recognized a loss of approximately $41,000 on this sale. Pedestal was one of two wholly owned broker/dealers.

Regulation

Hanover Capital Securities, Inc. (“HCS”) is a broker/dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc.

Competition

We compete with a variety of institutional investors for the acquisition of mortgage-related assets. These investors include other REITs, investment banking firms, savings banks, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in mortgage-related assets and other investment assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. While there is generally a broad supply of liquid mortgage securities for companies like us to purchase, we cannot provide assurances that we will always be successful in acquiring mortgage-related assets that we deem most suitable for us, because of the number of other investors competing for the purchase of these securities.

Employees

As of December 31, 2007, we had 17 full-time employees. To date, we believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees is subject to collective bargaining agreements.

Trademarks

We own four trademarks that have been registered with the United States Patent and Trademark Office which expire in September 2013, May 2014, June 2014 and September 2014, respectively.

Federal Income Tax Considerations

General

We have elected to be treated as a REIT for Federal income tax purposes, pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that we do not qualify as a REIT in any year, we would be subject to Federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders would be reduced. We believe we have satisfied the requirements for qualification as a REIT since commencement of our operations in September 1997. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below. At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us or our shareholders. Congress enacted legislation that went into effect on January 1, 2003 and reduced the Federal tax rate on both qualified dividend income and long-term capital gains for individuals to 15% through 2010. Because REITs generally are not subject to corporate income tax, this reduced tax rate does not generally apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

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

Taxation of the Company’s Shareholders

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

The provisions of the Code are highly technical and complex and are subject to amendment and interpretation from time to time. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. We have not obtained a ruling from the IRS with respect to tax considerations relevant to our organization or operations.

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

During the time we hold mortgage related assets we are subject to the risks on the underlying mortgage loans from borrower defaults and bankruptcies and from special hazard losses, such as those occurring from earthquakes or floods that are not covered by standard hazard insurance. If a default occurs on any mortgage loan we hold, or on any mortgage loan collateralizing mortgage-backed securities we own, we may bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property plus any payments from any insurer or guarantor, and the amount owing on the mortgage loan. Defaults on mortgage loans historically coincide with declines in real estate values, which are difficult to anticipate and may be dependent on local economic conditions. Increased exposure to losses on mortgage loans can reduce the value of our investments. In addition, mortgage loans in default are generally not eligible collateral under our usual borrowing facilities and may have to be funded by us until liquidated.

In addition, if borrowers are delinquent in making payments on the mortgage loans underlying our mortgage-related assets, or if the mortgage loans are unenforceable due to fraud or otherwise, we might not be able to recoup the entire investment in such assets.

Nationwide declines in housing prices have already occurred during 2007 and appear to be continuing into 2008. In addition, delinquencies on the mortgage loans that collateralize our Subordinate MBS have increased during 2007 and appear to be increasing in 2008. These negative trends could further reduce the value of our securities and our interest income and cashflow from these securities.

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

Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. In August 2007, we entered into a Master Repurchase Agreement with Ramius, through which we obtained adequate committed facilities which has assisted us in mitigating the impact of the debt market disruptions. However, the Master Repurchase Agreement expires on August 9, 2008, and there can be no assurances that we will be able to renew this facility, or obtain replacement financing if we cannot renew this facility. If overall market conditions continue to deteriorate and result in further substantial declines in the value of the assets which we use to collateralize our secured borrowing arrangements, sufficient capital may not be available to support the continued ownership of our investments, requiring certain assets to be sold at a loss.

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

Our current financial condition and negative cashflows from operations have raised substantial doubt about our ability to continue as a going concern

Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $80 million for the year ended December 31, 2007 and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

We are currently seeking additional capital and are utilizing an investment advisor for this purpose. Although no formal agreements have been reached, we are in discussion with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.

We may be unable to renew our borrowings at favorable rates or maintain longer-term financing, which may affect our profitability.

Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings or to refinance such borrowings with longer-term financings. If we are not able to renew or replace maturing borrowings, or obtain longer-term financing, we would have to sell some or all of our assets, possibly under adverse market conditions. In addition, the failure to renew or replace borrowings that mature, or obtain longer-term financing, may require us to terminate hedge positions, which could result in further losses. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at possibly disadvantageous prices with consequent losses, which could render us insolvent.

In particular, on August 10, 2007, we entered into a Master Repurchase Agreement with Ramius with respect to our portfolio of subordinate mortgage-backed securities. The initial purchase price of the securities in the repurchase transaction was $80,932,928. The Master Repurchase Agreement expires on August 9, 2008, at which time we are required to repay the outstanding principal through cash or in-kind securities or surrender the portfolio to the lender without recourse. If we are unable to either extend the Master Repurchase Agreement or replace it, there could be a significant impact on our ability to operate our business.

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

Primarily as a result of the January 2007 sale of assets of our primary operating subsidiary, and due to attrition, our workforce has been reduced to approximately 17 employees. A further loss of employees within a relatively short time period, together with our inability to replace these employees with comparably skilled employees within a reasonable timeframe, could adversely affect our operations and/or we could experience delays in generating and issuing financial information.

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

In connection with our loan file reviews and other activities with respect to mortgage loans in our portfolio, we have access to the personal non-public financial information of the borrowers. In addition, in operating an Internet exchange for trading mortgage loans, HT sometimes has access to borrowers’ personal non-public financial information, which it may provide to potential third party investors in the mortgage loans. This personal non-public financial information is highly sensitive and confidential, and if a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot give complete assurances that these policies and safeguards are sufficient to prevent the misappropriation of confidential information or that our policies and safeguards will be deemed compliant with any existing

Federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

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

We believe that we currently qualify, and expect to continue to qualify, as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means we would be unable to deduct distributions made to stockholders in computing taxable income and would be subject to Federal income tax on our taxable income at regular corporate rates;

•	our tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be unable to qualify as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

If we fail to comply with rules governing our ownership interests in “taxable REIT subsidiaries,” we will lose our REIT qualification.

On January 1, 2001, the REIT Modernization Act became effective. Among other things, it allows REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a “taxable REIT subsidiary” that can engage in businesses previously prohibited to a REIT. In particular, the Act permitted us to restructure our operating subsidiaries as taxable REIT subsidiaries. As a result, for periods ending after June 30, 2002, through December 31, 2007, the financial statements of certain subsidiaries were consolidated with Hanover Capital Mortgage Holding Inc.’s financial statements, and it is intended that we will continue to do so. However, the taxable REIT subsidiary provisions are complex and impose several conditions on the use of taxable REIT subsidiaries, which are generally designed to ensure that taxable REIT subsidiaries are subject to an appropriate level of corporate taxation. Further, no more than 20% of the fair market value of a REIT’s assets may consist of securities of taxable REIT subsidiaries, and no more than 25% of the fair market value of a REIT’s assets may consist of non-qualifying assets, including securities of taxable REIT subsidiaries and other taxable subsidiaries. In addition, the REIT Modernization Act legislation provides that a REIT may not own more than 10% of the voting power or value of a taxable subsidiary that is not treated as a taxable REIT subsidiary. If our investments in our subsidiaries do not comply with these rules, we would fail to qualify as a REIT and we would be taxed as a regular corporation. Furthermore, certain transactions between us and a taxable REIT subsidiary that are not conducted on an arm’s length basis would be subject to a tax equal to 100% of the amount of deviance from an arm’s length standard.

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

The 40 Act exempts entities that are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the SEC’s current interpretation, in order to qualify for this exemption we must maintain at least 55% of our assets directly in qualifying real estate interests. However, mortgage-backed securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not be counted towards our satisfaction of the 55% requirement. Generally investments in the subordinated tranches of securitized loan pools do not constitute “qualifying real estate interests” unless certain qualifying abilities to govern the control of any foreclosures are in place. Our ownership of these mortgage-backed securities, therefore, may be limited to the extent that servicers of the loans in the pools grant such abilities to us.

If the SEC changes its position on the interpretations of the exemption, we could be required to sell assets under potentially adverse market conditions in order to meet the new requirements and also have to purchase lower-yielding assets to comply with the 40 Act.

We may be unable to maintain a sufficient amount of Agency MBS to remain exempt under the Investment Company Act of 1940, which could materially and adversely affect our financial condition and results of operations.

As of August 15, 2007, we sold all of our Agency MBS which was held primarily to meet compliance requirements of the 40 Act. The sales were necessary in order to generate liquidity and close existing borrowing positions with lenders. On August 29, 2007, we financed the acquisition of approximately $30 million of Agency MBS with 30-day revolving Repurchase Agreements.

The Repurchase Agreement relating to the Agency MBS, which we purchased on August 29, 2007, is for a 30-day revolving period, can be terminated by the lender on any renewal date, and is subject to partial repayments based upon market values and changes in the borrowing percentages. If this Repurchase Agreement is terminated, we may not be able to obtain financing for Agency MBS with any other lender. In addition, we may not have enough funds that would allow us to own a sufficient amount of Agency MBS or mortgage loans to maintain compliance with the 40 Act. If we are unable to maintain compliance with the 40 Act, we could, among other things, change the manner in which we conduct our operations, or register as an investment company under the 40 Act, either of which could have a material adverse affect on our operations, our governance costs and the market price for our common stock.

If certain tax positions we intend to take regarding the Repurchase Transaction with Ramius are challenged by the Internal Revenue Service, it could result in adverse tax consequences to us and could affect our status as a REIT.

Under the Repurchase Transaction, we have agreed with Ramius that we intend to treat the Repurchase Transaction as a sale of securities for U.S. federal income tax purposes. We and Ramius agreed to file all tax returns consistent with such intent and not to take any contrary position unless required by applicable law. Under the Repurchase Transaction we have the right, on August 9, 2008, to repurchase the securities under the Repurchase Transaction for approximately $85 million assuming all other conditions have been satisfied (the “Repurchase Right”). In addition, we have the right to receive Monthly Additional Repurchase Price Payments equal to the excess of all interest payments received on the securities under the Repurchase Transaction in excess of $810,000 (the “Monthly Payments Right”).

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

We intend to treat the Repurchase Right and the Monthly Payments Right as a qualifying real estate asset for purposes of the 75% Requirement. We intend to treat the Monthly Payments Right as additional sales proceeds under the Repurchase Transaction with a portion of the amounts to be received treated as imputed interest. We intend to treat only the portion of the payments treated as imputed interest as gross income for purposes of the 95% Requirement.

We estimated the fair value of both the Repurchase Right and the Monthly Payments Right and believe we have satisfied the 75% Requirement for the quarters ended December 31, 2007 and September 30, 2007 regardless of our treatment of these assets as qualifying real estate assets. Counsel has advised that it is unclear whether our position on these matters would be upheld if challenged by the IRS. If the IRS were to successfully challenge these positions and were to successfully challenge the fair value we assigned to these assets, then we may not have satisfied the 75% Requirement and/or the 95% Requirement for any quarter during which we relied on these positions and values.

We have not sought a ruling from the Internal Revenue Service with respect to the characterization of the Repurchase Transaction as a sale of securities for federal income tax purposes, the qualification of the Repurchase Right or the Monthly Payments Right as qualifying assets for purposes of the 75% Requirement, nor the qualification of the payments under the Monthly Payments Right as either additional sales proceeds or qualifying income under the 95% Requirement.

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

Provisions of our charter may delay or prevent a change in control of the company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These include a staggered board of directors, our share ownership limit described above and our stockholders’ rights plan.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations are conducted in two leased office facilities in the United States. A summary of the office leases is shown below:

	Office	Current
	Space	Annual	Expiration
Location	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	10,128	$183,600	September 2010	Executive, Administration and Technology Operations
New York, New York	2,500	87,152	December 2010	Executive, Administration, Investment Operations

Total	12,628	$270,752

We believe that these facilities are adequate for our foreseeable office space needs and that lease renewals and/or alternate space at comparable rental rates are available, if necessary. During the normal course of our business, additional facilities may be required to accommodate growth.

ITEM 3.	LEGAL PROCEEDINGS

The Company, its Chief Executive Officer, and its former Chief Financial Officer, J. Holly Loux, entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), dated April 24, 2007 and effective May 3, 2007, resolving to the satisfaction of all parties, the previously pending litigation in the action entitled Loux v. Hanover Capital Mortgage Holdings, Inc., Civil Action No. 06-0122 (KSM). The details of this employment-related dispute were previously disclosed in a Form 8-K filing by the Company on June 28, 2006. All parties to the Settlement Agreement have agreed to keep the terms of the Settlement Agreement confidential, subject to some limited exceptions therein. The Company has recognized approximately $500,000 in expenses related to this settlement, taking into account any available insurance, in the quarter ended March 31, 2007.

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

Our common stock trades on the American Stock Exchange under the symbol “HCM.” As of March 25, 2008, there were 151 record holders, and approximately 4,950 beneficial owners, of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange:

	2007		2006
	High	Low	High	Low

1st Quarter	$5.55	$3.31	$7.20	$4.34
2nd Quarter	4.95	3.91	6.50	5.00
3rd Quarter	4.80	1.20	7.09	5.25
4th Quarter	2.15	0.36	6.64	4.85

The following graph compares the cumulative 5-year total return provided shareholders on Hanover Capital Mortgage Holdings, Inc.’s common stock relative to the cumulative total returns of the S & P 500 index, and a customized peer group of six companies that includes: Capstead Mortgage Corp., Dynex Capital Inc, Impac Mortgage Holdings Inc., Indymac Bancorp Inc., Redwood Trust Inc. and Thornburg Mortgage Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2002 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hanover Capital Mortgage Holdings, Inc., The S & P 500 Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Hanover Capital Mortgage Holdings, Inc.	100.00	198.89	197.79	138.47	116.34	9.22
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	165.74	205.43	181.88	216.23	77.02

The following table lists the cash dividends we declared on each share of our common stock for the periods indicated:

Cash Dividends
Declared Per Share

2007
Fourth Quarter ended December 31, 2007	$0.00
Third Quarter ended September 30, 2007	0.00
Second Quarter ended June 30, 2007	0.00
First Quarter ended March 31, 2007	0.15
2006
Fourth Quarter ended December 31, 2006	$0.15
Third Quarter ended September 30, 2006	0.15
Second Quarter ended June 30, 2006	0.20
First Quarter ended March 31, 2006	0.20

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

The following tables set forth our selected financial data as of December 31, for each of the years indicated. The selected financial data for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, have been derived from our audited Consolidated Financial Statements included elsewhere in this report. The financial information for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected consolidated financial data may not be indicative of our future performance. The selected financial data should be read in conjunction with the more detailed information contained in our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Highlights
  (dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005(1)	2004	2003

Net interest income	$5,599	$10,336	$7,986	$9,935	$6,336
(Loss) gain on sale and mark to market of mortgage assets	(75,538)	(1,362)	1,980	6,248	8,432
Loan brokering, technology and other	(230)	2,885	5,303	5,799	6,165

Total revenues	(70,169)	11,859	15,269	21,982	20,933
Total expenses	10,664	13,913	15,008	14,503	13,244

Operating income (loss)	(80,833)	(2,054)	261	7,479	7,689

Equity in income (loss) of equity method investees:
HDMF-I LLC	—	—	(215)	445	1
HST-I	53	53	42	—	—
HST-II	57	57	8	—	—

	110	110	(165)	445	1

Minority interest in loss of consolidated affiliate	—	(5)	(57)	—	—

Income (loss) from continuing operations before income tax provision (benefit)	(80,723)	(1,939)	153	7,924	7,690
Income tax provision (benefit)	—	12	2	(26)	180

Income (loss) from continuing operations	(80,723)	(1,951)	151	7,950	7,510
Discounted operations:
Income (loss) from discontinued operations before gain on sale and income tax provision (benefit)	(611)	(917)	1,387	108	794
Gain on sale of discontinued operations	1,346	—	—	—	—
Income tax provision (benefit) from discontinued operations	—	58	172	(63)	264

Income (loss) from discontinued operations	735	(975)	1,215	171	530

Net income (loss)	$(79,988)	$(2,926)	$1,366	$8,121	$8,040

Basic earnings per share:
Income (loss) from continuing operations	$(9.77)	$(0.23)	$0.02	$0.96	$1.29

Net income (loss)	$(9.68)	$(0.35)	$0.16	$0.98	$1.38

Diluted earnings per share:
Income (loss) from continuing operations	$(9.77)	$(0.23)	$0.02	$0.95	$1.26

Net income (loss)	$(9.68)	$(0.35)	$0.16	$0.97	$1.35

Dividends declared per share	$0.15	$0.70	$1.10	$1.60	$1.35

(1)	Information prior to June 1, 2005 does not include the consolidation of HDMF-I.

Balance Sheet Highlights
  (dollars in thousands, except share and per share data)

	December 31,
	2007	2006	2005	2004	2003

Cash and cash equivalents	$7,257	$13,982	$30,492	$20,601	$32,586
Mortgage loans	6,182	9,736	24,135	41,101	58,985
Mortgage securities	112,740	265,957	197,488	164,580	81,564
Other subordinate security	1,477	2,757	2,703	—	—
Other assets	7,532	11,837	17,369	15,856	15,856

Total assets	$135,188	$304,269	$272,187	$242,138	$188,991

Repurchase agreements	$108,854	$193,247	$154,268	$130,102	$55,400
CMO borrowing	4,035	7,384	11,438	35,147	52,164
Liability to trusts	41,239	41,239	41,239	—	—
Other liabilities	6,709	4,816	5,622	5,670	6,608

Total liabilities	160,837	246,686	212,567	170,919	114,172
Minority interest	—	—	189	—	—
Stockholders’ equity	(25,649)	57,583	59,431	71,219	74,819

Total liabilities and stockholders’ equity	$135,188	$304,269	$272,187	$242,138	$188,991

Number of common shares outstanding	8,658,562	8,233,062	8,496,162	8,381,583	8,192,903

Book value per common share	$(2.96)	$6.99	$7.00	$8.50	$9.13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $80 million for the year ended December 31, 2007 and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

We have taken the following actions to progress through these unprecedented market conditions:

•	In August 2007, we converted the short-term revolving financing for our primary portfolio to a fixed-term financing agreement that is due August 9, 2008. See Note 9 to our Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On our $20 million committed line of credit, we had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and agreed with the lender to repay this obligation on April 10, 2008. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, we were in violation of certain financial covenants of both our $20 million committed line of credit and our $200 million committed line of credit. See Note 9 and Note 19 to the Consolidated Financial Statements for additional information.

•	We are currently seeking additional capital and are utilizing an investment advisor for this purpose. Although no formal agreements have been reached, we are in discussion with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.

•	We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 19 to our Consolidated Financial Statements for additional information.

For the year ended December 31, 2007, our net loss of $(80.0) million was $77.1 million larger than the previous year’s net loss of $(2.9) million. This increase in our net loss is primarily due to impairment expense of $73.6 million for other than temporary declines in fair value of our Subordinate MBS portfolio, a $3.8 million reduction in net interest income on our Subordinate MBS, impairment expense of $1.3 million for other than temporary declines in fair value of our other subordinate security and a $0.5 million legal settlement, partially offset by a gain on sale of $1.3 million of our HCP business. The gain on the sale of our HCP business is included in income from discontinued operations.

Significant changes in our financial position for 2007 are primarily related to the significant impairments recorded on our Subordinate MBS portfolio and the significant reduction in the size of our Agency MBS portfolio.

For the year ended December 31, 2006, our net loss of $(2.9) million was $4.3 million lower than the previous year’s net income of $1.4 million. This decrease is primarily attributable to a goodwill impairment charge for HT of $2.5 million and lower operating income of our portfolio operations. The decline in operating income in 2006 is primarily the result of lower gains earned in 2006 than we experienced in 2005 in our Subordinate MBS portfolio and impairments on real estate owned by HDMF-I. The gains in 2006 were $0.8 million compared to $4.1 million in 2005. We had impairments of real estate owned of $1.2 million during 2006.

Significant changes in our financial position for 2006 are primarily related to further investments from the proceeds of our issuance of junior subordinated notes of $40 million issued in conjunction with the creation of two statutory trusts.

Critical Accounting Estimates

The significant accounting policies used in the preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in this report. Certain critical accounting policies are complex and involve significant judgment, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Valuation of Mortgage Securities

Our Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. We maintain extensive data related to the collateral of our Subordinate MBS and as a result are able to apply this data and all other relevant market data to our estimates of fair value. We believe the estimates used reasonably reflect the values we may have been able to receive, as of December 31, 2007, should we have chosen to sell them. Many factors must be considered in order to estimate market values, including, but not limited to, estimated cash flows, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

During the third and fourth quarters of 2007, due to unprecedented disruptions in the secondary mortgage markets, virtually all trading of Subordinate MBS for all market participants ceased. The fair value estimation process has been difficult due to the lack of market data and the uncertainties in the markets regarding the extent and severity of possible future losses, availability of financing, housing prices, economic activity and Federal Reserve activities.

We used a combination of market inputs to arrive at an estimate of fair value for the securities in our Subordinate MBS portfolio as of December 31, 2007. Inputs included estimates from a third party pricing service, results from internal proprietary pricing models and various inputs from dealer firms including security specific prices and market yields. The estimate of fair value required considerable judgment and estimates.

As previously reported, during the third quarter of 2007, we changed our estimation process from exclusively using our enhanced internal pricing model to using selective judgments from among various inputs including input from a pricing service offered by a third party pricing firm, dealer prices and dealer inputs. The third-party pricing service represents that they receive reliable credit spreads and prepayment speeds from various investment firms and broker / dealers and information as to trade prices that had occurred.

During the fourth quarter of 2007, we again used multiple inputs that include estimates from the third party pricing service, results from internal proprietary pricing models, and various inputs from several dealer firms including security specific prices and market yield spreads which were converted to a price. The resulting estimated prices were also correlated to the net present values of cash flows used in the Company’s proprietary pricing model updated for market inputs for estimated prepayment speeds and default and severity rates. The resulting values for estimated fair value as of December 31, 2007, were derived from a combination of all the inputs.

We believe these changes and modifications to our process, required by unprecedented disruptions in the market place, are changes in estimates under SFAS No. 154 and have been applied prospectively.

Amortization of Purchase Discounts on Mortgage Securities

Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Estimates and judgments related to future levels of mortgage prepayments, mortgage default assumption rates and timing and amount of credit losses are critical to this determination. Mortgage prepayment expectations, default rate assumptions, and timing and amount of credit losses can vary considerably from period to period based on current and projected changes in interest rates and other factors such as portfolio composition. We estimate mortgage prepayments, defaults and credit losses based on past experiences with specific investments within the portfolio and current market expectations for changes in the interest rate environment. Our estimates could vary widely from the actual income ultimately experienced and, such variances could be material.

Valuation of Other Subordinate Security

Our other subordinate security is not readily marketable with quoted market prices. It is an asset-backed security collateralized by loans secured by manufactured housing and related real estate. We are unaware of any similar securities and the potential market for this security is limited. We estimate the fair value of this security through a discounted cashflow model using an interest rate that we believe is representative of rates required by potential investors based upon the credit rating of the security. We believe the estimates used reasonably reflect the values we may have been able to receive, as of December 31, 2007, should we have chosen to sell them. However, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the value presented.

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

As a result of these terminations, we decided to re-perform the assessment of the goodwill balance for potential impairment using updated forecasted revenues and expenses. The assessment indicated that the HT reporting unit had a fair value below its book value. In accordance with the second step of the assessment, we determined the fair value of the identifiable assets of the HT reporting unit and calculated the goodwill balance as the excess of the fair value of the entire reporting unit over the fair value of the identifiable assets of the reporting unit. The goodwill was fully impaired resulting in an impairment expense of $2.5 million for the year ended December 31, 2006.

Impact of New Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of this pronouncement. As the majority of our assets and liabilities, except for liability to subsidiary trusts, are either already recorded at fair value or the carrying value approximates fair value, any potential impact is limited to a few specific assets and liabilities. We have not yet determined whether we will make a fair value election for the following assets and liabilities, but the potential impact is as follows:

•	The fair value election for the Subordinate MBS will result in any future increases or decreases in the fair value of these assets recorded through the statement of operations, rather than other comprehensive income.

•	The fair value election for the liability to subsidiary trusts issuing preferred and capital securities could result in a significant decrease in the recorded value of this liability and a significant increase in the recorded value of stockholder’s equity. At December 31, 2007, this potential adjustment is approximately $34,270,000.

Financial Condition

The most significant changes in our balance sheet as of December 31, 2007, compared to December 31, 2006, are reflected in the net decrease of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	Principal	Carrying
December 31, 2007	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$—	$—	$—	$—
Collateral for CMOs	6,464	6,182	4,535	1,647

	6,464	6,182	4,535	1,647
Subordinate MBS:
Available for sale	225,769	82,695	79,928	2,767
Agency MBS:
Trading	29,556	30,045	28,426	1,619
Held to maturity	—	—	—	—

	29,556	30,045	28,426	1,619

Total	$261,789	$118,922	$112,889	$6,033

	Principal	Carrying
December 31, 2006	Balance	Value	Financing	Net Equity

Mortgage Loans:
Held for sale	$—	$—	$—	$—
Collateral for CMOs	10,149	9,736	8,082	1,654

	10,149	9,736	8,082	1,654
Subordinate MBS:
Available for sale	230,751	154,599	89,959	64,640
Agency MBS:
Trading	106,479	105,104	102,590	2,514
Held to maturity	5,845	6,254	—	6,254

	112,324	111,358	102,590	8,768

Total	$353,224	$275,693	$200,631	$75,062

As of December 31, 2007 we are in violation of certain covenants of our facility for up to $200 million of financing of mortgage loans, which prohibits us from obtaining advances under the financing facility. In March 2008, we entered into a Termination Agreement with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to us other than certain minor document preparation costs. There are no borrowings under the facility at termination.

Our Subordinate MBS portfolio has decreased in principal balance by $5.0 million and our carrying value has decreased by $71.9 million. The principal balance decreased due to principal payments on the securities and losses allocated to the securities from defaults on the underlying mortgage loans. The carrying value decreased primarily due to increases in credit spreads that reduced the fair value of these securities during the year ended

December 31, 2007. Our net equity in this portfolio decreased by $61.9 million primarily due to the decrease in the carrying values.

The Agency MBS classified as trading are held primarily to meet certain compliance needs related to exemption under the 40 Act. On August 15, 2007, we sold our entire portfolio of Agency MBS in order to generate some liquidity and close existing borrowing positions with lenders. On August 29, 2007, we financed the acquisition of approximately $30 million of Agency MBS, with a 30-day revolving Repurchase Agreement. As a result, we maintained compliance with the 40 Act during the year ended December 31, 2007.

Our book value per common share as of December 31, 2007 was $(2.96) compared to $6.99 as of December 31, 2006. The decrease in book value is primarily attributable to our net loss of $78.6 million and our other comprehensive loss of $2.4 million for the year ended December 31, 2007, our dividend for the first quarter of 2007 of $1.2 million and the issuance of 600,000 shares of common stock in August 2007 in connection with the Repurchase Transaction.

Results of Operations

Comparison of 2007 to 2006

Revenues by Portfolio Type
(dollars in thousands)

	Years Ended		2007
	December 31,		Favorable
	2007	2006	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$532	$1,048	$(516)
Interest expense	(400)	(722)	322

Net interest income	132	326	(194)
Gains (losses) on sale	—	94	(94)
Loan loss reserve	—	—	—
Mark to market	—	15	(15)
Other	102	—	102

Total	234	435	(201)
Subordinate MBS
Interest income	19,139	16,847	2,292
Interest expense	(11,466)	(5,365)	(6,101)

Net interest income	7,673	11,482	(3,809)
Gains (losses) on sale	194	849	(655)
Mark to market	(73,895)	(389)	(73,506)

Total	(66,028)	11,942	(77,970)
Agency MBS
Interest income	4,251	5,020	(769)
Interest expense	(3.704)	(4,202)	498

Net interest income	547	818	(271)
Gains (losses) on sale	(997)	(109)	(888)
Mark to market	(497)	1,714	(2,211)
Freestanding derivatives	1,225	(2,214)	3,439

Total	278	209	69
Other
Interest income	901	1,363	(462)
Interest expense	(3,654)	(3,653)	(1)

Net interest income	(2,753)	(2,290)	(463)
Mark to market	(1,542)	(1,192)	(350)
Freestanding derivatives	(26)	(130)	104
Technology and loan brokering and advisory services	1,312	2,962	(1,650)
Other	(1,644)	(77)	(1,567)

Total	(4,653)	(727)	(3,926)

Total	$(70,169)	$11,859	$(82,028)

Net interest income from our Mortgage Loan portfolio decreased for the year ended December 31, 2007 compared to the same period of 2006 primarily due to a decrease in the level of collateral for CMOs and related financing in 2006 and the sale of mortgage loans classified as held for sale during April of 2006.

For our Subordinate MBS portfolio, the mark to market loss increased by $73.5 million for the year ended December 31, 2007 compared to the same period of 2006. The increase in market loss, we determined, is due to other than temporary declines in fair value primarily throughout the latter half of 2007. Similar declines in fair value were not experienced during 2006. For this same portfolio and related periods, net interest income decreased for the year ended December 31, 2007, compared to the same period of 2006 due to an increase in the interest expense associated with the new fixed-term financing facility we established in August 2007. This decrease is partially offset by an increase in interest income from the increase in the size of this portfolio for 2007 compared to 2006. During the beginning of 2006, we were still investing the proceeds from our $20 million trust preferred securities offering in November 2005 and were not fully invested until the end of March 2006. We had gains on sales of securities of $0.2 million for the year ended December 31, 2007, compared to gains on sales of $0.8 million for the same period of 2006. We sold 18 securities during the first two quarters of 2007 as part of a minor portfolio reorganization and in anticipation of potential credit issues.

Generally, our Agency MBS classified as trading are financed via Repurchase Agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due primarily to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. On August 15, 2007, we sold our entire portfolio of Agency MBS in order to generate some liquidity and close existing borrowing positions with lenders. Although we purchased approximately $30 million of Agency MBS on August 29, 2007, the size of our Agency MBS portfolio during the latter part of 2007 was significantly smaller than during 2006 and the beginning of 2007. In addition, the net revenue has been positively impacted by the interest income generated from Agency MBS classified as held to maturity, which were not hedged through forward sales and were not financed for the majority of 2007 and 2006.

Other interest income includes interest earned from the other subordinate security and cash and cash equivalents. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.

Other mark to market for the year ended December 31, 2007 is primarily due to other-than-temporary declines in the estimated fair value of our other subordinate security due to increases in credit spreads. Similar declines did not occur during the year ended December 31, 2006. Other mark to market also represents a write-down of REO that was acquired in 2005 and is included in other assets. The local economy for a portion of these properties had a significant downturn, which depressed the value of these properties. At December 31, 2007, we have one remaining property to be sold with a total carrying value of approximately $8,000.

Other freestanding derivatives represents the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives decreased for the year ended December 31, 2007 compared to the same period in 2006. These reductions in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.

Loan sale advisory and technology revenue has decreased due to the suspension of the loan sale advisory activities in May 2006, the termination of technology services by several of our clients in 2006 and early 2007, and the cessation of our marketing activities for our technology solutions in 2006.

Comparison of 2006 to 2005

Revenues by Portfolio Type
(dollars in thousands)

	Years Ended		2006
	December 31,		Favorable
	2006	2005	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$1,048	$2,179	$(1,131)
Interest expense	(722)	(1,640)	918

Net interest income	326	539	(213)
Gains (losses) on sale	94	377	(283)
Loan loss reserve	—	(26)	26
Mark to market	15	(201)	216

Total	435	689	(254)
Subordinate MBS
Interest income	16,847	8,471	8,376
Interest expense	(5,365)	(2,184)	(3,181)

Net interest income	11,482	6,287	5,195
Gains (losses) on sale	849	4,138	(3,289)
Mark to market	(389)	(562)	173
Other	—	33	(33)

Total	11,942	9,896	2,046
Agency MBS
Interest income	5,020	4,908	112
Interest expense	(4,202)	(2,774)	(1,428)

Net interest income	818	2,134	(1,316)
Gains (losses) on sale	(109)	—	(109)
Mark to market	1,714	(2,300)	4,014
Freestanding derivatives	(2,214)	234	(2,448)

Total	209	68	141
Other
Interest income	1,363	738	625
Interest expense	(3,653)	(1,686)	(1,967)

Net interest income	(2,290)	(948)	(1,342)
Mark to market	(1,192)	348	(1,540)
Freestanding derivatives	(130)	(54)	(76)
Technology and loan brokering and advisory services	2,962	4,701	(1,739)
Other	(77)	569	(646)

Total	(727)	4,616	(5,343)

Total	$11,859	$15,269	$(3,410)

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

Other mark to market for the year ended December 31, 2006 represents a write-down of REO carried in HMDF and included in other assets. The local economy for a portion of these properties had a significant downturn, which depressed the value of these properties. We utilized local real estate brokers with incentive commissions to sell these properties. However, a large number of other properties were listed for sale in the same geographic area, which hampered our ability to sell these properties.

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

The technology and loan sale advisory revenue decreased for the year ended December 31, 2006 compared to the same period in 2005, primarily due to a suspension in the loan sale advisory activities in May 2006. These activities decreased due to the reduction in loan sale advisory opportunities in the whole loan secondary market resulting from the flattening of the yield curve and reduction in mortgage originations.

Operating Expenses

The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Years Ended December 31,			Years Ended December 31,
			Increase/			Increase/
	2007	2006	(Decrease)	2006	2005	(Decrease)

Personnel	$3,910	$4,239	$(329)	$4,239	$6,428	$(2,189)
Legal and professional	2,097	2,777	(680)	2,777	2,810	(33)
General and administrative	1,505	1,183	322	1,183	1,259	(76)
Depreciation and amortization	616	708	(92)	708	1,220	(512)
Occupancy	315	315	—	315	347	(32)
Technology	526	1,109	(583)	1,109	1,575	(466)
Financing	815	415	400	415	609	(194)
Goodwill impairment	—	2,478	(2,478)	2,478	—	2,478
Other	880	689	191	689	760	(71)

Total expenses	$10,664	$13,913	$(3,249)	$13,913	$15,008	$(1,095)

Operating expenses for the year ended December 31, 2007 decreased by $3.2 million from the same period in 2006. The major changes within operating expenses were in personnel, legal and professional, general and administrative, technology, financing and goodwill impairment.

•	Personnel costs have decreased due to overall reductions in headcount during the latter part of 2006 and throughout 2007.

•	Legal and professional fees decreased due to higher legal fees incurred in 2006 in connection with a claim against the Company and higher fees in 2006 for consulting services in connection with compliance with Sarbanes Oxley requirements. In addition, the decrease was also impacted by additional audit fees incurred in 2006 in connection with the audit of our 2005 financial statements. Such additional fees were not incurred in 2007 in connection with the audit of our 2006 financial statements.

•	General and administrative expenses increased in connection with litigation settlement costs that were charged to expense in the first quarter of 2007.

•	Technology costs decreased due to the overall decrease in technology revenue and related activities.

•	Financing costs increased due to increases in the non-use fee associated with our $200 million committed line of credit. The initial ramp-up period during which we were charged a reduced non-use fee came to an end in the beginning of 2007. As we have not used the facility, we have paid the full non-use fee for the remainder of 2007.

•	The goodwill impairment expense incurred for the year ended December 31, 2006 represents the complete impairment of the goodwill balance associated with the HT business. There were no impairments recorded during 2007.

Operating expenses for the year ended December 31, 2006 decreased by $1.1 million from the same period in 2005. The major changes within operating expenses were in personnel, depreciation and amortization, technology, financing and goodwill impairment.

•	Personnel costs decreased due to compensation expense recorded in June 2005 for two of the Company’s executive officers pursuant to a 1997 contribution agreement, as amended, that was not incurred during 2006 and the reduction in headcount in the HT operation during the fourth quarter of 2005 and the first quarter of 2006.

•	The decrease in depreciation and amortization is due to a reduction in the amortization of capitalized software costs, as several components of the capitalized software have reached the end of their estimated useful life and the estimated useful life for other components has been extended.

•	Technology costs decreased due to customization costs incurred in connection with the implementation of a technology solution for a new customer in June 2005 and other various smaller projects for existing customers and minor modifications to the software technology in 2005 that did not occur in 2006.

•	Financing fees decreased due to a reduction in the commitment fee for one of the Company’s committed line of credit in connection with the reduction in the commitment amount and the termination of the committed line of credit for the financing of distressed mortgage loans operated by our subsidiary HDMF-I LLC.

•	The goodwill impairment expense incurred for the year ended December 31, 2006 represents the complete impairment of the goodwill balance associated with the HT business. There were no impairments recorded during the prior periods.

Equity in Income (Loss) of Unconsolidated Affiliates

HST-I & HST-II are unconsolidated subsidiary trusts established in connection with the issuance of preferred and capital securities in 2005. The equity in earnings of these subsidiaries represents 100% of the net earnings of these subsidiaries.

HDMF-I is a limited liability company whose objective is to purchase, service and manage pools of primarily sub-and non-performing one-to-four family residential whole loans. In June 2005, through a series of transactions, the Company increased its ownership in HDMF-I. The Company’s consolidated financial statements include the results of operation of HDMF-I from the date of acquisition.

Discontinued Operations

Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January 2007. The income from discontinued operations for the year ended December 31, 2007 includes a gain on sale of $1.3 million.

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

Additional Analysis of REIT Investment Portfolio

Investment Portfolio Assets and Related Liabilities

The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Investment portfolio assets:
Mortgage Loans
Held for sale	$—	—	$2,866	7.85%	$11,301	5.53%
Collateral for CMO(1)	7,795	6.82%	12,286	6.70%	26,104	5.86%
Agency MBS	73,775	5.76%	89,516	5.61%	97,103	5.06%
Subordinate MBS	138,516	13.82%	136,443	12.35%	74,256	11.41%
Other subordinate security	2,779	13.39%	2,728	13.34%	542	15.51%

	222,865	10.90%	243,839	9.55%	209,306	7.44%

Investment portfolio liabilities:
CMO borrowing(1)	5,323	6.67%	9,515	6.50%	21,691	5.59%
Repurchase Agreements on:
Mortgage Loans held for sale	—	—	795	6.67%	6,569	5.72%
Collateral for CMO	632	7.12%	736	6.93%	1,037	5.00%
Agency MBS	68,871	5.38%	80,678	5.21%	84,613	3.28%
Subordinate MBS	86,733	13.22%	84,048	6.38%	45,089	4.84%

	161,559	9.64%	175,772	5.85%	158,999	4.11%

Net investment portfolio assets	$61,306		$68,067		$50,307

Net interest spread		1.26%		3.70%		3.33%

Yield on net portfolio assets(2)(3)		14.23%		19.08%		17.94%

Ratio of portfolio liabilities to net investment		264%		258%		316%

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net portfolio assets is computed by dividing the applicable net interest income (after loan loss provision, with respect to CMOs only) by the average daily balance of net portfolio assets.

(3)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.

The yield on net portfolio assets decreased for the year ended December 31, 2007 from the same periods in 2006. This decrease in yield is the result of an increase in the one-month LIBOR, which is the basis for substantially all of our financing prior to August 10, 2007 and the higher borrowing costs associated with the Repurchase Transaction after August 10, 2007.

Average net investment portfolio assets decreased for the year ended December 31, 2007 from the same period in 2006 due to the significant reductions in estimated market value of our Subordinate MBS portfolio recorded during the year ended December 31, 2007 and the significant reduction in the size of our Agency portfolio in August of 2007. These decreases are partially offset by an increase in the size of the Subordinate MBS portfolio during the first half of 2006 that carried into 2007, as we were investing the proceeds from our $20 million trust preferred securities offering in November 2005.

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

Average net investment portfolio assets increased to $68.1 million for the year ended December 31, 2006 from $50.3 million for the year ended December 31, 2005. This increase is primarily due to the deployment of proceeds raised in 2005 in connection with the issuance of trust preferred securities, which was primarily invested in Subordinate MBS and Agency MBS. These proceeds were invested throughout 2005 and the first quarter of 2006. These proceeds were fully invested by March 31, 2006.

Mortgage Loans

The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Average asset balance	$7,795	$15,152	$37,405
Average CMO borrowing balance	5,323	9,515	21,691
Average balance — Repurchase Agreements	632	1,531	7,606

Net investment	1,840	4,106	8,108
Average leverage ratio	76.40%	72.90%	78.32%
Effective interest income rate	6.82%	6.92%	5.83%
Effective interest expense rate — CMO borrowing	6.67%	6.50%	5.59%
Effective interest expense rate — Repurchase Agreements	7.12%	6.79%	5.62%

Net interest spread	0.10%	0.38%	0.23%
Interest income	$532	$1,048	$2,179
Interest expense — CMO borrowing	355	618	1,212
Interest expense — Repurchase Agreements	45	104	428

Net interest income	$132	$326	$539

Yield	7.17%	7.94%	6.65%

Our Mortgage Loan portfolio net interest income declined each of the two years ended December 31, 2007. This decline in net interest income is due to the declining principal balance of our Mortgage Loan portfolio due to scheduled and unscheduled principal payments, which reduced the outstanding mortgage loan balance, and the rise in the interest expense related to one-month LIBOR. In 2005, we called and retired our 1999-A CMO and purchased the underlying loans, of which a significant portion were in turn securitized in Fannie Mae issues. In April of 2006, we sold all remaining mortgage loans that we purchased from the call and retirement of our 1999-A CMO.

Subordinate MBS

The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Average asset balance	$138,516	$136,443	$74,256
Average balance — Repurchase Agreements	86,733	84,048	45,089

Net investment	51,783	52,395	29,167
Average leverage ratio	62.62%	61.60%	60.72%
Effective interest income rate	13.82%	12.35%	11.41%
Effective interest expense rate — Repurchase Agreements	13.22%	6.38%	4.84%

Net interest spread	0.60%	5.97%	6.57%
Interest income	$19,139	$16,847	$8,471
Interest expense — Repurchase Agreements	11,466	5,365	2,184

Net interest income	$7,673	$11,482	$6,287

Yield	14.82%	21.91%	21.56%

The Subordinate MBS portfolio’s net interest income decreased to $7.7 million for the year ended December 31, 2007 from $11.5 million for the year ended December 31, 2006 due to an increase in the interest expense associated with the new fixed-term financing facility established in August 2007. This decrease is partially offset by an increase in interest income resulting from the increase in the size of this portfolio for 2007 compared to 2006. See “Liquidity and Capital Resources” elsewhere in this Form 10-K.

The Subordinate MBS portfolio’s net interest spread decreased to 0.60% for the year ended December 31, 2007 from 5.97% for the year ended December 31, 2006 primarily due to an increase in the interest expense rate associated with the new fixed term financing facility established in August 2007. The decrease is partially offset by an increase in the interest income rate, as the market value impairments recorded during 2007 reduced the average asset balances (the denominator in the rate calculation) and increased the interest income rate.

The Subordinate MBS portfolio’s net interest income increased to $11.5 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005 due to the significant increase in investment in this portfolio during the latter part of 2005 and beginning of 2006.

The Subordinate MBS portfolio’s net interest spread decreased to 5.97% for the year ended December 31, 2006 from 6.57% for the year ended December 31, 2005 due to an increase in the effective interest expense rate, partially offset by an increase in the effective interest income rate. The increase in the effective interest expense rate is due to increases in one-month LIBOR throughout 2005 and 2006. The increase in the interest income rate is due to purchase of securities in the latter part of 2005 and 2006 with effective interest rates higher than our existing securities, as overall interest rates increased.

Agency MBS

The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Average asset balance	$73,775	$89,516	$97,103
Average balance — Repurchase Agreements	68,871	80,678	84,613

Net investment	4,904	8,838	12,490
Average leverage ratio	93.35%	90.13%	87.14%
Effective interest income rate	5.76%	5.61%	5.06%
Effective interest expense rate — Repurchase Agreements	5.38%	5.21%	3.28%

Net interest spread	0.38%	0.40%	1.78%
Interest income	$4,251	$5,020	$4,908
Interest expense — Repurchase Agreements	3,704	4,202	2,774

Net interest income	$547	$818	$2,134

Yield	11.15%	9.26%	17.09%

The Agency MBS portfolio’s net interest income decreased to $0.5 million for the year ended December 31, 2007 from $0.8 million for the year ended December 31, 2006 primarily due to the reduction in the size of this portfolio during the latter part of 2007. The net interest spread has remained relatively constant throughout 2007 and 2006.

The Agency MBS portfolio’s net interest income decreased to $0.8 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005. In addition, the Agency MBS portfolio’s net interest spread decreased to 0.40% for the year ended December 31, 2006 from 1.78% for the year ended December 31, 2005. Both of these decreases were due to an increase in interest expense arising from increases in one-month LIBOR throughout 2005 and 2006. These decreases are partially offset by the purchase of several securities during 2006 with effective interest income rates higher than our existing securities, as overall interest rates increased.

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

The table below reflects the net economic impact of our Agency MBS portfolio for the year ended December 31, 2007 (dollars in thousands):

Net interest income	$547
Loss on mark to market of mortgage assets	(497)
Gains (losses) on sale	(997)
Other gain (forward sales)	1,225

Total	$278

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

Taxable Income

Taxable income (loss) for the year ended December 31, 2007 is approximately $(2.9) million. Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2007 (dollars in thousands):

Net income (loss)	$(79,988)
Add (deduct) differences:
Loss on mark to market of mortgage assets and other subordinate securities	75,277
Sale of mortgage securities	(123)
Mark to market of freestanding derivatives	825
Income in subsidiaries not consolidated for tax purposes — net	(614)
Interest income and expense adjustments for sale of securities to Ramius	336
Accrued expenses not yet deductible for taxes	1,618
Other	(238)

Estimated taxable loss — year ended December 31, 2007	$(2,907)

Excluded from the taxable income (loss) shown above is a loss on the sale of the securities to Ramius under the Repurchase Transaction of approximately $71,958,000. This taxable loss is deferred until either we exercise our right to repurchase the securities, in which case the difference between the cost to reacquire the portfolio and the original proceeds received is added to our original tax cost basis of the securities repurchased, or until the right to repurchase the securities expires, in which case the loss becomes realized and subject to capital loss limitations.

As a REIT, we are required to pay dividends amounting to 85% of each year’s taxable ordinary income and 95% of the portion of each year’s capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to 90% of our REIT taxable income for each year by the time we file our Federal tax return. Therefore, as a REIT we generally pass through substantially all of our earnings to shareholders without paying Federal income tax at the corporate level.

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

On August 10, 2007, we entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with Ramius, in connection with a repurchase transaction with respect to our portfolio of Subordinate MBS. The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year, expiring on August 9, 2008, and contains no margin or call features. The Repurchase Transaction replaces substantially all of our outstanding Repurchase Agreements, both committed and non-committed, which previously financed our Subordinate MBS.

Pursuant to the Repurchase Transaction, we pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of our common stock (equal to approximately 7.4% of our outstanding equity).

If we default under the Repurchase Transaction, Ramius has customary remedies, including demanding that all assets be repurchased by us and retaining and/or selling the assets.

Under the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, will be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to us since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $80 million for the year ended December 31, 2007 and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

We have taken the following actions to progress through these unprecedented market conditions:

•	In August 2007, we converted the short-term revolving financing for our primary portfolio to a fixed-term financing agreement that is due August 9, 2008. See Note 9 to our Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On our $20 million committed line of credit, we had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and agreed with the lender to repay this obligation on April 10, 2008. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, we were in violation of certain financial covenants of both our $20 million committed line of credit and our $200 million committed line of credit. See Note 9 and Note 19 to the Consolidated Financial Statements for additional information.

•	We are currently seeking additional capital and are utilizing an investment advisor for this purpose. Although no formal agreements have been reached, we are in discussion with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.

•	We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 19 to our Consolidated Financial Statements for additional information.

The following pro forma financial information is net interest income for the year ended December 31, 2007, as if the Repurchase Transaction was completed as of January 1, 2007 (dollars in thousands):

December 31,
2007

Net interest income as reported	$5,599
Add back: Subordinate MBS portfolio interest expense, as reported	11,466

17,065

Deduct: Subordinate MBS portfolio coupon interest expense for the Repurchase Transaction	(9,720)
Deduct: Subordinate MBS portfolio interest expense, debt discount amortization	(9,156)

(18,876)

Net interest income (loss), pro forma	$(1,811)

Our cash and cash equivalents as of December 31, 2007 decreased by $6.7 million from December 31, 2006. This decrease is due to paydowns on our Repurchase Agreements and our negative cashflow from operations subsequent to August 10, 2007, partially offset by principal and interest payments received on MBS, proceeds from the sale of various securities and proceeds from the sale of our due diligence business.

We have a master repurchase agreement with an outside lending institution for up to $200 million. This facility is structured primarily for financing the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, we will pay interest to the lending institution, based on one-month LIBOR plus an interest rate margin, plus various facility fees. As a condition of the facility, we are required to maintain certain financial covenants. As of December 31, 2007, we are in violation of certain of these covenants and, as a result, are unable to borrow under this facility. In March 2008, we entered into a Termination Agreement with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to us other than certain minor document preparation costs. There are no borrowings under the facility at termination.

We have a committed line of credit with an outside lending institution for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, we are required to maintain certain financial covenants. As of December 31, 2007, we are in violation of certain of these covenants. In

March 2008, without declaring an event of default, we verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date of April 10, 2008.

We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.

Off-Balance Sheet Arrangements

On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of December 31, 2007, we have sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If we do not form and issue a collateralized debt obligation, the warehouse agreement will expire and we may be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry in 2007 and the lack of excess funds available to us, we have determined it is doubtful we can successfully issue the collateralized debt obligation in the short-term. As a result, we have recorded an expense of $1.6 million for the year ended December 31, 2007 for the estimated potential cost of closing this facility as of December 31, 2007. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of December 31, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.

We have forward commitments to sell mortgage-backed securities. As of December 31, 2007 we had a commitment to sell $29.5 million of to be announced Agency MBS in January of 2008. The excess of the market value over future sales price of the securities as of December 31, 2007, is approximately $150,000. The forward sales commitments were settled in January of 2008 with offsetting purchase commitments and a net cash settlement.

Interest rate caps are used to economically hedge the changes in interest rates of the Company’s borrowings. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, the notional amount of the interest rate caps exceeds the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to their fair market value of approximately $1,000 at December 31, 2007.

As of December 31, 2007, we retained the credit risk on $2.6 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Contractual Obligations

The following are our contractual obligations as of December 31, 2007 (dollars in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(1)(2)	$45,274	$—	$—	$—	$45,274
Operating leases	837	290	538	9	—

Total	$46,111	$290	$538	$9	$45,274

(1)	Includes collateralized mortgage obligations and liability to subsidiary trusts issuing preferred and capital securities.

(2)	Long-term debt is reflected at its stated maturity date although principal pay-downs received from the related mortgage loans held as collateral for CMOs will reduce the amount of debt outstanding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past year, the domestic residential housing market has experienced significant weakness in certain geographic areas due to a combination of weak local economic conditions, excess housing inventory, rising interest rates and tightened mortgage lending standards. We invest in securities collaterized by prime residential mortgage loans. This sector of the market represents the best quality credits and lower loan to value ratios. However, prime mortgages are still vulnerable to economic stresses. Should housing prices remain depressed and expand to other geographic areas we would expect delinquencies and credit losses to increase.

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

The following table describes the credit performance of our Mortgage Loan portfolio securitizations:

Mortgage Loan Portfolio Credit Performance
(dollars in thousands)

1999-B Securitization

	December 31,
	2007				2006
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%

Current	$6,150	95.14%	172	85.58%	$9,311	91.74%	265	82.55%
30-59 days delinquent	162	2.51%	20	9.95%	554	5.46%	41	12.77%
60-89 days delinquent	13	0.20%	3	1.49%	71	0.70%	5	1.56%
90+ days delinquent	100	1.55%	3	1.49%	21	0.21%	4	1.25%
Foreclosure	39	0.60%	3	1.49%	160	1.58%	5	1.56%
Real Estate Owned	0	0.00%	0	0.00%	32	0.31%	1	0.31%

Losses allocated to our retained subordinate bonds of our CMO for the years ended December 31, 2007 and 2006 were $4,000 and $10,000, respectively. The loan loss allowance as of December 31, 2007 totaled $168,000.

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

We manage credit risk through detailed investment analysis both before purchasing subordinate securities and on an ongoing basis. Before subordinate securities are purchased we analyze the collateral using both internally developed and third party analytics, review deal structures and issuance documentation, review the servicer for acceptability and verify that the bonds are modeled on a widely used valuation system. Updated loan level data files are received on a monthly basis and are analyzed for favorable and unfavorable credit performance and trends. Bonds that do not meet our credit criteria may be sold via an arms-length competitive bidding process.

Expected credit losses are established by analyzing each subordinate security and are designated as a portion of the difference between the securities’ par value and amortized cost. Expected credit losses, including both timing and severity, are updated on a monthly basis based upon current collateral data.

During 2007, credit spreads on subordinate bonds collateralized by prime-quality mortgage loans widened between 400 and 2,000 basis points, depending on the bond’s credit rating. The majority of the credit spread widening occurred during the third and fourth quarter of 2007. This increase in credit spreads has caused the portfolio value to decline approximately $75.6 million from December 31, 2006.

The widening of credit spreads is attributable to several factors that we have observed in the mortgage markets:

•	poor economic performance of bonds collateralized by sub-prime mortgage loans;

•	weakening residential housing markets in the form of lower market values and fewer sales;

•	increasing mortgage delinquency rates; and

•	lower liquidity in the Collateralized Debt Obligation markets in the form of lesser demand from issuers and other investment managers.

A direct effect of this credit spread widening was a substantial contraction in both the cost and availability of financing for all non-Agency mortgage-backed securities, including subordinate bonds collateralized by prime-quality mortgage loans.

As of December 31, 2007 credit spreads for subordinate bonds collateralized by prime-quality mortgage loans were at the widest levels experienced since the Company began investing in this sector in the first half of 1999.

The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:

Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	December 31,
	2007				2006
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%

Current	$38,393,269	98.62%	72,850	98.54%	$46,111,855	99.42%	85,783	99.40%
30-59 days delinquent	248,471	0.64%	478	0.64%	189,117	0.41%	361	0.42%
60-89 days delinquent	72,633	0.19%	154	0.21%	36,315	0.08%	67	0.08%
90+ days delinquent	73,242	0.19%	146	0.20%	20,779	0.04%	44	0.05%
Foreclosure	110,012	0.28%	227	0.31%	18,208	0.04%	44	0.05%
Real Estate Owned	31,886	0.08%	73	0.10%	3,441	0.01%	6	0.01%

We had losses of approximately $1,970,000 and $28,000 allocated to our Subordinate MBS portfolio for the years ended December 31, 2007 and 2006, respectively, excluding approximately $222,000 of losses incurred in September 2006 and reversed in January 2007.

The following table describes the distribution of our Subordinate MBS portfolio by rating:

Subordinate MBS Portfolio Credit Ratings
(dollars in thousands)

	December 31,
	2007		2006
	Principal	Carrying	Principal	Carrying
	Balance	Value	Balance	Value

BB-rated	$51,610	$29,653	$52,335	$46,626
B-rated	100,854	43,616	102,666	78,953
Non-rated	73,305	9,426	75,750	29,020

Total Subordinate MBS Portfolio	$225,769	$82,695	$230,751	$154,599

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

Prepayment Risk

Prepayments have a direct effect on the amortization of purchase discounts/premiums and the market value of mortgage assets. In general, in a mortgage portfolio, as interest rates increase, prepayments will decline and as interest rates decrease, prepayments will increase. For our investments purchased at a discount, a decrease in prepayments will delay the accretion of the discount, which reduces the effective yield and lowers the market value of the investment. For our investments purchased at a premium, a decrease in prepayments will delay the amortization of the premium, which increases the effective yield and increases the market value of the investment. An increase in prepayment speeds will have the opposite effect.

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

Mortgage Loan Portfolio

A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the Mortgage Loan portfolio cannot trigger margin requirements. Mortgage loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. As of December 31, 2007, one bond from the 2000-A securitization is financed via a $0.5 million Repurchase Agreement and is subject to margin requirements. A liquidity reserve is maintained per our liquidity policy.

Subordinate MBS Portfolio

Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other than temporary would be charged to income through impairment expense. For the year ended December 31, 2007, we have observed significant declines in the estimated market value of our securities and have recorded these declines as impairment expense. See “Developments in 2007” in Item 1 of this report for further information.

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

Quantitative Disclosure about Market Risk

Agency MBS Portfolio

Our Agency MBS portfolio consists of market risk sensitive instruments classified as trading and held to maturity securities. The following tables describe the Agency MBS portfolio instruments and the forward sales used to economically hedge the trading securities in this portfolio, as of December 31, 2007 (dollars in thousands):

Agency MBS Portfolio Assets

	December 31, 2007
					Weighted
	Principal	Carrying	Fair		Average
Security Type	Balance	Value	Value	Coupon	Maturity

Fannie Mae MBS 30 Year Fixed Rate	$7,189	$7,305	$7,305	6.00%	354 months
Fannie Mae MBS 30 Year Fixed Rate	7,074	7,191	7,191	6.00%	354 months
Fannie Mae MBS 30 Year Fixed Rate	7,703	7,832	7,832	6.00%	355 months
Fannie Mae MBS 30 Year Fixed Rate	7,590	7,717	7,717	6.00%	354 months

Total	$29,556	$30,045	$30,045

Agency MBS Portfolio Forward Sales

	December 31, 2007
		Contractual			Weighted
	Principal	Forward Sale	Market		Average
Security Type	Balance	Amount	Value	Coupon	Maturity

Fannie Mae MBS 30 Year Fixed Rate	$29,500	$29,806	$29,956	6.00%	TBA Security

Total	$29,500	$29,806	$29,956

Subordinate MBS Portfolio

Our Subordinate MBS portfolio consists of market risk sensitive instruments entered into for purposes other than trading purposes. We believe the principal risk to our Subordinate MBS portfolio is the credit performance of the individual securities. The following tables present the principal balance and weighted-average portfolio coupon rate as of December 31, 2007 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupon rate under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably.

The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2007.

Subordinate MBS Portfolio (dollars in thousands):

December 31,
2007

Principal Balance	$225,769
Carrying Value	82,695
Weighted-Average Coupon Rate	5.39%

Subordinate MBS Portfolio Loss Sensitivity (dollars in thousands):

Loss
Scenario		2008	2009	2010	2011	2012	Thereafter

0%	Total Principal Reduction	$2,804	$8,620	$26,690	$28,845	$24,606	$134,204
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	5.41%	5.43%	5.59%	5.81%	5.91%	6.24%
50%	Total Principal Reduction	9,681	16,995	29,484	29,211	23,219	117,179
	Total Losses	7,091	9,153	6,576	4,233	2,765	5,678
	Weighted-Average Coupon Rate	5.41%	5.42%	5.59%	5.81%	5.90%	6.26%
100%	Total Principal Reduction	16,695	25,376	31,952	29,241	22,625	99,880
	Total Losses	14,173	18,312	13,219	8,523	5,580	11,410
	Weighted-Average Coupon Rate	5.40%	5.40%	5.57%	5.80%	5.89%	6.26%
150%	Total Principal Reduction	23,687	34,105	35,185	29,102	20,544	83,146
	Total Losses	21,250	27,655	19,772	12,495	7,947	15,533
	Weighted-Average Coupon Rate	5.39%	5.37%	5.55%	5.79%	5.89%	6.30%
200%	Total Principal Reduction	30,628	42,979	37,494	27,955	19,517	67,196
	Total Losses	28,384	36,834	25,336	15,435	9,620	15,474
	Weighted-Average Coupon Rate	5.37%	5.34%	5.52%	5.77%	5.88%	6.36%

Mortgage Loan Portfolio — CMO

Our Mortgage Loan portfolio consists of market risk sensitive instruments classified as held for investment. We believe the principal risk to our Mortgage Loan portfolio is the credit performance of the individual mortgage loans. The following tables present the principal balance and weighted-average portfolio coupon rates as of December 31, 2007 and loss sensitivities (future projected principal balance reductions and weighted-average portfolio coupons under different loss scenarios). The loss scenarios are month-by-month projected loss amounts that incorporate many assumptions and, as such, actual loss amounts may vary considerably. The 100% Loss Scenario represents median expected losses. In projecting future cash flows, we utilized forward rates as of December 31, 2007.

Mortgage Loan Portfolio: 1999-B Assets (dollars in thousands):

December 31,
2007

Principal Balance	$6,464
Carrying Value	6,182
Fair Value	6,118
Weighted-Average Coupon Rate	7.74%

Mortgage Loan Portfolio: 1999-B Assets Loss Sensitivity (dollars in thousands):

Loss
Scenario		2008	2009	2010	2011	2012	Thereafter

0%	Total Principal Reduction	$1,839	$1,362	$995	$719	$522	$1,027
	Total Losses	0	0	0	0	0	0
	Weighted-Average Coupon Rate	6.49%	6.18%	6.45%	6.62%	6.65%	7.72%
50%	Total Principal Reduction	1,841	1,366	996	719	521	1,021
	Total Losses	2	5	3	2	2	3
	Weighted-Average Coupon Rate	6.49%	6.18%	6.45%	6.62%	6.65%	7.72%
100%	Total Principal Reduction	1,842	1,369	997	719	521	1,016
	Total Losses	3	10	6	4	4	6
	Weighted-Average Coupon Rate	6.49%	6.18%	6.45%	6.62%	6.65%	7.72%
150%	Total Principal Reduction	1,843	1,373	998	718	520	1,011
	Total Losses	5	16	10	6	6	9
	Weighted-Average Coupon Rate	6.49%	6.18%	6.45%	6.62%	6.65%	7.72%
200%	Total Principal Reduction	1,845	1,377	999	718	520	1,005
	Total Losses	6	21	13	8	8	12
	Weighted-Average Coupon Rate	6.49%	6.18%	6.45%	6.62%	6.65%	7.72%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Reports of Independent Registered Public Accounting Firms thereon, begin on page F-1 of this Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

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

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information is as follows:

As of December 31, 2007
Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	52,900	$14.44	328,833

Equity compensation plans not approved by security holders	22,834	$5.18	14,417

The other information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our Fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements See Part II, Item 8 hereof.

(2)	Financial Statement Schedules See Part II, Item 8 hereof.

(3)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2008.

Hanover Capital Mortgage Holdings, Inc.

By:	/s/ Harold F. McElraft
Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2008.

Signature	Title

/s/ John A. Burchett John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Irma N. Tavares Irma N. Tavares	Chief Operating Officer, Senior Managing Director and a Director

/s/ John A. Clymer John A. Clymer	Director

/s/ John N. Rees John N. Rees	Director

/s/ James F. Stone James F. Stone	Director

/s/ Harold F. McElraft Harold F. McElraft	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
3.1(8)	Amended Articles of Incorporation of Registrant, as amended
3.2.1(30)	Amended and Restated By-Laws of Registrant
4.1(1)	Specimen Common Stock Certificate of Registrant
4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust
4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.
4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005
4.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005
10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan
10.7.1(3)	1999 Equity Incentive Plan
10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.8.2(32)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007
10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.9.2(32)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007
10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.10.2(25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.
10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.11.2.(25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.
10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan
10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

Exhibit	Description

10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft
10.12.1(32)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007
10.12.2(32)	Retention Agreement of James C. Strickler dated as of November 27, 2007
10.12.3(32)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007
10.12.1.1(34)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007
10.12.2.1(34)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007
10.12.3.1(34)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007
10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.
10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.
10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description

10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.
10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.
10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Capital Financial Products, Inc.
10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.
10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.
10.31.13(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.
10.31.14(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.
10.31.15(31)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.
10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent
10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

Exhibit	Description

10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.
10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004
10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004
10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7(14)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of July 1, 2004
10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004
10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004
10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004
10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004
10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004
10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004
10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005
10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005
10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.
10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005
10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank
10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company
10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited
10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

Exhibit	Description

10.38.5.1(36)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.
10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.
10.38.7(25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007
10.38.8(28)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller, dated as of August 10, 2007
10.38.9(28)	Stock Purchase Agreement between RCG, Ltd. and Hanover Capital Mortgage Holdings, Inc., dated August 10, 2007.
10.38.9.1(33)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Hanover Capital Mortgage Holdings, Inc.
10.38.9.2(35)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Hanover Capital Mortgage Holdings, Inc. and RCG PB, Ltd.
10.38.10(29)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.
10.38.11(31)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.
21(36)	Subsidiaries of Hanover Capital Mortgage Holdings, Inc.
23.1(36)	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
31.1(36)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(36)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(37)	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(37)	Certification by Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(29)	Incorporated herein by reference to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(30)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.

(31)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(32)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(33)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(34)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(35)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(36)	Filed herewith

(37)	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has lost $80 million for the year ended December 31, 2007, which included $76 million in impairment losses on mortgage-backed securities and the Company has terminated certain loan facilities because of covenant violations and, as a result, these facilities are no longer available to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanover Capital Mortgage Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hanover Capital Mortgage Holdings, Inc. and Subsidiaries

We have audited Hanover Capital Mortgage Holdings, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management assessment. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended December 31, 2007, and our report dated March 31, 2008 expressed an unqualified opinion and contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

New York, New York
March 31, 2008

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$7,257	$13,982
Accrued interest receivable	1,241	1,652
Mortgage loans
Collateral for CMOs	6,182	9,736

	6,182	9,736

Mortgage securities ($112,740 and $254,482 pledged under Repurchase Agreements as of December 31, 2007 and 2006, respectively) Trading	30,045	105,104
Available for sale	82,695	154,599
Held to maturity	—	6,254

	112,740	265,957
Other subordinate security, available for sale	1,477	—
Other subordinate security, held to maturity	—	2,757
Equity investments in unconsolidated affiliates	1,509	1,399
Other assets	4,782	6,237
Other assets of discontinued operations	—	2,549

	$135,188	$304,269

LIABILITIES
Repurchase agreements	$108,854	$193,247
Collateralized mortgage obligations (CMOs)	4,035	7,384
Dividends payable	—	1,236
Accounts payable, accrued expenses and other liabilities	6,709	2,757
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239
Other liabilities of discontinued operations	—	823

	160,837	246,686

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,658,562 and 8,233,062 shares issued and outstanding as of December 31, 2007 and 2006, respectively	86	82
Additional paid-in capital	102,939	102,598
Cumulative earnings (deficit)	(71,289)	8,699
Cumulative distributions	(57,385)	(56,173)
Accumulated other comprehensive income (loss)	—	2,377

	(25,649)	57,583

	$135,188	$304,269

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005

REVENUES
Interest income	$24,823	$24,278	$16,296
Interest expense	19,224	13,942	8,284

Net interest income before loan loss provision	5,599	10,336	8,012
Loan loss provision	—	—	26

Net interest income	5,599	10,336	7,986
(Loss) gain on sale of mortgage assets	(803)	834	4,515
(Loss) gain on mark to market of mortgage assets	(75,934)	148	(2,715)
Gain (loss) on freestanding derivatives	1,199	(2,344)	180
Technology	1,155	2,857	3,054
Loan brokering and advisory services	157	105	1,647
Other income (loss)	(1,542)	(77)	602

Total revenues	(70,169)	11,859	15,269

EXPENSES
Personnel	3,910	4,239	6,428
Legal and professional	2,097	2,777	2,810
General and administrative	1,505	1,183	1,259
Depreciation and amortization	616	708	1,220
Occupancy	315	315	347
Technology	526	1,109	1,575
Financing	815	415	609
Goodwill impairment	—	2,478	—
Other	880	689	760

Total expenses	10,664	13,913	15,008

Operating income (loss)	(80,833)	(2,054)	261
Equity in income (loss) of unconsolidated affiliates	110	110	(165)
Minority interest in loss of consolidated affiliate	—	(5)	(57)

Income (loss) from continuing operations before income tax provision	(80,723)	(1,939)	153
Income tax provision	—	12	2

Income (loss) from continuing operations	(80,723)	(1,951)	151

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before gain on sale and income tax provision	(611)	(917)	1,387
Gain on sale of discontinued operations	1,346	—	—
Income tax provision from discontinued operations	—	58	172

Income (loss) from discontinued operations	735	(975)	1,215

NET INCOME (LOSS)	$(79,988)	$(2,926)	$1,366

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(9.77)	$(0.23)	$0.02
Income (loss) from discontinued operations	0.09	(0.12)	0.14

Net income (loss) per common share — Basic	$(9.68)	$(0.35)	$0.16

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(9.77)	$(0.23)	$0.02
Income (loss) from discontinued operations	0.09	(0.12)	0.14

Net income (loss) per common share — Diluted	$(9.68)	$(0.35)	$0.16

Weighed average shares outstanding — Basic	8,265,194	8,358,433	8,443,744
Weighed average shares outstanding — Diluted	8,265,194	8,358,433	8,460,903

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Net income (loss)	$(79,988)	$(2,926)	$1,366
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized (loss) gain on securities classified as available-for-sale	(76,946)	6,994	(5,556)
Reclassification adjustment for net (loss) gain included in net income	(384)	1,326	242
Reclassification adjustment for impairment expense included in net income	74,953	—	—

Other comprehensive income (loss)	(2,377)	8,320	(5,314)

Comprehensive income (loss)	$(82,365)	$5,394	$(3,948)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Notes
				Receivable				Accumulated
			Additional	from	Cumulative		Deferred	Other
	Common Stock		Paid-In	Related	Earnings	Cumulative	Stock-Based	Comprehensive
	Shares	Amount	Capital	Parties	(Deficit)	Distributions	Compensation	Income (Loss)	Total

BALANCE, JANUARY 1, 2005	8,381,583	$84	$103,126	$(583)	$10,259	$(41,038)	$—	$(629)	$71,219
Forgiveness of notes receivable from four executive officers (Principals)	—	—	—	583	—	—	—	—	583
Common stock earned by Principals	72,222	1	761	—	—	—	—	—	762
Common stock grants to key employees	22,000	—	236	—	—	—	(236)	—	—
Amortization of deferred stock grant to key employees	—	—	—	—	—	—	31	—	31
Exercise of stock options	18,000	—	83	—	—	—	—	—	83
Stock issued under Executive Compensation Plan	2,357	—	25	—	—	—	—	—	25
Net income	—	—	—	—	1,366	—	—	—	1,366
Other comprehensive income (loss)	—	—	—	—	—	—	—	(5,314)	(5,314)
Dividends declared	—	—	—	—	—	(9,324)	—	—	(9,324)

BALANCE, DECEMBER 31, 2005	8,496,162	85	104,231	—	11,625	(50,362)	(205)	(5,943)	59,431
Reclassification of deferred stock-based compensation	—	—	(205)	—	—	—	205	—	—
Amortization of deferred stock grant to key employees	—	—	47	—	—	—	—	—	47
Stock option issued to director	—	—	1	—	—	—	—	—	1
Repurchase of common stock	(263,100)	(3)	(1,476)	—	—	—	—	—	(1,479)
Net income (loss)	—	—	—	—	(2,926)	—	—	—	(2,926)
Other comprehensive income (loss)	—	—	—	—	—	—	—	8,320	8,320
Dividends declared	—	—	—	—	—	(5,811)	—	—	(5,811)

BALANCE, DECEMBER 31, 2006	8,233,062	82	102,598	—	8,699	(56,173)	—	2,377	57,583
Amortization of deferred stock grant to key employees	—	—	95	—	—	—	—	—	95
Stock option issued to director	—	—	1	—	—	—	—	—	1
Common stock grants to key employees	29,000	—	—	—	—	—	—	—	—
Issuance of common stock in connection with financing	600,000	6	1,212	—	—	—	—	—	1,218
Repurchase of common stock	(194,100)	(2)	(958)	—	—	—	—	—	(960)
Forfeiture of unvested restricted stock	(9,400)	—	(9)	—	—	—	—	—	(9)
Net income (loss)	—	—	—	—	(79,988)	—	—	—	(79,988)
Dividends declared	—	—	—	—	—	(1,212)	—	—	(1,212)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,377)	(2,377)

BALANCE, DECEMBER 31, 2007	8,658,562	$86	$102,939	$—	$(71,289)	$(57,385)	$—	$—	$(25,649)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(80,723)	$(1,951)	$151
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	616	708	1,220
Common stock issued to Principals	—	—	762
Stock-based compensation	45	35	22
Accretion of net discount to interest income	(7,060)	(5,734)	(2,653)
Accretion of debt discount and deferred financing costs to interest expense	3,914	37	59
Loan loss provision	—	—	26
Loss (gain) recognized from mark to market of mortgage assets	75,934	(148)	2,715
Undistributed (earnings) losses of unconsolidated affiliates — net	(110)	(110)	165
Minority interest in earnings (loss) of consolidated affiliate	—	(5)	(57)
Loss (gain) on sale of mortgage assets	803	(834)	(4,515)
Loss on disposition of real estate owned	72	85	62
Gain on loans paid in full	(102)	—	—
Goodwill impairment	—	2,478	—
Purchase of mortgage securities classified as trading	(30,187)	(77,023)	—
Principal collections on mortgage securities classified as trading	9,737	10,262	25,207
Proceeds from sale of mortgage securities classified as trading	94,216	45,860	—
Purchase of mortgage loans classified as held for sale	—	—	(20,139)
Principal collections on mortgage loans classified as held for sale	—	780	4,593
Proceeds from sale of mortgage loans classified as held for sale	—	9,418	—
Decrease (increase) in accrued interest receivable	411	(285)	(346)
Decrease (increase) in other assets	305	(1,207)	961
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,604	(216)	(353)

Net cash provided by (used in) operating activities of continuing operations	69,475	(17,850)	7,880

Net cash provided by operating activities of discontinued operations	1,129	473	32

INVESTING ACTIVITIES
Purchase of mortgage securities classified as available for sale	(10,713)	(78,158)	(113,054)
Purchase of other securities classified as held to maturity	—	—	(2,681)
Proceeds from the closing of CMOs	—	—	20,799
Principal collections on mortgage securities classified as available for sale	1,149	1,434	861
Principal collections on mortgage securities classified as held to maturity	980	1,614	—
Principal collections on CMO collateral	3,680	4,378	6,533
Proceeds from sale of mortgage securities classified as available for sale	11,398	43,420	60,772
Proceeds from sale of mortgage securities classified as held to maturity	5,129	—	—
Proceeds from disposition of real estate owned	623	1,526	912
Cash (paid for) acquired in acquisitions	—	(118)	1,158
Capital investment in unconsolidated affiliates	—	—	(2,225)

Net cash provided by (used in) investing activities of continuing operations	12,246	(25,904)	(26,925)

Proceeds from the sale of HCP	1,375	—	—

FINANCING ACTIVITIES
Proceeds from issuance of junior subordinated notes to subsidiary trusts issuing preferred and capital securities	—	—	41,239
Proceeds from exercise of stock options	—	—	83
(Decrease) increase in borrowings using repurchase agreements	(164,321)	38,979	24,166
Proceeds from fixed-term financing	80,931	—	—
Repayment of borrowings on line of credit	—	—	(3,681)
Payments on CMOs	(3,349)	(4,054)	(23,772)
Payment of debt issuance costs	(778)	—	—
Payment of dividends	(2,448)	(6,699)	(9,714)
Repurchase of common stock	(985)	(1,455)	—
Decrease in notes receivable from related party	—	—	583

Net cash (used in) provided by financing activities of continuing operations	(90,950)	26,771	28,904

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,725)	(16,510)	9,891
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,982	30,492	20,601

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,257	$13,982	$30,492

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

Hanover Capital Mortgage Holdings, Inc. (the “Company”) was incorporated in Maryland on June 10, 1997. The Company is a specialty finance company whose principal business is to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. The Company avoids investments in sub-prime or Alt-A loans or securities collateralized by sub-prime or Alt-A loans. The Company leverages its purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, are currently under a single Repurchase Agreement for a one-year fixed term basis. The Company conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes. The Company has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”).

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, the Company incurred a significant loss of liquidity over a short period of time. The Company experienced a net loss of approximately $80 million for the year ended December 31, 2007 and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, the Company will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While the Company has sufficient cash to continue operations up to and beyond August 9, 2008, it does not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for the Company to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken the following actions to progress through these unprecedented market conditions:

•	In August 2007, the Company converted the short-term revolving financing for its primary portfolio to a fixed-term financing agreement that is due August 9, 2008. See Note 9 to the Consolidated Financial Statements for additional information.

•	In August 2007, the Company significantly reduced the short-term revolving financing for its other portfolios.

•	During the first quarter of 2008, the Company successfully repaid and terminated all short-term revolving financing without any events of default. The Company repaid substantially all short-term revolving financing on one of its uncommitted lines of credit through the sale of the secured assets. On its $20 million committed line of credit, the Company had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and agreed with the lender to repay this obligation on April 10, 2008. On its $200 million committed line of credit, the Company had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, the Company was in violation of certain financial covenants of both its $20 million committed line of credit and its $200 million committed line of credit. See Note 9 and Note 19 to the Consolidated Financial Statements for additional information.

•	The Company is currently seeking additional capital and is utilizing an investment advisor for this purpose. Although no formal agreements have been reached, the Company is in discussion with several potential investors. While companies with similar investment strategies have recently raised significant capital in the public and private markets, there can be no assurance that the Company will be able to do so or, if it can, what the terms of any such financing would be.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company has deferred interest payments on its long-term subordinated debt and may continue to defer these payments, if necessary. The Company has the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 19 to the Consolidated Financial Statements for additional information.

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

Mortgage securities and other subordinate securities designated as available for sale are reported at estimated fair value, with unrealized gains and losses included in comprehensive income. Unrealized losses considered to be other-than-temporary impairments are reported as a component of gain (loss) on mark to market of mortgage assets.

The Company also invests in mortgage-backed securities issued by Fannie Mae and Freddie Mac, (“Agency MBS”). Although not rated, Agency MBS carry an implied “AAA” rating. Purchase premiums and discounts are amortized as a component of net interest income using the effective yield method.

The Company’s policy is to generally classify Agency MBS as trading as they are acquired. The Company re-evaluates the propriety of its classification on a quarterly basis.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

Prior to June 2005, the Company recorded its investment in HDMF-I LLC (“HDMF”), which was formed to purchase, service, manage and ultimately re-sell or otherwise liquidate pools of sub- and non-performing one-to-four family residential mortgage loans, based on the equity method, recording its proportionate share of the earnings and losses of HDMF. In June 2005, the Company acquired a majority ownership of HDMF and began to consolidate the balance sheet and statement of operations of HDMF into the Company’s consolidated balance sheets and statements of operations. In March 2006, the Company acquired the remaining minority interest in HDMF and has consolidated 100% of the operating results and assets and liabilities of HDMF-I since that date.

The Company records its investments in Hanover Statutory Trust I and Hanover Statutory Trust II on the equity method. See Note 11 for further information.

Repurchase Agreements

The Company leverages its purchases of mortgage securities with Repurchase Agreements. Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, are currently under a single Repurchase Agreement for a one-year fixed term basis. Under the Repurchase Agreements, the Company retains the incidents of beneficial ownership. As a result, although the transaction is structured as a sale and repurchase obligation, it is a financing transaction with both the asset and liability reported on a gross basis in the Company’s consolidated financial statements.

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

The fair values of the forward sales and interest rate caps are included as a component of other assets.

Revenue Recognition — Non-Portfolio Operations

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

Income Taxes

The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Accordingly, the Company will not be subject to Federal or state income tax on that portion of its income that is distributed to stockholders, as long as certain asset, income and stock ownership tests are met.

HCP-2 files a separate consolidated Federal income tax return and is subject to Federal, state and local income taxation. HCP-2 uses the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.

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

Stock-Based Compensation

Hanover applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, in accounting for its stock-based compensation plans, as more thoroughly described in Note 12. For these awards, the Company measures the cost of employee services received in exchange for the award of equity instruments based on the grant-date fair value of the award and recognizes the total cost as compensation expense on a straight-line basis over the applicable vesting period.

Fair Value

The Company’s Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. The Company maintains extensive data related to the collateral of its Subordinate MBS and as a result is able to apply this data and all other relevant market data to its estimates of fair value. The Company believes the estimates used reasonably reflect the values it may have been able to receive, as of December 31, 2007, should it have chosen to sell them. Many factors must be considered in order to estimate market values, including, but not limited to, estimated cash flows, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, the Company’s estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

During the third and fourth quarters of 2007, due to unprecedented disruptions in the secondary mortgage markets, virtually all trading of Subordinate MBS for all market participants ceased. The fair value estimation process has been difficult due to the lack of market data and the uncertainties in the markets regarding the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent and severity of possible future losses, availability of financing, housing prices, economic activity and Federal Reserve activities.

The Company has used a combination of market inputs to arrive at an estimate of fair value for the securities in its Subordinate MBS portfolio as of December 31, 2007. Inputs included estimates from a third party pricing service, results from internal proprietary pricing models and various inputs from several dealer firms including security specific prices and market yields. The estimate of fair value required considerable judgment and estimates.

As previously reported, during the third quarter of 2007, the Company changed its estimation process from exclusively using its enhanced internal pricing model to using selective judgments from among various inputs including input from a pricing service offered by a third party pricing firm, dealer prices and dealer inputs. The third-party pricing service represents that they receive reliable credit spreads and prepayment speeds from various investment firms and broker / dealers and information as to trade prices that had occurred.

During the fourth quarter of 2007, the Company again used multiple inputs that include estimates from the third party pricing service, results from internal proprietary pricing models, and various inputs from several dealer firms including security specific prices and market yield spreads which were converted to a price. The resulting estimated prices were also correlated to the net present values of cash flows used in the Company’s proprietary pricing model updated for market inputs for estimated prepayment speeds and default and severity rates. The resulting values for estimated fair value as of December 31, 2007, were derived from a combination of all the inputs.

The Company believes these changes and modifications to its process, required by unprecedented disruptions in the market place, are changes in estimates under SFAS No. 154 and have been applied prospectively.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, to amend SFAS No. 133 and SFAS No. 140. This statement simplifies the accounting for certain financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and remeasure at fair market value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair market value with changes in fair market value recognized in earnings. SFAS No. 155 became effective for us as of January 1, 2007. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s management is currently evaluating the potential impact of this pronouncement. As the majority of the Company’s assets and liabilities are either already recorded at fair value or the carrying value approximates fair value, any potential impact is limited to a few specific assets and liabilities. Management of the Company has not yet determined whether it will make a fair value election for the following assets and liabilities, but the potential impact is as follows:

•	The fair value election for the Subordinate MBS will result in any future increases or decreases in the fair value of these assets recorded through the statement of operations, rather than other comprehensive income.

•	The fair value election for the liability to subsidiary trusts issuing preferred and capital securities could result in a significant decrease in the recorded value of this liability and a significant increase in the recorded value of stockholder’s equity. At December 31, 2007, this potential adjustment is approximately $34,270,000.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1: Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This pronouncement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide “Investment Companies”. Entities that are within the scope of this Audit and Accounting Guide are subject to specialized reporting requirements, including recording all investments at fair value. This pronouncement is effective for fiscal years beginning on or after December 15, 2007. In February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1 which delays indefinitely the effective date of Statement of Position 07-1. Management of the Company is currently reviewing this pronouncement and its potential deferral to determine the impact, if any, to the Company.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement is effective for fiscal years beginning after November 15, 2008 and is applied to all initial transfers and repurchase financings entered into after the effective date. Management of the Company is currently reviewing this pronouncement and does not believe the adoption will have a significant impact on the Company’s consolidated financial statements.

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

The following is a summary of the results of operations of the discontinued operations of the HCP business (amounts in thousands):

	Years Ended December 31,
	2007(1)	2006	2005

Revenues	$449	$12,001	$15,706
Gain on Sale of HCP	1,346	—	—
Operating expenses	1,060	12,918	14,319

Income (loss) from discontinued operations before income tax provision	735	(917)	1,387
Income tax provision	—	58	172

Income (loss) from discontinued operations	$735	$(975)	$1,215

(1)	Inclusive of normal operations up to January 12, 2007, and activities incidental to concluding the sale subsequent to January 12, 2007.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	MORTGAGE LOANS

Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	December 31, 2007			December 31, 2006
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal amount of mortgage loans	$1,260	$5,204	$6,464	$1,932	$8,217	$10,149
Net premium (discount) and deferred financing costs	(22)	(92)	(114)	(26)	(113)	(139)
Loan loss allowance	(32)	(136)	(168)	(52)	(222)	(274)

Carrying value of mortgage loans	$1,206	$4,976	$6,182	$1,854	$7,882	$9,736

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of period	$274	$284	$424
Loan loss provision	—	—	26
Sales	—	—	(157)
Charge-offs	(4)	(10)	(9)
Mortgage loans paid in full	(102)	—	—

Balance, end of period	$168	$274	$284

The following table presents delinquency rates for such mortgage loans:

	December 31,
	2007	2006

30-59 days delinquent	2.51%	5.46%
60-89 days delinquent	0.20%	0.70%
90 or more days delinquent	1.55%	0.20%
Loans in foreclosure	0.60%	1.58%
Real estate owned	0.00%	0.31%

The Company realized credit losses of approximately $4,000, $10,000 and $9,000 on the mortgage loan assets that have been recorded as charge-offs to the Company’s loan loss allowance, for the years ended December 31, 2007, 2006 and 2005, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	MORTGAGE AND OTHER SUBORDINATE SECURITIES

Mortgage Securities Classified as Trading
(dollars in thousands)

	December 31,
	2007			2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$29,556	$—	$29,556	$106,479	$—	$106,479
Net premium (discount)	110	—	110	(2,251)	—	(2,251)

Amortized cost	29,666	—	29,666	104,228	—	104,228
Gross unrealized gain	379	—	379	1,672	—	1,672
Gross unrealized loss	—	—	—	(796)	—	(796)

Carrying value	$30,045	$—	$30,045	$105,104	$—	$105,104

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	December 31,
	2007			2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$225,769	$—	$225,769	$221,756	$8,995	$230,751
Impairment recognized	(74,475)	—	(74,475)	(743)	—	(743)
Net (discount)	(68,599)	—	(68,599)	(74,073)	(3,713)	(77,786)

Amortized cost	82,695	—	82,695	146,940	5,282	152,222
Gross unrealized gain	—	—	—	3,710	9	3,719
Gross unrealized loss	—	—	—	(1,272)	(70)	(1,342)

Carrying value	$82,695	$—	$82,695	$149,378	$5,221	$154,599

As of December 31, 2007, the gross unrealized loss for the Company’s entire Subordinate MBS portfolio is considered by the Company to be other-than-temporary impairments. Although these declines appear to be attributable to increases in credit spreads, decreases in liquidity, and possibly from changes in the loss or prepayment assumptions affecting cash flows, the turmoil in the industry is exceptional and much greater than the normal cyclical swings. The Company is unable to predict when a recovery will occur and the level of recovery. In addition, the Company may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of the financing on August 9, 2008 and may be required to sell securities to settle the outstanding principal, which could be before a full recovery of the market has occurred. As a result, the Company recorded the difference between the adjusted cost basis and the estimated fair value, determined on a security by security basis, as impairment expense of approximately $73,611,000 for the year ended December 31, 2007.

The contractual repayment amount at termination of the Repurchase Transaction on August 9, 2008 is approximately $84,933,000. The lender has recourse only against the Company’s Subordinate MBS and not to any other asset or right of the Company. Although the overall fair value of the Company’s Subordinate MBS portfolio of approximately $82,695,000 is below the contractual repayment amount of the debt, management of the Company believes the economic long-term value of this portfolio is greater than its fair value at

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and intends to repay the contractual repayment amount of the debt to the extent the Company has the ability. However, if the fair value of the Company’s Subordinate MBS portfolio decreases further, the Company may modify its intention to repay the contractual repayment amount of the debt and allow the lender to acquire the Subordinate MBS portfolio. As a result of the values described above and the non-recourse nature of the agreement, if the fair value of the Company’s Subordinate MBS portfolio decreases further and the economic long-term value also decreases, other-than-temporary impairments recorded through the Statement of Operations may not be necessary.

Other Subordinate Securities Classified as Available for Sale
(dollars in thousands)

	December 31,
	2007			2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$—	$—
Impairment recognized	—	(1,354)	(1,354)	—	—	—
Net (discount)	—	(981)	(981)	—	—	—

Amortized cost	—	1,477	1,477	—	—	—
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$1,477	$1,477	$—	$—	$—

As of December 31, 2007, the Company re-assessed its classification of its other subordinate security and determined that the classification should be changed to available-for-sale. The carrying value of the security prior to this re-classification was approximately $2,819,000. As discussed in Note 1, there is uncertainty regarding the Company’s ability to continue operations beyond 2008 and, therefore, there is uncertainty regarding the Company’s ability to hold this security to its maturity. This change in classification is the direct result of the unprecedented disruptions and turmoil in the mortgage and capital markets that could not have been anticipated when the Company originally classified the security as held-to-maturity.

As of December 31, 2007, the gross unrealized loss for the Company’s other subordinate security is considered by the Company to be an other-than-temporary impairment. The decline in the estimated fair value of this security is primarily due to increases in credit spreads and not from decreases in the underlying credit performance of the security. The Company is unable to predict when a recovery of the estimated fair value will occur. Although the Company has no plans or intentions to sell this security, there is uncertainty regarding the Company’s ability to continue operations beyond 2008 and, therefore, there is uncertainty regarding the Company’s ability to hold this security until either the maturity of the security or the recovery of the estimated fair value occurs. As a result, the Company recorded the difference between the adjusted cost basis and the estimated fair value of the security as of December 31, 2007 as impairment expense for the year then ended.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,
	2007			2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$—	$—	$—	$5,845	$5,845
Net premium	—	—	—	—	409	409

Amortized cost	—	—	—	—	6,254	6,254
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$—	$—	$—	$6,254	$6,254

Other Subordinate Securities Classified as Held to Maturity
(dollars in thousands)

	December 31,
	2007			2006
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$—	$—	$—	$3,812	$3,812
Impairment recognized	—	—	—	—	(6)	(6)
Net (discount)	—	—	—	—	(1,049)	(1,049)

Amortized cost	—	—	—	—	2,757	2,757
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$—	$—	$—	$2,757	$2,757

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale		Held-to-Maturity
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006

Fixed-Rate Agency Mortgage-Backed Securities	$30,045	$105,104	$—	$—	$—	$6,254
Fixed-Rate Subordinate Mortgage- Backed Securities	—	—	20,185	40,515	—	—
Fixed-Rate Other Subordinate Security	—	—	1,477	—	—	2,757
Adjustable-Rate Subordinate Mortgage-Backed Securities	—	—	62,510	114,084	—	—

Carrying value of mortgage and other subordinate securities	$30,045	$105,104	$84,172	$154,599	$—	$9,011

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the Company’s available for sale mortgage securities by estimated average life until payment in full, as of December 31, 2007, are as follows (dollars in thousands):

Average Life	Carrying Value

Within one year	$159
After one year through five years	10,813
After five years through ten years	60,656
After ten years	11,067

$82,695

The estimated average life until payment in full, as of December 31, 2007, for the Company’s other subordinate security is approximately nine years.

Actual maturities may differ from stated maturities because borrowers usually have the right to prepay certain obligations, often without penalties. Maturities of mortgage and other subordinate securities depend on the repayment characteristics and experience of the underlying loans.

The proceeds and gross realized gain (loss) from sales of available for sale mortgage securities in 2007, 2006 and 2005 were as follows (dollars in thousands):

		Gross	Gross
		Realized	Realized
	Proceeds	Gain	Loss

Sale of Subordinate MBS — Year ended December 31, 2007	$11,398	$450	$256

Sale of Subordinate MBS — Year ended December 31, 2006	$43,420	$1,358	$509

Sale of Subordinate MBS — Year ended December 31, 2005	$60,772	$4,587	$449

Included in gain (loss) on mark to market of mortgage assets for the years ended December 31, 2007 and 2006 are approximately $379,000 and $1,744,000 of net unrealized gains from trading securities held as of December 31, 2007 and 2006, respectively.

6.	CONCENTRATION OF CREDIT RISK

Mortgage Loans

The Company’s exposure to credit risk associated with its investment activities is measured on an individual borrower basis as well as by groups of borrowers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in mortgage loans held for sale and held as collateral

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for CMOs in certain geographic areas. As of December 31, 2007, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans is as follows:

Collateral
State	for CMOs

Maryland	14.9%
New Jersey	12.4%
Virginia	7.4%
California	7.3%
Florida	6.7%
Illinois	6.6%
Connecticut	5.8%
Texas	5.6%
Other	33.3%

Total	100%

Mortgage and Other Subordinate Securities

The Company’s exposure to credit risk associated with its investment activities is measured on an individual security basis as well as by groups of securities that share similar attributes. In certain instances, the Company has concentrations of credit risk in its mortgage securities portfolio for the securities of certain issuers (dollars in thousands):

	December 31, 2007
		Available
Issuer	Trading	for Sale	Held to Maturity	Total

Issuer 1	$30,045	$—	$—	$30,045
Issuer 2	—	3,466	—	3,466
Issuer 3	—	6,281	—	6,281
Issuer 4	—	20,772	—	20,772
Issuer 5	—	26,585	—	26,585
Issuer 6	—	7,021	—	7,021
Issuer 7	—	2,145	—	2,145
Issuer 8	—	2,194	—	2,194
Issuer 9	—	5,415	—	5,415
Issuer 10	—	4,678	—	4,678
Issuer 11	—	1,125	—	1,125
Issuer 12	—	1,810	—	1,810
Issuer 13	—	420	—	420
Issuer 14	—	783	—	783
Issuer 15	—	1,477	—	1,477

Total	$30,045	$84,172	$—	$114,217

In the normal course of its business, the Company has concentrations of credit risk in mortgage securities in certain geographic areas. As of December 31, 2007, approximately 53% of the principal balance of available for sale mortgage securities are secured by mortgaged properties located in California.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2007, the Company had amounts on deposit with financial institutions in excess of FDIC limits. As of December 31, 2007, the Company had overnight investments of approximately $6,828,000 primarily in large money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities or A-1/P-1 commercial paper.

7.	EQUITY INVESTMENTS

The table below reflects the activity recorded in Hanover’s equity investments (dollars in thousands):

	As of and for the Years Ended December 31,
	2007			2006
	HST-I	HST-II	Total	HST-I	HST-II	Total

Beginning balance	$714	$685	$1,399	$661	$628	$1,289
Equity in income	53	57	110	53	57	110

Ending balance	$767	$742	$1,509	$714	$685	$1,399

8.	OTHER ASSETS

The following is a breakdown of other assets (dollars in thousands):

	December 31,
	2007	2006

Prepaid expenses and other assets	$2,440	$2,837
Deferred financing costs	2,105	2,154
Real Estate Owned	8	788
Capitalized software, net	229	458

	$4,782	$6,237

Real Estate Owned consists of residential properties that once secured mortgage loans that were subsequently foreclosed. Those mortgage loans were acquired as part of a distressed mortgage loan acquisition program of one of the Company’s subsidiaries, HDMF-I LLC. These properties are carried at fair value less the estimated costs of disposition. Expenses associated with disposition of the properties are recognized in operating income. At December 31, 2007 and 2006, these properties were not part of any financing.

9.	REPURCHASE AGREEMENTS AND OTHER LIABILITIES

The Company enters into repurchase agreements in which mortgage securities are pledged as collateral to secure short-term financing. All securities pledged as collateral for repurchase agreements are held in safekeeping by the lender.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to repurchase agreement financing is summarized as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2007				2006
	Retained		Other		Retained		Other
	CMO	Mortgage	Mortgage		CMO	Mortgage	Mortgage
	Securities	Loans	Securities	Total	Securities	Loans	Securities	Total

Repurchase Agreements
Balance of borrowing as of end of period	$500	$—	$108,354	$108,854	$698	$—	$192,549	$193,247
Average borrowing balance during the period	$632	$—	$155,604		$736	$795	$164,726
Average interest rate during the period	7.12%	0.0%	9.75%		6.93%	6.67%	5.81%
Maximum month-end borrowing balance during the period	$691	$—	$192,683		$761	$3,061	$206,197
Balance as of end of period of underlying collateral — carrying value	$900	$—	$112,740	$113,640	$1,024	$—	$254,482	$255,506

The average interest rates for retained CMO securities, Mortgage Loans and other mortgage securities for the year ended December 31, 2005 were 5.00%, 5.72% and 3.82%, respectively.

Repurchase financing pertaining to individual repurchase agreement lenders as of December 31, 2007 is summarized as follows (dollars in thousands):

	Committed	December 31,		December 31,	Carrying Value
	Borrowing	2006	Net	2007	of Underlying
Lender	Limit	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$200,000	$—	$—	$—	$—	Mortgage Loans
Lender B	20,000	8,427	(7,927)	500	900	Retained CMO Securities, Mortgage Securities
Lender B	—	6,782	(6,782)	—	—	Mortgage Securities
Lender C	—	12,523	(12,523)	—	—	Mortgage Securities
Lender D	—	3,803	(3,803)	—	—	Mortgage Securities
Lender E	—	112,388	(83,962)	28,426	30,045	Mortgage Securities
Lender F	—	15,964	(15,964)	—	—	Mortgage Securities
Lender G	—	5,646	(5,646)	—	—	Mortgage Securities
Lender H	—	761	(761)	—	—	Mortgage Securities
Lender I	—	668	(668)	—	—	Mortgage Securities
Lender J	—	12,193	(12,193)	—	—	Mortgage Securities
Lender K	—	11,583	(11,583)	—	—	Mortgage Securities
Lender L	—	104	(104)	—	—	Mortgage Securities
Lender M	—	2,405	(2,405)	—	—	Mortgage Securities
Lender N	—	—	79,928	79,928	82,695	Mortgage Securities

Total		$193,247	$(84,393)	$108,854	$113,640

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the weighted-average borrowing rate on the Company’s Repurchase Agreements for its Agency MBS portfolio was 5.25%, for its retained CMO security was 6.95% and for its Subordinate MBS portfolio was 22.23%.

On June 22, 2006, the Company entered into a master repurchase agreement with Lender A for up to $200 million (the “Agreement”). The Company will utilize the facility primarily for financing the purchase of prime residential whole mortgage loans. Pursuant to the terms of the Agreement, the Company will pay interest to Lender A, based on the one-month London Interbank Offered Rate Index (“LIBOR”) plus an interest rate margin tied to a formula for each tranche of mortgage loans financed, plus various facility fees. As a condition of the facility, the Company is required to maintain certain financial covenants. As of December 31, 2007, the Company is in violation of certain of these covenants and, as a result, is unable to borrow under this facility. In March 2008, the Company entered into a Termination Agreement with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to the Company other than certain minor document preparation costs. There were no borrowings under the facility at termination.

The Company has a committed line of credit with an outside lending institution for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, the Company is required to maintain certain financial covenants. As of December 31, 2007, the Company is in violation of certain of these covenants. In March 2008, without declaring an event of default, the Company verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date of April 10, 2008.

On August 10, 2007, the Company entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (Lender N), in connection with a repurchase transaction with respect to its portfolio of subordinate mortgage-backed securities (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year and contains no margin or call features. The Repurchase Transaction replaced substantially all of the Company’s outstanding Repurchase Agreements, both committed and non-committed, which previously financed the Company’s subordinate mortgage-backed securities.

Pursuant to the Repurchase Transaction, the Company will pay interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of the Company’s common stock (equal to approximately 7.4% of the Company’s outstanding equity).

If the Company defaults under the Repurchase Transaction, Ramius has customary remedies, including demanding that all assets be repurchased by the Company and retaining and/or selling the assets.

Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000.

10.	CMO BORROWING

The Company has issued long-term debt in the form of collateralized mortgage obligations, or CMOs. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged mortgage loans to secure CMOs. As the Company retained the subordinated securities of this securitization and will absorb a majority of any losses on the underlying collateral, the Company has consolidated the securitization entity and treats these mortgage loans as assets of the Company and treats the related CMOs as debt of the Company.

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

Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	1999-B Securitization
	for the Years Ended
	December 31, 2007
	2007	2006

CMO Borrowing:
Balance of borrowing as of end of period	$4,035	$7,384
Average borrowing balance during the period	$5,323	$9,515
Average interest rate during the period	6.67%	6.50%
Interest rate as of end of period	6.65%	6.85%
Maximum month-end borrowing balance during the period	$7,100	$11,124
Collateral For CMOs:
Balance as of end of period — carrying value	$6,182	$9,736

Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2007 is as follows (dollars in thousands):

Principal
Year	Balance

2008	$1,842
2009	1,369
2010	997
2011	719
2012	521
Thereafter	1,016

$6,464

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LIABILITY TO SUBSIDIARY TRUSTS ISSUING PREFERRED AND CAPITAL SECURITIES

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

Summary

	HST-I	HST-II

Trust preferred securities outstanding at December 31, 2007	$20 million	$20 million
Interest rate as of December 31, 2007	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035

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

In December 2007, the Company notified the trustee of HST-I of its intention to defer the payment of interest on the junior subordinated notes for the quarter ended December 31, 2007. The Company may defer the payment of interest for three additional quarters with all deferred interest payments being due on December 31, 2008.

12.	EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION

401(k) Plan

The Company participates in the Hanover Capital Partners 2, Ltd. 401(k) Plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2007, 2006 and 2005, expense related to the 401(k) Plan was approximately $53,000, $53,000 and $68,000, respectively.

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

1997 Stock Plan — The 1997 Stock Plan provides for the grant of qualified incentive stock options, stock options not so qualified, restricted stock, performance shares, stock appreciation rights and other equity-based compensation. The 1997 Stock Plan authorized the grant of options to purchase, and limited stock awards to, an aggregate of up to 425,333 shares of Hanover’s common stock.

1999 Stock Plan — The 1999 Stock Plan authorized the grant of options of up to 550,710 shares of Hanover’s common stock.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions during the years ended December 31, 2007, 2006 and 2005 relating to the 1997 Stock Plan and the 1999 Stock Plan are as follows:

			Weighted-	Weighted-
	# of Options for Shares		Average	Average
	1997	1999	Exercise	Exercise
	Stock Plan	Stock Plan	Price	Price

Outstanding as of January 1, 2005	258,824			$15.18

		48,834		$4.95

Stock Option Activity — 2005
Granted	2,000	—	$11.40

Exercised	—	(18,000)	$4.62

Outstanding as of December 31, 2005	260,824			$15.16

		30,834		$5.14

Stock Option Activity — 2006
Granted	2,000	—	$5.61

Expired	(2,000)	—	$18.13

Outstanding as of December 31, 2006	260,824			$15.06

		30,834		$5.14

Stock Option Activity — 2007
Granted	2,000	—	$4.12

Expired	(209,924)	(8,000)	$14.74

Outstanding as of December 31, 2007	52,900			$14.44

		22,834		$5.18

As of December 31, 2007, 2006 and 2005, 75,734, 291,658, and 291,658 options were exercisable, respectively, with weighted-average exercise prices of $11.65, $14.01, and $14.10, respectively.

As of December 31, 2007, there were 328,833 and 14,417 shares eligible to be granted under the 1997 Stock Plan and the 1999 Stock Plan, respectively.

The following table summarizes information about stock options outstanding and exercisable:

1997 Stock Plan				1999 Stock Plan
	Number	Number	Weighted-		Number	Number	Weighted-
	Outstanding as	Exercisable as	Average		Outstanding as	Exercisable as	Average
Exercise	of December 31,	of December 31,	Remaining Life	Exercise	of December 31,	of December 31,	Remaining Life
Prices	2007	2007	in Years	Prices	2007	2007	in Years

$ 4.12	2,000	2,000	9.38	$3.88	11,334	11,334	2.38
5.61	2,000	2,000	8.39	4.63	6,000	6,000	1.58
10.26	2,000	2,000	5.37	7.69	1,500	1,500	0.01
11.40	2,000	2,000	7.39	7.75	2,000	2,000	3.39
12.67	2,000	2,000	6.39	9.80	2,000	2,000	4.38
15.75	42,900	42,900	4.50

$4.12 to $15.75	52,900	52,900	5.05	$3.88 to $9.80	22,834	22,834	2.28

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

In March 2007, the Company issued 29,000 shares of common stock to certain employees of the Company. The shares were issued pursuant to the 1997 Plan and vest over a five-year period. The grants have a total award value of approximately $123,000, which are being amortized to personnel expense on a straight-line basis over the vesting period.

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

In May and August of 2005, the Company issued a total of 22,000 shares of common stock to certain of its employees. The shares were issued pursuant to the 1997 Stock Plan. The shares vest ratably over a five-year period. The Company has accounted for this share issuance under APB No. 25 and the total value of the grants are being amortized to compensation expense ratably over the five-year vesting period, except for the change in vesting requirements described above.

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

Bonus Incentive Compensation Plan

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. There was no bonus expense recorded for the years ended December 31, 2007, 2006 and 2005. This bonus incentive compensation plan expired in September 2007.

13.	INCOME TAXES

The REIT

Taxable income (loss) for the year ended December 31, 2007 was approximately $(2,907,000). Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2007 (dollars in thousands):

Net loss	$(79,988)
Add (deduct) differences:
Mark to market of mortgage assets and other subordinate securities	75,277
Sale of mortgage securities	(123)
Mark to market of freestanding derivatives	825
Income in subsidiaries not consolidated for tax purposes — net	(614)
Interest income and expense adjustments for the sale of securities to Ramius	336
Accrued expenses not yet deductible for tax	1,618
Other	(238)

Estimated taxable income (loss)	$(2,907)

Excluded from the taxable income (loss) shown above is a loss on the sale of the securities to Ramius under the Repurchase Transaction of approximately $71,958,000. This taxable loss is deferred until either the Company exercises it right to repurchase the securities, in which case the difference between the cost to reacquire the portfolio and the original proceeds received is added to our original tax cost basis of the securities repurchased, or until the right to repurchase the securities expires, in which case the loss becomes realized and subject to capital loss limitations.

Taxable Subsidiaries (dollars in thousands)

	December 31,
	2007	2006

Deferred tax assets
Federal net operating loss carryforwards	$3,741	$4,020
State net operating loss carryforwards	358	488
Not currently deductible interest	933	943
Goodwill	487	545

	5,519	5,996
Deferred tax liabilities
Capitalized software	(85)	(123)

	(85)	(123)

	5,434	5,873
Valuation allowance	(5,434)	(5,873)

Deferred tax asset — net	$—	$—

One taxable subsidiary has a Federal tax net operating loss carryforward of approximately $8,800,000 that expires in various years between 2019 and 2025.

The items resulting in significant temporary differences for the years ended December 31, 2007 and 2006 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforwards and differences in the amortization of goodwill and capitalized software and interest expense payable to Hanover that is non-

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductible for income tax purposes. The Company has established a valuation allowance for all of its deferred income tax benefit.

The Company does not have any unrecognized tax benefits as of December 31, 2007.

Substantially all tax years remain open to examination by the Internal Revenue Service and the majority of the states in which the Company operates. For the Company’s main operating subsidiary, the only tax years remaining open to the state of New Jersey for examination are 2006 and 2007.

The components of the income tax provision for the years ended December 31, 2007, 2006 and 2005 consist of the following (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Current — Federal, state and local	$—	$—	$—
Deferred — Federal, state and local	439	(639)	(959)

	439	(639)	(959)
Valuation allowance	(439)	651	961

Total	$—	$12	$2

The income tax provision relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes and non-deductible intercompany interest expense.

14.	DERIVATIVE INSTRUMENTS

Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings. As a result of the Company’s establishment of fixed-rate financing for its subordinate MBS portfolio on August 10, 2007 pursuant to the Repurchase Transaction, the notional amount of the interest rate caps exceed the underlying borrowing exposure. However, the Company’s potential loss exposures for these instruments is limited to their fair market value of approximately $1,000 at December 31, 2007.

Forward contracts are used to economically hedge the Company’s asset position in whole-pool Fannie and Freddie Mac mortgage-backed securities. As of December 31, 2007, the fair value of the Company’s forward sales contracts was a liability of approximately $150,000.

Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Mark-to-market and settlements on forward contracts	$1,225	$(2,214)	$234
Mark-to-market on interest rate caps	(26)	(130)	(54)

Net gain (loss) on freestanding derivatives	$1,199	$(2,344)	$180

15.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock Issuance

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

Common Stock Repurchase Program

The Company’s Board of Directors has periodically approved programs to repurchase shares of the Company’s common stock. A summary of the total authorizations and remaining authority at December 31, 2007 is as follows:

	Share Repurchase Program
	Authorized in Years Ended December 31,
	2006	2002	2001	2000

Total number of common shares authorized to be repurchased	2,000,000	18,166	60,000	1,000,000

Remaining number of common shares authorized to be repurchased	1,542,800	2,500	1,000	501,025

Total amount authorized for repurchase of common shares	n/a	n/a	n/a	$3,000,000

Remaining amount authorized for repurchase of common shares	n/a	n/a	n/a	$137,000

In March 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. For the years ended December 31, 2007 and 2006, the Company repurchased 194,100 and 263,100 shares at an average price of $4.94 and $5.62 per share, respectively. There were no other stock repurchases for the years ended December 31, 2007, 2006 and 2005. Under Maryland law, Hanover’s state of incorporation, treasury shares are not allowed. As a result, repurchased shares are retired when acquired.

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

Earnings Per Share From Continuing Operations
(dollars in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations (numerator)	$(80,723)	$(1,951)	$151

Weighted-average common shares outstanding (denominator)	8,265,194	8,358,433	8,443,744

Basic earnings (loss) per share	$(9.77)	$(0.23)	$0.02

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations (numerator)	$(80,723)	$(1,951)	$151

Weighted-average common shares outstanding	8,265,194	8,358,433	8,443,744
Add: Incremental common shares from assumed conversion of stock options	—	—	17,159

Diluted weighted-average common shares outstanding (denominator)	8,265,194	8,358,433	8,460,903

Diluted earnings (loss) per share	$(9.77)	$(0.23)	$0.02

For the years ended December 31, 2007, 2006 and 2005 the number of potential common shares that were anti-dilutive was 199,364, 291,658, and 262,824, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASHFLOWS
(dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$29	$177

Interest(1)	$15,421	$13,792	$8,177

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Common stock issuance of 600,000 shares recorded as debt discount	$1,218	$—	$—

Estimated principal reductions on Subordinated MBS recorded as liability and debt discount	$2,980	$—	$—

Principal reductions on Subordinated MBS applied to liability recorded in connection with debt discount	$1,044	$—	$—

Dividends declared in December but not paid until the following year	$—	$1,236	$2,124

Payable to broker for repurchase of common stock	$—	$24	$—

Common stock issued to Principals	$—	$—	$762

Forgiveness of notes receivable from Principals	$—	$—	$583

2,357 shares of common stock paid to Principal pursuant to Bonus Incentive Compensation Plan in 2005	$—	$—	$25

Transfer of mortgage loans to real estate owned, net	$—	$—	$3,820

Securitization of mortgage loans held for sale into FNMA issues held to maturity	$—	$—	$8,025

(1)	Amounts do not include cash payments for debt issuance costs

17.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

During 2007, the Company entered into employment agreements with two of its executive officers, the Principals. Such agreements (i) have three year terms, and (ii) provide for aggregate annual base salaries of approximately $713,000. In addition, the Principals are entitled to a retention bonus ranging from $300,000 to $200,000 payable in August 2008, provided the Principals are still in employment with the Company. The Company is accruing the cost of these retention bonuses on a straight-line basis over the related service period.

Severance and Retention Agreements

In 2007, the Company entered into retention agreements with certain of its employees. These retention agreements provide for, among other things, bonuses ranging from $13,000 to $125,000 payable in either August 2008 or September 2008 provided the employees are still in employment with the Company. In addition, the employees are entitled to a severance payment of six (6) months base salary and the bonus amount upon the occurrence of certain specified events, including termination by the Company without good cause and termination by the Company following a change in control. The Company is accruing the cost of

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these retention bonuses on a straight-line basis over the related service period. The Company has not accrued costs for the severance payments as a termination event has not occurred.

Credit Risk

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2007, the unpaid principal balance of these mortgage securities was approximately $2,555,000.

Forward Commitments

As of December 31, 2007, the Company had forward commitments to sell approximately $29.5 million (par value) of Agency securities that had not yet settled. These forward commitments were entered into to economically hedge approximately $29.6 million principal balance of Agency MBS classified as trading. As of December 31, 2007, the fair value of the Company’s forward sales of Agency MBS was a liability of approximately $150,000.

Warehouse Agreement

On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which is established and financed by a third party. The warehousing facility will allow the Company to acquire a diversified portfolio of mezzanine level, investment grade, asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. As of December 31, 2007, the Company has sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. If the Company does not form and issue a collateralized debt obligation, the warehouse agreement will expire and the Company may be liable for any losses incurred by the counterparty in connection with closing the warehousing facility and selling these securities. Due to the turmoil in the mortgage industry during 2007 and the lack of excess available funds, management of the Company has determined it is doubtful the Company can successfully issue the collateralized debt obligation in the short-term. As a result, the Company has recorded an expense of $1.6 million for the year ended December 31, 2007 for the estimated potential cost of closing this facility. If the collateralized debt obligation is completed, the securities will be transferred into the collateralized debt obligation at the sales proceeds amount. The term of the warehouse agreement as of December 31, 2007, is day-to-day or closing and issuance of the collateralized debt obligation.

Lease Agreements

The Company has noncancelable operating lease agreements for office space and office equipment. Future minimum rental payments for such leases, as of December 31, 2007, are as follows (dollars in thousands):

Year	Amount

2008	$290
2009	292
2010	246
2011	9
Thereafter	—

$837

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $296,000, $282,000 and, $301,000, respectively.

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

The estimated fair value of the Company’s assets and liabilities classified as financial instruments and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$7,257	$7,257	$13,982	$13,982
Accrued interest receivable	1,241	1,241	1,652	1,652
Mortgage loans:
Held for sale	—	—	—	—
Collateral for CMOs	6,182	6,118	9,736	10,025
Mortgage securities
Trading	30,045	30,045	105,104	105,104
Available for sale	82,695	82,695	154,599	154,599
Held to maturity	—	—	6,254	6,226
Other subordinate security	1,477	1,477	2,757	2,695
Restricted cash	480	480	—	—
Interest rate caps	—	—	26	26
Forward commitments to sell mortgage securities	—	—	649	649
Liabilities:
Repurchase Agreements — revolving term	$28,926	$28,926	$193,247	$193,247
Repurchase Agreements — fixed term	79,928	79,279	—	—
CMO borrowing	4,035	3,916	7,384	7,388
Forward commitments to sell mortgage securities	150	150	—	—
Accounts payable, accrued expenses and other liabilities	6,709	6,709	2,757	2,757
Liability to subsidiary trusts	41,239	5,730	41,239	41,239

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Mortgage loans — The fair value of these financial instruments is based upon projected prices which could be obtained through investors considering interest rates, loan type and credit quality.

Mortgage securities and other subordinate securities — The fair value of these financial instruments is based upon some or all of the following: actual prices received upon recent sales of securities to investors, projected prices which could be obtained through investors, estimates considering interest rates, underlying loan type,

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings.

Cash and cash equivalents, accrued interest receivable, restricted cash, Repurchase Agreements-revolving term and accounts payable, accrued expenses and other liabilities — The fair value of these financial instruments is determined to be their carrying value due to their high liquidity or short-term nature.

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

Liability to subsidiary trusts — As of December 31, 2007, the fair value of these instruments is estimated based upon a discounted cashflow model and comparison to select information for a sale of these securities between third parties near that date. As of December 31, 2006, the fair value of this instrument is determined to be carrying value as the overall economic conditions and the Company’s credit status remain relatively unchanged from the date the securities were issued.

Repurchase Agreements — fixed term — The fair value of this instrument is determined through a discounted cashflow model using the weighted average discount rate implicit in the fair value estimate of the Subordinate MBS portfolio, the collateral for this liability, as of the period-end.

19.	SUBSEQUENT EVENTS

In January 2008, the Company notified the trustee of HST-II of its intention to defer the payment of interest on the junior subordinated notes for the quarter ended January 31, 2008. The Company may defer the payment of interest for three additional quarters with all deferred interest payments being due on January 31, 2009.

In March 2008, the Company notified the trustee of HST-I of it intention to defer the payment of interest on the junior subordinated notes for the quarter ended March 31, 2008. The Company may defer the payment of interest for two additional quarters with all deferred interest payments being due on December 31, 2008.

In March 2008, the Company and the lending institution which had previously entered into a $200 million financing facility with the Company, without the declaration of any defaults under the facility, entered into a Termination Agreement. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to the Company other than certain minor document preparation costs. There are no borrowings under the facility at termination.

The Company has a committed line of credit with an outside lending institution for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, the Company is required to maintain certain financial covenants. As of December 31, 2007, the Company is in violation of certain of these covenants. In March 2008, without declaring an event of default, the Company verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date of April 10, 2008.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.  UNAUDITED QUARTERLY FINANCIAL DATA
 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net interest income	$(862)	$948	$2,740	$2,773

Total revenues	$(34,892)	$(29,426)	$(9,137)	$3,286

Total expenses	$2,864	$2,324	$2,323	$3,153

Income (loss) from continuing operations	$(37,728)	$(31,723)	$(11,432)	$160

Income (loss) from discontinued operations	$12	$5	$15	$703

Net income (loss)	$(37,716)	$(31,718)	$(11,417)	$863

Basic earnings (loss) per share(2)	$(4.37)	$(3.83)	$(1.42)	$0.11

Diluted earnings (loss) per share(2)	$(4.37)	$(3.83)	$(1.42)	$0.11

Dividends declared(1)	$—	$—	$—	$0.15

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net interest income	$2,708	$2,650	$2,483	$2,495

Total revenues	$2,554	$2,793	$3,714	$2,808

Total expenses	$5,037	$2,684	$2,877	$3,315

Income (loss) from continuing operations	$(2,489)	$136	$865	$(463)

Income (loss) from discontinued operations	$(676)	$(53)	$(12)	$(234)

Net income (loss)	$(3,165)	$83	$853	$(697)

Basic earnings (loss) per share(2)	$(0.38)	$0.01	$0.10	$(0.08)

Diluted earnings (loss) per share(2)	$(0.38)	$0.01	$0.10	$(0.08)

Dividends declared(1)	$0.15	$0.15	$0.20	$0.20

(1)	Quarterly dividends are presented in respect of earnings rather than declaration date.

(2)	Earnings per share are computed independently for each of the quarters presented utilizing the respective weighted average shares outstanding; therefore the sum of the quarterly earnings per share may not equal the earnings per share total for the year.