Form 10-Q
period 2008-03-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2008-05-15
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The registrant had 8,658,562 shares of common stock outstanding as of May 3, 2008.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2008

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and cash equivalents	$3,535	$7,257
Accrued interest receivable	1,089	1,241
Mortgage loans
Collateral for CMOs	5,782	6,182
Mortgage securities ($62,416 and $112,740 pledged under Repurchase Agreements as of March 31, 2008 and December 31, 2007, respectively)
Trading	4,272	30,045
Available for sale	62,416	82,695

	66,688	112,740

Other subordinate security, available for sale	1,493	1,477
Equity investments in unconsolidated affiliates	1,537	1,509
Other assets	3,390	4,782

	$83,514	$135,188

LIABILITIES
Repurchase agreements	$82,459	$108,854
Collateralized mortgage obligations (CMOs)	3,705	4,035
Accounts payable, accrued expenses and other liabilities	5,097	6,709
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	132,500	160,837

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,658,562 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	86	86
Additional paid-in capital	102,950	102,939
Cumulative earnings (deficit)	(94,637)	(71,289)
Cumulative distributions	(57,385)	(57,385)
Accumulated other comprehensive income	—	—

	(48,986)	(25,649)

	$83,514	$135,188

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Interest income	$5,070	$6,632
Interest expense	5,927	3,859

Net interest income before loan loss provision	(857)	2,773
Loan loss provision	—	—

Net interest income	(857)	2,773
Gain on sale of mortgage assets	479	191
Loss on mark to market of mortgage assets	(21,485)	(143)
Loss on freestanding derivatives	(98)	(167)
Technology	210	516
Loan brokering and advisory services	15	157
Other income (loss)	1,629	(41)

Total revenues	(20,107)	3,286

Expenses
Personnel	1,108	1,079
Legal and professional	364	600
General and administrative	201	746
Depreciation and amortization	154	150
Occupancy	78	75
Technology	125	197
Financing	896	148
Other	343	158

Total expenses	3,269	3,153

Operating income (loss)	(23,376)	133
Equity in income of unconsolidated affiliates	28	27

Income (loss) from continuing operations before income tax provision	(23,348)	160
Income tax provision	—	—

Income (loss) from continuing operations	(23,348)	160

Discontinued Operations
Loss from discontinued operations before gain on sale and income tax provision	—	(643)
Gain on sale of discontinued operations	—	1,346
Income tax provision from discontinued operations	—	—

Income from discontinued operations	—	703

Net Income (loss)	$(23,348)	$863

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(2.71)	$0.02
Income (loss) from discontinued operations	—	0.09

Net income (loss) per common share — Basic	$(2.71)	$0.11

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(2.71)	$0.02
Income (loss) from discontinued operations	—	0.09

Net income (loss) per common share — Diluted	$(2.71)	$0.11

Weighed average shares outstanding — Basic	8,630,184	8,132,868
Weighed average shares outstanding — Diluted	8,630,184	8,136,343
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(23,348)	$863
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized loss on mortgage securities classified as available-for-sale	(21,167)	(9,226)
Reclassification adjustment for net gain included in net income	—	(355)
Reclassification adjustment for impairment expense included in net income	21,167	—

Other comprehensive income (loss)	—	(9,581)

Comprehensive income (loss)	$(23,348)	$(8,718)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Cumulative		Other
	Common Stock		Paid-In	Earnings	Cumulative	Comprehensive
	Shares	Amount	Capital	(Deficit)	Distributions	Income	Total
Balance, December 31, 2007	8,658,562	$86	$102,939	$(71,289)	$(57,385)	$—	$(25,649)
Amortization of deferred stock grant to key employees	—	—	11	—	—	—	11
Net income (loss)	—	—	—	(23,348)	—	—	(23,348)
Other comprehensive income (loss)	—	—	—	—	—	—	—

Balance, March 31, 2008	8,658,562	$86	$102,950	$(94,637)	$(57,385)	$—	$(48,986)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Income (loss) from continuing operations	$(23,348)	$160
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	154	150
Stock-based compensation	11	10
Accretion of net discount to interest income	(1,542)	(1,621)
Accretion of debt discount and deferred financing costs to interest expense	2,309	7
Loss recognized from mark to market of mortgage assets	21,485	143
Undistributed earnings of unconsolidated affiliates — net	(28)	(27)
Gain on sale of mortgage assets	(479)	(191)
Loss on disposition of real estate owned	—	39
Gain on loans paid in full	(14)	—
Purchase of mortgage securities classified as trading	(4,211)	—
Principal collections on mortgage securities classified as trading	226	3,411
Proceeds from sale of mortgage securities classified as trading	29,917	—
Decrease in accrued interest receivable	152	17
Decrease (increase) in other assets	993	(1,113)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(992)	160

Net cash provided by operating activities of continuing operations	24,633	1,145

Net cash provided by operating activities of discontinued operations	—	1,097

Investing Activities
Purchase of mortgage securities classified as available for sale	—	(7,885)
Principal collections on mortgage securities classified as available for sale	—	369
Principal collections on mortgage securities classified as held to maturity	—	422
Principal collections on CMO collateral	419	645
Proceeds from sale of mortgage securities classified as available for sale	—	10,286
Proceeds from disposition of real estate owned	—	364

Net cash provided by investing activities of continuing operations	419	4,201

Proceeds from the sale of HCP	—	1,375

Financing Activities
Decrease in borrowings using repurchase agreements	(28,444)	(2,806)
Payments on CMOs	(330)	(558)
Payment of dividends	—	(1,236)
Repurchase of common stock	—	(960)

Net cash used in financing activities of continuing operations	(28,774)	(5,560)

Net increase (decrease) in cash and cash equivalents	(3,722)	2,258
Cash and cash equivalents at beginning of period	7,257	13,982

Cash and cash equivalents at end of period	$3,535	$16,240

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Hanover Capital Mortgage Holdings, Inc. (the “Company”) is a specialty finance company whose principal business is to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. The Company avoids investments in sub-prime and Alt-A loans and securities collateralized by sub-prime or Alt-A loans. The Company leverages its purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, are currently under a single Repurchase Agreement for a one-year fixed term basis that expires in August 2008. The Company conducts its operations as a real estate investment trust, or REIT for Federal income tax purposes. The Company has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). References to “We” or the “Company”, mean Hanover Capital Mortgage Holdings, Inc., together with its consolidated subsidiaries.
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, the Company incurred a significant loss of liquidity over a short period of time. The Company experienced a net loss of approximately $23.3 million and $80.0 million for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, and its current operations are not cashflow positive. In addition, upon the termination of its primary financing facility on August 9, 2008, the Company will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio of pledged securities to the lender without recourse. While the Company has sufficient cash to continue operations up to and beyond August 9, 2008, the Company does not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for the Company to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about the Company’s ability to continue as a going concern.
     The Company has taken the following actions to progress through these unprecedented market conditions:
•	In August 2007, the Company converted its short-term revolving financing for its primary portfolio of Subordinate mortgage backed securities (“Subordinate MBS”) to a fixed-term financing agreement that is due August 9, 2008. See Note 8 for additional information.

•	In August 2007, the Company significantly reduced the short-term revolving financing for its other portfolios.

•	During the first quarter of 2008, the Company successfully repaid and terminated all short-term revolving financing without any events of default. The Company repaid substantially all short-term revolving financing on one of its uncommitted lines of credit through the sale of the secured assets. On the Company’s $20 million committed line of credit, it had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and the Company repaid this obligation on April 10, 2008. The Company’s $200 million committed line of credit was voluntarily and mutually terminated with the lender. There were no outstanding balances on this credit line.

•	The Company is seeking additional capital and is utilizing a financial advisor for this purpose. Although no formal agreements have been reached, the Company is in discussions with several potential investors. While companies with similar investment strategies have recently raised significant capital in the public and private markets, there can be no assurance that the Company will be able to do so or, if it can, what the terms of any such financing would be.

•	The Company elected to defer interest payments on its long-term subordinated debt and may continue to defer these payments, if necessary. The Company has the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 14 for additional information.
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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Fair Value
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
Basis or Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statement of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have an election policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made this election for any items.

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, to amend SFAS No. 133 and SFAS No. 140. This statement simplifies the accounting for certain financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and remeasure at fair market value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair market value with changes in fair market value recognized in earnings. SFAS No. 155 became effective for us as of January 1, 2007. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“B40”). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) SFAS No. 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of SFAS No. 155. B40 is applicable to securitized interests issued after June 30, 2007.
     In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively as of the fiscal year of adoption. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the pronouncement effective as of January 1, 2008 and did not make this election for any items.
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
     In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement is effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The Company is currently reviewing this pronouncement and does not believe the adoption will have a significant impact on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective January 1, 2009, and early adoption is encouraged. The Company is currently reviewing this pronouncement and does not believe the adoption will have a significant impact on its consolidated financial statements.
3. Fair Value Disclosures
     The estimated fair value of all of the Company’s assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	As	Estimated	As	Estimated
	Reported	Fair Value	Reported	Fair Value
Assets:
Cash and cash equivalents	$3,535	$3,535	$7,257	$7,257
Accrued interest receivable	1,089	1,089	1,241	1,241
Mortgage loans
Collateral for CMOs	5,782	5,761	6,182	6,118
Mortgage securities
Trading (1)	4,272	4,272	30,045	30,045
Available for sale (1)	62,416	62,416	82,695	82,695
Other subordinate security, available for sale (1)	1,493	1,493	1,477	1,477
Restricted cash	484	484	480	480
Equity investments in unconsolidated affiliates	1,537	—	1,509	—
Deferred financing costs	1,293	—	2,105	—
Prepaid expenses and other assets (2)	1,613	1,613	2,197	2,197

Total assets	$83,514	$80,663	$135,188	$131,510

Liabilities:
Repurchase Agreements — revolving term	$481	$481	$28,926	$28,926
Repurchase Agreements — fixed term	81,978	62,416	79,928	79,279
CMO borrowing	3,705	3,582	4,035	3,916
Accounts payable, accrued expenses and other liabilities	5,097	5,097	6,709	6,709
Liability to subsidiary trusts	41,239	5,731	41,239	5,731

Total liabilities	132,500	77,307	160,837	124,561

Net equity	(48,986)	3,356	(25,649)	6,949

Total liabilities and net equity	$83,514	$80,663	$135,188	$131,510

(1)   The total amount of these assets or liabilities is measured in the consolidated financial statements at estimated fair value on a recurring basis.
(2)   Approximately $12,000 and $15,000 of these assets as of March 31, 2008 and December 31, 2007, respectively, are measured in the consolidated financial statements at estimated fair value on a recurring basis.
Assets measured in the consolidated financial statements at estimated fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (dollars in thousands):

	March 31, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Trading securities — non-mortgage assets	$12	$—	$—	$12
Trading securities — Agency MBS	4,272	—	—	4,272
Available for sale securities — Subordinate MBS	—	—	62,416	62,416
Available for sale securities — Other subordinate securities	—	—	1,493	1,493

Total	$4,284	$—	$63,909	$68,193

Changes in fair value reported in the Consolidated Statement of Operations for financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	For the three months ended March 31, 2008
				Freestanding
			Mark to	Derivatives
	Accreted		Market Gain	Mark to
	Interest Income	Other	(Loss)	Market	Total
Trading securities — non-mortgage assets	$—	$(3)	$—	$—	$(3)
Trading securities — Agency MBS	(28)	—	(318)	—	(346)
Available for sale securities - Subordinate MBS	1,524	—	(21,167)	—	(19,643)
Available for sale securities — Other subordinate securities	16	—	—	—	16
Forward sales commitments	—	—	—	150	150

Total	$1,512	$(3)	$(21,485)	$150	$(19,826)

Changes in carrying values for Level 3 financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	As of and for the three months ended March 31, 2008
	Assets
		Other subordinate
	Subordinate MBS	securities	Total
Beginning balance	$82,695	$1,477	$84,172
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	82,695	1,477	84,172
Total gains (losses):
Included in net income	(19,643)	16	(19,627)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(636)	—	(636)
Transfer into or (out of) Level 3 category	—	—	—

Ending balance	$62,416	$1,493	$63,909

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets on-hand	$(19,643)	$16	$(19,627)

     For assets measured in the consolidated financial statements at estimated fair value on a recurring basis, the following methods and assumptions were used to estimate the fair value:
     Mortgage securities, Trading — The fair value of these financial instruments is estimated based upon quoted prices in an active market.
     Mortgage securities — Available for sale, and other subordinate securities — The fair value of these financial instruments is estimated primarily through the use of a discounted cash flow model. Significant valuation inputs are predominantly Level 3 inputs due to the nature of these securities and the lack of readily available quoted market prices and other market information. The cash flows are determined on a security by security basis and updated with market inputs for estimated prepayment speeds and default and severity rates. The discount rates are representative of market yields for loss adjusted cash flows and were determined through inputs from several dealer firms and estimated overall requirements in the market. The appropriateness of the discount rates was determined based upon the credit rating of the securities and the year of issuance of the securities.
     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, with estimated fair value shown for disclosure purposes only, the following methods and assumptions were used to estimate fair value:
     Cash and cash equivalents, accrued interest receivable, restricted cash, Repurchase Agreements-revolving term and accounts payable, accrued expenses and other liabilities — The fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature.
     Mortgage loans — The fair value of these financial instruments is estimated based upon projected prices which could be obtained through investors considering interest rates, loan type and credit quality. Observable inputs for similar instruments with similar credit ratings are utilized in the estimation of fair value for these instruments and are considered Level 2 inputs.
     CMO borrowing — The fair value of these financial instruments is based upon estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings. Observable inputs for similar instruments with similar credit ratings are utilized in the estimation of fair value for these instruments and are considered Level 2 inputs.

     Liability to subsidiary trusts — The fair value of these instruments is estimated based upon a discounted cash-flow model and comparison to select information for a sale of these securities between third parties in the fourth quarter of 2007. Significant valuation inputs are predominantly Level 3 inputs based upon the lack of comparable market information.
     Repurchase Agreements-fixed term — As of March 31, 2008, the fair value of this instrument is estimated to equal the fair value of the Subordinate MBS collateralizing the debt. The debt may very well have a fair value below the amount presented above after allowances for excess collateral and margin requirements, which could be as much as fifty percent (50%), but we are unable to accurately estimate this amount. The Company may surrender its pledged Subordinate MBS portfolio as payment in full to the lender in August 2008. The estimated fair value of this portfolio is significantly below the contractual repayment amount of this debt. Significant valuation inputs are predominantly Level 3 inputs based upon the lack of comparable market information. As of December 31, 2007, the fair value of this debt instrument is determined through a discounted cash-flow model using the weighted average discount rate implicit in the estimated fair value of the Subordinate MBS portfolio at that date.
     Deferred financing costs — The fair value of these assets is estimated at zero as the related liabilities are reflected at fair value.
     Equity in unconsolidated affiliates — The fair value of these assets is estimated at zero. The investments in the trusts are 100% owned by the Company and the only assets of the trusts are the excesses of the debt issued by the Company compared to the debt issued by the trusts themselves. By presenting the liabilities to subsidiary trusts issuing preferred and capital securities at fair value, there are no assets with economic value for the investments.
     Prepaid expenses and other assets — The fair value of these financial instruments is estimated to be their carrying value due to the economic value and short-term nature of these assets.
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

     The components of the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2008	2007
Basic earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(23,348)	$160

Weighted-average common shares outstanding (denominator)	8,630,184	8,132,868

Basic earnings (loss) per share	$(2.71)	$0.02

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(23,348)	$160

Weighted-average common shares outstanding	8,630,184	8,132,868

Add: Incremental common shares from assumed conversion of stock options	—	3,475

Diluted weighted-average common shares outstanding (denominator)	8,630,134	8,136,343

Diluted earnings (loss) per share	$(2.71)	$0.02

     The calculation of diluted earnings per share for the three months ended March 31, 2008, and 2007, does not include 102,808 and 225,295 shares, respectively, from the assumed conversion of out-of-the-money stock options and unvested restricted stock.
5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	March 31, 2008			December 31, 2007
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$1,168	$4,877	$6,045	$1,260	$5,204	$6,464
Net (discount)	(21)	(88)	(109)	(22)	(92)	(114)
Loan loss allowance	(30)	(124)	(154)	(32)	(136)	(168)

Carrying value of mortgage loans	$1,117	$4,665	$5,782	$1,206	$4,976	$6,182

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Balance, beginning of period	$168	$274
Charge-offs	—	(4)
Mortgage loans paid in full	(14)	—

Balance, end of period	$154	$270

6. Mortgage Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	March 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$4,166	$4,166	$29,556	$—	$29,556
Net premium	—	44	44	110	—	110

Amortized cost	—	4,210	4,210	29,666	—	29,666
Gross unrealized gain	—	62	62	379	—	379

Carrying value	$—	$4,272	$4,272	$30,045	$—	$30,045

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	March 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$222,788	$—	$222,788	$225,769	$—	$225,769
Impairment recognized	(95,642)	—	(95,642)	(74,475)	—	(74,475)
Net (discount)	(64,730)	—	(64,730)	(68,599)	—	(68,599)

Amortized cost	62,416	—	62,416	82,695	—	82,695
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$62,416	$—	$62,416	$82,695	$—	$82,695

     As of March 31, 2008, the gross unrealized loss for the Company’s Subordinate MBS is considered to be other-than-temporary impairments. Although these declines appear to be attributable to increases in market interest rates and credit spreads and changes in the loss or prepayment assumptions affecting cash flows, the turmoil in the industry is exceptional and much greater than the normal cyclical swings. The Company is unable to predict when a recovery will occur and the level of recovery. In addition, the Company may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of the financing on August 9, 2008 and may be required to surrender the pledged securities to settle the contractual repayment amount, which could be before a full recovery of the market has occurred.
     The overall estimated fair value of the Company’s Subordinate MBS portfolio is below the contractual repayment amount of the Repurchase Transaction by approximately $22.5 million. The lender has recourse only against the Company’s Subordinate MBS and not to any other asset or right of the Company. GAAP precludes the Company from considering the contractual repayment amount of the Repurchase Transaction, and its recourse limitation, in determining a realizable value for its Subordinate MBS. As a result, the Company recorded the difference between the adjusted cost basis and the estimated fair value, determined on a security by security basis, as impairment expense of approximately $21,167,000 for the three months ended March 31, 2008.
Other Subordinate Security Classified as Available for Sale
(dollars in thousands)

	March 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Impairment recognized	—	(1,354)	(1,354)	—	(1,354)	(1,354)
Net (discount)	—	(965)	(965)	—	(981)	(981)

Amortized cost	—	1,493	1,493	—	1,477	1,477
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$1,493	$1,493	$—	$1,477	$1,477

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Fixed-Rate Agency Mortgage-Backed Securities	$4,272	$30,045	$—	$—

Fixed-Rate Subordinate Mortgage Backed Securities	—	—	15,600	20,185
Fixed-Rate Other Subordinate Security	—	—	1,493	1,477
Adjustable-Rate Subordinate Mortgage Backed Securities	—	—	46,816	62,510

Carrying value of mortgage and other subordinate securities	$4,272	$30,045	$63,909	$84,172

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	March 31,	December 31,
	2008	2007
Prepaid expenses and other assets	$2,097	$2,677
Deferred financing cost	1,293	2,105

	$3,390	$4,782

8. Repurchase Agreements and Other Liabilities
     Information pertaining to individual repurchase agreement lenders is as follows (dollars in thousands):

	December 31,		March 31,	Carrying Value
	2007	Net	2008	of Underlying
Lender	Balance	Change	Balance	Collateral	Type of Collateral
Lender A	$—	$—	$—	$—	Mortgage Loans
Lender B	500	(19)	481	866	Retained CMO Securities, Mortgage Securities
Lender C	28,426	(28,426)	—	—	Mortgage Securities
Lender D	79,928	2,050	81,978	62,416	Mortgage Securities

Total	$108,854	$(26,395)	$82,459	$63,282

     As of March 31, 2008, the weighted-average borrowing rate on the Company’s Repurchase Agreements for its retained CMO security was 4.69% and for its Subordinate MBS portfolio was 22.23%.
     On June 22, 2006, the Company entered into a master repurchase agreement with Lender A for up to $200 million. The Company established this facility primarily for financing the purchase of prime residential whole mortgage loans. As a condition of the facility, the Company was required to maintain certain financial covenants. As of December 31, 2007, the Company was in violation of certain of these covenants and, as a result, was unable to borrow under this facility. In March 2008, the Company entered into a Termination Agreement with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to the Company other than certain minor document preparation costs. There were no borrowings under the facility at termination.

     The Company had a committed line of credit with an outside lending institution (Lender B) for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, the Company was required to maintain certain financial covenants. As of December 31, 2007, the Company was in violation of certain of these covenants. In March 2008, without declaring an event of default, the Company verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date. The line of credit was paid in full on April 10, 2008.
     On August 10, 2007, the Company entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (Lender D), in connection with a repurchase transaction with respect to its portfolio of subordinate mortgage-backed securities (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction is one (1) year, expiring on August 9, 2008, and contains no margin or call features. The Repurchase Transaction replaced substantially all of the Company’s outstanding Repurchase Agreements, both committed and non-committed, which previously financed the Company’s subordinate mortgage-backed securities.
     Pursuant to the Repurchase Transaction, the Company pays interest monthly at the annual rate of approximately 12%. Other consideration includes all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of the Company’s common stock (equal to approximately 7.4% of the Company’s outstanding equity).
     If the Company defaults under the Repurchase Transaction, Ramius has customary remedies, including demanding that all assets be repurchased by the Company and retaining and/or selling the assets.
     Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000. If payment cannot be made, Ramius may retain the pledged securities. However, there is no other recourse to the Company. As of March 31, 2008, the estimated fair value of the pledged securities, which represents the Company’s entire Subordinate MBS portfolio, was approximately $62,416,000. If the debt is not paid and Ramius retains the securities, the difference between the carrying value of the debt and the carrying value of the securities would represent a gain to the Company. At March 31, 2008, this amount is estimated to be $19,851,000.
9. Derivative Instruments
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.
     Forward contracts are used to economically hedge the Company’s asset position in whole-pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”).
     As of March 31, 2008, the fair value of Hanover’s interest rate caps was below $1,000. The Company had no forward sales contracts outstanding as of March 31, 2008.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2008	2007
Mark to market and settlements on forward contracts	$(98)	$(148)
Mark to market on interest rate caps	—	(19)

Net (loss) on freestanding derivatives	$(98)	$(167)

10. Income Taxes
     Taxable income (loss) for the three months ended March 31, 2008 is approximately $(3,305,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2008 (dollars in thousands):

Net income (loss)	$(23,348)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments	21,485
Sale of mortgage securities	(14)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes — net	(17)
Interest income and expense adjustments for the sale of securities to Ramius	209
Reversal of accrued expenses not deductible for tax	(1,618)
Other	148

Estimated taxable income (loss)	$(3,305)

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
     The following is a summary of trust preferred securities outstanding as of March 31, 2008:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of March 31, 2008	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
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
     In December 2007 and March 2008, the Company deferred the payment of interest on the HST-I junior subordinated notes for the quarters ended December 31, 2007 and March 31, 2008, respectively. The Company can defer the payment of interest for two additional quarters with all deferred interest payments being due on December 31, 2008.
     In January 2008 and April 2008, the Company deferred the payment of interest on the HST-II junior subordinated notes for the quarters ended January 31, 2008 and April 30, 2008, respectively. The Company can defer the payment of interest for two additional quarters with all deferred interest payments being due on January 31, 2009.

12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Three Months
	Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$—

Interest	$2,773	$3,882

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$621	$—

13. Commitments and Contingencies
     On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehousing facility, which was established and financed by a third party. The warehousing facility was established to acquire a diversified portfolio of mezzanine level, investment grade, asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. Prior to December 31, 2007, the Company sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. Due to the turmoil in the mortgage industry during 2007 and the lack of excess available funds, the Company determined it was doubtful the Company could successfully issue the collateralized debt obligation in the short-term. The Company determined it may be liable for any losses incurred by the counterparty in connection with closing the warehouse facility and selling these securities and, therefore, recorded a reserve in 2007 in the amount of $1.6 million for the estimated potential cost of closing this facility.
     In 2008, the Company was notified by the counterparty of its intention to terminate the warehousing facility at no cost to the Company. As a result, the Company reversed the entire $1.6 million reserve for the estimated potential cost of closing this facility during the three months ended March 31, 2008.
14. Subsequent Events
     In April 2008, the Company deferred the payment of interest on the HST-II junior subordinated notes for the quarter ended April 30, 2008. The Company can defer the payment of interest for two additional quarters with all deferred interest payments being due on January 31, 2009.
     On April 8, 2008, the Company received notice from the American Stock Exchange (“Amex”) or (“Exchange”) Staff indicating that, after reviewing the Company’s Form 10-K for the fiscal year ended December 31, 2007, as well as discussions with representatives of the Company, the Company does not meet certain of the Exchange’s continued listing standards. Specifically, the notice provides that the Company is not in compliance with (1) Section 1003(a)(i) of the Amex Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years, and (2) Section 1003(a)(iv) of the Amex Company Guide in that the Company has sustained losses which are so substantial in relation to overall operations or its existing financial resources, or its financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company was afforded the opportunity to submit a plan of compliance to the Exchange by May 8, 2008, advising the Exchange of action it has taken or will take that will bring it back into compliance with Sections 1003(a)(iv) of the Amex Company Guide by August 11, 2008 and Section 1003(a)(i) of the Amex Company Guide by October 8, 2009. On May 8, 2008, the Company submitted a plan it believes will be acceptable to the Exchange. If the plan submitted is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Amex Company Guide. Furthermore, if the plan is accepted by the Exchange, but the Company is not in compliance with the continued listing standards at the conclusion of the respective plan periods, or does not make progress consistent with the plan during the plan periods, the Exchange may initiate delisting proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expectations. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Overview
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $23.3 and $80.0 million for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio of pledged securities to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.
We have taken the following actions to progress through these unprecedented market conditions:
•	In August 2007, we converted the short-term revolving financing for our primary portfolio of subordinate mortgage-backed securities (“Subordinate MBS”) to a fixed-term financing agreement that is due August 9, 2008 (the “Repurchase Transaction”). See Note 8 to our Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On our $20 million committed line of credit, we had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and we repaid this obligation on April 10, 2008. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, we were in violation of certain financial covenants of both our $20 million committed line of credit and our $200 million committed line of credit.

•	We are currently seeking additional capital and are utilizing a financial advisor for this purpose. Although no formal agreements have been reached, we are in discussions with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.

•	We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 14 to our Consolidated Financial Statements for additional information.
     For the three months ended March 31, 2008, we experienced a net loss of $(23.3) million compared to net income of $0.9 million for the same period of 2007. This decrease is primarily due to impairment expense of $21.2 million for other-than-temporary declines in fair value of our subordinate MBS portfolio, an increase in interest expense in connection with the Repurchase Transaction and an increase in deferred financing fees charged to expense in connection with the termination of the Company’s two committed lines of credit, partially off-set by the reversal of a $1.6 million reserve for the estimated costs of closing our warehouse facility.
     Significant changes in our financial position are primarily related to the decline in the estimated fair value of our Subordinate MBS portfolio and the reduction in the size of our Agency portfolio. We sold all of our Agency MBS to repay the outstanding financing balance on this portfolio and to generate some liquidity. At this same time, we purchased a small amount of Agency MBS to satisfy certain exemptive provisions of the Investment Company Act of 1940 and maintain compliance with the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
     On April 8, 2008, we received notice from the American Stock Exchange (“Amex”) or (“Exchange”) Staff indicating that, after reviewing our Form 10-K for the fiscal year ended December 31, 2007, as well as discussions with us, we do not meet certain of the Exchange’s continued listing standards. Specifically, the notice provides that we are not in compliance with (1) Section 1003(a)(i) of the Amex Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of our three most recent fiscal years, and (2) Section 1003(a)(iv) of the Amex Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. We were afforded the opportunity to submit a plan of compliance to the Exchange by May 8, 2008, advising the Exchange of action we have taken or will take that will bring us back into compliance with Sections 1003(a)(iv) of the Amex Company Guide by August 11, 2008 and Section 1003(a)(i) of the Amex Company Guide by October 8, 2009. On May 8, 2008, we submitted a plan we believe will be acceptable to the Exchange. If the plan submitted is not accepted by the Exchange, we will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Amex Company Guide. Furthermore, if the plan is accepted by the Exchange, but we are not in compliance with the continued listing standards at the conclusion of the respective plan periods, or do not make progress consistent with the plan during the plan periods, the Exchange may initiate delisting proceedings.
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

     The following exhibit provides an illustration of a typical securitization structure for the Subordinate MBS currently in our portfolio, with hypothetical amounts and identification of our primary investment focus:
     We attempt to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the borrowings under these Repurchase Agreements were on a 30 day revolving basis and were generally at 50 to 97 percent of the security’s fair market value, depending on the security, and were adjusted to market value each month as the Repurchase Agreements were re-established. On August 10, 2007, we entered into a new Repurchase Agreement and repaid substantially all of our then outstanding Repurchase Agreements. This new Repurchase Agreement expires on August 9, 2008, is not adjusted to market value, and has a higher effective interest rate than our previous borrowings.
     Other mortgage security or mortgage loan financing is accomplished through the use of committed lines of credit, usually under Repurchase Agreements or through the creation of collateralized mortgage obligations, “CMOs”.
     We also maintain a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, (“Agency MBS”), primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and we do not deal directly with consumers. On occasion, we receive income from real estate investment management services that can include asset management and administrative services.
     Non-Core Business
     In line with our strategy to focus on our portfolio operations, we reduced the technology and loan sale advisory (“LSA”) operations that were conducted through HT in 2006, and completed the sale of our due diligence operations in 2007.
     HT provided technology services and marketed its web-based proprietary software applications to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. It earned licensing and related servicing fees from its proprietary software applications to government agencies and financial institutions involved in trading and/or originating residential mortgage loans. HT no longer actively markets its technology to new customers.
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
Current Market Conditions and Material Events
     During the first quarter of 2008, the overall delinquencies on the mortgage loans collateralizing our Subordinate MBS have continued to increase. We believe these delinquencies are primarily the result of underwriting deficiencies and declining housing prices. This increase in delinquencies has led to a much higher level of foreclosures than we have previously experienced. Upon foreclosure, we may incur a loss equal to the excess of the outstanding mortgage loan balance over the sales price of the property and all carrying and maintenance costs until the property is sold. We incurred losses of approximately $2,345,000 allocated to our Subordinate MBS portfolio for the three months ended March 31, 2008. Although these losses are generally within our overall loss reserve in the original purchase discount, these losses are much greater than our historical experience.
     Beginning in the second quarter of 2007 and every quarter thereafter, we have received decreasing amounts of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also, during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. Despite this decline in available information, economic information and general industry information suggest that credit spreads on our securities have increased during the three months ended March 31, 2008. We believe this increase is primarily the result of overall increased loss assumptions by market participants on mortgage-backed securities.
     The overall mortgage market experienced a significant decline in liquidity during the latter half of 2007 into 2008. In the first quarter of 2008, we have seen very limited financing activity within the mortgage industry. However, we have not seen any significant changes in this financing environment, and the availability of financing appears to be extremely limited. As a result, we do not believe short-term financing facilities are currently available to us.

Fair Value Disclosures for our Consolidated Balance Sheet
     Certain assets and liabilities on our consolidated balance sheet are presented on a historical cost basis and others at estimated fair value. As a result of our overall financial condition and the potential impact of the Repurchase Transaction on August 9, 2008, certain assets and liabilities have a significant difference between the historical cost basis and the estimated fair value. We believe the presentation of our entire consolidated balance sheet on a fair value basis is useful to illustrate these differences. The estimated fair value of all of our assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	As	Estimated	As	Estimated
	Reported	Fair Value	Reported	Fair Value
Assets:
Cash and cash equivalents	$3,535	$3,535	$7,257	$7,257
Accrued interest receivable	1,089	1,089	1,241	1,241
Mortgage loans
Collateral for CMOs	5,782	5,761	6,182	6,118
Mortgage securities
Trading	4,272	4,272	30,045	30,045
Available for sale	62,416	62,416	82,695	82,695
Other subordinate security, available for sale	1,493	1,493	1,477	1,477
Restricted cash	484	484	480	480
Equity investments in unconsolidated affiliates	1,537	—	1,509	—
Deferred financing costs	1,293	—	2,105	—
Prepaid expenses and other assets	1,613	1,613	2,197	2,197

Total assets	$83,514	$80,663	$135,188	$131,510

Liabilities:
Repurchase Agreements — revolving term	$481	$481	$28,926	$28,926
Repurchase Agreements — fixed term	81,978	62,416	79,928	79,279
CMO borrowing	3,705	3,582	4,035	3,916
Accounts payable, accrued expenses and other liabilities	5,097	5,097	6,709	6,709
Liability to subsidiary trusts	41,239	5,731	41,239	5,731

Total liabilities	132,500	77,307	160,837	124,561

Net equity	(48,986)	3,356	(25,649)	6,949

Total liabilities and net equity	$83,514	$80,663	$135,188	$131,510

Potential Forfeiture of Securities under Repurchase Transaction — Pro Forma
     As of March 31, 2008, the overall estimated fair value of our Subordinate MBS portfolio pledged under the Repurchase Transaction is below the contractual repayment amount of the Repurchase Transaction by approximately $22.5 million and the lender has recourse only against our Subordinate MBS portfolio and not to any other asset or right. Generally Accepted Accounting Principles preclude us from considering the contractual repayment amount of the Repurchase Transaction, and its recourse limitation, in determining either a fair value or a realizable value for our Subordinate MBS. As a result, we recorded an other-than-temporary impairment of $21.2 million during the three months ended March 31, 2008. This loss may be offset by a gain on settlement of debt in August of 2008 if we surrender our Subordinate MBS portfolio under the Repurchase Transaction.
     The following information is useful in understanding the implications of our current financial condition and presents a calculation of the gain on settlement of debt assuming we were required to surrender the pledged securities as of March 31, 2008 (dollars in thousands):

Carrying value of Repurchase Transaction obligation	$81,978
Carrying value of Subordinate MBS that may be surrendered under the Repurchase Transaction	(62,416)

Excess of debt over the carrying value of assets pledged	19,562
Elimination of other assets and other liabilities related to the Repurchase Transaction	289

Net gain on settlement of Repurchase Transaction if settled through the surrender of the collateral on March 31, 2008	$19,851

Critical Accounting Estimates
     The significant accounting policies used in preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Valuation of Mortgage Securities
     Our Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. We maintain extensive data related to the collateral of our Subordinate MBS and as a result are able to apply this data and all other relevant market data to our estimates of fair value. As a result, we have classified the fair value measurements used to estimate fair value for these assets as Level 3 inputs within the fair value hierarchy. We believe the estimated fair values used reasonably reflect the values we may have been able to receive, as of March 31, 2008, should we have chosen to sell them. Many factors must be considered in order to estimate market values, including, but not limited to, estimated cash flows, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

     Beginning in the second quarter of 2007 and every quarter thereafter, we have received decreasing amounts of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. The fair value estimation process has been difficult due to the lack of market data and the uncertainties in the markets regarding the extent and severity of possible future loss, availability of financing, housing prices, economic activity and Federal Reserve activities.
     We determined estimated fair value for our Subordinate MBS as of March 31, 2008, primarily through the use of a discounted cash flow model. The cash flows are determined on a security by security basis and updated for market inputs for estimated prepayment speeds and default and severity rates. The discount rates are representative of market yields for loss adjusted cash flows and were determined through inputs from several dealer firms and our overall understanding of requirements in the market. We reviewed and determined the appropriateness of the discount rates based upon the credit rating of the securities and the year of issuance of the securities. This model is consistent with the determination of estimated fair value as of December 31, 2007.
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
Valuation of Other Subordinate Security
     Our other subordinate security is not readily marketable with quoted market prices. It is an asset-backed security collateralized by loans secured by manufactured housing and related real estate. We are unaware of any similar securities and the potential market for this security is limited. We estimate the fair value of this security through a discounted cashflow model using an interest rate that we believe is representative of rates required by potential investors based upon the credit rating of the security. As a result, we have classified the fair value measurements used to estimate the fair value for this security as Level 3 inputs within the fair value hierarchy. We believe the estimated fair value used reasonably reflects the value we may have been able to receive, as of March 31, 2008, should we have chosen to sell the security. However, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the value presented.
Other- than-temporary Impairments
     As of March 31, 2008, the gross unrealized loss for our Subordinate MBS is considered to be other-than-temporary impairments. Although these declines appear to be attributable to increases in market interest rates and credit spreads and changes in the loss or prepayment assumptions affecting cash flows, the turmoil in the industry is exceptional and much greater than the normal cyclical swings. We are unable to predict when a recovery will occur and the level of recovery. In addition, we may not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of the financing on August 9, 2008 and may be required to surrender the pledged securities to settle the contractual repayment amount, which could be before a full recovery of the market has occurred.
     The overall estimated fair value of the our Subordinate MBS portfolio is below the contractual repayment amount of the Repurchase Transaction by approximately $22.5 million. The lender has recourse only against our Subordinate MBS and not to any other asset or right. Generally Accepted Accounting Principles preclude us from considering the contractual repayment amount of the Repurchase Transaction, and its recourse limitation, in determining a realizable value for our Subordinate MBS. As a result, we recorded the difference between the adjusted cost basis and the fair value, determined on a security by security basis, as impairment expense of approximately $21,167,000 for the three months ended March 31, 2008.

Financial Condition
     The most significant changes in our balance sheet as of March 31, 2008, compared to December 31, 2007, are reflected in the net decrease of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, (dollars in thousands):

	Principal	Carrying
	Balance	Value	Financing	Net Equity
March 31, 2008
Mortgage Loans:
Collateral for CMOs	$6,045	$5,782	$4,186	$1,596

Subordinate MBS:
Available for sale	222,788	62,416	81,978	(19,562)

Agency MBS:
Trading	4,166	4,272	—	4,272

Total	$232,999	$72,470	$86,164	$(13,694)

	Principal	Carrying
	Balance	Value	Financing	Net Equity
December 31, 2007
Mortgage Loans:
Collateral for CMOs	$6,464	$6,182	$4,535	$1,647

Subordinate MBS:
Available for sale	225,769	82,695	79,928	2,767

Agency MBS:
Trading	29,556	30,045	28,426	1,619

Total	$261,789	$118,922	$112,889	$6,033

     In March 2008, we entered into a Termination Agreement on our $200 million loan facility with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to us other than certain minor document preparation costs. There were no borrowings under the facility at termination.
     In March 2008, we verbally agreed to repay the outstanding line of credit on our $20 million facility. The total principal balance was paid on April 10, 2008 in the amount of $480,000.
     Our Subordinate MBS portfolio has decreased in principal balance by $3.0 million and our carrying value has decreased by $20.3 million. The principal balance decreased due to principal payments on the securities and losses allocated to the securities from defaults on the underlying mortgage loans. The carrying value decreased primarily due to increases in credit spreads that reduced the fair value of these securities for the three months ended March 31, 2008. Our net equity in this portfolio is negative as the estimated fair value is below both the carrying value and the contractual repayment amount of the related financing. The lender of this financing has recourse against only our Subordinate MBS and not any other asset or right.
     The Agency MBS classified as trading are held primarily to satisfy certain exemptive provisions of the 40 Act. In February 2008 and March 2008, we sold all of our Agency MBS and repaid all related Repurchase Agreements in order to generate some liquidity and close existing Repurchase Agreements on this portfolio. In March 2008, we purchased approximately $4.2 million of Agency MBS without any financing. These securities are highly liquid assets.
     Our book value per common share as of March 31, 2008 was $(5.66) compared to $(2.96) as of December 31, 2007. The decrease in book value is primarily attributable to our net loss of $(23.3) million.

Results of Operations
Revenue
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended		2008
	March 31,		Favorable
	2008	2007	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$111	$171	$(60)
Interest expense	(73)	(138)	65

Net interest income	38	33	5
Other	14	—	14

Total	52	33	19
Subordinate MBS
Interest income	4,542	4,651	(109)
Interest expense	(4,734)	(1,468)	(3,266)

Net interest income	(192)	3,183	(3,375)
Gains (losses) on sale	—	191	(191)
Mark to market	(21,167)	(84)	(21,083)

Total	(21,359)	3,290	(24,649)
Agency MBS
Interest income	287	1,560	(1,273)
Interest expense	(191)	(1,339)	1,148

Net interest income	96	221	(125)
Gains on sale	479	—	479
Mark to market	(318)	97	(415)
Freestanding derivatives	(98)	(148)	50

Total	159	170	(11)
Other
Interest income	130	250	(120)
Interest expense	(929)	(914)	(15)

Net interest income	(799)	(664)	(135)
Mark to market	—	(156)	156
Freestanding derivatives	—	(19)	19
Technology and loan brokering and advisory services	225	673	(448)
Other	1,615	(41)	1,656

Total	1,041	(207)	1,248

Total	$(20,107)	$3,286	$(23,393)

     Both interest income and interest expense for our Mortgage Loan portfolio for the three months ended March 31, 2008 decreased compared to the same period of 2007 due to decreases in the level of collateral for CMOs and the related financing as a result of principal payment and payoffs on the mortgage loans.
     For our Subordinate MBS portfolio, the mark to market loss increased by $21.1 million for the three months ended March 31, 2008 compared to the same period of 2007. The increase in market loss, we determined, is due to other-than-temporary declines in estimated fair value. Similar other-than-temporary impairments were not experienced during the first quarter of 2007. Net interest income decreased for the three months ended March 31, 2008 compared to the same period of 2007 due to the increased interest expense associated with the new fixed-term financing facility we established in August 2007. We had no gains on sales of securities for the three months ended March 31, 2008 compared to gains of $0.2 million for the three months ended March 31, 2007. We sold 18 securities during the first quarter of 2007, as part of a minor portfolio reorganization and anticipation of potential credit issues.
     Generally, our Agency MBS classified as trading are financed via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. The overall declines in the gross interest income and gross interest expense for the three months ended March 31, 2008, compared to the same period in 2007, is due to the significant reduction in the size of this portfolio.
     Other interest income includes interest earned from the other subordinate security and cash and cash equivalents. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.

     Other income (expense) for the three months ended March 31, 2008 increased compared to the same period in 2007 due to the reversal of a $1.6 million reserve for the estimated cost of closing our warehouse facility. This reserve was recorded primarily in the latter half of 2007. Other mark to market for the three months ended March 31, 2008, represents a write-down of REO that was acquired in 2005 and is included in other assets. The local economy for a portion of these properties had a significant downturn, which depressed the value of these properties. At March 31, 2008, we have one remaining property to be sold with a total carrying value of approximately $8,000.
     Loan sale advisory and technology revenue has decreased due to the termination of technology services by several of our clients in 2006 and early 2007, and the cessation of our marketing activities in 2006.
     Other freestanding derivatives represent the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the three months ended March 31, 2008, compared to the same period in 2007. These changes in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.
Operating Expenses
     The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Three Months Ended March 31,
			Increase
	2008	2007	(Decrease)
Personnel	$1,108	$1,079	$29
Legal and professional	364	600	(236)
General and administrative	201	746	(545)
Depreciation and amortization	154	150	4
Occupancy	78	75	3
Technology	125	197	(72)
Financing	896	148	748
Other	343	158	185

Total expenses	$3,269	$3,153	$116

     Operating expenses for the three months ended March 31, 2008, increased $0.1 million from the same period in 2007. The major changes within operating expenses were in legal and professional, general and administrative, financing and other:
•	Legal and professional fees decreased due to higher legal fees incurred for the period ended March 31, 2007 in connection with a legal matter that was settled in the first half of 2007. No similar costs were incurred in 2008.

•	General and administrative expenses decreased due to higher settlement costs for the period ended March 31, 2007 in connection with settlements costs for a legal matter that was settled in the first half of 2007. No similar costs were incurred in 2008.

•	Financing costs increased due to fees associated with our $200 million committed line of credit, as well as the recognition of deferred financing costs in connection with closing this facility and the $20 million committed line of credit.

•	Other expenses increased due to higher costs associated with directors and officers insurance coverage for the period ended March 31, 2008.
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

Additional Analysis of REIT Investment Portfolio
     Investment Portfolio Assets and Related Liabilities
     The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Mortgage loans
Held for sale	$—	0.00%	$—	0.00%
Collateral for CMO	6,120	7.25%	9,619	7.11%
Agency MBS	19,860	5.78%	109,269	5.71%
Subordinate MBS	82,592	22.00%	153,906	12.09%
Other subordinate security	1,482	25.10%	2,760	13.33%

	110,054	18.29%	275,554	9.40%

Investment portfolio liabilities:
CMO borrowing	3,846	6.86%	7,041	7.16%
Repurchase Agreements on:
Collateral for CMO	490	5.71%	685	7.00%
Agency MBS	17,780	4.30%	100,536	5.33%
Subordinate MBS	84,931	22.30%	90,936	6.46%

	107,047	18.68%	199,198	5.91%

Net investment portfolio assets	$3,007		$76,356

Net interest spread		(0.39)%		3.49%

Yield on net portfolio assets (1)(2)		4.66%		18.49%

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.

(2)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.
     The yield on net portfolio assets decreased to 4.66% for the three months ended March 31, 2008, from 18.49% for the same period in 2007. This decrease in yield is the result of the higher borrowing costs associated with the Repurchase Transaction after August 10, 2007.
     Average net investment portfolio assets decreased to $3,007,000 for the three months ended March 31, 2008, from $76,356,000 for the same period in 2007. This decrease is due to the significant reductions in estimated market value of our Subordinate MBS portfolio recorded during the year ended December 31, 2007 and the significant reduction in the size of our Agency portfolio.

     Mortgage Loans
     The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Average asset balance	$6,120	$9,619
Average CMO borrowing balance	3,846	7,041
Average balance — Repurchase Agreements	490	685

Net investment	1,784	1,893
Average leverage ratio	70.85%	80.32%
Effective interest income rate	7.25%	7.11%
Effective interest expense rate — CMO borrowing	6.86%	7.16%
Effective interest expense rate — Repurchase Agreements	5.71%	7.00%

Net interest spread	0.52%	(0.03)%
Interest income	$111	$171
Interest expense — CMO borrowing	66	126
Interest expense — Repurchase Agreements	7	12

Net interest income	$38	$33

Yield	8.52%	6.97%

     Our Mortgage Loan portfolio net interest income for the three months ended March 31, 2008 was similar to the comparable period in 2007.
     Subordinate MBS
     The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Average asset balance	$82,592	$153,906
Average balance — Repurchase Agreements	84,931	90,936

Net investment	(2,339)	62,970
Average leverage ratio	102.83%	59.09%
Effective interest income rate	22.00%	12.09%
Effective interest expense rate — Repurchase Agreements	22.30%	6.46%

Net interest spread	(0.30)%	5.63%
Interest income	$4,542	$4,651
Interest expense — Repurchase Agreements	4,734	1,468

Net interest income	$(192)	$3,183

Yield	n/a *	20.22%

*	- Amount is excluded as it is not meaningful.
     The Subordinate MBS portfolio’s net interest income and net income spread for the three months ended March 31, 2008, decreased for the same period in 2007 due to an increase in the interest expense associated with the new fixed-term financing facility established in August 2007.

     Agency MBS
     The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Average asset balance	$19,860	$109,269
Average balance — Repurchase Agreements	17,780	100,536

Net investment	2,080	8,733
Average leverage ratio	89.53%	92.01%
Effective interest income rate	5.78%	5.71%
Effective interest expense rate — Repurchase Agreements	4.30%	5.33%

Net interest spread	1.48%	0.38%
Interest income	$287	$1,560
Interest expense — Repurchase Agreements	191	1,339

Net interest income	$96	$221

Yield	18.46%	10.12%

     The Agency MBS portfolio’s net interest income decreased for the three months ended March 31, 2008, from the same period in 2007 primarily due to the reduction in the size of this portfolio.
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
     The table below reflects the net economic impact of our Agency MBS portfolio for the three months ended March 31, 2008 (dollars in thousands):

Net interest income	$96
Loss on mark to market of mortgage assets	(318)
Gains on sale	479
Other loss (forward sales)	(98)

Total	$159

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

Taxable Income
     Taxable income (loss) for the three months ended March 31, 2008, is approximately $(3,305,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income). The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2008 (dollars in thousands):

Net income (loss)	$(23,348)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments	21,485
Sale of mortgage securities	(14)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes — net	(17)
Interest income and expense adjustments for the sale of securities to Ramius	209
Reversal of accrued expenses not deductible for tax	(1,618)
Other	148

Estimated taxable income (loss)	$(3,305)

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
Liquidity and Capital Resources
     Traditional cash flow analysis may not be applicable for us as we have significant cash flow variability due to our investment activities. Historically, our primary non-discretionary cash uses were our operating costs, interest payments on our Repurchase Agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. For the three months ended March 31, 2008, our primary non-discretionary cash uses are our operating costs, payment of interest under the Repurchase Transaction and, to a lesser extent, pay-down of CMO debt. As a REIT, we are required to pay dividends equal to 90% of our taxable income, if any.
     Uncertainty Regarding Ability to Continue as a Going Concern
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $23.3 million and $80 million for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cashflow positive. In addition, upon the termination of our primary financing facility on August 9, 2008, we will have the option to repay the outstanding principal of approximately $85 million through cash or in-kind securities or surrender the portfolio to the lender without recourse. While we have sufficient cash to continue operations up to and beyond August 9, 2008, we do not have sufficient funds to repay the outstanding principal of this financing.
     We have currently deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the March 31, 2008 and April 30, 2008 interest payment dates. We can defer the interest for two additional quarters on each of these instruments. However, we are required to pay all deferred interest on December 31, 2008 and January 31, 2009. If we continue to defer the interest payments through 2008, we will be required to pay approximately $4.5 million of interest in the aggregate on December 31, 2008 and January 31, 2009 and we do not anticipate having sufficient funds to pay this obligation without an additional source of capital. Even if we are able to renegotiate the forgiveness or continued deferral of these payments, our projected cash and liquidity balances will be eliminated by approximately March 2009. Additional sources of capital are required for us to generate positive cashflow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

We have taken the following actions to progress through these unprecedented market conditions:
•       In August 2007, we converted the short-term revolving financing for our primary portfolio of Subordinate MBS to a fixed-term financing agreement that is due August 9, 2008. See Note 8 to our Consolidated Financial Statements for additional information.
•      In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.
•      During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On our $20 million committed line of credit, we had only approximately $480,000 of short-term financing outstanding as of March 31, 2008 and we repaid this obligation on April 10, 2008. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility. As of December 31, 2007, we were in violation of certain financial covenants of both our $20 million committed line of credit and our $200 million committed line of credit.
•       We are currently seeking additional capital and are utilizing a financial advisor for this purpose. Although no formal agreements have been reached, we are in discussions with several potential investors. While companies with similar investment strategies to ours have recently raised significant capital in the public and private markets, there can be no assurance that we will be able to do so or, if we can, what the terms of any such financing would be.
•       We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 14 to our Consolidated Financial Statements for additional information.
Cash and Cash Equivalents and Lines of Credit
     Our cash and cash equivalents as of March 31, 2008 decreased by $3.7 million from December 31, 2007. This decrease is due to the purchase of approximately $4.2 million of Agency MBS during March 2008 and negative cashflows from our operations. These decreases are partially offset by the sale of approximately $30.0 million of our Agency MBS and the repayment of approximately $28.4 million of related Repurchase Agreements during February and March 2008.
     We had a master repurchase agreement with an outside lending institution for up to $200 million. This facility was structured primarily for financing the purchase of prime residential whole mortgage loans. Pursuant to the terms of the agreement, interest payments were based on one-month LIBOR plus an interest rate margin, plus various facility fees. As a condition of the facility, we were required to maintain certain financial covenants. As of December 31, 2007, we were in violation of certain of these covenants and, as a result, were unable to borrow under this facility. In March 2008, we entered into a Termination Agreement with the lending institution, without the declaration of any defaults under the facility. Pursuant to the terms of the Termination Agreement, the parties mutually agreed to voluntarily terminate the facility at no further costs to us other than certain minor document preparation costs. There were no borrowings under the facility at termination.
     We had a committed line of credit with an outside lending institution for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, we were required to maintain certain financial covenants. As of December 31, 2007, we were in violation of certain of these covenants. In March 2008, without declaring an event of default, we verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date. We paid the line of credit in full on April 10, 2008.
     We have no current commitments for any material capital expenditures. We primarily invest our available capital in our investment portfolio. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.

Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to a $125 million warehousing facility, which was established and financed by a third party. The warehousing facility was established to enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. Prior to December 31, 2007, we sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. Due to the turmoil in the mortgage industry in 2007 and the lack of excess funds available to us, we determined it was doubtful we could successfully issue the collateralized debt obligation in the short-term. We determined we may be liable for any losses incurred by the counterparty in connection with the closing of the warehousing facility and selling these securities and, therefore, recorded a reserve in 2007 in the amount of $1.6 million for the potential cost of closing this facility.
     In 2008, we were notified by the counterparty of its intention to terminate the warehouse facility at no cost to us. As a result, we reversed the entire $1.6 million reserve for the estimated potential cost of closing this facility during the three months ended March 31, 2008.
     Interest rate caps are used to economically hedge the changes in interest rates of our borrowings. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, the notional amount of the interest rate caps exceeds the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to their fair market value, which is below $1,000 as of March 31, 2008.
     As of March 31, 2008, we retained the credit risk on $2,350,000 of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative Disclosure About Market Risk
     We believe our quantitative risk has not materially changed from our disclosure under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Losses allocated to our retained subordinate bonds for the three months ended March 31, 2008 and 2007 were nominal. The loan loss allowance as of March 31, 2008, totaled $154,000.

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
     During the three months ended March 31 2008 and the year-ended December 31, 2007, credit spreads on subordinate bonds collateralized by prime-quality mortgage loans significantly widened depending on the bond’s credit rating. The majority of the credit spread widening occurred during the third and fourth quarter of 2007 and continued to widen in the first quarter of 2008.
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
     A direct effect of this credit spread widening was a substantial contraction in the availability of financing for all non-Agency mortgage-backed securities, including subordinate bonds collateralized by prime-quality mortgage loans. As of March 31, 2008 credit spreads for subordinate bonds collateralized by prime-quality mortgage loans were at the widest levels experienced since we began investing in this sector in the first half of 1999.
     The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	March 31, 2008				December 31, 2007
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%
Current	$37,247,233	98.14%	69,915	98.02%	$38,393,269	98.62%	72,850	98.54%
30-59 days delinquent	295,526	0.78%	575	0.81%	248,471	0.64%	478	0.64%
60-89 days delinquent	94,437	0.25%	200	0.28%	72,633	0.19%	154	0.21%
90+ days delinquent	100,606	0.26%	201	0.28%	73,242	0.19%	146	0.20%
Foreclosure	165,709	0.44%	334	0.47%	110,012	0.28%	227	0.31%
Real Estate Owned	48,897	0.13%	104	0.14%	31,886	0.08%	73	0.10%

     We had losses of approximately $2,345,000 and $87,000 allocated to our Subordinate MBS portfolio for the three months ended March 31, 2008 and 2007, respectively, excluding approximately $222,000 of losses incurred in September 2006 and reversed in January 2007.
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
          Agency MBS Portfolio
     Our Agency MBS trading portfolio consists of fixed-rate bonds generally financed under one-month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have historically entered into forward commitments to sell a similar amount of to be announced Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools. We do not have any forward sales commitments outstanding as of March 31, 2008 given the limited size of the portfolio.
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

Market Value Risk
     The market values of our investments are determined by a combination of interest rates, credit performance, prepayment speeds and asset specific performance attributes, such as loan to value ratios. In general, increases in interest rates and deteriorating credit performance will cause the value of the assets to decline. Declines in the market value of assets have two specific negative effects; increased financing margin requirements and, depending on an asset’s classification, a charge to income or to accumulated other comprehensive income.
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
          Mortgage Loan Portfolio
     A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the Mortgage Loan portfolio cannot trigger margin requirements. Mortgage loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. As of March 31, 2008, one bond from the 2000-A securitization is financed via a $0.5 million Repurchase Agreement and is subject to margin requirements. This financing balance was paid on April 10, 2008.
     Subordinate MBS Portfolio
     Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other-than-temporary would be charged to income through impairment expense. For the three months March 31, 2008, the estimated fair value of this portfolio has declined significantly below the contractual repayment amount of the related financing. See “Critical Accounting Estimates” in item 2 for further information.
          Agency MBS Portfolio
     Securities in our Agency MBS portfolio are generally classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are generally economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sold securities. Agency securities classified as held to maturity are reported at amortized cost.
Item 4. Controls and Procedures
     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information required to be included in our periodic SEC filings.
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 2, 2008.
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

Dated: May 15, 2008

By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 15, 2008

EXHIBIT INDEX

Exhibit	Description
2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(8)	Amended Articles of Incorporation of Registrant, as amended

3.2.1(31)	Amended and Restated By-Laws of Registrant

4.1(1)	Specimen Common Stock Certificate of Registrant

4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)	1999 Equity Incentive Plan

10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.8.2(32)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007

10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.9.2(32)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007

10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.10.2(25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.

10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2.(25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

Exhibit	Description
10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10.12.1(32)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007

10.12.2(32)	Retention Agreement of James C. Strickler dated as of November 27, 2007

10.12.3(32)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007

10.12.1.1(34)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007

10.12.2.1(34)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007

10.12.3.1(34)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007

10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

Exhibit	Description
10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Capital Financial Products, Inc.

10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.13(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.14(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.15(30)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

Exhibit	Description
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

Exhibit	Description
10.38.5.1(36)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.

10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.

10.38.7(25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

10.38.8(28)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller, dated as of August 10, 2007

10.38.9(28)	Stock Purchase Agreement between RCG, Ltd. and Hanover Capital Mortgage Holdings, Inc., dated August 10, 2007.

10.38.9.1(33)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Hanover Capital Mortgage Holdings, Inc.

10.38.9.2(35)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Hanover Capital Mortgage Holdings, Inc. and RCG PB, Ltd.

10.38.10(29)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

10.38.11(30)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

31.1(37)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(37)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(38)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(29)	Incorporated herein by reference to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(30)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.

(31)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(32)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(33)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(34)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(35)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(36)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 2, 2008.

(37)	Filed herewith

(38)	Furnished herewith.