Form 10-Q
period 2008-06-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2008-08-14
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 8,656,162 shares of common stock outstanding as of August 11, 2008.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Six Months Ended June 30, 2008

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and cash equivalents	$2,597	$7,257
Accrued interest receivable	1,068	1,241
Mortgage loans
Collateral for CMOs	5,395	6,182
Mortgage securities ($43,508 and $112,740 pledged under Repurchase Agreements as of June 30, 2008 and December 31, 2007, respectively)
Trading	4,192	30,045
Available for sale	43,508	82,695

	47,700	112,740
Other subordinate security, available for sale	1,510	1,477
Equity investments in unconsolidated affiliates	1,566	1,509
Other assets	2,404	4,782

	$62,240	$135,188

LIABILITIES
Repurchase agreements	$84,027	$108,854
Collateralized mortgage obligations (CMOs)	3,389	4,035
Accounts payable, accrued expenses and other liabilities	5,521	6,709
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	134,176	160,837

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,656,162 and 8,658,562 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	86	86
Additional paid-in capital	102,961	102,939
Cumulative earnings (deficit)	(117,598)	(71,289)
Cumulative distributions	(57,385)	(57,385)

	(71,936)	(25,649)

	$62,240	$135,188

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Interest income	$3,699	$6,488	$8,769	$13,120
Interest expense	5,308	3,748	11,235	7,607

Net interest income before loan loss provision	(1,609)	2,740	(2,466)	5,513
Loan loss provision	—	—	—	—

Net interest income	(1,609)	2,740	(2,466)	5,513
Gain on sale of mortgage assets	—	3	479	194
Loss on mark to market of mortgage assets	(19,052)	(14,481)	(40,537)	(14,624)
Gain (loss) on freestanding derivatives	—	2,468	(98)	2,301
Technology	48	200	258	716
Loan brokering and advisory services	7	—	22	157
Other income (loss)	(3)	(67)	1,626	(108)

Total revenues	(20,609)	(9,137)	(40,716)	(5,851)

Expenses
Personnel	1,075	1,050	2,183	2,129
Legal and professional	429	358	793	958
General and administrative	153	274	354	1,020
Depreciation and amortization	266	157	420	307
Occupancy	88	78	166	153
Technology	12	112	137	309
Financing	—	148	896	301
Other	357	146	700	299

Total expenses	2,380	2,323	5,649	5,476

Operating income (loss)	(22,989)	(11,460)	(46,365)	(11,327)
Equity in income of unconsolidated affiliates	28	28	56	55

Income (loss) from continuing operations before income tax provision	(22,961)	(11,432)	(46,309)	(11,272)
Income tax provision	—	—	—	—

Income (loss) from continuing operations	(22,961)	(11,432)	(46,309)	(11,272)

Discontinued Operations
Income (loss) from discontinued operations before gain on sale and income tax provision	—	15	—	(628)
Gain on sale of discontinued operations	—	—	—	1,346
Income tax provision from discontinued operations	—	—	—	—

Income from discontinued operations	—	15	—	718

Net Income (loss)	$(22,961)	$(11,417)	$(46,309)	$(10,554)

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(2.66)	$(1.42)	$(5.36)	$(1.40)
Income (loss) from discontinued operations	—	—	—	0.09

Net income (loss) per common share — Basic	$(2.66)	$(1.42)	$(5.36)	$(1.31)

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(2.66)	$(1.42)	$(5.36)	$(1.40)
Income (loss) from discontinued operations	—	—	—	0.09

Net income (loss) per common share — Diluted.	$(2.66)	$(1.42)	$(5.36)	$(1.31)

Weighed average shares outstanding — Basic	8,635,081	8,028,008	8,632,632	8,070,768
Weighed average shares outstanding — Diluted	8,635,081	8,028,008	8,632,632	8,070,768
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(22,961)	$(11,417)	$(46,309)	$(10,554)
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized loss on mortgage securities classified as available-for-sale	(18,989)	(4,274)	(40,156)	(13,500)
Reclassification adjustment for net loss included in net income	—	(29)	—	(384)
Reclassification adjustment for impairment expense included in net income	18,989	11,805	40,156	11,805

Other comprehensive income (loss)	—	7,502	—	(2,079)

Comprehensive income (loss)	$(22,961)	$(3,915)	$(46,309)	$(12,633)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Cumulative		Other
	Common Stock		Paid-In	Earnings	Cumulative	Comprehensive
	Shares	Amount	Capital	(Deficit)	Distributions	Income (Loss)	Total
Balance, December 31, 2007	8,658,562	$86	$102,939	$(71,289)	$(57,385)	$—	$(25,649)
Amortization of deferred stock grant to key employees	—	—	22	—	—	—	22
Forfeiture of unvested restricted stock	(2,400)	—	(1)	—	—	—	(1)
Stock option issued to director	—	—	1	—	—	—	1
Net income (loss)	—	—	—	(46,309)	—	—	(46,309)
Other comprehensive income (loss)	—	—	—	—	—	—	—

Balance, June 30, 2008	8,656,162	$86	$102,961	$(117,598)	$(57,385)	$—	$(71,936)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Income (loss) from continuing operations	$(46,309)	$(11,272)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	420	307
Stock-based compensation	21	25
Accretion of net discount to interest income	(2,023)	(3,249)
Accretion of debt discount and deferred financing costs to interest expense	4,207	14
Loss recognized from mark to market of mortgage assets	40,537	14,624
Undistributed earnings of unconsolidated affiliates — net	(56)	(55)
Gain on sale of mortgage assets	(479)	(194)
Loss on disposition of real estate owned	—	47
Gain on loans paid in full	(27)	(72)
Purchase of mortgage securities classified as trading	(4,211)	—
Principal collections on mortgage securities classified as trading	240	7,932
Proceeds from sale of mortgage securities classified as trading	29,917	—
Decrease in accrued interest receivable	173	46
Decrease in other assets	1,467	1,092
Increase (decrease) in accounts payable, accrued expenses and other liabilities	208	(139)

Net cash provided by operating activities of continuing operations	24,085	9,106

Net cash provided by operating activities of discontinued operations	—	1,112

Investing Activities
Purchase of mortgage securities classified as available for sale	—	(10,713)
Principal collections on mortgage securities classified as available for sale	—	736
Principal collections on mortgage securities classified as held to maturity	—	722
Principal collections on CMO collateral	826	2,933
Proceeds from sale of mortgage securities classified as available for sale	—	11,398
Proceeds from disposition of real estate owned	—	525

Net cash provided by investing activities of continuing operations	826	5,601

Proceeds from the sale of HCP	—	1,375

Financing Activities
Decrease in borrowings using repurchase agreements	(28,925)	(9,584)
Payments on CMOs	(646)	(2,775)
Payment of dividends	—	(2,448)
Repurchase of common stock	—	(960)

Net cash used in financing activities of continuing operations	(29,571)	(15,767)

Net increase (decrease) in cash and cash equivalents	(4,660)	1,427
Cash and cash equivalents at beginning of period	7,257	13,982

Cash and cash equivalents at end of period	$2,597	$15,409

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
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, the Company incurred a significant loss of liquidity over a short period of time. The Company experienced a net loss of approximately $46.3 million and $80.0 million for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively, and its current operations are not cash flow positive. Additional sources of capital are required for the Company to generate positive cash flow and continue operations beyond 2008. These events have raised substantial doubt about the Company’s ability to continue as a going concern.
     In order to preserve liquidity while the Company explores opportunities and alternatives for the future, the Company has taken the following steps:
•	In August 2007, the Company converted its short-term revolving financing for its primary portfolio of Subordinate mortgage backed securities (“Subordinate MBS”) to a fixed-term financing agreement that is due August 9, 2008. Effective August 9, 2008, the Company surrendered to Ramius its entire portfolio of Subordinate MBS in satisfaction of its outstanding obligations under the Repurchase Agreement. See Notes 8 and 14 to Consolidated Financial Statements for additional information.

•	In August 2007, the Company significantly reduced the short-term revolving financing for its other portfolios.

•	The Company successfully repaid and terminated all short-term revolving financing without any events of default. The Company repaid substantially all short-term revolving financing on one of its uncommitted lines of credit through the sale of the assets securing the credit. In April 2008, the Company paid all of the outstanding balance of approximately $480,000 remaining on its $20 million committed line of credit. The Company’s $200 million committed line of credit was voluntarily and mutually terminated with the lender. There were no outstanding balances on this or any other credit line at June 30, 2008.

•	The Company elected to defer interest payments on its long-term subordinated debt and may continue to defer these payments, if necessary. The Company has the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 14 for additional information.

•	The Company is seeking additional capital or alternatives for the future and has engaged a financial advisor for this purpose.

     The Company deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the June 30, 2008 and July 30, 2008 interest payment dates. The Company can defer the interest for one additional quarter on each of these instruments. However, the Company is required to pay all deferred interest on December 31, 2008 and January 31, 2009. If the Company continues to defer the interest payments through 2008, the Company will be required to pay approximately $4.5 million of interest in the aggregate on December 31, 2008 and January 31, 2009 and the Company does not anticipate having sufficient funds to pay this obligation without an additional source of capital. Even if the Company is able to renegotiate the forgiveness or continued deferral of these payments, its projected cash and liquidity balances will be eliminated by approximately March 2009. Additional sources of capital are required for the Company to generate positive cash flows and continue operations beyond 2008. These events have raised substantial doubt about the Company’s ability to continue as a going concern.
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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Fair Value
     The Company reports certain financial assets at fair value and has the opportunity to record other financial assets and liabilities at fair value in the future if it elects, under certain conditions, to do so.
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
Basis or Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Unobservable inputs would include the Company’s own assumptions, based on the best information available in the circumstances, about the market and situations affecting the asset or liability.

     To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.
     Some of the Company’s financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and liabilities include: cash and cash equivalents, accrued interest receivable, restricted cash, repurchase agreements — revolving term, and accounts payable and accrued expenses.
     SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statement of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have an election policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made this election for any financial assets or liabilities as of June 30, 2008.
Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date.
     In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the pronouncement effective as of January 1, 2008 and did not elect to apply the fair value option to any financial assets and liabilities as of January 1, 2008.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

3. Fair Value Disclosures
     The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See note 2 for a discussion of the Company’s policies regarding this hierarchy.
     The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (dollars in thousands):

	June 30, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Trading securities — non-mortgage assets	$8	$—	$—	$8
Trading securities — Agency MBS		4,192	—	4,192
Available for sale securities — Subordinate MBS	—	—	43,508	43,508
Available for sale securities — Other subordinate securities	—	—	1,510	1,510

Total	$8	$4,192	$45,018	$49,218

Total assets valued by Level 3 methods are approximately 72% of the Company’s total assets as of June 30, 2008.
Changes in fair value reported in the Consolidated Statement of Operations for assets measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	For the six months ended June 30, 2008
			Mark to
	Accreted		Market Gain
	Interest Income	Other	(Loss)	Total
Trading securities — non-mortgage assets	$—	$(7)	$—	$(7)
Trading securities — Agency MBS	(5)	—	(381)	(386)
Available for sale securities — Subordinate MBS	1,984	—	(40,156)	(38,172)
Available for sale securities — Other subordinate securities	33	—	—	33

Total	$2,012	$(7)	$(40,537)	$(38,532)

Changes in carrying values for Level 3 financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	As of and for the three months ended June 30, 2008
	Assets
	Subordinate	Other subordinate
	MBS	securities	Total
Beginning balance — April 1, 2008	$62,416	$1,493	$63,909
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	62,416	1,493	63,909
Total gains (losses):
Included in net income	(18,529)	17	(18,512)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(379)	—	(379)
Transfer into or out of Level 3 category	—	—	—

Ending balance	$43,508	$1,510	$45,018

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets on-hand	$(18,529)	$17	$(18,512)

	As of and for the six months ended June 30, 2008
	Assets
		Other subordinate
	Subordinate MBS	securities	Total
Beginning balance — January 1, 2008	$82,695	$1,477	$84,172
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	82,695	1,477	84,172
Total gains (losses):
Included in net income	(38,172)	33	(38,139)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(1,015)	—	(1,015)
Transfer into or out of Level 3 category	—	—	—

Ending balance	$43,508	$1,510	$45,018

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets on-hand	$(38,172)	$33	$(38,139)

     The estimated fair value of all of the Company’s assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Carrying		Carrying	Fair
	Amount	Fair Value	Amount	Value
Assets:
Cash and cash equivalents	$2,597	$2,597	$7,257	$7,257
Accrued interest receivable	1,068	1,068	1,241	1,241
Mortgage loans:
Collateral for CMOs	5,395	5,049	6,182	6,118
Mortgage securities
Trading (1)	4,192	4,192	30,045	30,045
Available for sale (1)	43,508	43,508	82,695	82,695
Other subordinate security, available for sale (1)	1,510	1,510	1,477	1,477
Restricted cash	487	487	480	480
Equity investments in unconsolidated affiliates	1,566	—	1,509	—
Deferred financing costs	976	—	2,105	—
Prepaid expenses and other assets (2)	941	941	2,197	2,197

Total assets	$62,240	$59,352	$135,188	$131,510

Liabilities:
Repurchase Agreements — revolving term	$—	$—	$28,926	$28,926
Repurchase Agreements — fixed term	84,027	43,508	79,928	79,279
CMO borrowing	3,389	3,131	4,035	3,916
Accounts payable, accrued expenses and other liabilities	5,521	5,521	6,709	6,709
Liability to subsidiary trusts	41,239	5,000	41,239	5,731

Total liabilities	134,176	57,160	160,837	124,561

Net equity	(71,936)	2,192	(25,649)	6,949

Total liabilities and net equity	$62,240	$59,352	$135,188	$131,510

1)	The total amount of these assets or liabilities is measured in the consolidated financial statements at fair value on a recurring basis.

2)	Approximately $8,000 and $15,000 of these assets as of June 30, 2008 and December 31, 2007, respectively, are measured in the consolidated financial statements at estimated fair value on a recurring basis.
     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, with estimated fair value shown in the above table for disclosure purposes only, the following methods and assumptions were used to estimate fair value:
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

     Repurchase Agreements-fixed term — As of June 30, 2008, the fair value of this instrument is estimated to equal the fair value of the Subordinate MBS collateralizing the debt. The debt may very well have a fair value below the amount presented above after allowances for excess collateral and margin requirements, which could be as much as fifty percent (50%), but we are unable to accurately estimate this amount. The Company surrendered its pledged Subordinate MBS portfolio as payment in full to the lender in August 2008. See Notes 8 and 14 to Consolidated Financial Statements for additional information. The estimated fair value of this portfolio is significantly below the contractual repayment amount of this debt. Significant valuation inputs are predominantly Level 3 inputs based upon the lack of comparable market information. As of December 31, 2007, the fair value of this debt instrument is determined through a discounted cash-flow model using the weighted average discount rate implicit in the estimated fair value of the Subordinate MBS portfolio at that date.
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
     The components of the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(22,961)	$(11,432)	$(46,309)	$(11,272)

Weighted-average common shares outstanding (denominator)	8,635,081	8,028,008	8,632,632	8,070,768

Basic earnings (loss) per share	$(2.66)	$(1.42)	$(5.36)	$(1.40)

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(22,961)	$(11,432)	$(46,309)	$(11,272)

Weighted-average common shares outstanding	8,635,081	8,028,008	8,632,632	8,070,768

Add: Incremental common shares from assumed conversion of stock options	—	—	—	—

Diluted weighted-average common shares outstanding (denominator)	8,635,081	8,028,008	8,632,632	8,070,768

Diluted (loss) earnings per share	$(2.66)	$(1.42)	$(5.36)	$(1.40)

     The calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2008, does not include 99,034 and 100,921 shares, respectively, for assumed conversion of out-of-the-money stock options and unvested restricted stock. The calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2007, does not include 252,574 and 238,934 shares, respectively, for assumed conversion of out-of-the-money stock options and unvested restricted stock.
5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	June 30, 2008			December 31, 2007
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$1,024	$4,614	$5,638	$1,260	$5,204	$6,464
Net (discount)	(19)	(85)	(104)	(22)	(92)	(114)
Loan loss allowance	(25)	(114)	(139)	(32)	(136)	(168)

Carrying value of mortgage loans	$980	$4,415	$5,395	$1,206	$4,976	$6,182

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance, beginning of period	$154	$270	$168	$274
Charge-offs	(2)	—	(2)	(4)
Mortgage loans paid in full	(13)	(72)	(27)	(72)

Balance, end of period	$139	$198	$139	$198

6. Mortgage and Other Subordinate Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	June 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$4,152	$4,152	$29,556	$—	$29,556
Net premium	—	42	42	110	—	110

Amortized cost	—	4,194	4,194	29,666	—	29,666
Gross unrealized (loss) gain	—	(2)	(2)	379	—	379

Carrying value	$—	$4,192	$4,192	$30,045	$—	$30,045

     Mortgage securities classified as trading are whole-pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”), and consist solely of fixed rate securities.

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	June 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$217,979	$—	$217,979	$225,769	$—	$225,769
Net (discount) and valuation adjustment	(174,471)	—	(174,471)	(143,074)	—	(143,074)

Amortized cost	43,508	—	43,508	82,695	—	82,695
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$43,508	$—	$43,508	$82,695	$—	$82,695

     As of June 30, 2008, the Company considers the gross unrealized loss for its subordinate MBS to be other-than-temporary impairments. These declines appear to be due primarily to increased loss expectations, a decline in prepayment rate assumptions and an increase in discount rates. The turmoil in the industry is exceptional and much greater than the normal cyclical swings. The Company is unable to predict when a recovery will occur and the level of recovery. Further, the Company does not have sufficient funds to retire or refinance the outstanding principal under the Repurchase Transaction upon termination of the financing on August 9, 2008 and has surrendered the pledged securities to settle the contractual repayment amount. See Notes 8 and 14 to Consolidated Financial Statements for additional information.
     The overall estimated fair value of the Company’s Subordinate MBS portfolio is below the contractual repayment amount of the Repurchase Transaction of $84.9 million by approximately $41.4 million. The lender has recourse only against the Company’s Subordinate MBS and not any other asset or right of the Company. GAAP precludes the Company from considering the contractual repayment amount of the Repurchase Transaction, and its recourse limitation, in determining a realizable value for its Subordinate MBS.
     The Company recorded the difference between the adjusted cost basis and the estimated fair value, determined on a security by security basis and without regard to the Repurchase Transaction, as impairment expense of $18,990,000 and $40,156,000 for the three and six months ended June 30, 2008, respectively.
Other Subordinate Security Classified as Available for Sale
(dollars in thousands)

	June 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount) and valuation adjustment	—	(2,302)	(2,302)	—	(2,335)	(2,335)

Amortized cost	—	1,510	1,510	—	1,477	1,477
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$1,510	$1,510	$—	$1,477	$1,477

     Other subordinate security consists of a single security backed by notes that are collateralized by manufactured housing.

All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Fixed-Rate Agency Mortgage-Backed Securities	$4,192	$30,045	$—	$—
Fixed-Rate Subordinate Mortgage Backed Securities	—	—	13,872	20,185
Fixed-Rate Other Subordinate Security	—	—	1,510	1,477
Adjustable-Rate Subordinate Mortgage Backed Securities	—	—	29,636	62,510

Carrying value of mortgage and other subordinate securities	$4,192	$30,045	$45,018	$84,172

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	June 30,	December 31,
	2008	2007
Prepaid expenses and other assets	$1,428	$2,677
Deferred financing cost	976	2,105

	$2,404	$4,782

8. Repurchase Agreements and Other Liabilities
     Information pertaining to individual repurchase agreement lenders is as follows (dollars in thousands):

	December 31,		June 30,	Carrying Value
	2007	Net	2008	of Underlying
Lender	Balance	Change	Balance	Collateral	Type of Collateral
Lender A	$—	$—	$—	$—	Mortgage Loans
Lender B	500	(500)	—	—	Retained CMO Securities, Mortgage Securities
Lender C	28,426	(28,426)	—	—	Mortgage Securities
Lender D	79,928	4,099	84,027	43,508	Mortgage Securities

Total	$108,854	$(24,827)	$84,027	$43,508

     As of June 30, 2008, the weighted-average borrowing rate on the Company’s Repurchase Agreements for its Subordinate MBS portfolio was 22.23%.
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
     Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default has occurred prior thereto, shall be an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000. If payment cannot be made, Ramius may retain the pledge securities. However, there is no recourse to the Company. As of June 30, 2008 the estimated fair value of the pledged securities, which represents the Company’s entire Subordinate MBS portfolio, was approximately $43,508,000. If the debt is not paid and Ramius retains the securities, the difference between the carrying value of the debt and the carrying value of the securities would represent a gain to the Company. See Note 14 to Consolidated Financial Statements for additional information.
9. Derivative Instruments
     Interest rate caps are used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.
     Forward contracts are used to economically hedge the Company’s asset position in Agency MBS.
     As of June 30, 2008, the fair value of Hanover’s interest rate caps was below $1,000. The Company had no forward sales contracts outstanding as of June 30, 2008.

Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Mark to market and settlements on forward contracts	$—	$2,464	$(98)	$2,316
Mark to market on interest rate caps	—	4	—	(15)

Net gain on freestanding derivatives	$—	$2,468	$(98)	$2,301

10. Income Taxes
     Taxable income (loss) for the six months ended June 30, 2008 is approximately $(6,108,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income to estimated taxable income (loss) for the six months ended June 30, 2008 (dollars in thousands):

Net income (loss)	$(46,309)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments	40,537
Sale of mortgage securities	(27)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes — net	132
Interest income and expense adjustments for the sale of securities to Ramius	1,097
Reversal of accrued expenses not deductible for tax	(1,618)
Other	230

Estimated taxable income (loss)	$(6,108)

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
     The following is a summary of trust preferred securities outstanding as of June 30, 2008:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of June 30, 2008	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
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

     The Company deferred the payment of interest on the HST-I junior subordinated notes for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively. The Company can defer the payment of interest for one additional quarter on September 30, 2008, with all deferred interest payments being due on December 31, 2008.
     The Company deferred the payment of interest on the HST-II junior subordinated notes for the quarters ended January 31, 2008, April 30, 2008 and July 31, 2008, respectively. The Company can defer the payment of interest for one additional quarter on October 31, 2008, with all deferred interest payments being due on January 31, 2009.
12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Six Months
	Ended June 30,
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$—

Interest	$5,278	$7,086

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$1,397	$—

13. Commitments and Contingencies
     Warehousing Facility
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
     In 2008, the Company was notified by the counterparty of its intention to terminate the warehousing facility at no cost to the Company. As a result, the Company reversed the entire $1.6 million reserve for the estimated potential cost of closing this facility in the first quarter of 2008.
     Severance and Retention Agreements
     Under the terms of employment and retention agreements with key employees, retention payments in the amount of approximately $816,000 will be paid on August 29, 2008, provided that each individual subject to the agreement is still employed with the Company. As of June 30, 2008, approximately $675,000 of severance expense has been accrued.
     Lease Agreements
     In January 2007, the Company sold, pursuant to the terms of an Asset Purchase Agreement, to Terwin Acquisition I, LLC (“Buyer”) certain assets of its wholly-owned subsidiary Hanover Capital Partners 2, Ltd. (“HCP2”). As part of that transaction, HCP2 and the Buyer entered into a Consent to Assignment (“the Agreement”) whereby Buyer assumed all of HCP2’s obligations under a Lease Agreement dated March 1, 1994. Pursuant to the Agreement, HCP2 remains liable for the remaining Lease obligations in the event that Terwin does not pay. As a further component of the transaction, Terwin Holdings, LLC (“Terwin”), the parent company of Buyer, guaranteed Buyer’s payment obligations under the Lease.
     The Lease, which expires October 31, 2010, provides for a monthly rental of $32,028. Should the Buyer fail to make the rental payments under the Lease, and Terwin not honor its Guarantee, the remaining rental obligations under the Lease would become an obligation of the Company. The remaining rental obligations under the Lease for the period July 1, 2008 through Lease expiration, total $896,784.
14. Subsequent Events
     In July 2008, the Company notified the trustee of HST-II of its intention to defer the payment of interest on the junior subordinated notes for the quarter ended July 31, 2008. The Company may defer the payment of interest for one additional quarter on October 31, 2008, with all deferred interest payments being due on January 31, 2009.
     On August 6, 2008, the Company notified Ramius of the Company’s election to pay all of the Repurchase Price due to Ramius on August 9, 2008, in kind and not with cash.
     Accordingly, the Company surrendered to Ramius, effective August 9, 2008, its entire portfolio of subordinate mortgage-backed securities in satisfaction of its outstanding obligations under the Repurchase Agreement. The Company still continues to maintain its portfolio of Agency mortgage-backed securities.
     The effect on the Company’s financial position as of June 30, 2008, of surrendering the portfolio to satisfy the Repurchase Agreement liability is the elimination of the Company’s liability under the Repurchase Agreement, the elimination of the Subordinate MBS portfolio and elimination of certain deferred costs that were being amortized to the due date of the Repurchase Agreement.
Effect of Surrender of Subordinate MBS
As of June 30, 2008

Liability under Repurchase Agreement	$84,027
Less - Carry value of Subordinate MBS surrendered	(43,508)
Less - Carry value of certain costs being amortized to August 9, 2008	(316)

Pro Forma Gain upon surrender	$40,203

     The gain will be recognized in income during the third quarter of 2008.

     In April 2008, the Company received notice from the American Stock Exchange (“Amex”) or (“Exchange”) indicating that the Company’s financial condition and results of operations do not meet the Exchange’s continued listing standards. The Company was given the opportunity to submit a plan of compliance to the Exchange by May 8, 2008. On May 8, 2008, the Company submitted a plan to the Exchange which it believed would be acceptable.
     On July 2, 2008, the Exchange rejected the Company’s plan. The Exchange allows for an appeal of the rejection notice. The Company has requested and received an opportunity to go before the Listing Qualifications Panel of the Exchange for an appeal and demonstration of planned actions that will bring the Company into compliance with the Exchange’s listing standards. If the appeal is not successful, the Exchange has indicated that it will delist the common stock of Hanover from the Exchange.

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
Executive Overview
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $46.3 million and $80.0 million for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cash flow positive. Additional sources of capital are required for us to generate positive cash flow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.
In order to preserve liquidity while we explore opportunities and alternatives for the future, we have taken the following actions to progress through these unprecedented market conditions:
•	In August 2007, we converted the short-term revolving financing for our primary portfolio of subordinate mortgage-backed securities (“Subordinate MBS”) to a fixed-term financing agreement that is due August 9, 2008 (the “Repurchase Transaction”). Effective August 9, 2008, we surrendered to Ramius our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement. See Notes 8 and 14 to our Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On April 10, 2008 we repaid the outstanding balance of approximately $480,000 on our $20 million committed line of credit. On our $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility.

•	We have deferred interest payments on our long-term subordinated debt and may continue to defer these payments, if necessary. We have the contractual right to defer the payment of interest for up to four quarters. See Note 11 and Note 14 to our Consolidated Financial Statements for additional information.

•	We are seeking additional capital or alternatives for the future and have engaged a financial advisor for this purpose.
     For the three months ended June 30, 2008, we recorded a net loss of $ 22.9 million, compared to a net loss of $11.4 million for the same period in 2007. This increase in net loss is primarily due to an increase in interest expense in connection with the Repurchase Transaction and an increase in mark to market losses of mortgage assets net of free standing derivatives.
     For the six months ended June 30, 2008, we recorded a net loss of $ 46.3 million compared to net loss of $10.6 million for the same period of 2007. This increase in net loss is primarily due to an increase in interest expense and deferred financing fees in connection with the Repurchase Transaction and the Company’s two committed lines of credit and an increase in the mark to market losses of mortgage assets.
     Significant changes in our financial position are primarily related to the decline in the estimated fair value of our Subordinate MBS portfolio and the reduction in the size of our Agency portfolio. Our smaller agency portfolio is not hedged as is our normal policy, because hedging such a small amount would be too costly under these circumstances.
     On April 8, 2008, we received notice from the American Stock Exchange (“Amex”) or (“Exchange”) Staff indicating that, after reviewing our Form 10-K for the fiscal year ended December 31, 2007, as well as discussions with us, we do not meet certain of the Exchange’s continued listing standards. Specifically, the notice provides that we are not in compliance with (1) Section 1003(a)(i) of the Amex Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of our three most recent fiscal years, and (2) Section 1003(a)(iv) of the Amex Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. We were afforded the opportunity to submit a plan of compliance to the Exchange by May 8, 2008, advising the Exchange of action we have taken or will take that will bring us back into compliance with Sections 1003(a)(iv) of the Amex Company Guide by August 11, 2008 and Section 1003(a)(i) of the Amex Company Guide by October 8, 2009. On May 8, 2008, we submitted a plan we believed would be acceptable to the Exchange. On July 2, 2008, the Exchange rejected our plan. The Exchange allows for an appeal of the rejection notice and we have requested and received an opportunity to go before the Listing Qualifications Panel of the Exchange for an appeal in late August of 2008. At the hearing we will have an opportunity to further demonstrate how planned actions will bring the Company into compliance with the Exchange’s listing standards. There can be no assurances that we will be successful in our appeal. If the appeal is not successful, the Exchange has indicated that it will delist the Company’s stock from the Exchange.

Description of Business
     Our principal business has been to generate net interest income by investing in Subordinate MBS, collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. Our primary strategy was to purchase the junior tranches of prime residential mortgage securitizations, which are exposed to the first credit losses of the underlying loan pool (“non-investment grade” or “first loss” tranches), and generally represent under 1% of the total principal balance of all loans in the pool. These investments were purchased at a discount to par value. The collateral underlying the securitizations in these investments are comprised of prime, jumbo single-family mortgage loans that are usually conforming, except for loan size.
     The following exhibit provides an illustration of a typical securitization structure for the Subordinate MBS portfolio, with hypothetical amounts and identification of our primary investment focus:
     We attempted to increase the earnings potential in our investments by leveraging our purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the borrowings under these Repurchase Agreements were on a 30 day revolving basis and were generally at 50 to 97 percent of the security’s fair market value, depending on the security, and were adjusted to market value each month as the Repurchase Agreements were re-established. On August 10, 2007, because of severe liquidity position created by large margin calls and diminishing credit available to us, we entered into a new Repurchase Agreement and repaid substantially all of our then outstanding Repurchase Agreements. This Repurchase Agreement had a term of one year, was not adjusted to market value, and had a significantly higher effective interest rate than our previous borrowings. Effective August 9, 2008, we surrendered to Ramius our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement. See Note 14 to our Consolidated Financial Statements for additional information.
     Other mortgage security or mortgage loan financing has been accomplished through the use of committed lines of credit, usually under Repurchase Agreements or through the creation of collateralized mortgage obligations, (“CMOs”).
     Given the current turmoil in the mortgage and credit markets the availability of financing has been significantly curtailed. Also, the volume of securitizations has been reduced significantly and credit enhancement structures have changed.
     We maintain a portfolio of whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, or Agency MBS primarily to satisfy certain exemptive provisions of the Investment Company Act of 1940 (the “40 Act”). We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and we do not deal directly with consumers. On occasion, we may receive income from real estate investment management services that can include asset management and administrative services.
     Non-Core Business
     In line with our strategy to focus on our portfolio operations, we reduced the technology and loan sale advisory (“LSA”) operations that were conducted through Hanover Trade (“HT”) in 2006, and completed the sale of our due diligence operations in 2007.

     HT provided technology services and marketed its web-based proprietary software applications to meet specific needs of the mortgage industry in the secure transmission, analysis, valuation, tracking and stratification of loan portfolios. It earned licensing and related servicing fees from its proprietary software applications to government agencies and financial institutions involved in trading and/or originating residential mortgage loans. HT no longer actively markets its technology.
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
Current Market Conditions and Material Events
     The overall delinquencies on the mortgage loans collateralizing our Subordinate MBS have continued to increase. We believe these delinquencies are primarily the result of underwriting deficiencies and declining housing prices. This increase in delinquencies has led to a much higher level of foreclosures than we have previously experienced. Upon foreclosure, we may incur a loss equal to the excess of the outstanding mortgage loan balance over the sales price of the property and all carrying and maintenance costs until the property is sold. We incurred losses of approximately $6,775,000 allocated to our Subordinate MBS portfolio for the six months ended June 30, 2008. Although these losses are generally within our overall loss reserve in the original purchase discount, these losses are much greater than our historical experience. Information and various business analyses indicate that a weak real estate and mortgage securities market is expected to continue through at least 2008. As a result, losses in Subordinate MBS are expected to remain at higher levels for the remainder of 2008.
     Beginning in the second quarter of 2007 and every quarter thereafter, we have received decreasing amounts of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also, during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. Despite this decline in available information, economic information and general industry information suggests that credit spreads on our securities have increased during the six months ended June 30, 2008. We believe this increase is primarily the result of overall increased loss assumptions by market participants on mortgage-backed securities.
     The overall mortgage market experienced a significant decline in liquidity during the latter half of 2007 into 2008. This liquidity decline has significantly reduced the amount of financing activity within the financial markets, and in particular, in the mortgage industry. As we continue to see in 2008, the market environment is stagnant and there have been no significant changes that would improve the availability of financing vehicles. As a result, we do not believe short-term financing facilities will be available to us.

Fair Value Disclosures of our Consolidated Balance Sheet
     Certain assets and liabilities on our consolidated balance sheet are presented on a historical cost basis and others at estimated fair value. As a result of our overall financial condition and the potential impact of the Repurchase Transaction on August 9, 2008, certain assets and liabilities have a significant difference between the historical cost basis and the estimated fair value. We believe the presentation of our entire consolidated balance sheet on a fair value basis is useful to illustrate these differences. The estimated fair value of all of our assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Carrying		Carrying	Fair
	Amount	Fair Value	Amount	Value
Assets:
Cash and cash equivalents	$2,597	$2,597	$7,257	$7,257
Accrued interest receivable	1,068	1,068	1,241	1,241
Mortgage loans:
Collateral for CMOs	5,395	5,049	6,182	6,118
Mortgage securities
Trading	4,192	4,192	30,045	30,045
Available for sale	43,508	43,508	82,695	82,695
Other subordinate security, available for sale	1,510	1,510	1,477	1,477
Restricted cash	487	487	480	480
Equity investments in unconsolidated affiliates	1,566	—	1,509	—
Deferred financing costs	976	—	2,105	—
Prepaid expenses and other assets	941	941	2,197	2,197

Total assets	$62,240	$59,352	$135,188	$131,510

Liabilities:
Repurchase Agreements — revolving term	$—	$—	$28,926	$28,926
Repurchase Agreements — fixed term	84,027	43,508	79,928	79,279
CMO borrowing	3,389	3,131	4,035	3,916
Accounts payable, accrued expenses and other liabilities	5,521	5,521	6,709	6,709
Liability to subsidiary trusts	41,239	5,000	41,239	5,731

Total liabilities	$134,176	57,160	$160,837	124,561

Net equity	(71,936)	2,192	(25,649)	6,949

Total liabilities and net equity	$62,240	$59,352	$135,188	$131,510

Forfeiture of Securities under Repurchase Transaction
     As of June 30, 2008, the overall estimated fair value of our Subordinate MBS portfolio pledged under the Repurchase Transaction is below the contractual repayment amount of the Repurchase Transaction by approximately $41.4 million and the lender has recourse only against our Subordinate MBS portfolio and not to any other asset or right. Accounting principles generally accepted in the United States of America (“GAAP”) preclude us from considering the contractual repayment amount of the Repurchase Transaction, and its recourse limitation, as the estimated fair value or a realizable value for our Subordinate MBS. Therefore, without considering the contractual repayment obligation, the estimated fair value of the Subordinate MBS securities declined significantly, and we recorded an other-than-temporary impairment of $40.2 million during the six months ended June 30, 2008.

Retirement of Liability under Repurchase Agreement
     On August 6, 2008, we elected to pay all of the Repurchase Price (as defined in the Repurchase Agreement) due to Ramius on August 9, 2008, in kind and not with cash.
     Accordingly, we surrendered to Ramius, effective August 9, 2008, our entire portfolio of subordinate mortgage-backed securities in satisfaction of our outstanding obligation under the Repurchase Agreement. We still continue to maintain our portfolio of Agency mortgage-backed securities.
     The effect on our financial position as of June 30, 2008, of surrendering the portfolio to satisfy the Repurchase Agreement liability is the elimination of the our liability under the Repurchase Agreement, the elimination of the Subordinate MBS portfolio and elimination of certain deferred costs that were being amortized to the due date of the Repurchase Agreement.
Effect of Surrender of Subordinate MBS
As of June 30, 2008

Liability under Repurchase Agreement	$84,027
Less - Carry value of Subordinate MBS surrendered	(43,508)

Less - Carry value of certain costs being amortized to August 9, 2008	(316)

Pro Forma Gain upon surrender	$40,203

     The gain will be recognized in income during the third quarter of 2008.
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
Valuation of Mortgage Securities
     Our Subordinate MBS securities are not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. We maintain extensive data related to the collateral of our Subordinate MBS and as a result are able to apply this data and all other relevant market data to our estimates of fair value. As a result, we have classified the fair value measurements used to estimate fair value for these assets as Level 3 inputs within the fair value hierarchy. We believe the estimated fair values used reasonably reflect the values we may have been able to receive, as of June 30, 2008, should we have chosen to sell them. Many factors must be considered in order to estimate market values, including, but not limited to, estimated cash flows, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented. Our Subordinate MBS securities, valued using Level 3 methods, are approximately 70% of our total assets.
     Beginning in the second quarter of 2007 and every quarter thereafter, we have received a decreasing amount of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. The fair value estimation process has been difficult due to the lack of market data and the uncertainties in the markets regarding the extent and severity of possible future loss, availability of financing, housing prices, economic activity and Federal Reserve activities.
     We determined estimated fair value for our Subordinate MBS as of June 30, 2008, primarily through the use of a discounted cash flow model. The cash flows are determined on a security by security basis and updated for market inputs for estimated prepayment speeds and default and severity rates. The discount rates were determined through inputs from several dealer firms and our overall understanding of requirements in the market. We reviewed and determined the appropriateness of the discount rates based upon the credit rating of the securities and the year of issuance of the securities. This model is consistent with the determination of estimated fair value as of December 31, 2007, and March 31, 2008.

Amortization of Purchase Discounts on Mortgage Securities
     Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Effective yields are directly related to security values, estimated future cash flows, and market interest rates if any are available. Our estimates could vary widely from the actual income ultimately experienced and, such variances could be material.
Valuation of Other Subordinate Security
     Our other subordinate security is not readily marketable with quoted market prices. It is an asset-backed security collateralized by loans secured by manufactured housing and related real estate. We are unaware of any similar securities and the potential market for this security is limited. We estimate the fair value of this security through a discounted cash flow model using an interest rate that we believe is representative of rates required by potential investors based upon the credit rating of the security. As a result, we have classified the fair value measurements used to estimate the fair value for this security as Level 3 inputs within the fair value hierarchy. We believe the estimated fair value used reasonably reflects the value we may have been able to receive, as of June 30, 2008, should we have chosen to sell the security. However, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the value presented.
Other- than-temporary Impairments
     As of June 30, 2008, the gross unrealized loss for our entire Subordinate MBS portfolio is considered to be an other-than-temporary impairment. These declines appear to be attributable to increases in market interest rates and credit spreads and changes in the loss or repayment assumptions affecting cash flows, and the turmoil in the industry is exceptional and much greater than the normal cyclical swings. We are unable to predict when a recovery will occur and the level of recovery.

Financial Condition
     The most significant changes in our balance sheet as of June 30, 2008, compared to December 31, 2007, are reflected in the net decrease of our investment portfolio and changes in related accounts including the decrease in our cash balances. The tables below present the primary assets of our investment portfolio, net of related financing, (dollars in thousands):

	Principal	Carrying
June 30, 2008	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$5,638	$5,395	$3,389	$2,006

Subordinate MBS:
Available for sale	217,979	43,508	84,027	(40,519)

Agency MBS:
Trading	4,152	4,192	—	4,192

Total	$227,769	$53,095	$87,416	$(34,321)

	Principal	Carrying
December 31, 2007	Balance	Value	Financing	Net Equity
Mortgage Loans:
Collateral for CMOs	$6,464	$6,182	$4,535	$1,647

Subordinate MBS:
Available for sale	225,769	82,695	79,928	2,767

Agency MBS:
Trading	29,556	30,045	28,426	1,619

Total	$261,789	$118,922	$112,889	$6,033

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
     In April 2008, we repaid the outstanding line of credit on our $20 million facility.
     Our Subordinate MBS portfolio has decreased in principal balance by $7.8 million and our carrying value has decreased by $39.2 million. The principal balance decreased due to principal payments on the securities and losses allocated to the securities from defaults on the underlying mortgage loans. The carrying value decreased primarily due to the reduced fair value of these securities for the six months ended June 30, 2008. Our net equity in this portfolio is negative as the estimated fair value is below the contractual repayment amount of the related financing. The lender of this financing has recourse against only our Subordinate MBS and not any other asset or right.
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
     Our book value per common share as of June 30, 2008 was $(8.31) compared to $(2.96) as of December 31, 2007. The decrease in book value is primarily attributable to our net loss of $46.3 million.

Results of Operations
Revenue
Revenues by Portfolio Type
(dollars in thousands)

	Three Months Ended		2008	Six Months Ended		2008
	June 30,		Favorable	June 30,		Favorable
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$100	$121	$(21)	$211	$292	$(81)
Interest expense	(35)	(93)	58	(108)	(231)	123

Net interest income	65	28	37	103	61	42
Other	13	72	(59)	27	72	(45)

Total	78	100	(22)	130	133	(3)
Subordinate MBS
Interest income	3,434	4,601	(1,167)	7,976	9,252	(1,276)
Interest expense	(4,322)	(1,432)	(2,890)	(9,056)	(2,900)	(6,156)

Net interest income	(888)	3,169	(4,057)	(1,080)	6,352	(7,432)
Gains (losses) on sale	—	3	(3)	—	194	(194)
Mark to market	(18,989)	(11,910)	(7,079)	(40,156)	(11,994)	(28,162)

Total	(19,877)	(8,738)	(11,139)	(41,236)	(5,448)	(35,788)
Agency MBS
Interest income	60	1,502	(1,442)	348	3,062	(2,714)
Interest expense	—	(1,310)	1,310	(191)	(2,649)	2,458

Net interest income	60	192	(132)	157	413	(256)
Gains (losses) on sale	—	—	—	479	—	479
Mark to market	(63)	(2,547)	2,484	(381)	(2,450)	2,069
Freestanding derivatives	—	2,464	(2,464)	(98)	2,316	(2,414)

Total	(3)	109	(112)	157	279	(122)
Other
Interest income	104	264	(160)	234	514	(280)
Interest expense	(951)	(913)	(38)	(1,881)	(1,827)	(54)

Net interest income	(847)	(649)	(198)	(1,647)	(1,313)	(334)
Mark to market	—	(24)	24	—	(180)	180
Freestanding derivatives	—	4	(4)	—	(15)	15
Technology and loan brokering and advisory services	55	200	(145)	280	873	(593)
Other	(15)	(139)	124	1,600	(180)	1,780

Total	(807)	(608)	(199)	233	(815)	1,048

Total	$(20,609)	$(9,137)	$(11,472)	$(40,716)	$(5,851)	$(34,865)

     Net interest income for our Mortgage Loan portfolio for the three and six months ended June 30, 2008 increased compared to the same periods of 2007 due to increased payoffs on the seasoned mortgages in the CMOs.
     For our Subordinate MBS portfolio, the mark to market loss increased by $7.1 million and $28.2 million for the three and the six months ended June 30, 2008 compared to the same periods of 2007. The increase in market loss is due to other-than-temporary declines in estimated fair value. Similar other-than-temporary impairments were not experienced during the same period of 2007. Net interest income decreased for this same period, compared to 2007, due to the increased interest expense associated with the new fixed-term financing facility we established in August 2007. We had no gains on sales of securities for the three and six months ended June 30, 2008 compared to gains of $0.2 million for the same periods in 2007. We sold 18 and 2 securities during the first and second quarter of 2007, respectively, as part of a minor portfolio reorganization and anticipation of potential credit issues.
     Generally, we finance our Agency MBS classified as trading via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. The overall declines in the gross interest income and gross interest expense for the three and six months ended June 30, 2008, compared to the same period in 2007, is due to the significant reduction in the size of this portfolio.

     Other interest income includes interest earned from the other subordinate security and cash and cash equivalents. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.
     Other income (expense) for the three and six months ended June 30, 2008 increased compared to the same period in 2007 due to the reversal of a $1.6 million reserve for the estimated cost of closing our warehouse facility.
     Loan sale advisory and technology revenue has decreased due to the termination of technology services by several of our clients in 2006 and early 2007, and our cessation of marketing these services in 2006.
     Other freestanding derivatives represent the mark to market of the carrying value of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives increased for the six months ended June 30, 2008, compared to the same period in 2007. These changes in market value are due to the passage of time and one-month LIBOR remaining substantially at or below the strike rate of the interest rate caps.
Operating Expenses
     The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Personnel	$1,075	$1,050	$25	$2,183	$2,129	$54
Legal and professional	429	358	71	793	958	(165)
General and administrative	153	274	(121)	354	1,020	(666)
Depreciation and amortization	266	157	109	420	307	113
Occupancy	88	78	10	166	153	13
Technology	12	112	(100)	137	309	(172)
Financing	—	148	(148)	896	301	595
Other	357	146	211	700	299	401

Total expenses	$2,380	$2,323	$57	$5,649	$5,476	$173

     Operating expenses for the three and six months ended June 30, 2008 from the same periods in 2007 are as follows:
•	Legal and professional fees decreased for the six months ended June 30, 2008, due to higher legal fees incurred in connection with a legal matter that was settled in the first half of 2007. No similar costs were incurred in 2008.

•	General and administrative expenses decreased due to higher settlement costs for the period ended June 30, 2007 in connection with settlements costs for a legal matter that was settled in the first half of 2007. No similar costs where incurred in 2008.

•	Depreciation and amortization increased due to the write-off of the estimated useful life on capitalized software.

•	Financing costs increased for the six months ended June 30, 2008 due to fees associated with our $200 million committed line of credit, as well as the recognition of deferred financing costs in connection with closing this facility and closing the $20 million committed line of credit in the first quarter of 2008.

•	Other expenses increased due to higher costs associated with directors and officers’ insurance coverage for the period ended June 30, 2008.
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

Additional Analysis of REIT Investment Portfolio
     Investment Portfolio Assets and Related Liabilities
     The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Held for sale	$—	0.00%	$—	0.00%
Collateral for CMO	5,705	7.02%	8,172	5.92%
Agency MBS	4,247	5.67%	104,897	5.73%
Subordinate MBS	61,922	22.18%	144,072	12.77%
Other subordinate security	1,499	25.08%	2,773	13.39%

	73,373	20.11%	259,914	9.72%

Investment portfolio liabilities:
CMO borrowing	3,520	3.95%	5,662	5.72%
Repurchase Agreements on:
Collateral for CMO	48	4.17%	663	7.24%
Agency MBS	—	0.00%	97,446	5.38%
Subordinate MBS	84,931	20.36%	88,090	6.50%

	88,499	19.69%	191,861	5.92%

Net investment portfolio assets	$(15,126)		$68,053

Net interest spread		N/M *		3.81%

Yield on net portfolio assets (1)		N/M *		20.47%

	Six Months Ended June 30,
	2008		2007
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Held for sale	$—	0.00%	$—	0.00%
Collateral for CMO	5,913	7.14%	8,895	6.57%
Agency MBS	12,053	5.77%	107,083	5.72%
Subordinate MBS	72,257	22.08%	148,989	12.42%
Other subordinate security	1,491	24.99%	2,766	13.38%

	91,714	19.02%	267,733	9.56%

Investment portfolio liabilities:
CMO borrowing	3,683	5.48%	6,351	6.52%
Repurchase Agreements on:
Collateral for CMO	269	5.20%	674	7.12%
Agency MBS	8,889	4.30%	98,991	5.35%
Subordinate MBS	84,931	21.33%	89,513	6.48%

	97,772	19.14%	195,529	5.89%

Net investment portfolio assets	$(6,058)		$72,204

Net interest spread		N/M *		3.64%

Yield on net portfolio assets (1)		N/M *		19.42%

*	- Amount is excluded as it is not meaningful.

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.
     The yield on net portfolio assets resulted in a net loss for the three and six months ended June 30, 2008 compared to the same periods in 2007. This decrease in yield is the result of the higher borrowing costs associated with the Repurchase Transaction after August 10, 2007 and the significant decrease in the average balances due to impairments of the Subordinate MBS.

     Average net investment portfolio assets decreased to $73.4 million and $91.7 million for the three and six months ended June 30, 2008, respectively, compared to the balances for the same periods in 2007 of $259.9 million and $267.7 million, respectively. These decreases are due to the significant reductions in estimated market value of our Subordinate MBS portfolio recorded during the year ended December 31, 2007 and the significant reduction in the size of our Agency portfolio.
     Mortgage Loans
     The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average asset balance	$5,705	$8,172	$5,913	$8,895
Average CMO borrowing balance	3,520	5,662	3,683	6,351
Average balance — Repurchase Agreements	48	663	269	674

Net investment	2,137	1,847	1,961	1,870
Average leverage ratio	62.54%	77.40%	66.84%	78.98%
Effective interest income rate	7.02%	5.92%	7.14%	6.57%
Effective interest expense rate — CMO borrowing	3.95%	5.72%	5.48%	6.52%
Effective interest expense rate — Repurchase Agreements	4.17%	7.24%	5.20%	7.12%

Net interest spread	3.06%	0.04%	1.67%	(0.01)%
Interest income	$100	$121	$211	$292
Interest expense — CMO borrowing	34	81	101	207
Interest expense — Repurchase Agreements	1	12	7	24

Net interest income	$65	$28	$103	$61

Yield	12.13%	6.06%	10.50%	6.52%

     Our Mortgage Loan portfolio net interest income for the three and six months ended June 30, 2008 was lower compared to the same periods in 2007 due to the reduction in the size of this portfolio.
     Subordinate MBS
     The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average asset balance	$61,922	$144,072	$72,257	$148,989
Average balance — Repurchase Agreements	84,931	88,090	84,931	89,513

Net investment	(23,009)	55,982	(12,674)	59,476
Average leverage ratio	137.16%	61.14%	117.54%	60.08%
Effective interest income rate	22.18%	12.77%	22.08%	12.42%
Effective interest expense rate — Repurchase Agreements	20.36%	6.50%	21.33%	6.48%

Net interest spread	1.82%	6.27%	0.75%	5.94%
Interest income	$3,434	$4,601	$7,976	$9,252
Interest expense — Repurchase Agreements	4,322	1,432	9,056	2,900

Net interest income (loss)	$(888)	$3,169	$(1,080)	$6,352

Yield	N/M *	22.64%	N/M *	21.36%

*	- Amount is excluded as it is not meaningful.
     The Subordinate MBS portfolio’s net interest income and net income spread for the three and six months ended June 30, 2008, decreased from the same periods in 2007 due to an increase in the interest expense associated with the fixed-term financing facility established in August 2007 and the significant decrease in the average balances due to impairments of the Subordinate MBS.

     Agency MBS
     The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average asset balance	$4,247	$104,897	$12,053	$107,083
Average balance — Repurchase Agreements	—	97,446	8,889	98,991

Net investment	4,247	7,451	3,164	8,092
Average leverage ratio	0.00%	92.90%	73.75%	92.44%
Effective interest income rate	5.67%	5.73%	5.77%	5.72%
Effective interest expense rate — Repurchase Agreements	0.00%	5.38%	4.30%	5.35%

Net interest spread	5.67%	0.35%	1.47%	0.37%
Interest income	$60	$1,502	$348	$3,062
Interest expense — Repurchase Agreements	—	1,310	191	2,649

Net interest income	$60	$192	$157	$413

Yield	5.67%	10.31%	9.92%	10.21%

     The Agency MBS portfolio’s net interest income decreased for the three and six months ended June 30, 2008, from the same periods in 2007 primarily due to the reduction in the size of this portfolio.
     We attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially offset by gains or losses from forward sales of like coupon Agency MBS. As of June 30, 2008, we had no hedged securities.
     The table below reflects the net economic impact of our Agency MBS portfolio for the six months ended June 30, 2008 (dollars in thousands):

Net interest income	$157
Loss on mark to market of mortgage assets	(381)
Gains on sale	479
Other loss (forward sales)	(98)

Total	$157

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

Taxable Income
     Taxable income (loss) for the six months ended June 30, 2008, is approximately $(6,108,000). Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income). The following table reconciles net income (loss) to estimated taxable income (loss) for the six months ended June 30, 2008 (dollars in thousands):

Net income (loss)	$(46,309)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments and permanent impairments	40,537
Sale of mortgage securities	(27)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes — net	132
Interest income and expense adjustments for the sale of securities to Ramius	1,097
Reversal of accrued expenses not deductible for tax	(1,618)
Other	230

Estimated taxable income (loss)	$(6,108)

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
Liquidity and Capital Resources
     Traditional cash flow analysis may not be applicable for us as we have traditionally had significant cash flow variability due to our investment activities. Historically, our primary non-discretionary cash uses are our operating costs, interest payments on our repurchase agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. For the six months ended June 30, 2008, our primary non-discretionary cash uses were for our operating costs, payment of interest under the Repurchase Transaction and, to a lesser extent, pay-down of CMO debt. As a REIT, we are required to pay dividends equal to 90% of our taxable income.
Uncertainty Regarding Ability to Continue as a Going Concern
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $46.3 million and $80 million for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cash flow positive. Effective August 9, 2008, we surrendered our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under our Repurchase Agreement with Ramius. See Note 14 to our Consolidated Financial Statements for additional information.
     We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the June 30, 2008 and July 30, 2008 interest payment dates. We can defer the interest for one additional quarter on each of these instruments. However, we are required to pay all deferred interest on December 31, 2008 and January 31, 2009. If we continue to defer the interest payments through 2008, we will be required to pay approximately $4.5 million of interest in the aggregate on December 31, 2008 and January 31, 2009 and we do not anticipate having sufficient funds to pay this obligation without an additional source of capital. Even if we are able to renegotiate the forgiveness or continued deferral of these payments, our projected cash and liquidity balances will be eliminated by approximately March 2009. Additional sources of capital are required for us to generate positive cash flows and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents and Lines of Credit
     Our cash and cash equivalents, as of June 30, 2008 decreased by $4.7 million from December 31, 2007. This decrease is due to the purchase of approximately $4.2 million of Agency MBS during March 2008 and negative cash flows from our operations. These decreases are partially offset by the sale of approximately $30.0 million of our Agency MBS and the repayment of approximately $29.6 million of related repurchase agreements during the six months ended June 30, 2008.
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
     We had a committed line of credit with a lending institution for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, we were required to maintain certain financial covenants. As of December 31, 2007, we were in violation of certain of these covenants. In March 2008, without declaring an event of default, we verbally agreed with the lender to repay the outstanding principal balance on the line of approximately $480,000. The balance was paid on April 10, 2008.
     We have no current commitments for any material capital expenditures. We have primarily invested our available capital in our investment portfolio, but currently are preserving cash while we seek additional capital or alternatives for the future. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.
Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to $125 million warehousing facility. The warehousing facility was established to enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. Prior to December 31, 2007, we sold five investment grade securities into the warehousing facility with total sales proceeds of $5.7 million. Due to the turmoil in the mortgage industry in 2007 and the lack of excess funds available to us, we determined it was doubtful we could successfully issue the collateralized debt obligation in the short-term. We determined we may be liable for any losses incurred by the counterparty in connection with the closing of the warehousing facility and selling these securities and, therefore, recorded a reserve in 2007 in the amount of $1.6 million for the potential cost of closing this facility.
     In the first quarter of 2008, we were notified by the counterparty of their intention to terminate the warehouse facility at no cost to us. As a result, we reversed the entire $1.6 million reserve for the estimated potential cost of closing this facility.
     Our interest rate caps are used to economically hedge the changes in interest rates of our borrowings that have traditionally been floating rates. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, our principal borrowing, the cap is no longer relevant as the notional amount of the interest rate caps exceeds the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to their fair market value, which is below $1,000 as of June 30, 2008.
     As of June 30, 2008, we retained the credit risk on $2,556,000 of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

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
     Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past year, the domestic residential housing market has experienced significant weakness in certain geographic areas due to a combination of weak local economic conditions, excess housing inventory, rising interest rates and tightened mortgage lending standards. We invest in securities collateralized by prime residential mortgage loans. This sector of the market represents the best quality credits and lower loan to value ratios. However, prime mortgages are still vulnerable to economic stresses. Should housing prices remain depressed and expand to other geographic areas we would expect delinquencies and credit losses to increase.
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
     Mortgage Loan Portfolio
     We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with all of our portfolios, due diligence and ongoing surveillance is performed. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on at least a quarterly basis.
     Losses allocated to our retained subordinate bonds for the CMO for the six months ended June 30, 2008 and 2007 were nominal as the CMO has seasoned and is less than 10% of its original issued amount. The loan loss allowance as of June 30, 2008, totaled $ 139,000.
     Subordinate MBS Portfolio
     We have leveraged credit risk in our Subordinate MBS portfolio through investments in the non-investment grade classes of securities, which are collateralized by high-quality jumbo residential mortgage loans. These classes are the first to be impacted by losses on the underlying mortgage loans as their par values are written down by losses before higher-rated classes. Effectively, we are the guarantor of the higher-rated bonds, to the extent of the carrying value on the Subordinate MBS portfolio. On occasion, we have purchased subordinate bonds without owning the corresponding lower-rated class(es).

     The securities in our Subordinate MBS portfolio were purchased with a significant purchase discount, which has an implicit loss component. Generally, to the extent any losses incurred, are less than the implicit loss in the purchase discount, the credit losses will not have a significant impact on our operating results or the carrying value of the securities. However, any credit losses could have an impact on the overall cash flow projections for the securities and reduce the overall income potential of the securities.
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
     During the six months ended June 30, 2008 and the year-ended December 31, 2007, credit spreads on subordinate bonds collateralized by prime-quality mortgage loans significantly widened depending on the bond’s credit rating. Significant credit spread widening occurred during the third and fourth quarter of 2007 and continued to widen in the first two quarters of 2008.
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
     A direct effect of this credit spread widening was a substantial contraction in both the cost and availability of financing for all non-Agency mortgage-backed securities, including subordinate bonds collateralized by prime-quality mortgage loans. As of June 30, 2008 credit spreads for subordinate bonds collateralized by prime-quality mortgage loans were at the widest levels experienced since we began investing in this sector in the first half of 1999.
     The following table shows the credit performance of the principal balance of underlying collateral of our Subordinate MBS portfolio:
Subordinate MBS Portfolio Credit Performance
(dollars in thousands)

	June 30, 2008				December 31, 2007
	Principal		# of		Principal		# of
	Balance	%	Loans	%	Balance	%	Loans	%
Current	$35,814,577	97.53%	68,991	97.47%	$38,393,269	98.62%	72,850	98.54%
30-59 days delinquent	311,157	0.85%	590	0.83%	248,471	0.64%	478	0.64%
60-89 days delinquent	132,388	0.36%	265	0.38%	72,633	0.19%	154	0.21%
90+ days delinquent	154,288	0.42%	308	0.44%	73,242	0.19%	146	0.20%
Foreclosure	238,535	0.65%	461	0.65%	110,012	0.28%	227	0.31%
Real Estate Owned	70,716	0.19%	165	0.23%	31,886	0.08%	73	0.10%
     We had losses of approximately $6,775,000 and $114,000 allocated to our Subordinate MBS portfolio for the six months ended June 30, 2008 and 2007, respectively, excluding approximately $222,000 of losses incurred in September 2006 and reversed in January 2007.

     Agency MBS Portfolio
     The securities held in our Agency MBS portfolio are guaranteed by Fannie Mae or Freddie Mac. As these are United States government-sponsored entities, we deem it unnecessary to take credit reserves on these securities.
Interest Rate Risk (Excluding the Impact on Market Price)
     To the extent that our investments are financed with liabilities that re-price with different frequencies or benchmark indices, we are exposed to volatility in our net interest income. In general, we protect the interest rate spread on all of our investments through interest rate caps that are indexed to one-month LIBOR.
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
     Subordinate MBS Portfolio
     Our Subordinate MBS portfolio is currently funded with a fixed-rate and fixed term Repurchase Agreement through August 9, 2008, which has eliminated variability in our interest expense. To the extent we were to enter into new repurchase agreements they typically re-price monthly at a rate equal to one-month LIBOR plus an interest rate margin for a subordinate security that is not also re-pricing on a monthly basis to one-month LIBOR and there is the potential for variability in our net interest income. Effective August 9, 2008, we surrendered to Ramius our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement. See Note 14 to our Consolidated Financial Statements for additional information.
     Agency MBS Portfolio
     Our Agency MBS trading portfolio consists of fixed-rate bonds, which historically were financed under one-month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have also historically entered into forward commitments to sell a similar amount of to be announced Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools. We do not have any financing or forward sales commitments outstanding as of June 30, 2008 given the limited size of the portfolio.
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

     We manage the market value risk through management of the other market risks described above and analysis of other asset specific attributes. We selectively sell assets that do not meet our risk management guidelines and/or performance requirements. We manage the risk of increased financing margin requirements by maintaining a liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements, if any, if the value of our assets decline.
     Mortgage Loan Portfolio
     A portion of our Mortgage Loan portfolio is term financed via CMO borrowings and, therefore, changes in the market value of that portion of the Mortgage Loan portfolio cannot trigger margin requirements. Mortgage loans that are securitized in a CMO are classified as collateral for CMOs. Mortgage loans that are designated as held for sale are reported at the lower of cost or market, with unrealized losses reported as a charge to earnings in the current period. Mortgage loans designated as held for investment and CMO collateral are reported at amortized cost, net of allowance for loan losses, if any. Therefore, only changes in market value that are deemed permanent impairments would be charged to income. There was one bond from the 2000-A securitization that was financed via a $0.5 million repurchase agreement outstanding during the first quarter of 2008. This financing balance was paid on April 10, 2008.
     Subordinate MBS Portfolio
     Securities in our Subordinate MBS portfolio are generally classified as available for sale and, therefore, changes in the market value are reported as a component of accumulated other comprehensive income. Any losses deemed other-than-temporary are charged to income through impairment expense. For the six months June 30, 2008, the estimated fair value of this portfolio has declined significantly below the contractual repayment amount of the related financing. See “Critical Accounting Estimates” in item 2 for further information.
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
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     See the risk factors as previously disclosed in our Form 10-K, as filed with the SEC on April 2, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 22, 2008. 8,658,502 shares of our common stock were outstanding as of the record date of March 31, 2008 and entitled to vote at the annual meeting, and 7,774,301 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting.
(a)	The following members were re-elected to the Board of Directors

Term Expiring in 2011	Votes For	Votes Withheld
Irma N. Tavares	5,984,717	1,759,584
James F. Stone	6,035,635	1,708,666
     The three other members of the Board of Directors will continue in office after the annual meeting for the following terms:
Terms expiring in 2009: John A. Burchett and John A. Clymer
Term expiring in 2010: John N. Rees
(b)	The appointment of Grant Thornton, LLP as independent accountants to audit and report on our financial statements for fiscal year 2008 was ratified by stockholders with the following vote:

Votes For	Against	Abstain
7,439,539	224,053	80,708
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

Dated: August 14, 2008

By:	/s/ HAROLD F. MCELRAFT
Harold F. McElraft
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit	Description
2.1(7)	Stock Purchase Agreement dated as of July 1, 2002 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

3.1(8)	Amended Articles of Incorporation of Registrant, as amended

3.2.1(31)	Amended and Restated By-Laws of Registrant

4.1(1)	Specimen Common Stock Certificate of Registrant

4.2(15)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3(15)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4(15)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5(15)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6(19)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7(19)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8(19)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9(19)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

10.3(1)	Registration Rights Agreement dated as of September 19, 1997 by and between Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.5(1)	Agreement and Plan of Recapitalization dated as of September 8, 1997 by and between Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.6(1)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.7(1)	1997 Executive and Non-Employee Director Stock Option Plan

10.7.1(3)	1999 Equity Incentive Plan

10.8.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

Exhibit	Description
10.8.2(32)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007

10.9.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.9.2(32)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007

10.10.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.10.2(25)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.

10.11.1(7)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.11.2.(25)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

10.11.2(6)	Employment Agreement dated as of January 1, 2000 by and between Registrant and Thomas P. Kaplan

10.11.3(9)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.11.4(10)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.11.5(10)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.12(16)	Employment Agreement dated as of April 14, 2005 by and between Registrant and Harold F. McElraft

10.12.1(32)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007

10.12.2(32)	Retention Agreement of James C. Strickler dated as of November 27, 2007

10.12.3(32)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007

10.12.1.1(34)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007

10.12.2.1(34)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007

10.12.3.1(34)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007

10.13(1)	Office Lease Agreement, dated as of March 1, 1994, by and between Metroplex Associates and Hanover Capital Mortgage Corporation, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.1(9)	Second Modification and Extension of Lease Agreement dated April 22, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.2(9)	Third Modification of Lease Agreement dated May 8, 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.3(9)	Fourth Modification of Lease Agreement dated November 2002 by and between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4(12)	Fifth Modification of Lease Agreement dated October 9, 2003 by and between Metroplex Associates and Hanover Capital Partners Ltd.

Exhibit	Description
10.13.5(18)	Sixth Modification of Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.13.6(19)	Seventh Modification of Lease Agreement dated December 16. 2005 by and between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14(3)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.1(12)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15(9)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.1(12)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.15.2(15)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16(10)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.17(18)	Office Lease Agreement dated August 3, 2005 by and between Metroplex Associates and HanoverTrade Inc.

10.25(1)	Contribution Agreement dated September 19, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.1(7)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.25.2(13)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 by and between Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.26(1)	Participation Agreement dated as of August 21, 1997 by and among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.27(1)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.29(2)	Management Agreement, dated as of January 1, 1998, by and between Registrant and Hanover Capital Partners Ltd.

10.30(3)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10.31(4)	Amended and Restated Master Loan and Security Agreement by and between Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.31.3(9)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.4(10)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

Exhibit	Description
10.31.5(12)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.6(18)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.7(18)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 by and among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.8(18)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 by and among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.9(19)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.

10.31.10(20)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among Registrant and Greenwich Capital Financial Products, Inc.

10.31.11(21)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.12(21)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.13(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.14(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.31.15(30)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, by and among the Registrant and Greenwich Capital Financial Products, Inc.

10.33(5)	Stockholder Protection Rights Agreement dated as of April 11, 2000 by and between Registrant and State Street Bank & Trust Company, as Rights Agent

10.33.1(7)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, by and among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

Exhibit	Description
10.33.2(7)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 by and between Registrant and EquiServe Trust Company, N.A.

10.34(6)	Asset Purchase Agreement, dated as of January 19, 2001 by and among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.35(9)	Amended and Restated Limited Liability Agreement as of November 21, 2002 by and among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1(14)	Indemnity Agreement by and between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2(14)	Indemnity Agreement by and between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3(14)	Indemnity Agreement by and between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4(14)	Indemnity Agreement by and between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6(14)	Indemnity Agreement by and between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.8(14)	Indemnity Agreement by and between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9(14)	Indemnity Agreement by and between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10(14)	Indemnity Agreement by and between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11(14)	Indemnity Agreement by and between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12(14)	Indemnity Agreement by and between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13(14)	Indemnity Agreement by and between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14(14)	Indemnity Agreement by and between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15(14)	Indemnity Agreement by and between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16(14)	Indemnity Agreement by and between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17(16)	Indemnity Agreement by and between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18(19)	Indemnity Agreement by and between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37(15)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.38(17)	Master Repurchase Agreement between Sovereign Bank, as Buyer, and Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10.38.2(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3(19)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

Exhibit	Description
10.38.4(20)	ISDA Master Agreement dated April 3, 2006, by and among Registrant and SMBC Derivative Products Limited

10.38.5(22)	Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.38.5.1(36)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, by and among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company.

10.38.6(23)	Warehouse Agreement between Merrill Lynch International and Hanover Capital Mortgage Holdings, Inc., dated as of August 28, 2006.

10.38.7(25)	Asset Purchase Agreement by and between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

10.38.8(28)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller, dated as of August 10, 2007

10.38.9(28)	Stock Purchase Agreement between RCG, Ltd. and Hanover Capital Mortgage Holdings, Inc., dated August 10, 2007.

10.38.9.1(33)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Hanover Capital Mortgage Holdings, Inc.

10.38.9.2(35)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Hanover Capital Mortgage Holdings, Inc. and RCG PB, Ltd.

10.38.10(29)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

10.38.11(30)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Hanover Capital Mortgage Holdings, Inc., as Seller.

31.1(37)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(37)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(38)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(2)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(3)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(4)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated herein by reference to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(6)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(7)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(11)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2004.

(12)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(13)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(14)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(15)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(16)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(17)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(18)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(19)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(20)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(21)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(22)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(24)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

(25)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(26)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(29)	Incorporated herein by reference to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(30)	Incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.

(31)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(32)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(33)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(34)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(35)	Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(36)	Incorporated herein by reference to Registrant’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 2, 2008.

(37)	Filed herewith

(38)	Furnished herewith.