Form 10-Q
period 2008-09-30
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2008-11-14
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The registrant had 8,654,562 shares of common stock outstanding as of November 10, 2008.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.
FORM 10-Q
For the Nine Months Ended September 30, 2008

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and cash equivalents	$642	$7,257
Accrued interest receivable	82	1,241
Mortgage Loans
Collateral for CMOs	5,085	6,182
Mortgage Securities
Trading ($1,092 and $30,045, pledged respectively, at period ended)	5,274	30,045
Available for sale (all pledged under a single Repurchase Agreement)	—	82,695
Other subordinate security, available for sale	1,541	1,477
Equity investments in unconsolidated affiliates	175	1,509
Other assets	1,440	4,782

	$14,239	$135,188

Liabilities
Repurchase Agreements (secured with Mortgage Securities)	$—	$108,854
Note Payable (collateralized with Mortgage Securities classified as trading)	1,100	—
Collateralized mortgage obligations (CMOs)	3,143	4,035
Accounts payable, accrued expenses and other liabilities	2,059	5,954
Obligation assumed under assignment of lease in default by subtenant	993	—
Deferred interest payable on liability to subsidiary trusts	3,606	755
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	52,140	160,837

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,654,562 and 8,658,562 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	86	86
Additional paid-in capital	102,970	102,939
Cumulative earnings (deficit)	(83,572)	(71,289)
Cumulative distributions	(57,385)	(57,385)

	(37,901)	(25,649)

	$14,239	$135,188

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Interest income	$1,565	$6,194	$10,334	$19,314
Interest expense	2,861	5,246	14,096	12,853

	(1,296)	948	(3,762)	6,461
Loan loss provision	—	—	—	—

Net interest income	(1,296)	948	(3,762)	6,461
Net gain realized on surrender of Subordinate MBS	40,929	—	40,929	—
Gain (loss) on sale of mortgage assets	(19)	(997)	460	(803)
Loss on mark to market of mortgage assets	(6)	(28,701)	(40,543)	(43,325)
Gain (loss) on freestanding derivatives	—	(633)	(98)	1,668
Technology	67	230	325	946
Loan brokering and advisory services	13	—	35	157
Other income (loss)	65	(273)	1,691	(381)

Total revenues	39,753	(29,426)	(963)	(35,277)

Expenses
Personnel	957	869	3,140	2,998
Legal and professional	1,021	410	1,814	1,368
Impairment of investments in unconsolidated affiliates	1,064	—	1,064	—
Lease obligation assumed from defaulting subtenant	993	—	993	—
General and administrative	715	256	1,069	1,276
Depreciation and amortization	608	154	1,028	461
Occupancy	82	80	248	233
Technology	11	104	148	413
Financing	—	256	896	558
Insurance and other	305	195	1,005	493

Total expenses	5,756	2,324	11,405	7,800

Operating income (loss)	33,997	(31,750)	(12,368)	(43,077)
Equity in income of unconsolidated affiliates	29	27	85	82

Income (loss) from continuing operations before income tax provision	34,026	(31,723)	(12,283)	(42,995)
Income tax provision	—	—	—	—

Income (loss) from continuing operations	34,026	(31,723)	(12,283)	(42,995)

Discontinued Operations
Income (loss) from discontinued operations before gain on sale and income tax provision	—	5	—	(623)
Gain on sale of discontinued operations	—	—	—	1,346
Income tax provision from discontinued operations	—	—	—	—

Income from discontinued operations	—	5	—	723

Net Income (loss)	$34,026	$(31,718)	$(12,283)	$(42,272)

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$3.94	$(3.83)	$(1.42)	$(5.28)
Income from discontinued operations	0.00	0.00	0.00	0.09

Net income (loss) per common share — Basic	$3.94	$(3.83)	$(1.42)	$(5.19)

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$3.94	$(3.83)	$(1.42)	$(5.28)
Income from discontinued operations	0.00	0.00	0.00	0.09

Net income (loss) per common share — Diluted	$3.94	$(3.83)	$(1.42)	$(5.19)

Weighed average shares outstanding — Basic	8,635,988	8,283,536	8,633,759	8,142,470
Weighed average shares outstanding — Diluted	8,635,988	8,283,536	8,633,759	8,142,470
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (loss)	$34,026	$(31,718)	$(12,283)	$(42,272)
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized loss on mortgage securities classified as available-for-sale	—	(30,452)	(40,156)	(43,952)
Reclassification adjustment for net loss included in net income	—	—	—	(384)
Reclassification adjustment for impairment expense included in net income	—	30,154	40,156	41,959

Other comprehensive income (loss)	—	(298)	—	(2,377)

Comprehensive income (loss)	$34,026	$(32,016)	$(12,283)	$(44,649)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional	Cumulative		Other
	Common Stock		Paid-In	Earnings	Cumulative	Comprehensive
	Shares	Amount	Capital	(Deficit)	Distributions	Income	Total
Balance, December 31, 2007	8,658,562	$86	$102,939	$(71,289)	$(57,385)	$—	$(25,649)
Amortization of deferred stock grant to key employees	—	—	31	—	—	—	31
Forfeiture of unvested restricted stock	(4,000)	—	(1)	—	—	—	(1)
Stock option issued to director	—	—	1	—	—	—	1
Net income (loss)	—	—	—	(12,283)	—	—	(12,283)
Other comprehensive income (loss)	—	—	—	—	—	—	—

Balance, September 30, 2008	8,654,562	$86	$102,970	$(83,572)	$(57,385)	$—	$(37,901)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Income (loss) from continuing operations	$(12,283)	$(42,995)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,028	461
Stock-based compensation	31	39
Loss recognized from mark to market of mortgage assets	40,543	43,325
Accretion of debt discount and deferred financing costs to interest expense	4,993	1,347
Accretion of net discount to interest income	(2,101)	(5,327)
Undistributed earnings of unconsolidated affiliates — net	(86)	(82)
(Gain) loss on sale of mortgage assets	(460)	803
Net gain realized on surrender of Subordinated MBS to Ramius	(40,929)	—
Loss on disposition of real estate owned	—	72
(Gain) on loans paid in full	(38)	(86)
Purchase of mortgage securities classified as trading	(5,854)	(30,187)
Principal collections on mortgage securities classified as trading	253	9,247
Proceeds from sale of mortgage securities classified as trading	30,438	94,216
Loss on impairment of investments in unconsolidated affiliates	1,064	—
Decrease in accrued interest receivable	1,159	401
Decrease (increase) in other assets	986	(375)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,305	(387)

Net cash provided by operating activities of continuing operations	22,049	70,472

Net cash provided by operating activities of discontinued operations	—	1,117

Investing Activities
Purchase of mortgage securities classified as available for sale	—	(10,713)
Principal collections on mortgage securities classified as available for sale	—	1,149
Principal collections on mortgage securities classified as held to maturity	—	980
Principal collections on CMO collateral	1,154	3,245
Proceeds from sale of mortgage securities classified as available for sale	—	11,398
Proceeds from sale of mortgage securities classified as held to maturity	—	5,129
Proceeds from disposition of real estate owned	—	623

Net cash provided by investing activities of continuing operations	1,154	11,811

Proceeds from the sale of HCP	—	1,375

Financing Activities
Decrease in borrowings by repurchase agreements	(28,926)	(163,872)
Increase in borrowings using fixed-term financing	—	80,932
Payment on CMOs	(892)	(3,015)
Payment of debt issuance costs	—	(778)
Payment of dividends	—	(2,448)
Repurchase of common stock	—	(960)

Net cash used in financing activities of continuing operations	(29,818)	(90,141)

Net Decrease in Cash and Cash Equivalents	(6,615)	(5,366)
Cash and cash equivalents at beginning of period	7,257	13,982

Cash and Cash Equivalents at end of period	$642	$8,616

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Hanover Capital Mortgage Holdings, Inc. (the “Company”) is a specialty finance company whose principal business has historically been to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis, avoiding investments in sub-prime and Alt-A loans and securities collateralized by sub-prime or Alt-A loans. The Company leveraged its purchases of mortgage securities with borrowings obtained primarily through the use of sales with agreements to repurchase the securities (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis, however, for the majority of the Company’s investments, subordinate mortgage backed securities (“Subordinate MBS”), the Repurchase Agreements were refinanced in August 2007, under a single Repurchase Agreement for a one-year fixed term basis that expired in August 2008. The Company conducts its operations as a real estate investment trust, or REIT for Federal income tax purposes under the Internal Revenue Code of 1986, as amended. The Company has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). References to “we” or the “Company”, mean Hanover Capital Mortgage Holdings, Inc., together with its consolidated subsidiaries.
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, the Company incurred a significant loss of liquidity over a short period of time. As the stresses have continued through 2008 in the financial markets and the economy, the Company has experienced a net loss of approximately $12.3 million for the nine months ended September 30, 2008 in addition to the loss of $80.0 million for the year ended December 31, 2007. The Company’s current operations are not cash flow positive. Additional sources of capital are required for the Company to generate positive cash flow and continue operations beyond 2008. These events have raised substantial doubt about the Company’s ability to continue as a going concern.
     In order to preserve liquidity while exploring opportunities and alternatives for the future, the Company took the following actions:
•	In August 2007, the Company converted its short-term revolving financing for its primary portfolio of Subordinate MBS to a fixed-term financing agreement that expired on August 9, 2008. This allowed the Company to maintain the Subordinate MBS portfolio intact while alternatives and additional capital were evaluated. On August 9, 2008, the Company elected, under the borrowing facility, to surrender to the lender its entire portfolio of Subordinate MBS in satisfaction of its outstanding obligation. See Note 8 to Consolidated Financial Statements for additional information.

•	In August 2007, the Company significantly reduced the short-term revolving financing for its other portfolios.

•	Through June 30, 2008, the Company successfully repaid and terminated all short-term revolving financing without any events of default. The Company repaid substantially all short-term revolving financing on one of its uncommitted lines of credit through the sale of the assets securing the credit. In April 2008, the Company paid all of the outstanding balance of approximately $480,000 remaining on its $20 million committed line of credit. The Company’s $200 million committed line of credit was voluntarily and mutually terminated with the lender without an event of default.

•	The Company has, since early 2008, sought to raise capital and/or find other alternatives for the future and engaged a financial advisor for this purpose.

•	The Company deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. The Company has now deferred interest payments for four consecutive quarters, as allowed under each of these instruments, and can defer no more interest payments. Under the terms of these instruments, the Company will be required to pay all deferred interest on December 31, 2008 and January 31, 2009, respectively, of approximately $4.8 million in the aggregate, however, the Company does not anticipate having sufficient funds to pay this obligation without an additional source of capital or a restructure of the indebtedness. In connection with the Company’s contemplated merger, discussed below, on September 30, 2008, the Company entered into an exchange agreement, with each of the holders of the Company’s outstanding preferred securities; an exchange agreement (the “Taberna Exchange Agreement”) with Taberna Preferred Funding I, Ltd. (“Taberna”) and an exchange agreement (the “Amster Exchange Agreement” and together with the Taberna Exchange Agreement, the “Exchange Agreements”) with

Amster Trading Company and Ramat Securities, LTD (together the “Amster Parties”), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties. See Notes 11 and 14 to the Consolidated Financial Statements for additional information.
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
     Contemplated Merger
     On September 30, 2008, the Company entered into an Agreement and Plan of Merger, which was amended and restated on October 28, 2008 (as amended and restated, the “Merger Agreement”) with Walter Industries, Inc. (“Walter”) a Delaware limited liability company, and JWH Holding Company, LLC (“Spinco”), a Delaware limited liability company that is a direct, wholly-owned subsidiary of Walter. The Board of Directors of Hanover unanimously approved the merger, on the terms and conditions set forth in the Merger Agreement. The Merger Agreement provides that in connection with the merger the surviving corporation will be renamed “Walter Investment Management Corporation.” The merger is expected to be completed early in 2009. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Walter or the Company, as the case may be, could be required to pay to the other party a termination fee in the amount of $3 million or $2 million, respectively.
     Pursuant to the merger and subject to certain adjustments, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own approximately 98.5%, and the Company’s stockholders will collectively own approximately 1.5% of the shares of common stock of the surviving corporation outstanding or reserved for issuance in settlement of restricted stock units of the surviving corporation. In the merger, every 50 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of the Company’s common stock and each other outstanding incentive award denominated in or related to the Company’s common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable.
     American Stock Exchange Notice
     On April 8, 2008, the Company received notice from the American Stock Exchange, now known as NYSE Alternext (“Amex” or “Exchange”) Staff indicating that, after reviewing its Form 10-K for the fiscal year ended December 31, 2007, as well as discussions with the Company, the Company did not meet certain of the Exchange’s continued listing standards. Specifically, the notice provides that the Company was not in compliance with (1) Section 1003(a)(i) of the Amex Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years, and (2) Section 1003(a)(iv) of the Amex Company Guide in that the Company has sustained losses which are so substantial in relation to its overall operations or existing financial resources, or its financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.
     The Company was afforded the opportunity to submit a plan of compliance and, on May 8, 2008, submitted a plan to the Exchange. The Exchange did not, at that time, accept the Company’s plan, and the Company appealed to the Listing Qualifications Panel, with a scheduled hearing date of August 26, 2008. In support of its position prior to the hearing, the Company submitted to the Exchange, certain supplemental materials in advance of such hearing date. Based on those supplemental materials, the Exchange notified the Company on August 25, 2008 that it was canceling the hearing and granting the Company an extension to regain compliance with the continued listing standards.
     On September 5, 2008, the Company was notified by the Exchange that the Company had been granted an extension until December 31, 2008 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Amex Company Guide and until October 8, 2009 to regain compliance with the continued listing standards of Section 1003(a)(i) of the Amex Company Guide.

     The Company is subject to periodic reviews by the Exchange staff during the extension period. Failure to make progress consistent with the plan and to achieve certain milestones, or to regain compliance with the continued listing standards by the end of the extension period could result in the Company’s stock being de-listed from the Exchange.
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
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
     SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statement of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have an election policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made this election for any financial assets or liabilities as of September 30, 2008.
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
     In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement is effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The Company does not believe the adoption will have a significant impact on its consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.
     On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value When the Market for That Asset Is Not Active.” This pronouncement clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. The pronouncement applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Disclosures
     The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.
     The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (dollars in thousands):

	September 30, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Trading securities — non-mortgage assets	$9	$—	$—	$9
Trading securities — Agency MBS	—	5,274	—	5,274
Available for sale securities — Subordinate MBS	—	—	—	—
Available for sale securities — Other subordinate securities	—	—	1,541	1,541

Total	$9	$5,274	$1,541	$6,824

Total assets valued by Level 3 methods are approximately 10% of the Company’s total assets as of September 30, 2008.
Changes in fair value reported in the Consolidated Statement of Operations for assets measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	For the nine months ended September 30, 2008
			Mark to
	Accreted		Market Gain
	Interest Income	Other	(Loss)	Total
Trading securities — non-mortgage assets	$—	$—	$—	$—
Trading securities — Agency MBS	(7)	—	(387)	(394)
Available for sale securities — Subordinate MBS	2,030	—	(40,156)	(38,126)
Available for sale securities — Other subordinate securities	64	—	—	64

Total	$2,087	$—	$(40,543)	$(38,456)

     Changes in carrying values for Level 3 financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	As of and for the three months ended September 30, 2008
	Assets
	Subordinate	Other subordinate
	MBS	securities	Total
Beginning balance — July 1, 2008	$43,508	$1,510	$45,018
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	43,508	1,510	45,018
Total gains (losses):
Included in net income (or changes in net assets)	—	31	31
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(231)	—	(231)
Balance upon surrender of securities in settlement of indebtedness on August 9, 2008	(43,277)	—	(43,277)
Transfer into or out of Level 3 category	—	—	—

	$—	$1,541	$1,541

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$31	$31

	As of and for the nine months ended September 30, 2008
	Assets
	Subordinate	Other subordinate
	MBS	securities	Total
Beginning balance — January 1, 2008	$82,695	$1,477	$84,172
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	82,695	1,477	84,172
Total gains (losses):
Included in net income (or changes in net assets)	(38,126)	64	(38,062)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(1,292)	—	(1,292)
Balance upon surrender of securities in settlement of indebtedness on August 9, 2008	(43,277)	—	(43,277)
Transfer into or out of Level 3 category	—	—	—

	$—	$1,541	$1,541

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$64	$64

     The estimated fair value of all of the Company’s assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$642	$642	$7,257	$7,257
Accrued interest receivable	82	82	1,241	1,241
Mortgage loans:
Collateral for CMOs	5,085	4,831	6,182	6,118
Mortgage securities
Trading (1)	5,274	5,274	30,045	30,045
Available for sale (1)	—	—	82,695	82,695
Other subordinate security, available for sale (1)	1,541	1,541	1,477	1,477
Restricted cash	490	490	480	480
Equity investment in unconsolidated affiliates	175	—	1,509	—
Deferred financing costs	178	—	2,105	—
Prepaid expenses and other assets (2)	772	772	2,197	2,197

Total assets	$14,239	$13,632	$135,188	$131,510

Liabilities:
Repurchase agreements — revolving term	$—	$—	$28,926	$28,926
Repurchase agreements — fixed term	—	—	79,928	79,279
Note payable	1,100	1,100	—	—
CMO borrowing	3,143	2,986	4,035	3,916
Accounts payable, accrued expenses and other liabilities	2,059	2,059	5,954	5,954
Obligation assumed under guarantee of lease in default by subtenant	993	958	—	—
Deferred interest payable on liability to subsidiary trusts	3,606	—	755	755
Liability to subsidiary trusts	41,239	5,650	41,239	5,731

Total liabilities	52,140	12,753	160,837	124,561

Net equity	(37,901)	879	(25,649)	6,949

Total liabilities and net equity	$14,239	$13,632	$135,188	$131,510

1)	The total amount of these assets or liabilities is measured in the consolidated financial statements at fair value on a recurring basis.

2)	Approximately $9,000 and $15,000 of these assets as of September 30, 2008 and December 31, 2007, respectively, are measured in the consolidated financial statements at estimated fair value on a recurring basis.
     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, with estimated fair value shown in the above table for disclosure purposes only, the following methods and assumptions were used to estimate fair value:
     Cash and cash equivalents, accrued interest receivable, restricted cash, Repurchase Agreements-revolving term and accounts payable, note payable, accrued expenses and other liabilities — The fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature except for interest payable on subsidiary trusts liabilities as of September 30, 2008, as the preferred securities are valued based on the Exchange Agreements entered into with the holders thereof in connection with the merger that include interest payable.
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

     Obligation assumed under assignment of lease in default by subtenant — This liability represents the total of all rental payments remaining under the lease, and are discounted to a net present value assuming a discount rate of 4%, the approximate one-month LIBOR rate observed at September 30, 2008.
     Liability to subsidiary trusts — As of September 30, 2008, the fair value of these instruments is based upon Exchange Agreements with the holders of the preferred securities entered into in connection with the merger. (See Notes 11 and 14 to the Consolidated Financial Statements for additional information.) As of December 31, 2007, the fair value of these instruments is estimated on a discounted cash-flow model and comparison to select information for a sale of these securities between third parties in the fourth quarter of 2007. Significant valuation inputs are predominantly Level 3 inputs based upon the lack of comparable market information.
     Repurchase Agreements-fixed term — As of September 30, 2008, there were no outstanding Repurchase Agreements. As of December 31, 2007, the fair value of this debt instrument is determined through a discounted cash-flow model using the weighted average discount rate implicit in the estimated fair value of the Subordinate MBS portfolio at that date.
     Deferred financing costs — The fair value of these assets is estimated at zero as the related liabilities are reflected at fair value.
     Equity in unconsolidated affiliates — The fair value of these assets is estimated at zero. The investments in the trusts are 100% owned by the Company and the only assets of the trusts are the excesses of the debt issued by the Company over the debt issued by the trusts themselves. By presenting the liabilities to subsidiary trusts issuing preferred and capital securities at fair value, this represents that there are no assets in the subsidiary trusts with economic value for the investments.
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
     The components of the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007
Basis earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$34,026	$(31,723)	$(12,283)	$(42,995)
Weighted-average common shares outstanding (denominator)	8,635,988	8,283,536	8,633,759	8,142,470

Basic earnings (loss) per share	$3.94	$(3.83)	$(1.42)	$(5.28)

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$34,026	$(31,723)	$(12,283)	$(42,995)
Weighted-average common shares outstanding (denominator)	8,635,988	8,283,536	8,633,759	8,142,470
Add: Incremental common shares from assumed conversion of stock options	—	—	—	—
Add: Incremental common shares for restricted stock	—	—	—	—

Diluted weighted-average common shares outstanding (denominator)	8,635,988	8,283,536	8,633,759	8,142,470

Diluted (loss) earnings per share	$3.94	$(3.83)	$(1.42)	$(5.28)

     The calculation for diluted earnings per share for the three months ended September 30, 2008, does not include 93,295 potential shares from the assumed conversion of out-of-the-money stock options and restricted stock. The calculation for diluted earnings (loss) per share for the nine months September 30, 2008, does not include 98,379 potential shares that were anti-dilutive. The calculation for diluted earnings (loss) per share for the three and nine months ended September 30, 2007, does not include 213,522 and 230,464, respectively, of potential shares that were anti-dilutive.

5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	September 30, 2008			December 31, 2007
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$951	$4,359	$5,310	$1,260	$5,204	$6,464
Net (discount)	(18)	(82)	(100)	(22)	(92)	(114)
Loan loss allowance	(22)	(103)	(125)	(32)	(136)	(168)

Carrying value of mortgage loans	$911	$4,174	$5,085	$1,206	$4,976	$6,182

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$139	$198	$168	$274
Charge-offs	(3)	—	(5)	(4)
Mortgage loans paid in full	(11)	(14)	(38)	(86)

Balance, end of period	$125	$184	$125	$184

6. Mortgage and Other Subordinate Securities
Mortgage Securities Classified as Trading
(dollars in thousands)

	September 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$1,065	$4,139	$5,204	$29,556	$—	$29,556
Net premium	37	40	77	110	—	110

Amortized cost	1,102	4,179	5,281	29,666	—	29,666
Gross unrealized (loss) gain	(10)	3	(7)	379	—	379

Carrying value	$1,092	$4,182	$5,274	$30,045	$—	$30,045

Mortgage securities classified as trading are whole-pool Fannie Mae and Freddie Mac mortgage-backed securities and consist solely of fixed rate securities.

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	September 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$—	$—	$225,769	$—	$225,769
Net (discount) and valuation adjustment	—	—	—	(143,074)	—	(143,074)

Amortized cost	—	—	—	82,695	—	82,695
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$—	$—	$82,695	$—	$82,695

     As of December 31, 2007, the gross unrealized loss for the Subordinate MBS were considered to be other-than-temporary impairments. These declines were due primarily to increased loss expectations, a decline in prepayment rate assumptions and an increase in discount rates. The turmoil in the industry has been exceptional with much greater than the normal cyclical swings. As a result, any recovery in the markets and the level of recovery cannot be predicted.
     On August 9, 2008, the Company surrendered the pledged securities to settle the indebtedness which the securities collateralized. See Note 8 to Consolidated Financial Statements for additional information.
Other Subordinated Security Classified as Available for Sale
(dollars in thousands)

	September 30, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount) and valuation adjustment	—	(2,271)	(2,271)	—	(2,335)	(2,335)

Amortized cost	—	1,541	1,541	—	1,477	1,477
Gross unrealized gain	—	—	—	—	—	—
Gross unrealized loss	—	—	—	—	—	—

Carrying value	$—	$1,541	$1,541	$—	$1,477	$1,477

Other subordinated security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate, on which the manufactured housing is located, as additional collateral.
All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Fixed-Rate Agency Mortgage-Backed Securities	$5,274	$30,045	$—	$—
Fixed-Rate Subordinate Mortgage Backed Securities	—	—	—	20,185
Fixed-Rate Other Subordinate Security	—	—	1,541	1,477
Adjustable-Rate Subordinate Mortgage Backed Securities	—	—	—	62,510

	$5,274	$30,045	$1,541	$84,172

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	September 30,	December 31,
	2008	2007
Prepaid expenses and other assets	$1,262	$2,677
Deferred financing cost	178	2,105

	$1,440	$4,782

     Deferred financing costs of $.6 million associated with repurchase indebtedness at December 31, 2007, was amortized to the debt maturity of August 9, 2008. Deferred financing costs of $.7 million related to the Company’s liability to subsidiary trusts were removed from assets and charged to income during the three months ended September 30, 2008, because of the Company’s expected inability to pay the obligations when due. Additional deferred financing costs of $.6 million were charged to income as the related debt facilities were terminated prematurely by mutual agreement or payoff.
8. Repurchase Agreements and Note Payable
     Information pertaining to repurchase agreement lenders and the note payable is as follows (dollars in thousands):
Repurchase Agreements

	December 31,		September 30,	Carrying Value
	2007	Net	2008	of Underlying
Lender	Balance	Change	Balance	Collateral
Lender A	$—	$—	$—	$—
Lender B	500	(500)	—	—
Lender C	28,426	(28,426)	—	—
Lender D	79,928	(79,928)	—	—

Total repurchase agreements	$108,854	$(108,854)	$—	$—

Note payable	$—	$1,100	$1,100	$1,092

     Through August 2008, the weighted-average borrowing rate on the Company’s Repurchase Agreements for its Subordinate MBS portfolio was 21.11%.
     Lender A
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
     Lender B
     The Company had a committed line of credit with Lender B for up to $20 million. This facility was structured primarily for financing Subordinate MBS. As a condition of the facility, the Company was required to maintain certain financial covenants. As of December 31, 2007, the Company was in violation of certain of these covenants. In March 2008, without declaring an event of default, the Company verbally agreed with the lender to repay the total outstanding principal on the line of approximately $480,000 on the next roll date. The line of credit was paid in full on April 10, 2008.
     Lender C
     The Company had a thirty-day revolving repurchase agreement with Lender C in the amount of $28.4 million to finance agency securities classified as trading. This balance was paid in the first quarter of 2008, with the proceeds from the sale of the collateral, in order to reduce short term financing.

     Lender D
     On August 10, 2007, the Company entered into a Master Repurchase Agreement and related Annex I thereto (as amended on October 3, 2007 and November 13, 2007) with RCG PB, Ltd, an affiliate of Ramius Capital Group, LLC (Lender D), in connection with a repurchase transaction with respect to its portfolio of subordinate mortgage-backed securities (the “Repurchase Transaction”). The purchase price of the securities in the Repurchase Transaction was $80,932,928. The fixed term of the Repurchase Transaction was for (1) year, expiring on August 9, 2008, and contained no margin or call features. The Repurchase Transaction replaced substantially all of the Company’s then outstanding Repurchase Agreements, both committed and non-committed, which previously financed the Company’s subordinate mortgage-backed securities.
     Pursuant to the Repurchase Transaction, the Company paid interest monthly at the annual rate of approximately 12%. Other consideration included all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of the Company’s common stock (equal to approximately 7.4% of the Company’s then outstanding equity).
     Per the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default had occurred prior thereto, was an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to the Company since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date”, which is the second Business Day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000. If the Company did not pay the obligation, Ramius had the right to retain the pledged securities in settlement of the debt. However, there was no further recourse against the Company.
     On August 6, 2008, the Company notified Ramius of the Company’s election to pay, under the terms of the Repurchase Transaction, all of the Repurchase Price due to Ramius on August 9, 2008, in kind and not with cash. Accordingly, the Company surrendered to Ramius, effective August 9, 2008, its entire portfolio of subordinate mortgage-backed securities, which collateralized the debt, in satisfaction of its outstanding obligations under the Repurchase Agreement.
Summary of Ramius Debt Retirement on August 9, 2008
(dollars in thousands)

Carrying value of Subordinate MBS surrendered to Ramius, which approximates fair value	$43,277
Carrying value of net liability settled by surrender of Subordinate MBS:
Ramius Repurchase Agreement payable	84,931
Interest Receivable on Subordinate MBS — lost in surrender	(1,253)
Balance Sheet accounts — primarily unamortized estimated principal payments	528

Net liability settled by Surrender of Subordinate MBS	84,206

Net Gain Realized on Surrender of Subordinate MBS to Ramius	$40,929

     Note Payable
     On September 26, 2008 the Company entered into a loan and security agreement with Spinco (the “Loan and Security Agreement”). The Loan and Security Agreement enables the Company to borrow up to $5 million to purchase qualified assets. The securities purchased pursuant to the agreement are held in a collateral account securing the Company’s obligation to Spinco. This facility will allow the Company to acquire Agency MBS for maintenance of its compliance with certain exemptions under the Investment Company Act of 1940 (the “40 Act”). See Note 14 to Consolidated Financial Statements for additional information.
9. Derivative Instruments
     Interest rate caps have historically been used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.

     As of September 30, 2008, the fair value of the Company’s interest rate caps was below one-thousand dollars. The Company’s interest rate cap positions consist of two contracts. One with a notional amount of $40 million, a strike rate of 6.25%, indexed to the one-month LIBOR (London Interbank Offered Rate), and expires April 1, 2009. Another with a notional amount of $20 million, a strike rate of 6.00%, indexed to the one-month LIBOR, and expires November 17, 2008.
     Forward contracts are used to economically hedge the Company’s asset position in Agency MBS when risk is considered sufficiently substantial to warrant them. The Company had no forward sales contracts outstanding as of September 30, 2008.
Components of Income From Freestanding Derivatives
(dollars in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Mark to market and settlements on forward contracts	$—	$(625)	$(98)	$1,691
Mark to market on interest rate caps	—	(8)	—	(23)

Net gain on freestanding derivatives	$—	$(633)	$(98)	$1,668

10. Income Taxes
     Taxable income (loss) for the nine months ended September 30, 2008 is approximately $(87.9) million. Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income (loss) to estimated taxable income (loss) for the nine months ended September 30, 2008 (dollars in thousands):

Net income (loss)	$(12,283)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments	42,086
Sale of mortgage securities	(43)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes	68
Interest income and expense adjustments for the sale of securities to Ramius	(1,078)
Reversal of book gain on surrender/sale of securities to Ramius	(40,929)
Reversal of accrued expenses not deductible for tax	(1,618)
Other	801

Estimated taxable income (loss) before capital loss	(13,146)
Tax loss on sale/surrender of securities to Ramius — Capital Loss	(74,729)

Estimated taxable income (loss)	$(87,875)

11. Liability to Subsidiary Trusts Issuing Preferred Securities and Equity Investment in Subsidiary Trusts
     Liability to Subsidiary Trusts
     The Company issued trust preferred securities of trusts for which it owns all of the outstanding common stock. In exchange for the proceeds of the sale of trust securities, the Company issued junior subordinated debt to the trusts. The junior subordinated debt represents all of the trusts’ assets and the terms of the junior subordinated debt are substantially the same as the terms of the trust securities. The interest rate of the trust securities is fixed during the first five years.

     The following is a summary of trust preferred securities outstanding as of September 30, 2008:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of September 30, 2008	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
     The Company deferred the payment of interest on the HST-I junior subordinated notes for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively. The Company has now deferred the payment of interest for four consecutive quarters, with all deferred interest payments being due on December 31, 2008 subject to the Exchange Agreements described below.
     The Company deferred the payment of interest on the HST-II junior subordinated notes for the quarters ended January 31, 2008, April 30, 2008, July 31, 2008 and October 30, 2008, respectively. The Company has now deferred the payment of interest for four consecutive quarters, with all deferred interest payments being due on January 31, 2009 subject to the Exchange Agreements described below.
     Equity Investment in Subsidiary Trusts
     Under the provisions of the FASB issued revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company determined that the holders of the trust preferred and capital securities were the primary beneficiaries of the subsidiary trusts. As a result, the Company cannot consolidate the subsidiary trusts and has reflected the obligation to the subsidiary trusts under the caption “liability to subsidiary trusts issuing preferred and capital securities” and accounts for the wholly-owned investment in the common stock of the subsidiary trusts under the equity method of accounting.
     The equity investment in the subsidiary trust is presented on the balance sheet under “equity investments in unconsolidated affiliates.”
     Impairment in the carry value of the investment has been recognized in earnings in September 2008. The value of the investments was determined based on the terms contained in the Exchange Agreements discussed below and in Note 14 to the Consolidated Financial Statements.
     Exchange Agreements
     Pursuant to the Merger Agreement discussed in Note 14 to the Consolidated Financial Statements, the Company has entered into Exchange Agreements with each of the holders of the Company’s outstanding preferred securities to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II currently held by the Amster Parties.
     HST-I — Taberna — the Company will pay Taberna $2.25 million in cash, $250,000 of which was paid to Taberna upon the signing of the Taberna Exchange Agreement and the remainder of which will be paid upon the closing of the merger. Taberna will also be reimbursed for its counsel fees up to $15,000 in the aggregate. Included in the Taberna Exchange Agreement is an agreement by Taberna to forbear from making any claims against the Company arising out of or in connection with the various transaction agreements related to the trust preferred securities (including any events of default).
     HST-II — Amster Parties — the Company will pay the Amster Parties $750,000 and 6,762,793 shares of Company common stock. The common stock payable to the Amster Parties will be issued and the cash payment will be made immediately prior to the effective time of the merger. Included in the Amster Exchange Agreement is a mutual release by both parties with respect to their respective obligations under the various transactions agreements related to the trust preferred securities (including any events of default).
     If closing under the Merger Agreement does not occur, then the closing of the Exchange Agreements will not occur, and the Company will be required to pay the outstanding interest due to the trusts.
     If the merger is completed, the trust securities issued by the trusts will be retired in accordance with the terms of the Exchange Agreements, and the related junior subordinated debt securities of the Company will be retired at the same time.

     Under the terms of the Exchange Agreements had the parties retired the trust securities as of September 30, 2008, the Company would have recognized a gain as follows:
Estimated Gain Upon Early Retirement
of Trust Preferred Securities
as of September 30, 2008
Proforma
(dollars in thousands)

Proceeds to retire trust preferred securities and, in turn, the Company’s junior subordinated debt issued to the trust:
Cash to be tendered	$3,000
Value of shares issued to security holder based on initial merger exchange values	2,650
Book value of Company issued junior subordinated debt carried as Investment in affiliates	175

Total value of proceeds to be applied to retirement	5,825

Par value of all outstanding junior subordinated debt issued to support trust preferred shares	41,239

Deferred interest payable — to be forgiven	3,606

Value of obligations to be retired	44,845

Net gain estimated on early retirement of trust preferred securities	$39,020

     The gain for tax purposes, since the Company has deficit equity, will generally be, the excess of the net gain over the financial statements deficit equity of the Company just prior to the retirement of the subordinated debt.
     The Company expects the deficit financial statement equity of the Company just prior to retirement of the debt securities to completely offset the net gain thereby resulting in no taxable gain. The net gain will be required to be attributed to tax attributes, primarily the Company’s capital loss carryover, expected to be in excess of $74 million.
12. Supplemental Disclosures for Statements of Cash Flows (dollars in thousands)

	Nine Months
	Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$—

Interest (1)	$9,103	$11,793

Common stock issuance of 600,000 shares recorded as liability and debt discount	$—	$1,218

Estimated principal reductions on Subordinate MBS recorded as liability and debt discount	$2,255	$2,980

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$1,292	$167

(1)	Amounts do not include cash payments for debt issuance costs
13. Commitments and Contingencies
     Warehouse Facility
     On August 28, 2006, the Company entered into a warehouse agreement for up to a $125 million warehouse facility. The warehouse facility was established to acquire a diversified portfolio of mezzanine level, investment grade, asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. Prior to December 31, 2007, the Company sold five investment grade securities into the warehouse facility with total sales proceeds of $5.7 million. Due to the turmoil in the mortgage industry during 2007 and the lack of excess available funds, the Company determined it was doubtful it could issue the collateralized debt obligation in the short-term. The Company determined it may be liable for any losses incurred by the counterparty in connection with closing the warehouse facility and selling these securities and, therefore, recorded a reserve in 2007 in the amount of $1.6 million for the estimated cost of closing this facility.
     In 2008, the Company was notified by the counterparty of its intention to terminate the warehouse facility at no cost to the Company. As a result, the Company reversed, in the first quarter of 2008, the entire $1.6 million reserve for the estimated cost of closing this facility in the first quarter of 2008.
14. Contemplated Merger
     Overview
     On September 26, 2008, the Company entered into the Loan and Security Agreement with Spinco, and on September 30, 2008 it entered into (i) the Merger Agreement which was amended and restated on October 28, 2008 with Walter and Spinco, (ii) the Taberna Exchange Agreement, (iii) the Amster Exchange Agreement, (iv) a voting agreement (the “Voting Agreement”) with Walter, Spinco, Mr. John Burchett, Ms. Irma Tavares and the Amster Parties, (v) a software license agreement (the “License Agreement”) with Spinco and (vi) a Third Amendment to Stockholder Protection Rights Agreement (the “Rights Plan Amendment”) with Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), as successor rights agent (“Computershare”), amending the Company’s Stockholder Protection Rights Agreement, dated as of April 11, 2000, as amended by the First Amendment to Stockholder Protection Rights Agreement, dated September 26, 2001, and the Second Amendment to Stockholder Protection Rights Agreement, dated June 10, 2002 (the “Rights Plan”). These agreements were entered into in connection with the contemplated separation of Walter’s financing segment, including certain related insurance businesses (the “Walter Financing Business”), which currently is directly owned by Spinco, from Walter through a series of transactions culminating in a distribution (the “Distribution”) of the limited liability interests in Spinco to a third party exchange agent on behalf of Walter’s stockholders (the “Spin-off “), and the subsequent merger of Spinco into the Company, with the Company continuing as the surviving corporation. Immediately prior to the merger, the Company will consummate exchange transactions with each of Taberna and the Amster Parties pursuant to the Exchange Agreements.
     Merger Agreement
     Pursuant to the merger and subject to certain adjustments, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own approximately 98.5%, and the Company’s stockholders will collectively own approximately 1.5% of the outstanding shares of common stock of the surviving corporation on a fully-diluted basis. In the merger, every 50 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of the Company’s common stock and each other outstanding incentive award denominated in or related to the Company’s common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable. The Board of Directors of the Company has unanimously approved the merger, on the terms and conditions set forth in the Merger Agreement.
     The Merger Agreement provides that in connection with the merger the surviving corporation will be renamed “Walter Investment Management Corporation.” Following the merger, the Board of Directors of the surviving corporation will be comprised of seven directors divided into three classes, with six directors designated by Spinco and one director designated by the Company, who is currently expected to be John Burchett, its current President and Chief Executive Officer. Following the merger, Mark J. O’Brien, current Chief Executive Officer of Spinco, will become Chairman and Chief Executive Officer of the surviving corporation and Charles E. Cauthen, currently President of Walter Mortgage Company, will become the surviving corporation’s President and Chief Operating Officer. Mr. John Burchett and Ms. Irma Tavares, the Company’s current Chief Operating Officer, will each serve in a senior management capacity at the surviving corporation or one or more of its subsidiaries with an initial focus on generating fee income through HCP-2, the Company’s principal taxable REIT subsidiary.
     The Merger Agreement contains customary representations, warranties and covenants made by the parties, including, among others, covenants (i) to conduct their respective businesses in the ordinary course consistent with past practice during the period between the execution and delivery of the Merger Agreement and the consummation of the merger and (ii) not to engage in certain kinds of transactions during such period.
     Consummation of the merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the merger, the approval of the merger, the Merger Agreement and certain other transactions by the Company’s stockholders, the effectiveness of certain filings with the SEC, the continued qualification of the Company as a REIT, the receipt of rulings on the transactions and other matters from the Internal Revenue Service, the receipt of certain tax opinions and opinions related to the 40 Act, the consummation of the Exchange Agreements, the Distribution, and the amendment and restatement of the Company’s charter and by-laws as specified in the Merger Agreement. The Merger Agreement and the merger and related transactions do not require the approval of Walter’s stockholders. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Walter or the Company, as the case may be, could be required to pay to the other party a termination fee in the amount of $3 million or $2 million, respectively.
     On October 28, 2008, the Company, Walter and Spinco amended and restated the Merger Agreement to simplify and clarify the formula used to determine the number of shares of surviving corporation common stock to be issued in the merger. This modification will not change the relative post-merger ownership of the surviving corporation by holders of equity interests in the Company and Spinco, respectively, and, therefore, it will continue to be the case that, as a result of the merger, and subject to certain adjustments, immediately after the effective time of the merger, holders of common stock of Walter on the record date for the spin-off (by virtue of their ownership of limited liability company interests in Spinco after the spin-off) and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, and the Company’s stockholders will collectively own 1.5% of the shares of common stock of the surviving corporation outstanding or reserved for issuance in settlement of restricted stock units of the surviving corporation. It will also continue to be the case that, in the merger, every 50 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger will be combined into one share of surviving corporation common stock.
     In addition, the amended and restated Merger Agreement clarifies that Walter will bear the cost of filing and other fees payable to the SEC in respect of the registration statement on Form S-4 of the Company and the proxy statement/prospectus included therein that has been prepared and filed with the SEC, as well as the fees and expenses of any financial printer engaged in the preparation, printing, filing and mailing of the registration statement and proxy statement/prospectus, distributed to the holders of the Company’s common stock on the record date for the special meeting of its stockholders to be held in connection with the merger and to the holders of Walter common stock on the record date for the spin-off. Except as indicated above, the terms and provisions of the original merger agreement remain the same.
     Loan Agreement
     In order to ensure that the Company will have access to sufficient capital to acquire assets required to maintain its status as a REIT and not become an “investment company” under the 40 Act, Spinco and the Company entered into the Loan Agreement, pursuant to which Spinco has made available to the Company a revolving credit facility in an aggregate amount not to exceed $5 million, with each loan drawn under the facility bearing interest at a rate per annum equal to the 3 Month LIBOR as published in the Wall Street Journal for the Business Day previous to the date the request for such Loan is made plus 0.50%. Interest is computed on the basis of a year of 360 days, and in each case will be payable for the actual number of days elapsed (including the first day but excluding the last day). The Company may use the proceeds of loans made pursuant to the Loan Agreement to acquire mortgage backed securities with prime loan collateral rated AAA which have been guaranteed by certain government sponsored entities, or to acquire certain other securities issued or guaranteed as to principal or interest by the United States or persons controlled or supervised by and acting as an instrumentality of the government of the United States. The facility is secured by a collateral account maintained pursuant to a related securities account control agreement (the “Control Agreement “), entered into by the Company, Spinco and Regions Bank as Securities Intermediary, into which all of the assets purchased by the Company with the proceeds of the loan will be deposited. The maturity of the loan is the earliest to occur of (i) February 15, 2009, (ii) the date upon which Spinco demands repayment and (iii) The Company’s bankruptcy or liquidation. On September 26, 2008, and on October 30, 2008, the Company borrowed $1.1 million and $1.2 million, respectively, from Spinco pursuant to this line of credit.
     Exchange Agreements
     Taberna and the Amster Parties currently hold all of the outstanding trust preferred securities of Hanover Statutory Trust I (“HST-I”) and Hanover Statutory Trust II (“HST-II”), respectively, each in principal amounts of $20 million. HST-I holds all of the unsecured junior subordinated deferrable interest notes due 2035 issued by the Company in March 2005 (the “HST-I Debt Securities”), and HST-II holds all of the fixed/floating rate junior subordinated debt securities due 2035 issued by the Company in November 2005 (the “HST-II Debt Securities”). The Company has entered into the Exchange Agreements with each of Taberna and the Amster Parties to acquire (and subsequently cancel) these trust preferred securities.
     Pursuant to the Taberna Exchange Agreement, as consideration for all of the outstanding trust preferred securities of HST-I, currently held by Taberna, the Company will pay Taberna $2.25 million in cash, $250,000 of which was paid to Taberna upon the signing of the Taberna Exchange Agreement and the remainder of which will be paid upon the closing of the merger. Taberna will also be reimbursed by the Company for its counsel fees up to $15,000 in the aggregate. Pursuant to the Amster Exchange Agreement, the Amster Parties have agreed to exchange their trust preferred securities in HST-II for 6,762,793 shares of the Company’s common stock and a cash payment of $750,000. The Company’s common stock payable to the Amster Parties will be issued and the cash payment will be made immediately prior to the effective time of the merger.
     Included in the Amster Exchange Agreement is a mutual release by both parties with respect to their respective obligations under the various transactions agreements related to the trust preferred securities.

     Included in the Taberna Exchange Agreement is an agreement by Taberna to forbear from making any claims against the Company arising out of or in connection with the various transaction agreements related to the trust preferred securities (including any events of default), until the earlier of (i) the termination of the Taberna Exchange Agreement or (ii) the date upon which the Company becomes subject to any bankruptcy or insolvency proceedings. Upon the closing of the Taberna Exchange Agreement, each of Taberna and the Company will execute a standalone mutual release, effective as of the closing of the exchange transaction, with respect to their respective obligations under the various transactions agreements related to the trust preferred securities. The forms of Taberna’s and the Amster Parties’ releases are substantially identical.
     Voting Agreement
     Simultaneously with the execution and delivery of the Merger Agreement, the Company, Walter, Spinco, Mr. John Burchett, Ms. Irma Tavares and the Amster Parties entered into a Voting Agreement, pursuant to which each of Mr. Burchett, Ms. Tavares and the Amster Parties is required to, among other things, vote their shares of the Company’s common stock in favor of the Merger Agreement and related transactions at any meeting of the Company’s stockholders.
     Software License Agreement
     Simultaneously with the execution and delivery of the Merger Agreement, the Company and Spinco have entered into a License Agreement, pursuant to which the Company has granted to Spinco and its affiliates a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and modify certain described software, systems and related items primarily related to asset portfolio management and analysis. As consideration for the license (a) if the merger is not consummated on or prior to December 31, 2008, but the Merger Agreement has not yet been terminated, Spinco must pay a fee of $1 million for the license or (b) if the Merger Agreement terminates prior to December 31, 2008 and a termination fee has been paid, no further fees are due.
     Amendment to Rights Plan
     Concurrent with the execution and delivery of the Merger Agreement, the Company and Computershare entered into the Rights Plan Amendment, to permit the Amster Parties’ acquisition of the Company’s common stock pursuant to the Amster Exchange Agreement and the completion of the merger and the other transactions contemplated by the Merger Agreement without triggering the separation or exercise of the stockholder rights or any other adverse event under the Rights Plan. In particular, as a result of the Rights Plan Amendment, none of Walter, Spinco or any of their respective affiliates or associates will be an Acquiring Person (as defined in the Rights Plan) to the extent that either becomes the beneficial owner of 10% or more of the Company’s common stock solely as a result of the transactions contemplated by the Merger Agreement, and none of the Amster Parties will be an Acquiring Person during the period commencing on the issuance of the Company’s common stock pursuant to the Amster Exchange Agreement and ending on the earlier of (i) the effective time of the merger and (ii) the termination of the Merger Agreement in accordance with its terms. If any Amster Party would otherwise become an Acquiring Person as a result of the issuance of the Company’s common stock pursuant to the Amster Exchange Agreement and the termination of the Merger Agreement in accordance with its terms, that Amster Party will not become an Acquiring Person upon termination of the Merger Agreement to the extent that the Amster Party promptly enters into an irrevocable commitment with the Company to divest, and thereafter promptly divests (without exercising or retaining any power, including voting power (except in accordance with any Voting Agreement), with respect to such shares), itself of sufficient shares of the Company’s common stock (or securities convertible into, exchangeable into or exercisable for the Company’s common stock) so that such Amster Party ceases to be the beneficial owner of 10% or more of the outstanding shares of the Company’s common stock.
     In addition, the Rights Plan Amendment makes certain adjustments to the Rights Plan to ensure that the surviving corporation will have sufficient securities to satisfy its obligations under the Rights Plan in the event that the preferred stock purchase rights issued pursuant to the Rights Plan become exercisable at any time after the merger. In particular, the Rights Plan Amendment decreases the fraction of a share of the Company’s Participating Preferred Stock for which the preferred stock purchase rights issued pursuant to the Rights Plan are exercisable from one hundredth of a share of the Company’s Participating Preferred Stock to one ten-thousandth of a share of the Company’s Participating Preferred Stock. The Rights Plan Amendment also modifies the terms of the Company’s Participating Preferred Stock such that one ten-thousandth of a share of the Company’s Participating Preferred Stock has voting rights and economic rights that are equivalent to the voting rights and economic rights of one one-hundredth of a share of the Company’s Participating Preferred Stock before the Rights Plan Amendment became effective.
     The foregoing descriptions of the merger and the Merger Agreement, the Loan Agreement, the Control Agreement, the Exchange Agreements, the Voting Agreement, the License Agreement, the Rights Plan Amendment and the transactions contemplated thereby, do not purport to be complete and are qualified in their entirety by the terms and conditions of the Merger Agreement, the Loan Agreement, the Exchange Agreements, the Voting Agreement, the License Agreement and the Rights Plan Amendment , which have been previously filed as Exhibits 2.2, 2.3, 2.4, 2.5, 2.6, 2.7, 2.8 and 10.33.3 to the Company’s Form 8-K, as filed with the SEC on October 1, 2008, and as Exhibit 2.1 to the Company’s Form 8-K, as filed with the SEC on October 28, 2008, respectively, thereto, and incorporated into this report by reference.

     Retention Agreements and Revised Employment Agreements
     In connection with the merger with Spinco, on September 26, 2008, the Board of Directors of the Company approved, and on September 30, 2008, the Company entered into, (i) amendments to existing retention agreements (the “Retention Agreements”) with three named executive officers of the Company, (ii) amended employment agreements with two additional named executive officers of the Company (the “Revised Employment Agreements”) and (iii) amendments to existing retention agreements with two members of its management team.
     A description of these Retention Agreements and Revised Employment Agreements between the Company and the named executive officers is as follows:
     Retention Agreements
     The Company has entered into amendments to existing retention agreements with Harold McElraft, its current Chief Financial Officer and Treasurer, Suzette Berrios, its current Vice President and General Counsel and James Strickler, its current Managing Director. Retention of these employees of the Company has been determined by Walter’s management to be desirable for a smooth transition following the merger. These Retention Agreements require such employees to remain with the Company through a specified date in order to qualify for retention payments thereunder. For Mr. Strickler, such date is December 31, 2009 (and the retention payment he will receive is $75,000). For Ms. Berrios and Mr. McElraft, such date is May 31, 2009 (and the retention payments they will receive are $39,320 and $55,564, respectively).
     In addition, the Retention Agreements provide that the above-named employees are entitled to severance payments representing a percentage of their annual salary upon the occurrence of certain triggering events: Messrs. McElraft and Strickler and Ms. Berrios are entitled to severance payments that are a certain percentage of their annual salary upon the occurrence of: (i) a termination without cause, (ii) significant adverse action within 90 days following a change of control, or (iii) upon the expiration of the term of the agreement (except Mr. Strickler), each as defined in their retention and/or severance agreements; provided, however, Ms. Berrios and Mr. McElraft are entitled to receive their severance payments in connection with a termination under clause (iii) above upon their termination of employment for any reason following the expiration of the term of the agreement, rather than at the time of the expiration of the agreement.
     Employment Agreements
     The Company and each of Mr. John Burchett, its current President and Chief Executive Officer, and Ms. Irma Tavares, its current Chief Operating Officer, entered into the Revised Employment Agreements which provide that Mr. Burchett’s and Ms. Tavares’s duties and responsibilities following the merger will be to assist the Company and Spinco in the post-merger integration process. In addition the Revised Employment Agreements provide that if the merger does not occur, the prior employment agreements of Mr. Burchett and Ms. Tavares will remain in effect, and the Revised Employment Agreements will be null and void. The Revised Employment Agreements eliminate the one-year “Non-Competition” covenants in the prior employment agreements of Mr. Burchett and Ms. Tavares. The Revised Employment Agreements also extend the period (from 90 days following a Change in Control to twelve months following a Change in Control) during which the applicable employee may terminate employment following a Change in Control due to the occurrence of a Significant Adverse Action and remain entitled to receive the severance benefits as provided in the prior employment agreements.
15. Subsequent Events
     Interest Payment Deferral
     In October 2008, the Company notified the trustee of HST-II of its intention to defer the payment of interest on the junior subordinated notes for the quarter ended October 30, 2008. The Company has now deferred the payment of interest for four consecutive quarters, with all deferred interest payments being due on January 31, 2009. See Note 11 to the Consolidated Financial Statements for additional information.
     Liability incurred by Default of Subtenant
     In January 2007, the Company sold, pursuant to the terms of an Asset Purchase Agreement, to Terwin Acquisition I, LLC (“Buyer”) certain assets of its wholly-owned subsidiary HCP-2. As part of that transaction, HCP-2 and the Buyer entered into a Consent to Assignment (“the Assignment”) whereby Buyer assumed all of HCP-2’s obligations under a Lease Agreement dated March 1, 1994. Pursuant to the Assignment, HCP-2 remains liable for the remaining lease obligations in the event that Buyer does not pay. As a further component of the transaction, Terwin Holdings, LLC (“Terwin”), the parent company of Buyer, guaranteed Buyer’s payment obligations under the lease.
     The lease, which expires October 31, 2010, provides for a monthly rental of $32,028. Should the Buyer fail to make the rental payments under the lease, and Terwin not honor its guarantee, the remaining rental obligations under the lease would become an obligation of the Company. The estimated remaining rental obligations under the lease plus past due rents for the period October 1, 2008 through lease expiration, is approximately $1.0 million, which includes the monthly rental payment and estimated common area charges.
     On November 3, 2008, the Company received notice that the Buyer has not honored the lease payments and, therefore, the landlord is seeking payment from the Company. For the period ended September 30, 2008, the Company accrued a liability for the obligations under the defaulted sub-lease of approximately $1.0 million. The Company expects to bring this obligation under the lease current and work with the landlord to find new tenant(s). The Company also intends, and has retained counsel, to pursue any and all available legal remedies against Terwin, as guarantor, to honor its obligations. Receipts from future subtenants, if any, will reduce the Company’s payment amount under the liability.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, in Item 1A of this Report, and in our other securities filings with the SEC. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Overview
     Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. As the stresses have continued through 2008 in the financial markets and the economy, we have experienced a net loss of approximately $12.3 million for the nine months ended September 30, 2008 in addition to the loss of $80.0 million for the year ended December 31, 2007. Our current operations are not cash flow positive. Additional sources of capital are required for us to generate positive cash flow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern.
     In order to preserve liquidity while exploring opportunities and alternatives for the future, we took the following actions:
•	In August 2007, we converted our short-term revolving financing for our primary portfolio of Subordinate MBS to a fixed-term financing agreement that expired on August 9, 2008. This allowed us to maintain intact our Subordinate MBS portfolio while alternatives and additional capital were evaluated. On August 9, 2008, we elected, under the borrowing facility, to surrender to the lender our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligation. See Note 8 to Consolidated Financial Statements for additional information.

•	In August 2007, we significantly reduced the short-term revolving financing for our other portfolios.

•	Through June 30, 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the assets securing the credit. In April 2008, we paid all of the outstanding balance of approximately $480,000 remaining on our $20 million committed line of credit. Our $200 million committed line of credit was voluntarily and mutually terminated with the lender without an event of default.

•	We have, since early 2008, sought to raise capital and/or find other alternatives for the future and engaged a financial advisor for this purpose.

•	We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. The Company has now deferred interest payments for four consecutive quarters, as allowed under each of these instruments, and can defer no more interest payments. Under the terms of these instruments, the Company will be required to pay all deferred interest on December 31, 2008 and January 31, 2009, respectively, of approximately $4.8 million in the aggregate. The Company does not anticipate having sufficient funds to pay this obligation without an additional source of capital or a restructure of the indebtedness. In connection with the Company’s contemplated merger, discussed below, on September 30, 2008, the Company entered into the Exchange Agreements to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties. See Notes 11 and 14 to the Consolidated Financial Statements included in this Report for additional information.
     Contemplated Merger
     On September 30, 2008, we entered into an Agreement and Plan of Merger, which was amended and restated on October 28, 2008 (as amended and restated, the “Merger Agreement”) with Walter Industries, Inc. (“Walter”) a Delaware limited liability company, and JWH Holding Company, LLC (“Spinco”), a Delaware limited liability company that is a direct, wholly-owned subsidiary of Walter. The Board of Directors of Hanover unanimously approved the merger, on the terms and conditions set forth in the Merger Agreement. The Merger Agreement provides that in connection with the merger the surviving corporation will be renamed “Walter Investment Management Corporation.” The merger is expected to be completed early in 2009. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Walter or the Company, as the case may be, could be required to pay to the other party a termination fee in the amount of $3 million or $2 million, respectively.
     Pursuant to the merger and subject to certain adjustments, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own approximately 98.5%, and our stockholders will collectively own approximately 1.5% of the shares of common stock of the surviving corporation outstanding or reserved for issuance in settlement of restricted stock units of the surviving corporation. In the merger, every 50 shares of our common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of our common stock and each other outstanding incentive award denominated in or related to our common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable.
     In addition, in connection with the Company’s contemplated merger, on September 30, 2008, the Company entered into an exchange agreement, with each of the holders of the Company’s outstanding preferred securities; an exchange agreement (the “Taberna Exchange Agreement”) with Taberna Preferred Funding I, Ltd. (“Taberna”) and an exchange agreement (the “Amster Exchange Agreement” and together with the Taberna Exchange Agreement, the “Exchange Agreements”) with Amster Trading Company and Ramat Securities, LTD (together the “Amster Parties”), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties. See Notes 11 and 14 to the Consolidated Financial Statements included in this Report for additional information.
     American Stock Exchange Notice
     On April 8, 2008, we received notice from the American Stock Exchange, now known as NYSE Alternext (“Amex”) or (“Exchange”) Staff indicating that, after reviewing our Form 10-K for the fiscal year ended December 31, 2007, as well as discussions with us, we do not meet certain of the Exchange’s continued listing standards. Specifically, the notice provides that we are not in compliance with (1) Section 1003(a)(i) of the Amex Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of our three most recent fiscal years, and (2) Section 1003(a)(iv) of the Amex Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

     We were afforded the opportunity to submit a plan of compliance and, on May 8, 2008, submitted a plan to the Exchange. The Exchange did not, at that time, accept our plan, and we appealed to the Listing Qualifications Panel, with a scheduled hearing date of August 26, 2008. In support of our position, prior to the hearing, we submitted to the Exchange certain supplemental materials in advance of such hearing date. Based on those supplemental materials, the Amex verbally notified us on August 25 that it was canceling the hearing and granting us an extension to regain compliance with the continued listing standards.
     On September 5, 2008, we were notified in writing by the Exchange that we had been granted an extension, subject to the fulfillment of certain milestones set forth in the Amex’s letter, until December 31, 2008 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Amex Company Guide and until October 8, 2009 to regain compliance with the continued listing standards of Section 1003(a)(i) of the Amex Company Guide.
     We will be subject to periodic reviews by Exchange Staff during the extension period. Failure to make progress consistent with the plan and to achieve certain milestones, or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being de-listed from the Exchange.
     Gain on Settlement of Repurchase Agreement
     On August 9, 2008, pursuant to the options available under the terms of the financial contract, we surrendered our Subordinate MBS portfolio pledged under the Repurchase Transaction in complete satisfaction of our obligation. As the fair market value or the realizable value of the subordinate securities had decreased substantially below the Repurchase Agreement obligation, the settlement of this obligation, as well as the elimination of amounts related to the Repurchase Agreement, resulted in a gain in the amount of $40.9 million for the period ended September 30, 2008.
Summary of Ramius Debt Retirement on August 9, 2008
(dollars in thousands)

Carrying value of Subordinate MBS surrendered to Ramius, which approximates fair value	$43,277
Carrying value of net liability settled by surrender of Subordinate MBS:
Ramius Repurchase Agreement payable	84,931
Interest Receivable on Subordinate MBS — lost in surrender	(1,253)
Balance Sheet accounts — primarily unamortized estimated principal payments	528

Net liability settled by Surrender of Subordinate MBS	84,206

Net Gain Realized on Surrender of Subordinate MBS to Ramius	$40,929

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
Valuation of Mortgage Securities
     Our Subordinate MBS securities were not readily marketable with quoted market prices. To obtain the best estimate of fair value requires a current knowledge of the Subordinate MBS attributes, characteristics related to the underlying mortgages collateralizing the securities and the market of these securities. We have maintained extensive data related to the collateral of our Subordinate MBS and as a result have been able to apply this data and all other relevant market data to our estimates of fair value. As a result, we have classified the fair value measurements used to estimate fair value for these assets as Level 3 inputs within the fair value hierarchy. Many factors must be considered in order to estimate market values, including, but not limited to, estimated cash flows, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from our estimated fair values. Our Subordinate MBS securities were valued using Level 3 methods.
     Beginning in the second quarter of 2007 and every quarter thereafter, we received a decreasing amount of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. The fair value estimation process was difficult due to the lack of market data and the uncertainties in the markets regarding the extent and severity of possible future loss, availability of financing, housing prices, economic activity and Federal Reserve activities.
     Determination of the estimated fair value for our Subordinate MBS portfolio has been done primarily through the use of a discounted cash flow model. The cash flows were determined on a security by security basis and updated for market inputs for estimated prepayment speeds and default and severity rates. The discount rates were determined through inputs from several dealer firms and our overall understanding of requirements in the market. We reviewed and determined the appropriateness of the discount rates based upon the credit rating of the securities and the year of issuance of the securities. The fair value upon surrender of the Subordinate MBS portfolio on August 9, 2008, in satisfaction of the Repurchase Transaction they secured, was determined to be substantially unchanged from our estimate of fair value at June 30, 2008.
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
Current Market Conditions and Material Events
     The overall delinquencies on the mortgage loans that collateralized the Subordinate MBS portfolio continued to increase in 2008. We believe these delinquencies have occurred primarily because of the crisis in the financial markets including declining housing prices. This increase in delinquencies has led to a much higher level of foreclosures than we have previously experienced. Had we still held this portfolio, upon foreclosure, we may have incurred a loss equal to the excess of the outstanding mortgage loan balance over the sales price of the property and all carrying and maintenance costs until the property was sold. Until we surrendered the Subordinate MBS portfolio to Ramius, we incurred losses of approximately $13.9 allocated to the Subordinate MBS portfolio, which is included in income, for the nine months ended September 30, 2008. Although these losses were generally within our overall loss reserve in the original purchase discount, these losses are much greater than our historical experience. Information and various business analyses indicate that a weak real estate and mortgage securities market is expected to continue through at least 2008.
     Beginning in the second quarter of 2007 and every quarter thereafter, we have received decreasing amounts of useful current market value information from third parties to determine the estimated fair value of our Subordinate MBS. Also, during this time-frame, virtually all trading of Subordinate MBS for all market participants ceased. Despite this decline in available information, economic information and general industry information suggests that credit spreads on Subordinated MBS increased during 2008. We believe this increase is primarily the result of overall increased loss assumptions by market participants on mortgage-backed securities.
     The overall mortgage market experienced a significant decline in liquidity during the latter half of 2007 into 2008. This liquidity decline has significantly reduced the amount of financing activity within the financial markets, and in particular, in the mortgage industry. As we continue to observe in 2008, the market environment is stagnant and there have been no significant changes that would improve the availability of financing vehicles. As a result, we do not believe short-term financing facilities will be available to us in the near future.

     Financial Condition
     Significant changes in our financial position as of September 30, 2008, from December 31, 2007, are primarily related to the surrendering of the Subordinate MBS portfolio to settle the repurchase obligation we entered into in August 2007, the reduction in the size of our Agency portfolio and the debt related to the financing of those portfolio assets.
     The table below presents our assets and liabilities as of September 30, 2008, showing increases and decreases as compared to December 31, 2007, (dollars in thousands):

			change
	September 30,	December 31,	increase
	2008	2007	(decrease)
Assets
Cash and cash equivalents	$642	$7,257	$(6,615)
Accrued interest receivable	82	1,241	(1,159)
Mortgage Loans
Collateral for CMOs	5,085	6,182	(1,097)
Mortgage Securities
Trading	5,274	30,045	(24,771)
Available for sale	—	82,695	(82,695)
Other subordinate security, available for sale	1,541	1,477	64
Equity investments in unconsolidated affiliates	175	1,509	(1,334)
Other assets	1,440	4,782	(3,342)
Liabilities
Repurchase Agreements	—	108,854	(108,854)
Note Payable	1,100	—	1,100
Collateralized mortgage obligations	3,143	4,035	(892)
Accounts payable, accrued expenses and other liabilities	2,059	5,954	(3,895)
Obligation assumed under guarantee of lease in default by subtenant	993	—	993
Deferred interest payable on liability to subsidiary trusts	3,606	755	2,851
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239	—
Stockholder’s Equity
Total Stockholder’s Equity (deficit)	(37,901)	(25,649)	(12,252)
     Cash decreased primarily as a result of our deficit operating cash flows since December 31, 2007, net of selling certain of our Agency MBS and retiring the related repurchase agreements.
     The Agency MBS classified as trading are held primarily to satisfy certain exemptive provisions of the 40 Act. In February 2008 and March 2008, we sold all of our Agency MBS and repaid all related Repurchase Agreements in order to generate some liquidity and close existing Repurchase Agreements on this portfolio. In March 2008, we purchased approximately $4.2 million of Agency MBS without any financing. Additional purchases of Agency MBS were made with financing from our contemplated merger partner, represented by the Note Payable. See Note 14 to the Consolidated Financial Statements. These securities are highly liquid assets.
     On August 9, 2008, the Subordinated MBS portfolio was surrendered in its entirety in full payment of the Repurchase Transaction obligation then due. Residual and related amounts of interest receivable and unamortized liabilities were removed. After impairments taken since December 31, 2007, in the fair value of the Subordinated MBS, of approximately $40.2 million, we recognized a gain of approximately $40.9 million upon surrender of the portfolio in satisfaction of the indebtedness.
     Our book value (deficit) per common share as of September 30, 2008 was $(4.38) compared to $(2.96) as of December 31, 2007. The decrease in book value is primarily attributable to the net loss of $12.3 million for the nine months ended September 30, 2008.

Results of Operations
     Net Income (loss)
     For the three months ended September 30, 2008, we had a gain of $34.0 million, compared to a net loss of $31.7 million for the same period in 2007. This difference is primarily due to the gain realized on the surrender of our Subordinate MBS portfolio in settlement of the Repurchase Agreement obligation in August 2008, and no loss on mark to market of mortgage assets, primarily the Subordinate MBS portfolio, during the three months ended September 30, 2008, as occurred during the same period in 2007.
     For the nine months ended September 30, 2008, we experienced a net loss of $12.3 million compared to net loss of $42.3 million for the same period of 2007. This difference is primarily due to the gain realized on the surrender of our Subordinate MBS in settlement of the Repurchase Agreement obligation in August 2008. The remainder is attributable to the increase in our general operating deficit for the nine months ended September 30, 2008, due to reduced income and increased operating expenses.
     Revenue
Revenue by Portfolio Type
(dollars in thousands)

	Three Months Ended		2008	Nine Months Ended		2008
	September 30,		Favorable	September 30,		Favorable
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$90	$110	$(20)	$301	$402	$(101)
Interest expense	(37)	(79)	42	(146)	(310)	164

Net interest income	53	31	22	155	92	63
Other	11	14	(3)	38	86	(48)

Total	64	45	19	193	178	15

Subordinate MBS
Interest income	1,298	5,116	(3,818)	9,275	14,368	(5,093)
Interest expense	(1,852)	(3,575)	1,723	(10,909)	(6,475)	(4,434)

Net interest income	(554)	1,541	(2,095)	(1,634)	7,893	(9,527)
Gains (losses) on sale	—	—	—	—	194	(194)
Mark to market	—	(30,249)	30,249	(40,156)	(42,243)	2,087

Total	(554)	(28,708)	28,154	(41,790)	(34,156)	(7,634)

Agency MBS
Interest income	64	749	(685)	411	3,811	(3,400)
Interest expense	—	(679)	679	(191)	(3,328)	3,137

Net interest income	64	70	(6)	220	483	(263)
Gains (losses) on sale	(19)	(997)	978	460	(997)	1,457
Mark to market	(6)	1,548	(1,554)	(387)	(902)	515
Freestanding derivatives	—	(625)	625	(98)	1,691	(1,789)

Total	39	(4)	43	195	275	(80)

Other
Interest income	113	219	(106)	348	733	(385)
Interest expense	(972)	(913)	(59)	(2,851)	(2,740)	(111)

Net interest income	(859)	(694)	(165)	(2,503)	(2,007)	(496)
Mark to market	—	—	—	—	(180)	180
Freestanding derivatives	—	(8)	8	—	(23)	23
Technology and loan brokering and advisory services	80	230	(150)	360	1,103	(743)
Other	54	(287)	341	1,653	(467)	2,120

Total	(725)	(759)	34	(490)	(1,574)	1,084

Net gain realized on surrender of Subordinate MBS to retire repo	40,929	—	40,929	40,929	—	40,929

Total Revenue	$39,753	$(29,426)	$69,179	$(963)	$(35,277)	$34,314

     Net interest income for our Mortgage Loan portfolio for the three and nine months ended September 30, 2008 increased compared to the same period of 2007 due to increased payoffs on the seasoned mortgages in the CMOs.

     Income on the Subordinate MBS for the nine months ended September 30, 2008, decreased from the same period in 2007 by $5.1 million due primarily to lower interest income and increased interest expense of financing the portfolio.
     Interest expense on the financing facility established in August 2007 for one year was much more expensive than our traditional 30-day repurchase agreements, but the facility was established at a time when there were few options available.
     The Subordinate MBS portfolio was surrendered in settlement of amounts due under our Repurchase Agreement with Ramius on August 9, 2008. Because of the short period of time between our estimate of fair value for the Subordinate MBS portfolio of June 30, 2008 and the surrender date of August 9, 2008, there was no discernable change in fair value.
     Generally, we finance our Agency MBS classified as trading via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. The overall declines in the interest income and interest expense for the three and nine months ended September 30, 2008, compared to the same periods in 2007, is due to the significant reduction in the size of this portfolio. As of September 30, 2008, we have not implemented a hedge on the portfolio because the smaller size does not appear cost effective to hedge.
     Other net interest income includes interest earned from the other subordinate security and cash and cash equivalents. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.
     Other income (expense) for the three and nine months ended September 30, 2008 increased compared to the same period in 2007 due to the reversal of a $1.6 million reserve for the estimated cost of closing a contemplated warehouse facility as the contingency for that expense was removed by the sponsor of the facility.
     Loan sale advisory and technology revenue has decreased due to the termination of technology services by several of our clients in 2006 and early 2007, and our cessation of marketing these services.
     Other freestanding derivatives represent the mark to market of the carrying value of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives was less than one-thousand dollars for the nine months ended September 30, 2008, compared to the same period in 2007. These changes in market value are due to the passage of time and one-month LIBOR remaining at or substantially below the strike rate of the interest rate caps.

Operating Expenses
The following table details the consolidated operating expenses for the Company (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Personnel	$957	$869	$88	$3,140	$2,998	$142
Legal and professional	1,021	410	611	1,814	1,368	446
Impairment on Equity investments of unconsolidated affiliates	1,064	—	1,064	1,064	—	1,064
Obligation assumed under guarantee of lease in default by subtenant	993	—	993	993	—	993
General and administrative	715	256	459	1,069	1,276	(207)
Depreciation and amortization	608	154	454	1,028	461	567
Occupancy	82	80	2	248	233	15
Technology	11	104	(93)	148	413	(265)
Financing	—	256	(256)	896	558	338
Insurance and other	305	195	110	1,005	493	512

Total expenses	$5,756	$2,324	$3,432	$11,405	$7,800	$3,605

     Operating expenses for the three and nine months ended September 30, 2008 compared to the same period in 2007 are as follows:
•	Personnel costs increased due to the retention payments totaling $816,000, which were accrued ratably from September 2007 through July 2008 and paid to key employees in August 2008, offset by a reduction in employees during 2007.

•	Legal and professional fees increased due to higher legal fees incurred in the three month period ended September 30, 2008 associated with the contemplated merger. No similar costs were incurred in 2007.

•	An impairment expense was recognized for the decrease in value of the equity in the investments of HST-I & HST-II.

•	The expense of recognizing a liability for the default by a subtenant for a lease of office space was recorded in September 2008.

•	Depreciation and amortization increased due to the write-off of the estimated useful life on capitalized software and the removal of deferred organizational costs associated with HST-I and HST-II.

•	Financing costs decreased in the three months ended September 30, 2008, due to fees paid for the termination of the Company’s borrowing facilities in the first half of 2008. The payment of these fees resulted in an overall increase for the nine months ended September 30, 2008.

•	Other expenses increased due to higher costs associated with directors and officers’ insurance coverage.
Discontinued Operations
     Income (loss) from discontinued operations includes the results of operations of the HCP business that was sold in January of 2007. The income from discontinued operations for the nine months ended September 30, 2007 includes a gain on sale of $1.3 million.

     Mortgage Loans
     The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average asset balance	$5,258	$6,902	$5,695	$8,231
Average balance — CMO borrowing balance	3,182	4,456	3,516	5,720
Average balance — Repurchase Agreements	—	646	180	665

Net investment	2,076	1,800	1,999	1,846
Average leverage ratio	60.52%	73.92%	64.90%	77.57%
Effective interest income rate	6.85%	6.37%	7.05%	6.51%
Effective interest expense rate — CMO borrowing	4.65%	6.01%	5.27%	6.39%
Effective interest expense rate — Repurchase Agreements	0.00%	7.43%	5.19%	7.22%

Net interest spread	2.20%	0.18%	1.78%	0.04%
Interest income	$90	$110	$301	$402
Interest expense — CMO borrowing	37	67	139	274
Interest expense — Repurchase Agreements	—	12	7	36

Net interest income	$53	$31	$155	$92

Yield	10.21%	6.89%	10.34%	6.64%

     Our Mortgage Loan portfolio net interest income for the three and nine months ended September 30, 2008 has trended higher, compared to the same periods in 2007, due to the payoff of borrowings, using repurchase agreements associated with certificates held by us for this portfolio, which increased the net interest spread.
     Subordinate MBS
     The following table provides details of the net interest income generated on our Subordinate MBS portfolio. The Subordinate MBS portfolio was completely eliminated on August 9, 2008, by surrender of the portfolio in settlement of the obligation associated with the Repurchase Agreement. The averages are weighted for the actual days held in the periods ended September 30, 2008. (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average asset balance	$42,976	$142,660	$67,322	$146,879
Average balance — Repurchase Agreements	84,931	82,976	84,931	87,334

Net investment	(41,955)	59,684	(17,609)	59,545
Average leverage ratio	197.62%	58.16%	126.16%	59.46%
Effective interest income rate	27.18%	14.34%	22.65%	13.04%
Effective interest expense rate — Repurchase Agreements	19.63%	17.23%	21.11%	9.89%

Net interest spread	7.56%	-2.89%	1.53%	3.15%
Interest income	$1,298	$5,116	$9,275	$14,368
Interest expense — Repurchase Agreements	1,852	3,575	10,909	6,475

Net interest income	$(554)	$1,541	$(1,634)	$7,893

Yield	N/M *	10.33%	N/M *	17.67%

*	- Amount is excluded as it is not meaningful

     The Subordinate MBS portfolio’s net interest income for the three and nine months ended September 30, 2008, decreased from the same periods in 2007 due to higher interest expense associated with the fixed-term financing facility established in August 2007 and lower income on the portfolio because of impairments taken.
     Agency MBS
     The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average asset balance	$4,413	$50,826	$9,506	$88,330
Average balance — Repurchase Agreements	367	49,018	6,049	82,333

Net investment	4,046	1,808	3,457	5,997
Average leverage ratio	8.32%	96.44%	63.63%	93.21%
Effective interest income rate	5.80%	5.89%	5.76%	5.75%
Effective interest expense rate — Repurchase Agreements	0.00%	5.54%	4.21%	5.39%

Net interest spread	5.80%	0.35%	1.55%	0.36%
Interest income	$64	$749	$411	$3,811
Interest expense — Repurchase Agreements	—	679	191	3,328

Net interest income	$64	$70	$220	$483

Yield	6.33%	15.49%	8.49%	10.74%

     The Agency MBS portfolio’s net interest income decreased for the three and nine months ended September 30, 2008, from the same periods in 2007 primarily due to the reduction in the size of this portfolio.
     The effective interest expense decreased for the comparative three and nine month periods because of the reduction in size of the portfolio and the reduced financing of the portfolio.
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
     The table below reflects the net economic impact of our Agency MBS portfolio for the nine months ended September 30, 2008 (dollars in thousands):

Net interest income	$220
Loss on mark to market of Agency MBS	(387)
Gains on sale of Agency MBS	460
Other loss (forward sales, hedging)	(98)

Total	$195

Dividends
     We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. We intend to pay all required dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

Taxable Income
     Taxable income (loss) for the nine months ended September 30, 2008, is approximately $(87.9) million. Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income (loss) to estimated taxable income (loss) for the nine months ended September 30, 2008 (dollars in thousands):

Net income (loss)	$(12,283)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments	42,086
Sale of mortgage securities	(43)
Mark to market of freestanding derivatives	(150)
Net income in subsidiaries not consolidated for tax purposes	68
Interest income and expense adjustments for the sale of securities to Ramius	(1,078)
Reversal of book gain on surrender/sale of securities to Ramius	(40,929)
Reversal of accrued expenses not deductible for tax	(1,618)
Other	801

Estimated taxable income (loss) before capital loss	(13,146)
Tax loss on sale/surrender of securities to Ramius — Capital Loss	(74,729)

Estimated taxable income (loss)	$(87,875)

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
Liquidity and Capital Resources
     Traditional cash flow analysis may not be applicable for us as we have traditionally had significant cash flow variability due to our investment activities. Historically, our primary non-discretionary cash uses were our operating costs, interest payments on our repurchase agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. For the nine months ended September 30, 2008, our primary non-discretionary cash uses were for our operating costs, payment of interest under the Repurchase Transaction and, to a lesser extent pay-down of CMO debt. As a REIT, we are required to pay dividends equal to 90% of our taxable income.
Cash and Cash Equivalents and Lines of Credit
     Our cash and cash equivalents decreased by $6.6 million as of September 30, 2008 from December 31, 2007, due primarily to funding our on-going operations which has had a negative cash flow since September 2007.
     We have no current commitments for any material capital expenditures. We have primarily invested our available capital in our investment portfolio of Agency MBS, but currently are preserving cash while we continue to complete our contemplated merger. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.
Uncertainty Regarding Ability to Continue as a Going Concern
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $12.3 million and $80 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cash flow positive. Effective August 9, 2008, we surrendered our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under our Repurchase Agreement with Ramius.

     We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. We have now deferred interest payments for four consecutive quarters, as allowed under each of these instruments. Under the terms of these securities, we are required to pay all deferred interest on December 31, 2008 and January 31, 2009 ($4.8 million in the aggregate) and we do not anticipate having sufficient funds to pay this obligation without an additional source of capital.
     Our projected cash and liquidity balances will be eliminated by approximately March 2009. Additional sources of capital are required for us to generate positive cash flows and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a going concern. In connection with our contemplated merger, on September 30, 2008, we entered into the Exchange Agreements to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties. See Notes 11 and 14 to the Consolidated Financial Statements for additional information.
Contemplated Merger
     See Notes 1 and 14 to the Consolidated Financial Statements included in this Report for a more complete description of the contemplated merger.
Off-Balance Sheet Arrangements
     On August 28, 2006, we entered into a warehouse agreement for up to $125 million warehouse facility. The warehouse facility was established to enable us to acquire a diversified portfolio of mezzanine level, investment grade asset-backed securities, and certain other investments and assets in anticipation of the possible formation and issuance of a collateralized debt obligation. Prior to December 31, 2007, we sold five investment grade securities into the warehouse facility with total sales proceeds of $5.7 million. Due to the turmoil in the mortgage industry in 2007 and the lack of excess funds available to us, we determined it was doubtful we could successfully issue the collateralized debt obligation in the short-term. We determined we may be liable for any losses incurred by the counterparty in connection with the closing of the warehousing facility and selling these securities and, therefore, recorded a reserve in 2007 in the amount of $1.6 million for the estimated cost of closing this facility.
     In the first quarter of 2008, we were notified by the counterparty of its intention to terminate the warehouse facility at no cost to us. As a result, we reversed the entire $1.6 million reserve for the estimated cost of closing this facility.
     Our interest rate caps are used to economically hedge the changes in interest rates of our borrowings that have traditionally been floating rates. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, our principal borrowing, the cap is no longer relevant as the notional amount of the interest rate caps exceeds the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to their fair market value, which is below one-thousand dollars as of September 30, 2008.
     As of September 30, 2008, we retained the credit risk on $2.3 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative Disclosure About Market Risk
     We believe our quantitative risk has not materially changed from our disclosure under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:
     Surrender of Subordinate MBS portfolio
     As of December 31, 2007, our Subordinate MBS had a carry value of approximately $82.7 million. In the first and second quarter of 2008, we took additional impairments of approximately $40.2 million, in the aggregate. On August 9, 2008, we surrendered the entire portfolio in complete satisfaction of a repurchase transaction of approximately $84.2 million that financed that portfolio. As of September 30, 2008, the Company no longer has exposure for Subordinate MBS.
     Substantial reduction in size of Agency MBS portfolio
     As of December 31, 2007, our Agency MBS portfolio had a carry value of approximately $30.0 million. During the nine months ended September 30, 2008, we reduced the amount of Agency MBS to approximately $5.3 million with approximately $1.1 million financed by Spinco. As a result, our exposure for Agency MBS has been substantially reduced.
     Limited exposure to markets until our contemplated merger is completed
     We do not contemplate investing in any mortgage assets other than Agency MBS until the merger is complete. We will invest in Agency MBS to the extent necessary to maintain compliance with certain exemptions from the 40 Act. For a more complete description of the contemplated merger see Note 14 to the Consolidated Financial Statements.
Qualitative Disclosure About Market Risk
     Our primary investments have historically been Mortgage Loan, Subordinate MBS and Agency MBS portfolios. As of September 30, 2008, our exposure to risk is relatively small portfolios of mortgage loans associated with a sponsored CMO and Agency MBS. We divide market risk into the four following areas: credit, interest rate, market value and prepayment. Within each of these risk areas, we seek to maintain a risk management process to protect the Company’s assets and maintain the dividend policy.
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
     Increased credit risk manifests itself through a combination of increasing mortgage loan delinquencies and decreasing housing prices. Over the past year, the domestic residential housing market has experienced significant weakness in certain geographic areas due to a combination of weak local economic conditions, excess housing inventory, rising interest rates and tightened mortgage lending standards. We invest in securities collateralized by prime residential mortgage loans. This sector of the market represents the best quality credits and lower loan to value ratios. However, prime mortgages are still vulnerable to economic stresses. Should housing prices remain depressed and expand to other geographic areas we would expect delinquencies and credit losses to increase even in mature portfolios.

     Mortgage Loan Portfolio
     We have leveraged credit risk in our Mortgage Loan portfolio as we issued CMO debt and retained the lower-rated bond classes. As with all of our portfolios, due diligence and ongoing surveillance is performed. A loan loss allowance has been established for our Mortgage Loan portfolio and is reviewed on at least a quarterly basis.
     Losses allocated to our retained subordinate bonds for the CMO for the nine months ended September 30, 2008 and 2007 were nominal as the CMO has seasoned and is less than 10% of its original issued amount. The loan loss allowance as of September 30, 2008, totaled $125,000.
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
     Agency MBS Portfolio
     Our Agency MBS trading portfolio consists of fixed-rate bonds, which historically were financed under one-month Repurchase Agreements that re-price monthly. To protect against potential losses due to a rise in interest rates, we have also historically entered into forward commitments to sell a similar amount of to be announced Fannie Mae and Freddie Mac Agency MBS with the same coupon interest rates as our whole pools. We do not have any forward sales commitments outstanding as of September 30, 2008 given the limited size of the portfolio and only limited financing.
     We have one bond with a carry value of approximately $1.1 million financed with a non-pricing note payable of approximately $1.1 million with our contemplated merger partner.
     See Note 14 to the Consolidated Financial Statements for a more complete description of the contemplated merger.
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
     We manage the market value risk through management of the other market risks described above and analysis of other asset specific attributes. We selectively sell assets, if possible, that do not meet our risk management guidelines and/or performance requirements. We manage the risk of increased financing margin requirements, if any, by maintaining a liquidity reserve policy that is based upon an analysis of interest rate and credit spread volatility. We maintain liquidity under our liquidity policy to enable us to meet increased margin requirements, if any, if the value of our assets decline.
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
     Agency MBS Portfolio
     Securities in our Agency MBS portfolio are generally classified as either trading or held to maturity. Changes in market value on our trading securities are included in income. Our trading securities are generally economically hedged with forward sales of like coupon Agency MBS and, therefore, changes in the market value of these assets will be substantially offset by similar changes in the value of the forward sold securities. Agency securities classified as held to maturity are reported at amortized cost. As of September 30, 2008, we did not have a hedge on our Agency MBS portfolio because of its small value.
Item 4. Controls and Procedures
     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, as amended, that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     There have been no material changes from Risk Factors as previously disclosed in our Form 10-K, as filed with the SEC on April 2, 2008, except for those certain Risk Factors set forth in our Form S-4 Registration Statement, as filed with the SEC on November 5, 2008, including, in particular, the following:
Failure to complete the merger could lead to our inability to continue as a viable entity.
     Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, we incurred a significant loss of liquidity over a short period of time. We also experienced a net loss of approximately $12.3 million and $80 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, and our current operations are not cash flow positive. If the spin-off and merger do not occur, additional sources of capital would be required for us to generate positive cash flow and continue operations beyond 2008. These events have raised substantial doubt about our ability to continue as a viable entity. Moreover, satisfaction or waiver of all conditions precedent to consummate the merger is a condition to closing under the exchange agreements with the Amster Parties and with Taberna. If the merger does not occur, the closings under the exchange agreements will not occur, and we will be required to pay to the Amster Parties $2.5 million of interest by January 31, 2009 and to Taberna $2.3 million of interest by December 31, 2008 under the existing trust preferred securities agreements. We may not be able to make such required payments.
     In addition, if the merger agreement is terminated and the merger does not occur, it is expected that Spinco will exercise its right under the loan and security agreement to demand repayment of all amounts owed by us to Spinco thereunder and, if we do not pay such amounts, to exercise its right under the loan and security agreement and the related securities account control agreement to foreclose upon all of the assets purchased by us with the proceeds of our borrowing from Spinco, which assets are held in a collateral account securing our obligations to Spinco. In such event, we may not have sufficient assets or access to financing to maintain our qualification as a REIT.
We may incur substantial expenses and payments if the merger does not occur.
     It is possible that the merger may not be completed. The closing of the merger depends on the satisfaction or waiver of specified conditions. Some of these conditions are beyond our control. For example, the closing of the merger is conditioned on approval by our stockholders. If this approval is not received the merger cannot be completed even if all of the other conditions to the merger are satisfied or waived. If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger. In addition, we may also be subject to additional risks if the merger is not completed, including:
   • depending on the reasons for termination of the merger agreement, the requirement that we pay Walter a termination fee of either $2 million if the termination occurs prior to December 31, 2008, or $3 million if the termination occurs on or after December 31, 2008;
   • substantial costs related to the merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the merger is completed; and
   • potential disruption to our businesses and distraction of our workforce and management team.
Failure to complete the merger could adversely impact our market price.
     If the merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.

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

Dated: November 14, 2008

	By:	/s/ HAROLD F. MCELRAFT

Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 14, 2008

INDEX TO EXHIBITS

Exhibit No.	Note	Description
2	(1)	Amended and Restated Agreement and Plan of Merger dated as of October 28, 2008, among Registrant, Walter Industries, Inc. and JWH Holding Company, LLC.

3.1	(2)	Amended and Restated Articles of Incorporation of Registrant

3.2	(3)	Amended and Restated By-Laws of Registrant

4.1	(4)	Specimen Common Stock Certificate of Registrant

4.2	(5)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3	(5)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4	(5)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5	(5)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6	(6)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.7	(6)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.8	(6)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.9	(6)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

4.10.1	(7)	Stockholder Protection Rights Agreement dated as of April 11, 2000 between Registrant and State Street Bank & Trust Company, as Rights Agent

4.10.2	(8)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

4.10.3	(8)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 between Registrant and EquiServe Trust Company, N.A.

4.10.4	(13)	Third Amendment to Stockholder Protection Rights Agreement, entered into as of September 30, 2008, between Registrant and EquiServe Trust Company, N.A.

10.1	(4)	Registration Rights Agreement dated as of September 19, 1997 among Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.2	(4)	Agreement and Plan of Recapitalization dated as of September 8, 1997 among Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.3	(4)	Bonus Incentive Compensation Plan dated as of September 9, 1997

10.4.1	(4)	1997 Executive and Non-Employee Director Stock Option Plan

10.4.2	(10)	1999 Equity Incentive Plan

10.5.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

Exhibit No.	Note	Description
10.5.2	(11)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.5.3	(12)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007

10.5.4	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and John A. Burchett.

10.6.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.6.2	(12)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007

10.6.3	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and Irma N. Tavares.

10.7.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak

10.7.2	(14)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.

10.8.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf

10.8.2	(11)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant

10.8.3	(14)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.

10.9.1	(15)	Employment Agreement dated as of January 1, 2000 between Registrant and Thomas P. Kaplan

10.9.2	(16)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant

10.10.1	(17)	Employment Agreement dated as of April 14, 2005 between Registrant and Harold F. McElraft

10.10.2	(12)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007

10.10.3	(18)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007

10.10.4	(13)	Second Amended and Restated Retention Agreement of Harold F. McElraft dated as of September 30, 2008

10.11.1	(12)	Retention Agreement of James C. Strickler dated as of November 27, 2007

10.11.2	(18)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007

10.11.3	(13)	Second Amended and Restated Retention Agreement of James C. Strickler dated as of September 30, 2008

10.12.1	(12)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007

10.12.2	(18)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007

10.12.3	(13)	Second Amended and Restated Retention Agreement of Suzette N. Berrios dated as of September 30, 2008.

10.13.1	(4)	Office Lease Agreement, dated as of March 1, 1994, between Metroplex Associates and Registrant, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.2	(16)	Second Modification and Extension of Lease Agreement dated April 22, 2002 between Metroplex Associates and Registrant

10.13.3	(16)	Third Modification of Lease Agreement dated May 8, 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation

Exhibit No.	Note	Description
10.13.4	(16)	Fourth Modification of Lease Agreement dated November 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.5	(19)	Fifth Modification of Lease Agreement dated October 9, 2003 between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.6	(20)	Sixth Modification of Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.

10.13.7	(6)	Seventh Modification of Lease Agreement dated December 16, 2005 between Metroplex Associates and Hanover Capital Partners 2, Ltd.

10.14.1	(10)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.

10.14.2	(19)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.

10.15.1	(16)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000

10.15.2	(5)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant

10.16	(19)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.

10.17	(11)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.18	(20)	Office Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.

10.19.1	(4)	Contribution Agreement dated September 19, 1997 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.19.2	(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.19.3	(21)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.20	(4)	Participation Agreement dated as of August 21, 1997 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.21	(4)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares

10.22.1	(22)	Management Agreement, dated as of January 1, 1998, between Registrant and Hanover Capital Partners Ltd.

10.22.2	(10)	Amendment Number One to Management Agreement, dated as of September 30, 1999

10.23.1	(23)	Amended and Restated Master Loan and Security Agreement among Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.23.2	(16)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.3	(11)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

Exhibit No.	Note	Description
10.23.4	(19)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.5	(20)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.6	(20)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.7	(20)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.8	(6)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.9	(24)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.10	(25)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.11	(25)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.12	(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.13	(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.14	(28)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.24	(15)	Asset Purchase Agreement, dated as of January 19, 2001 among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.

10.25	(16)	Amended and Restated Limited Liability Agreement as of November 21, 2002 among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.

10.36.1	(29)	Indemnity Agreement between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2	(29)	Indemnity Agreement between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3	(29)	Indemnity Agreement between Registrant and Joseph J. Freeman, dated as of July 1, 2004

Exhibit No.	Note	Description
10.36.4	(29)	Indemnity Agreement between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6	(29)	Indemnity Agreement between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.7	(29)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of July 1, 2004

10.36.8	(29)	Indemnity Agreement between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9	(29)	Indemnity Agreement between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10	(29)	Indemnity Agreement between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11	(29)	Indemnity Agreement between Registrant and George J. Ostendorf, dated as of July 1, 2004

10.36.12	(29)	Indemnity Agreement between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13	(29)	Indemnity Agreement between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14	(29)	Indemnity Agreement between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15	(29)	Indemnity Agreement between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16	(29)	Indemnity Agreement between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17	(17)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18	(6)	Indemnity Agreement between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37.1	(5)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.37.2	(13)	Exchange Agreement, dated as of September 30, 2008, between Registrant and Taberna Preferred Funding I, Ltd.

10.38.1	(30)	Master Repurchase Agreement among Sovereign Bank, as Buyer, Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005

10.38.2	(6)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank

10.38.3	(6)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company

10.39	(24)	ISDA Master Agreement dated April 3, 2006, between Registrant and SMBC Derivative Products Limited

10.40.1	(31)	Master Repurchase Agreement dated June 22, 2006, among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.40.2	(32)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, between Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.41	(33)	Warehouse Agreement between Merrill Lynch International and Registrant, dated as of August 28, 2006.

10.42	(14)	Asset Purchase Agreement between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007.

Exhibit No.	Note	Description
10.43.1	(34)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Registrant, as Seller, dated as of August 10, 2007

10.43.2	(34)	Stock Purchase Agreement between RCG, Ltd. and Registrant, dated August 10, 2007

10.43.3	(35)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Registrant

10.43.4	(36)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Registrant and RCG PB, Ltd.

10.43.5	(37)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller

10.43.6	(28)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller

10.44	(13)	Loan and Security Agreement, dated as of September 26, 2008, between Registrant and JWH Holding Company, LLC

10.45	(13)	Securities Account Control Agreement, dated as of September 25, 2008, among Registrant, JWH Holding Company, LLC, and Regions Bank.

10.46	(13)	Exchange Agreement, dated as of September 30, 2008, among Registrant, Amster Trading Company and Ramat Securities, LTD.

10.47	(13)	Voting Agreement, dated as of September 30, 2008, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC., John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

10.48	(13)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.

31.1	(38)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(38)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(39)	Certification by John A. Burchett and Harold F. McElraft pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2008.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.

(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(6)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(9)	Incorporated herein by reference to the Company’s Form S-4 registration statement, as filed with the Securities and Exchange Commission on November 5, 2008.

(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.

(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(19)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(20)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

Note	Notes to Exhibit Index
(22)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(23)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(24)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(29)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(30)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(32)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 2, 2008.

(33)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(34)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(35)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(36)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(37)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(38)	Filed herewith.

(39)	Furnished herewith.