Form 10-K
period 2008-12-31
HANOVER CAPITAL MORTGAGE HOLDINGS INC
filed 2009-03-31
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13417

Hanover Capital Mortgage Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	13-3950486 (I.R.S. Employer Identification No.)

200 Metroplex Drive, Suite 100, Edison, NJ (Address of principal executive offices)	08817 (Zip Code)

(732) 548-0101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price at which the common equity was last sold as of June 30, 2008, was $1,504,884.

The registrant had 8,654,562 shares of common stock outstanding as of March 25, 2009.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The Company

Hanover Capital Mortgage Holdings, Inc. (“We” or the “Company”) is a specialty finance company whose principal business has historically been to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. We avoid investments in sub-prime and Alt-A loans or securities collateralized by sub-prime or Alt-A loans. We historically leveraged our purchases of mortgage securities with borrowings obtained primarily through the use of sales with repurchase agreements (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis, however, for the majority of our investments, subordinate mortgage-backed securities (“Subordinate MBS”), the Repurchase Agreements were refinanced in August 2007, under a single Repurchase Agreement for a one-year fixed term basis that expired on August 9, 2008. We surrendered our entire portfolio of Subordinate MBS collateralizing the Repurchase Agreement, pursuant to its terms. As a result, after August 9, 2008, we no longer hold a portfolio of Subordinate MBS. We have no plans to purchase or hold Subordinate MBS until we are financially able to do so.

We conduct our operations as a real estate investment trust, or REIT, for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). We have one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). We are attempting to generate service fee income through HCP-2 by rendering valuations, loan sale advisory, and other related services to private companies and government agencies. We are maintaining our REIT business structure in order to complete the pending merger — described below under “Pending Special Meeting of Stockholders and Merger.” We do not have the financial resources to conduct business as in the past nor, until resolution of the pending merger, do we expect to undertake any of our traditional investing activities in mortgage loans and Subordinate MBS except to maintain the mortgage loans that collateralize our sponsored collateralized mortgage obligations (“CMO”) and make limited investments in agency mortgage-backed securities (whole pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”)). Since August 2008, minimal investments in whole-pool agency securities have been made in order to maintain our REIT status and our exemption as a regulated investment company under the Investment Company Act of 1940 (“40 Act”). Such agency investments have been facilitated in part by financing from our pending merger partner. After the pending merger, our business will be directed by the new management team which may include some or all of our traditional business activities.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $15.1 million and $80.0 million for the years ended December 31, 2008 and December 31, 2007, respectively, and our current operations are not cash flow positive. Additional sources of capital are required for us to generate positive cash flow and continue operations beyond mid 2009. These events have raised substantial doubt about our ability to continue as a going concern.

In order to preserve liquidity, while we explored opportunities and alternatives for the future, we undertook the following actions to progress through these unprecedented market conditions:

•	In August 2007, we converted the short-term revolving financing for our primary portfolio of Subordinate MBS to a fixed-term financing agreement that was due August 9, 2008 (the “Repurchase Transaction”). On August 6, 2008, we notified the lender, Ramius Capital Group, LLC (“Ramius”), of our election to pay all of the repurchase price due to Ramius on August 9, 2008, in kind and not with cash. Accordingly, we surrendered to Ramius, effective August 9, 2008, the entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement. We still continue to maintain the portfolio of Agency MBS.

•	In August 2007, we significantly reduced the short-term revolving financing for the other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On April 10, 2008, we repaid the outstanding balance of approximately $480,000 on the $20 million committed line of credit. On the $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility without an event of default thereunder.

•	We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. We have now deferred interest payments for four consecutive quarters, as allowed under each of these instruments, and can defer no more interest payments. Under the terms of these instruments, we were required to pay all deferred interest on December 31, 2008 and January 31, 2009, respectively, of approximately $4.8 million in the aggregate. We did not have sufficient funds to pay this obligation without an additional source of capital or a restructure of the indebtedness. However, on September 30, 2008, in connection with our pending merger, we entered into exchange agreements with each of the holders of the Company’s outstanding preferred securities; an exchange agreement with Taberna Preferred Funding I, Ltd., (“Taberna”), hereinafter the “Taberna Exchange Agreement” and an exchange agreement with Amster Trading Company and Ramat Securities, LTD, (the “Amster Parties”), hereinafter the “Amster Exchange Agreement,” and together with the Taberna Exchange Agreement, hereinafter the “Exchange Agreements,” as subsequently amended on February 6, 2009 to acquire (and subsequently cancel) the outstanding trust preferred securities of Hanover Statutory Trust I (“HST-I”) and the trust preferred securities of Hanover Statutory Trust II (“HST-II”), respectively, under which we will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

•	We sought additional capital alternatives for the future and engaged a financial advisor for this purpose. The financial advisor, Keefe, Bruyette & Woods, Inc. (“KBW”) introduced us to Walter, which led to the pending merger with Spinco.

Prior to 2007, mortgage industry service and technology related income was earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”). Effective January 12, 2007,

the assets of HCP’s due diligence business, representing substantially all of the assets of HCP, were sold to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC) (the “Buyer”), which also assumed certain liabilities related thereto. As a result, the net assets and liabilities and results of operations of HCP have been presented as discontinued operations in the accompanying financial information.

Our principal executive office is located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. We are a Maryland corporation organized in 1997.

Pending Special Meeting of Stockholders and Merger

On September 30, 2008, we entered into an Agreement and Plan of Merger, with Walter Industries, Inc. (“Walter”), JWH Holding Company (“JWHHC”), a wholly-owned subsidiary of Walter, which was amended and restated on October 28, 2008 and was subsequently amended and restated on February 6, 2009, to, among other things, add Walter Investment Management LLC (“Spinco”), a newly-created, wholly-owned subsidiary of Walter, as an additional party to the transaction. On February 17, 2009, the merger agreement was further amended to address certain closing conditions and certain Federal income tax consequences of the spin-off and merger. Our board of directors unanimously approved the merger, on the terms and conditions set forth in the second amended and restated merger agreement, as amended. In connection with the merger, the post-merger entity will be renamed “Walter Investment Management Corporation” (the “Surviving Corporation”). The merger agreement contemplates that the merger will occur no later than June 30, 2009. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, Walter or we, as the case may be, could be required to pay to the other party a termination fee in the amount of $2 million or $3 million, respectively.

Pursuant to the merger agreement, upon completion of the merger, and prior to the elimination of fractional shares, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, and Hanover stockholders (including the Amster Parties) will collectively own 1.5% (with the Amster Parties owning approximately 0.66% and the other Hanover stockholders owning the remaining 0.84%), of the shares of common stock of the Surviving Corporation outstanding or reserved for issuance in settlement of restricted stock units of the Surviving Corporation. In the merger, every 50 shares of Hanover common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of Hanover common stock and each other outstanding incentive award denominated in or related to Hanover common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable.

In addition, in connection with our pending merger, on September 30, 2008, we entered into an exchange agreement with Taberna and an exchange agreement with the Amster Parties (which exchange agreements were amended on February 6, 2009), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties, under which we will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

The Registration Statement of the Company on Form S-4, including the proxy statement/prospectus filed with the Securities and Exchange Commission relating to the planned merger of Spinco and the Company, was declared effective on February 18, 2009 by the Securities and Exchange Commission.

In connection with the planned merger, the Company has established a record date of February 17, 2009, and will hold a special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in the proxy statement/prospectus. Pending approval by the Company’s stockholders and the satisfaction of certain other conditions, the merger is expected to be completed in the second quarter 2009. No vote of Walter stockholders is required.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Pending Merger” and notes 1, 16 and 18 to the Consolidated Financial Statements included in this Report for a more complete description of the pending merger.

Developments in 2007 and 2008

Decline in Subordinate MBS Portfolio Valuation

As a result of the increase in the credit spreads and decreases in liquidity and the overall uncertainties in the mortgage industry during 2007, the estimated market values for our Subordinate MBS severely decreased.

Although we have not invested in subprime or Alt-A mortgages or mortgage-backed securities collateralized by subprime or Alt-A mortgages, we have been negatively impacted by the general decline in the market value of all residential mortgage assets due to the significant losses in the subprime sector of the residential mortgage industry that began to occur in the first half of 2007 and progressively worsened. The losses seem to be due to underwriting deficiencies, increases in interest rates on adjustable rate mortgages, and declining housing prices. These losses and the corresponding fervor of information reported through the media have caused the credit spreads (yield for credit risk) to increase for the industry as a whole and have caused overall investor demand for mortgage-backed securities to decrease.

The lower estimated fair values of our portfolio and the turmoil in the mortgage markets related to quality issues of loans in the subprime mortgage and mortgage securities markets negatively impacted and reduced the amounts at which we were able to borrow to finance the portfolio of securities collateralized by prime mortgages. As lenders used the declining market prices to value the securities financed, we were required to reduce with cash the amounts we borrowed. In some cases, lenders called for deposits of cash (“margin calls”) after an evaluation of recent fair value changes and before the maturity date of our Repurchase Agreements with them, which was usually 30 days from the origination or last roll.

Through August 9, 2007, our lenders regularly required us to repay a portion of amounts borrowed under our Repurchase Agreements. Although no lender terminated its Repurchase Agreement with us during the period prior to August 9, 2007, these repayments were a significant drain on our available cash. The increasing frequency and amount of required repayments in the period immediately prior to August 9, 2007 posed a threat to our ability to maintain our portfolio of Subordinate MBS. In response to these deteriorating market conditions, we entered into the Repurchase Transaction. The Repurchase Transaction replaced substantially all of our outstanding Repurchase Agreements, both committed and non-committed, which previously financed our subordinate mortgage-backed securities.

The estimated fair value of our portfolio significantly declined from August 2007 through 2008. The turmoil in the industry was much greater than the normal cyclical swings, and we are unable to predict when a recovery will occur and the level of the recovery.

As a result of the market deterioration, we determined the decline in the fair value of our Subordinate MBS portfolio was other than temporary and recorded impairment expense of $40.2 million and $73.6 million for the years ended December 31, 2008 and 2007, respectively. These amounts represent the difference between the adjusted cost basis and the estimated fair value at the date of the adjustments, determined on a security by security basis.

Financing Agreement

Pursuant to the Repurchase Transaction, we paid interest monthly at the annual rate of approximately 12%. Other consideration included all principal payments received on the underlying mortgage securities during the term of the Repurchase Transaction, a premium payment at the termination of the Repurchase Transaction and the issuance of 600,000 shares of our common stock (equal to approximately 7.4% of our then outstanding equity).

If we defaulted under the Repurchase Transaction, Ramius had customary remedies, including demanding that all assets be repurchased by us.

Under the terms of the Repurchase Transaction, the repurchase price for the securities on the repurchase date of August 9, 2008, assuming no event of default had occurred prior thereto, was an amount equal to the excess of (A) the sum of (i) the original purchase price of $80,932,928, (ii) $9,720,000, and (iii) $4,000,000 over (B) the excess of (i) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since August 10, 2007, over (ii) the sum of the “Monthly Additional Purchase Price Payments” (as defined below) paid by Ramius to us since August 10, 2007. The “Monthly Additional Purchase Price Payment” means, for each “Monthly Additional Purchase Price Payment Date,” which is the second Business day following the 25th calendar day of each month prior to the Repurchase Date, an amount equal to the excess of (A) all interest collections actually received by Ramius on the purchased securities, net of any applicable U.S. federal income tax withholding tax imposed on such interest collections, since the preceding Monthly Additional Purchase Price Payment Date (or in the case of the first Monthly Additional Purchase Price Payment Date, August 10, 2007) over (B) $810,000. If payment could not be made, Ramius would retain the pledged securities. However, there was no recourse to us.

On August 6, 2008, we notified Ramius of our election to pay all of the Repurchase Price due to Ramius on August 9, 2008, in kind and not with cash. Accordingly, we surrendered to Ramius, effective August 9, 2008, our entire portfolio of subordinate mortgage-backed securities in satisfaction of the outstanding obligations under the Repurchase Agreement. We still continue to maintain our portfolio of Agency mortgage-backed securities.

The effect on our financial position as of December 31, 2008, of surrendering the portfolio to satisfy the Repurchase Agreement liability was the elimination of our liability under the Repurchase Agreement, the elimination of the Subordinate MBS portfolio, elimination of certain deferred costs that were being amortized to the due date of the Repurchase Agreement and the loss of accrued interest receivable on the portfolio that was lost due to the surrender of the portfolio. The net gain from the surrender on August 9, 2008, of approximately $40.9 million, was the difference between the carry value of the debt and related accounts and the carry value of the securities which approximated fair value on that date.

American Stock Exchange Notice

On April 8, 2008, we received notice from the American Stock Exchange (“AMEX”) staff indicating that we were not in compliance with (1) Section 1003(a)(i) of the AMEX Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of our three most recent fiscal years, and (2) Section 1003(a)(iv) of the AMEX Company Guide in that we had sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired, that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. We were afforded the opportunity to submit a plan of compliance (the “Plan”) and, on May 8, 2008, submitted our Plan to the AMEX. The AMEX did not, at that time, accept our plan, and we appealed its decision with a scheduled hearing date of August 26, 2008. In support of our position, we submitted to the AMEX on a confidential basis, certain supplemental materials in advance of such hearing date. Such supplemental materials included the then most recent draft of the merger agreement and other documents related to the merger with Spinco. Based on those supplemental materials, the AMEX notified us on August 25, 2008 that it was canceling the hearing and granting us an extension to regain compliance with the continued listing standards.

On October 1, 2008, AMEX merged with the New York Stock Exchange (“NYSE”), and all companies formerly trading on AMEX now trade on the NYSE Amex platform. Currently, we are subject to periodic review by the NYSE Amex staff during the extension period. Failure to make progress consistent with the Plan and to achieve certain milestones, the Surviving Corporation meeting the continued listing standards of NYSE Amex or a failure to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted from NYSE Amex. On November 21, 2008, we requested an extension of the December 31, 2008, milestone date established to complete the merger, which the NYSE Amex staff extended through February 27, 2009, via a letter dated January 6, 2009. On February 11, 2009, we requested an additional extension to complete the merger in light of the second amendment and restatement of the merger agreement, the amendment of both exchange agreements and the continued progress of the Company and the Walter Parties toward completion of the merger and related transactions. On February 24, 2009, the NYSE Amex staff notified us that it had granted us a further extension until June 30, 2009 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Exchange Company Guide.

In connection with the merger, the Company and Spinco are submitting an additional listing application to the NYSE Amex to list the shares being issued in connection with the merger and expect the application to be approved pending the closing of the merger.

Default by tenant under Sublease Agreement

In January 2007, pursuant to the terms of an asset purchase agreement, we sold to the Buyer certain assets of our wholly-owned subsidiary, HCP-2. As part of that transaction, HCP-2 and the Buyer entered into a Consent to Assignment whereby Buyer assumed all of HCP-2’s obligations under a Lease Agreement dated March 1, 1994. Terwin Holdings, LLC (“Terwin”), the parent company of Buyer, guaranteed Buyer’s payment obligations under the lease. The lease, which expires October 31, 2010, provides for a monthly rental of $32,028. Should the Buyer fail to make the rental payments under the lease, and Terwin not honor its Guarantee, the remaining rental obligations under the lease would become an obligation of Hanover.

In November 2008, we received notice that the Buyer had not honored the lease payments and, therefore, the landlord is seeking payment from us. For the period ended September 30, 2008, we accrued a liability for the obligations under the defaulted sub-lease of approximately $1.0 million. We brought this obligation under the lease current (approximately $93,000 in arrears) and will work with the landlord to find new tenant(s). We also intend, and have retained counsel, to pursue any and all available legal remedies against Terwin, as guarantor, to honor its obligations. Receipts from future subtenants, if any, will reduce our payment amount under the liability. The estimated remaining rental obligations under the lease plus past due rents for the period January 1, 2009 through lease expiration, is approximately $0.8 million, which includes the monthly rental payment and estimated common area charges.

Agency MBS Portfolio

These securities are highly liquid assets as they are actively traded securities with several major primary dealers making two-way markets in Agency MBS (Fannie Mae, Freddie Mac, and Ginnie Mae).

On August 15, 2007, we sold the entire portfolio of Agency MBS. This portfolio was held primarily to meet certain exemptive provisions of the 40 Act. The sales were necessary in order to generate some liquidity and close existing borrowing positions with lenders. On August 29, 2007, we separately financed the acquisition of approximately $30 million of Agency MBS with a 30-day revolving Repurchase Agreement. In February 2008 and March 2008, we sold all of the Agency MBS and repaid all related Repurchase Agreements in order to generate some liquidity and close existing Repurchase Agreements on this portfolio. In March 2008, we purchased approximately $4.2 million of Agency MBS without any financing.

In September 2008, we entered into a loan and security agreement with Spinco, which was subsequently amended on February 6, 2009, to borrow up to $5.0 million to purchase Agency MBS. This facility will allow us to acquire Agency MBS for maintenance of compliance with certain exemptions under 40 Act.

Other Subordinate Security — Decline in Valuation

Although we have no plans or intentions to sell the other subordinate security, there is uncertainty regarding our ability to continue operations beyond mid 2009 and, therefore, there is uncertainty regarding our ability to hold this security until either the maturity of the security or the recovery of the estimated fair value occurs. As a result, as of December 31, 2007, we re-assessed the classification of this security and determined the classification should be changed from held-to-maturity to available-for-sale. The decline in the estimated fair value of this security is primarily due to increases in credit spreads and not from declines in the underlying credit performance of the security. We are unable to predict when a recovery of the estimated fair value will occur. As a result, we recorded the difference between the adjusted cost basis and the estimated fair value of the security as impairment expense for the year ended December 31, 2007.

Sale of HCP

On January 16, 2007, we completed the sale of the due diligence business to Buyer. The transaction became effective on the Effective Date of January 12, 2007. The sale was effected through the sale of certain assets and assumption of certain liabilities of HCP-2. We will continue to utilize the name Hanover Capital Partners 2, Ltd., and plan to continue to perform certain financial and technology functions and other services through this entity.

Sale of Pedestal

In October 2007, we sold our wholly owned, indirect subsidiary, Pedestal Capital Markets, Inc. (“Pedestal”), a registered broker/dealer and a direct wholly owned subsidiary of HCP-2, to Bonds.com Holdings, Inc., for approximately $92,000. We recognized a loss of approximately $41,000 on this sale. Pedestal was one of two wholly owned broker/dealers.

REIT Operations

General

Our principal business historically has been to generate net interest income by investing in Subordinate MBS, collateralized by pools of prime single-family mortgage loans, and purchasing prime whole single-family mortgage loans for investment, securitization and resale. Our primary strategy was to purchase the junior tranches of prime residential mortgage securitizations, which are exposed to the first credit losses of the underlying loan pool (“non-investment grade” or “first loss” tranches), and generally represent under 1% of the total principal balance of all loans in the pool. These investments were purchased at a discount to par value. The collateral underlying the securitizations in these investments are comprised of prime, jumbo single-family mortgage loans that are usually conforming, except for loan size.

The Subordinate MBS historically traded in the marketplace at substantial discounts to par value and, therefore, the earnings potential of these securities was much greater. By way of example, if a $1,000 series security were purchased at a 50% discount to par, or $500, the security’s stated interest rate would apply to the entire $1,000 until losses, if any, erode the principal amount. As a result, these securities historically provided a much higher effective return because we paid less than par to acquire the security. We believe that we have the experience, knowledge, and technical ability to actively evaluate and monitor the risks associated with these investments and, therefore, can minimize the losses that might otherwise be incurred by a passive or less knowledgeable investor, although there is no assurance that we will be successful.

The following table provides an illustration of a typical securitization structure, with hypothetical amounts and identification of our primary investment focus:

We have attempted to increase the earnings potential in our investments by leveraging the purchases of mortgage securities with borrowings obtained primarily through the use of sales with Repurchase Agreements. Historically, the borrowings under these Repurchase Agreements were on a 30 day revolving basis and were generally at 50 to 97 percent of the security’s fair market value, depending on the security, and were adjusted to market value each month as the Repurchase Agreements were re-established. On August 10, 2007, because of a severe liquidity position created by large margin calls and diminishing credit available to us, we entered into a new Repurchase Agreement and repaid substantially all of our then outstanding Repurchase Agreements. This Repurchase Agreement had a term of one year, was not adjusted to market value, and had a significantly higher effective interest rate than our previous borrowings. Effective August 9, 2008, we surrendered to Ramius our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement.

Although we have never utilized a securitization such as Collateralized Debt Obligations (“CDOs”), we may use CDOs or other similar securitizations as a source of funding for investments in Subordinate MBS if the capital markets improve. In such a securitization, investments in Subordinate MBS are sold to an independent securitization entity that creates securities backed by those assets, the CDOs, and then sells these newly-created securities to both domestic and international investors. Most of the securities created and sold have historically received the highest credit rating of AAA, so the interest paid out is relatively low. We would expect to typically generate a profit from these securitization entities, consisting of the yield on the securitized assets less the interest payments made to the holders of the CDO securities sold. Currently, the CDO market is inactive.

We may purchase mortgage loans that are offered for sale in pools of loans. Often these pools of loans contain a mixture of loans that meet our investment parameters and some that do not. By using our experience, knowledge, and technology to evaluate and stratify these mortgage loans, we identify and put into a separate pool, or pools, the loans that do not meet our investment parameters. These loans are sold in the marketplace and the remaining mortgage loans, those that meet the investment parameters, are held for investment purposes.

Depending on market conditions and the quality of mortgage loans available for purchase in the marketplace, we may pool certain investment mortgages, mortgages that have met our investment parameters, and cause them to become collateral for a CMO. The CMO is usually divided into several maturity classes, called series or tranches that are sold to investors and that have varying degrees of claims on any cash flows or losses on the mortgage loans held as collateral. In such securitizations, our intent is to hold or retain for investment purposes the highest risk series or tranches. The highest risk series often are charged with losses before the other series and receive cash flows after the other series with higher priority on cash flows are paid. The investment cost in these higher risk securities are substantially discounted from the par value and, consistent with the previous example, are a potentially higher interest earning security.

We invest in whole-pool Fannie Mae and Freddie Mac mortgage-backed securities, Agency MBS. Only Agency MBS that represent an entire pool of mortgages, not just part of a pool of mortgages, are purchased. These securities are purchased when our monitoring model of limits for exemption under the 40 Act suggests that the total assets represented by qualifying real estate investments may need to be supported by additional purchases of Agency MBS. Such assets are sold when our other qualifying real estate investments are of sufficient amounts to maintain the exemptive limits. These Agency MBS are readily marketable and contain guarantees by the sponsoring agency such that credit risks are minimal.

We do not take deposits or raise money in any way that would subject us to consumer lending or banking regulations and we do not deal directly with consumers. On occasion, we may receive income from real estate investment management services that can include asset management and administrative services.

Revolving Repurchase Agreements — Financing

We historically financed purchases of mortgage-related assets with equity and short-term borrowings through Repurchase Agreements. Generally, upon repayment of each borrowing, the mortgage asset used to secure the borrowing will immediately be pledged to secure a new Repurchase Agreement.

A Repurchase Agreement, although structured as a sale and repurchase obligation, is a financing transaction in which we pledge our mortgage-related assets as collateral to secure a short-term loan. Generally, the counterparty to the agreement will lend an amount equal to a percentage of the market value of the pledged collateral, ranging from 50% to 97% depending on the credit quality, liquidity and price volatility of the collateral pledged. At the maturity of the Repurchase Agreement, we repay the loan and reclaim the collateral or enter into a new Repurchase Agreement. Under Repurchase Agreements, we retain the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which holders of the collateral would ordinarily vote. If we default on a payment obligation under such agreements, the lending party may liquidate the collateral.

To reduce exposure to the liquidity and credit risk of Repurchase Agreements, we historically entered into these arrangements with several different counterparties. We monitored our exposure to the financial condition of the counterparty on a regular basis, including the percentage of our mortgage securities that are the subject of Repurchase Agreements with a single lender. Our Repurchase Agreement borrowings bore short-term (one year or less) fixed interest rates indexed to the one-month London Interbank Offered Rate Index (“LIBOR”), plus a margin ranging from 0 to 200 basis points depending on the overall quality of the mortgage-related assets. Generally, the Repurchase Agreements required us to deposit additional collateral or reduce the amount of borrowings in the event the market value of existing collateral declines, which, in dramatically rising interest-rate markets, could require us to repay a significant portion of the borrowings, pledge additional collateral to the loan, or sell assets to reduce the borrowings.

As of December 31, 2008, there is virtually no availability of repurchase financing for our type of investments.

Investment Management

Our portfolio management processes have addressed four primary investment risks associated with the types of investments we have made: credit risk (including counterparty risk), interest rate risk, prepayment risk and liquidity risk. In order to maximize net interest income, we believed we developed an effective asset/liability management program to provide a level of protection against the costs of credit, interest rate, prepayment and liquidity risk; however, no strategy can completely insulate us from these risks. The impact of recent events in the financial markets on our financial position and results of operations has been severe and demonstrated that our management program, although in the past considered effective by our management, proved inadequate to anticipate the unprecedented liquidity crisis that overtook the financial markets prior to August 2008.

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

Subordinate MBS — our Subordinate MBS portfolio historically consisted of both fixed-rate and adjustable-rate securities. We manage effects of rising interest rates on the financing of our Subordinate MBS portfolio through the purchase of long-term, out-of-the-money, interest rate caps indexed to one-month LIBOR. Increases in one-month LIBOR will decrease our net interest spread until one-month LIBOR reaches the cap strike rate. Once one-month LIBOR is at or above the cap rate, the cap will pay us, on a monthly basis, the difference between the current one-month LIBOR rate and the cap strike rate.

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

Although we have not currently done so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133. To receive such treatment requires extensive management and documentation, but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as occurs with our use of freestanding derivatives (e.g. interest rate caps) as discussed above. Under SFAS No. 133, we would use qualifying hedges to meet strategic economic objectives, while maintaining adequate liquidity and flexibility, by managing interest rate risk mitigation strategies that should result in a lesser amount of earnings volatility under GAAP as occurs when using freestanding derivatives.

A rise in interest rates may also decrease the market value of the Subordinate MBS and thereby cause financing firms to require additional collateral. The unforeseen or under anticipated need to meet additional collateral requirements is known as “margin risk”. We have managed margin risk with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets. See “Developments in 2007 and 2008” and “Liquidity Risk — Capital Allocation Guidelines (CAG)” in this section for additional information.

Mortgage Loans — our mortgage loan investments consist of both fixed-rate and adjustable-rate mortgage loans. Rising interest rates may both decrease the market value of the mortgage loans and increase the cost of Repurchase Agreement financing.

A rise in interest rates may cause a decrease in the market value of the mortgage loans and thereby may cause financing firms to require additional collateral. We have managed the unforeseen or under anticipated need to meet additional collateral requirements with our liquidity policy, whereby a percentage of the financed amount is held in cash or cash equivalents or other readily marketable assets. See “Developments in 2007 and 2008” and “Liquidity Risk — Capital Allocation Guidelines (CAG)” and in this section for additional information.

A pool or pools of mortgage loans may reach a size where hedging our borrowing rates that finance the mortgage loan purchases may be prudent in order to avoid the increased interest expense associated with rising interest rates. In such circumstances, although we have not done, so, we may use designated hedges such that the derivatives used will qualify for “hedge accounting” under SFAS 133. To receive such treatment requires extensive detail management and documentation but the costs associated with such processes may be justified compared to the mark to market consequences of not qualifying under SFAS 133 as discussed above.

Agency MBS — our Agency MBS portfolio consists solely of fixed-rate securities. Depending on the overall size of the Agency MBS portfolio, we may enter into forward commitments to sell a similar amount of Agency MBS with the same coupon rates on a to-be-announced basis, “TBA”. This is an economic hedging strategy and cannot insulate us completely from interest rate risks. In addition, economic hedging involves transaction and other costs which can increase, sometimes dramatically, as the period covered by the economic hedge increases. As a result, these hedging activities may significantly reduce net interest income on Agency MBS.

Prepayment Risk Management

Prepayment risk is the risk that homeowners will pay more than their required monthly mortgage payments including payoff of mortgages. As prepayments occur, the amount of principal retained in the security declines faster than what may have been expected, thereby shortening the average life of the security by returning principal prematurely to the holder, potentially at a time when interest rates are low, as prepayment is usually associated with declining interest rates. Prepayments could cause losses if we paid a premium for the security. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net earnings, dividends, cash flow and net balance sheet market value.

Liquidity Risk — Capital Allocation Guidelines (CAG)

We have capital allocation guidelines (“CAG”) to strike a balance in the ratio of debt to equity. Modifications to the CAG require the approval of a majority of the members of our board of directors. The CAG establishes a liquidity requirement and leverage criteria for each class of investment which is intended to keep the leverage balanced by:

•	matching the amount of leverage to the level of risk (return and liquidity) of each investment; and

•	monitoring the credit and prepayment performance of each investment to adjust the required capital.

Each quarter, we subtract the face amount of the financing used for the securities from the current market value of the mortgage assets to obtain the current equity positions. We then compare this value to the required capital as determined by the CAG. Management is required to maintain the guidelines established in the CAG and adjust the portfolio accordingly.

With approval of the board of directors, management may change the CAG criteria for a class of investments or for an individual investment based on the prepayment and credit performance relative to the market and our ability to predict or economically hedge the risk of the investments.

As a result of these procedures, the leverage of our balance sheet will change with the performance of the investments. Good credit or prepayment performance may release equity for purchases of additional investments. Poor credit or prepayment performance may cause additional equity to be allocated to existing investments, forcing a reduction in investments on the balance sheet. In either case, the periodic performance evaluation, along with the corresponding leverage adjustments, is intended to maintain an appropriate level of leverage and reduce the risk to our capital base.

The estimated market values of our Subordinate MBS severely declined during 2007. As a result of the increase in credit spreads and decreases in liquidity and the overall uncertainties in the mortgage industry during 2007, our CAG did not fully anticipate such a severe disruption in the market. We did not have sufficient cash or capital, given the severity and quickness of the declines in the value of the Subordinate MBS portfolio, to meet expected margin calls. As a result, in order to avoid any defaults or lose any of the Subordinate MBS portfolio, we entered into the Repurchase Transaction in August 2007 to mitigate the impact of these negative events.

Non-Core Business and Elimination of Segment Report

In line with our strategy to focus on the portfolio operations, we reduced the technology and loan sale advisory (“LSA”) operations that were conducted through HT in 2006, and completed the sale of the due diligence operations in 2007.

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

For the year ended December 31, 2006 and prior periods, we reported results of operations for three segments: REIT operations, HCP and HT. As a result of the sale of HCP and the significant decrease in the operations of HT in 2006 and the beginning of 2007, we now have only one segment.

Regulation

Hanover Capital Securities, Inc. (“HCS”) is a wholly owned subsidiary of HCP-2 and is a broker/dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority.

Competition

We compete with a variety of institutional investors for the acquisition of mortgage-related assets. These investors include other REITs, investment banking firms, savings banks, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in mortgage-related assets and other investment assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. While there was historically a broad supply of liquid mortgage securities for companies like us to purchase, we cannot provide assurances that we will be successful in acquiring mortgage-related assets that we deem suitable for us, because of such other investors competing for the purchase of these securities.

Employees

As of December 31, 2008, we had 16 full-time employees. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees is subject to collective bargaining agreements.

Trademarks

We have four trademarks that have been registered with the United States Patent and Trademark Office which expire in September 2013, May 2014, June 2014 and September 2014, respectively.

Federal Income Tax Considerations

General

We have elected to be treated as a REIT for Federal income tax purposes, pursuant to the Code. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their stockholders. This treatment eliminates most of the “double taxation” (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. In the event that we do not qualify as a REIT in any year, we would be subject to Federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our stockholders would be reduced. We believe we have satisfied the requirements for qualification as a REIT since commencement of our operations in September 1997. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below. At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us or our stockholders. Congress enacted legislation that went into effect on January 1, 2003 and reduced the Federal tax rate on both qualified dividend income and long-term capital gains for individuals to 15% through 2010. Because REITs generally are not subject to corporate income tax, this reduced tax rate does not generally apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

1. long-term capital gains recognized on the disposition of REIT shares;

2. REIT capital gain distributions and a stockholder’s share of a REIT’s undistributed net capital gains (except, in either case, to the extent attributable to real estate depreciation, in which case such distributions will be subject to a 25% tax rate);

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

Ownership of Common Stock

For all taxable years after our first taxable year, our shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at any time during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals, taking into account complex attribution of ownership rules. We are required to maintain records regarding the actual and constructive ownership of our shares, and other information, and to demand statements from persons owning above a certain level of our shares regarding their ownership of shares. We must keep a list of those stockholders who fail to reply to such a demand. We are required to use (and do use) the calendar year as our taxable year for income tax reporting purposes.

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

95% income test

In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. We intend to limit substantially all of the assets that we acquire to assets that can be expected to produce income that qualifies under the 75% Income Test. Our policy to maintain REIT status may limit the types of assets, including hedging contracts and other securities that we otherwise might acquire.

Distributions

We must distribute to our stockholders on a pro rata basis each year an amount equal to at least;

(i) 90% of our taxable income before deduction of dividends paid and excluding net capital gains, plus

(ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less

(iii) certain “excess noncash income.”

We intend to make distributions to our stockholders in sufficient amounts to meet this 90% distribution requirement.

If we fail to distribute to our stockholders with respect to each calendar year at least the sum of;

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

Taxation of the Company’s Stockholders

For any taxable year in which we are treated as a REIT for Federal income tax purposes, amounts distributed by us to our stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for Federal income tax purposes unless properly designated by us as capital gain dividends. Dividends declared during the last quarter of a calendar year and actually paid during January of the immediately following calendar year are generally treated as if received by the stockholders on December 31 of the calendar year during which they were declared.

Our dividend distributions will not generally be qualified dividend income eligible for the 15% maximum rate applicable to such income received by individuals during the period 2003 through 2008. Our distributions will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any of our net operating losses or capital losses. If we designate one or more dividends, or parts thereof, as a capital gain dividend in a written notice to the stockholders, the stockholders shall treat as long-term capital gain the lesser of (i) the aggregate amount so designated for the taxable year or (ii) our net capital gain for the taxable year. Each stockholder will include in his long-term capital gains for the taxable year such amount of our undistributed as well as distributed net capital gain, if any, for the taxable year as is designated by us in a written notice. We will be subject to a corporate level tax on such undistributed gain and the stockholder will be deemed to have paid as an income tax for the taxable year his distributive share of the tax paid by us on the undistributed gain.

Any loss on the sale or exchange of shares of our common stock held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (or undistributed capital gain included) with respect to the common stock held by such stockholder.

If we make distributions to our stockholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares. We will withhold 30% of dividend distributions to stockholders that we know to be foreign persons unless the stockholder provides us with a properly completed IRS form claiming a reduced withholding rate under an applicable income tax treaty.

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

Errors have been made in the reporting of tax components of distributions to our stockholders from time to time. The errors relate to the change in estimates used in computation of our tax earnings and profits for those years and had the effect of misstating the return of capital component of our distributions and correspondingly the dividend income component. In order to address the incorrect reporting of these distributions, corrected Forms 1099-DIV were sent to our stockholders as considered appropriate. The IRS can assess penalties against us for delivering inaccurate Forms 1099-DIV, ranging from $50 to $100 for each incorrect Form 1099-DIV sent to stockholders. However, the IRS can also waive any penalty upon a showing by us that the error was due to reasonable cause and not willful neglect. The imposition by the IRS of penalties to which the inaccurate Forms 1099-DIV may be subject could adversely affect the results of operations.

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

IRS Closing Agreement and REIT Determination

Pursuant to the merger agreement, the Company agreed to use its reasonable best efforts to execute an IRS Form 906, Closing Agreement on Final Determination Covering Specific Tax Matters, that resolves certain REIT qualification issues raised in a submission we made to the IRS on August 25, 2008, which is referred to herein as the “IRS Closing Agreement” or to obtain from the IRS a formal, binding determination other than the IRS Closing Agreement to the effect that the assets which are the subject of that submission, were, for purposes of Section 856(c) of the Code, “cash items” and therefore that the investment by us in such assets will not cause us to fail to qualify as a REIT for any taxable year, or otherwise to the effect that we have qualified as a REIT for all taxable years, which is referred to herein as the “REIT Determination.” The IRS Closing Agreement was finalized and signed on March 20, 2009.

Available Information

Hanover makes available on its website, www.hanovercapitalholdings.com, at no cost, electronic filings with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on

Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed. In addition, through the same link, Hanover makes available certain of its Corporate Governance documents including the Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Code of Conduct and Business Ethics, and the Code of Ethics for Principal Executive and Senior Financial Officers. Information on our website is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

Risks Relating To the Pending Merger

Failure to complete the merger could lead to the inability of the Company to continue as a viable entity.

Our current operations are not cashflow positive and our assets and capital have been eroded by significant losses in the last two years. If the merger do not occur, additional sources of capital would be required for us to generate positive cashflow and continue operations. These events have raised substantial doubt about our ability to continue as a viable entity. Moreover, satisfaction or waiver of all conditions precedent to consummate the merger is a condition to closing under the exchange agreements with Taberna and the Amster Parties. If the merger does not occur, the closings under the exchange agreements will not occur, and we will be required to pay, in the aggregate under the two existing trust preferred securities agreements, approximately $4.8 million of interest as of January 30, 2009. We do not have the resources to make such required payments.

In addition, if the merger agreement is terminated and the merger does not occur, it is expected that JWHHC (or Spinco as anticipated assignee of JWHHC’s rights thereunder prior to the spin-off) will exercise its right under the amended and restated loan and security agreement with us to demand repayment of all amounts owed to JWHHC (or Spinco) thereunder and, if we do not pay all amounts borrowed pursuant to the REIT loan facility, to exercise its right under the amended and restated loan and security agreement and the related securities account control agreement to foreclose upon all of the assets purchased by us with the proceeds of our borrowings under the REIT loan facility, which assets are held in a collateral account securing our obligations to JWHHC (or Spinco) under the REIT loan facility. As of February 28, 2009, we owed JWHHC $2.9 million in principal, including $2.3 million under the REIT loan facility and $600,000 under one of the two unsecured loan facilities provided for by the amended and restated loan and security agreement, and approximately $37,000 in accrued interest under the amended and restated loan and security agreement. In such event, we would likely not have sufficient assets or access to financing to, among other things, maintain our qualification as a REIT.

We will incur substantial expenses and payments if the merger does not occur.

The closing of the merger depends on the satisfaction of specified conditions. Some of these conditions are beyond our control. For example, the closing of the merger is conditioned on approval by our stockholders. If this approval is not received the merger cannot be completed even if all of the other conditions to the merger are satisfied or waived. If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger. In addition, we may also be subject to additional risks if the merger is not completed, including:

•	depending on the reasons for termination of the merger agreement, the requirement that we pay Walter a termination fee of $3 million;

•	substantial costs related to the merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the merger is completed; and

•	potential disruption to the businesses and distraction of our workforce and management team.

Failure to complete the merger could adversely impact the Company’s market price.

If the merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.

The NYSE Amex (formerly the American Stock Exchange) has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE Amex, the price and liquidity of our stock will be negatively affected.

As described under “Business — Developments in 2007 and 2008 — American Stock Exchange Notice,” we have received an extension from the NYSE Amex staff to June 30, 2009 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the NYSE Amex Company Guide.

If our securities are delisted from NYSE Amex, then we may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE Amex. As a result, if we are delisted by NYSE Amex or we transfer our stock to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically. Delisting of our stock from NYSE Amex could make trading our stock more difficult for investors, leading to declines in share price. Delisting of our stock may also make it more difficult and expensive for us to raise additional capital.

In connection with the merger, the Company and Spinco are submitting an additional listing application to the NYSE Amex to list the shares being issued in connection with the merger and expect the application to be approved pending the closing of the merger, however we cannot assure that such application will be approved.

Risks Related to the Company’s Business Assuming the Consummation of the Pending Merger

Sales of a substantial number of shares of the common stock of the Surviving Corporation following the merger may adversely affect its market price and the issuance of additional shares will dilute all other stockholdings.

Sales or distributions of a substantial number of shares of the common stock of the Surviving Corporation in the public market or otherwise following the merger, or the perception that such sales could occur, could adversely affect the market price of its common stock. After the merger, all of the shares of the common stock of the Surviving Corporation will be eligible for immediate resale in the public market. Investment criteria of certain investment funds and other holders of the common stock of the Surviving Corporation may result in the immediate sale of its common stock after the merger to the extent such stock does not meet their criteria. In addition, to the extent that Walter’s common stockholders (who will own, in the aggregate approximately 98.5% of the Surviving Corporation’s common stock following the merger) assign the majority of Walter’s market value to its Natural Resources and Sloss segments, such investors may choose to sell the Surviving Corporation’s stock. Substantial selling of Surviving Corporation common stock, whether as a result of the merger or otherwise, could adversely affect the market price of its common stock.

The Surviving Corporation may not realize the anticipated synergies, cost savings and growth opportunities from the merger.

The success of the merger will depend, in part, on the ability of the Surviving Corporation to realize the anticipated synergies, cost savings and growth opportunities from integrating our businesses with those of Spinco. The Surviving Corporation’s success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of the businesses and operations of the Company and Spinco. Even if the companies are able to integrate their business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings and growth opportunities that they currently expect from this integration or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies. A part of the Surviving Corporation’s growth strategy depends on the availability and willingness of third-party loan portfolio owners to outsource servicing of their loan portfolio to it and its ability to successfully integrate that business into the existing financing business. There can be no assurance that the Surviving Corporation will be able to implement that strategy successfully.

We cannot predict the price range or volatility of the common stock of the Surviving Corporation after the merger.

From time to time, the market price and volume of shares traded of companies in the sub-prime mortgage finance industry experience periods of significant volatility. Since 2007, the sub-prime mortgage finance markets have experienced historically significant volatility, which may continue after the effective time of the merger. Company-specific issues and developments generally in the sub-prime mortgage industry or the economy may cause this volatility. The market price of the common stock of the Surviving Corporation may fluctuate in response to a number of events and factors, including:

•	general economic, market and political conditions;

•	availability of debt and equity capital markets;

•	quarterly variations in results of operations or results of operations that could be below the expectations of public market analysts and investors;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and market price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to the Surviving Corporation or its competitors or relating to trends in the Surviving Corporation’s markets; and

•	sales of common stock or other securities by insiders.

In addition, broad market and industry fluctuations, as well as investor perception and the depth and liquidity of the market for the common stock of the Surviving Corporation, may adversely affect the trading price of its common stock, regardless of actual operating performance.

There can be no assurance as to the price at which the common stock of the Surviving Corporation will trade after the distribution date. Until its common stock is fully distributed and an orderly market develops in its common stock, the price at which its common stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.

If the spin-off does not constitute a tax-free spin-off or the merger does not constitute a tax-free reorganization under the Code, then one or more of Walter, the Surviving Corporation and Walter stockholders may be responsible for the payment of U.S. federal income taxes.

The spin-off and merger are conditioned upon, among other things, Walter’s receipt of a ruling from the IRS to the effect that (among other things) the spin-off would be tax-free to Walter, Spinco and Walter stockholders for U.S. federal income tax purposes under Section 355 of the Code. Although a private letter ruling from the IRS is generally binding upon the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Walter and the Surviving Corporation will not be able to rely on the ruling.

In addition, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Therefore, the spin-off and merger are also conditioned on Walter’s receipt of an opinion from its accountants as to the satisfaction of these required qualifying conditions for the application to the spin-off of Section 355 of the Code. Such tax opinion is not binding on the IRS or the courts. Lastly, the spin-off and merger are conditioned, among other things, on Walter’s and Spinco’s receipt of an opinion from their counsel and the Company’s receipt of an opinion from its counsel, each to the effect that the merger will be treated as a tax-free reorganization within the meaning of Section 368 of the Code.

On February 17, 2009, the merger agreement was amended to eliminate Walter’s and Spinco’s right to waive the condition to closing relating to receipt by Walter of rulings from the IRS and an opinion from Walter’s accountants in respect of the tax-free nature of the spin-off and certain other federal income tax consequences of the spin-off and merger.

These opinions will rely on, among other things, current law and certain representations and assumptions as to factual matters made by Walter, Spinco and the Company. Any change in applicable law or the failure of any factual representation or assumption to be true and complete in all material respects, could adversely affect the conclusions reached in these opinions. The opinions will not be binding on the IRS or the courts, and the IRS and the courts may not agree with the opinions.

The historical consolidated financial information of JWHHC and Spinco may not be indicative of Spinco’s results as an independent company and may not be a reliable indicator of its historical or future results.

Spinco and JWHHC are each currently a fully integrated part of Walter. Consequently, the financial information of JWHHC and Spinco provided to us does not include all of the expenses that would have been incurred by them had JWHHC and Spinco been separate, stand-alone entities. However, the historical consolidated financial statements include certain costs and expenses that have been allocated to JWHHC or Spinco from Walter. The historical and pro forma financial information of JWHHC or Spinco may not reflect what the results of operations, financial position and cash flows of them would have been had JWHHC and Spinco been operated as independent companies during the periods presented or be indicative of what the Surviving Corporation’s results of operations, financial position and cash flows may be in the future when it is operated as an independent company. This is primarily a result of the following factors:

•	JWHHC’s historical financial information reflects allocations for services historically provided by Walter, and it is expected that these allocations will be different from the costs that the Surviving Corporation will incur for these services in the future as a smaller independent company, including with respect to services provided by Walter under any transition services agreement and other commercial service agreements with JWHHC or Spinco. Walter expects that, in some instances, the costs incurred for these services as a smaller independent company will be higher than the share of total Walter expenses allocated to these businesses historically;

•	JWHHC’s historical financial information reflects related-party payables and income expense that will be eliminated prior to the transfer of the Financing business assets to Spinco or later as part of the spin-off;

•	JWHHC’s historical financial information does not reflect the increased costs associated with being an independent company, including changes that are expected in cost structure, personnel needs, financing and operations as a result of the transfer of the Financing business assets to Spinco or the spin-off of Spinco from Walter; and

•	The historical financial information of JWHHC includes JWH, which will not be a subsidiary of Spinco at the time of the spin-off.

Walter has advised us that while adjustments based upon available information and assumptions that are believed to be reasonable have been made to reflect these factors, among others, in the historical financial information and in the pro forma financial information for JWHHC and Spinco provided to us, these assumptions may not prove to be accurate and, accordingly, the pro forma information should not be assumed to be indicative of what the financial condition or results of operations actually would have been if JWHHC and Spinco had been operated as independent companies nor to be a reliable indicator of what the financial condition or results of operations of the Surviving Corporation actually may be in the future.

Because Walter’s Financing business has not operated on an independent basis, the future business prospects of the Surviving Corporation could suffer as a result of the separation of Spinco from Walter.

At the time of the merger, Spinco will consist of Walter’s mortgage financing business and certain insurance businesses, all of which were part of the financing segment of Walter. Until the spin-off, Walter will own all of the outstanding Spinco interests. The operation of Spinco separate from Walter may place significant demands on the Surviving Corporation’s management, operational and technical resources. The future performance of the Surviving Corporation will depend on its ability to function as an independent company comprised of Spinco and the Company’s businesses and on its ability to finance and manage expanding operations and to adapt its information systems to changes in its business. Spinco and the Walter Financing business each rely on, and following the merger the Surviving Corporation will rely on, contractual arrangements that require Walter and its affiliates to provide or procure certain critical transitional services and shared arrangements to it such as:

•	certain tax, legal and accounting services;

•	certain human resources services, including benefit plan administration;

•	information technology and communications systems; and

•	insurance.

We cannot assure you that that after the termination of these arrangements, the Surviving Corporation will be able to provide these services for itself in a cost-effective manner or replace these services and arrangements in a timely manner or on terms and conditions, including service levels and cost, as favorable as those the Walter Financing business has received from Walter and its affiliates. Failure of the Surviving Corporation to provide these services for itself or obtain these services from Walter or another third party on favorable terms or at all could have a material adverse effect on the Surviving Corporation’s business, financial condition and results of operations.

Our stockholders will have significantly reduced ownership and voting interest after the merger.

After the merger’s completion, the Company’s stockholders are expected to own 1.5% of the shares of common stock of the Surviving Corporation outstanding or reserved for issuance in settlement of restricted stock units of the Surviving Corporation issued to Spinco option holders in the merger (after giving effect to the shares being issued to the Amster Parties under the Amster Exchange Agreement), with the Amster Parties owning approximately 0.66% and the other Company stockholders owning approximately 0.84%. Consequently our stockholders, as a group, will be able to exercise materially less influence over the management and policies of the Surviving Corporation than they presently exercise over the management and policies of the Company.

Governmental agencies may delay or impose conditions on approval of the merger, which may diminish the anticipated benefits of the merger.

Completion of the spin-off and merger is conditioned upon the receipt of all material governmental consents, approvals, orders and authorizations, including the receipt by Walter of a ruling from the IRS regarding the tax-free treatment of the spin-off. On February 17, 2009, the merger agreement was amended to eliminate Walter’s and Spinco’s right to waive the condition to closing relating to receipt by Walter of rulings from the IRS and an opinion from Walter’s accountants in respect of the tax-free nature of the spin-off and certain other federal income tax consequences of the spin-off and merger. While Walter and the Company intend to pursue vigorously any and all required governmental approvals and do not know of any reason why such necessary approvals would not be obtained in a timely manner, the requirement to receive these approvals before the spin-off and merger could delay the completion of the spin-off and merger, possibly for a significant period of time after the Company’s stockholders have approved the proposals required to effectuate the merger at the special meeting. In addition, these governmental agencies may attempt to condition their approval of the merger on the imposition of conditions that could have a material adverse effect on the Surviving Corporation’s operating results or the value of the Surviving Corporation common stock after the merger is completed. Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. Any uncertainty over the ability of the companies to complete the merger could make it more difficult for the Company, JWHHC and Spinco to retain key employees or to pursue business strategies. In addition, until the merger is completed, the attention of the Company, JWHHC and Spinco management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the transaction, such as obtaining governmental approvals.

The IRS may challenge the Surviving Corporation’s status as a REIT, and a court could sustain any such challenge.

The Surviving Corporation’s qualification and taxation as a REIT depends upon its ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. No assurance can be given that the actual results of the Surviving Corporation’s operations for any particular taxable year will satisfy such requirements. If the Surviving Corporation fails to qualify as a REIT in any taxable year, subject to certain relief provisions, the Surviving Corporation will be subject to tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. This would significantly reduce both the Surviving Corporation’s cash available for distribution to its stockholders and the Surviving Corporation’s earnings. If the Surviving Corporation fails to qualify as a REIT, it will not be required to make any distributions to stockholders, and any distributions that are made will not be deductible. Moreover, all distributions to stockholders would be taxable as dividends to the extent of the Surviving Corporation’s current and accumulated earnings and profits (as computed for U.S. federal income tax purposes), whether or not attributable to capital gains. The Surviving Corporation also will generally be ineligible to qualify as a REIT for the four taxable years following the year during which qualification was lost.

The board of directors of the Surviving Corporation will determine the Surviving Corporation’s major policies and operations, which increases the uncertainties faced by stockholders of the Surviving Corporation.

The board of directors of the Surviving Corporation will determine our major policies, including policies regarding REIT qualification and status, financing, growth, debt capitalization, redemptions and distributions. The board of directors of the Surviving Corporation may amend or revise these and other policies, and may revoke our REIT status, without a vote of the stockholders. Our board of directors’ broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face.

The integration of the Company and Spinco may present significant challenges to the management of the Surviving Corporation which could cause the management to fail to respond effectively to competition facing the business of the Surviving Corporation.

There is a significant degree of difficulty and management distraction inherent in the process of separating Spinco from Walter and integrating the businesses of the Company and Spinco. These difficulties include:

•	the challenge of separating Spinco from Walter and then integrating the Company’s business with Spinco’s business while carrying on the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the ability to successfully integrate the Company’s information technology systems with Spinco’s information technology systems;

•	the challenge of integrating the business cultures of each company, which may prove to be incompatible; and

•	the need to retain key officers and personnel of Spinco and the Company. The process of separating and integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the businesses of Spinco or the Company. Members of the senior management of the

Surviving Corporation that will be appointed after the merger may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the business affairs of the Surviving Corporation. One potential consequence of such distractions could be the failure of management to respond to changes in the economy or credit quality of the managed assets of the Surviving Corporation. If the senior management of the Surviving Corporation is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Surviving Corporation’s business could suffer.

The Surviving Corporation is exposed to increased risks of delinquencies, defaults and losses on mortgages and loans associated with the generally lower credit grade of its borrowers.

Walter’s financing business specializes in servicing mortgage notes and loans (which we refer to as “mortgage assets”) to credit-impaired borrowers who were generally unable to qualify for loans from conventional mortgage sources due to loan size, credit characteristics or other requirements. The Company’s mortgage portfolio basically consists of prime mortgage loans. The Surviving Corporation’s total portfolio will consist of mortgage notes with a 99.7% concentration in credit-impaired customers. Therefore, the Surviving Corporation will be subject to various risks associated with the lower credit customers that it will succeed to from Spinco, including, but not limited to, the risk that these borrowers will not pay the principal and finance charges or interest when due, and that the value received from the sale of the borrower’s home in a repossession will not be sufficient to repay the borrower’s obligation to the Surviving Corporation. Delinquencies and defaults cause reductions in the interest income and net income of the Surviving Corporation.

If delinquency rates and losses are greater than expected:

•	the fair market value of the mortgage assets pledged as collateral for securitized borrowings, and the value of the Surviving Corporation’s ownership interest in the securitizations it will succeed to from Spinco, may decline; or

•	the allowances that are established for losses on mortgage assets may be insufficient, which could depress the Surviving Corporation’s business, financial condition, liquidity and net income.

During economic slowdowns or recessions, mortgage and loan delinquencies and defaults generally increase. In addition, significant declines in market values of residences securing mortgages and loans reduce homeowners’ equity in their homes. The limited borrowing power of potential customers increases the likelihood of delinquencies, defaults and credit losses on foreclosure. Many of the Surviving Corporation’s borrowers will have limited access to consumer financing for a variety of reasons, including a relatively high level of debt service, lower credit scores, higher loan-to-value ratios of the mortgage assets, past credit write-offs, outstanding judgments or prior bankruptcies. As a result, the actual rate of delinquencies, repossessions and credit losses on the Surviving Corporation’s loans may often be higher under adverse economic conditions than those experienced in the mortgage loan industry in general.

A portion of the Walter financing business mortgage portfolio is comprised of adjustable rate mortgage loans that require payment adjustments during the term of the loan. This adjustment in payment may result in increased payment defaults by borrowers who are unprepared or unable to meet higher payment requirements, resulting in higher losses to the Surviving Corporation. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions.

After a default by a borrower, the Surviving Corporation will evaluate the cost effectiveness of repossessing the property. Such default may cause it to charge its allowances for credit losses on its loan portfolio. Any material decline in real estate values increases the loan-to-value ratios of its loans and the loans backing the Surviving Corporation’s mortgage related securities. This weakens collateral values and the amount of its recoveries, if any, obtained upon repossessions. If the Surviving Corporation must take losses on a mortgage or loan backing its mortgage related securities or loans that exceed its allowances, its financial condition, net income and cash flows could suffer.

The Surviving Corporation may have substantial additional liability for U.S. federal income tax allegedly owed by Walter or Spinco for periods prior to the spin-off.

Each member of a consolidated group for U.S. federal income tax purposes is severally liable for the U.S. federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter controlled group, which currently includes Walter, JWHHC, Spinco and Walter’s other subsidiaries, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, when the Surviving Corporation succeeds to Spinco’s liabilities, it could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter consolidated or controlled group for any period during which Spinco was included in the Walter consolidated or controlled group.

Walter has advised us that the IRS has issued a Notice of Proposed Deficiency assessing tax deficiencies in the amount of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001 with respect to the Walter consolidated group, which includes Spinco. The proposed adjustments relate primarily to its method of recognizing revenue on the sale of homes and recognizing revenue on the installment note receivables. The items at issue relate primarily to the timing of revenue recognition, and, consequently, should the IRS prevail on its positions, Walter’s financial exposure is generally limited to interest and penalties, although it is possible that some portion of the offsetting deductions may be derived by Spinco after the spin-off and could result in a permanent difference to Walter for a portion of the tax liability. In addition, a controversy exists with regard to federal income taxes allegedly owed by the Walter consolidated group for fiscal years 1980 through 1994. Walter estimates that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in the bankruptcy court. Walter believes that, should the IRS prevail on any such issues, Walter’s financial exposure will be generally limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in later years, although it is possible that some portion of the offsetting deductions may be derived by Spinco after the spin-off and could result in a permanent difference to Walter for a portion of the tax liability. While Walter believes that its tax filing positions have substantial merit and it intends to defend any tax claims asserted, there can be no assurance that the IRS or a federal court will uphold the tax filing positions taken by Walter. Moreover, although Walter believes that it has sufficient accruals to address any such tax claims, including related interest and penalties, an adverse ruling, judgment or court order could impose significant financial liabilities in excess of such accruals, which could have an adverse effect on Walter’s financial condition and results of operations and could require a significant cash payment. If Walter was unable to satisfy any such liabilities, the IRS could require the Surviving Corporation to satisfy them.

The Surviving Corporation may be required to satisfy certain indemnification obligations to Walter or may not be able to collect on indemnification rights from Walter.

The Surviving Corporation (as successor to Spinco) will be party to certain agreements with Walter, including a tax separation agreement and a joint litigation agreement. Under the terms of the tax separation agreement, to the extent that Walter or the Surviving Corporation takes any action that would be inconsistent with the treatment of the spin-off of Spinco from Walter as a tax-free transaction under Section 355 of the Code, then any tax resulting from such actions will be attributable to the acting company and will result in indemnification obligations that could be significant. Under the terms of the joint litigation agreement, Walter will indemnify the Surviving Corporation (as successor to Spinco) for liabilities arising from businesses and operations not included in Spinco at the time of the spin-off, and the Surviving Corporation (as successor to Spinco) will indemnify Walter for liabilities arising from businesses and operations that are included in Spinco at the time of the spin-off. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of these companies. We cannot determine whether the Surviving Corporation will be required to indemnify Walter for any substantial obligations after the spin-off. If Walter is required to indemnify the Surviving Corporation for any substantial obligations, Walter may not have the ability to satisfy those obligations. If Walter is unable to satisfy its obligations under its indemnity, the Surviving Corporation may be required to satisfy those obligations.

The mortgage-backed and asset-backed debt securities of the Surviving Corporation have over-collateralization and credit enhancement requirements, which, if not satisfied, may decrease its cash flow and net income.

The Surviving Corporation’s securitizations have over-collateralization requirements that may result in a decrease in the value of its ownership interests in its securitizations and have a negative impact on its cash flow. Generally, if the mortgage assets of a securitization trust perform poorly, the over-collateralization feature of the securitization directs excess cash flow from the securitized pool of mortgage assets to the senior debt securities of the trust. During any period in which this happens the Surviving Corporation may not receive any cash distributions from such mortgage trust. In addition, the pool of mortgage assets of a securitization must meet certain performance tests based on delinquency levels, losses and other criteria in order for the Surviving Corporation to receive excess cash flow. If these performance tests, or significant terms regarding the calculation of such tests, are not satisfied, the Surviving Corporation would not be permitted to receive excess cash flow from the securitizations. Material variations in the rate or timing of its receipt of cash distributions from these mortgage assets may adversely affect net income and may affect its overall financial condition. In addition, if cash flow is substantially redistributed to satisfy over-collateralization and credit enhancement requirements, the Surviving Corporation may be unable to meet annual distribution requirements applicable to REITs, which may result in material negative tax consequences to the Surviving Corporation.

The operations of the Surviving Corporation may depend on the availability of additional financing and it will not be able to obtain financing from Walter after the merger.

Following the merger, the Surviving Corporation expects to have adequate liquidity to support the operation and development of its business. In the future, however, it may require additional financing for liquidity, capital requirements and growth initiatives. After the merger, Walter will not provide funds to the Surviving Corporation. Accordingly, the Surviving Corporation may depend on its ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets to maintain and expand its business. It may need to incur debt on terms and at interest rates that may not be as favorable as those historically enjoyed by Walter. Any inability by the Surviving Corporation to obtain financing in the future on favorable terms could have a negative effect on its results of operations and financial condition.

Economic conditions in Texas, North Carolina, Louisiana, Mississippi, Alabama and Florida may have a material impact on the Surviving Corporation’s profitability because it will conduct a significant portion of its business in these markets.

The mortgage assets of the Walter Financing business currently are, and those of the Surviving Corporation will be, concentrated in the Texas, North Carolina, Louisiana, Mississippi, Alabama and Florida markets. In the past, rates of loss and delinquency on mortgage assets have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic and budget situations at the state government level may hinder the ability of customers to repay their obligations in areas in which the Surviving Corporation will conduct the majority of its business. The concentration of mortgage assets in such markets may have a negative impact on the Surviving Corporation’s operating results.

Natural disasters and adverse weather conditions could disrupt the Surviving Corporation’s business and adversely affect its results of operations.

The climates of many of the states in which the Surviving Corporation will operate, including Louisiana, Mississippi, Alabama, Florida and Texas, where it will have some of its larger operations, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which it will conduct its business, or in nearby areas, have in the past, and may in the future, lead to significant insurance claims, cause increases in delinquencies and defaults in its mortgage portfolio and weaken the demand for homes that it may have to repossess in affected areas, which could adversely affect its results. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to the Surviving Corporation, increase the cost of its insurance premiums and weaken the financial condition of its insurers, thereby limiting its ability to mitigate any future losses it may incur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

The Surviving Corporation may be prevented from taking certain corporate actions following the merger in order to avoid significant tax-related liabilities.

The tax separation agreement will preclude Spinco (and the Surviving Corporation as successor to Spinco) from engaging in certain actions following the spin-off unless it first obtains either a tax opinion acceptable to Walter or an IRS ruling to the effect that such transactions will not result in additional taxes. The tax separation agreement also will require the Surviving Corporation to indemnify Walter for any resulting taxes regardless of whether the Surviving Corporation first obtains such opinion or ruling. As a result of these restrictions, the Surviving Corporation may be unable to engage in strategic or capital raising transactions that holders of Surviving Corporation common stock might consider favorable, or to structure potential transactions in the manner most favorable to the Surviving Corporation.

The Surviving Corporation will be subject to a number of federal, local and state laws and regulations that may prohibit or restrict the Surviving Corporation’s mortgage financing or servicing in some regions or areas.

The Surviving Corporation will be subject to a number of federal, state and local laws that affect mortgage financing and servicing. There have been an increasing number of “anti-predatory” lending and consumer protection laws that impose restrictions on mortgage loans, including the amount of fees, interest or annual percentage rates that may be charged. As a result of current market conditions, the U.S. Congress has announced that it will be considering new legislation in the mortgage sector. To the extent that the enactment of new laws impose broad restrictions on financing and servicing, the Surviving Corporation may be subject to the imposition of requirements that negatively impact sales, costs and profitability or it may be prohibited or restricted from operating in certain regions or areas which could negatively impact future revenue and earnings.

As the Surviving Corporation builds its information technology infrastructure and transitions Spinco’s data to its own systems, it could experience temporary business interruptions and incur substantial additional costs.

The Surviving Corporation will install and implement information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. It anticipates that this will involve significant costs. The Surviving Corporation may incur temporary interruptions in business operations if Spinco data cannot transition effectively from Walter’s existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. The Surviving Corporation may not be successful in implementing its new technology infrastructure and transitioning the data of Spinco, and it may incur substantially higher costs for implementation than currently anticipated. Its failure to avoid operational interruptions as it implements the new infrastructure and transitions data, or its failure to implement the new infrastructure and transition data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory and business consequences.

Businesses the Surviving Corporation will acquire may not perform as expected.

Servicing businesses the Surviving Corporation may acquire in the future may not perform as expected. Acquired businesses may perform below expectations for various reasons, including legislative or regulatory changes that affect the areas in which the business specializes and general economic factors that affect a business in a direct way. Any of these factors could impair the Surviving Corporation’s results of operations.

You may not receive the level of dividends provided for in the dividend policy the Surviving Corporation’s board of directors will adopt upon the closing of the merger or any dividends at all.

The board of directors of the Surviving Corporation will adopt a dividend policy, effective upon the closing of the merger, which reflects an intention to distribute to the Surviving Corporation stockholders an amount sufficient to maintain the Surviving Corporation’s status as a REIT. The board of directors of the Surviving Corporation may, in its discretion, amend or repeal this dividend policy. The Surviving Corporation’s initial dividend policy will be based upon Walter’s and the Company’s current assessment of the Surviving Corporation’s business and the environment in which it will operate, and that assessment could change in the future. In addition, future dividends with respect to shares of the Surviving Corporation common stock, if any, will depend on, among other things, the Surviving Corporation’s cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that the Surviving Corporation’s board of directors may deem relevant. The Surviving Corporation’s board of directors may decrease the level of dividends provided for in the dividend policy or discontinue the payment of dividends entirely. We cannot assure you that the Surviving Corporation will generate sufficient cash from continuing operations in the future, or have sufficient legally available funds to pay dividends on its common stock in accordance with the dividend policy adopted by the Surviving Corporation’s board of directors. The reduction or elimination of dividends may negatively affect the market price of the Surviving Corporation’s common stock.

The Surviving Corporation’s success will depend, in part, on its ability to attract and retain qualified personnel.

The Surviving Corporation’s success will depend, in part, on its ability to attract, retain and motivate qualified personnel, including executive officers and other key management personnel. Although we (i) expect Mark O’Brien, Spinco’s and JWHHC’s current Chairman and Chief Executive Officer and a director of Walter, to serve as the Chairman and Chief Executive Officer of the Surviving Corporation, Charles E. Cauthen, currently President of WMC, to serve as the Surviving Corporation’s President and Chief Operating Officer and Kimberly Perez, currently Executive Vice President and Chief Financial Officer of WMC, to serve as Chief Financial Officer of the Surviving Corporation, and (ii) have entered into amendments to existing employment agreements with each of John A. Burchett, our current Chairman, President and Chief Executive Officer, and Irma N. Tavares, our current Chief Operating Officer, Managing Director and a director, to serve in senior management positions with the Surviving Corporation or one or more of its subsidiaries, we cannot assure you that the Surviving Corporation will be able to attract and retain qualified management and other personnel necessary for its business. Particularly, if the Surviving Corporation is unable to retain key employees of Spinco, it may experience substantial disruption in these businesses. The loss of key management personnel or other key employees or the Surviving Corporation’s inability to attract such personnel may adversely affect its ability to manage its overall operations and successfully implement its business strategy.

Risks Related to Our Business

Mortgage-related assets are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud.

During the time we hold mortgage related assets we are subject to the risks on the underlying mortgage loans from borrower defaults and bankruptcies and from special hazard losses, such as those occurring from earthquakes or floods that are not covered by standard hazard insurance. If a default occurs on any mortgage loan we hold, or on any mortgage loan collateralizing mortgage-backed securities we own, we may bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property plus any payments from any insurer or guarantor, and the amount owing on the mortgage loan. Defaults on mortgage loans historically coincide with declines in real estate values, which are difficult to anticipate and may be dependent on local economic conditions. Increased exposure to losses on mortgage loans can reduce the value of our investments. Further, mortgage loans in default are generally not eligible collateral under our usual borrowing facilities and may have to be funded by us until liquidated.

In addition, if borrowers are delinquent in making payments on the mortgage loans underlying our mortgage-related assets, or if the mortgage loans are unenforceable due to fraud or otherwise, we might not be able to recoup the entire investment in such assets.

Nationwide declines in housing prices have already occurred during 2007 and continued into 2008 and appear to be continuing into 2009. In addition, delinquencies on the mortgage loans that collateralize our Subordinate MBS have increased during 2007 and increased into 2008 and appear to be increasing into 2009. These negative trends could further reduce the value of our securities and our interest income and cashflow from these securities.

Deteriorating debt and secondary mortgage market conditions have had and may continue to have a material adverse impact on our earnings and financial condition.

Beginning in the second quarter of 2007 the mortgage industry and the residential housing market was adversely affected as home prices declined and delinquencies increased, particularly in the sub-prime mortgage industry. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. We have significant financing needs that we have historically met through the capital markets, including the debt and secondary mortgage markets. These markets are currently experiencing unprecedented disruptions, which have had and continue to have an adverse impact on our earnings and financial condition, particularly in the short term.

Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for certain market participants. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. In August 2007, we entered into a Master Repurchase Agreement with Ramius, through which we obtained adequate committed facilities which has assisted us in mitigating the impact of the debt market disruptions. However, the Master Repurchase Agreement expired on August 9, 2008, and there can be no assurances that we will be able to obtain financing in the future should we need it.

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

Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $15.1 million and $80 million for the years ended December 31, 2008 and December 31, 2007, respectively, and our current operations are not cashflow positive. While we have sufficient cash to continue operations up to June 30, 2009, we do not have sufficient capital to generate positive cashflow and continue operations beyond mid 2009. These events have raised substantial doubt about our ability to continue as a going concern.

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

In particular, on August 10, 2007, we entered into a Master Repurchase Agreement with Ramius with respect to our portfolio of subordinate mortgage-backed securities. The initial purchase price of the securities in the repurchase transaction was $80,932,928. The Master Repurchase Agreement expired on August 9, 2008, at which time we were required to repay the outstanding principal through cash or in-kind securities or surrender the portfolio to the lender without recourse. We surrendered the portfolio on August 9, 2008.

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

Primarily as a result of the January 2007 sale of assets of our primary operating subsidiary, and due to attrition, our workforce has been reduced to approximately 16 employees. A further loss of employees within a relatively short time period, prior to the pending merger, together with our inability to replace these employees with comparably skilled employees within a reasonable timeframe, could adversely affect our operations and/or we could experience delays in generating and issuing financial information.

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

On January 1, 2001, the REIT Modernization Act became effective. Among other things, it allows REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a “taxable REIT subsidiary” that can engage in businesses previously prohibited to a REIT. In particular, the Act permitted us to restructure our operating subsidiaries as taxable REIT subsidiaries. As a result, for periods ending after June 30, 2002, through December 31, 2008, the financial statements of certain subsidiaries were consolidated with Hanover Capital Mortgage Holding Inc.’s financial statements, and it is intended that we will continue to do so. However, the taxable REIT subsidiary provisions are complex and impose several conditions on the use of taxable REIT subsidiaries, which are generally designed to ensure that taxable REIT subsidiaries are subject to an appropriate level of corporate taxation. Further, no more than 20% of the fair market value of a REIT’s assets may consist of securities of taxable REIT subsidiaries, and no more than 25% of the fair market value of a REIT’s assets may consist of non-qualifying assets, including securities of taxable REIT subsidiaries and other taxable subsidiaries. In addition, the REIT Modernization Act legislation provides that a REIT may not own more than 10% of the voting power or value of a taxable subsidiary that is not treated as a taxable REIT subsidiary. If our investments in our subsidiaries do not comply with these rules, we would fail to qualify as a REIT and we would be taxed as a regular corporation. Furthermore, certain transactions between us and a taxable REIT subsidiary that are not conducted on an arm’s length basis would be subject to a tax equal to 100% of the amount of deviance from an arm’s length standard.

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

We may be unable to maintain a sufficient amount of Agency MBS to remain exempt under the 40 Act, which could materially and adversely affect our financial condition and results of operations.

We may not have enough funds or be able to obtain financing that would allow us to own a sufficient amount of Agency MBS or mortgage loans to maintain compliance with the 40 Act. If we are unable to maintain compliance with the 40 Act, we could, among other things, change the manner in which we conduct our operations, or register as an investment company under the 40 Act, either of which could have a material adverse affect on our operations, our governance costs and the market price for our common stock.

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

Provisions of our charter which inhibit changes in control could prevent stockholders from obtaining a premium price for our common stock.

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

Our Board of Directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. Our Board of Directors may, however, repeal this election in most cases and cause us to become subject to these provisions in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations are conducted in leased office facilities in the United States. A summary of the office lease is shown below:

	Office	Current
	Space	Annual	Expiration
Location	(sq. ft.)	Rental	Date	Office Use

Edison, New Jersey	10,128	$189,789	September 2010	Executive, Administration and Operations

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

Our common stock trades on the NYSE Amex under the symbol “HCM.” As of March 25, 2009, there were 142 record holders, and approximately 4,400 beneficial owners, of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange/NYSE Amex:

	2008		2007
	High	Low	High	Low

1st Quarter	$0.82	$0.37	$5.55	$3.31
2nd Quarter	0.47	0.20	4.95	3.91
3rd Quarter	0.22	0.08	4.80	1.20
4th Quarter	0.44	0.09	2.15	0.36

The following table lists the cash dividends we declared on each share of our common stock for the periods indicated:

Cash Dividends
Declared Per Share

2008
Fourth Quarter ended December 31, 2008	$0.00
Third Quarter ended September 30, 2008	0.00
Second Quarter ended June 30, 2008	0.00
First Quarter ended March 31, 2008	0.00
2007
Fourth Quarter ended December 31, 2007	$0.00
Third Quarter ended September 30, 2007	0.00
Second Quarter ended June 30, 2007	0.00
First Quarter ended March 31, 2007	0.15

We intend to pay quarterly dividends and other distributions to our stockholders of all or substantially all of our REIT taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both GAAP and tax, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

General

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $15.1 million for the year ended December 31, 2008 in addition to the loss of $80.0 million for the year ended December 31, 2007 and our current operations are not cash flow positive. Additional sources of capital are required for us to generate positive cash flow and continue operations beyond the middle of 2009. These events have raised substantial doubt about our ability to continue as a going concern.

In order to preserve liquidity, while we explored opportunities and alternatives for the future, we undertook the following actions to progress through these unprecedented market conditions:

•	In August 2007, we converted the short-term revolving financing for our primary portfolio of Subordinate MBS to a fixed-term financing agreement that was due August 9, 2008 pursuant to the Repurchase Transaction. On August 6, 2008, we notified the lender, Ramius, of our election to pay all of the repurchase price due to Ramius on August 9, 2008, in kind and not with cash. Accordingly, we surrendered to Ramius, effective August 9, 2008, the entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under the Repurchase Agreement. We still continue to maintain the portfolio of Agency MBS.

•	In August 2007, we significantly reduced the short-term revolving financing for the other portfolios.

•	During the first quarter of 2008, we successfully repaid and terminated all short-term revolving financing without any events of default. We repaid substantially all short-term revolving financing on one of our uncommitted lines of credit through the sale of the secured assets. On April 10, 2008, we repaid the outstanding balance of approximately $480,000 on the $20 million committed line of credit. On the $200 million committed line of credit, we had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility without an event of default thereunder.

•	We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. We have now deferred interest payments for four consecutive quarters, as allowed under each of these instruments, and can defer no more interest payments. Under the terms of these instruments, we were required to pay all deferred interest on December 31, 2008 and January 31, 2009, respectively, of approximately $4.8 million in the aggregate. We did not have sufficient funds to pay this obligation without an additional source of capital or a restructure of the indebtedness. However, on September 30, 2008, in connection with our pending merger, we entered into the Taberna Exchange Agreement the Amster Exchange Agreement, as subsequently amended on February 6, 2009, to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I and HST-II, respectively, under which we will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

•	We sought additional capital alternatives for the future and engaged a financial advisor for this purpose. The financial advisor, KBW introduced us to Walter, which led to the pending merger with Spinco.

For the year ended December 31, 2008, we had a net loss of $15.1 million compared to a net loss of $80.0 million for the previous year. This difference is primarily due to the significant impairments of the Subordinate MBS portfolio in 2007. The impairments taken in 2008 were offset by the gain realized on the surrender of our Subordinate MBS in settlement of the Repurchase Agreement obligation in August 2008. The remainder is attributable to the increase in our general operating deficit for the year ended December 31, 2008.

Significant changes in our financial position as of December 31, 2008, from December 31, 2007, are primarily related to the surrendering of the Subordinate MBS portfolio to settle the repurchase obligation we entered into in August 2007, the reduction in the size of our Agency MBS portfolio and the debt related to the financing of those portfolio assets.

For the year ended December 31, 2007, we had a net loss of $80.0 million compared to a net loss of $2.9 million for the previous year. This increase in our net loss is primarily due to impairment expense of $73.6 million for other than temporary declines in fair value of our Subordinate MBS portfolio, a $3.8 million reduction in net interest income on our Subordinate MBS, impairment expense of $1.3 million for other than temporary declines in fair value of our other subordinate security and a $0.5 million legal settlement, partially offset by a gain on sale of $1.3 million of our HCP business. The gain on the sale of our HCP business is included in income from discontinued operations.

Significant changes in our financial position as of December 31, 2007, from December 31, 2006, are primarily related to the significant impairments recorded on our Subordinate MBS portfolio and the significant reduction in the size of our Agency MBS portfolio.

Pending Merger

On September 30, 2008, we entered into an Agreement and Plan of Merger, with Walter and JWHHC, which was amended and restated on October 28, 2008 and was subsequently amended and restated on February 6, 2009, to, among other things, add Spinco, a newly-created, wholly-owned subsidiary of Walter, as an additional party to the transaction. On February 17, 2009, the merger agreement was further amended to address certain closing conditions and certain Federal income tax consequences of the spin-off and merger. Our board of directors unanimously approved the merger, on the terms and conditions set forth in the second amended and restated merger agreement, as amended. In connection with the merger, the Surviving Corporation will be renamed “Walter Investment Management Corporation.” The merger agreement contemplates that the merger will occur no later than June 30, 2009. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, Walter or we, as the case may be, could be required to pay to the other party a termination fee in the amount of $2 million or $3 million, respectively.

Pursuant to the merger agreement, upon completion of the merger, and prior to the elimination of fractional shares, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, and Hanover stockholders (including the Amster Parties) will collectively own 1.5% (with the Amster Parties owning approximately 0.66% and the other Hanover stockholders owning the remaining 0.84%), of the shares of common stock of the Surviving Corporation outstanding or reserved for issuance in settlement of restricted stock units of the Surviving Corporation. In the merger, every 50 shares of Hanover common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of Hanover common stock and each other outstanding incentive award denominated in or related to Hanover common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable.

The Registration Statement of the Company on Form S-4, including the proxy statement/prospectus filed with the Securities and Exchange Commission relating to the pending merger of Spinco and the Company, was declared effective on February 18, 2009 by the Securities and Exchange Commission.

In addition, in connection with our pending merger, on September 30, 2008, we entered into an exchange agreement with Taberna and an exchange agreement with the Amster Parties (which exchange agreements were amended on February 6, 2009), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties.

In connection with the pending merger, the Company has established a record date of February 17, 2009, and will hold a special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in the proxy statement/prospectus. Pending approval by the Company’s stockholders and the satisfaction of certain other conditions, the merger is expected to be completed in the second quarter 2009. No vote of Walter Industries stockholders is required.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending Merger” and notes 1, 16 and 18 to the Consolidated Financial Statements included in this Report for a more complete description of the pending merger.

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

Amortization of Purchase Discounts on Mortgage Securities

Purchase discounts are related to purchases of mortgage securities at substantial discounts to par value. The total discount is attributable to both future credit losses and accretable income. For the subordinate mortgage securities that are carried at fair value in the financial statements, the amount of purchase discount, if any, that remains attributable to accretable income after the determination of fair value is the amount which would be derived as a result of the differences in the effective yield of a security (which may have changed) and its cash flows regardless of any impairments recognized. To the extent there is a change in the estimated life of a security the resultant changed cash flow is used in the valuation calculation.

Purchase discounts on mortgage securities are recognized in earnings as adjustments to interest income (accretable yield) using the effective yield method over the estimated lives of the related securities as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Effective yields are directly related to security values, estimated future cash flows, and market interest rates if any are available. The Company’s estimates could vary widely from the actual income ultimately experienced and, such variances could be material.

Valuation of Other Subordinate Security

Our other subordinate security is not readily marketable with quoted market prices. It is an asset-backed security collateralized by loans secured by manufactured housing and related real estate. We are unaware of any similar securities and the potential market for this security is limited. We estimate the fair value of this security through a discounted cashflow model using an interest rate that we believe is representative of rates required by potential investors based upon the credit rating of the security. We believe the estimates used reasonably reflect the values we may have been able to receive, as of December 31, 2008, should we have chosen to sell them. However, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the value presented.

Financial Condition

The table below presents our assets and liabilities as of December 31, 2008, showing increases and decreases as compared to December 31, 2007 (dollars in thousands):

			Change
	December 31,	December 31,	Increase
	2008	2007	(Decrease)

Assets
Cash and cash equivalents	$501	$7,257	$(6,756)
Accrued interest receivable	62	1,241	(1,179)
Mortgage Loans
Collateral for CMOs	4,778	6,182	(1,404)
Mortgage Securities
Trading	4,656	30,045	(25,389)
Available for sale	—	82,695	(82,695)
Other subordinate security, available for sale	1,585	1,477	108
Equity investments in unconsolidated affiliates	175	1,509	(1,334)
Other assets	647	4,782	(4,135)
Liabilities
Repurchase Agreements	—	108,854	(108,854)
Note Payable	2,300	—	2,300
Collateralized mortgage obligations	2,904	4,035	(1,131)
Accounts payable, accrued expenses and other liabilities	1,191	5,954	(4,763)
Obligation assumed under guarantee of lease in default by subtenant	831	—	831
Deferred interest payable on liability to subsidiary trusts	4,597	755	3,842
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239	—
Stockholders’ Equity
Total Stockholders’ Equity (deficit)	(40,658)	(25,649)	(15,009)

Significant changes in our financial position as of December 31, 2008, from December 31, 2007, are primarily related to the surrendering of the Subordinate MBS portfolio to settle the repurchase obligation we entered into in August 2007, the reduction in the size of our Agency MBS portfolio and the debt related to the financing of those portfolio assets and deferral of interest expense on the liability to Subsidiary Trusts

Cash decreased primarily as a result of our deficit operating cash flows since December 31, 2007, net of selling certain of our Agency MBS and retiring the related repurchase agreements.

The Agency MBS classified as trading are held primarily to satisfy certain exemptive provisions of the 40 Act. In February 2008 and March 2008, we sold all of our Agency MBS and repaid all related Repurchase Agreements in order to generate some liquidity and close existing Repurchase Agreements on this portfolio. In March 2008, we purchased approximately $4.2 million of Agency MBS without any financing. Additional purchases of Agency MBS were made with financing from our pending merger partner, represented by the Note Payable. These securities are highly liquid assets.

On August 9, 2008, the Subordinated MBS portfolio was surrendered in its entirety in full payment of the Repurchase Transaction obligation then due. Residual and related amounts of interest receivable and unamortized liabilities were removed. After impairments of approximately $40.2 million taken since December 31, 2007, in the fair value of the Subordinated MBS, we recognized a gain of approximately $40.9 million upon surrender of the portfolio in satisfaction of the indebtedness.

Our book value (deficit) per common share as of December 31, 2008 was $(4.70) compared to $(2.96) as of December 31, 2007. The decrease in book value is primarily attributable to the net loss of $15.1 million for the year ended December 31, 2008.

Income from Operations

Comparison 2008 to 2007

Revenue by Portfolio Type
(dollars in thousands)

	Years Ended		2008
	December 31,		Favorable
	2008	2007	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$368	$532	$(164)
Interest expense	(173)	(400)	227

Net interest income	195	132	63
Other	52	102	(50)

Total	247	234	13

Subordinate MBS
Interest income	9,275	19,139	(9,864)
Interest expense	(10,909)	(11,466)	557

Net interest income	(1,634)	7,673	(9,307)
Gains (losses) on sales	—	194	(194)
Mark to market	(40,156)	(73,895)	33,739

Total	(41,790)	(66,028)	24,238

Agency MBS
Interest income	480	4,251	(3,771)
Interest expense	(211)	(3,704)	3,493

Net interest income	269	547	(278)
Gains (losses) on sales	485	(997)	1,482
Mark to market	(297)	(497)	200
Freestanding derivatives	(98)	1,225	(1,323)

Total	359	278	81

Other
Interest income	469	901	(432)
Interest expense	(3,842)	(3,654)	(188)

Net interest income	(3,373)	(2,753)	(620)
Mark to market	—	(1,542)	1,542
Freestanding derivatives	—	(26)	26
Technology and loan brokering and advisory services	439	1,312	(873)
Other	1,713	(1,644)	3,357

Total	(1,221)	(4,653)	3,432

Net gain realized on surrender of Subordinate MBS	40,929	—	40,929

Total revenues	$(1,476)	$(70,169)	$68,693

Net interest income for our Mortgage Loan portfolio for the year ended December 31, 2008 increased compared to the year ended December 31, 2007 due to increased payoffs on the seasoned mortgages in this portfolio, as well as a decrease in interest expense due to the payoff of the financing of our equity interest during the second quarter of 2008.

Net interest income on the Subordinate MBS for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by $9.8 million due to significant impairments in the carrying value of the portfolio.

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

Generally, we finance our Agency MBS classified as trading via repurchase agreements and are hedged through forward sales of similar securities. The net revenue generated from this portfolio is heavily dependent upon changes in the short-term and long-term interest rates and the spread between these two rates. The net change in the performance of this portfolio is due to the timing of differences arising from the changes in the interest rates and minor differences between the principal amount of the securities and the notional amount of the hedging activity. The overall declines in the interest income and interest expense for the twelve months ended December 31, 2008, compared to the same period in 2007, is due to the significant reduction in the size of this portfolio. As of December 31, 2008, we have not implemented a hedge on the portfolio because the smaller size does not appear cost effective to hedge.

Other net interest income includes interest earned from the other subordinate security and cash and cash equivalents. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.

Other income (expense) for year ended December 31, 2008 increased compared to the year ended December 31, 2007 due to the reversal of a $1.6 million reserve for the estimated cost of closing a contemplated warehouse facility as the contingency for that expense was removed by the sponsor of the facility.

Loan sale advisory and technology revenue decreased due to the suspension of the loan sale advisory activities in May 2006, the termination of technology services by several of our clients in 2006 and early 2007, and the cessation of our marketing activities for our technology solutions in 2006.

Other freestanding derivatives represent the mark to market of the carrying value of our interest rate caps used to hedge the financing costs of our portfolio. The expense from the change in the market value of these derivatives was less than one-thousand dollars for the year ended December 31, 2008, compared to the same period in 2007. These changes in market value are due to the passage of time and one-month LIBOR remaining at or substantially below the strike rate of the interest rate caps.

Comparison of 2007 to 2006

Revenue by Portfolio Type
(dollars in thousands)

	Years Ended		2007
	December 31,		Favorable
	2007	2006	(Unfavorable)

Mortgage Loans including CMO Collateral
Interest income	$532	$1,048	$(516)
Interest expense	(400)	(722)	322

Net interest income	132	326	(194)
Gains on sale	—	94	(94)
Mark to market	—	15	(15)
Other	102	—	102

Total	234	435	(201)

Subordinate MBS
Interest income	19,139	16,847	2,292
Interest expense	(11,466)	(5,365)	(6,101)

Net interest income	7,673	11,482	(3,809)
Gains on sale	194	849	(655)
Mark to market	(73,895)	(389)	(73,506)

Total	(66,028)	11,942	(77,970)

Agency MBS
Interest income	4,251	5,020	(769)
Interest expense	(3,704)	(4,202)	498

Net interest income	547	818	(271)
Loss on sale	(997)	(109)	(888)
Mark to market	(497)	1,714	(2,211)
Freestanding derivatives	1,225	(2,214)	3,439

Total	278	209	69

Other
Interest income	901	1,363	(462)
Interest expense	(3,654)	(3,653)	(1)

Net interest income	(2,753)	(2,290)	(463)
Mark to market	(1,542)	(1,192)	(350)
Freestanding derivatives	(26)	(130)	104
Technology and loan brokering and advisory services	1,312	2,962	(1,650)
Other	(1,644)	(77)	(1,567)

Total	(4,653)	(727)	(3,926)

Total revenues	$(70,169)	$11,859	$(82,028)

Net interest income from our Mortgage Loan portfolio decreased for the year ended December 31, 2007 compared to the same period of 2006 primarily due to a decrease in the level of collateral for CMOs and related financing in 2006 and the sale of mortgage loans classified as held for sale during April of 2006.

For the Subordinate MBS portfolio, the mark to market loss increased by $73.5 million for the year ended December 31, 2007 compared to the same period of 2006. The increase in market loss, we determined, is due to other than temporary declines in fair value primarily throughout the latter half of 2007. Similar declines in fair value were not experienced during 2006. For this same portfolio and related periods, net interest income decreased for the year ended December 31, 2007, compared to the same period of 2006 due to an increase in the interest expense associated with the new fixed-term financing facility we established in August 2007. This decrease is partially offset by an increase in interest income from the increase in the size of this portfolio for 2007 compared to 2006. During the beginning of 2006, we were still investing the proceeds from our $20 million trust preferred securities offering in November 2005 and were not fully invested until the end of March 2006. We had gains on sales of securities of $0.2 million for the year ended December 31, 2007, compared to gains on sales of $0.8 million for the same period of 2006. We sold 18 securities during the first two quarters of 2007, as part of minor portfolio reorganization and in anticipation of potential credit issues.

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

Other mark to market for the year ended December 31, 2007 is primarily due to other-than-temporary declines in the estimated fair value of our other subordinate security due to increases in credit spreads. Similar declines did not occur during the year ended December 31, 2006. Other mark to market also represents a write-down of REO that was acquired in 2005 and is included in other assets. The local economy for a portion of these properties had a significant downturn, which depressed the value of these properties. At December 31, 2007, we had one remaining property to be sold with a total carrying value of approximately $8,000.

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

Operating Expenses

The following table details the consolidated operating expenses for the Company (dollars in thousands):

	Years Ended December 31,			Years Ended December 31,
			Increase			Increase
	2008	2007	(Decrease)	2007	2006	(Decrease)

Personnel	$4,098	$3,910	$188	$3,910	$4,239	$(329)
Legal and professional	2,513	2,097	416	2,097	2,777	(680)
Impairment of investments in unconsolidated affiliates	1,064	—	1,064	—	—	—
Lease obligation assumed from defaulting subtenant	993	—	993	—	—	—
General and administrative	1,289	1,505	(216)	1,505	1,183	322
Depreciation and amortization	1,045	616	429	616	708	(92)
Occupancy	327	315	12	315	315	—
Technology	159	526	(367)	526	1,109	(583)
Financing	896	815	81	815	415	400
Goodwill impairment	—	—	—	—	2,478	(2,478)
Other	1,306	880	426	880	689	191

Total expenses	$13,690	$10,664	$3,026	$10,664	$13,913	$(3,249)

Variations in operating expenses for the year ended December 31, 2008 compared to the same period in 2007 are:

•	Personnel costs increased due to the retention payments totaling $816,000, which were accrued ratably from September 2007 through July 2008 and paid to key employees in August 2008, offset by a reduction in employees during 2007.

•	Legal and professional fees increased due to higher legal fees incurred in the last half 2008 associated with the pending merger. No similar costs were incurred in 2007.

•	An impairment expense was recognized for the estimated decrease in value of the equity in the investments of HST-I & HST-II.

•	The expense associated with the recognition of the liability for the default by a subtenant for a lease of office space was recorded in September 2008.

•	Depreciation and amortization increased due to the write-off of the estimated useful life on capitalized software and the removal of deferred organizational costs associated with HST-I and HST-II.

•	Technology costs decreased due to the overall decrease in technology related activities.

•	Financing costs increased due to fees paid for the termination of the Company’s borrowing facilities in the first half of 2008.

•	Other expenses increased due to higher costs associated with directors’ and officers’ insurance coverage.

Variations in operating expenses for the year ended December 31, 2007 compared to the same period in 2006 are:

•	Personnel costs have decreased due to overall reductions in headcount during the latter part of 2006 and throughout 2007.

•	Legal and professional fees decreased due to higher legal fees incurred in 2006 in connection with a claim against the Company and higher fees in 2006 for consulting services in connection with compliance with Sarbanes Oxley requirements. In addition, the decrease was also impacted by additional audit fees incurred in 2006 in connection with the audit of our 2005 financial statements. Such additional fees were not incurred in 2007 in connection with the audit of our 2006 financial statements.

•	General and administrative expenses increased in connection with litigation settlement costs that were charged to expense in the first quarter of 2007.

•	Technology costs decreased due to the overall decrease in technology revenue and related activities.

•	Financing costs increased due to increases in the non-use fee associated with our $200 million committed line of credit. The initial ramp-up period during which we were charged a reduced non-use fee came to an end in the beginning of 2007. As we did not use the facility, we paid the full non-use fee for the remainder of 2007.

•	The goodwill impairment expense incurred for the year ended December 31, 2006 represents the complete impairment of the goodwill balance associated with the HT business. There were no impairments of goodwill recorded during 2007.

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

Additional Analysis of REIT Investment Portfolio

Investment Portfolio Assets and Related Liabilities

The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	2008		2007		2006
	Average	Effective	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate	Balance	Rate

Investment portfolio assets:
Held for sale	$—	—	$—	—	$2,866	7.85%
Collateral for CMO(1)	5,531	6.65%	7,795	6.82%	12,286	6.70%
Agency MBS	8,312	5.77%	73,775	5.76%	89,516	5.61%
Subordinate MBS	67,322	22.65%	138,516	13.82%	136,443	12.35%
Other subordinate security	1,514	27.28%	2,779	13.39%	2,728	13.34%

	82,679		222,865	10.90%	243,839	9.55%

Investment portfolio liabilities:
CMO borrowing(1)	3,391	4.90%	5,323	6.67%	9,515	6.50%
Repurchase agreements on:
Mortgage loans held for sale	—	—	—	—	795	6.67%
Collateral for CMO	135	5.19%	632	7.12%	736	6.93%
Agency MBS	5,018	4.22%	68,871	5.38%	80,678	5.21%
Subordinate MBS	84,931	21.11%	86,733	13.22%	84,048	6.38%

	93,475		161,559	9.64%	175,772	5.85%

Net investment portfolio assets	$(10,796)		$61,306		$68,067

Net interest spread		N/M*		1.26%		3.70%

Yield on net portfolio assets (2,3)		N/M*		14.23%		19.08%

Ratio of portfolio liabilities to net investment		N/M*		264%		258%

*	Amount is excluded as it is not meaningful

(1)	Loan loss provisions are included in such calculations.

(2)	Yield on net portfolio assets was computed by dividing the applicable net interest income (after loan loss provision, with respect to CMOs only) by the average daily balance of net portfolio assets.

(3)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio.

Average net investment portfolio assets decreased and became negative due to (i) the significant reductions in estimated market value of the Subordinate MBS portfolio recorded during the 2008, which caused the value of the collateral for Subordinate MBS to be less than the recorded amount of debt financing the portfolio, and (ii) the significant reduction in the size of the Agency MBS portfolio in August of 2007.

The yield on net portfolio assets decreased for the year ended December 31, 2007, from the same periods in 2006. This decrease in yield is the result of an increase in the one-month LIBOR, which is the basis for substantially all of the Company’s financing prior to August 10, 2007, and the higher borrowing costs associated with the Repurchase Transaction after August 10, 2007.

Average net investment portfolio assets decreased for the year ended December 31, 2008 and 2007, from the same period in 2006 due to the significant reductions in estimated market value of the Company’s Subordinate MBS portfolio recorded during the periods, and the significant reduction in the size of its Agency MBS portfolio in August of 2007. The decrease in 2007 was partially offset by an increase in the size of the Subordinate MBS portfolio during the first half of 2006 that carried into 2007, as we invested the proceeds from our $20 million trust preferred securities offering in November 2005.

The yield on net portfolio assets became not meaningful due to a negative overall investment compared to 2007. The yield on net portfolio assets was not a meaningful number because of a negative amount of net investment portfolio assets and an overall negative net interest income which is the result of the higher borrowing costs associated with the Repurchase Transaction after August 10, 2007, and lower income due to the significant impairments recognized on the Subordinate MBS portfolio during 2008.

Mortgage Loans

The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Average asset balance	$5,531	$7,795	$15,152
Average balance — CMO borrowing balance	3,391	5,323	9,515
Average balance — Repurchase Agreements	135	632	1,531

Net investment	2,005	1,840	4,106
Average leverage ratio	63.75%	76.40%	72.90%
Effective interest income rate	6.65%	6.82%	6.92%
Effective interest expense rate — CMO borrowing	4.90%	6.67%	6.50%
Effective interest expense rate — Repurchase Agreements	5.19%	7.12%	6.79%

Net interest spread	1.74%	0.10%	0.38%
Interest income	$368	$532	$1,048
Interest expense — CMO borrowing	166	355	618
Interest expense — Repurchase Agreements	7	45	104

Net interest income	$195	$132	$326

Yield	9.73%	7.17%	7.94%

Our Mortgage Loan portfolio net interest income for the year ended December 31, 2008 has increased compared to year ended December 31, 2007, due primarily to the reduced financing of our equity in the CMO.

The size of the CMO portfolio continues to decline because of its maturity resulting in high principal payments and loan pay-offs. This was the primary reason for the decline in income in the CMO portfolio in 2007 compared to 2006.

Subordinate MBS

The following table provides details of the net interest income generated from our Subordinate MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Average asset balance	$67,322	$138,516	$136,443
Average balance — Repurchase Agreements	84,931	86,733	84,048

Net investment	(17,609)	51,783	52,395
Average leverage ratio	126.16%	62.62%	61.60%
Effective interest income rate	22.65%	13.82%	12.35%
Effective interest expense rate — Repurchase Agreements	21.11%	13.22%	6.38%

Net interest spread	1.54%	0.60%	5.97%
Interest income	$9,275	$19,139	$16,847
Interest expense — Repurchase Agreements	10,909	11,466	5,365

Net interest income	$(1,634)	$7,673	$11,482

Yield	N/M*	14.82%	21.91%

*	Amount is excluded as it is not meaningful.

For the year ended December 31, 2008, the income from the Subordinate MBS portfolio was significantly less than 2007 because of the impairments taken which reduced the average carrying value of the portfolio to less than half of the average carrying value in 2007.

The Subordinate MBS portfolio’s net interest income for the year ended December 31, 2007, decreased from 2006 due to significant increase in the interest expense associated with the fixed-term financing facility established in August 2007 off-set somewhat with increased income on the portfolio because of increased effective yields.

Agency MBS

The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Average asset balance	$8,312	$73,775	$89,516
Average balance — Repurchase Agreements	5,018	68,871	80,678

Net investment	3,294	4,904	8,838
Average leverage ratio	60.37%	93.35%	90.13%
Effective interest income rate	5.77%	5.76%	5.61%
Effective interest expense rate — Repurchase Agreements	4.22%	5.38%	5.21%

Net interest spread	1.55%	0.38%	0.40%
Interest income	$480	$4,251	$5,020
Interest expense — Repurchase Agreements	211	3,704	4,202

Net interest income	$269	$547	$818

Yield	8.17%	11.15%	9.26%

The Agency MBS portfolio’s net interest income decreased for the year ended December 31, 2008, from the year ended December 31, 2007 primarily due to the reduction in the size of this portfolio.

The effective interest expense decreased for the comparative twelve month periods because of the reduction in size of the portfolio and the reduced financing of the portfolio.

We attempt to economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS. Earnings on our Agency MBS portfolio consist of net interest income and gains or losses on mark to market of the Agency MBS. However, these earnings are substantially offset by gains or losses from forward sales of like coupon Agency MBS.

The table below reflects the net economic impact of our Agency MBS portfolio for the year ended December 31, 2008 (dollars in thousands):

Net interest income	$269
Loss on mark to market of Agency MBS	(297)
Gains on sale of Agency MBS	485
Other loss (forward sales, hedging)	(98)

Total	$359

Dividends

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

We intend to pay all required dividends and other distributions to our stockholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

Taxable Income

Taxable income (loss) for the year ended December 31, 2008, is approximately $ (88.3) million. Taxable income (loss) differs from net income (loss) because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2008 (dollars in thousands):

Net income (loss)	$(15,051)
Add (deduct) differences:
Negative valuation adjustments, including mark to market adjustments, net	41,623
Reduction in loan loss reserve — CMO, net	(56)
Mark to market of freestanding derivatives	230
Net loss in subsidiaries not consolidated for tax purposes	187
Net interest and expense adjustments for the sale of securities to Ramius	1,489
Reversal of book gain on surrender of securities to Ramius	(40,929)
Reversal of accrued expenses not deductible for tax	(1,618)
Other	564

Estimated taxable income (loss) before capital loss	(13,561)
Tax loss on surrender of securities to Ramius — Capital Loss	(74,729)

Estimated taxable income (loss)	$(88,290)

Liquidity and Capital Resources

Traditional cash flow analysis may not be applicable for us as we have traditionally had significant cash flow variability due to our investment activities. Historically, our primary non-discretionary cash uses were our operating costs, interest payments on our repurchase agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. For the twelve months ended December 31, 2008, our primary non-discretionary cash uses were for our operating costs, payment of interest under the Repurchase Transaction and, to a lesser extent pay-down of CMO debt. As a REIT, we are required to pay dividends equal to 90% of our taxable income.

Cash and Cash Equivalents and Lines of Credit

Our cash and cash equivalents decreased by $6.8 million as of December 31, 2008 from December 31, 2007, due primarily to funding our on-going operations which has had a negative cash flow since September 2007.

We have no current commitments for any material capital expenditures. We have primarily invested our available capital in our investment portfolio of Agency MBS, but currently are preserving cash while we continue to move forward with our pending merger. We have historically invested a limited amount of our capital in the development of our software products, but have no future plans or commitments to invest further in this area.

Uncertainty Regarding Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and into 2008, we incurred a significant loss of liquidity over a short period of time. We experienced a net loss of approximately $15.1 million and $80 million for years ended December 31, 2008 and December 31, 2007, respectively, and our current operations are not cash flow positive. Effective August 9, 2008, we surrendered our entire portfolio of Subordinate MBS in satisfaction of our outstanding obligations under our Repurchase Agreement with Ramius.

We deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the November 30, 2008 and December 30, 2008 interest payment dates. We have now deferred interest payments for four consecutive quarters, as allowed under each of these instruments. Under the terms of these securities, we are required to pay all deferred interest on December 31, 2008 and January 31, 2009 ($4.8 million in the aggregate) and we do not have sufficient funds to pay this obligation without an additional source of capital.

In addition, in connection with our pending merger, on September 30, 2008, we entered into an exchange agreement with Taberna and an exchange agreement with the Amster Parties (which exchange agreements were amended on February 6, 2009), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties, under which we will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

Our projected cash and liquidity balances will be eliminated by approximately June 2009. Additional sources of capital are required for us to generate positive cash flows and continue operations beyond that date. These events have raised substantial doubt about our ability to continue as a going concern.

Pending Merger

Overview

On September 26, 2008, we entered into the Loan and Security Agreement with Spinco, and on September 30, 2008 we entered into (i) the Merger Agreement which was amended and restated on October 28, 2008 with Walter and JWHHC, (ii) the Taberna Exchange Agreement, (iii) the Amster Exchange Agreement, (iv) a voting agreement (the “Voting Agreement”) with Walter, Spinco, Mr. John Burchett, Ms. Irma Tavares and the Amster Parties, (v) a software license agreement (the “License Agreement”) with Spinco and (vi) a Third Amendment to Stockholder Protection Rights Agreement (the “Rights Plan Amendment”) with Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), as successor rights agent (“Computershare”), amending our Stockholder Protection Rights Agreement, dated as of April 11, 2000, as amended by the First Amendment to Stockholder Protection Rights Agreement, dated September 26, 2001, and the Second Amendment to Stockholder Protection Rights Agreement, dated June 10, 2002 (the “Rights Plan”).

On February 6, 2009, we entered into (i) a second amended and restated agreement and plan of merger (the “Restated Merger Agreement ‘”) with Walter, and its direct wholly-owned subsidiaries, JWHHC and Spinco, (collectively, the “Walter Parties”); (ii) an assignment and assumption of the voting agreement, dated September 29, 2008 (the “Voting Agreement Assignment”) with the Walter Parties, John A. Burchett, Irma N. Tavares, and the Amster Parties; (iii) an amended and restated loan and security agreement (the “Restated Loan Agreement”) with JWHHC; (iv) an amendment to the exchange agreement, dated September 30, 2008 (the “Taberna Exchange Agreement Amendment”) with Taberna; (iv) an amendment to the exchange agreement, dated September 30, 2008 (the “Amster Exchange Agreement Amendment”) with the Amster Parties; and (v) and a fourth amendment to the stockholder protection rights agreement (the “Rights Plan Amendment”) with Computershare.

On February 17, 2009, we and the Walter Parties entered into an amendment to the Restated Merger Agreement (the “Amendment”) to eliminate Walter’s and Spinco’s right to waive certain conditions to closing the merger contemplated by the Restated Merger Agreement relating to receipt by Walter of rulings from the Internal Revenue Service and an opinion from Walter’s accountants in respect of the tax-free nature of the spin-off of Spinco and certain other federal income tax consequences of the proposed spin-off and merger.

These agreements were entered into in connection with the contemplated separation of Walter’s financing segment, including certain related insurance businesses, from Walter through a series of transactions culminating in a distribution (the “Distribution”) of the limited liability interests in Spinco to a third party exchange agent on behalf of Walter’s stockholders (the “Spin-off ‘”), and the subsequent merger of Spinco into us, with us continuing as the surviving corporation. Immediately prior to the merger, we will consummate exchange transactions with each of Taberna and the Amster Parties pursuant to the Exchange Agreements.

Merger Agreement

Pursuant to the merger and subject to certain adjustments, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own approximately 98.5%, and our stockholders will collectively own approximately 1.5% of the outstanding shares of common stock of the surviving corporation on a fully-diluted basis. In the merger, every 50 shares of our common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of our common stock and each other outstanding incentive award denominated in or related to our common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable. Our Board of Directors has unanimously approved the merger, on the terms and conditions set forth in the Merger Agreement.

The Merger Agreement provides that in connection with the merger the surviving corporation will be renamed “Walter Investment Management Corporation.” Following the merger, the Board of Directors of the surviving corporation will be comprised of seven directors divided into three classes, with six directors designated by Spinco and one director designated by us, who is currently expected to be John Burchett, our current President and Chief Executive Officer. Following the merger, Mark J. O’Brien, current Chief Executive Officer of Spinco, will become Chairman and Chief Executive Officer of the surviving corporation and Charles E. Cauthen, currently President of Walter Mortgage Company, will become the surviving corporation’s President and Chief Operating Officer. Mr. John Burchett and Ms. Irma Tavares, our current Chief Operating Officer, will each serve in a senior management capacity at the surviving corporation or one or more of its subsidiaries with an initial focus on generating fee income through HCP-2, our principal taxable REIT subsidiary.

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

Consummation of the merger is subject to customary closing conditions, including the absence of certain legal impediments to the consummation of the merger, the approval of the merger, the Merger Agreement and certain other transactions by our stockholders, the effectiveness of certain filings with the SEC, the continued qualification of us as a REIT, the receipt of rulings on the transactions and other matters from the Internal Revenue Service, the receipt of certain tax opinions and opinions related to the 40 Act, the consummation of the Exchange Agreements, the Distribution, and the amendment and restatement of our charter and by-laws as specified in the Merger Agreement. The Merger Agreement and the merger and related transactions do not require the approval of Walter’s stockholders. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Walter or we, as the case may be, could be required to pay to the other party a termination fee in the amount of $2 million or $3 million, respectively.

On October 28, 2008, the Company, Walter and Spinco amended and restated the Merger Agreement to simplify and clarify the formula used to determine the number of shares of surviving corporation common stock to be issued in the merger. This modification will not change the relative post-merger ownership of the surviving corporation by holders of equity interests in the Company and Spinco, respectively, and, therefore, it will continue to be the case that, as a result of the merger, and subject to certain adjustments, immediately after the effective time of the merger, holders of common stock of Walter on the record date for the spin-off (by virtue of their ownership of limited liability company interests in Spinco after the spin-off) and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, and our stockholders will collectively own 1.5% of the shares of common stock of the surviving corporation outstanding or reserved for issuance in settlement of restricted stock units of the surviving corporation. It will also continue to be the case that, in the merger, every 50 shares of our common stock outstanding immediately prior to the effective time of the merger will be combined into one share of surviving corporation common stock.

In addition, the amended and restated Merger Agreement clarified that Walter will bear the cost of filing and other fees payable to the SEC in respect of the registration statement on Form S-4 of the Company and the proxy statement/prospectus included therein that has been prepared and filed with the SEC, as well as the fees and expenses of any financial printer engaged in the preparation, printing, filing and mailing of the registration statement and proxy statement/prospectus, distributed to the holders of our common stock on the record date for the special meeting of our stockholders to be held in connection with the merger and to the holders of Walter’s common stock on the record date for the spin-off. Except as indicated above, the terms and provisions of the original merger agreement remain the same.

On February 6, 2009, the Company and the Walter Parties entered into the Restated Merger Agreement, which amends and restates the Amended and Restated Agreement and Plan of Merger, dated October 28, 2008, among the Company, Walter and JWHHC to, among other things, (i) clarify that the financing business of JWHHC will be acquired by Walter and Walter will contribute the financing business to Spinco, which will merge with us, and (ii) extend the termination date of the agreement to June 30, 2009. The Restated Merger Agreement provides that, in connection with the merger, the surviving corporation will be renamed “Walter Investment Management Corp.”

This modification will not change the relative post-merger ownership of the surviving corporation by holders of equity interests in the Company and Spinco described above.

On February 17, 2009, the Company and the Walter Parties entered into the Amendment to eliminate Walter’s and Spinco’s right to waive certain conditions to closing the merger contemplated by the Restated Merger Agreement relating to receipt by Walter of rulings from the Internal Revenue Service and an opinion from Walter’s accountants in respect of the tax-free nature of the spin-off of Spinco and certain other federal income tax consequences of the proposed spin-off and merger.

Loan Agreement

In order to ensure that we will have access to sufficient capital to acquire assets required to maintain our status as a REIT and not become an “investment company” under the 40 Act, JWHHC and the Company entered into the Loan Agreement, pursuant to which JWHHC has made available to us a revolving credit facility in an aggregate amount not to exceed $5 million, with each loan drawn under the facility bearing interest at a rate per annum equal to the 3 Month LIBOR as published in the Wall Street Journal for the Business Day previous to the date the request for such Loan is made plus 0.50%. Interest is computed on the basis of a year of 360 days, and in each case will be payable for the actual number of days elapsed (including the first day but excluding the last day). We may use the proceeds of loans made pursuant to the Loan Agreement to acquire mortgage backed securities with prime loan collateral rated AAA which have been guaranteed by certain government sponsored entities, or to acquire certain other securities issued or guaranteed as to principal or interest by the United States or persons controlled or supervised by and acting as an instrumentality of the government of the United States. The facility is secured by a collateral account maintained pursuant to a related securities account control agreement (the “Control Agreement ‘”), entered into by the Company, JWHHC and Regions Bank as Securities Intermediary, into which all of the assets purchased by us with the proceeds of the loan will be deposited. The maturity of the loan is the earliest to occur of (i) February 15, 2009, (ii) the date upon which Spinco demands repayment and (iii) our bankruptcy or liquidation. On September 26, 2008, and on October 30, 2008, we borrowed $1.1 million and $1.2 million, respectively, from Spinco pursuant to this line of credit.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and JWHHC entered into the Restated Loan Agreement, pursuant to which the Company and JWHHC amended and restated the Loan Agreement, dated September 26, 2008. Among other things, pursuant to the Restated Loan

Agreement, our access to a revolving line of credit to maintain its REIT status and not become an “investment company” under the 40 Act was reduced from $5 million to $4 million in the aggregate, additional unsecured lines of credit described below were established, and the maturity of the loans was changed to be the earliest to occur of (i) June 26, 2009, (ii) the date on which Spinco demands repayment and (iii) our bankruptcy or liquidation.

In order to ensure that we will have access to sufficient capital to fulfill our obligations to pay the cash consideration to the Amster Parties and Taberna upon the closing of the exchange transactions, JWHHC has agreed to make available to us a line of credit of up to $2.75 million in the aggregate (reduced by the amount of cash we have available to make payments under the exchange agreements upon the closing of the exchange transactions). On February 6, 2009, we borrowed $600,000 under this line of credit to make the payment to Taberna in connection with the execution and delivery of the Taberna Exchange Agreement Amendment described below.

Lastly, in order to ensure that we will have access to sufficient capital to fulfill our obligations to maintain directors and officers liability insurance through the effective time of the merger, JWHHC has agreed to make available to us a line of credit of up to $1 million in the aggregate for that purpose.

Exchange Agreements

Taberna and the Amster Parties currently hold all of the outstanding trust preferred securities of HST-I and HST-II, respectively, each in principal amounts of $20 million. HST-I holds all of the unsecured junior subordinated deferrable interest notes due 2035 issued by us in March 2005 (the “HST-I Debt Securities”), and HST-II holds all of the fixed/floating rate junior subordinated debt securities due 2035 issued by us in November 2005 (the “HST-II Debt Securities”). We have entered into the Exchange Agreements with each of Taberna and the Amster Parties to acquire (and subsequently cancel) these trust preferred securities.

Pursuant to the Taberna Exchange Agreement, as consideration for all of the outstanding trust preferred securities of HST-I, currently held by Taberna, we will pay Taberna $2.25 million in cash, $250,000 of which was paid to Taberna upon the signing of the Taberna Exchange Agreement and the remainder of which will be paid upon the closing of the merger. Taberna will also be reimbursed by us for its counsel fees up to $15,000 in the aggregate. Pursuant to the Amster Exchange Agreement, the Amster Parties have agreed to exchange their trust preferred securities in HST-II for 6,762,793 shares of our common stock and a cash payment of $750,000. Our common stock payable to the Amster Parties will be issued and the cash payment will be made immediately prior to the effective time of the merger.

Included in the Amster Exchange Agreement is a mutual release by both parties with respect to their respective obligations under the various transactions agreements related to the trust preferred securities.

Included in the Taberna Exchange Agreement is an agreement by Taberna to forbear from making any claims against us arising out of or in connection with the various transaction agreements related to the trust preferred securities (including any events of default), until the earlier of (i) the termination of the Taberna Exchange Agreement or (ii) the date upon which we become subject to any bankruptcy or insolvency proceedings. Upon the closing of the Taberna Exchange Agreement, each of Taberna and the Company will execute a standalone mutual release, effective as of the closing of the exchange transaction, with respect to their respective obligations under the various transactions agreements related to the trust preferred securities. The forms of Taberna’s and the Amster Parties’ releases are substantially identical.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and Taberna entered into the Taberna Exchange Agreement Amendment, pursuant to which the Company and Taberna amended the exchange agreement, dated September 30, 2008, to extend the termination date of the exchange agreement from March 1 to June 26, 2009. Pursuant to the Taberna Exchange Agreement Amendment, as consideration for all of the outstanding trust preferred securities of HST-I, currently held by Taberna, we will pay Taberna $2.25 million in cash, $250,000 of which was paid to Taberna on September 30, 2008, upon the signing of the exchange agreement, $600,000 of which was paid to Taberna on February 6, 2009, upon the signing of the Taberna Exchange Agreement Amendment, and the remainder of which will be paid in connection with the closing of the merger.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and the Amster Parties entered into the Amster Exchange Agreement Amendment, pursuant to which the Company and the Amster Parties amended the exchange agreement, dated September 30, 2008, to extend the termination date of the exchange agreement from March 31 to June 30, 2009.

Voting Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company, Walter, Spinco, Mr. John Burchett, Ms. Irma Tavares and the Amster Parties entered into a Voting Agreement, pursuant to which each of Mr. Burchett, Ms. Tavares and the Amster Parties is required to, among other things, vote their shares of our common stock in favor of the Merger Agreement and related transactions at any meeting of our stockholders.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company, the Walter Parties, John A. Burchett, Irma N. Tavares and the Amster Parties entered into the Voting Agreement Assignment, pursuant to which Walter, John A. Burchett, Irma N. Tavares and the Amster Parties consented to JWHHC’s assignment of and Spinco’s assumption of all of JWHHC’s rights and obligations under the Voting Agreement. Pursuant to the terms of the Voting Agreement, John A. Burchett, Irma N. Tavares and each of the Amster Parties is required to, among other things, vote their shares of our common stock in favor of the Restated Merger Agreement and related transactions at any meeting of our stockholders.

Software License Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company and Spinco have entered into a License Agreement, pursuant to which we have granted to Spinco and its affiliates a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and modify certain described software, systems and related items primarily related to asset portfolio management and analysis. As consideration for the license (a) if the merger is not consummated on or prior to December 31, 2008, but the Merger Agreement has not yet been terminated, Spinco must pay a fee of $1 million for the license or (b) if the Merger Agreement terminates prior to December 31, 2008 and a termination fee has been paid, no further fees are due.

Amendment to Rights Plan

Concurrent with the execution and delivery of the Merger Agreement, the Company and Computershare entered into the Rights Plan Amendment, to permit the Amster Parties’ acquisition of our common stock pursuant to the Amster Exchange Agreement and the completion of the merger and the other transactions contemplated by the Merger Agreement without triggering the separation or exercise of the stockholder rights or any other adverse event under the Rights Plan. In particular, as a result of the Rights Plan Amendment, none of Walter, Spinco or any of their respective affiliates or associates will be an Acquiring Person (as defined in the Rights Plan) to the extent that either becomes the beneficial owner of 10% or more of our common stock solely as a result of the transactions contemplated by the Merger Agreement, and none of the Amster Parties will be an Acquiring Person during the period commencing on the issuance of our common stock pursuant to the Amster Exchange Agreement and ending on the earlier of (i) the effective time of the merger and (ii) the termination of the Merger Agreement in accordance with its terms. If any Amster Party would otherwise become an Acquiring Person as a result of the issuance of our common stock pursuant to the Amster Exchange Agreement and the termination of the Merger Agreement in accordance with its terms, that Amster Party will not become an Acquiring Person upon termination of the Merger Agreement to the extent that the Amster Party promptly enters into an irrevocable commitment with us to divest, and thereafter promptly divests (without exercising or retaining any power, including voting power (except in accordance with any Voting Agreement), with respect to such shares), itself of sufficient shares of our common stock (or securities convertible into, exchangeable into or exercisable for our common stock) so that such Amster Party ceases to be the beneficial owner of 10% or more of the outstanding shares of our common stock.

In addition, the Rights Plan Amendment makes certain adjustments to the Rights Plan to ensure that the surviving corporation will have sufficient securities to satisfy its obligations under the Rights Plan in the event that the preferred stock purchase rights issued pursuant to the Rights Plan become exercisable at any time after the merger. In particular, the Rights Plan Amendment decreases the fraction of a share of our Participating Preferred Stock for which the preferred stock purchase rights issued pursuant to the Rights Plan are exercisable from one hundredth of a share of our Participating Preferred Stock to one ten-thousandth of a share of our Participating Preferred Stock. The Rights Plan Amendment also modifies the terms of our Participating Preferred Stock such that one ten-thousandth of a share of our Participating Preferred Stock has voting rights and economic rights that are equivalent to the voting rights and economic rights of one one-hundredth of a share of our Participating Preferred Stock before the Rights Plan Amendment became effective.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and Computershare entered into the Rights Plan Amendment, pursuant to which the Company and Computershare amended the stockholder protection rights agreement, dated April 11, 2000 (as previously amended), to provide that neither Spinco nor any of its respective affiliates and associates will be an acquiring person under the stockholder rights plan to the extent that any becomes the beneficial owner of 10% or more of our common stock solely as a result of the merger transactions.

Retention Agreements and Revised Employment Agreements

In connection with the merger with Spinco, on September 26, 2008, the Board of Directors of the Company approved, and on September 30, 2008, we entered into, (i) amendments to existing retention agreements (the “Retention Agreements”) with three named executive officers of the Company, (ii) amended employment agreements with two additional named executive officers of the Company (the “Revised Employment Agreements”) and (iii) amendments to existing retention agreements with two members of its management team.

A description of these Retention Agreements and Revised Employment Agreements between us and the named executive officers is as follows:

Retention Agreements

We have entered into amendments to existing retention agreements with Harold McElraft, our current Chief Financial Officer and Treasurer, Suzette Berrios, our current Vice President and General Counsel and James Strickler, our current Managing Director. Retention of these employees of the Company has been determined by Walter’s management to be desirable for a smooth transition following the merger. These Retention Agreements require such employees to remain with the Company through a specified date in order to qualify for retention payments thereunder. For Mr. Strickler, such date is December 31, 2009 (and the retention payment he will receive is $75,000). For Ms. Berrios and Mr. McElraft, such date is May 31, 2009 (and the retention payments they will receive are $39,320 and $55,564, respectively).

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

Employment Agreements

The Company and each of Mr. John Burchett, its current President and Chief Executive Officer, and Ms. Irma Tavares, its current Chief Operating Officer, entered into the Revised Employment Agreements which provide that Mr. Burchett’s and Ms. Tavares’s duties and responsibilities following the merger will be to assist us and Spinco in the post-merger integration process. In addition the Revised Employment Agreements provide that if the merger does not occur, the prior employment agreements of Mr. Burchett and Ms. Tavares will remain in effect, and the Revised Employment Agreements will be null and void. The Revised Employment Agreements eliminate the one-year “Non-Competition” covenants in the prior employment agreements of Mr. Burchett and Ms. Tavares. The Revised Employment Agreements also extend the period (from 90 days following a Change in Control to twelve months following a Change in Control) during which the applicable employee may terminate employment following a Change in Control due to the occurrence of a Significant Adverse Action and remain entitled to receive the severance benefits as provided in the prior employment agreements.

Subsequent Changes to the Merger Agreement and Merger Related Agreements

The Company’s Registration Statement on Form S-4 was declared effective by the SEC as of February 18, 2009. The Company has established a record date of February 17, 2009, for its special meeting of stockholders to be held on April 15, 2009 to approve the merger and other related transactions.

Incorporation by reference

The foregoing descriptions of the merger and the Merger Agreement and Restated Merger Agreement, the Loan Agreement and Restated Loan Agreement, the Control Agreement, the Exchange Agreements and Amendments, the Voting Agreement and the Voting Agreement Assignment, the License Agreement, the Rights Plan Amendment and the transactions contemplated thereby, do not purport to be complete and are qualified in their entirety by the terms and conditions of the Merger Agreement and Restated Merger Agreement , the Loan Agreement and Restated Loan Agreement, the Exchange Agreements and Exchange Agreement Amendments, the Voting Agreement and Voting Agreement Assignment, the License Agreement and the Rights Plan Amendment, each of which is filed as an exhibit to this report and is incorporated into this report by reference.

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

Our interest rate caps are used to economically hedge the changes in interest rates of our borrowings that have traditionally been floating rates. As we established fixed-rate financing for our Subordinate MBS on August 10, 2007, our principal borrowing, the cap is no longer relevant as the notional amount of the interest rate caps exceeds the underlying borrowing exposure. However, our potential loss exposure for these instruments is limited to their fair market value, which is below one-thousand dollars as of December 31, 2008.

As of December 31, 2008, we retained the credit risk on $2.13 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

Contractual Obligations

The following are our contractual obligations as of December 31, 2008 (dollars in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(1)(2)(3)	$44,143	$—	$—	$—	$44,143
Other long-term debt(4)(5)	868	474	394	—	—
Operating leases	389	220	169	—	—

Total	$45,400	$694	$563	$—	$44,143

(1)	Includes collateralized mortgage obligations and liability to subsidiary trusts issuing preferred and capital securities.

(2)	Long-term debt is reflected at its stated maturity date although principal pay-downs received from the related mortgage loans held as collateral for CMOs will reduce the amount of debt outstanding.

(3)	Interest accrues at the annual rates of 8.51% for approximately $20.6 million of debt and 9.21% for another $20.6 million of debt. Interest in the aggregate of approximately $4.6 million, not included in the table, has been accrued and unpaid in accordance with the terms of the obligations. Extinguishment of the debt and the accrued and unpaid interest are contingent upon the completion of the pending merger and related Exchange Agreements with the debt holders discussed elsewhere in this report on Form 10-K.

(4)	Effective December 15, 2008, the NY Office property is under a sub-lease agreement. We capitalized the full lease obligation of approximately $226,000 and the receivable amount of $189,000 from the sub-tenant, and expensed the net loss and reported the net liability of approximately $37,000.

(5)	Includes liability incurred from default of subtenant, which total $831,000 as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Reports of Independent Registered Public Accounting Firms thereon, begin on page F-1 of this Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The merger agreement between the Company and the Walter Parties provides that at the closing of the merger, the directors of the Surviving Corporation will be divided as nearly equally as possible into approximately three classes and shall consist of seven directors. Six directors will be designated by Spinco, in its sole discretion, and one has been designated by the Company. Each director shall serve a term of office of three years. The Company has designated John A. Burchett as its director.

The Company’s current Board of Directors is divided into three classes, with each class as nearly equal in number as possible. One class is elected each year for a term of three years. Any Director who was appointed by the Board of Directors to fill a vacancy holds office until the next annual meeting of stockholders, at which time the stockholders elect a Director to hold office for the balance of the term then remaining. None of the non-executive Directors are related to any of our executive officers. The Company’s current Directors and executive officers are set forth below.

Name of Director	Age	Principal Occupation, Business Experience and Background

James F. Stone	68	James F. Stone has been a Director since March 2000. Mr. Stone has been a partner of SeaView Capital LLC, an investment firm, since March 2000. From 1996 to 2000, he was a partner of Riparian Partners, an investment firm. Mr. Stone is a member of the boards of Fiber Composites LLC, Truarc LLC and the South County Hospital in Rhode Island.
John N. Rees	75	John N. Rees has been a Director since the consummation of our initial public offering in September 1997. Since 1986, Mr. Rees has been President of Pilot Management, an investor and a consultant to emerging businesses.
John A. Clymer	60	John A. Clymer has been a Director since the consummation of our initial public offering in September 1997. Mr. Clymer has been employed by Marvin Companies since January 2008 in the Office of Strategy Management. Prior thereto, he was a self-employed financial advisor and consultant since August 2006. Prior thereto, he was a Managing Director of U.S. Trust Company, a position he held since 2001. Since 1994, Mr. Clymer was the Chief Investment Officer and a Managing Director of Resource Trust Co., which was acquired by U.S. Trust in 2001. Mr. Clymer also serves as a Director for the YMCA Retirement Fund, Hudson Health Corporation and Hudson Medical Center, Phipps Foundation, and Trustmark Insurance Co.
John A. Burchett	66	John A. Burchett has been the Chairman of our Board and our President and Chief Executive Officer, since our inception in June 1997. Mr. Burchett has also been the Chairman of the Board and Chief Executive Officer of Hanover Capital Partners 2, Ltd. since its formation in 1989. Prior to founding Hanover, Mr. Burchett held executive positions in the national mortgage finance operations of two global financial institutions, Citicorp Investment Bank from 1980 to 1987, and Bankers Trust Company from 1987 to 1989.
Irma N. Tavares	54	Irma N. Tavares has been a Director since our inception in June 1997. Ms. Tavares was named our Chief Operating Officer in October 2004. Prior thereto, Ms. Tavares was and continues to be one of our Senior Managing Directors, and has been a Senior Managing Director and a Director of Hanover Capital Partners 2, Ltd. since its formation in 1989. Ms. Tavares is now the Vice Chairman of the Board and Senior Managing Director of Hanover Capital Partners 2, Ltd. Before joining us, Ms. Tavares held mortgage-related trading positions at both Citicorp Investment Bank from 1983 to 1987 and Bankers Trust Company from 1987 to 1989.

We have listed below our executive officers that are not directors.

Name of Director	Age	Principal Occupation, Business Experience and Background

Suzette N. Berrios	46	Suzette N. Berrios was named our Vice President and General Counsel in November 2005. Before joining us, Ms. Berrios was General Counsel for a publicly-held staffing company from March 2002 to November 2005. Prior to that, Ms. Berrios worked with several New Jersey and Philadelphia, PA law firms.
Harold H. McElraft	64	Harold F. McElraft was named Chief Financial Officer and Treasurer in April 2005. Mr. McElraft was a partner from 2002-2007 with the New York office of Tatum LLC, a national firm of career chief financial officers that provides financial solutions to companies of all sizes. From 1998 to 2002, Mr. McElraft served as Department Vice President with Prudential Financial, Inc. in Newark, New Jersey. Mr. McElraft has over thirty years of financial management experience in the financial services industry. His financial executive experience includes positions with Lincoln Investment Management, Inc., GNA Corporation, Templeton Funds Management, and AIM Management. He is a certified public accountant and a former Audit Partner with KPMG LLP.
James C. Strickler	52	James C. Strickler has been a Managing Director of Hanover since June 1999. Prior thereto, Mr. Strickler was a Vice President of Hanover for more than four years. Before joining Hanover in 1995, Mr. Strickler was at Lehman Brothers, where he managed the Firm’s residential non-performing and B-piece businesses in addition to its non-conduit eligible whole loan business. From 1988 to 1992, Mr. Strickler managed the Fixed Income Syndicate and Asset-Backed Securities Trading Departments at Chemical Bank. Mr. Strickler traded residential mortgage whole loans and private-label mortgage backed securities at Morgan Stanley & Co. from 1984 to 1988 and at Citicorp from 1983 to 1984. Mr. Strickler received an MBA with a Concentration in Finance from the University of Chicago and an A.B. from Duke University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2008, except for James F. Stone, who filed a late Form 4 with respect to an issuance of stock options in 2008.

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

Codes of Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies to all officers and employees and a code of ethics for principal executive and senior financial officers. The purpose of these codes is to deter wrongdoing and to promote:

•	honest and ethical conduct and fair dealing, including the handling of actual or apparent conflicts of interest between personal and professional relationships, protection of confidential information and proper use of the Company’s assets;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in other public communications made by the Company;

•	the prompt internal reporting of code violations to the appropriate person or persons identified in the codes;

•	compliance with applicable governmental laws, rules and regulations; and

•	accountability for adherence to the Company’s policies.

The “Code of Business Conduct and Ethics” and the “Code of Ethics for Principal Executive Senior Financial Officers” can be found under “Code of Conduct” and “Code of Ethics,” respectively, under the Corporate Governance section of our website at www.hanovercapitalholdings.com. Please note that information on our website is not incorporated by reference in this report on Form 10-K.

Audit Committee.  The Audit Committee was established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes and audits of the financial statements of the Company. The Audit Committee is comprised of three (3) independent Directors, John N. Rees, John A. Clymer and James F. Stone, each of whom the Board has determined is independent within the meaning of SEC regulations and the NYSE Amex listing requirements. The Board of Directors has determined that Mr. Rees is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K adopted by the SEC. Each member of the Audit Committee meets the requirements for financial literacy of the NYSE Amex. The Audit Committee held five meetings during 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Elements of Compensation

A summary of each element of the compensation program for our Named Executive Officers is set forth below. The Compensation Committee believes that each element complements the others and that together they serve to achieve the Company’s compensation objectives. In accordance with our overall objectives, the executive compensation program for 2008 was competitive with our industry. For the year ended December 31, 2008, there was no payment of short and long-term incentives to the NEOs as Company goals were not achieved.

Base Salary

We provide competitive base salaries to attract and retain key executive talent. The Committee believes that a competitive base salary is an important component of compensation as it provides a degree of financial stability for our executives. Base salaries also form the basis for calculating other compensation opportunities for our Named Executive Officers. For example, base salaries are partially used to determine each executive officer’s annual incentive opportunity (see “Annual Short-Term Incentives,” below) and long-term incentive awards (see “Long-Term Incentives,” below) and are included in the formula for calculating severance benefits in the event of a change in control (see “Severance Arrangements,” below).

Base salaries are designed to be competitive with base salaries paid by companies in comparable groups (in and around our geographic location) to executives with similar responsibilities to the responsibilities being exercised by the particular executive officers of the Company. The salaries are normally set at target levels adjusted to reflect the individual’s scope of responsibilities, level of experience and skill, and the quality of his or her performance over time. These base salaries are adjusted to reflect, at a minimum, cost of living adjustments. Attention is also given to maintaining appropriate internal salary relationships among the Company’s executive officers, and to recognizing succession planning goals.

For 2008, the base salaries for some of our Named Executive Officers were increased over their base salaries for 2007: (i) Mr. McElraft received a 3.50% increase, (ii) Mr. Strickler received a 3.50% increase and (iii) Ms. Berrios received a 3.50% increase. Mr. Burchett and Ms. Tavares did not receive an increase in salary. For more information about the 2008 base salaries for each of our Named Executive Officers, please refer to the “Salary” column of the Summary Compensation Table included elsewhere in this Form 10-K.

Annual Short-Term Incentives

Consistent with our emphasis on pay for performance incentive compensation programs, we had previously established the 1997 Bonus Incentive Compensation Plan, 1997 Executive and Non-Employee Director Stock Option Plan, and 1999 Equity Incentive Plan under which our executive officers, including our Named Executive Officers, among others, were eligible to receive annual incentive cash payments based on performance against annual established performance targets. The annual incentive was designed to reward achievement of each year’s business plan objectives in a manner consistent with achievement of the Company’s strategy of achieving long-term stockholder value. The Bonus Incentive Compensation Plan expired according to its terms on September 8, 2007, and the 1997 Plan expired according to its terms on September 8, 2008. In 2008, 2,000 options were granted under the 1997 Plan.

Stock-Based Incentive Compensation

The Company adopted its stock-based incentive plans in order to attract, motivate and retain qualified personnel. The Company believes that stock-based compensation provides additional incentive to contribute to the success of the Company, since the value of such compensation is directly related to the market value of the Company’s common stock. While Hanover applies the accounting principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” to awards, it does not take this into consideration as a factor in the making of awards, but is motivated by the compensation objectives in order to maximize executive and director performance. We utilize the Black-Scholes option pricing model in valuing equity grants for financial reporting.

1999 Equity Incentive Plan

This Plan authorizes the Compensation Committee to grant non-qualified stock options or restricted stock to executive officers, key employees, Directors, agents, advisors and consultants of the Company and its subsidiaries. To date, all options granted under the 1999 Equity Incentive Plan have been granted at an exercise price equal to the fair market value on the date of grant. No stock options were awarded under the 1999 Equity Incentive Plan during 2007 or 2008.

Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1999 Equity Incentive Plan authorizes the grant of options to purchase, and awards of, an aggregate of up to 550,710 shares of the Company’s common stock. If an option granted under the 1999 Equity Incentive Plan expires or terminates, or an award is forfeited, the shares subject to any unexercised portion of such option or award will again become available for the issuance of further options or awards under the 1999 Equity Incentive Plan. In connection with the pending merger, the Company has approved, subject to stockholder approval by a majority of the votes cast on the matter, (i) an amendment to the 1999 Equity Incentive Plan to increase the number of shares from 550,710 to 3,000,000 and (ii) the creation of the 2009 Long-Term Incentive Awards Plan of Hanover Capital Mortgage Holdings, Inc. which, if implemented, would reserve 3,000,000 shares of common stock for issuance under the plan.

No eligible participant can be granted options exercisable into, or awards of, more than 50,000 shares of the Company’s common stock in any year. As of December 31, 2008 the Company had 15,917 shares of common stock remaining available for issuance under this Plan and as of March 10, 2009, the Company had

15,917 shares of common stock remaining available for issuance under this Plan. This Plan will expire according to its terms on May 20, 2009.

Mr. Burchett and Ms. Tavares’ Revised Employment Agreements provide that they are both entitled to participate in any and all bonus plans adopted by the Board and/or Committee for the executive officers of the Company and its subsidiaries, and to participate in the Company’s 1997 executive and non-employee Director Stock Option Plan, 1999 Equity Incentive Plan and any and all other equity compensation plans adopted by the Board for the employees for the Company and its subsidiaries. Based on the Company’s 2008 performance, since the Company’s EPS was not at the targeted level, no funds were accrued to pay performance bonuses to the Named Executive Officers in 2008. However, the NEOs did receive retention bonuses in 2008, as noted in “Severance Agreements” below.

Annual incentives are included in the formula for calculating severance benefits in the event of a change in control (see “Severance Arrangements,” below).

Long-Term Incentives

We award long-term incentive grants to executive officers, including the Named Executive Officers, as part of our total compensation package. These awards are consistent with our pay for performance principles because they are designed to focus the attention of executives on strategic goals spanning more than the current year, and to align the interest of executives with the Company’s goal of creating long-term stockholder value.

Long-term incentives have included two components in recent years: (i) options to purchase the Company’s common stock; and (ii) performance shares that vest depending upon the Company’s performance over a five-year performance period. No stock options or performance shares were awarded to the NEOs for 2008.

Health, Welfare and Other Personal Benefits

In addition to the principal compensation components described above, our Named Executive Officers are entitled to participate in all health, welfare, fringe benefit, and other arrangements generally available to other salaried employees. We also may, as considered reasonable and appropriate on a case by case basis, provide our officers, including our Named Executive Officers, with limited additional perquisites and other personal benefits.

The Compensation Committee believes that these health, welfare, and other personal benefits are reasonable and consistent with the practices of public companies in the United States. The Compensation Committee also believes that these benefits assist the Company in attracting and retaining key executives.

Severance Arrangements

The Company currently has employment agreements with Mr. Burchett and Ms. Tavares only.

Mr. Burchett and Ms. Tavares’ employment agreements contain certain change in control provisions. These provisions are designed to encourage the executive’s full attention and dedication to the Company currently and in the event of any threatened or pending change in control. Under these provisions, these Named Executive Officers would be entitled to certain payments and benefits if a change in control were to occur and the Company or its affiliates terminated the executive’s employment without “cause” or the executive terminated his employment with the Company or its affiliates for “good reason” following such change in control. As noted above, Mr. Burchett and Ms. Tavares’ Revised Employment Agreements also provided for a retention bonus of $300,000 to be paid to Mr. Burchett and a retention bonus of $200,000 to be paid to Ms. Tavares at the earliest of (i) August 29, 2008 or (ii) upon the occurrence of certain specified termination events, including termination by the Company without good cause and termination by the Company following a change in control. These bonuses were paid in August 2008.

On September 30, 2008, the Company and each of Mr. Burchett and Ms. Tavares entered into amended employment agreements, as further amended on February 12, 2009, to reflect the Second Amended and Restated Merger Agreement and Plan of Merger and any subsequent amendments. These agreements are designed to encourage the executive’s full attention and dedication to the Company in the event of any threatened or pending change in control. These agreements provide for an annual base salary of $393,585 for Mr. Burchett and $319,625 for Ms. Tavares. These base salaries could be increased, but not decreased, annually at the discretion of the compensation committee of the Company or the Surviving Corporation for merit increases and other salary adjustments, among other things. Each of these employment agreements has a three-year term. Each of Mr. Burchett and Ms. Tavares is entitled to participate in any and all bonus plans adopted by the board of directors or compensation committee of the Company or the Surviving Corporation for executive officers of the Company, as well as the 1997 Executive and Non-Employee Director Stock Option Plan (which has since expired) and the 1999 Equity Incentive Plan and any and all other equity compensation plans adopted by the board of directors of the Company or the Surviving Corporation for the employees of the Company and its subsidiaries. Mr. Burchett is also entitled to $2 million in term life insurance and Ms. Tavares is entitled to $1.5 million in term life insurance. In addition, these officers are entitled to club dues and Disability Insurance Supplements as defined in the agreements. Under these agreements, these executive officers would be entitled to certain payments and benefits if a change in control were to occur and the Company or its affiliates terminated the executive’s employment without “cause” or the executive terminated his employment with the Company or its affiliates for “good reason” following such change in control. Pursuant to the terms of the agreements, Mr. Burchett’s and Ms. Tavares’s duties and responsibilities following the merger will be to assist the Company and Spinco in the post-merger integration process. The amended and restated employment agreements eliminate the one-year “non-competition” covenants in the employment agreements and also extend the period (from 90 days following a change in control to twelve months following a change in control) during which Mr. Burchett and Ms. Tavares may terminate employment following a change in control due to “good reason” and remain entitled to receive the severance benefits as provided in the prior employment agreements. In addition the agreements provide that if the merger does not occur, the prior employment agreements of Mr. Burchett and Ms. Tavares will remain in effect, and the newly amended and restated employment agreements will be null and void. The Compensation Committee believes that the protections afforded by these change in control provisions are a valuable incentive for attracting and retaining key executives and are competitive with those of other public corporations.

On November 27, 2007, the Company entered into retention agreements (the “Retention Agreements”) with its Chief Financial Officer and Treasurer, Harold F. McElraft, its Managing Director and Portfolio Manager, James Strickler and its Vice President and General Counsel, Suzette N. Berrios. The Retention Agreements provided for, among other things, a severance payment of six (6) months base salary upon the occurrence of certain specified events, including termination by the Company without good cause and termination by the Company following a change in control. These severance payments ranged from $94,938 to $134,456. The Retention Agreements also provided, at the employee’s election, for the payment of a $25,000 cash retention payment (“Retention Bonus”) or a Retention Option Grant of 30,000 options, which cash payment were to be made, or which options would vest at the earliest of (i) August 29, 2008 or (ii) upon the occurrence of certain specified termination events, including termination by the Company without good cause and termination by the Company following a change in control. On December 10, 2007, the Company entered into an Amended and Restated Retention Agreement with Mr. Strickler, which increased the Retention Bonus from $25,000 to $125,000. Mr. Strickler’s Amended and Restated Retention Agreement did not otherwise materially modify his Retention Agreement. On December 11, 2007, the Company entered into Amended and Restated Retention Agreements with each of Mr. McElraft and Ms. Berrios, which increased the Retention Bonus from $25,000 to $75,000, but did not otherwise materially modify their Retention Agreements. These bonuses were paid to Mr. Strickler, Mr. McElraft and Ms. Berrios in August 2008.

In connection with the execution of the original merger agreement, the Company entered into second amended and restated retention agreements (the “Second Amended and Restated Retention Agreements”) with Mr. McElraft, Mr. Strickler and Ms. Berrios. The Second Amended and Restated Retention Agreements provide for, among other things, a severance payment of twelve (12) months base salary for Mr. Strickler and six (6) months base salary for Mr. McElraft and Ms. Berrios upon the occurrence of certain specified events, including termination by the Company without good cause and termination by the Company following a change in control. These Second Amended and Restated Retention Agreements provide for severance payments of $278,435, $138,910 and $98,300 for Mr. Strickler, Mr. McElraft and Ms. Berrios, respectively.

The Second Amended and Restated Retention Agreements also provided for the payment of cash retention bonuses of $75,000, $55,564 and $39,320 for Mr. Strickler, Mr. McElraft and Ms. Berrios, respectively (“Retention Bonuses”), which cash payment shall be made, subject to the executive’s continued employment, at the earliest of (i) May 31, 2009 (Ms. Berrios and Mr. McElraft), December 31, 2009 (Mr. Strickler) or (ii) upon the occurrence of certain specified termination events, including termination by the Company without good cause and termination by the Company following a change in control. Mr. Strickler’s, Mr. McElraft’s and Ms. Berrios’ Second Amended and Restated Retention Agreements did not otherwise materially modify their retention arrangements. Mr. McElraft’s and Ms. Berrios’ Amended and Restated Retention Agreements did not otherwise materially modify their Retention Agreement. The Company management and their affiliates owned approximately 11.13% of the shares of the Company common stock outstanding as of February 17, 2009.

Additionally, the Company had also entered into retention agreements with five other members of middle management, which provide for retention bonuses, ranging from $13,000 to $15,000, to be paid on the earliest of (i) August 28, 2008 or (ii) upon the occurrence of a change in control, major reduction in work force, or other material corporate event, any of which results in the employee’s separation of employment (a “Termination Event”). These bonuses were paid in August 2008.

The Company has also entered into retention agreements with three other employees, which provide for retention bonuses, ranging from $3,000 to $11,012, and severance, ranging from four months to five months, to be paid on the earliest of (i) May 15, 2009, for two of the employees, and May 31, 2009, for the other employee or (ii) upon the occurrence of a Termination Event.

Additionally, the Company has also entered into retention and severance agreements with two other employees and severance agreements only with four other employees, all of whom will remain with the Company post merger.

The following table sets forth information regarding the compensation for the calendar years indicated for the named executive officers.

SUMMARY COMPENSATION TABLE

									Nonqualified
									Deferred
					Stock		Option	Non-Equity	Compensation	All other
		Salary	Bonus		Awards		Awards	Incentive Plan	Earnings	Compensation		Total
Name and Principal Position	Year	$	$		$		$	Compensation	$	$		$

John A. Burchett	2008	$393,585	$300,000	(1)	—		—	—	—	$20,977	(2)	$714,562
Chairman of the Board,	2007	$384,159	—		—		—	—	—	$24,977	(2)	$409,136
President and Chief Operating Officer
Harold F. McElraft	2008	$277,820	$75,000	(1)	—		—	—	—	$4,500	(4)	$357,320
Chief Financial Officer	2007	$269,180	—		$2,833	(3)	—	—	—	$4,400	(4)	$276,413
and Treasurer
Irma N. Tavares	2008	$319,625	$200,000	(1)	—		—	—	—	$11,402	(5)	$531,027
Chief Operating Officer	2007	$311,391	—		—		—	—	—	$17,534	(5)	$328,925
and Managing Director
James Strickler	2008	$279,600	$125,000	(1)	—		—	—	—	$4,500	(4)	$407,935
Managing Director	2007	$268,913	—		$24,353	(3)	—	—	—	$4,400	(4)	$297,666
and Portfolio Manager
Suzette N. Berrios	2008	$196,600	$75,000	(1)	—		—	—	—	$2,848	(6)	$274,448
Vice President and	2007	$189,875	—		$2,125	(3)	—	—	—	$2,188	(6)	$194,188
General Counsel

(1)	Mr. Burchett was paid a retention bonus of $300,000 by the Company on August 29, 2008, Ms. Tavares was paid a retention bonus of $200,000 by the Company on August 29, 2008, Mr. Strickler was paid a retention bonus of $125,000 by the Company on August 29, 2008, Ms. Berrios was paid a retention bonus of $75,000 by the Company on August 29, 2008, and Mr. McElraft was paid a retention bonus of $75,000 by the Company on August 29, 2008.

(2)	Includes for Mr. Burchett $4,400 for employer contributions to 401(k) for fiscal 2007 and $4,600 for fiscal 2008; $8,030 for insurance premiums for fiscal 2007 and fiscal 2008; $8,347 for additional disability insurance premiums for each of fiscal 2007 and 2008; $4,200 for an automobile allowance for fiscal 2007 and $0 for fiscal 2008; and $0 for club membership dues for fiscal 2007 and fiscal 2008.

(3)	Represents the compensation cost recognized for fiscal 2007, in connection with restricted shares of the Company granted to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the 2007 Annual Report on Form 10-K.

(4)	Includes $4,400 for employer contributions to 401(k) for fiscal 2007 and $4,500 for fiscal 2008.

(5)	Includes for Ms. Tavares $4,400 for employer contributions to 401(k) for fiscal 2007 and $4,600 for fiscal 2008; $995 for insurance premiums for fiscal 2007 and $1,120 for fiscal 2008; $3,600 for an automobile allowance for fiscal 2007 and $0 for fiscal 2008; and $8,539 for additional disability premiums for fiscal 2007 and $5,682 for fiscal 2008.

(6)	Includes $2,188 for employer contributions to the 401(k) for fiscal 2007 and $2,848 for fiscal 2008.

The following table sets forth information regarding stock awards, stock options and similar equity compensation outstanding at December 31, 2008, whether granted in 2008 or earlier, including awards that have been transferred other than for value.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of
	Underlying	Underlying			Shares or Units	Market Value of
	Unexercised	Unexercised	Option	Option	of Stock that	Shares or Units of
	Options (#)	Options (#)	Exercise Price	Expiration	Have Not Vested	Stock That Have Not
Name	Exercisable	Unexercisable	($)	Date	(#)(1)	Vested ($)(2)

John A. Burchett	24,270	—	15.75	6/30/12	—	—
Irma N. Tavares	18,630	—	15.75	6/30/12	—	—
Harold F. McElraft	—	—	—	N/A	3,200	$288
James Strickler	4,000	—	4.625	7/28/09	7,200	$648
	3,334	—	3.875	5/17/10	—	—
Suzette N. Berrios	—	—	—	N/A	2,400	$216

(1)	Mr. Strickler was granted 10,000 Restricted Shares pursuant to the 1997 Executive and Non-Employee Director Stock Option Plan that began vesting annually in 20% increments beginning on May 2, 2006. Messrs. McElraft and Strickler were each granted 4,000 Restricted Shares and Ms. Berrios was granted 3,000 Restricted Shares, each award granted pursuant to the 1997 Executive and Non-Employee Director Stock Option Plan that vest annually in 20% increments beginning on March 15, 2008.

(2)	Market value is calculated on the basis of $0.09 per share, which was the closing sales price for our common stock on December 31, 2008.

The following table sets forth director compensation during the last fiscal year.

Director Compensation for 2008

				Non-Equity
	Fees Earned or	Stock	Option	Incentive Plan	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)

John Clymer	$41,000	—	—	—	—	$41,000
John N. Rees	$46,000	—	—	—	—	$46,000
James F. Stone	$41,000	$798	—	—	—	$41,798

(1)	Represents the compensation cost recognized for the fiscal year 2008 in connection with the stock options granted to the director, calculated in accordance with FAS 123R for financial statement purposes. The grant fair value of the option award made in 2008 for Mr. Stone for FAS 123R purposes was for a stock option of 2,000 shares..

Employment/Retention Agreements of Named Executive Officers Employed by the Company

As previously indicated, on September 30, 2008, Mr. Burchett and Ms. Tavares each entered into amended employment agreements with the Company. The following discussion of compensation with respect to Mr. Burchett and Ms. Tavares reflects these new employment agreements.

Effective July 1, 2002, the Company entered into Amended and Restated Employment Agreements (“Employment Agreements”) with each of John A. Burchett, its Chairman, President and Chief Executive Officer, and Irma N. Tavares, its current Chief Operating Officer and Managing Director. The Company and each of Mr. Burchett and Ms. Tavares, on November 27, 2007 and September 30, 2008, entered into new revised First and then Second Amended and Restated Employment Agreements which were subsequently amended on February 12, 2009 (“Revised Agreements”). The Revised Employment Agreements have a three year term and expire on September 30, 2011.

The Revised Employment Agreements provided for a retention bonus of $300,000 to be paid to Mr. Burchett and a retention bonus of $200,000 to be paid to Ms. Tavares, which were paid on August 29, 2008. The Revised Employment Agreements also made several substantial technical corrections to the Employment Agreements in order to make them compliant with Section 409A of the Code.

The following table applies to the Revised Employment Agreements of Mr. Burchett and Ms. Tavares:

Termination Type	Initiated By	Required Notice	Entitlement	Comments

Termination for Good Cause	the Company	Any Time	N/A	If convicted of felony, employee must pay all costs & expenses (including reasonable attorney’s fees) incurred by the Company.
Termination without Good Cause (Involuntary Termination)	the Company	Any Time	(I) Single Lump Sum Separation Payment equal to the lesser amount of:	Payment due on or before 60th day following Separation Date

Termination Type	Initiated By	Required Notice	Entitlement	Comments

			a) Severance Limit; or	Severance limit = lesser of twice the lesser of: (A) the sum of the Employee’s annualized compensation based upon the annual rate of pay for services provided to the Company for the taxable year of the Employee’s preceding the taxable year of the Employee in which the Employee has a separation of service with the Company (adjusted for any increase during that year that was expected to continue indefinitely if the Employee had not separated from service): or (B) the maximum amount that may be taken into account under a qualified plan pursuant to Code § 401(a)(17) for the year in which the Employee has a separation of service.
b) the greater of either:
			x. Base Salary Amount; or	Base Salary Amount equals Employee’s Base Salary at the rate then in effect. However, if Employee’s Termination by the Company without Good Cause occurs within 90 days following a Change in Control, the Base Salary Amount shall mean two times Employee’s Base Salary at the rate then in effect.
			y. Base Salary Amount at the rate then in effect through Expiration Date	If Severance Compensation is not fully paid on or before 60th day following Separation Date, then a separate payment from the Separation Payment will be paid in the form of salary continuation, beginning on the first regular payroll date following the first day that is 6 mos. after the Employee’s Separation Date,

Termination Type	Initiated By	Required Notice	Entitlement	Comments

If applicable, salary continuation shall be the greater of:
x. Base Salary Amount, minus the amount paid pursuant to Clause (I) — Separation Payment; or
y. Base Salary Amount at the rate then in effect through the Expiration Date minus the amount paid pursuant to Clause (I) — Separation Payment.
If Employee obtains other full-time or part-time employment or consulting work during the one year period following the Termination Date (unless termination occurred with 90 days following a Change in Control), the amount of payments Employee receives from such employment or work shall be credited against the amount the Company is obligated to pay Employee.
Termination without Good Cause (Not an Involuntary Termination)	the Company	Beginning on the first regular payroll date following the first day that is 6 mos. after the Employee’s Separation Date.
In the form of salary continuation, the greater of:

Termination Type	Initiated By	Required Notice	Entitlement	Comments

			x. Base Salary Amount; or	Base Salary Amount equals Employee’s Base Salary at the rate then in effect. However, if Employee’s Termination by the Company without Good Cause occurs within 90 days following a Change in Control, the Base Salary Amount shall mean two times Employee’s Base Salary at the rate then in effect.
y. Employee’s Base Salary Amount at the rate then in effect through the Expiration Date.
If Employee obtains other full-time or part-time employment or consulting work during the one year period following the Termination Date (unless termination occurred with 90 days following a Change in Control), the amount of payments Employee receives from such employment or work shall be credited against the amount the Company is obligated to pay Employee.
Termination without Cause	Employee	90 Days	If required notice period (or portion thereof) is waived by the Company’s board of directors, the Company will pay Employee’s Salary for the notice period (or for any remaining portion of the period) provided Employee continues to be employed during that period.	May resign from the Company at any time upon 90 days prior written notice to the Company.

Termination Type	Initiated By	Required Notice	Entitlement	Comments

Termination upon Disability of Employee	the Company	N/A	Employee entitled to receive, in full satisfaction of all obligations due to the Employee by the Company under this Agreement, the Employee’s Base Salary then in effect while such disability continues until the date upon which any disability benefits pursuant to the disability insurance policy provided by the Company commences (but in no event more than 2 months) and any unreimbursed expenses payable pursuant to the agreement.	the Company may terminate this Agreement, and thereby terminate Employee’s employment, upon the disability of the Employee.
Termination upon Death of Employee	the Company	N/A	Employee’s Base Salary through last day of the month of death the proceeds of the insurance policy or policies maintained on the Employee’s life, pursuant to Agreement, and any unreimbursed expenses payable pursuant to Agreement.	Agreement shall terminate upon the death of Employee, in which event the Employee’s estate, legal representatives or Designee shall be entitled to receive, in full satisfaction of all obligations due to the Employee by the Company.

Termination Type	Initiated By	Required Notice	Entitlement	Comments

Termination Due to a Significant Adverse Action Following Change of Control — Any time within 12 months following a Change of Control			The Company shall pay the Employee: (A) Single Lump Sum payment (on or before the 60th day following Separation Date), equal to the lesser of: (I) Severance Limit, or (II) the greater of either: (x) two times Employee’s Base Salary at the rate then in effect or (y) the Employee’s Base Salary at the rate then in effect through the Expiration Date; and if Employee’s Severance Compensation is not fully paid pursuant to Clause (A) — Separation Payment, then (B), as a separate payment from the Separation Payment, payment, in the form of salary continuation, beginning on the 1st regular payroll date following the 1st day that is 6 mos. after the date of Employee’s separation from service, of the greater of: (x) two times the Employee’s Base Salary at the rate then in effect, minus the amount paid pursuant to Clause (A) — Separation Payment above; or (y) Employee’s Base Salary at the rate then in effect through the Expiration Date minus the amount paid pursuant to Clause (A) — Separation Payment above.	Employee must notify Company in writing within 30 days of the date on which the Significant Adverse Action first occurred, and the Company fails to cure the Significant Adverse Action within 30 days of receipt of such notice, then the Employee may terminate the Employee’s employment on or within 15 days after the 30th day of the Company’s failure to cure the Significant Adverse Action of which the Employee gave such written notice.

Termination Type	Initiated By	Required Notice	Entitlement	Comments

Termination Upon or following Expiration of Agreement	Company	Involuntary Termination	The Company shall pay the Employee (A) a Separation Payment, in a single lump sum on or before the 60th day following the Employee’s Separation Date, equal to the lesser of the Severance Limit or one times the Employee’s Base Salary at the rate then in effect; an if the Employee’s Severance Compensation is not fully paid out pursuant to Clause (A) — Separation Payment, then (B) as a separate payment from the Separation Payment, payment in the form of salary continuation, beginning on the first regular payroll date next following the first day that is 6 mos. after the Employee’s Separation Date, of one times the Employee’s Base Salary at the rate then in effect, minus the amount paid pursuant to Clause (A) — Separation Payment until the remainder amount is fully repaid.
	Employee	“Not” Involuntary Termination	The Company shall pay the Employee, in the form of salary continuation, beginning on the 1st regular payroll date next following the 1st day that is 6 mos. after the date of Employee’s Separation Date, the Employee’s Base Salary at the rate then in effect (subject to other terms of payment as detailed in Agreement.)

The following table illustrates potential payments and benefits to Mr. Burchett, Ms. Tavares, Mr. Strickler, Ms. Berrios and Mr. McElraft as of December 31, 2008, under then-existing contracts, agreements, plans or arrangements with the Company for an involuntary termination of employment not for cause or a change in control, assuming a December 31, 2008, termination date. To the extent payment and benefits are generally available to employees on a non-discriminatory basis, they are excluded from this table:

Potential payments upon a termination of employment or change in control with respect to named executive officers employed by the Company.

Termination Type		John Burchett	Irma Tavares	James Strickler	Suzette Berrios	Harold McElraft

Termination for Good Cause	Total $0	—	—	—	—	—

Termination without Good Cause	Total $2,111,949	$787,170	$639,250	$353,435	$137,620	$194,474

Termination Following Change of Control	Total $2,111,949	$787,170	$639,250	$353,435	$137,620	$194,474

Termination Upon Expiration of Agreement(2)	Total $1,045,304	$393,585	$319,625	$—	$137,620	$194,474

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information is as follows:

As of December 31, 2008
Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	54,900	$13.93	—

Equity compensation plans not approved by security holders	21,334	$5.00	15,917

Share Ownership of Management and Certain Stockholders

The Company believes that its largest non-management stockholder, Ramius, held 600,000 shares of the Company’s outstanding common stock as of February 17, 2009, which represented approximately 6.93% of all outstanding shares of the Company common stock at that date. In addition, as of February 17, 2009, the Company directors, John A. Burchett and certain other members of the management, as a group, beneficially owned 886,636 outstanding shares of the Company common stock (excluding outstanding common stock options), which represented approximately 10.24% of all outstanding shares of the Company common stock entitled to vote at that date.

The following table sets forth the following information regarding the ownership of our common stock as of February 17, 2009:

•	each person who, to the Company’s knowledge, beneficially owns more than 5% of the Company common stock

•	each of the Company’s directors

•	each of the Company’s executive officers

•	all of the Company’s directors and executive officers as a group

	Amount and
	Nature of
	Beneficial		Percent of
Names and Address of Beneficial Owner	Ownership(1)		Class

Ramius Capital Group, LLC	600,000	(2)	6.93%
666 Third Avenue — 26th Floor New York, NY 10017
John A. Burchett	645,185	(3)	7.45%
200 Metroplex Drive, Suite 100 Edison, New Jersey 08817
Irma N. Tavares	225,487	(4)	2.6%
200 Metroplex Drive, Suite 100 Edison, New Jersey 08817
John N. Rees	32,000	(5)	*
101 Granite Street Rockport, Massachusetts 01966
John A. Clymer	11,531	(6)	*
829 Third Street Hudson, WI 54016
James F. Stone	15,000	(7)	*
362 Ocean Road Narragansett, Rhode Island 02882
James C. Strickler	24,667	(8)	*
200 Metroplex Drive, Suite 100 Edison, NJ 08817
Harold F. McElraft.	6,000	(9)	*
200 Metroplex Drive, Suite 100 Edison, NJ 08817
Suzette N. Berrios	3,000	(10)	*
200 Metroplex Drive, Suite 100 Edison, NJ 08817
All Directors and executive officers as a group (8 persons)	962,870	(11)	11.13%

*	Less than 1%

(1)	Except as otherwise noted, all persons have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned. All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of the record date.

(2)	According to the Schedule 13D filed by Ramius on August 20, 2007, Ramius is the beneficial owner of an aggregate of 600,000 shares of the Company common stock.

(3)	Includes 24,270 shares of common stock issuable upon the exercise of options.

(4)	Includes 18,630 shares of common stock issuable upon the exercise of options, and 3,750 owned by spouse.

(5)	Includes 12,000 shares of common stock issuable upon the exercise of options.

(6)	Includes 4,000 shares of common stock issuable upon the exercise of options.

(7)	Includes 10,000 shares of common stock issuable upon the exercise of options.

(8)	Includes 7,334 shares of common stock issuable upon the exercise of options and 5,200 shares of unvested restricted stock for which the executive officer has both voting and dividend rights.

(9)	Includes 3,200 shares of unvested restricted stock for which the executive officer has both voting and dividend rights.

(10)	Includes 2,400 shares of unvested restricted stock for which the executive officer has both voting and dividend rights.

(11)	Includes 76,234 shares of common stock issuable upon the exercise of options

Change in Control

On March 30, 2000, the Board of Directors adopted policies to take effect in the event a single person, entity or a group of persons and/or entities acting in concert acquire control of us. If there is a change of control, the Chief Executive Officer may:

•	accelerate the exercisability, prior to the effective date of the change in control, of all outstanding options under our 1997 Executive and Non-Employee Director Stock Option Plan and our 1999 Equity Incentive Plan (and terminate the restrictions applicable to any shares);

•	accelerate the exercisability, prior to the effective date of the change in control, of all outstanding incentive stock options (and terminate the restrictions applicable to any shares);

•	distribute, prior to the effective date of such change in control, all remaining shares of our common stock which have not yet been issued pursuant to the Contribution Agreement and terminate any restrictions applicable to such shares; and

•	forgive any and all of the outstanding indebtedness to us of Mr. Burchett and Ms. Tavares.

In addition, pursuant to our 1999 Equity Incentive Plan and 1997 Executive and Non-Employee Director Stock Option Plan, our Compensation Committee can take certain actions prior to a change in control, including:

•	under the 1999 Equity Incentive Plan:

1.	accelerating the exercisability of all outstanding options (and terminating restrictions applicable to any outstanding shares of restricted stock);

2. canceling outstanding options and paying cash therefore; and/or

3. repurchasing all outstanding shares of restricted stock;

•	under the 1997 Executive and Non-Employee Director Stock Option Plan:

1. accelerating the exercisability of all outstanding awards.

Our Stockholder Protection Rights Agreement became effective on April 28, 2000 and provides that the holder of a Right, upon the exercise of the Right, is entitled to purchase from us one one-hundredth of a share of Participating Preferred Stock at an exercise price of $17.00, subject to adjustment. The Stockholder Protection Rights Agreement provides that upon the separation time, which is when there is a public announcement by a person to acquire beneficial ownership of 10% or more of our common stock, the Rights will become exercisable and entitle each holder of a Right, other than Rights that are owned by the acquiring person, the right to receive shares of common stock having a market value of two times the exercise price of the Right. Our Board may amend the Agreement anytime prior to the separation time in any respect. On June 10, 2002 we amended our Stockholder Protection Rights Agreement to change the ownership limit applicable to Mr. Burchett from 18% to 20%. On September 30, 2008, the Company and Computershare Trust Company, N.A., as successor and agent, entered into the Third Amendment to Stockholders Protection Agreement (“Third Amendment” or “Rights Plan Amendment”). The Agreement and its amendments are filed as Exhibits to this report on Form 10-K and are available from us free of charge.

Concurrent with the execution and delivery of the Merger Agreement, the Company and Computershare entered into the Rights Plan Amendment, to permit the Amster Parties’ acquisition of the Company common stock pursuant to the Amster Exchange Agreement and the completion of the merger and the other transactions contemplated by the Merger Agreement without triggering the separation or exercise of the stockholder rights or any other adverse event under the Rights Plan. In particular, as a result of the Rights Plan Amendment, none of Walter, Spinco or any of their respective affiliates or associates will be an Acquiring Person (as defined in the Rights Plan) to the extent that either becomes the beneficial owner of 10% or more of the Company’s common stock solely as a result of the transactions contemplated by the Merger Agreement, and none of the Amster Parties will be an Acquiring Person during the period commencing on the issuance of the

Company common stock pursuant to the Amster Exchange Agreement and ending on the earlier of (i) the effective time of the merger and (ii) the termination of the Merger Agreement in accordance with its terms. If any Amster Party would otherwise become an Acquiring Person as a result of the issuance of the Company common stock pursuant to the Amster Exchange Agreement and the termination of the Merger Agreement in accordance with its terms, that Amster Party will not become an Acquiring Person upon termination of the Merger Agreement to the extent that the Amster Party promptly enters into an irrevocable commitment with the Company to divest, and thereafter promptly divests (without exercising or retaining any power, including voting power (except in accordance with any Voting Agreement), with respect to such shares), itself of sufficient shares of the Company common stock (or securities convertible into, exchangeable into or exercisable for the Company common stock) so that such Amster Party ceases to be the beneficial owner of 10% or more of the outstanding shares of the Company common stock.

In addition, the Rights Plan Amendment makes certain adjustments to the Rights Plan to ensure that the surviving corporation will have sufficient securities to satisfy its obligations under the Rights Plan in the event that the preferred stock purchase rights issued pursuant to the Rights Plan become exercisable at any time after the merger. In particular, the Rights Plan Amendment decreases the fraction of a share of the Company’s Participating Preferred Stock for which the preferred stock purchase rights issued pursuant to the Rights Plan are exercisable from one one-hundredth of a share of the Company’s Participating Preferred Stock to one ten-thousandth of a share of the Company’s Participating Preferred Stock. The Rights Plan Amendment also modifies the terms of the Company’s Participating Preferred Stock such that one ten-thousandth of a share of the Company’s Participating Preferred Stock has voting rights and economic rights that are equivalent to the voting rights and economic rights of one one-hundredth of a share of the Company’s Participating Preferred Stock before the Rights Plan Amendment became effective.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Role of the Committees of the Board of Directors

The standing committees of the Board of Directors are the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Investment Committee, and the Restructure Committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We recognize that transactions involving significant relationships between us and our directors, executives or employees can present conflicts of interest and create the appearance that our decisions are based on considerations outside of our best interests and those of our stockholders. Therefore, it is our preference to avoid transactions involving such relationships. Nevertheless, we recognize there are situations where such transactions may not be inconsistent with our best interests and those of our stockholders. Therefore, we have implemented certain policies and procedures intended to allow us to assess the propriety of such transactions.

See the discussion of our Code of Conduct under “Item 10. Directors, Executive Officers and Corporate Governance — Codes of Conduct and Ethics.”

The information set forth under “Item 10. Directors, Executive Officers and Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES DISCLOSURE OF FEES CHARGED BY PRINCIPAL ACCOUNTANTS

The following table presents expenses incurred for professional services rendered by Grant Thornton LLP, the Company’s principal accountant, for audit services, audit-related services, tax services and all other services in 2008 and 2007.

Fees	2008	2007

Audit Fees(1)	$812,915	$786,856
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$812,915	$786,856

(1)	For professional services rendered in connection with the audit of our annual financial statements and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q and for other audit services primarily related to financial accounting consultations.

(2)	For any assurance and related services that were reasonably related to the performance of the audit and review of our financial statements that were not already reported under Audit Fees above.

(3)	For professional services rendered in connection with tax compliance, tax advice, tax return preparation, tax planning and tax appeals.

(4)	For any other services rendered, other than as set forth above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent accountants during the fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements See Part II, Item 8 hereof.

(2)	Financial Statement Schedules See Part II, Item 8 hereof.

(3)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

Hanover Capital Mortgage Holdings, Inc.

By:	/s/ Harold F. Mcelraft
Harold F. McElraft
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ John A. Burchett John A. Burchett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Irma N. Tavares Irma N. Tavares	Chief Operating Officer, Senior Managing Director and a Director

/s/ John A. Clymer John A. Clymer	Director

/s/ John N. Rees John N. Rees	Director

/s/ James F. Stone James F. Stone	Director

/s/ Harold F. McElraft Harold F. McElraft	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Notes	Description

2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.
2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC
3.1	(2)	Amended and Restated Articles of Incorporation of Registrant
3.2	(3)	Amended and Restated By-Laws of Registrant
4.1	(4)	Specimen Common Stock Certificate of Registrant
4.2	(5)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust
4.3	(5)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant
4.4	(5)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005
4.5	(5)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005
4.6	(6)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust
4.7	(6)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.
4.8	(6)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005
4.9	(6)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005
4.10.1	(7)	Stockholder Protection Rights Agreement dated as of April 11, 2000 between Registrant and State Street Bank & Trust Company, as Rights Agent
4.10.2	(8)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.
4.10.3	(8)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 between Registrant and EquiServe Trust Company, N.A.
4.10.4	(13)	Third Amendment to Stockholder Protection Rights Agreement, entered into as of September 30, 2008, between Registrant and EquiServe Trust Company, N.A.
4.10.5	(9)	Fourth Amendment to Stockholder Protection Rights Agreement, entered into as of February 6, 2009, between Registrant and EquiServe Trust Company, N.A.
10.1	(4)	Registration Rights Agreement dated as of September 19, 1997 among Registrant and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.2	(4)	Agreement and Plan of Recapitalization dated as of September 8, 1997 among Hanover Capital Partners Ltd. and John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.3	(4)	Bonus Incentive Compensation Plan dated as of September 9, 1997
10.4.1	(4)	1997 Executive and Non-Employee Director Stock Option Plan
10.4.2	(10)	1999 Equity Incentive Plan
10.5.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett
10.5.2	(11)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant
10.5.3	(12)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007

Exhibit No	Notes	Description

10.5.4	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and John A. Burchett.
10.5.5	(9)	Amendment to the Second Amended and Restated Employment Agreement, entered into as of February 12, 2009 between Registrant and John A. Burchett
10.6.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares
10.6.2	(12)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007
10.6.3	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and Irma N. Tavares.
10.6.4	(9)	Amendment to the Second Amended and Restated Employment Agreement, entered into February 12, 2009 between Registrant and Irma N. Tavares
10.7.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Joyce S. Mizerak
10.7.2	(14)	Separation and General Release Agreement dated January 31, 2007 between Joyce S. Mizerak and Registrant.
10.8.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and George J. Ostendorf
10.8.2	(11)	Stock Purchase Agreement as of March 31, 2003 between George J. Ostendorf and Registrant
10.8.3	(14)	Separation and General Release Agreement dated December 29, 2006 between George J. Ostendorf and Registrant.
10.9.1	(15)	Employment Agreement dated as of January 1, 2000 between Registrant and Thomas P. Kaplan
10.9.2	(16)	Stock Purchase Agreement as of December 13, 2002 between Thomas P. Kaplan and Registrant
10.10.1	(17)	Employment Agreement dated as of April 14, 2005 between Registrant and Harold F. McElraft
10.10.2	(12)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007
10.10.3	(18)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007
10.10.4	(13)	Second Amended and Restated Retention Agreement of Harold F. McElraft dated as of September 30, 2008
10.11.1	(12)	Retention Agreement of James C. Strickler dated as of November 27, 2007
10.11.2	(18)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007
10.11.3	(13)	Second Amended and Restated Retention Agreement of James C. Strickler dated as of September 30, 2008
10.12.1	(12)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007
10.12.2	(18)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007
10.12.3	(13)	Second Amended and Restated Retention Agreement of Suzette N. Berrios dated as of September 30, 2008.
10.13.1	(4)	Office Lease Agreement, dated as of March 1, 1994, between Metroplex Associates and Registrant, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10.13.2	(16)	Second Modification and Extension of Lease Agreement dated April 22, 2002 between Metroplex Associates and Registrant
10.13.3	(16)	Third Modification of Lease Agreement dated May 8, 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.4	(16)	Fourth Modification of Lease Agreement dated November 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation
10.13.5	(19)	Fifth Modification of Lease Agreement dated October 9, 2003 between Metroplex Associates and Hanover Capital Partners Ltd.

Exhibit No	Notes	Description

10.13.6	(20)	Sixth Modification of Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.
10.13.7	(6)	Seventh Modification of Lease Agreement dated December 16, 2005 between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.14.1	(10)	Office Lease Agreement, dated as of February 1, 1999, between LaSalle-Adams, L.L.C. and Hanover Capital Partners Ltd.
10.14.2	(19)	First Amendment to Lease dated January 5, 2004 between LaSalle-Adams L.L.C. and Hanover Capital Partners Ltd.
10.15.1	(16)	Office Lease Agreement, dated as of September 3, 1997, between Metro Four Associates Limited Partnership and Pamex Capital Partners, L.L.C., as amended by the First Amendment to Lease dated May 2000
10.15.2	(5)	Second Amendment to Lease, dated as of May 14, 2004, between Metro Four Associates Limited Partnership, as Landlord, and HanoverTrade, Inc. as Tenant
10.16	(19)	Sublease Agreement dated as of April 2004 between EasyLink Services, Inc. and HanoverTrade, Inc.
10.17	(11)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant
10.18	(20)	Office Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.
10.19.1	(4)	Contribution Agreement dated September 19, 1997 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.19.2	(8)	Amendment No. 1 to Contribution Agreement entered into as of July 1, 2002 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.19.3	(21)	Amendment No. 2 to Contribution Agreement entered into as of May 20, 2004 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.20	(4)	Participation Agreement dated as of August 21, 1997 among Registrant, John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.21	(4)	Loan Agreement dated as of September 19, 1997 between Registrant and each of John A. Burchett, Joyce S. Mizerak, George J. Ostendorf and Irma N. Tavares
10.22.1	(22)	Management Agreement, dated as of January 1, 1998, between Registrant and Hanover Capital Partners Ltd.
10.22.2	(10)	Amendment Number One to Management Agreement, dated as of September 30, 1999
10.23.1	(23)	Amended and Restated Master Loan and Security Agreement among Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000
10.23.2	(16)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.3	(11)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.4	(19)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.5	(20)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.6	(20)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

Exhibit No	Notes	Description

10.23.7	(20)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.8	(6)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.
10.23.9	(24)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.23.10	(25)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.23.11	(25)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.23.12	(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.23.13	(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.23.14	(28)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.
10.24	(15)	Asset Purchase Agreement, dated as of January 19, 2001 among HanoverTrade.com, Inc., Registrant, Pamex Capital Partners, L.L.C. and the members of Pamex Capital Partners, L.L.C.
10.25	(16)	Amended and Restated Limited Liability Agreement as of November 21, 2002 among BTD 2001 HDMF-1 Corp., Registrant and Provident Financial Group, Inc.
10.36.1	(29)	Indemnity Agreement between Registrant and John A. Burchett, dated as of July 1, 2004
10.36.2	(29)	Indemnity Agreement between Registrant and John A. Clymer, dated as of July 1, 2004
10.36.3	(29)	Indemnity Agreement between Registrant and Joseph J. Freeman, dated as of July 1, 2004
10.36.4	(29)	Indemnity Agreement between Registrant and Roberta M. Graffeo, dated as of July 1, 2004
10.36.6	(29)	Indemnity Agreement between Registrant and Douglas L. Jacobs, dated as of July 1, 2004
10.36.7	(29)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of July 1, 2004
10.36.8	(29)	Indemnity Agreement between Registrant and Richard J. Martinelli, dated as of July 1, 2004
10.36.9	(29)	Indemnity Agreement between Registrant and Joyce S. Mizerak, dated as of July 1, 2004
10.36.10	(29)	Indemnity Agreement between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004
10.36.11	(29)	Indemnity Agreement between Registrant and George J. Ostendorf, dated as of July 1, 2004
10.36.12	(29)	Indemnity Agreement between Registrant and John N. Rees, dated as of July 1, 2004
10.36.13	(29)	Indemnity Agreement between Registrant and David K. Steel, dated as of July 1, 2004
10.36.14	(29)	Indemnity Agreement between Registrant and James F. Stone, dated as of July 1, 2004
10.36.15	(29)	Indemnity Agreement between Registrant and James C. Strickler, dated as of July 1, 2004
10.36.16	(29)	Indemnity Agreement between Registrant and Irma N. Tavares, dated as of July 1, 2004
10.36.17	(17)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of April 14, 2005
10.36.18	(6)	Indemnity Agreement between Registrant and Suzette Berrios, dated as of November 28, 2005
10.37.1	(5)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

Exhibit No	Notes	Description

10.37.2	(1)	Exchange Agreement, dated as of September 30, 2008, between Registrant and Taberna Preferred Funding I, Ltd.
10.37.3	(1)	Amendment No. 1 to Taberna Exchange Agreement, dated as of February 6, 2009, between Registrant and Taberna Preferred Funding I, LTD.
10.38.1	(30)	Master Repurchase Agreement among Sovereign Bank, as Buyer, Registrant and Hanover Capital Partners Ltd, as Seller, dated as of June 28, 2005
10.38.2	(6)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd. and Sovereign Bank
10.38.3	(6)	Assignment, Assumption and Recognition Agreement dated January 20, 2006 among the Registrant, Hanover Capital Partners 2, Ltd., Sovereign Bank and Deutsche Bank National Trust Company
10.39	(24)	ISDA Master Agreement dated April 3, 2006, between Registrant and SMBC Derivative Products Limited
10.40.1	(31)	Master Repurchase Agreement dated June 22, 2006, among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company
10.40.2	(32)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, between Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company
10.41	(33)	Warehouse Agreement between Merrill Lynch International and Registrant, dated as of August 28, 2006.
10.42	(14)	Asset Purchase Agreement between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007
10.43.1	(34)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Registrant, as Seller, dated as of August 10, 2007
10.43.2	(34)	Stock Purchase Agreement between RCG, Ltd. and Registrant, dated August 10, 2007
10.43.3	(35)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Registrant
10.43.4	(36)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Registrant and RCG PB, Ltd.
10.43.5	(37)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller
10.43.6	(28)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller
10.44	(9)	Amended and Restated Loan and Security Agreement, dated as of February 6, 2009, between Registrant and JWH Holding Company, LLC
10.45	(13)	Securities Account Control Agreement, dated as of September 25, 2008, among Registrant, JWH Holding Company, LLC, and Regions Bank.
10.46.1	(1)	Exchange Agreement, dated as of September 30, 2008, among Registrant, Amster Trading Company and Ramat Securities, LTD.
10.46.2	(1)	Amendment No. 1 to Amster Exchange Agreement, dated as of February 6, 2009, among Registrant, Amster Trading Company and Ramat Securities, LTD.
10.47.1	(1)	Voting Agreement, dated as of September 30, 2008, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.
10.47.2	(1)	Assignment and Assumption of Voting Agreement, dated as of February 6, 2009, among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

Exhibit No	Notes	Description

10.48.1	(1)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.
10.48.2	(1)	Form of Assignment and Assumption of Software License Agreement, among Registrant, JWH Holding Company, LLC, and Walter Investment Management LLC.
21	(38)	Subsidiaries of Registrant
23	(38)	Consent of Grant Thornton LLP
31.1	(38)	Certification by John A. Burchett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(38)	Certification by Harold F. McElraft pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(39)	Certification by John A. Burchett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(39)	Certification by Harold F. McElraft pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of the Registrant’s Form S-4/A registration statement, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.
(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.
(6)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.
(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.
(9)	Incorporated herein by reference to the Exhibits to the Registrant’s registration statement on Form S-4/A, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.
(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.
(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.
(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

Note	Notes to Exhibit Index

(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.
(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.
(19)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.
(20)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.
(22)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.
(23)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.
(24)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.
(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(29)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.
(30)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.
(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.
(32)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 2, 2008.
(33)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.
(34)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.
(35)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.
(36)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(37)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.
(38)	Filed herewith.
(39)	Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hanover Capital Mortgage Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Capital Mortgage Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has lost $15.1 million for the year ended December 31, 2008 and its operations are not cash flow positive. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

New York, New York
March 30, 2009

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$501	$7,257
Accrued interest receivable	62	1,241
Mortgage Loans
Collateral for CMOs	4,778	6,182
Mortgage Securities
Trading ($2,577 and $30,045, pledged respectively, at period ended)	4,656	30,045
Available for sale (all pledged under a single Repurchase Agreement)	—	82,695
Other subordinate security, available for sale	1,585	1,477
Equity investments in unconsolidated affiliates	175	1,509
Other assets	647	4,782

	$12,404	$135,188

LIABILITIES
Repurchase Agreements (secured with Mortgage Securities)	$—	$108,854
Note Payable (collateralized with Mortgage Securities classified as trading)	2,300	—
Collateralized mortgage obligations (CMOs)	2,904	4,035
Accounts payable, accrued expenses and other liabilities	1,191	5,954
Obligation assumed under guarantee of lease in default by subtenant	831	—
Deferred interest payable on liability to subsidiary trusts	4,597	755
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	53,062	160,837

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,654,562 and
8,658,562 shares issued and outstanding as of December 31, 2008 and
December 31, 2007, respectively	86	86
Additional paid-in capital	102,981	102,939
Cumulative earnings (deficit)	(86,340)	(71,289)
Cumulative distributions	(57,385)	(57,385)

	(40,658)	(25,649)

	$12,404	$135,188

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006

REVENUES
Interest income	$10,592	$24,823	$24,278
Interest expense	15,135	19,224	13,942

	(4,543)	5,599	10,336
Loan loss provision	—	—	—

Net interest income	(4,543)	5,599	10,336
Net gain realized on surrender of Subordinate MBS	40,929	—	—
Gain (loss) on sale of mortgage assets	485	(803)	834
(Loss) gain on mark to market of mortgage assets	(40,453)	(75,934)	148
(Loss) gain on freestanding derivatives	(98)	1,199	(2,344)
Technology	374	1,155	2,857
Loan brokering and advisory services	65	157	105
Other income (loss)	1,765	(1,542)	(77)

Total revenues	(1,476)	(70,169)	11,859

EXPENSES
Personnel	4,098	3,910	4,239
Legal and professional	2,513	2,097	2,777
Impairment of investments in unconsolidated affiliates	1,064	—	—
Lease obligation assumed from defaulting subtenant	993	—	—
General and administrative	1,289	1,505	1,183
Depreciation and amortization	1,045	616	708
Occupancy	327	315	315
Technology	159	526	1,109
Financing	896	815	415
Goodwill impairment	—	—	2,478
Other	1,306	880	689

Total expenses	13,690	10,664	13,913

Operating income (loss)	(15,166)	(80,833)	(2,054)
Equity in income of unconsolidated affiliates	115	110	110
Minority interest in loss of consolidated affiliate	—	—	(5)

Income (loss) from continuing operations before income tax provision	(15,051)	(80,723)	(1,939)
Income tax provision	—	—	12

Income (loss) from continuing operations	(15,051)	(80,723)	(1,951)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations
before gain on sale and income tax provision	—	(611)	(917)
Gain on sale of discontinued operations	—	1,346	—
Income tax provision from discontinued operations	—	—	58

Income (loss) from discontinued operations	—	735	(975)

NET INCOME (LOSS)	$(15,051)	$(79,988)	$(2,926)

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$(1.74)	$(9.77)	$(0.23)
Income (loss) from discontinued operations	0.00	0.09	(0.12)

Net income (loss) per common share — Basic	$(1.74)	$(9.68)	$(0.35)

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$(1.74)	$(9.77)	$(0.23)
Income (loss) from discontinued operations	0.00	0.09	(0.12)

Net income (loss) per common share — Diluted	$(1.74)	$(9.68)	$(0.35)

Weighted average shares outstanding — Basic	8,634,363	8,265,194	8,358,433
Weighted average shares outstanding — Diluted	8,634,363	8,265,194	8,358,433

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Net Income (loss)	$(15,051)	$(79,988)	$(2,926)
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized (loss) gain on mortgage securities classified as available-for-sale	(40,156)	(76,946)	6,994
Reclassification adjustment for net (loss) gain included in net income	—	(384)	1,326
Reclassification adjustment for impairment expense included in net income	40,156	74,953	—

Other comprehensive income (loss)	—	(2,377)	8,320

Comprehensive income (loss)	$(15,051)	$(82,365)	$5,394

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

							Accumulated
			Additional	Cumulative		Deferred	Other
	Common Stock		Paid-In	Earnings	Cumulative	Stock-Based	Comprehensive
	Shares	Amount	Capital	(Deficit)	Distributions	Compensation	Income	Total

BALANCE, JANUARY 1, 2006	8,496,162	$85	$104,231	$11,625	$(50,362)	$(205)	$(5,943)	$59,431
Reclassification of deferred stock-based compensation	—	—	(205)	—	—	205	—	—
Amortization of deferred stock grant to key employees	—	—	47	—	—	—	—	47
Stock option issued to director	—	—	1	—	—	—	—	1
Repurchase of common stock	(263,100)	(3)	(1,476)	—	—	—	—	(1,479)
Net income (loss)	—	—	—	(2,926)	—	—	—	(2,926)
Other comprehensive income (loss)	—	—	—	—	—	—	8,320	8,320
Dividends declared	—	—	—	—	(5,811)	—	—	(5,811)

BALANCE, DECEMBER 31, 2006	8,233,062	82	102,598	8,699	(56,173)	—	2,377	57,583
Amortization of deferred stock grant to key employees	—	—	95	—	—	—	—	95
Stock option issued to director	—	—	1	—	—	—	—	1
Common stock grants to key employees	29,000	—	—	—	—	—	—	—
Issuance of common stock in connection with financing	600,000	6	1,212	—	—	—	—	1,218
Repurchase of common stock	(194,100)	(2)	(958)	—	—	—	—	(960)
Forfeiture of unvested restricted stock	(9,400)	—	(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	(79,988)	—	—	—	(79,988)
Other comprehensive income (loss)	—	—	—	—	—	—	(2,377)	(2,377)
Dividends declared	—	—	—	—	(1,212)	—	—	(1,212)

BALANCE, DECEMBER 31, 2007	8,658,562	86	102,939	(71,289)	(57,385)	—	—	(25,649)
Amortization of deferred stock grant to key employees	—	—	42	—	—	—	—	42
Forfeiture of unvested restricted stock	(4,000)	—	(1)	—	—	—	—	(1)
Stock option issued to director	—	—	1	—	—	—	—	1
Net income (loss)	—	—	—	(15,051)	—	—	—	(15,051)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2008	8,654,562	$86	$102,981	$(86,340)	$(57,385)	$—	$—	$(40,658)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net Income (loss)	$(15,051)	$(79,988)	$(2,926)
Deduct income (loss) from discontinued operations	—	735	(975)

Income (loss) from continuing operations	(15,051)	(80,723)	(1,951)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,045	616	708
Stock-based compensation	42	45	35
Accretion of net discount to interest income	(2,146)	(7,060)	(5,734)
Accretion of debt discount and deferred financing costs to interest expense	4,998	3,914	37
Loss (gain) recognized from mark to market of mortgage assets	40,453	75,934	(148)
Undistributed earnings of unconsolidated affiliates — net	(115)	(110)	(110)
Minority interest in earnings (loss) of consolidated affiliate	—	—	(5)
Loss (gain) on sale of mortgage assets	(485)	803	(834)
Net gain realized on surrender of Subordinated MBS to Ramius	(40,929)	—	—
Loss on disposition of real estate owned	—	72	85
Gain on loans paid in full	(52)	(102)	—
Goodwill impairment	—	—	2,478
Purchase of mortgage securities classified as trading	(8,069)	(30,187)	(77,023)
Principal collections on mortgage securities classified as trading	269	9,737	10,262
Proceeds from sale of mortgage securities classified as trading	33,367	94,216	45,860
Principal collections on mortgage securities classified as held for sale	—	—	780
Proceeds from sale of mortgage securities classified as held for sale	—	—	9,418
Loss on impairment of investments in unconsolidated affiliates	1,064	—	—
Decrease (increase) in accrued interest receivable	1,179	411	(285)
Decrease (increase) in other assets	1,786	305	(1,207)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,465	1,604	(216)

Net cash provided by (used in) operating activities of continuing operations	21,821	69,475	(17,850)

Net cash provided by operating activities of discontinued operations	—	1,129	473

INVESTING ACTIVITIES
Purchase of mortgage securities classified as available for sale	—	(10,713)	(78,158)
Principal collections on mortgage securities classified as available for sale	—	1,149	1,434
Principal collections on mortgage securities classified as held to maturity	—	980	1,614
Principal collections on CMO collateral	1,480	3,680	4,378
Proceeds from sale of mortgage securities classified as available for sale	—	11,398	43,420
Proceeds from sale of mortgage securities classified as held to maturity	—	5,129	—
Proceeds from disposition of real estate owned	—	623	1,526
Cash (paid for) acquired in acquisitions	—	—	(118)

Net cash provided by (used in) investing activities of continuing operations	1,480	12,246	(25,904)

Proceeds from the sale HCP	—	1,375	—

FINANCING ACTIVITIES
(Decrease) increase in borrowings using repurchase agreements	(28,926)	(164,321)	38,979
Proceeds from fixed-term financing	—	80,931	—
Payments on CMOs	(1,131)	(3,349)	(4,054)
Payment of debt issuance costs	—	(778)	—
Payment of dividends	—	(2,448)	(6,699)
Repurchase of common stock	—	(985)	(1,455)

Net cash (used in) provided by financing activities of continuing operations	(30,057)	(90,950)	26,771

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,756)	(6,725)	(16,510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,257	13,982	30,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$501	$7,257	$13,982

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Hanover Capital Mortgage Holdings, Inc. (the “Company”) is a specialty finance company whose principal business has historically been to generate net interest income on its portfolio of prime mortgage loans and mortgage securities backed by prime mortgage loans on a leveraged basis. The Company avoids investments in sub-prime and Alt-A loans or securities collateralized by sub-prime or Alt-A loans. The Company historically leveraged its purchases of mortgage securities with borrowings obtained primarily through the use of sales with repurchase agreements (“Repurchase Agreements”). Historically, the Repurchase Agreements were on a 30-day revolving basis, however, for the majority of the Company’s investments, subordinate mortgage-backed securities (“Subordinate MBS”), the Repurchase Agreements were refinanced in August 2007, under a single Repurchase Agreement for a one-year fixed term basis that expired on August 9, 2008. The Company surrendered its entire portfolio of Subordinate MBS collateralizing the Repurchase Agreement, pursuant to its terms . As a result, after August 9, 2008, the Company no longer holds a portfolio of Subordinate MBS. The Company has no plans to purchase or hold Subordinate MBS until we are financially able to do so.

The Company conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). The Company is attempting to generate service fee income through HCP-2 by rendering valuations, loan sale advisory, and other related services to private companies and government agencies. The Company is maintaining its REIT business structure in order to complete the pending merger. The Company does not have the financial resources to conduct business as in the past nor, until resolution of the pending merger, does the Company expect to undertake any of its traditional investing activities in mortgage loans and Subordinate MBS except to maintain the mortgage loans that collateralize our sponsored collateralized mortgage obligations (“CMO”) and make limited investments in agency mortgage-backed securities (whole pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”)). Since August 2008, minimal investments in whole-pool agency securities have been made in order to maintain the Company’s REIT status and its exemption as a regulated investment company under the Investment Company Act of 1940 (“40 Act”). Such agency investments have been facilitated in part by financing from the Company’s pending merger partner. After the pending merger, the Company’s business will be directed by the new management team which may include some or all of its traditional business activities.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, the Company incurred a significant loss of liquidity over a short period of time. The Company experienced a net loss of approximately $15.1 million and $80.0 million for the years ended December 31, 2008 and December 31, 2007, respectively, and its current operations are not cash flow positive. Additional sources of capital are required for the Company to generate positive cash flow and continue operations beyond mid 2009. These events have raised substantial doubt about the Company’s ability to continue as a going concern.

In order to preserve liquidity, while the Company explored opportunities and alternatives for the future, the Company undertook the following actions to progress through these unprecedented market conditions:

•	In August 2007, the Company converted the short-term revolving financing for its primary portfolio of Subordinate MBS to a fixed-term financing agreement that was due August 9, 2008 (the “Repurchase Transaction”). On August 6, 2008, the Company notified the lender, Ramius Capital Group, LLC (“Ramius”), of its election to pay all of the repurchase price due to Ramius on August 9, 2008, in kind and not with cash. Accordingly, the Company surrendered to Ramius, effective August 9, 2008, the entire portfolio of Subordinate MBS in satisfaction of its outstanding obligations under the Repurchase Agreement. The Company continues to maintain the portfolio of Agency MBS.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In August 2007, the Company significantly reduced the short-term revolving financing for the other portfolios.

•	During the first quarter of 2008, the Company successfully repaid and terminated all short-term revolving financing without any events of default. the Company repaid substantially all short-term revolving financing on one of its uncommitted lines of credit through the sale of the secured assets. On April 10, 2008, the Company repaid the outstanding balance of approximately $480,000 on the $20 million committed line of credit. On the $200 million committed line of credit, the Company had no borrowings outstanding and voluntarily and mutually agreed with the lender to terminate the financing facility without an event of default thereunder.

•	The Company deferred the interest payments on the liabilities due to subsidiary trusts issuing preferred and capital securities through the September 30, 2008 and October 30, 2008 interest payment dates. The Company has now deferred interest payments for four consecutive quarters, as allowed under each of these instruments, and can defer no more interest payments. Under the terms of these instruments, the Company was required to pay all deferred interest on December 31, 2008 and January 31, 2009, respectively, of approximately $4.8 million in the aggregate. The Company did not have sufficient funds to pay this obligation without an additional source of capital or a restructure of the indebtedness. However, on September 30, 2008, in connection with the pending merger, the Company entered into exchange agreements with each of the holders of the Company’s outstanding preferred securities; an exchange agreement with Taberna Preferred Funding I, Ltd., (“Taberna”), hereinafter the “Taberna Exchange Agreement” and an exchange agreement with Amster Trading Company and Ramat Securities, LTD, (the “Amster Parties”), hereinafter the “Amster Exchange Agreement,” and together with the Taberna Exchange Agreement, hereinafter the “Exchange Agreements,” as subsequently amended on February 6, 2009, to acquire (and subsequently cancel) the outstanding trust preferred securities of Hanover Statutory Trust I (“HST-I”) and the trust preferred securities of Hanover Statutory Trust II (“HST-II”), respectively, under which the Company will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

•	The Company sought additional capital alternatives for the future and engaged a financial advisor for this purpose. The financial advisor, Keefe, Bruyette & Woods, Inc. (“KBW”) introduced the Company to Walter, which led to the pending merger with Spinco.

Prior to 2007, mortgage industry service and technology related income was earned through two separate divisions in HCP-2, Hanover Capital Partners (“HCP”) and HanoverTrade (“HT”). Effective January 12, 2007, the assets of HCP’s due diligence business, representing substantially all of the assets of HCP, were sold to Terwin Acquisition I, LLC (now known as Edison Mortgage Decisioning Solutions, LLC) (the “Buyer”), which also assumed certain liabilities related thereto. As a result, the net assets and liabilities and results of operations of HCP have been presented as discontinued operations in the accompanying financial information.

The Company’s principal executive office is located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. We are a Maryland corporation organized in 1997.

Pending Merger

On September 30, 2008, the Company entered into an Agreement and Plan of Merger, with Walter Industries, Inc. (“Walter”), JWH Holding Company (“JWHHC”), a wholly-owned subsidiary of Walter, which was amended and restated on October 28, 2008 and was subsequently amended and restated on February 6, 2009, to, among other things, add Walter Investment Management LLC (“Spinco”), a newly-created, wholly-owned subsidiary of Walter, as an additional party to the transaction. On February 17, 2009, the merger agreement was further amended to address certain closing conditions and certain Federal income tax consequences of the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

spin-off and merger. The Company’s board of directors unanimously approved the merger, on the terms and conditions set forth in the second amended and restated merger agreement, as amended. In connection with the merger, the post-merger entity will be renamed “Walter Investment Management Corporation” (the “Surviving Corporation”). The merger agreement contemplates that the merger will occur no later than June 30, 2009. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, Walter or the Company, as the case may be, could be required to pay to the other party a termination fee in the amount of $2 million or $3 million, respectively.

Pursuant to the merger agreement, upon completion of the merger, and prior to the elimination of fractional shares, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, and the Company’s stockholders (including the Amster Parties) will collectively own 1.5% (with the Amster Parties owning approximately 0.66% and the Company’s other stockholders owning the remaining 0.84%), of the shares of common stock of the Surviving Corporation outstanding or reserved for issuance in settlement of restricted stock units of the Surviving Corporation. In the merger, every 50 shares of Hanover common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of the Company’s common stock and each other outstanding incentive award denominated in or related to the Company’s common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable.

In addition, in connection with the pending merger, on September 30, 2008, the Company entered into an exchange agreement with Taberna and an exchange agreement with the Amster Parties (which exchange agreements were amended on February 6, 2009), to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties, under which the Company will not be required to make any further payments to the holders of these instruments until the closing of the merger, unless the exchange agreements are terminated.

The Registration Statement of the Company on Form S-4, including the proxy statement/prospectus filed with the Securities and Exchange Commission relating to the planned merger of Spinco and the Company, was declared effective on February 18, 2009 by the Securities and Exchange Commission.

In connection with the planned merger, the Company has established a record date of February 17, 2009, and will hold a special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in the proxy statement/prospectus. Pending approval by the Company’s stockholders and the satisfaction of certain other conditions, the merger is expected to be completed in the second quarter 2009. No vote of Walter stockholders is required.

See Notes 1, 16 and 18 to the Consolidated Financial Statements included in this Report for a more complete description of the pending merger.

American Stock Exchange Notice

Previously, on April 8, 2008, the Company received notice from the staff of the NYSE Amex LLC (formerly known as the American Stock Exchange) hereinafter the “Exchange,” indicating that the Company was below certain of the Exchange’s continued listing standards. Specifically, the notice provided that the Company was not in compliance with (1) Section 1003(a)(i) of the Exchange Company Guide due to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years, and (2) Section 1003(a)(iv) of the Exchange Company Guide in that the Company had sustained losses which were so substantial in relation to overall operations or its existing financial resources, or its

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition had become so impaired, that it appeared questionable, in the opinion of the Exchange, as to whether the Company would be able to continue operations and/or meet its obligations as they mature.

The Company had previously been granted an extension until February 27, 2009 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Exchange Company Guide and until October 8, 2009 to regain compliance with the continued listing standards of Section 1003(a)(i) of the Exchange Company Guide.

Based on available information including the Company’s plan to regain compliance (the “Plan”), as well as conversations between Exchange staff and representatives of the Company, the Exchange has determined that, in accordance with Section 1009 of the Company Guide, the Company made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the Company Guide by the end of the revised Plan period, which the Exchange has now determined to be no later than June 30, 2009.

The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the Plan and to achieve certain milestones, or to regain compliance with the continued listing standards by the end of the extension period could result in the Company’s common stock being delisted from the Exchange.

In connection with the merger, the Company and Spinco are submitting an additional listing application to the Exchange to list the shares being issued in connection with the merger and expect the application to be approved pending the closing of the merger.

2.	SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Hanover Capital Mortgage Holdings, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Mortgage Securities

Historically, the Company invested in subordinate mortgage-backed securities (“Subordinate MBS”) issued by third parties that were collateralized by pools of prime single-family mortgage loans. These loans were primarily jumbo mortgages, which are residential mortgages with principal balances that exceed limits imposed by Fannie Mae, Freddie Mac and Ginnie Mae. Subordinate MBS have a high concentration of credit risk and generally absorb losses prior to all senior tranches of mortgage-backed securities in the same issue. These securities are generally rated below investment-grade and, as a result, are typically purchased at a substantial discount. The purchase discount is accreted as interest income using the effective yield method. The objective of the effective yield method is to arrive at periodic interest income or expense at a constant effective yield over each security’s remaining effective life. The Company’s initial effective yield was calculated by estimating the cash flows associated with each Subordinate MBS. The estimated cash flows were updated over the life of the Subordinate MBS. If the estimated future cash flows change, the effective yield is recalculated and the periodic accretion of the purchase discount is adjusted over the remaining life of the Subordinate MBS.

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

Mortgage securities and other subordinate securities designated as held to maturity are reported at amortized cost unless a decline in value is deemed other-than-temporary, in which case a loss is recognized as a

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of gain (loss) on mark to market of mortgage assets. The amortization of premiums or accretion of discounts is included as a component of net interest income.

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

The Company records its investments in Hanover Statutory Trust I and Hanover Statutory Trust II on the equity method. See Note 10 for further information.

Repurchase Agreements

The Company leverages its purchases of mortgage securities with Repurchase Agreements. Historically, the Repurchase Agreements were on a 30-day revolving basis and, for the majority of the Company’s investments, were financed under a single Repurchase Agreement for a one-year fixed term basis that expired in August 2008. See Note 8 for further information.

Financial Instruments

The Company enters into forward sales contracts of mortgage securities issued by U.S. government agencies to manage its exposure to changes in market value of its Agency MBS. These instruments are considered economic hedges and are considered freestanding derivatives for accounting purposes. The Company recognizes changes in the fair value of such economic hedges and the proceeds or payments in connection with the monthly close-out of the position as a component of gain (loss) on freestanding derivatives.

The Company also enters into interest rate caps to manage its interest rate exposure on financing under certain debt instruments. Interest rate caps are considered freestanding derivatives for accounting purposes. Changes in fair value are recognized as a component of gain (loss) on freestanding derivatives.

The fair values of the forward sales contracts and interest rate caps are included as a component of other assets.

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

HCP-2 files a separate consolidated Federal income tax return, and is subject to Federal, state and local income taxation. HCP-2 uses the asset and liability method in accounting for income taxes. Deferred income taxes are provided for the effect of temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.

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

Stock-Based Compensation

Hanover applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, in accounting for its stock-based compensation plans, as more thoroughly described in Note 11. For these awards, the Company measures the cost of employee services received in exchange for the award of equity instruments based on the grant-date fair value of the award and recognizes the total cost as compensation expense on a straight-line basis over the applicable vesting period.

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

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statement of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have an election policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made this election for any financial assets or liabilities as of December 31, 2008.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement is effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this pronouncement on January 1, 2009 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective January 1, 2009, and early adoption is encouraged. The adoption of this pronouncement by the Company on January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 2008 (dollars in thousands):

	As of December 31, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Trading securities — Agency MBS	$—	$4,656	$—	$4,656
Available for sale securities — Other subordinate securities	—	—	1,585	1,585
Other assets — non-mortgage	7	—	—	7

Total	$7	$4,656	$1,585	$6,248

Total assets valued by Level 3 methods are approximately 11.8% of the Company’s total assets as of December 31, 2008.

Changes in fair value reported in the Consolidated Statement of Operations for assets measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	For the Year Ended — December 31, 2008
			Mark to
	Accreted		Market Gain
	Interest Income	Other	(Loss)	Total

Trading securities — Agency MBS	$(11)	$—	$(297)	$(308)
Available for sale securities — Subordinate MBS	2,030	—	(40,156)	(38,126)
Available for sale securities — Other subordinate securities	108	—	—	108
Other assets — non-mortgage	—	(7)	—	(7)

Total	$2,127	$(7)	$(40,453)	$(38,333)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in carrying values for Level 3 financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	As of and for the Year Ended December 31, 2008
	Assets
		Other
	Subordinate	Subordinate
	MBS	Securities	Total

Beginning balance — January 1, 2008	$82,695	$1,477	$84,172
Cumulative effect of adopting accounting pronouncement	—	—	—

Adjusted beginning balance	82,695	1,477	84,172
Total gains (losses):
Included in net income (or changes in net assets)	(38,126)	108	(38,018)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales and principal reductions	(1,292)	—	(1,292)
Balance upon surrender of securities in settlement of indebtedness on August 9, 2008	(43,277)	—	(43,277)
Transfer into or out of Level 3 category	—	—	—

	$—	$1,585	$1,585

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$108	$108

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of all of the Company’s assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$501	$501	$7,257	$7,257
Accrued interest receivable	62	62	1,241	1,241
Mortgage loans:
Collateral for CMOs	4,778	3,326	6,182	6,118
Mortgage securities
Trading(1)	4,656	4,656	30,045	30,045
Available for sale(1)	—	—	82,695	82,695
Other subordinate security, available for sale(1)	1,585	1,585	1,477	1,477
Restricted cash	—	—	480	480
Equity investment in unconsolidated affiliates	175	—	1,509	—
Deferred financing costs	173	—	2,105	—
Prepaid expenses and other assets(2)	474	474	2,197	2,197

Total assets	12,404	10,604	135,188	131,510

Liabilities:
Repurchase agreements — revolving term	—	—	28,926	28,926
Repurchase agreements — fixed term	—	—	79,928	79,279
Note Payable	2,300	2,300	—	—
CMO borrowing	2,904	2,217	4,035	3,916
Accounts payable, accrued expenses and other liabilities	1,191	1,191	5,954	5,954
Obligation assumed under guarantee of lease in default by subtenant	831	—	—	—
Deferred interest payable on liability to subsidiary trusts	4,597	—	755	755
Liability to subsidiary trusts	41,239	5,650	41,239	5,731

Total liabilities	53,062	11,358	160,837	124,561
Net equity	(40,658)	(754)	(25,649)	6,949

Total liabilities and net equity	$12,404	$10,604	$135,188	$131,510

1)	The total amount of these assets or liabilities is measured in the consolidated financial statements at fair value on a recurring basis.

2)	Approximately $7,000 and $15,000 of these assets as of December 31, 2008 and December 31, 2007, respectively, are measured in the consolidated financial statements at estimated fair value on a recurring basis.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For assets and liabilities measured in the consolidated financial statements on a historical cost basis, with estimated fair value shown in the above table for disclosure purposes only, the following methods and assumptions were used to estimate fair value:

Cash and cash equivalents, accrued interest receivable, restricted cash, Repurchase Agreements-revolving term and accounts payable, note payable, accrued expenses and other liabilities — The fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature except for interest payable on subsidiary trusts liabilities as of December 31, 2008, as the preferred securities are valued based on the exchange agreements entered into with the holders thereof in connection with the merger that include interest payable.

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

Obligation assumed under guarantee of lease in default by subtenant — This liability represents the total of all rental payments remaining under the lease, and are discounted to a net present value assuming a discount rate of 4%, the approximate one-month LIBOR rate observed at December 31, 2008.

Liability to subsidiary trusts — As of December 31, 2008, the fair value of these instruments is based upon Exchange Agreements with the holders of the preferred securities entered into in connection with the pending merger. (See Notes 10 and 16 to the Consolidated Financial Statements for additional information.) As of December 31, 2007, the fair value of these instruments is estimated on a discounted cash-flow model and comparison to select information for a sale of these securities between third parties in the forth quarter of 2007. Significant valuation inputs are predominantly Level 3 inputs based upon the lack of comparable market information.

Repurchase Agreements-fixed term — As of December 31, 2008, there were no outstanding Repurchase Agreements. As of December 31, 2007, the fair value of this debt instrument is determined through a discounted cash-flow model using the weighted average discount rate implicit in the estimated fair value of the Subordinate MBS portfolio at that date.

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

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	MORTGAGE LOANS

Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	December 31, 2008			December 31, 2007
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total

Principal balance	$894	$4,091	$4,985	$1,260	$5,204	$6,464
Net (discount)	(17)	(78)	(95)	(22)	(92)	(114)
Loan loss allowance	(20)	(92)	(112)	(32)	(136)	(168)

Carrying value of mortgage loans	$857	$3,921	$4,778	$1,206	$4,976	$6,182

The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning of period	$168	$274	$284
Charge-offs	(5)	(4)	(10)
Mortgage loans paid in full	(51)	(102)	—

Balance, end of period	$112	$168	$274

The following table presents delinquency rates for such mortgage loans:

	December 31,
	2008	2007

30-59 days delinquent	6.16%	2.51%
60-89 days delinquent	1.35%	0.20%
90 or more days delinquent	2.26%	1.55%
Loans in foreclosure	0.00%	0.60%
Real estate owned	0.00%	0.00%

5.	MORTGAGE AND OTHER SUBORDINATE SECURITIES

Mortgage Securities Classified as Trading
(dollars in thousands)

	December 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$2,482	$2,015	$4,497	$29,556	$—	$29,556
Net premium	57	19	76	110	—	110

Amortized cost	2,539	2,034	4,573	29,666	—	29,666
Gross unrealized (loss) gain	38	45	83	379	—	379

Carrying value (fair value)	$2,577	$2,079	$4,656	$30,045	$—	$30,045

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage securities classified as trading are whole-pool Fannie Mae and Freddie Mac mortgage-backed securities and consist solely of fixed rate securities.

Mortgage Securities Classified as Available for Sale
(dollars in thousands)

	December 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$—	$—	$225,769	$—	$225,769
Impairment recognized	—	—	—	(74,475)	—	(74,475)
Net (discount)	—	—	—	(68,599)	—	(68,599)

Amortized cost	—	—	—	82,695	—	82,695

Carrying value (fair value)	$—	$—	$—	$82,695	$—	$82,695

On August 9, 2008, the Company surrendered the pledged securities to settle the indebtedness which the securities collateralized. See Notes 8 to Consolidated Financial Statements for additional information.

As of December 31, 2007, the gross unrealized loss for the Subordinate MBS was considered to be other-than-temporary impairments. These declines were due primarily to increased loss expectations, a decline in prepayment rate assumptions and an increase in discount rates. The turmoil in the industry has been exceptional with much greater than the normal cyclical swings. As a result, any recovery in the markets and the level of recovery could not be predicted.

Other Subordinated Security Classified as Available for Sale
(dollars in thousands)

	December 31, 2008			December 31, 2007
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total

Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount) and valuation adjustment	—	(2,227)	(2,227)	—	(2,335)	(2,335)

Amortized cost	—	1,585	1,585	—	1,477	1,477

Carrying value (fair value)	$—	$1,585	$1,585	$—	$1,477	$1,477

Other subordinated security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate, on which the manufactured housing is located, as additional collateral.

6.	CONCENTRATION OF CREDIT RISK

Mortgage Loans

The Company’s exposure to credit risk associated with its investment activities is measured on an individual borrower basis as well as by groups of borrowers that share similar attributes. In the normal course of its business, the Company has concentrations of credit risk in mortgage loans held for sale and held as collateral

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for CMOs in certain geographic areas. As of December 31, 2008, the percent of the total principal amount of loans outstanding in any one state exceeding 5% of the principal amount of mortgage loans is as follows:

Collateral
State	for CMO

Maryland	18.1%
New Jersey	14.2%
California	8.4%
Virginia	7.7%
Florida	7.2%
Connecticut	6.9%
Illinois	6.7%
Other	30.8%

Total	100%

Cash and Cash Equivalents

The Company has cash and cash equivalents in major financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution for each legal entity. As of December 31, 2008, the Company had amounts on deposit with financial institutions in excess of FDIC limits.

As of December 31, 2007, the Company had overnight investments of approximately $6.8 million primarily in large money market mutual funds invested in government securities. The Company limits its risk by placing its cash and cash equivalents in high quality financial institutions, U.S. Treasury bills or mutual funds of government securities or A-1/P-1 commercial paper.

7.	OTHER ASSETS

The following is a breakdown of other assets (dollars in thousands):

	December 31,	December 31,
	2008	2007

Prepaid expenses and other assets	$474	$2,677
Deferred financing cost	173	2,105

	$647	$4,782

Deferred financing costs of $0.6 million associated with repurchase indebtedness at December 31, 2007, was amortized to the debt maturity of August 9, 2008. Deferred financing costs of $0.7 million related to the Company’s liability to subsidiary trusts were removed from assets and charged to income during the three months ended September 30, 2008, because of the Company’s expected inability to pay the obligations when due. Additional deferred financing costs of $0.6 million were charged to income as the related debt facilities were terminated prematurely by mutual agreement or payoff.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	REPURCHASE AGREEMENTS AND NOTE PAYABLE

Information pertaining to repurchase agreement lenders and the note payable is summarized as follows (dollars in thousands):

	December 31,		December 31,	Carrying Value
	2007	Net	2008	of Underlying
Repurchase Agreements	Balance	Change	Balance	Collateral	Type of Collateral

Lender A	$—	$—	$—	$—	Mortgage Loans
Lender B	500	$(500)	—	—	Retained CMO Securities
Lender C	28,426	$(28,426)	—	—	Mortgage Securities
Lender D	79,928	$(79,928)	—	—	Mortgage Securities

Total repurchase agreements	$108,854	$(108,854)	$—	$—

Note payable	$—	$2,300	$2,300	$2,577	Mortgage Securities — Trading

Repurchase Agreements

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

Note Payable

On September 26, 2008, the Company entered into a loan and security agreement with Spinco (the “Loan and Security Agreement”). The Loan and Security Agreement was amended on February 6, 2009, to accommodate

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes and amendments to the merger agreement. The Loan and Security Agreement enabled the Company to borrow up to $5 million to purchase qualified assets. The securities purchased pursuant to the agreement are held in a collateral account securing the Company’s obligation. The amended Loan and Security Agreement provides the Company with a $4 million line of credit and will continue to allow the Company to acquire Agency MBS for maintenance of its compliance with certain exemptions under the Investment Company Act of 1940 (the “40 Act”). See Note 16 to Consolidated Financial Statements for additional information.

9.	CMO BORROWING

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

Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying mortgage loans that collateralizing the debt and otherwise are nonrecourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Information pertaining to the CMOs is summarized as follows (dollars in thousands):

	1999-B Securitization
	for the Years Ended
	December 31,
	2008	2007

CMO Borrowing:
Balance of borrowing as of end of period	$2,904	$4,035
Average borrowing balance during the period	$3,391	$5,323
Average interest rate during the period	4.90%	6.67%
Interest rate as of end of period	5.25%	6.65%
Maximum month-end borrowing balance during the period	$3,929	$7,100
Collateral For CMOs:
Balance as of end of period — carrying value	$4,778	$6,182

Expected amortization of the underlying mortgage loan collateral for CMOs as of December 31, 2008 is as follows (dollars in thousands):

Principal
Year	Balance

2009	$1,308
2010	1,011
2011	767
2012	583
2013	441
Thereafter	875

$4,985

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LIABILITY TO SUBSIDIARY TRUSTS ISSUING PREFERRED SECURITIES AND EQUITY INVESTMENT IN SUBSIDIARY TRUSTS

Liability to Subsidiary Trusts

The Company issued trust preferred securities of trusts for which it owns all of the outstanding common stock. In exchange for the proceeds of the sale of trust securities, the Company issued junior subordinated debt to the trusts. The junior subordinated debt represents the only assets of the trusts. The terms of the junior subordinated debt are substantially the same as the terms of the trust preferred securities. The interest rate of the trust preferred securities is fixed during the first five years.

The following is a summary of trust preferred securities outstanding as of September 30, 2008:

	HST-I	HST-II

Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of December 31, 2008	8.51%	9.209%
Redemption period, at Hanover’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005

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

Impairment in the carry value of the investment has been recognized in earnings in September 2008. The value of the investments was determined based on the terms contained in the Exchange Agreements discussed below and in Note 16 to the Consolidated Financial Statements.

Exchange Agreements

Pursuant to the Merger Agreement discussed in Note 16 to the Consolidated Financial Statements, the Company has entered into Exchange Agreements with each of the holders of the Company’s outstanding preferred securities to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HST-I — Taberna — The Company will pay Taberna $2.25 million in cash, $0.25 million of which was paid to Taberna upon the signing of the Taberna Exchange Agreement and $0.6 million was paid on February 6, 2009, the date the Taberna Exchange Agreement was amended. The remainder will be paid upon the closing of the merger. Taberna will also be reimbursed for its counsel fees up to $15,000 in the aggregate. Included in the Taberna Exchange Agreement is an agreement by Taberna to forbear from making any claims against the Company arising out of or in connection with the various transaction agreements related to the trust preferred securities (including any events of default).

HST-II — Amster Parties — The Amster Exchange Agreement was amended on February 6, 2009. Under the Amster Exchange Agreement, the Company will pay the Amster Parties $0.75 million and 6,762,793 shares of Company common stock. The common stock payable to the Amster Parties will be issued and the cash payment will be made immediately prior to the effective time of the merger. Included in the Amster Exchange Agreement is a mutual release by both parties with respect to their respective obligations under the various transactions agreements related to the trust preferred securities (including any events of default).

If closing under the Merger Agreement does not occur, then the closing of the Exchange Agreements will not occur, and the Company will be required to pay the outstanding interest due to the trusts.

If the merger is completed, the trust preferred securities issued by the trusts will be retired in accordance with the terms of the Exchange Agreements, and the related junior subordinated debt securities of the Company will be retired at the same time.

Had the parties retired the trust securities as of December 31, 2008 under the terms of the Exchange Agreements, the Company would have recognized a gain as follows:

Estimated Gain Upon Early Retirement of Trust Preferred Securities
as of December 31, 2008
Proforma
(Dollars in thousands)

Proceeds to retire trust preferred securities and, in turn, the Company’s junior subordinated debt issued to the trust:
Cash to be tendered	$3,000
Value of shares issued to security holder based on initial merger exchange values	2,650
Book value of Company issued junior subordinated debt carried as Investment in affiliates	175

Total value of proceeds to be applied to retirement	5,825
Par value of all outstanding junior subordinated debt issued to support trust preferred shares	41,239
Deferred interest payable — to be forgiven	4,597

Value of obligations to be retired	45,836

Net gain estimated on early retirement of trust preferred securities	$40,011

The gain for tax purposes, since the Company has deficit equity, will generally be the excess of the net gain over the financial statements deficit equity of the Company just prior to the retirement of the subordinated debt.

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

11.	EMPLOYEES BENEFIT PLANS AND OTHER COMPENSATION

401(k) Plan

The Company participates in the Hanover Capital Partners 2, Ltd. 401(k) Plan (“401(k) Plan”). The 401(k) Plan is available to all full-time employees with at least 3 months of service. The Company can, at its option, make a discretionary matching contribution to the 401(k) Plan. For the years ended December 31, 2008, 2007 and 2006, expense related to the 401(k) Plan was approximately $36,000, $53,000, and $53,000, respectively. The 401(k) Plan does not include Company stock.

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

1999 Stock Plan — The 1999 Stock Plan authorized the grant of options of up to 550,710 shares of Hanover’s common stock. In connection with the pending merger, the Company has approved, subject to stockholder approval by a majority of the votes cast on the matter, (i) an amendment to the 1999 Equity Incentive Plan to increase the number of shares from 550,710 to 3,000,000 and (ii) the creation of the 2009 Long-Term Incentive Awards Plan of Hanover Capital Mortgage Holdings, Inc. which, if implemented, would reserve 3,000,000 shares of common stock for issuance under the plan.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions during the years ended December 31, 2008, 2007 and 2006 relating to the 1997 Stock Plan and the 1999 Stock Plan are as follows:

			Weighted	Weighted
	# of Options for Shares		Average	Average
	1997	1999	Exercise	Exercise
	Stock Plan	Stock Plan	Price	Price

Oustanding as of January 1, 2006	260,824		—	$15.16

		30,834	—	$5.14

Stock Option Activity — 2006
Granted	2,000	—	$5.61

Expired	(2,000)	—	$18.13

Oustanding as of December 31, 2006	260,824			$15.06

		30,834		$5.14

Stock Option Activity — 2007
Granted	2,000	—	$5.61

Expired	(209,924)	(8,000)	$18.13

Oustanding as of December 31, 2007	52,900			$14.44

		22,834		$5.18

Stock Option Activity — 2008
Granted	2,000		$0.40

Expired	—	(1,500)	$7.69

Oustanding as of December 31, 2008	54,900			$13.93

		21,334		$5.00

As of December 31, 2008, 2007 and 2006, 76,234, 75,734 and 291,658 options were exercisable, respectively, with weighted-average exercise prices of $11.43, $11.65 and $14.01, respectively.

As of December 31, 2008, there were no shares eligible to be granted under the 1997 Stock Plan, as this plan expired on September 8, 2008. There were 15,917 shares eligible to be granted under the 1999 Stock Plan.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable:

1997 Stock Plan				1999 Stock Plan
	Number	Number	Weighted-		Number	Number	Weighted-
	Outstanding as	Exercisable as of	Average		Outstanding as	Exercisable as of	Average
Exercise	of December 31,	December 31,	Remaining Life	Exercise	of December 31,	December 31,	Remaining Life
Prices	2008	2008	in Years	Prices	2008	2008	in Years

$ 0.40	2,000	2,000	9.39
4.12	2,000	2,000	8.38	$3.88	11,334	11,334	1.38
5.61	2,000	2,000	7.38	4.63	6,000	6,000	0.57
10.26	2,000	2,000	4.37	7.75	2,000	2,000	2.39
11.40	2,000	2,000	6.38	9.80	2,000	2,000	3.38
12.67	2,000	2,000	5.38		—	—
15.75	42,900	42,900	3.50		—	—

$0.40 to $15.75	54,900	54,900	4.23	$3.88 to $9.80	21,334	21,334	1.43

In May 2008, the Company granted an option to purchase 2,000 shares of its common stock to one of the Company’s independent directors, upon his re-election to the Board of Directors and in accordance with the terms of the Company’s 1997 Stock Plan. This option is immediately exercisable and has a term of ten years. The exercise price of the option equals the closing price of the Company’s stock on the date of the grant. In the period the option was granted, the Company recorded compensation cost of approximately $1,000, which represents the fair market value of the option as estimated using the Black-Scholes option pricing model.

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

Bonus Incentive Compensation Plan

A bonus incentive compensation plan was established in 1997, whereby an annual bonus will be accrued for eligible participants of the Company. The annual bonus generally will be paid one-half in cash and (subject to ownership limits) one-half in shares of common stock in the following year. The Company must generate annual net income before bonus accruals that allows for a return of equity to stockholders in excess of the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average weekly ten-year U.S. Treasury rate plus 4.0% before any bonus accrual is recorded. There was no bonus expense recorded for the years ended December 31, 2008, 2007 and 2006. This bonus incentive compensation plan expired in September 2007.

12.	INCOME TAXES

The REIT

Taxable income (loss) for the year ended December 31, 2008 is approximately $(88.3) million. Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).

The following table reconciles net income (loss) to estimated taxable income (loss) for the year ended December 31, 2008 (dollars in thousands):

Net income (loss)	$(15,051)
Add (deduct) differences:
Negative valuation adjustments, including mark to market adjustments, net	41,623
Reduction in loan loss reserve — CMO, net	(56)
Mark to market of freestanding derivatives	230
Net loss in subsidiaries not consolidated for tax purposes	187
Net interest and expense adjustments for the sale of securities to Ramius	1,489
Reversal of book gain on surrender of securities to Ramius	(40,929)
Reversal of accrued expenses not deductible for tax	(1,618)
Other	564

Estimated taxable income (loss) before capital loss	(13,561)
Tax loss on surrender of securities to Ramius — Capital Loss	(74,729)

Estimated taxable income (loss)	$(88,290)

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxable Subsidiaries

Subsidiaries of the company are either taxable separately or disregarded for REIT purposes. The deferred tax assets and liabilities of the taxable REIT subsidiaries are as follows (dollars in thousands):

	December 31,
	2008	2007

Deferred tax assets
Federal net operating loss carryforwards	$3,342	$3,741
State net operating loss carryforwards	397	358
Not currently deductible interest	933	933
Goodwill	434	487

	5,106	5,519
Deferred tax liabilities
Capitalized software	(48)	(85)

	(48)	(85)

	5,058	5,434
Valuation allowance	(5,058)	(5,434)

Deferred tax asset — net	$—	$—

One taxable subsidiary has a Federal tax net operating loss carryforward of approximately $9.8 million that expires in various years between 2019 and 2025.

The items resulting in significant temporary differences for the years ended December 31, 2008 and 2007 that generate deferred tax assets relate primarily to the benefit of net operating loss carryforward and differences in the amortization of goodwill and capitalized software and interest expense payable to the REIT that is non- deductible for income tax purposes. The Company has established a valuation allowance for all of the deferred income tax benefits, if any.

The Company does not have any unrecognized tax benefits as of December 31, 2008.

Substantially all tax years remain open to examination by the Internal Revenue Service and the majority of the states in which the Company operates. For the Company’s main operating subsidiary, the only tax years remaining open to the state of New Jersey for examination are 2007 and 2008.

The components of the income tax provision for the years ended December 31, 2008, 2007 and 2006 consist of the following (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Current — Federal, state and local	$—	$—	$—
Deferred — Federal, state and local	(374)	439	(639)

	(374)	439	(639)
Valuation allowance	374	(439)	651

Total	$—	$—	$12

The income tax provision relating to the taxable subsidiaries differs from amounts computed at statutory rates due primarily to state and local income taxes and non-deductible intercompany interest expense.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	DERIVATIVE INSTRUMENTS

Interest rate caps have historically been used to economically hedge the changes in interest rates of the Company’s repurchase borrowings.

As of December 31, 2008, the fair value of the Company’s interest rate caps was below one-thousand dollars. The Company’s interest rate cap positions consist of two contracts. One with a notional amount of $40 million, a strike rate of 6.25%, indexed to the one-month LIBOR (London Interbank Offered Rate), and expires April 1, 2009. Another with a notional amount of $20 million, a strike rate of 6.00%, indexed to the one-month LIBOR, that expired November 17, 2008.

Forward contracts are used to economically hedge the Company’s asset position in Agency MBS when risk is considered sufficiently substantial to warrant them. The Company had no forward sales contracts outstanding as of December 31, 2008.

Components of Income From Freestanding Derivatives
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Mark to market and settlements on forward contracts	$(98)	$1,225	$(2,214)
Mark to market on interest rate caps	—	(26)	(130)

Net gain (loss) on freestanding derivatives	$(98)	$1,199	$(2,344)

14.	STOCKHOLDERS EQUITY AND EARNINGS PER SHARE

Common Stock Repurchase Program

The Company’s Board of Directors has periodically approved programs to repurchase shares of the Company’s common stock. The Summary of the total authorizations and remaining authority at December 31, 2007 is as follows:

	Share Repurchase Program
	Authorized in Years Ended December 31,
	2006	2002	2001	2000

Total number of common shares authorized to be repurchased	2,000,000	18,166	60,000	1,000,000
Remaining number of common shares authorized to be repurchased	1,542,800	2,500	1,000	501,025
Total amount authorized for repurchase of common shares	n/a	n/a	n/a	3,000,000
Remaining amount authorized for repurchase of common shares	n/a	n/a	n/a	137,000

In March 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. For the year ended December 31, 2008, no shares were repurchased. For the year ended December 31, 2007, the Company repurchased 194,100 shares at an average price of $4.94 per share. Under Maryland law, Hanover’s state of incorporation, treasury shares are not allowed. As a result, repurchased shares are retired when acquired.

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

The Rights Agreement was amended on February 6, 2009. See Note 16 for a more detailed description.

Earnings Per Share From Continuing Operations

The following table is a summary of earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

BASIS EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations (numerator)	$(15,051)	$(80,723)	$(1,951)

Weighted-average common shares outstanding (denominator)	8,634,363	8,265,194	8,358,433

Basic earnings (loss) per share	$(1.74)	$(9.77)	$(0.23)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations (numerator)	$(15,051)	$(80,723)	$(1,951)

Weighted-average common shares outstanding (denominator)	8,634,363	8,265,194	8,358,433
Add: Incremental common shares from assumed conversion of stock options	—	—	—

Diluted weighted-average common shares outstanding (denominator)	8,634,363	8,265,194	8,358,433

Diluted (loss) earnings per share	$(1.74)	$(9.77)	$(0.23)

For the years ended December 31, 2008, 2007 and 2006 the number of potential common shares that were anti-dilutive was 96,943, 199,364 and 291,658, respectively.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—	$29

Interest(1)	$6,385	$15,421	$13,792

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Common stock issuance of 600,000 shares recorded as liability and debt discount	$—	$1,218	$—

Estimated principal reductions on Subordinate MBS recorded as liability and debt discount	$2,255	$2,980	$—

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$1,292	$1,044	$—

Dividends declared in December but not paid until the following year	$—	$—	$1,236

Payable to broker for repurchase of common stock	$—	$—	$24

(1)	Amounts do not include cash payments for debt issuance costs

16.	PENDING MERGER

Overview

On September 26, 2008, the Company entered into the Loan and Security Agreement with Spinco, and on September 30, 2008 we entered into (i) the Merger Agreement which was amended and restated on October 28, 2008 with Walter and Spinco, (ii) the Taberna Exchange Agreement, (iii) the Amster Exchange Agreement, (iv) a voting agreement (the “Voting Agreement”) with Walter, Spinco, Mr. John Burchett, Ms. Irma Tavares and the Amster Parties, (v) a software license agreement (the “License Agreement”) with Spinco and (vi) a Third Amendment to Stockholder Protection Rights Agreement (the “Rights Plan Amendment”) with Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), as successor rights agent (“Computershare”), amending the Company’s Stockholder Protection Rights Agreement, dated as of April 11, 2000, as amended by the First Amendment to Stockholder Protection Rights Agreement, dated September 26, 2001, and the Second Amendment to Stockholder Protection Rights Agreement, dated June 10, 2002 (the “Rights Plan”). These agreements were entered into in connection with the contemplated separation of Walter’s financing segment, including certain related insurance businesses, from Walter through a series of transactions culminating in a distribution (the “Distribution”) of the limited liability interests in Spinco to a third party exchange agent on behalf of Walter’s stockholders (the “Spin-off “), and the subsequent merger of Spinco into the Company, with the Company continuing as the surviving corporation. Immediately prior to the merger, the Company will consummate exchange transactions with each of Taberna and the Amster Parties pursuant to the Exchange Agreements.

Merger Agreement

Pursuant to the merger and subject to certain adjustments, Walter stockholders and certain holders of options to acquire limited liability company interests in Spinco will collectively own approximately 98.5%, and the

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stockholders will collectively own approximately 1.5%, of the outstanding shares of common stock of the surviving corporation on a fully-diluted basis. In the merger, every 50 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger will be combined into one share of the surviving corporation common stock. Upon the completion of the merger, each outstanding option to acquire shares of the Company’s common stock and each other outstanding incentive award denominated in or related to the Company’s common stock, whether or not exercisable, will be converted into an option to acquire shares of or an incentive award denominated in or related to the surviving corporation’s common stock, in each case appropriately adjusted to reflect the exchange ratio and will, as a result of the merger, become vested or exercisable. The Board of Directors of the Company has unanimously approved the merger, on the terms and conditions set forth in the Merger Agreement.

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

In addition, the amended and restated Merger Agreement clarifies that Walter will bear the cost of filing and other fees payable to the SEC in respect of the registration statement on Form S-4 of the Company and the proxy statement/prospectus included therein that has been prepared and filed with the SEC, as well as the fees and expenses of any financial printer engaged in the preparation, printing, filing and mailing of the registration statement and proxy statement/prospectus, distributed to the holders of the Company’s common stock on the record date for the special meeting of its stockholders to be held in connection with the merger and to the holders of Walter’s common stock on the record date for the spin-off. Except as indicated above, the terms and provisions of the original merger agreement remain the same.

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

See Note 18 for a description of certain amendments made to these agreements on February 6, 2009, and February 17, 2009.

17.	COMMITMENTS AND CONTINGENCIES

Credit Risk

In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2008, the unpaid principal balance of these mortgage securities was approximately $2.1 million.

Forward Commitments

As of December 31, 2008, the Company had no forward commitments outstanding.

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

The lease, which expires October 31, 2010, provides for a monthly rental of $32,028. Should the Buyer fail to make the rental payments under the lease, and Terwin not honor its guarantee, the remaining rental obligations under the lease would become obligation of the Company. The estimated remaining rental obligations under the lease plus past due rents for the period October 1, 2008 through lease expiration, is approximately $1.0 million, which includes the monthly rental payment and estimated common area charges.

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

Lease Agreements

The Company has a non-cancelable operating lease agreement for office space and office equipment. Future minimum rental payments for such leases, as of December 31, 2008, are as follows (dollars in thousands):

Year	Amount

2009	$220
2010	167
2011	2
Thereafter	—

$389

Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $291,000, $296,000 and $282,000, respectively.

Effective December 15, 2008 — the NY Office property is under a sub-lease agreement. The Company capitalized the full lease obligation of approximately $226,000 and the receivable amount of $189,000 from the sub-tenant, and expensed the net loss and reported the net liability of approximately $37,000.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, or results of operation.

18.	SUBSEQUENT EVENTS

NYSE Amex

On February 24, 2009, the Exchange notified the Company that it had granted the Company a further extension until June 30, 2009 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Exchange Company Guide.

Pending Merger

Subsequent Changes to the Merger Agreement and merger related agreements

General

On February 6, 2009, the Company entered into (i) a second amended and restated agreement and plan of merger (the “Restated Merger Agreement “) with Walter, and its direct wholly-owned subsidiaries, JWHHC and Spinco, (collectively, the “Walter Parties”); (ii) an assignment and assumption of the voting agreement, dated September 29, 2008 (the “Voting Agreement Assignment”) with the Walter Parties, John A. Burchett, Irma N. Tavares, and the Amster Parties; (iii) an amended and restated loan and security agreement (the “Restated Loan Agreement”) with JWHHC; (iv) an amendment to the exchange agreement, dated September 30, 2008 (the “Taberna Exchange Agreement Amendment”) with Taberna; (iv) an amendment to the exchange agreement, dated September 30, 2008 (the “Amster Exchange Agreement Amendment”) with the Amster Parties; and (v) and a fourth amendment to the stockholder protection rights agreement (the “Rights Plan Amendment”) with Computershare.

Restated Merger Agreement

The Company and the Walter Parties entered into the Restated Merger Agreement, which amends and restates the Amended and Restated Agreement and Plan of Merger, dated October 28, 2008, among the Company, Walter and JWHHC to, among other things, (i) clarify that the financing business of JWHHC will be acquired by Walter and Walter will contribute the financing business to Spinco, which will merge with the Company, and (ii) extend the termination date of the agreement to June 30, 2009. The Restated Merger Agreement provides that, in connection with the merger, the surviving corporation will be renamed “Walter Investment Management Corp.”

This modification will not change the relative post-merger ownership of the surviving corporation by holders of equity interests in the Company and Spinco, respectively, and, therefore, it will continue to be the case that, as a result of the merger, and subject to certain adjustments, immediately after the effective time of the merger the Company’s stockholders will collectively own 1.5% and holders of common stock of Walter on the record date for the spin-off (by virtue of their ownership of limited liability company interests in Spinco after the spin-off) and certain holders of options to acquire limited liability company interests in Spinco will collectively own 98.5%, of the shares of common stock of the surviving corporation outstanding or reserved for issuance in settlement of restricted stock units of the surviving corporation. It will also continue to be the case that, in the merger, every 50 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger will be combined into one share of surviving corporation common stock. The Company’s Board of Directors has unanimously approved the merger, on the terms and conditions set forth in the Restated Merger Agreement.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Voting Agreement Assignment

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company, the Walter Parties, John A. Burchett, Irma N. Tavares and the Amster Parties entered into the Voting Agreement Assignment, pursuant to which Walter, John A. Burchett, Irma N. Tavares and the Amster Parties consented to JWHHC’s assignment of and Spinco’s assumption of all of JWHHC’s rights and obligations under the Voting Agreement. Pursuant to the terms of the Voting Agreement, John A. Burchett, Irma N. Tavares and each of the Amster Parties is required to, among other things, vote their shares of our common stock in favor of the Restated Merger Agreement and related transactions at any meeting of our stockholders.

Restated Loan Agreement

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and JWHHC entered into the Restated Loan Agreement, pursuant to which the Company and JWHHC amended and restated the loan and security agreement, dated September 26, 2008. Among other things, pursuant to the Restated Loan Agreement, the Company’s access to a revolving line of credit to maintain its REIT status and not become an “investment company” under the 40 Act was reduced from $5 million to $4 million in the aggregate, additional unsecured lines of credit described below were established, and the maturity of the loans was changed to be the earliest to occur of (i) June 26, 2009, (ii) the date on which Spinco demands repayment and (iii) the Company’s bankruptcy or liquidation.

In order to ensure that the Company will have access to sufficient capital to fulfill its obligations to pay the cash consideration to the Amster Parties and Taberna upon the closing of the exchange transactions, JWHHC has agreed to make available to the Company a line of credit of up to $2.75 million in the aggregate (reduced by the amount of cash the Company has available to make payments under the exchange agreements upon the closing of the exchange transactions). On February 6, 2009, the Company borrowed $600,000 under this line of credit to make the payment to Taberna in connection with the execution and delivery of the Taberna Exchange Agreement Amendment described below.

Lastly, in order to ensure that the Company will have access to sufficient capital to fulfill its obligations to maintain directors and officers liability insurance through the effective time of the merger, JWHHC has agreed to make available to the Company a line of credit of up to $1 million in the aggregate for that purpose. On March 6, 2009, the Company borrowed $1.0 million under this line of credit to pay the directors’ and officers’ liability insurance premium.

Exchange Agreement Amendments

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and Taberna entered into the Taberna Exchange Agreement Amendment, pursuant to which the Company and Taberna amended the exchange agreement, dated September 30, 2008, to extend the termination date of the exchange agreement from March 1 to June 26, 2009. Pursuant to the Taberna Exchange Agreement Amendment, as consideration for all of the outstanding trust preferred securities of HST-I, currently held by Taberna, the Company will pay Taberna $2.25 million in cash, $250,000 of which was paid to Taberna on September 30, 2008, upon the signing of the exchange agreement, $600,000 of which was paid to Taberna on February 6, 2009, upon the signing of the Taberna Exchange Agreement Amendment, and the remainder of which will be paid in connection with the closing of the merger.

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and the Amster Parties entered into the Amster Exchange Agreement Amendment, pursuant to which the Company and the Amster Parties amended the exchange agreement, dated September 30, 2008, to extend the termination date of the exchange agreement from March 31 to June 30, 2009.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights Plan Amendment

Simultaneously with the execution and delivery of the Restated Merger Agreement, the Company and Computershare entered into the Rights Plan Amendment, pursuant to which the Company and Computershare amended the stockholder protection rights agreement, dated April 11, 2000 (as previously amended), to provide that neither Spinco nor any of its respective affiliates and associates will be an acquiring person under the stockholder rights plan to the extent that any becomes the beneficial owner of 10% or more of the Company’s common stock solely as a result of the merger transactions.

Other Merger Related Events

On February 17, 2009, the Company and the Walter Parties entered into an amendment to the Restated Merger Agreement (the “Amendment”) to eliminate Walter’s and Spinco’s right to waive certain conditions to closing the merger contemplated by the Restated Merger Agreement relating to receipt by Walter of rulings from the Internal Revenue Service and an opinion from Walter’s accountants in respect of the tax-free nature of the spin-off of Spinco and certain other federal income tax consequences of the proposed spin-off and merger.

The Company’s Registration Statement on Form S-4 was declared effective by the SEC as of February 18, 2009. The Company has established a record date of February 17, 2009, for its special meeting of stockholders to be held on April 15, 2009 to approve the merger and other related transactions.

IRS Closing Agreement and REIT Determination

Pursuant to the merger agreement, the Company agreed to use its reasonable best efforts to execute an IRS Form 906, Closing Agreement on Final Determination Covering Specific Tax Matters, that resolves certain REIT qualification issues raised in a submission we made to the IRS on August 25, 2008, which is referred to herein as the “IRS Closing Agreement” or to obtain from the IRS a formal, binding determination other than the IRS Closing Agreement to the effect that the assets which are the subject of that submission, were, for purposes of Section 856(c) of the Code, “cash items” and therefore that the investment by us in such assets will not cause us to fail to qualify as a REIT for any taxable year, or otherwise to the effect that we have qualified as a REIT for all taxable years, which is referred to herein as the “REIT Determination.” The IRS Closing Agreement was finalized and signed on March 20, 2009.

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	UNAUDITED QUARTERLY FINANCIAL DATA (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Net interest income (loss)	$(781)	$(1,296)	$(1,609)	$(857)

Total revenues	$(513)	$39,753	$(20,609)	$(20,107)

Total expenses	$2,285	$5,756	$2,380	$3,269

Income (loss) from continuing operations	$(2,768)	$34,026	$(22,961)	$(23,348)

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income (loss)	$(2,768)	$34,026	$(22,961)	$(23,348)

Basic earnings (loss) per share(2)	$(0.32)	$3.94	$(2.66)	$(2.71)

Diluted earnings (loss) per share(2)	$(0.32)	$3.94	$(2.66)	$(2.71)

Dividends declared(1)	$—	$—	$—	$—

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net interest income (loss)	$(862)	$948	$2,740	$2,773

Total revenues	$(34,892)	$(29,426)	$(9,137)	$3,286

Total expenses	$2,864	$2,324	$2,323	$3,153

Income (loss) from continuing operations	$(37,728)	$(31,723)	$(11,432)	$160

Income from discontinued operations	$12	$5	$15	$703

Net income (loss)	$(37,716)	$(31,718)	$(11,417)	$863

Basic earnings (loss) per share(2)	$(4.37)	$(3.83)	$(1.42)	$0.11

Diluted earnings (loss) per share(2)	$(4.37)	$(3.83)	$(1.42)	$0.11

Dividends declared(1)	$—	$—	$—	$0.15

(1)	Quarterly dividends are presented in respect of earnings rather than declaration date.

(2)	Earnings per share are computed independently for each of the quarters presented utilizing the respective weighted average shares outstanding; therefore the sum of the quarterly earnings per share may not equal the earnings per share total for the year.