Form 10-Q
period 2009-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2009-05-15
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-13417
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	13-3950486 (I.R.S. Employer Identification No.)
4211 West Boy Scout Boulevard, 4th Floor
Tampa, FL 33607-5724
(Address of principal executive offices) (Zip Code)
(813) 871-4811
(Registrant’s telephone number, including area code)
Hanover Capital Mortgage Holdings, Inc.
200 Metroplex Drive, Suite 100
Edison, New Jersey 08817
(732) 548-0101
(Former name or former address, if changed from last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The registrant had 19,871,215 shares of common stock outstanding as of May 15, 2009.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q
For the Three Months Ended March 31, 2009

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$507	$501
Accrued interest receivable	49	62
Mortgage Loans
Collateral for CMOs	4,601	4,778
Mortgage Securities
Trading ($2,399 and $2,577, pledged respectively, at period ended)	3,950	4,656
Other subordinate security, available for sale	1,601	1,585
Equity investments in unconsolidated affiliates	175	175
Other assets	1,464	647

	$12,347	$12,404

Liabilities
Note Payable to pending merger partner (collateralized with Mortgage Securities classified as trading)	2,300	2,300
Collateralized mortgage obligations (CMOs)	2,778	2,904
Accounts payable, accrued expenses and other liabilities	1,159	1,191
Payable to pending merger partner	1,600	—
Deferred income from sale of software to pending merger partner	1,000	—
Obligation assumed under guarantee of lease in default by subtenant	727	831
Deferred interest payable on liability to subsidiary trusts	5,607	4,597
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239

	56,410	53,062

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90 million shares authorized, 8,654,562 shares issued and outstanding as of March 31, 2009 and December 31, 2008	86	86
Additional paid-in capital	102,991	102,981
Cumulative earnings (deficit)	(89,755)	(86,340)
Cumulative distributions	(57,385)	(57,385)

	(44,063)	(40,658)

	$12,347	$12,404

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Revenues
Interest income	$210	$5,070
Interest expense	1,083	5,927

	(873)	(857)
Loan loss provision	—	—

Net interest income (expense)	(873)	(857)
Gain on sale of mortgage assets	56	479
Loss on mark to market of mortgage assets	(7)	(21,485)
Loss on freestanding derivatives	—	(98)
Technology	105	210
Loan brokering and advisory services	8	15
Other income	9	1,629

Total revenues	(702)	(20,107)

Expenses
Personnel	945	1,108
Legal and professional	619	364
General and administrative	795	201
Depreciation and amortization	13	154
Occupancy	56	78
Technology	11	125
Financing	—	896
Other	304	343

Total expenses	2,743	3,269

Operating income (loss)	(3,445)	(23,376)
Equity in income of unconsolidated affiliates	30	28

Income (loss) before income tax provision	(3,415)	(23,348)
Income tax provision	—	—

Net Income (loss)	$(3,415)	$(23,348)

Basic earnings (loss) per share	$(0.40)	$(2.71)

Diluted earnings (loss) per share	$(0.40)	$(2.71)

Weighted average shares outstanding — Basic	8,636,804	8,630,184

Weighted average shares outstanding — Diluted	8,636,804	8,630,184
See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Net Income (loss)	$(3,415)	$(23,348)
Other comprehensive income (loss), net of tax effect of $0:
Net unrealized loss on mortgage securities classified as available-for-sale	—	(21,167)
Reclassification adjustment for net loss included in net income	—	—
Reclassification adjustment for impairment expense included in net income	—	21,167

Other comprehensive income (loss)	—	—

Comprehensive income (loss)	$(3,415)	$(23,348)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands except share data)

						Accumulated
			Additional	Cumulative		Other
	Common Stock		Paid-In	Earnings	Cumulative	Comprehensive
	Shares	Amount	Capital	(Deficit)	Distributions	Income	Total
Balance, December 31, 2008	8,654,562	$86	$102,981	$(86,340)	$(57,385)	$—	$(40,658)
Amortization of deferred stock grant to key employees	—	—	10	—	—	—	10
Net income (loss)	—	—	—	(3,415)	—	—	(3,415)
Other comprehensive income (loss)	—	—	—	—	—	—	—

Balance, March 31, 2009	8,654,562	$86	$102,991	$(89,755)	$(57,385)	$—	$(44,063)

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Operating Activities
Net Income (loss)	$(3,415)	$(23,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13	154
Stock-based compensation	10	11
Accretion of net discount to interest income	(16)	(1,542)
Accretion of debt discount and deferred financing costs to interest expense	4	2,309
Loss recognized from mark to market of mortgage assets	7	21,485
Undistributed earnings of unconsolidated affiliates — net	(30)	(28)
Gain on sale of mortgage assets	(56)	(479)
Gain on mortgage loans paid in full	(9)	(14)
Purchase of mortgage securities classified as trading	(1,545)	(4,211)
Principal collections on mortgage securities classified as trading	211	226
Proceeds from sale of mortgage securities classified as trading	2,086	29,917
Decrease (increase) in accrued interest receivable	13	152
Decrease (increase) in other assets	(805)	993
Increase (decrease) in accounts payable, accrued expenses and other liabilities	874	(992)

Net cash provided by (used in) operating activities	(2,658)	24,633

Investing Activities
Principal collections on CMO collateral	190	419

Net cash provided by (used in) investing activities	190	419

Financing Activities
(Decrease) increase in borrowings using repurchase agreements	—	(28,444)
Increase in payable to pending merger partner	1,600	—
Proceeds received from pending merger partner related to deferred income from sale of software	1,000	—
Payments on CMOs	(126)	(330)
Payment of dividends	—	—

Net cash provided by (used in) financing activities	2,474	(28,774)

Net Increase (Decrease) in Cash and Cash Equivalents	6	(3,722)
Cash and cash equivalents at beginning of period	501	7,257

Cash and Cash Equivalents at end of period	$507	$3,535

See notes to consolidated financial statements

HANOVER CAPITAL MORTGAGE HOLDINGS, INC. AND SUBIDARIES
(EFFECTIVE APRIL 17, 2009, WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
General
     Hanover Capital Mortgage Holdings, Inc. (effective April 17, 2009, known as Walter Investment Management Corp.) (the “Company”) conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). At March 31, 2009, the Company had one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). The Company is attempting to generate service fee income through HCP-2 by rendering valuations, loan sale advisory, and other related services to private companies and government agencies. The Company is maintaining its REIT business structure in order to complete the pending merger with Walter Investment Management Company LLC (“Spinco”) described below. The Company does not have the financial resources to conduct business as in the past nor, until consummation of the pending merger, does the Company expect to undertake any of its traditional investing activities in mortgage loans and subordinate mortgage-backed securities (“Subordinate MBS”) except to maintain the mortgage loans that collateralize the Company’s sponsored collateralized mortgage obligations (“CMO”) and make limited investments in agency mortgage-backed securities (whole pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”)). Since August 2008, minimal investments in whole-pool agency securities have been made in order to maintain the Company’s REIT status and its exemption as a regulated investment company under the Investment Company Act of 1940 (“40 Act”). Such agency investments have been facilitated in part by financing from an affiliate of the Company’s pending merger partner. After the pending merger, the Company’s business will be directed by the new management team which may include some or all of its traditional business activities.
     Until April 17, 2009, the Company’s principal executive offices were located at 200 Metroplex Drive, Suite 100, Edison, New Jersey 08817. After April 17, 2009, the Company’s principal executive offices are located at 4221 West Boy Scout Boulevard, 4th Floor, Tampa, FL 33607-5724.
Pending Merger
     On September 30, 2008, the Company entered into an Agreement and Plan of Merger, with Walter Industries, Inc. (“Walter”) and JWH Holding Company (“JWHHC”), a wholly-owned subsidiary of Walter, which was amended and restated on October 28, 2008 and was subsequently amended and restated on February 6, 2009, to, among other things, add Spinco, a newly-created, wholly-owned subsidiary of Walter, as an additional party to the transaction. On February 17, 2009, the merger agreement was further amended to address certain closing conditions and certain Federal income tax consequences of the spin-off and merger. The merger agreement as amended and restated is hereinafter referred to as the “Merger Agreement.”
     In addition, in connection with the pending merger, the Company, entered into an exchange agreement on September 30, 2008 and subsequently amended on February 6, 2009 with each of the holders of the Company’s outstanding preferred securities; an exchange agreement (the “Taberna Exchange Agreement”) with Taberna Preferred Funding I, Ltd. (“Taberna”) and an exchange agreement (the “Amster Exchange Agreement” and together with the Taberna Exchange Agreement, the “Exchange Agreements”) with Amster Trading Company and Ramat Securities, LTD (together the “Amster Parties”), to acquire (and subsequently cancel) the outstanding trust preferred securities of Hanover Statutory Trust I (“HST-I”), currently held by Taberna, and the trust preferred securities of Hanover Statutory Trust II (“HST-II”), currently held by the Amster Parties. Also, under the Exchange Agreements the Company will not be required to make any further payments to the holders of these instruments until the closing of the merger unless the exchange agreements are terminated. See Note 10 to Consolidated Financial Statements for additional information.
     Simultaneously with the execution and delivery of the Merger Agreement, the Company and JWHHC entered into a License Agreement, pursuant to which the Company granted to JWHHC and its affiliates a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and modify certain described software, systems and related items primarily related to asset portfolio management and analysis. As consideration for the license (a) if the merger was not consummated on or prior to December 31, 2008, but the Merger Agreement was not yet terminated, JWHHC would have to pay a fee of

$1 million for the license or (b) if the Merger Agreement terminated prior to December 31, 2008 and a termination fee had been paid, no further fees would be due.
     On April 17, 2009, the Company completed the merger with Spinco. See Note 13 to Consolidated Financial Statements for additional information. This Report on Form 10-Q contains only the financial results of the Company as of and for the three-month period ended March 31, 2009, because the reporting period ended prior to the completion of the merger.
2. Basis of Presentation
Going Concern
     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, the Company incurred a significant loss of liquidity over a short period of time. The Company has experienced significant operating losses, stockholders’ equity is a deficit, interest on $40 million of liabilities due to subsidiary trusts issuing preferred and capital securities has been deferred for over a year and is due and payable subject to exchange agreements with the securities holders entered into as part of the pending merger, and current operations are not cash flow positive. Additional sources of capital are required for the Company to generate positive cash flow and continue operations beyond the middle of 2009. These events create substantial doubt about the Company’s ability to continue as a going concern. Management believes completion of the pending merger will remove these doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009, particularly in light of the completion of the Company’s merger with Spinco following the end of the reporting period (See Note 13 to Consolidated Financial Statements). For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Deferred Income
     The Company and JWHHC entered into an agreement for the sale of software owned by the Company for $1 million. The sales price was estimated to be a fair value and the exchange of money and the software between the parties was completed in January 2009, pursuant to the agreement. Because of the relationship of the companies as parties in the pending merger and the existence of other facilitating transactions between the parties, recognition of a sale and revenue in the Company’s financial statements for this exchange has been deferred and is shown as deferred income in the Company’s balance sheet.
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
     SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statement of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have an election policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made this election for any financial assets or liabilities as of March 31, 2009.
Recent Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement is effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this pronouncement on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective January 1, 2009, and early adoption is encouraged. The adoption of this pronouncement by the Company on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
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

     On April 9, 2009 the FASB issued three FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of these FSPs on the effective date to have a material impact on the Company’s consolidated financial statements.
3. Fair Value
     Assets measured in the consolidated financial statements at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (dollars in thousands):

	As of March 31, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Trading securities — Agency MBS	$—	$3,950	$—	$3,950
Available for sale securities — Other subordinate securities	—	—	1,601	1,601
Other assets — non-mortgage	6	—	—	6

Total	$6	$3,950	$1,601	$5,557

Total assets valued by Level 3 methods are approximately 13.0% of the Company’s total assets as March 31, 2009.
Changes in fair value reported in the Consolidated Statement of Operations for assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	For the Three Months Ended March 31, 2009
			Mark to
	Accreted		Market Gain
	Interest Income	Other	(Loss)	Total
Trading securities — Agency MBS	$(4)	$—	$(7)	$(11)
Available for sale securities — Subordinate MBS	—	—	—	—
Available for sale securities — Other subordinate securities	16	—	—	16
Other assets — non-mortgage	—	(1)	—	(1)

Total	$12	$(1)	$(7)	$4

     Changes in carrying values for Level 3 financial instruments measured in the consolidated financial statements at fair value on a recurring basis are as follows (dollars in thousands):

	As of and for
	the Three Months Ended March 31, 2009
	Other Subordinate
	Securities	Total
Beginning balance — January 1, 2009	$1,585	$1,585
Total gains (losses):
Included in net income (or changes in net assets)	16	16
Included in other comprehensive income (loss)	—	—
Purchases, sales and principal reductions	—	—
Transfer into or out of Level 3 category	—	—

	$1,601	$1,601

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$16	$16

The estimated fair value of all of the Company’s assets and liabilities and off-balance sheet financial instruments are as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$507	$507	$501	$501
Accrued interest receivable	49	49	62	62
Mortgage loans:
Collateral for CMOs	4,601	4,555	4,778	3,326
Mortgage securities
Trading (1)	3,950	3,950	4,656	4,656
Available for sale (1)	—	—	—	—
Other subordinate security, available for sale (1)	1,601	1,601	1,585	1,585
Equity investment in unconsolidated affiliates	175	—	175	—
Deferred financing costs	169	—	173	—
Prepaid expenses and other assets (2)	1,295	1,295	474	474

Total assets	$12,347	$11,957	$12,404	$10,604

Liabilities:
Note Payable	$2,300	$2,300	$2,300	$2,300
CMO borrowing	2,778	2,085	2,904	2,217
Accounts payable, accrued expenses and other liabilities	1,159	1,159	1,191	1,191
Payable to pending merger partner	1,600	—	—	—
Deferred income from sale of software to pending merger partner	1,000	—	—	—
Obligation assumed under guarantee of lease in default by subtenant	727	—	831	—
Deferred interest payable on liability to subsidiary trusts	5,607	—	4,597	—
Liability to subsidiary trusts	41,239	3,435	41,239	5,650

Total liabilities	56,410	8,979	53,062	11,358
Net equity	(44,063)	2,978	(40,658)	(754)

Total liabilities and net equity	$12,347	$11,957	$12,404	$10,604

1)	The total amount of these assets or liabilities is measured in the consolidated financial statements at fair value on a recurring basis.

2)	Approximately $6 thousand and $7 thousand of these assets as of March 31, 2009 and December 31, 2008, respectively, are measured in the consolidated financial statements at estimated fair value on a recurring basis.

     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, with estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash, accrued interest receivable, and accounts payable, note payable, accrued expenses and other liabilities — The estimated fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature except for interest payable on subsidiary trusts liabilities as of March 31, 2009, as the preferred securities are valued based on the terms of the Exchange Agreements entered into with the holders thereof in connection with the pending merger that includes interest payable.
     Collateral for CMOs and CMO borrowing — The fair value of these financial instruments is based upon estimates considering interest rates, underlying loan type, quality and discounted cash flow analysis based on prepayment and interest rate assumptions used in the market place for similar securities with similar credit ratings. Observable inputs for similar instruments with similar credit ratings are utilized in the estimation of fair value for these instruments and are considered Level 2 inputs. Payments on the CMO liability are secured with the cashflow from the mortgage loans.
     Deferred financing costs — The fair value of these assets is estimated at zero as the related liabilities are reflected at fair value.
     Equity in unconsolidated affiliates — The fair value of these assets is estimated at zero. The investments in the trusts are 100% owned by the Company and the only assets of the trusts are the excesses of the debt issued by the Company over the debt issued by the trusts. By presenting the liabilities to subsidiary trusts issuing preferred and capital securities at fair value, this represents that there are no assets in the subsidiary trusts with economic value for the investments.
     Prepaid expenses and other assets — The fair value of these financial instruments is estimated to be their carrying value due to the economic value and short-term nature of these assets.
     Payable to an affiliate of the pending merger partner — This transaction is a facilitating transaction with an affiliate of the Company’s pending merger partner. If the merger did not occur, the Company would be unable to repay the unsecured obligation.
     Deferred Income from sale of software — The recognition of revenue from the transaction is contingent and the cash was received. The estimated fair value is zero as there is no further value to be realized from the transaction.
     Obligation assumed under guarantee of lease in default by subtenant — This liability represents the total of all rental payments remaining under the lease, and are discounted to a net present value assuming a discount rate of 4%, the approximate one-month LIBOR rate observed on the date the liability was established. The obligation is not secured and if the merger was not completed the Company would more likely than not be unable to repay the obligation.
     Liability to subsidiary trusts and Deferred interest payable on liability to subsidiary trusts — As of March 31, 2009 and December 31, 2008, the fair value of these instruments is based on the terms of the Exchange Agreements with the holders of the preferred securities entered into in connection with the pending merger.
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

     The components of the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Basis earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(3,415)	$(23,348)

Weighted-average common shares outstanding (denominator)	8,636,804	8,630,184

Basic earnings (loss) per share	$(0.40)	$(2.71)

Diluted earnings (loss) per share:
Income (loss) from continuing operations (numerator)	$(3,415)	$(23,348)

Weighted-average common shares outstanding (denominator)	8,636,804	8,630,184
Add: Incremental common shares from assumed conversion of stock options	—	—

Diluted weighted-average common shares outstanding (denominator)	8,636,804	8,630,184

Diluted earnings (loss) per share	$(0.40)	$(2.71)

     The calculation of diluted earnings per share for the three months ended March 31, 2009, and 2008, does not include 93,992 and 102,808 shares, respectively, from the assumed conversion of out-of-the-money stock options and unvested restricted stock.
5. Mortgage Loans
Mortgage Loans — Collateral for CMOs
(dollars in thousands)

	March 31, 2009			December 31, 2008
	Fixed	Adjustable		Fixed	Adjustable
	Rate	Rate	Total	Rate	Rate	Total
Principal balance	$850	$3,945	$4,795	$894	$4,091	$4,985
Net (discount)	(16)	(75)	(91)	(17)	(78)	(95)
Loan loss allowance	(18)	(85)	(103)	(20)	(92)	(112)

Carrying value of mortgage loans	$816	$3,785	$4,601	$857	$3,921	$4,778

     The following table summarizes the activity in the loan loss allowance for mortgage loans securitized as collateral in outstanding CMOs (dollars in thousands):

	Three Months
	Ended March 31,
	2009	2008

Balance, beginning of period	$112	$168
Mortgage loans paid in full	(9)	(14)

Balance, end of period	$103	$154

6. Mortgage Securities

Mortgage Securities Classified as Trading
(dollars in thousands)

	March 31, 2009			December 31, 2008
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$2,278	$1,503	$3,781	$2,482	$2,015	$4,497
Net premium	54	39	93	57	19	76

Amortized cost	2,332	1,542	3,874	2,539	2,034	4,573
Gross unrealized gain	67	9	76	38	45	83

Carrying value (fair value)	$2,399	$1,551	$3,950	$2,577	$2,079	$4,656

     Mortgage securities classified as trading are whole-pool Fannie Mae and Freddie Mac mortgage-backed securities and consist solely of fixed rate securities. The pledged securities are pledged as collateral on the Note payable that has been facilitated by JWHHC.
Other Subordinated Security Classified as Available for Sale
(dollars in thousands)

	March 31, 2009			December 31, 2008
		Not			Not
	Pledged	Pledged	Total	Pledged	Pledged	Total
Principal balance	$—	$3,812	$3,812	$—	$3,812	$3,812
Net (discount) and valuation adjustment	—	(2,211)	(2,211)	—	(2,227)	(2,227)

Amortized cost	—	1,601	1,601	—	1,585	1,585

Carrying value (fair value)	$—	$1,601	$1,601	$—	$1,585	$1,585

     Other subordinated security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral.
All Mortgage and Other Subordinate Securities by Collateral Type
(dollars in thousands)

	Trading		Available for Sale
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Fixed-Rate Agency Mortgage-Backed Securities	$3,950	$4,656	$—	$—
Fixed-Rate Subordinate Mortgage Backed Securities	—	—	—	—
Fixed-Rate Other Subordinate Security	—	—	1,601	1,585
Adjustable-Rate Subordinate Mortgage Backed Securities	—	—	—	—

Carrying value (fair value)	$3,950	$4,656	$1,601	$1,585

7. Other Assets
     The following is a breakdown of other assets (dollars in thousands):

	March 31,	December 31,
	2009	2008
Prepaid insurance	$988	$228
Other prepaid expenses and other assets	307	246
Deferred financing cost	169	173

Total Other assets	$1,464	$647

8. Note Payable and Other Liabilities
Note payable
(dollars in thousands)

	Balance		Balance	Carrying Value
	December 31,	Net	March 31,	of Underlying
	2008	Change	2009	Collateral	Type of Collateral
Payable to pending merger partner	$2,300	$—	$2,300	$2,399	Mortgage Securities — Trading

     On September 26, 2008, the Company entered into a loan and security agreement with an affiliate of Spinco (the “Loan and Security Agreement”). The Loan and Security Agreement was amended on February 6, 2009, to accommodate changes and amendments to the merger agreement. The Loan and Security Agreement enabled the Company to borrow up to $5 million to purchase qualified assets. The securities purchased pursuant to the agreement are held in a collateral account securing the Company’s obligation. The amended Loan and Security Agreement provides the Company with a $4 million line of credit and will continue to allow the Company to acquire Agency MBS for maintenance of its compliance with certain exemptions under the 40 Act.
Other liabilities
     In order to ensure that the Company would have access to sufficient capital to fulfill its obligations to pay the cash consideration to the holders of the trust preferred securities of trusts owned by the Company upon the closing of the exchange transactions entered into as part of the merger considerations to retire and cancel the outstanding obligations, the lender agreed to make available a line of credit of up to $2.75 million. On February 6, 2009, the Company borrowed $600,000 under this facility to make the payment to Taberna in connection with the execution and delivery of an amendment to the Taberna Exchange Agreement.
     Further, in order to ensure that the Company would have access to sufficient capital to fulfill its obligations to maintain directors and officers liability insurance through the effective time of the merger, the lender agreed to make available a line of credit of up to $1 million in the aggregate for that purpose.
     Below is a summary of the financing arrangements established with the lender to facilitate the merger closing.
Loan Agreement with pending merger partner
(dollars in thousands)

		Total Funds	Net funds available
	Total Funds made	utilized as of	as of March 31,
Purpose	available	March 31, 2009	2009
Trust Preferred Securities	$2,750	$600	$2,150	to fund payments on closing & signing (1)
General	1,000	1,000	—	to fund payment of D&O Insurance

Total available	$3,750	$1,600	$2,150

(1)	On April 17, 2009, in connection with the closing of the merger transaction, the Company borrowed the remaining funds available of $2.15 million to settle the Exchange Agreements with the holders of the trust preferred securities.
See Note 13 to the Consolidated Financial Statements for additional information.

9. Income Taxes
     Taxable income (loss) for the three months ended March 31, 2009 is approximately ($3.4) million. Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income).
     The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2009 (dollars in thousands):

Net income (loss)	$(3,415)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments, net	(7)
Reduction in loan loss reserve — CMO, net	(9)
Net loss in subsidiaries not consolidated for tax purposes	53
Other	(44)

Estimated taxable income (loss)	$(3,422)

     Pursuant to the merger agreement, the Company agreed to use its reasonable best efforts to execute an IRS Form 906, Closing Agreement on Final Determination Covering Specific Tax Matters, that resolves certain REIT qualification issues raised in a submission made to the IRS on August 25, 2008, or to obtain from the IRS a formal, binding determination other than the IRS Closing Agreement to the effect that the assets which are the subject of that submission, were, for purposes of Section 856(c) of the Code, “cash items” and therefore that the investment by the Company in such assets will not cause the Company to fail to qualify as a REIT for any taxable year, or otherwise to the effect that the Company has qualified as a REIT for all taxable years. The IRS Closing Agreement was finalized and signed on March 20, 2009.
10. Liability to Subsidiary Trusts Issuing Preferred Securities
     The Company has issued trust preferred securities of trusts for which it owns all of the outstanding common securities. In exchange for the proceeds of the sale of trust securities, the Company issued junior subordinated debt to the trusts. The junior subordinated debt represents all of the trusts’ assets and the terms of the junior subordinated debt are substantially the same as the terms of the trust securities. The interest rate of the trust securities is fixed during the first five years.
     The following is a summary of trust preferred securities outstanding as of March 31, 2009:

	HST-I	HST-II
Trust preferred securities outstanding	$20 million	$20 million
Interest rate as of March 31, 2009	8.51%	9.209%
Redemption period, at the Company’s option	After March 30, 2010	After July 30, 2010
Maturity date	March 30, 2035	July 30, 2035
Date issued	March 2005	November 2005
     The Company deferred the payment of interest on the HST-I junior subordinated notes for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively. The Company has deferred the payment of interest for four consecutive quarters, with all deferred interest payments being due on December 31, 2008 subject to the Exchange Agreements described below.
     The Company deferred the payment of interest on the HST-II junior subordinated notes for the quarters ended January 31, 2008, April 30, 2008, July 31, 2008 and October 30, 2008, respectively. The Company has deferred the payment of interest for four consecutive quarters, with all deferred interest payments being due on January 31, 2009 subject to the Exchange Agreements described below.
Exchange Agreements

     Pursuant to the Merger Agreement, the Company entered into Exchange Agreements with each of the holders of the Company’s outstanding preferred securities to acquire (and subsequently cancel) the outstanding trust preferred securities of HST-I, currently held by Taberna, and the trust preferred securities of HST-II, currently held by the Amster Parties.
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
     Had the parties retired the trust securities as of March 31, 2009 under the terms of the Exchange Agreements, the Company would have recognized a gain as follows:
Estimated Gain Upon Early Retirement of Trust Preferred Securities
as of March 31, 2009
Proforma
(dollars in thousands)

Proceeds to retire trust preferred securities and, in turn, the Company’s junior subordinated debt issued to the trust:
Cash to be tendered (1)	$2,150
Value of shares issued to trust preferred security holder (2)	1,285
Book value of Company issued junior subordinated debt carried as Investment in affiliates	175

Total value of proceeds to be applied to early retirement	3,610
Par value of all outstanding junior subordinated debt issued to support trust preferred shares	41,239
Deferred interest payable — to be forgiven	5,607

Value of obligations to be retired	46,846

Net gain estimated on early retirement of trust preferred securities	$43,236

(1)	Does not include $.085 million of non-refundable payments made at the time of signing and amending the exchange agreements which were included in income when the payments were made.

(2)	Value of the shares issued was determined using the closing share price of the Company as of March 31, 2009.
     The merger was completed as of April 17, 2009, and the trust preferred securities issued by the trusts were retired in accordance with the terms of the Exchange Agreements. The related junior subordinated debt securities of the Company were retired at that time. On April 17, 2009 the gain realized by the Company upon the retirement and cancelation of Trust Preferred Securities was approximately $43.7 million. See Note 13 to the Consolidated Financial Statements.

11. Supplemental Disclosures for Statements of Cash Flows

	Three Months
	Ended March 31,
	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$—

Interest (1)	$23	$2,773

Principal reductions on Subordinate MBS applied to liability recorded in connection with debt discount	$—	$621

(1)	Amounts do not include cash payments for debt issuance costs
12. Commitments and Contingencies
     In October 1998, the Company sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of March 31, 2009, the unpaid principal balance of these mortgage securities was approximately $1.98 million.
     Effective July 1, 2002, the Company entered into Amended and Restated Employment Agreements (the “Employment Agreements”) with John A. Burchett, the then Chairman, President and Chief Executive Officer, and Irma N. Tavares, its then Chief Operating Officer and Managing Director. The Company and Mr. Burchett and Ms. Tavares, on November 27, 2007 and September 30, 2008, entered into new revised First and then Second Amended and Restated Employment Agreements which were subsequently amended on February 12, 2009 (the “Revised Agreements.”) The Revised Agreements have a three year term and expire on September 30, 2011.
13. Subsequent Events
     Special Meeting of Stockholders
     The Company held its special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in its proxy statement/prospectus, dated February 17, 2009.
     On April 15, 2009 the following matters were voted on and approved by the stockholders:
1)	approval of the merger agreement, the merger and the other transactions contemplated by the merger agreement;

2)	approval of the following amendments in connection with the amendment and restatement of the Company’s charter to:
a)	reduce the stockholder vote required to amend certain provisions relating to restrictions on transfer and ownership of stock;

b)	permit the Board of Directors to terminate the Company’s REIT status without stockholder approval;

c)	eliminate the stockholders’ power to amend the bylaws;

d)	modify provisions relating to stockholder action by written or electronic consent;

e)	eliminate excess stock;

f)	eliminate appraisal rights of the Company’s stockholders except under certain limited circumstances;

g)	modify the restrictions on transfer and ownership of the Company’s stock; and

h)	make certain other amendments to the Company’s charter;
3)	approval of the issuance of the Company’s stock to the Amster Parties pursuant to the Amster Exchange Agreement;

4)	approval of the share increase under the Company’s 1999 Equity Incentive Plan (the “1999 EIP”); and

5)	approval of the 2009 Long- Term Equity Incentive Plan (the “2009 LTIP”).
The Merger
     Following these approvals, on April 17, 2009, the Company completed the merger with Spinco pursuant to the terms of the Merger Agreement. As a result of the merger, every 50 shares of Company common stock outstanding immediately prior to the effective time of the merger, including the shares of Company common stock issued pursuant to the Amster Exchange Agreement, were combined into one share of common stock of the Company (the “Share Combination”). At the completion of the merger, Walter stockholders as of the record date for Walter’s dividend of limited liability interests in Spinco, together with Spinco option holders, owned collectively 98.5% (3.33% in the form of restricted stock units of the Company owned by former Spinco option holders Mark O’Brien and Charles Cauthen, and the remaining 95.17% by Walter stockholders as of such date), and former Company stockholders (including the Amster Parties) collectively owned 1.5% (with the Amster Parties owning approximately 0.66% and the other former Company stockholders owning approximately 0.84%), of the shares of common stock of the Company. The holders of limited liability company interests of Spinco immediately prior to the merger were issued a total of 19,562,913 shares of the Company’s common stock in exchange for their limited liability company interests. Based on the closing price of $7.00 (after giving effect to the Share Combination) per share of the Company’s common stock on the NYSE Amex Exchange on April 17, 2009, the aggregate value of consideration paid to the Spinco interest holders was approximately $136,940,391. Immediately prior to the merger, and following the spin-off of Spinco by Walter in order to comply with certain Internal Revenue Service requirements pertaining to the maintenance of the Company’s status as a real estate investment trust, Spinco paid a taxable dividend of cash and Spinco interests having an aggregate value of            holders of limited liability company interests of Spinco immediately following the spin-off. After giving effect to the transactions on April 17, 2009, there were 19,871,215 shares of the Company’s common stock issued and outstanding. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.
     The foregoing description of the Merger Agreement, the merger and the transactions contemplated under the Merger Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibits 2.1and 2.2 to this Report on Form 10-Q.
The Exchange Agreements
     On April 17, 2009, prior to the effective time of the merger, the Company acquired and subsequently retired all of the outstanding trust preferred securities of HST-I, and HST-II. Prior to the consummation of the Exchange Agreements, Taberna and the Amster Parties held all of the outstanding preferred securities of HST-I and HST-II, respectively.
     As consideration for all of the outstanding trust preferred securities of HST-I in an aggregate amount of $20 million, the Company paid Taberna $2.25 million in cash in the aggregate. The Company paid $250,000 of the purchase price to Taberna on September 30, 2008, in connection with signing the original Taberna Exchange Agreement, and paid an additional $600,000 of the purchase price to Taberna upon the signing of the amendment to the Taberna Exchange Agreement on February 6, 2009. The remaining $1.4 million of the purchase price under the Taberna Exchange Agreement was paid on April 17, 2009, in connection with the closing of the Exchange Agreements. Under the Taberna Exchange Agreement, as amended, Taberna was also reimbursed by the Company for its counsel fees up to $15,000 in the aggregate.
     Under the Amster Exchange Agreement, on April 17, 2009, the Amster Parties exchanged all of their trust preferred securities in HST-II for a cash payment from the Company of $750,000 and 6,762,793 shares of the Company common stock, which was paid prior to the consummation of the merger. Based on the closing price of $0.14 per share of the Company’s common stock on the NYSE Amex on April 17, 2009, the aggregate value of the consideration paid to Amster was approximately $1,696,791. As a result of the issuance of Company common stock pursuant to the Amster Exchange Agreement, immediately prior to the effective time of the merger, the Amster Parties collectively owned approximately 43.9% of shares of Company common stock outstanding. On April 15, 2009, the Company received the required approval of its stockholders for the issuance of shares of Company common stock in the Amster Exchange Agreement. In addition, amendments to the Company’s charter approved by the Company’s stockholders at a special meeting on April 15, 2009, and described in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2009, eliminated certain ownership restrictions contained in the Company’s charter in respect of the exchange transaction with the Amster Parties for the brief period following the filing of such amendments on April 17, 2009, and ending at the effective time of the merger, which occurred later that day.
New York Stock Exchange AMEX Notice
     On April 8, 2008, the Company received notice from the staff of the NYSE Amex LLC (formerly, the American Stock Exchange) hereinafter the “Exchange,” advising the Company that it was not in compliance with certain of the Exchange’s continued listing standards. Based on available information including the Company’s plan to regain compliance (the “Plan”), as well as conversations between Exchange staff and representatives of the Company, the Exchange approved the Company’s Plan and ultimately granted the Company’s request to extend the time periods within which the Company would be required to regain compliance with such standards, until June 30, 2009.
     The Exchange approved the additional listing application submitted by the Company and Spinco to list the shares being issued in connection with the merger. On April 20, 2009, in connection with the consummation of the merger, the common stock of the Company began trading on the Exchange under the symbol “WAC.”

Termination of HST-I Trust and Indenture
     Following the acquisition of the trust preferred securities of HST-I pursuant to the Taberna Exchange Agreement, the Company entered into a Joint Direction and Release, dated as of April 17, 2009 (the “HST-I Joint Direction”), with HST-I and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as trustee (the “HST-I Trustee”), pursuant to which the Company and HST-I instructed the HST-I Trustee to cancel (i) all of the outstanding preferred securities of HST-I in an aggregate amount of $20,000,000 and (ii) all of the outstanding common securities of HST-I in an aggregate amount of $619,000, in each case issued under that certain Amended and Restated Trust Agreement, dated as of March 15, 2005 (the “HST-I Trust Agreement”) among the Company, Chase Bank USA, National Association (as Delaware trustee), certain administrative trustees and JPMorgan Chase Bank, National Association, as property trustee. In addition, the Company and HST-I instructed the HST-I Trustee to cancel all of the Company’s Junior Subordinated Notes due 2035 in an aggregate amount of $20,619,000 (the “HST-I Debt Securities”) issued by the Company to HST-I pursuant to a Junior Subordinated Indenture, dated as of March 15, 2005 (the “HST-I Indenture”) between the Company and the HST-I Trustee. Upon delivery of the HST-I Joint Direction, the Company, the HST-I Trustee and HST-I executed a Discharge Agreement, dated April 17, 2009 (the “HST-I Discharge Agreement”), pursuant to which the HST-I Indenture and the HST-I Debt Securities were satisfied, discharged and cancelled and each of the Company and the HST-I Trustee were released from their obligations under the HST-I Indenture. The HST-I Trust Agreement was subsequently cancelled and HST-I was terminated pursuant to the filing of a certificate of cancellation with the State of Delaware.
Termination of HST-II Trust and Indenture
     Following the acquisition of the trust preferred securities of HST-II pursuant to the Amster Exchange Agreement, the Company entered into a Joint Direction and Release, dated as of April 17, 2009 (the “HST-II Joint Direction”), with HST-II and Wilmington Trust Company, as trustee (the “HST-II Trustee”), pursuant to which the Company and HST-II instructed the HST-II Trustee to cancel (i) all of the outstanding preferred securities of HST-II in an aggregate amount of $20,000,000 and (ii) all of the outstanding common securities of HST-II in an aggregate amount of $620,000, in each case issued under that certain Amended and Restated Declaration of Trust, dated as of November 4, 2005 (the “HST-II Trust Agreement”), among the Company, the HST-II Trustee (in its capacities as HST-II Trustee and as Delaware trustee) and certain administrative trustees. In addition, the Company and HST-II instructed the HST-II Trustee to cancel all of the Company’s Junior Subordinated Debt Securities due 2035 in an aggregate amount of $20,620,000 (the “HST-II Debt Securities”) issued by the Company to HST-II pursuant to an Indenture, dated as of November 4, 2005 (the “HST-II Indenture”), between the Company and the HST-II Trustee. Upon delivery of the HST-II Joint Direction, the Company, the HST-II Trustee and HST-II executed a Discharge Agreement, dated April 17, 2009 (the “HST-II Discharge Agreement”), pursuant to which the HST-II Indenture and the HST-II Debt Securities were satisfied, discharged and cancelled and each of the Company and the HST-II Trustee were released from their obligations under the HST-II Indenture. The HST-II Trust Agreement was subsequently cancelled and HST-II was terminated pursuant to the filing of a certificate of cancellation with the State of Delaware.
     The foregoing descriptions of the HST-I Joint Direction, the HST-II Joint Direction, the HST-I Trust Agreement, the HST-II Trust Agreement, the HST-I Indenture, the HST-II Indenture, the HST-I Discharge Agreement, and the HST-II Discharge Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of such agreements, which are filed as Exhibits 4.2, 4.3, 4.6, 4.7, 4.8, 4.9, 4.13 and 4.14, to this Report on Form 10-Q.
Amended and Restated Loan and Security Agreement
     As previously reported, on February 6, 2009, the Company and JWHHC entered into an Amended and Restated Loan Agreement (the “Loan Agreement”), pursuant to which the Company and JWHHC amended and restated the loan and security agreement, dated September 26, 2008. The loans made under the Loan Agreement were secured by a collateral account maintained pursuant to a related Securities Account Control Agreement (the “Account Control Agreement”), entered into on September 25, 2008, by the Company, JWHHC and Regions Bank N.A., as Securities Intermediary, into which all of the assets purchased by the Company with the proceeds of the loans were deposited. On April 17, 2009, JWHHC assigned all of its rights and obligations under the Account Control Agreement to Spinco pursuant to a purchase and sale agreement between JWHHC and Walter, dated April 17, 2009, and a contribution agreement between Walter and Spinco dated April 17, 2009. Upon consummation of the merger, Spinco, the creditor under the Loan Agreement, merged into the Company, the debtor under the Loan Agreement, resulting in the automatic termination of the Loan Agreement by operation of law. The Account Control Agreement also terminated at the effective time of the merger as a result of the termination of the Loan Agreement.
     Under the Loan Agreement, in addition to unsecured lines of credit used to fund the Company’s obligations under the Exchange Agreements and secure directors’ and officers’ liability insurance prior to the merger, the Company also had access to a revolving line of credit not to exceed $4 million in the aggregate, to maintain its REIT status and not become an “investment company” under the 40 Act. The maturity of the loans was the earliest to occur of (i) June 26, 2009, (ii) the date on which Spinco demanded repayment and (iii) the Company’s bankruptcy or liquidation.
     The foregoing descriptions of the Loan Agreement and the Account Control Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Account Control Agreement, which are respectively filed as Exhibit 10.44 and Exhibit 10.45 to this Report on Form 10-Q.
Software License Assignment
     Simultaneously with the execution and delivery of the Merger Agreement, the Company and JWHHC entered into a License Agreement, pursuant to which the Company would granted to JWHHC and its affiliates a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and modify certain described software, systems and related items primarily related to asset portfolio management and analysis. As consideration for the license (a) if the merger was not consummated on or prior to December 31, 2008, but the Merger Agreement had not yet been terminated, JWHHC would have to pay a fee of $1 million for the license or (b) if the Merger Agreement terminated prior to December 31, 2008 and a termination fee had been paid, no further fees would be due.
     On April 17, 2009, the Company entered into an Assignment of Software License Agreement with JWHHC and Spinco (the “Software License Assignment”), pursuant to which JWHHC assigned, and Spinco assumed (and the Company obtained, as successor to Spinco), all of JWHHC’s rights and obligations under the Software License Agreement dated September 29, 2008 (“Software License Agreement”) between the Company and JWHHC. Pursuant to the terms of the Software License Assignment, the Company granted Spinco a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and to modify certain described software, systems and related items primarily related to asset portfolio management and analysis. Upon consummation of the merger, the Software License Agreement effectively terminated.
     The foregoing descriptions of the Software License Agreement and the Software License Assignment do not purport to be complete and are qualified in their entirety by the terms and conditions of the Software License Agreement and the Software License Assignment, which are filed as Exhibits 10.48.1 and 10.48.2, to this Report on Form 10-Q.
Syndicated Credit Agreement
     On April 20, 2009, the Company entered into a syndicated credit agreement (the “Syndicated Credit Agreement”) among Walter, the lenders from time to time parties thereto, Regions Bank, as syndication and SunTrust Bank, as administrative agent. The Syndicated Credit Agreement establishes an unsecured guaranteed $15.00 million revolving facility, with a $10.00 million letter of credit sub-facility and a $5.00 million swingline sub-facility. The Syndicated Credit Agreement is guaranteed by the subsidiaries of the Company other than Walter Investment Reinsurance, Co., Ltd., Mid-State Capital, LLC and Hanover SPC-A, Inc. In addition, Walter posted a letter of credit (the “Support Letter of Credit”) in an amount equal to $15.675 million in support of the Company’s obligations under the Syndicated Credit Agreement. The loans under the Syndicated Credit Agreement shall be used for general corporate purposes of the Company and its subsidiaries. The Syndicated Credit Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transaction with affiliates; sale leaseback transactions; and hedging agreements and (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times; a minimum interest coverage ratio of not less than 1.25x; a maximum portfolio loss ratio of no greater than 1.50x; and a maximum portfolio delinquency rate of no greater than 8.00%. The Syndicated Credit Agreement contains certain customary events of default for unsecured guaranteed financings (including certain events with respect to the Support Letter of Credit, such as termination), the occurrence of which would allow the lenders to accelerate the outstanding loans.
     All loans made under the Syndicated Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00% or at base rate, which is defined as the highest of the prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month period plus 1.00%, plus 3.00%, in each case, subject to adjustments based on the credit ratings of the bank issuing the Support Letter of Credit. A commitment fee of 0.50% is payable on the daily amount of the unused commitments.
     All loans under the Syndicated Credit Agreement shall be available until the termination date, which is April 20, 2011, at which point all obligations under the Syndicated Credit Agreement shall be due and payable.
     The foregoing description of the Syndicated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Syndicated Credit Agreement, which is filed as Exhibit 10.56 to this Report on Form 10-Q.
     In the ordinary course of their respective businesses, certain of the lenders and their respective affiliates have engaged, and may in the future engage, in commercial banking and/or investment banking transactions with the Company and its affiliates for which they have in the past received, and may in the future receive, customary fees.
Revolving Credit Agreement and Security Agreement
     On April 20, 2009, the Company entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among the Company, certain of its subsidiaries and Walter, as lender. The Revolving Credit Agreement establishes a guaranteed $10.00 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.00 million. The Credit Agreement also is guaranteed by the subsidiaries of the Company that guarantee the Credit Agreement. The Revolving Credit Agreement is available only after a major hurricane has occurred with projected losses greater than the $2.50 million self-insured retention (the “Revolving Credit Agreement Effective Date”). The Revolving Credit Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transactions with affiliates; sale leaseback transactions; and hedging agreements; (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.00 million at all times and (c) require that any net cash proceeds received by the Company pursuant to that certain reinsurance policy be applied within two business days of such receipt to repay any outstanding obligations under the Revolving Credit Agreement.
     All loans made under the Revolving Credit Agreement will bear interest at a rate equal to LIBOR for one-month or three-months, at the Company’s option, plus 4.00%. A commitment fee of 0.50% is payable on the daily amount of the unused commitments after the Revolving Credit Agreement Effective Date. In addition, on the Revolving Credit Agreement Effective Date, the Company will pay Walter a funding fee in an amount equal to $25,000.
     All loans under the Revolving Credit Agreement shall be available from the Effective Date until the termination date, which is April 20, 2011, at which point all obligations under the Revolving Credit Agreement shall be due and payable.
     The foregoing description of the Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Revolving Credit Agreement, which is filed as Exhibit 10.58 to this Report on Form 10-Q.
Support LC Agreement
     On April 20, 2009, the Company entered into a support letter of credit agreement (the “Support LC Agreement”) between the Company and Walter. The Support LC Agreement was entered into in connection with the Support Letter of Credit and the bonds similarly posted by Walter in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. The Support LC Agreement also provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter to the Company and will bear interest at a rate equal to LIBOR for one-month plus an applicable margin of 6.00%. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $63.00 million. The Support LC Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transactions with affiliates; sale leaseback transactions; and hedging agreements; (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times; a minimum interest coverage ratio of not less than 1.25x; a maximum portfolio loss ratio of no greater than 1.50x; and a maximum portfolio delinquency rate of no greater than 8.00%; and (c) require that any net cash proceeds received by the Company as a result of a sale of assets or incurrence of debt be applied on the date of receipt of such proceeds to prepay any obligations outstanding under the Support LC Agreement.
     All obligations under the LC Support Agreement shall be due and payable on April 20, 2011.
     The foregoing description of the Support LC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Support LC, which is filed as Exhibit 10.59 to this Report on Form 10-Q.
     The information provided in “Part II, Other Information, Item 5. Other Information,” of this Report on Form 10-Q is incorporated herein by reference.
Equity Awards to Non-Employee Directors and Certain Named Executive Officers.
     On April 20, 2009 the Company issued equity awards to its non-employee directors under the 1999 EIP and the 2009 LTIP. The Company’s nonemployee directors are entitled to automatic grants of stock options to acquire the Company’s common stock under both the 1999 EIP and the 2009 LTIP. The 1999 EIP provides for a one-time grant of an option to acquire 2,000 shares of the Company’s common stock which are fully vested as of the date of grant. The Company also issued to each non-employee director an option to acquire shares of the Company’s common stock having an aggregate value of $20,000, which award vests in three equal installments on the first, second, and third anniversary of the date of grant. In addition, certain executive officers held options and restricted stock units to acquire shares of Walter’s common stock which were terminated by Walter in connection with the Merger. The Company provided each of these officers with a replacement award denominated in shares of the Company’s common stock having the same economic value as the terminated Walter awards and the same vesting schedule as provided under the those Walter awards.
     The foregoing description is qualified in its entirely by the form of the 1999 EIP and 2009 LTIP, which are filed as Exhibits 10.4.2 and 10.65, to this Report on Form 10-Q.
     On April 20, 2009, pursuant to the terms of the Merger Agreement, Mark J. O’Brien, Chief Executive Officer, and Charles E. Cauthen, President and Chief Operating Officer, were awarded 513,909 and 171,234 restricted stock units respectively (collectively, the “Executive RSUs”), the terms of which awards were pursuant to the 2009 LTIP. The number of Executive RSUs granted to each executive is based on a formula specified in the Merger Agreement. Each Executive RSU is fully vested as of the date of the grant and shall be paid out with a single share of common stock of the Company and generally may not be paid out earlier than the third anniversary of the consummation of the transactions contemplated by the Merger Agreement. As a result of the issuance of the Executive RSUs, each executive will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, provided that they will not be entitled to any voting rights otherwise associated with the Executive RSUs.
     The foregoing description is qualified in its entirely by the form of Executive RSU Award Agreement of Mark J. O’Brien, the form of the Executive RSU Award Agreement of Charles E. Cauthen and the 2009 LTIP, which are filed as Exhibits 10.66, 10.67 and 10.65 to this Report on Form 10-Q.
     On April 29, 2009, certain non-employee directors of the Company received a grant of restricted stock pursuant to the 1999 EIP of the Company (collectively, the “Director Awards”). Each Director Award is subject to the restrictions and conditions of the 1999 EIP and the applicable award agreements. Generally, all restrictions on a Director Award will lapse and the Director Award will vest in its entirely one day following the third anniversary of the date of the grant, or immediately upon the occurrence of a change in control (as defined in the 1999 EIP) of the Company. Until the restrictions on the Director Awards lapse, holders of Director Awards will be entitled to receive cash dividends or dividend equivalents and may exercise full voting rights with respect to the Director Awards. Unvested Director Awards are subject to forfeiture upon termination of service (unless due to death or disability, in which case the Director Awards shall vest on a pro rata basis).
     The foregoing description is qualified in its entirety by the form of the 1999 EIP and 2009 LTIP, which are filed as Exhibits 10.4.2 and 10.65, to this Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of the completion of our merger with Walter Investment Management LLC (“Spinco”) following the end of the reporting period. See “Subsequent Events” beginning on page 34 of this Report on Form 10-Q. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The Company
     Hanover Capital Mortgage Holdings, Inc. (effective April 17, 2009, known as Walter Investment Management Corp.) (“We” or “the Company”) conducts its operations as a real estate investment trust, or REIT, for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). At March 31, 2009, we have one primary subsidiary, Hanover Capital Partners 2, Ltd. (“HCP-2”). We are attempting to grow service fee income through HCP-2 by rendering valuations, loan sale advisory, and other related services to private companies and government agencies. We are maintaining our REIT business structure in order to complete the pending merger. We do not have the financial resources to conduct business as in the past nor, until resolution of the pending merger, do we expect to undertake any of our traditional investing activities in mortgage loans and subordinate mortgage-backed securities (“Subordinate MBS”) except to maintain the mortgage loans that collateralize our sponsored collateralized mortgage obligations (“CMO”) and make limited investments in agency mortgage-backed securities (whole pool Fannie Mae and Freddie Mac mortgage-backed securities (“Agency MBS”)). Since August 2008, minimal investments in whole-pool agency securities have been made in order to maintain the Company’s REIT status and its exemption as a regulated investment company under the Investment Company Act of 1940 (“40 Act”). Such agency investments have been facilitated in part by financing from an affiliate of the pending merger partner. After the pending merger, our business will be directed by the new management team which may include some or all of our traditional business activities.
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented turmoil in the mortgage and capital markets during 2007 and 2008, we incurred a significant loss of liquidity over a short period of time. We have experienced significant losses, our Stockholders’ equity is a deficit, interest on $40 million of liabilities due to subsidiary trusts issuing preferred and capital securities has been deferred for over a year and is due and payable subject to exchange agreements with the securities holders entered into as part of the pending merger and, our current operations are not cash flow positive. Additional sources of capital are required for us to generate positive cash flow and continue operations beyond the middle of 2009. These events create substantial doubt about our ability to continue as a going concern. Management believes completion of the pending merger will remove these doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Pending Merger
     As previously disclosed, on February 6, 2009, the Company, Walter Industries, Inc. (“Walter”), Spinco and JWH Holding Company, LLC (“JWHHC”) entered into a Second Amended and Restated Agreement and Plan of Merger (as amended on February 17, 2009, the “Merger Agreement”).
     The Company held its special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in the proxy statement/prospectus. The Company’s stockholders approved all proposals set forth at the special meeting.
     Following these approvals, on April 17, 2009, the Company and the other parties to the Merger Agreement completed the transactions contemplated by the Merger Agreement, which included the spin-off by Walter of Spinco, the payment of a taxable dividend by Spinco to holders of its limited liability company interests, and the subsequent merger of Spinco into the Company. At the closing of the merger, the Company changed its name to Walter Investment Management Corp. Prior to and as a condition to the closing of the merger, the Company also completed the transactions contemplated by (i) the Exchange Agreement, dated September 30, 2008, with Taberna Preferred Funding I, Ltd (“Taberna”), as amended on February 6, 2009 (the “ Taberna Exchange Agreement “), and (ii) the Exchange Agreement, dated September 30, 2008, with Amster Trading Company and Ramat Securities, LTD (the “Amster Parties”), as amended on February 6, 2009 (the “Amster Exchange Agreement” and, together with the Taberna Exchange Agreement, the “Exchange Agreements”).
     The merger will be accounted for as a “reverse acquisition” for accounting purposes and JWHHC will be considered the accounting acquirer. As a result, the fair value of the Company’s common stock issued and outstanding as of April 17, 2009, will be allocated to the underlying assets and liabilities of the Company based on their respective fair market values with any excess going to goodwill. The pre-acquisition financial statements of JWHHC will be treated as the historical financial statements of Walter Investment Management Corp. going forward.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
     Upon the effective date of the Articles of Merger filed with the Maryland State Department of Assessments and Taxation at 7 p.m. on April 17, 2009, the following changes to directors and officers became immediately effective by operation of law and pursuant to the terms of the Merger Agreement:
•	Removal of Directors. Messrs. James F. Stone, John N. Rees and John A. Clymer, each a member of the Audit Committee, and Ms. Irma N. Tavares were removed from the board of directors of the Company.

•	Appointment of Directors. Messrs. Denmar J. Dixon, William J. Meurer, Mark J. O’Brien, Shannon E. Smith and Michael T. Tokarz and Ms. Ellyn L. Brown were appointed to the board of directors of Walter Investment. Mr. O’Brien was appointed chairman of the board.

•	Removal of Officers. Mr. John A. Burchett was removed as President and Chief Executive Officer, Ms. Irma N. Tavares was removed as Chief Operating Officer, Mr. Harold H. McElraft was removed as Chief Financial Officer and Treasurer, Ms. Suzette N. Berrios was removed as Vice President, General Counsel and Secretary and Mr. James C. Strickler was removed as Managing Director.

•	Appointment of Officers. Mr. Mark J. O’Brien was appointed Chief Executive Officer, Mr. Charles E. Cauthen was appointed President and Chief Operating Officer and Ms. Kimberly Perez was appointed Vice President and Chief Financial Officer and Treasurer.
     On April 20, 2009, the board of directors of Walter Investment designated Messrs. Meurer, Smith, Tokarz and Dixon and Ms. Brown as independent directors. The board appointed Messrs. Meurer, Smith and Dixon to the audit committee, designating Mr. Meurer committee chairman, which designation was confirmed at the committee’s first meeting on April 28, 2009. The board also appointed Messrs. Dixon and Smith and Ms. Brown to the compensation committee and designated

Mr. Dixon as the chairman of the committee. Finally, the board appointed Messrs. Tokarz and Dixon and Ms. Brown to the governance committee and designated Mr. Tokarz as chairman.
     On April 20, 2009, the board of Walter Investment removed all prior officers of the company and formally appointed the following officers of Walter Investment (which appointments were in addition to the appointments of Messrs. O’Brien and Cauthen and Ms. Perez as a result of the Merger):

Kimberly Perez	Vice President, Chief Financial Officer and Treasurer
John A. Burchett	Vice President, Advisory Services and President, Hanover Division
Irma N. Tavares	Vice President, Hanover Division
Stuart Boyd	Vice President, General Counsel and Secretary
Joseph Kelly, Jr.	Vice President, Servicing
Del Pulido	Vice President, Human Resources
Ty Witherington	Vice President, Operations
     See “Subsequent Events” beginning on page 34 of this Report on Form 10-Q for a complete description of the merger, the Exchange Agreements, the retirement of the Company’s trust preferred securities, and the consummation of certain transactions contemplated by and the termination of certain agreements according to, the terms of the merger.
Critical Accounting Estimates
     The significant accounting policies used in preparation of our Consolidated Financial Statements are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
     Deferred Income
     The company and JWHHC entered into an agreement for the sale of software owned by the Company for $1 million. The sales price was estimated to be a fair value and the exchange of money and the software between the parties was done in January 2009, pursuant to the agreement. Because of the relationship of the companies as parties in the pending merger and the existence of other facilitating transactions between the parties, recognition of a sale and revenue in the Company’s financial statements for this exchange has been deferred and is shown as deferred income in the Company’s balance sheet. Upon consummation of the pending merger, the Software License Agreement effectively terminated.

Financial Condition
     The schedule below summarizes the changes in our balance sheet from December 31, 2008 to March 31, 2009 (dollars in thousands):

			change
	March 31,	December 31,	increase
	2009	2008	(decrease)
Assets
Cash and cash equivalents	$507	$501	$6
Accrued interest receivable	49	62	(13)
Mortgage Loans
Collateral for CMOs	4,601	4,778	(177)
Mortgage Securities
Trading	3,950	4,656	(706)
Available for sale	—	—	—
Other subordinate security, available for sale	1,601	1,585	16
Equity investments in unconsolidated affiliates	175	175	—
Other assets	1,464	647	817

Liabilities
Note Payable	2,300	2,300	—
Collateralized mortgage obligations	2,778	2,904	(126)
Accounts payable, accrued expenses and other liabilities	1,159	1,191	(32)
Payable to pending merger partner	1,600	—	1,600
Deferred income from sale of software to pending merger partner	1,000	—	1,000
Obligation assumed under guarantee of lease in default by subtenant	727	831	(104)
Deferred interest payable on liability to subsidiary trusts	5,607	4,597	1,010
Liability to subsidiary trusts issuing preferred and capital securities	41,239	41,239	—

Stockholders’ Equity (Deficit)
Total Stockholders’ Equity (deficit)	(44,063)	(40,658)	(3,405)
     Significant changes in our financial position as of March 31, 2009 from December 31, 2008, are primarily due to increases in liabilities due to funds borrowed from an affiliate of our merger partner as well as an increase in the interest payable to holders of subsidiary trust securities. Increases in other assets are due to deferral of the premiums on insurance being amortized over the period of coverage.
     Changes in Mortgage Securities — Trading are due to net sales/purchases of Agency MBS. The Agency MBS classified as trading are held primarily to satisfy certain exemptive provisions of the 40 Act. These securities are highly liquid assets.
     Our book value (deficit) per common share as of March 31, 2009 was $(5.09) compared to $(4.70) as of December 31, 2008. The decrease in book value is primarily attributable to our net loss of $(3.4) million.

Results of Operations
Revenue
Revenue by Portfolio Type
(dollars in thousands)

	Three Months Ended		2008
	March 31,		Favorable
	2009	2008	(Unfavorable)
Mortgage Loans including CMO Collateral
Interest income	$58	$111	$(53)
Interest expense	(49)	(73)	24

Net interest income	9	38	(29)
Other	9	14	(5)

Total	18	52	(34)

Subordinate MBS
Interest income	—	4,542	(4,542)
Interest expense	—	(4,734)	4,734

Net interest income	—	(192)	192
Mark to market	—	(21,167)	21,167

Total	—	(21,359)	21,359

Agency MBS
Interest income	60	287	(227)
Interest expense	(23)	(191)	168

Net interest income	37	96	(59)
Gains (losses) on sales	56	479	(423)
Mark to market	(7)	(318)	311
Freestanding derivatives	—	(98)	98

Total	86	159	(73)

Other
Interest income	92	130	(38)
Interest expense	(1,011)	(929)	(82)

Net interest income	(919)	(799)	(120)
Technology and loan brokering and advisory services	113	225	(112)
Other	—	1,615	(1,615)

Total	(806)	1,041	(1,847)

Total revenues	$(702)	$(20,107)	$19,405

     Both interest income and interest expense for our Mortgage Loan portfolio for the three months ended March 31, 2009 decreased compared to the same period of 2008 due to decreases in the level of collateral for CMOs as a result of principal payment and payoffs on the mortgage loans.
     Our Subordinate MBS portfolio was surrendered to the holder of the financing for the portfolio in August 2008 in accordance with terms of the borrowings. We have not invested in Subordinate MBS since that time and we are financially unable to do so as of March 31, 2009.
     Traditionally, our Agency MBS portfolio classified as trading is financed with repurchase agreements and is hedged through forward sales of similar securities. The size of the portfolio is much smaller because our needs for such investments in order to maintain certain exemptions under the 40 Act are less. A portion of the portfolio is financed with a facility provided by JWHHC. None of the portfolio is hedged because, given the small size of the portfolio, hedging would not be cost effective. With only partial financing, interest expense is lower in relation to interest income.
     Other interest income includes interest earned from the other subordinate security and cash. Other interest expense is interest incurred on the subordinated debt issued to our subsidiary trusts, HST-I and HST-II.

     Other income (expense) for the three months ended March 31, 2009 decreased compared to the same period in 2008 due to the reversal in the three months ended March 31, 2008, of a $1.6 million reserve for the estimated cost of closing a contemplated warehouse facility as the contingency for that expense was removed by the sponsor of the facility.
     Loan sale advisory and technology revenue decreased due to the suspension of the loan sale advisory activities in May 2006, the termination of technology services by several of our clients in 2006 and early 2007, and the cessation of our marketing activities for our technology solutions in 2006. The current income is from residual business.
     Other freestanding derivatives represent the mark to market of our interest rate caps used to hedge the financing costs of our portfolio. The current interest rates have been substantially at or below the strike rate of the interest rate caps and our interest rates caps were all allowed to expire as of March 31, 2009.
Operating Expenses
The following table details operating expenses for the Company on a consolidated basis (dollars in thousands):

	Three months Ended March 31,
			Increase
	2009	2008	(Decrease)
Personnel	$945	$1,108	$(163)
Legal and professional	619	364	255
General and administrative	795	201	594
Depreciation and amortization	13	154	(141)
Occupancy	56	78	(22)
Technology	11	125	(114)
Financing	—	896	(896)
Other	304	343	(39)

Total expenses	$2,743	$3,269	$(526)

     Operating expenses for the three months ended March 31, 2009, decreased $0.5 million from the same period in 2008. The major changes within operating expenses were in financing, legal and professional, general and administrative expense:
•	Personnel costs have declined primarily due to decreases in staffing levels.

•	Legal and professional fees increased due to higher legal fees associated with our pending merger.

•	General and administrative expenses increased due to a payment made to a holder of our trust preferred securities in the amount of $600,000 in connection with signing an amendment to the holder’s exchange agreement.

•	Technology costs decreased due to the overall decrease in technology related activities.

•	Financing costs decreased in 2009 compared to the same period in 2008 due to the write-off of deferred financing costs upon the termination of the Company’s borrowing facilities in the first quarter of 2008. No similar costs were incurred in 2009.

•	Other expenses decreased due to decreases in insurance premiums paid in 2009 compared to the same period in 2008.
Additional Analysis of REIT Investment Portfolio
     Investment Portfolio Assets and Related Liabilities
     The following table reflects the average balances for each major category of our investment portfolio as well as associated liabilities with the corresponding effective yields and rates of interest (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate
Investment portfolio assets:
Held for sale	$—	—	$—	—
Collateral for CMO	4,779	4.84%	6,120	7.25%
Agency MBS	4,395	5.48%	19,860	5.78%
Subordinate MBS	—	0.00%	82,592	22.00%
Other subordinate security	1,601	23.00%	1,482	25.10%

	10,775	7.80%	110,054	18.29%

Investment portfolio liabilities:
CMO borrowing	2,826	6.92%	3,846	6.86%
Repurchase agreements on:
Collateral for CMO	—	0.00%	490	5.71%
Agency MBS	2,300	4.00%	17,780	4.30%
Subordinate MBS	—	0.00%	84,931	22.30%

	5,126	5.60%	107,047	18.68%

Net investment portfolio assets	$5,649		$3,007

Net interest spread		2.20%		(0.39)%

Yield on net portfolio assets (1) (2)		9.77%		4.66%

(1)	Yield on net portfolio assets is computed by dividing the applicable net interest income by the average daily balance of net portfolio assets.

(2)	The yields on net portfolio assets do not include the hedging cost on the Agency MBS portfolio. There are no hedging costs in 2009.
     The yield on net portfolio assets increased for the three months ended March 31, 2009, compared to the same period in 2008. This increase in yield is the result of the lower borrowing costs and the loss of the Subordinate MBS portfolio in August of 2008 that was substantially underwater in that financing costs exceeded income from the portfolio.
     Average net investment portfolio assets increased for the three months ended March 31, 2009 compared to the same period in 2008. This increase is due to the surrender of our Subordinate MBS portfolio in August 2008, and the significant reduction in the size of our Agency portfolio combined with the significant reduction in the amount of financing.

     Mortgage Loans
     The following table provides details of the net interest income generated on our Mortgage Loan portfolio (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Average asset balance	$4,779	$6,120
Average balance — CMO borrowing balance	2,826	3,846
Average balance — Repurchase Agreements	—	490

Net investment	1,953	1,784
Average leverage ratio	59.13%	70.85%
Effective interest income rate	4.84%	7.25%
Effective interest expense rate — CMO borrowing	6.92%	6.86%
Effective interest expense rate — Repurchase Agreements	0.00%	5.71%

Net interest spread	(2.08)%	0.52%
Interest income	$58	$111
Interest expense — CMO borrowing	49	66
Interest expense — Repurchase Agreements	—	7

Net interest income	$9	$38

Yield	1.84%	8.52%

     Our Mortgage Loan portfolio net interest income for the three months ended March 31, 2009 decreased compared to the comparable period in 2008 because of increased payoffs of mortgage loans and overall lower effective interest rates earned on the underlying mortgages.
     Subordinate MBS
     The following table provides details of the net interest income generated on our Subordinate MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Average asset balance	$—	$82,592
Average balance — Repurchase Agreements	—	84,931

Net investment	—	(2,339)
Average leverage ratio	—	102.83%
Effective interest income rate	—	22.00%
Effective interest expense rate — Repurchase Agreements	—	22.30%

Net interest spread	—	(0.30)%
Interest income	$—	$4,542
Interest expense — Repurchase Agreements	—	4,734

Net interest income	$—	$(192)

Yield	N/A	N/M *

*	— Amount is excluded as it is not meaningful as the net yield is negative.
     The Subordinate MBS portfolio was surrendered in lieu of payment of the portfolio financing in August 2008 as allowed under the terms of the financing agreement. We have not invested in Subordinate MBS since that time and we are financially unable to do so as of March 31, 2009.

     Agency MBS
     The following table provides details of the net interest income generated on the Agency MBS portfolio (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Average asset balance	$4,395	$19,860
Average balance — Repurchase Agreements	2,300	17,780

Net investment	2,095	2,080
Average leverage ratio	52.33%	89.53%
Effective interest income rate	5.48%	5.78%
Effective interest expense rate — Repurchase Agreements	4.00%	4.30%

Net interest spread	1.48%	1.48%
Interest income	$60	$287
Interest expense — Repurchase Agreements	23	191

Net interest income	$37	$96

Yield	7.06%	18.46%

     The Agency MBS portfolio’s net interest income decreased for the three months ended March 31, 2009, from the same period in 2008 primarily due to the reduction in the size of this portfolio.
     Traditionally, we attempt to fully economically hedge our Agency MBS portfolio to potentially offset any gains or losses in our portfolio with losses or gains from our forward sales of like-kind Agency MBS. Due to the small size of the Agency portfolio hedging has not been considered cost effective for the three months ended March 31, 2009.
     The table below reflects the net total financial impact of our Agency MBS portfolio for the three months ended March 31, 2009 (dollars in thousands):

Three months
ended
March 31, 2009
Net interest income	$37
Loss on mark to market of Agency MBS	(7)
Gains on sale of Agency MBS	56

Total	$86

Dividends
     We operate as a REIT and are required to pay dividends equal to at least 90% of our REIT taxable income. Through March 31, 2009, our intention was to pay quarterly dividends and other distributions to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant. Future dividend policy is at the discretion of the new Board of Directors.
Taxable Income
     Taxable income (loss) for the three months ended March 31, 2009, is approximately $(3.4) million. Taxable income (loss) differs from net income because of timing differences (refers to the period in which elements of net income can be included in taxable income) and permanent differences (refers to an element of net income that must be included or excluded from taxable income). The following table reconciles net income to estimated taxable income (loss) for the three months ended March 31, 2009 (dollars in thousands):

Net income (loss)	$(3,415)
Add (deduct) differences:
Valuation adjustments, including mark to market adjustments, net	(7)
Reduction in loan loss reserve — CMO, net	(9)
Net loss in subsidiaries not consolidated for tax purposes	53
Other	(44)

Estimated taxable income (loss)	$(3,422)

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
     As a condition for our pending merger and pursuant to the merger agreement, the Company agreed to use its reasonable best efforts to execute an IRS Form 906, Closing Agreement on Final Determination Covering Specific Tax Matters, that resolves certain REIT qualification issues raised in a submission we made to the IRS on August 25, 2008, or to obtain from the IRS a formal, binding determination other than the IRS Closing Agreement to the effect that the assets which are the subject of that submission, were, for purposes of Section 856(c) of the Code, “cash items” and therefore that the investment by us in such assets will not cause us to fail to qualify as a REIT for any taxable year, or otherwise to the effect that we have qualified as a REIT for all taxable years. The IRS Closing Agreement was finalized and signed on March 20, 2009.
Liquidity and Capital Resources
     Historically, our primary non-discretionary cash uses were our operating costs, interest payments on our repurchase agreements, pay-down of CMO debt, dividend payments and interest payments on our outstanding junior subordinated notes. For the three months ended March 31, 2008, our primary non-discretionary cash uses were for our operating costs.
     Cash and liquid assets
     Our cash and liquid assets (Agency MBS) decreased by $0.7 million as of March 31, 2009 from December 31, 2008, due primarily to funding our on-going operations which has had a negative cash flow since September 2007. We have no current commitments for any material capital expenditures. We have primarily invested our available capital in our investment portfolio of Agency MBS but, currently we are preserving cash while we continue to move forward with our pending merger.
     Borrowings
     On September 26, 2008, we entered into a loan and security agreement with an affiliate of our merger partner (the “Loan and Security Agreement”). The Loan and Security Agreement was amended on February 6, 2009, to accommodate changes and amendments to the merger agreement. The Loan and Security Agreement enabled us to borrow up to $5 million to purchase qualified assets. The securities purchased pursuant to the agreement are held in a collateral account securing the Company’s obligation. The amended Loan and Security Agreement provides the Company with a $4 million line of credit and continues to allow us to acquire Agency MBS for maintenance of our compliance with certain exemptions under the Investment Company Act of 1940 (the “40 Act”).
     In order to ensure that we would have access to sufficient capital to fulfill our obligations to pay the cash consideration to the Amster Parties and Taberna upon the closing of the exchange transactions, an affiliate of our pending merger partner agreed to make available a line of credit of up to $2.75 million in the aggregate. On February 6, 2009, we borrowed $600,000 under this line of credit to make the payment to Taberna in connection with the execution and delivery of the amendment to the Taberna Exchange Agreement.
     Further, in order to ensure that we would have access to sufficient capital to fulfill our obligations to maintain directors and officers liability insurance through the effective time of the merger, an affiliate of our pending merger partner agreed to make available a line of credit of up to $1 million in the aggregate for that purpose.

Off-Balance Sheet Arrangements
     As of March 31, 2009, we retained the credit risk on $1.98 million of mortgage securities that we sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
Subsequent Events — Closing of Merger and Related Transactions
Special Meeting of Stockholders
     The Company held its special meeting of stockholders on April 15, 2009 to approve the merger and certain other transactions described in its proxy statement/prospectus, dated February 17, 2009.
     On April 15, 2009 the following matters were voted on and approved by the stockholders:
1)	approval of the merger agreement, the merger and the other transactions contemplated by the merger agreement;

2)	approval of the following amendments in connection with the amendment and restatement of the Company’s charter to:
a)	reduce the stockholder vote required to amend certain provisions relating to restrictions on transfer and ownership of stock;

b)	permit the Board of Directors to terminate the Company’s REIT status without stockholder approval;

c)	eliminate the stockholders’ power to amend the bylaws;

d)	modify provisions relating to stockholder action by written or electronic consent;

e)	eliminate excess stock;

f)	eliminate appraisal rights of the Company’s stockholders except under certain limited circumstances;

g)	modify the restrictions on transfer and ownership of the Company’s stock; and

h)	make certain other amendments to the Company’s charter;
3)	approval of the issuance of the Company’s stock to the Amster Parties pursuant to the Amster Exchange Agreement;

4)	approval of the share increase under the Company’s 1999 Equity Incentive Plan; and

5)	approval of the 2009 Long- Term Equity Incentive Plan.
The Merger
     On April 17, 2009, the Company completed the merger with Spinco pursuant to the terms of the Merger Agreement. As a result of the merger, every 50 shares of Company common stock outstanding immediately prior to the effective time of the merger, including the shares of Company common stock issued pursuant to the Amster Exchange Agreement, were combined into one share of common stock of the Company (the “Share Combination”). At the completion of the merger, Walter stockholders as of the record date for Walter’s dividend of limited liability interests in Spinco, together with Spinco option holders, owned collectively 98.5% (3.33% in the form of restricted stock units of the Company owned by former Spinco option holders Mark O’Brien and Charles Cauthen, and the remaining 95.17% by Walter stockholders as of such date), and former Company stockholders (including the Amster Parties) collectively owned 1.5% (with the Amster Parties owning approximately 0.66% and the other former Company stockholders owning approximately 0.84%), of the shares of common stock of the Company. The holders of limited liability company interests of Spinco immediately prior to the merger were issued a total of 19,562,913 shares of the Company’s common stock in exchange for their limited liability company interests. Based on the closing price of $7.00 (after giving effect to the Share Combination) per share of the Company’s common stock on the NYSE Amex Exchange on April 17, 2009, the aggregate value of consideration paid to the Spinco interest holders was approximately $136,940,391. Immediately prior to the merger, and following the spin-off of Spinco by Walter in order to comply with certain Internal Revenue Service requirements pertaining to the maintenance of the Company’s status as a real estate investment trust, Spinco paid a taxable dividend of cash and Spinco interests having an aggregate value of $80,000,000 to holders of limited liability company interests of Spinco immediately following the spin-off. After giving effect to the transactions on April 17, 2009, there were 19,871,215 shares of the Company’s common stock issued and outstanding. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.
     The foregoing description of the Merger Agreement, the merger and the transactions contemplated under the Merger Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Merger Agreement and the amendment to the Merger Agreement, which are filed as Exhibits 2.1 and 2.2 to this Report on Form 10-Q.

The Exchange Agreements
     On April 17, 2009, prior to the effective time of the merger, the Company acquired and subsequently retired all of the outstanding trust preferred securities of HST-I, and HST-II. Prior to the consummation of the Exchange Agreements, Taberna and the Amster Parties held all of the outstanding preferred securities of HST-I and HST-II, respectively.
     As consideration for all of the outstanding trust preferred securities of HST-I in an aggregate amount of $20 million, the Company paid Taberna $2.25 million in cash in the aggregate. The Company paid $250,000 of the purchase price to Taberna on September 30, 2008, in connection with signing the original Taberna Exchange Agreement, and paid an additional $600,000 of the purchase price to Taberna upon the signing of the amendment to the Taberna Exchange Agreement on February 6, 2009. The remaining $1.4 million of the purchase price under the Taberna Exchange Agreement was paid on April 17, 2009, in connection with the closing of the Exchange Agreements. Under the Taberna Exchange Agreement, as amended, Taberna was also reimbursed by the Company for its counsel fees up to $15,000 in the aggregate.
     Under the Amster Exchange Agreement, on April 17, 2009, the Amster Parties exchanged all of their trust preferred securities in HST-II for a cash payment from the Company of $750,000 and 6,762,793 shares of the Company common stock, which was paid prior to the consummation of the merger. Based on the closing price of $0.14 per share of the Company’s common stock on the NYSE Amex on April 17, 2009, the aggregate value of the consideration paid to Amster was approximately $1,696,791. As a result of the issuance of Company common stock pursuant to the Amster Exchange Agreement, immediately prior to the effective time of the merger, the Amster Parties collectively owned approximately 43.9% of shares of Company common stock outstanding. On April 15, 2009, the Company received the required approval of its stockholders for the issuance of shares of Company common stock in the Amster Exchange Agreement. In addition, amendments to the Company’s charter approved by the Company’s stockholders at a special meeting on April 15, 2009, and described in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2009, eliminated certain ownership restrictions contained in the Company’s charter in respect of the exchange transaction with the Amster Parties for the brief period following the filing of such amendments on April 17, 2009, and ending at the effective time of the merger, which occurred later that day.
New York Stock Exchange AMEX Notice
     On April 8, 2008, the Company received notice from the staff of the NYSE Amex LLC (formerly, the American Stock Exchange) hereinafter the “Exchange,” advising the Company that it was not in compliance with certain of the Exchange’s continued listing standards. Based on available information including the Company’s plan to regain compliance (the “Plan”), as well as conversations between Exchange staff and representatives of the Company, the Exchange approved the Company’s Plan and ultimately granted the Company’s request to extend the time periods within which the Company would be required to regain compliance with such standards, until June 30, 2009.
     The Exchange approved the additional listing application submitted by the Company and Spinco to list the shares being issued in connection with the merger. On April 20, 2009, in connection with the consummation of the merger, the common stock of the Company began trading on the Exchange under the symbol “WAC.”
Termination of HST-I Trust and Indenture
     Following the acquisition of the trust preferred securities of HST-I pursuant to the Taberna Exchange Agreement, the Company entered into a Joint Direction and Release, dated as of April 17, 2009 (the “HST-I Joint Direction”), with HST-I and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as trustee (the “HST-I Trustee”), pursuant to which the Company and HST-I instructed the HST-I Trustee to cancel (i) all of the outstanding preferred securities of HST-I in an aggregate amount of $20,000,000 and (ii) all of the outstanding common securities of HST-I in an aggregate amount of $619,000, in each case issued under that certain Amended and Restated Trust Agreement, dated as of March 15, 2005 (the “HST-I Trust Agreement”) among the Company, Chase Bank USA, National Association (as Delaware trustee), certain administrative trustees and JPMorgan Chase Bank, National Association, as property trustee. In addition, the Company and HST-I instructed the HST-I Trustee to cancel all of the Company’s Junior Subordinated Notes due 2035 in an aggregate amount of $20,619,000 (the “HST-I Debt Securities”) issued by the Company to HST-I pursuant to a Junior Subordinated Indenture, dated as of March 15, 2005 (the “HST-I Indenture”) between the Company and the HST-I Trustee. Upon delivery of the HST-I Joint Direction, the Company, the HST-I Trustee and HST-I executed a Discharge Agreement, dated April 17, 2009 (the “HST-I Discharge Agreement”), pursuant to which the HST-I Indenture and the HST-I Debt Securities were satisfied, discharged and cancelled and each of the Company and the HST-I Trustee were released from their obligations under the HST-I Indenture. The HST-I Trust Agreement was subsequently cancelled and HST-I was terminated pursuant to the filing of a certificate of cancellation with the State of Delaware.
Termination of HST-II Trust and Indenture
     Following the acquisition of the trust preferred securities of HST-II pursuant to the Amster Exchange Agreement, the Company entered into a Joint Direction and Release, dated as of April 17, 2009 (the “HST-II Joint Direction”), with HST-II and Wilmington Trust Company, as trustee (the “HST-II Trustee”), pursuant to which the Company and HST-II instructed the HST-II Trustee to cancel (i) all of the outstanding preferred securities of HST-II in an aggregate amount of $20,000,000 and (ii) all of the outstanding common securities of HST-II in an aggregate amount of $620,000, in each case issued under that certain Amended and Restated Declaration of Trust, dated as of November 4, 2005 (the “HST-II Trust Agreement”), among the Company, the HST-II Trustee (in its capacities as HST-II Trustee and as Delaware trustee) and certain administrative trustees. In addition, the Company and HST-II instructed the HST-II Trustee to cancel all of the Company’s Junior Subordinated Debt Securities due 2035 in an aggregate amount of $20,620,000 (the “HST-II Debt Securities”) issued by the Company to HST-II pursuant to an Indenture, dated as of November 4, 2005 (the “HST-II Indenture”), between the Company and the HST-II Trustee. Upon delivery of the HST-II Joint Direction, the Company, the HST-II Trustee and HST-II executed a Discharge Agreement, dated April 17, 2009 (the “HST-II Discharge Agreement”), pursuant to which the HST-II Indenture and the HST-II Debt Securities were satisfied, discharged and cancelled and each of the Company and the HST-II Trustee were released from their obligations under the HST-II Indenture. The HST-II Trust Agreement was subsequently cancelled and HST-II was terminated pursuant to the filing of a certificate of cancellation with the State of Delaware.
     The foregoing descriptions of the HST-I Joint Direction, the HST-II Joint Direction, the HST-I Trust Agreement, the HST-II Trust Agreement, the HST-I Indenture, the HST-II Indenture, the HST-I Discharge Agreement, and the HST-II Discharge Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of such agreements, which are filed as Exhibits 4.2, 4.3, 4.6, 4.7, 4.8, 4.9, 4.13 and 4.14 to this Report on Form 10-Q.
Amended and Restated Loan and Security Agreement
     As previously reported, on February 6, 2009, the Company and JWHHC entered into an Amended and Restated Loan Agreement (the “Loan Agreement”), pursuant to which the Company and JWHHC amended and restated the loan and security agreement, dated September 26, 2008. The loans made under the Loan Agreement were secured by a collateral account maintained pursuant to a related Securities Account Control Agreement (the “Account Control Agreement”), entered into on September 25, 2008, by the Company, JWHHC and Regions Bank N.A., as Securities Intermediary, into which all of the assets purchased by the Company with the proceeds of the loans were deposited. On April 17, 2009, JWHHC assigned all of its rights and obligations under the Account Control Agreement to Spinco pursuant to a purchase and sale agreement between JWHHC and Walter, dated April 17, 2009, and a contribution agreement between Walter and Spinco dated April 17, 2009. Upon consummation of the merger, Spinco, the creditor under the Loan Agreement, merged into the Company, the debtor under the Loan Agreement, resulting in the automatic termination of the Loan Agreement by operation of law. The Account Control Agreement also terminated at the effective time of the merger as a result of the termination of the Loan Agreement.
     Under the Loan Agreement, in addition to unsecured lines of credit used to fund the Company’s obligations under the Exchange Agreements and secure directors’ and officers’ liability insurance prior to the merger, the Company also had access to a revolving line of credit not to exceed $4 million in the aggregate, to maintain its REIT status and not become an “investment company” under the 40 Act. The maturity of the loans was the earliest to occur of (i) June 26, 2009, (ii) the date on which Spinco demanded repayment and (iii) the Company’s bankruptcy or liquidation.
     The foregoing descriptions of the Loan Agreement and the Account Control Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Account Control Agreement, which are respectively filed as Exhibit 10.44 and Exhibit 10.45 to this Report on Form 10-Q.

Software License Assignment
     On April 17, 2009, the Company entered into an Assignment of Software License Agreement with JWHHC and Spinco (the “Software License Assignment”), pursuant to which JWHHC assigned, and Spinco assumed (and the Company obtained, as successor to Spinco), all of JWHHC’s rights and obligations under the Software License Agreement dated September 29, 2008 (“Software License Agreement”) between the Company and JWHHC. Pursuant to the terms of the Software License Assignment, the Company granted Spinco a perpetual, non-exclusive and non-transferable (except to affiliates or in a merger, change of control or asset sale) license to use, exploit and to modify certain described software, systems and related items primarily related to asset portfolio management and analysis. Upon consummation of the merger, the Software License Agreement effectively terminated.
     The foregoing descriptions of the Software License Agreement and the Software License Assignment do not purport to be complete and are qualified in their entirety by the terms and conditions of the Software License Agreement and the Software License Assignment, which are filed as Exhibits 10.48.1 and 10.48.2, to this Report on Form 10-Q.
Syndicated Credit Agreement
     On April 20, 2009, the Company entered into a syndicated credit agreement (the “Syndicated Credit Agreement”) among Walter, the lenders from time to time parties thereto, Regions Bank, as syndication and SunTrust Bank, as administrative agent. The Syndicated Credit Agreement establishes an unsecured guaranteed $15.00 million revolving facility, with a $10.00 million letter of credit sub-facility and a $5.00 million swingline sub-facility. The Syndicated Credit Agreement is guaranteed by the subsidiaries of the Company other than Walter Investment Reinsurance, Co., Ltd., Mid-State Capital, LLC and Hanover SPC-A, Inc. In addition, Walter posted a letter of credit (the “Support Letter of Credit”) in an amount equal to $15.675 million in support of the Company’s obligations under the Syndicated Credit Agreement. The loans under the Syndicated Credit Agreement shall be used for general corporate purposes of the Company and its subsidiaries. The Syndicated Credit Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transaction with affiliates; sale leaseback transactions; and hedging agreements and (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times; a minimum interest coverage ratio of not less than 1.25x; a maximum portfolio loss ratio of no greater than 1.50x; and a maximum portfolio delinquency rate of no greater than 8.00%. The Syndicated Credit Agreement contains certain customary events of default for unsecured guaranteed financings (including certain events with respect to the Support Letter of Credit, such as termination), the occurrence of which would allow the lenders to accelerate the outstanding loans.
     All loans made under the Syndicated Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00% or at base rate, which is defined as the highest of the prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month period plus 1.00%, plus 3.00%, in each case, subject to adjustments based on the credit ratings of the bank issuing the Support Letter of Credit. A commitment fee of 0.50% is payable on the daily amount of the unused commitments.
     All loans under the Syndicated Credit Agreement shall be available until the termination date, which is April 20, 2011, at which point all obligations under the Syndicated Credit Agreement shall be due and payable.
     The foregoing description of the Syndicated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Syndicated Credit Agreement, which is filed as Exhibit 10.56 to this Report on Form 10-Q.
     In the ordinary course of their respective businesses, certain of the lenders and their respective affiliates have engaged, and may in the future engage, in commercial banking and/or investment banking transactions with the Company and its affiliates for which they have in the past received, and may in the future receive, customary fees.
Revolving Credit Agreement and Security Agreement
     On April 20, 2009, the Company entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among the Company, certain of its subsidiaries and Walter, as lender. The Revolving Credit Agreement establishes a guaranteed $10.00 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.00 million. The Credit Agreement also is guaranteed by the subsidiaries of the Company that guarantee the Credit Agreement. The Revolving Credit Agreement is available only after a major hurricane has occurred with projected losses greater than the $2.50 million self-insured retention (the “Revolving Credit Agreement Effective Date”). The Revolving Credit Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transactions with affiliates; sale leaseback transactions; and hedging agreements; (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.00 million at all times and (c) require that any net cash proceeds received by the Company pursuant to that certain reinsurance policy be applied within two business days of such receipt to repay any outstanding obligations under the Revolving Credit Agreement.
     All loans made under the Revolving Credit Agreement will bear interest at a rate equal to LIBOR for one-month or three-months, at the Company’s option, plus 4.00%. A commitment fee of 0.50% is payable on the daily amount of the unused commitments after the Revolving Credit Agreement Effective Date. In addition, on the Revolving Credit Agreement Effective Date, the Company will pay Walter a funding fee in an amount equal to $25,000.
     All loans under the Revolving Credit Agreement shall be available from the Effective Date until the termination date, which is April 20, 2011, at which point all obligations under the Revolving Credit Agreement shall be due and payable.
     The foregoing description of the Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Revolving Credit Agreement, which is filed as Exhibit 10.58 to this Report on Form 10-Q.
Support LC Agreement
     On April 20, 2009, the Company entered into a support letter of credit agreement (the “Support LC Agreement”) between the Company and Walter. The Support LC Agreement was entered into in connection with the Support Letter of Credit and the bonds similarly posted by Walter in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. The Support LC Agreement also provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter to the Company and will bear interest at a rate equal to LIBOR for one-month plus an applicable margin of 6.00%. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $63.00 million. The Support LC Agreement contains covenants that: (a) place limitations on indebtedness; liens; mergers, consolidations, liquidations; investments; dividends; sale of assets; transactions with affiliates; sale leaseback transactions; and hedging agreements; (b) require the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times; a minimum interest coverage ratio of not less than 1.25x; a maximum portfolio loss ratio of no greater than 1.50x; and a maximum portfolio delinquency rate of no greater than 8.00%; and (c) require that any net cash proceeds received by the Company as a result of a sale of assets or incurrence of debt be applied on the date of receipt of such proceeds to prepay any obligations outstanding under the Support LC Agreement.
     All obligations under the LC Support Agreement shall be due and payable on April 20, 2011.
     The foregoing description of the Support LC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Support LC, which is filed as Exhibit 10.59 to this Report on Form 10-Q.
Equity Awards to Non-Employee Directors and Certain Named Executive Officers.
     On April 20, 2009 the Company issued equity awards to its non-employee directors under the 1999 EIP and the 2009 LTIP. The Company’s nonemployee directors are entitled to automatic grants of stock options to acquire the Company’s common stock under both the 1999 EIP and the 2009 LTIP. The 1999 EIP provides for a one-time grant of an option to acquire 2,000 shares of the Company’s common stock which are fully vested as of the date of grant. The Company also issued to each non-employee director an option to acquire shares of the Company’s common stock having an aggregate value of $20,000, which award vests in three equal installments on the first, second, and third anniversary of the date of grant. In addition, certain executive officers held options and restricted stock units to acquire shares of Walter’s common stock which were terminated by Walter in connection with the Merger. The Company provided each of these officers with a replacement award denominated in shares of the Company’s common stock having the same economic value as the terminated Walter awards and the same vesting schedule as provided under the those Walter awards.
     The foregoing description is qualified in its entirely by the form of the 1999 EIP and 2009 LTIP, which are filed as Exhibits 10.4.2 and 10.65, to this Report on Form 10-Q.
     On April 20, 2009, pursuant to the terms of the Merger Agreement, Mark J. O’Brien, Chief Executive Officer, and Charles E. Cauthen, President and Chief Operating Officer, were awarded 513,909 and 171,234 restricted stock units respectively (collectively, the “Executive RSUs”), the terms of which awards were pursuant to the 2009 LTIP. The number of Executive RSUs granted to each executive is based on a formula specified in the Merger Agreement. Each Executive RSU is fully vested as of the date of the grant and shall be paid out with a single share of common stock of the Company and generally may not be paid out earlier than the third anniversary of the consummation of the transactions contemplated by the Merger Agreement. As a result of the issuance of the Executive RSUs, each executive will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, provided that they will not be entitled to any voting rights otherwise associated with the Executive RSUs.
     The foregoing description is qualified in its entirely by the form of Executive RSU Award Agreement of Mark J. O’Brien, the form of the Executive RSU Award Agreement of Charles E. Cauthen and the 2009 LTIP, which are filed as Exhibits 10.66, 10.67 and 10.65 to this Report on Form 10-Q.
     On April 29, 2009, certain non-employee directors of the Company received a grant of restricted stock pursuant to the 1999 EIP of the Company (collectively, the “Director Awards”). Each Director Award is subject to the restrictions and conditions of the 1999 EIP and the applicable award agreements. Generally, all restrictions on a Director Award will lapse and the Director Award will vest in its entirely one day following the third anniversary of the date of the grant, or immediately upon the occurrence of a change in control (as defined in the 1999 EIP) of the Company. Until the restrictions on the Director Awards lapse, holders of Director Awards will be entitled to receive cash dividends or dividend equivalents and may exercise full voting rights with respect to the Director Awards. Unvested Director Awards are subject to forfeiture upon termination of service (unless due to death or disability, in which case the Director Awards shall vest on a pro rata basis).
     The foregoing description is qualified in its entirety by the form of the 1999 EIP and 2009 LTIP, which are filed as Exhibits 10.4.2 and 10.65, to this Report on Form 10-Q.
     The information provided in “Part II, Other Information, Item 5. Other Information,” of this Report on Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Not applicable.
Item 4. Controls and Procedures
     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our current and former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our current and former Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     There have been no material changes from risk factors as previously disclosed in our Form 10-K, as filed with the SEC on March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Special Meeting of Stockholders on April 15, 2009. 8,654,562 shares of our common stock were outstanding as of the record date of February 17, 2009 and entitled to vote at the special meeting, and 5,557,386 shares were represented at the special meeting in person or by proxy. The following matters were voted upon at the special meeting.

					Broker
		Votes For	Votes Against	Abstentions	Non-Votes
Proposal 1	Approval of the Merger Agreement, the Merger and the Other Transactions Contemplated by the Merger	4,996,112	482,401	78,874	0
Proposal 2(a)	Approval of an Amendment to the Company’s Charter to Reduce the Stockholder Vote Required to Amend Certain Provisions Relating to Restrictions on Transfer and Ownership of Stock	4,662,870	805,762	88,754	0
Proposal 2(b)	Approval of an Amendment to the Company’s Charter to Permit the Board of Directors to Terminate the Company’s REIT Status Without Stockholder Approval	4,650,132	813,808	93,446	0
Proposal 2(c)	Approval of an Amendment to the Company’s Charter to Eliminate the Stockholders’ Power to Amend the Bylaws	4,571,327	905,941	80,119	0
Proposal 2(d)	Approval of an Amendment to the Company’s Charter to Modify Provisions Relating to Stockholder Action by Written or Electronic Consent	4,702,660	721,093	133,633	0
Proposal 2(e)	Approval of an Amendment to the Company’s Charter to Eliminate Excess Stock	4,905,093	561,074	91,220	0
Proposal 2(f)	Approval of an Amendment to the Company’s Charter to Eliminate Appraisal Rights of the Company’s Stockholders Except Under Certain Limited Circumstances	4,634,166	813,577	109,645	0
Proposal 2(g)	Approval of an Amendment to the Company’s Charter to Modify the Restrictions on Transfer and Ownership of the Company’s Stock	4,756,024	691,253	110,110	0
Proposal 2(h)	Approval of an Amendment to the Company’s Charter to Make Certain Other Amendments to the Company’s Charter	4,700,638	728,740	128,009	0
Proposal 3	Approval of the Issuance of the Company’s Stock to the Amster Parties Pursuant to the Amster Exchange Agreement	4,888,896	562,206	106,285	0
Proposal 4	Approval of the Share Increase under the Company’s 1999 Equity Incentive Plan	4,681,816	762,033	113,538	0
Proposal 5	Approval of the 2009 Long- Term Equity Incentive Plan	3,758,609	1,657,115	141,662	0

Item 5. Other Information
     The following Reports of the Company are incorporated herein by reference:
1.	Report on Form 8-K, filed April 21, 2009 (Items 3.03; 5.03; and 9.01); and

2.	Report on Form 8-K, filed April 23, 2009 (Items 1.01; 1.02; 2.01; 3.03; 4.01; 5.02; 5.03; 8.01; and 9.01), as amended by the Report on Form 8-K/A, filed May 1, 2009 (Items 4.01 and 9.01).;
Item 6. Exhibits
     The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.
By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009

By:	/s/ Kimberly Perez
Kimberly Perez
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2009

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(38)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(38)	By-Laws of Registrant, effective April 17, 2009.

4.1	(44)	Specimen Common Stock Certificate of Registrant

4.2	(5)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3	(5)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4	(5)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5	(5)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6	(39)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust I, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.

4.7	(39)	Discharge Agreement, by and among Registrant, Hanover Statutory Trust I, The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.

4.8	(6)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.9	(6)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.10	(6)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.11	(6)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

4.12.1	(7)	Stockholder Protection Rights Agreement dated as of April 11, 2000 between Registrant and State Street Bank & Trust Company, as Rights Agent

4.12.2	(8)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

4.12.3	(8)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 between Registrant and EquiServe Trust Company, N.A.

4.12.4	(13)	Third Amendment to Stockholder Protection Rights Agreement, entered into as of September 30, 2008, between Registrant and EquiServe Trust Company, N.A.

4.12.5	(9)	Fourth Amendment to Stockholder Protection Rights Agreement, entered into as of February 6, 2009, between Registrant and EquiServe Trust Company, N.A.

4.13	(39)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust II, and Wilmington Trust Company, as trustee, dated April 17, 2009.

4.14	(39)	Discharge Agreement, by and among Registrant., Hanover Statutory Trust II, Wilmington Trust Company, as trustee, dated April 17, 2009.

Exhibit No	Notes	Description
10.4.1	(4)	1997 Executive and Non-Employee Director Stock Option Plan

10.4.2	(10)	1999 Equity Incentive Plan

10.5.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and John A. Burchett

10.5.2	(11)	Stock Purchase Agreement as of March 31, 2003 between John A. Burchett and Registrant

10.5.3	(12)	Amended and Restated Employment Agreement of John A. Burchett, effective as of July 1, 2007

10.5.4	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and John A. Burchett.

10.5.5	(9)	Amendment to the Second Amended and Restated Employment Agreement, entered into as of February 12, 2009 between Registrant and John A. Burchett

10.6.1	(8)	Stock Option Agreement effective as of July 1, 2002 between Registrant and Irma N. Tavares

10.6.2	(12)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007

10.6.3	(13)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and Irma N. Tavares.

10.6.4	(9)	Amendment to the Second Amended and Restated Employment Agreement, entered into February 12, 2009 between Registrant and Irma N. Tavares

10.10.1	(17)	Employment Agreement dated as of April 14, 2005 between Registrant and Harold F. McElraft

10.10.2	(12)	Retention Agreement of Harold F. McElraft dated as of November 27, 2007

10.10.3	(18)	Amended and Restated Retention Agreement of Harold F. McElraft dated December 10, 2007

10.10.4	(13)	Second Amended and Restated Retention Agreement of Harold F. McElraft dated as of September 30, 2008

10.11.1	(12)	Retention Agreement of James C. Strickler dated as of November 27, 2007

10.11.2	(18)	Amended and Restated Retention Agreement of James C. Strickler dated December 10, 2007

10.11.3	(13)	Second Amended and Restated Retention Agreement of James C. Strickler dated as of September 30, 2008

10.12.1	(12)	Retention Agreement of Suzette N. Berrios dated as of November 27, 2007

10.12.2	(18)	Amended and Restated Retention Agreement of Suzette N. Berrios dated December 10, 2007

10.12.3	(13)	Second Amended and Restated Retention Agreement of Suzette N. Berrios dated as of September 30, 2008.

10.13.1	(4)	Office Lease Agreement, dated as of March 1, 1994, between Metroplex Associates and Registrant, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997

10.13.2	(16)	Second Modification and Extension of Lease Agreement dated April 22, 2002 between Metroplex Associates and Registrant

10.13.3	(16)	Third Modification of Lease Agreement dated May 8, 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.4	(16)	Fourth Modification of Lease Agreement dated November 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation

10.13.5	(19)	Fifth Modification of Lease Agreement dated October 9, 2003 between Metroplex Associates and Hanover Capital Partners Ltd.

10.13.6	(20)	Sixth Modification of Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.

10.13.7	(6)	Seventh Modification of Lease Agreement dated December 16, 2005 between Metroplex Associates and Hanover Capital Partners 2, Ltd.

Exhibit No	Notes	Description
10.17	(11)	Office Lease Agreement, dated as of July 10, 2002, between 233 Broadway Owners, LLC and Registrant

10.18	(20)	Office Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.

10.23.1	(23)	Amended and Restated Master Loan and Security Agreement among Greenwich Capital Financial Products, Inc., Registrant and Hanover Capital Partners Ltd. dated March 27, 2000

10.23.2	(16)	Amendment Number Six dated as of March 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.3	(11)	Amendment Number Seven dated as of April 27, 2003 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.4	(19)	Amendment Number Eight dated as of April 26, 2004 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.5	(20)	Amendment Number Nine dated as of April 18, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.6	(20)	Amendment Number Ten dated as of May 5, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000 among Registrant, Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.7	(20)	Amendment Number Eleven dated as of May 16, 2005 to be Amended and Restated Master Loans and Security Agreement dated as of March 27, 2000 among Registrant Hanover Capital Partners, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.8	(6)	Amendment Number Twelve Dated as of January 31, 2006 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, among Registrant, Hanover Capital Partners 2, Ltd. and Greenwich Capital Financial Products, Inc.

10.23.9	(24)	Amendment Number Thirteen Dated as of March 31, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.10	(25)	Amendment Number Fourteen dated as of May 18, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.11	(25)	Amendment Number Fifteen dated as of June 14, 2006, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.12	(26)	Amendment Number Sixteen dated as of June 13, 2007, of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.13	(27)	Amendment Number Seventeen dated as of July 11, 2007 of the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.23.14	(28)	Waiver dated October 22, 2007 pertaining to the Amended and Restated Master Loan and Security Agreement dated as of March 27, 2000, between the Registrant and Greenwich Capital Financial Products, Inc.

10.36.1	(29)	Indemnity Agreement between Registrant and John A. Burchett, dated as of July 1, 2004

10.36.2	(29)	Indemnity Agreement between Registrant and John A. Clymer, dated as of July 1, 2004

10.36.3	(29)	Indemnity Agreement between Registrant and Joseph J. Freeman, dated as of July 1, 2004

10.36.4	(29)	Indemnity Agreement between Registrant and Roberta M. Graffeo, dated as of July 1, 2004

10.36.6	(29)	Indemnity Agreement between Registrant and Douglas L. Jacobs, dated as of July 1, 2004

10.36.7	(29)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of July 1, 2004

10.36.8	(29)	Indemnity Agreement between Registrant and Richard J. Martinelli, dated as of July 1, 2004

10.36.9	(29)	Indemnity Agreement between Registrant and Joyce S. Mizerak, dated as of July 1, 2004

10.36.10	(29)	Indemnity Agreement between Registrant and Saiyid T. Naqvi, dated as of July 1, 2004

10.36.11	(29)	Indemnity Agreement between Registrant and George J. Ostendorf, dated as of July 1, 2004

Exhibit No	Notes	Description
10.36.12	(29)	Indemnity Agreement between Registrant and John N. Rees, dated as of July 1, 2004

10.36.13	(29)	Indemnity Agreement between Registrant and David K. Steel, dated as of July 1, 2004

10.36.14	(29)	Indemnity Agreement between Registrant and James F. Stone, dated as of July 1, 2004

10.36.15	(29)	Indemnity Agreement between Registrant and James C. Strickler, dated as of July 1, 2004

10.36.16	(29)	Indemnity Agreement between Registrant and Irma N. Tavares, dated as of July 1, 2004

10.36.17	(17)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of April 14, 2005

10.36.18	(6)	Indemnity Agreement between Registrant and Suzette Berrios, dated as of November 28, 2005

10.37.1	(5)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.37.2	(1)	Exchange Agreement, dated as of September 30, 2008, between Registrant and Taberna Preferred Funding I, Ltd.

10.37.3	(1)	Amendment No. 1 to Taberna Exchange Agreement, dated as of February 6, 2009, between Registrant and Taberna Preferred Funding I, LTD.

10.40.1	(31)	Master Repurchase Agreement dated June 22, 2006, among Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.40.2	(32)	Termination Agreement dated March 31, 2008 of the Master Repurchase Agreement dated June 22, 2006, between Registrant and Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main Company

10.42	(14)	Asset Purchase Agreement between Registrant and Terwin Acquisition I, LLC, dated as of January 12, 2007

10.43.1	(34)	Master Repurchase Agreement and Annex I thereto between RCG, Ltd., as Buyer, and Registrant, as Seller, dated as of August 10, 2007

10.43.2	(34)	Stock Purchase Agreement between RCG, Ltd. and Registrant, dated August 10, 2007

10.43.3	(35)	Waiver dated December 4, 2007, related to Stock Purchase Agreement dated as of August 10, 2007, between RCG PB, Ltd. and Registrant

10.43.4	(36)	Waiver dated as of January 15, 2008, related to Stock Purchase Agreement dated as of August 10, 2007, between Registrant and RCG PB, Ltd.

10.43.5	(37)	Master Repurchase Agreement, dated as of August 10, 2007, and Amended and Restated Annex I thereto, dated as of October 3, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller

10.43.6	(28)	Master Repurchase Agreement, dated as of August 10, 2007, and Seconded Amended and Restated Annex I thereto, dated as of November 13, 2007, between RCG, Ltd., as Buyer, and Registrant, as Seller

10.44	(42)	Amended and Restated Loan and Security Agreement, dated as of February 6, 2009, between Registrant and JWH Holding Company, LLC

10.45	(13)	Securities Account Control Agreement, dated as of September 25, 2008, among Registrant, JWH Holding Company, LLC, and Regions Bank.

10.46.1	(1)	Exchange Agreement, dated as of September 30, 2008, among Registrant, Amster Trading Company and Ramat Securities, LTD.

10.46.2	(1)	Amendment No. 1 to Amster Exchange Agreement, dated as of February 6, 2009, among Registrant, Amster Trading Company and Ramat Securities, LTD.

10.47.1	(1)	Voting Agreement, dated as of September 30, 2008, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

10.47.2	(1)	Assignment and Assumption of Voting Agreement, dated as of February 6, 2009, among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

10.48.1	(1)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.

Exhibit No	Notes	Description
10.48.2	(39)	Assignment and Assumption of Software License Agreement, by and among Registrant, JWH Holding Company, LLC, and Walter Investment Management LLC, dated April 17, 2009.

10.49	(43)	Amended and Restated Limited Liability Company Agreement of JWH Holding Company, LLC, between Walter Industries, Inc. and JWH Holding Company, LLC, dated September 30, 2008

10.50	(9)	The 2007 Long-Term Incentive Award Plan of JWH Holding Company, LLC

10.51	(9)	JWH Holding Company, LLC Option Agreement

10.52	(9)	Agreement dated as of December 23, 2008, between JWH Holding Company, LLC and Mark J. O’Brien

10.53	(9)	Agreement dated as of December 23, 2008, between JWH Holding Company, LLC and Charles E. Cauthen

10.54	(9)	Agreement dated as of December 23, 2008, between JWH Holding Company, LLC and Kimberly A. Perez

10.55	(9)	Limited Liability Company Agreement of Walter Investment Management LLC, between Walter Industries, Inc. and Walter Investment Management LLC, dated February 4, 2009.

10.56	(39)	Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.

10.57	(39)	Subsidiary Guaranty Agreement by and among Registrant, each of the subsidiaries listed on Schedule I thereto, SunTrust Bank as administrative agent, and the additional lenders thereto, dated April 20, 2009.

10.58	(39)	Revolving Credit Agreement and Security Agreement, between Registrant as borrower, and Walter Industries, Inc. as lender, dated as of April 20, 2009.

10.59	(39)	L/C Support Agreement among Registrant and certain of its subsidiaries and Walter Industries, Inc., dated April 20, 2009.

10.61	(39)	Trademark License Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.62	(39)	Transition Services Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.63	(39)	Tax Separation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.64	(39)	Joint Litigation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009

10.65	(1)	The 2009 Long Term Incentive Plan of Walter Investment Management Corp

10.66	(41)	Form of Executive RSU Award Agreement of Mark J. O’Brien

10.67	(41)	Form of Executive RSU Award Agreement of Charles E. Cauthen

10.68	(41)	Form of Director Award Agreement

16	(40)	Letter of Grant Thornton LLP

31.1	(44)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(44)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(45)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007.

Note	Notes to Exhibit Index
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(6)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(9)	Incorporated herein by reference to the Exhibits to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 13, 2009.

(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003.

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.

(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007.

(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(19)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.

(20)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.

(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 12, 2004.

(22)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

(23)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(24)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006.

Note	Notes to Exhibit Index
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.

(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(29)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

(30)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

(31)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006.

(32)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 2, 2008.

(33)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

(34)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(35)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007.

(36)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(37)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2007.

(38)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(39)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.

(40)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2009.

(41)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

(42)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 6, 2009.

(43)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on November 5, 2008.

(44)	Filed herewith.

(45)	Furnished herewith.