Form 10-Q
period 2009-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2009-08-14
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-13417
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	13-3950486 (I.R.S. Employer Identification No.)
3000 Bayport Drive, Suite 1100
Tampa, FL 33607
(Address of principal executive offices) (Zip Code)
(813) 421-7600
(Registrant’s telephone number, including area code)
4211 West Boy Scout Boulevard, 4th Floor
Tampa, FL 33607-5724
(813) 871-4811
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 19,871,205 shares of common stock outstanding as of August 10, 2009.

Explanatory Note
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”. The Merger is described in greater detail in this Form 10-Q and footnote 13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009. As the Merger constituted a reverse acquisition for accounting purposes, the pre-acquisition financial statements of Spinco are treated as historical financial statements of Walter Investment, with the results of Hanover being included from April 17, 2009 for the three and six months ended June 30, 2009.
WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Cash and cash equivalents	$21,605	$1,319
Short-term investments, restricted	55,755	49,196
Receivables, net	3,538	5,447
Residential loans, net of allowance for loan losses of $18,307 and $18,969, respectively	1,701,388	1,767,838
Subordinate security	1,607	—
Real estate owned	55,846	48,198
Unamortized debt expense	19,212	19,745
Other assets	11,594	7,098

Total assets	$1,870,545	$1,898,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,942	$2,181
Accrued expenses	28,418	46,367
Deferred income taxes, net	259	55,530
Mortgage-backed debt	1,319,695	1,372,821
Accrued interest	9,233	9,717
Other liabilities	511	748

Total liabilities	1,360,058	1,487,364

Commitments and contingencies (Note 17)

Stockholders’ equity:
Member unit
Issued — 1 member unit at December 31, 2008	—	—
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares Issued and outstanding — 0 shares at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares Issued and outstanding — 19,871,205 shares at June 30, 2009	199	—
Additional paid—in capital	44,797	52,293
Retained earnings	463,844	684,127
Accumulated other comprehensive income	1,647	1,747

	510,487	738,167
Less: Receivable from Walter	—	(326,690)

Total stockholders’ equity	510,487	411,477

Total liabilities and stockholders’ equity	$1,870,545	$1,898,841

See notes to consolidated financial statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net interest income:
Interest income	$44,857	$49,302	$90,510	$98,458
Less: Interest expense	22,654	25,846	45,743	54,154
Less: Interest rate hedge ineffectiveness	—	—	—	16,981

Total net interest income	22,203	23,456	44,767	27,323
Less: Provision for loan losses	3,733	3,116	8,109	7,357

Total net interest income after provision for loan losses	18,470	20,340	36,658	19,966

Non-interest income:
Premium revenue	3,335	2,897	6,479	5,059
Other revenue, net	255	(649)	377	(355)

Total non-interest income	3,590	2,248	6,856	4,704

Non-interest expenses:
Claims expense	1,373	1,174	2,662	2,470
Salaries and benefits	5,528	3,902	9,813	8,095
Legal and professional	1,896	279	2,600	582
Occupancy	465	397	800	779
Technology and communication	731	274	1,549	708
Depreciation and amortization	329	396	610	824
General and administrative	3,103	1,831	4,298	3,523
Other expense	49	371	386	758
Related party — allocated corporate charges	—	868	853	1,734

Total non-interest expenses	13,474	9,492	23,571	19,473

Income before income taxes	8,586	13,096	19,943	5,197
Income tax expense (benefit)	(81,225)	4,851	(77,070)	1,927

Net income	$89,811	$8,245	$97,013	$3,270

Basic income per common and common equivalent share	$4.33	$0.41	$4.68	$0.16
Diluted income per common and common equivalent share	$4.30	$0.41	$4.64	$0.16

Weighted average common and common equivalent shares outstanding — basic	20,750,501	19,871,205	20,750,501	19,871,205
Weighted average common and common equivalent shares outstanding — diluted	20,910,099	19,871,205	20,910,099	19,871,205
See notes to consolidated financial statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

		Member Unit/
		Common Stock
							Accumulated
				Additional			Other	Receivable
				Paid-In	Comprehensive	Retained	Comprehensive	from
	Total	Shares	Amount	Capital	Income	Earnings	Income	Walter

Balance at December 31, 2008	$411,477	—	$—	$52,293		$684,127	$1,747	$(326,690)

Comprehensive income:
Net income	97,013				$97,013	97,013
Other comprehensive loss, net of tax:
Net amortization of realized gain on closed hedges, net of $58 tax benefit	(100)				(100)		(100)

Comprehensive income					$96,913

Net activity with Walter	24,124							24,124
Dividends to Walter	(3,902)			(5,172)		(301,296)		302,566
Consummation of spin-off and merger	(2,508)	19,871,205	199	(2,707)
Share-based compensation	383			383
Dividends to Spinco interest-holders	(16,000)					(16,000)

Balance at June 30, 2009	$510,487	19,871,205	$199	$44,797		$463,844	$1,647	$—

See notes to consolidated financial statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2009	2008

Operating activities:
Net income	$97,013	$3,270

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,109	7,357
Amortization of residential loan discount to interest income	(8,036)	(10,913)
Depreciation and amortization	610	824
Proceeds from sale of mortgage securities classified as trading	2,392	—
Benefit from deferred income taxes	(65,139)	(46)
Amortization of debt expense to interest expense	563	977
Share-based compensation	383	1,370
Other	(616)	(2)

Increase in assets:
Receivables	(3,944)	(2,386)
Other	(2,373)	(485)

Increase (decrease) in liabilities:
Accounts payable	(237)	(935)
Accrued expenses	(2,294)	10,571
Accrued interest	(487)	(1,667)

Cash flows provided by operating activities	25,944	7,935

Investing activities:
Principal payments received on residential loans	62,988	83,650
Additions to real estate owned	(4,697)	(3,983)
Cash proceeds from sales of real estate owned	5,995	4,964
Additions to property and equipment	(2,139)	(165)
(Increase) decrease in short-term investments, restricted	(6,766)	14,416
Cash acquired in Hanover reverse merger	774	—

Cash flows provided by investing activities	56,155	98,882

Financing activities:
Issuance of mortgage-backed debt	—	25,000
Payments on mortgage-backed debt	(55,908)	(293,864)
Net decrease in receivable from Walter	13,997	170,354
Dividends to Walter	(3,902)	(9,397)
Dividends to Spinco interest-holders	(16,000)	—

Cash flows used in financing activities	(61,813)	(107,907)

Net increase (decrease) in cash and cash equivalents	20,286	(1,090)
Cash and cash equivalents at the beginning of the period	1,319	3,122

Cash and cash equivalents at the end of the period	$21,605	$2,032

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$43,025	$36,950
Residential loans originated to finance the sale of real estate owned	$25,963	$22,686
Residential loans acquired with warehouse proceeds and/or advances from Walter	$1,933	$78,027
Dividends to Walter	$306,458	$9,397
Consummation of reverse merger with Hanover	$2,186	$—
See notes to consolidated financial statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred herein as “Walter Investment” or the “Company”. The Merger is described in greater detail in this Form 10-Q and footnote 13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
     The Company, together with its subsidiaries, conducts its operations as a real estate investment trust (“REIT”) for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an asset manager, mortgage portfolio owner and mortgage servicer specializing in subprime, non-conforming and other credit challenged mortgage assets. The Company also operates mortgage advisory and insurance product lines of business. At June 30, 2009, the Company had four wholly owned, primary subsidiaries: Walter Mortgage Company, LLC (“WMC”), Walter Investment Reinsurance Company, Ltd. (“WIRC”), Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, and Best Insurors, Inc. (“Best”). See Note 3 for further information related to the Merger with Hanover.
     Prior to the Merger, Hanover’s principal executive offices were located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. From April 17, 2009 to July 20, 2009, the Company’s principal executive offices were located at 4211 West Boy Scout Boulevard, 4 th Floor, Tampa, FL 33607. As of July 20, 2009, the Company’s principal executive offices are located 3000 Bayport Drive, Suite 1100, Tampa, FL 33607.
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
     As a result of the reverse acquisition, the historical operations of Spinco have been presented as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter’s Financing business prior to the Merger, the “Financing business”) are considered the predecessor to Spinco for accounting purposes. Thus, the combined financial statements of WMC, Best and WIRC have become Spinco’s historical financial statements for periods prior to the Merger.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Form 8-K/A filed on July 10, 2009.
     General corporate expenses incurred prior to April 17, 2009 and reported in the prior period financial statements contain allocations of operating costs between Spinco and its former parent, Walter. These costs include risk management, executive salaries, and other centralized business functions allocated to Spinco. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues and number of employees. Management believes these allocations were made on a reasonable basis; however, the financial statements included herein may not necessarily be indicative of Spinco’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had Spinco operated as a stand-alone entity during the periods presented.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) that amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this pronouncement on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

     Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) a replacement of SFAS No. 141, “Business Combinations.” SFAS 141(R) changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS 141(R) was applied prospectively for business combinations occurring after December 31, 2008. The adoption of SFAS 141(R) impacted our operating results in 2009 with the completion of the business combination with Hanover. Acquisition costs and fees were expensed, resulting in an insignificant decrease in our operating results.
     In February 2008, the FASB issued FASB FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). This pronouncement provides guidance for a repurchase financing for a previously transferred financial asset between the same two counterparties that is entered into contemporaneously, or in contemplation of, the initial transfer. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. This pronouncement was effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this pronouncement on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective January 1, 2009. The adoption of this pronouncement by the Company on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires that all previously reported EPS data is retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The adoption of the FSP on January 1, 2009 did not have a significant impact on the Company’s historical or current period EPS amounts.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This pronouncement clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) in a market that is not active. The pronouncement applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements or disclosures.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 was effective for the first reporting period ending after December 15, 2008. See Note 6 to the consolidated financial statements for the additional disclosures required by the FSP.
     In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) which amends the impairment guidance in EITF 99-20 to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests within the scope of EITF 99-20. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other—than—temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected. This change is consistent with the impairment models contained in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). FSP EITF 99-20-1 emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral. The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the consolidated security. The adoption of the FSP on December 31, 2008 did not have a significant impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 are effective for interim and annual financial periods ending after June 15, 2009. The adoption of the FSP as of June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements. See Note 5 for our fair value disclosures.
     In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP FAS 115-2”) which clarifies other-than-temporary impairment. The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of the FSP on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which clarifies the application of fair value accounting. The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of the FSP on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred from June 30, 2009 to August 14, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non recognizable subsequent events.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125” “(SFAS 140”). SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 166 will have on its financial condition and results of operations upon adoption.
     In June 2009, the FASB issued SFAS 167, which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 167 will have on its financial condition and results of operations upon adoption.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This pronouncement will have an impact to the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.
Reclassifications
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation of the current period.

3. Business Separation and Merger
     On September 30, 2008, Walter outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to shareholders and subsequent merger with Hanover, a publicly traded New Jersey-based REIT. In furtherance of these plans, on September 30, 2008, Walter and Spinco entered into a definitive agreement to merge with Hanover, which agreement was amended and restated on February 17, 2009.
     To effect the separation, Spinco was formed on February 3, 2009, as a wholly-owned subsidiary of Walter, having no independent assets or operations. Immediately prior to the separation, substantially all of the assets and liabilities related to the Financing business were distributed, through a series of transactions, to Spinco in return for Spinco’s member unit.
     In connection with the separation from Walter, Spinco and Walter executed the following transactions or agreements which involved no cash:
•	Walter distributed 100% of its interest in Spinco to holders of Walter’s common stock;

•	All intercompany balances between Spinco and Walter were settled with the net balance recorded as a dividend to Walter;

•	In accordance with the Tax Separation Agreement, Walter will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include Spinco for periods prior to the separation. Spinco will be responsible for any and all taxes reported on any Spinco separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter’s share-based awards held by Spinco employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification under the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Bulletin No. 107 (collectively “SFAS 123(R)”).
     The assets and liabilities transferred to Spinco from Walter also included $26.6 million in cash, which was contributed to Spinco by Walter on April 17, 2009. Following the spin-off, Spinco paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members.
     The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company, Walter Investment, continues to operate as a publicly traded REIT subsequent to the Merger. Walter Investment is headquartered in Tampa, Florida and has approximately 225 employees. After the spin-off and Merger, Walter’s stockholders that became members of Spinco as a result of the spin-off, and certain holders of options to acquire limited liability company interests of Spinco, collectively owned 98.5%; and stockholders of Hanover owned 1.5% of the shares of common stock of Walter Investment outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with Spinco considered the accounting acquirer. Walter Investment applied for, and was granted approval, to list its shares on the NYSE Amex. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.
     The reverse acquisition of the operations of Hanover has been accounted for pursuant to SFAS 141(R), with Spinco as the accounting acquirer. As a result, the historical financial statements of Spinco have become the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition (April 17, 2009) at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
     The purchase price for the acquisition was $2.2 million and was comprised of the fair value of Hanover (308,302 Hanover shares, which represents 1.5% of the shares of common stock at the time of the transaction, at $7.09, the closing stock price of Walter Investment) on April 17, 2009.
     The above purchase price has been allocated to the tangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the Merger, were expensed as incurred.
     The purchase price has been allocated as of April 17, 2009 as follows (in thousands):

Cash	$774
Receivables	330
Investment in mortgage securities	1,600
Instalment notes receivable, net	4,532
Other assets	388
Accounts payable and accrued expenses	(2,093)
Mortgage-backed notes	(2,666)
Other liabilities	(679)

$2,186

     The amounts of revenue and net income of Hanover included in the Company’s consolidated income statement from the acquisition date to the period ending June 30, 2009 are as follows:

For the Period
April 17, 2009
to June 30, 2009
Total revenue	$307
Net loss	$(547)
     The following unaudited pro forma information assumes that the Merger occurred on January 1, 2008. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of income had the Merger occurred on January 1, 2008, nor of future results of income.
     The unaudited pro forma results for the six months ended June 30, 2009 and 2008 are as follows:

	For the Six Months
	Ended June 30,
	2009	2008
Total revenue	$97,681	$105,364
Net income	$18,949	$23,103
     These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Hanover for operations that will not continue post-Merger, together with the consequential tax effects.
     Prior to the acquisition, the Company loaned Hanover funds under a revolving line of credit, as well as a loan and security agreement which were automatically terminated by operation of law upon consummation of the Merger.
4. Restricted Short-Term Investments
     Restricted short-term investments relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 8), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts ($49.9 million and $49.0 million, at June 30, 2009 and December 31, 2008, respectively). Restricted short-term investments at June 30, 2009 include short-term deposits, primarily in money market accounts, with original maturities of less than 90 days. Restricted short-term investments at December 31, 2008 include temporary investments, primarily in commercial paper or money market accounts, with original maturities of less than 90 days. Restricted short-term investments also include $5.9 million and $0 at June 30, 2009 and December 31, 2008, respectively, held in an insurance trust account. The insurance trust account, which secures payments under the Company’s reinsurance agreements, replaced a $5.9 million letter of credit canceled by the Company in June 2009. The funds in the insurance trust account include investments in money market funds. Restricted marketable securities totaled $0 and $0.2 million at June 30, 2009 and December 31, 2008, respectively.
5. Fair Value
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”) allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of June 30, 2009.
     The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market rates commensurate with the credit quality and duration of the investment.
     The subordinate security is measured in the consolidated financial statements at fair value on a recurring basis in accordance with SFAS 115 and is categorized in the table below based upon the lowest level of significant input to the valuation (dollars in thousands):

	As of June 30, 2009
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Subordinate security	$—	$—	$1,607	$1,607

Total	$—	$—	$1,607	$1,607

     Total assets valued by Level 3 methods are less than 1% of the Company’s total assets as June 30, 2009. The subordinate security was acquired as part of the Merger.
     At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustment at the time the loan becomes real estate owned is charged to the allowance for loan losses.
     Carrying values for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (dollars in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Real Estate	Identical Assets	Inputs	Inputs
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)
June 30, 2009	$55,846	$—	$—	$55,846
December 31, 2008	48,198	—	—	48,198

     The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$21,605	$21,605	$1,319	$1,319
Short-term investments, restricted	55,755	55,755	49,196	49,196
Receivables, net	3,538	3,538	5,447	5,447
Residential loans, net	1,701,388	1,543,585	1,767,838	1,460,000
Subordinate security	1,607	1,607	—	—
Real estate owned	55,846	55,846	48,198	48,198
Unamortized debt expense	19,212	—	19,745	—
Other assets	11,594	11,594	7,098	7,098

Total assets	$1,870,545	$1,693,530	$1,898,841	$1,571,258

Liabilities & Net Equity:
Accounts payable	$1,942	$1,942	$2,181	$2,181
Accrued expenses	28,418	28,418	46,367	46,367
Deferred income taxes, net	259	259	55,530	55,530
Mortgage-backed debt	1,319,695	1,142,372	1,372,821	1,075,000
Accrued interest	9,233	9,233	9,717	9,717
Other liabilities	511	511	748	748

Total liabilities	1,360,058	1,182,735	1,487,364	1,189,543
Net equity	510,487	510,795	411,477	381,715

Total liabilities and net equity	$1,870,545	$1,693,530	$1,898,841	$1,571,258

     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash, restricted short-term investments, receivables, accounts payable, accrued expenses, deferred income taxes, accrued interest and other liabilities — The estimated fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature.
     Residential loans—The fair value of residential loans is estimated by discounting the net cash flows estimated to be generated from the asset. The discounted cash flows were determined using assumptions such as, but not limited to, interest rates, prepayment speeds, default rates, loss severities, and a risk-adjusted market discount rate. The value of these assets is very sensitive to changes in interest rates.
     Subordinate security — The fair value of the subordinate security is measured in the consolidated financial statements at fair value on a recurring basis by discounting the net cash flows estimated to be generated from the asset.
     Real estate owned — Real estate owned is recorded at the lower of its carrying amount or estimated fair value less estimated costs to sell. The estimates utilize management’s assumptions, which are based on historical resale recovery rates and current market conditions.
     Unamortized debt expense — The fair value of these assets is estimated at zero as the related liabilities are reflected at fair value.
     Other assets — The fair value of these assets is primarily estimated to be their carrying value due to the economic value and/or the short-term nature of these assets.
     Mortgage-backed debt— The fair value of mortgage-backed debt is determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the residential loans that secure these obligations and are non-recourse to the Company. The value of mortgage-backed debt is very sensitive to changes in interest rates.
6. Residential Loans
     Residential loans are held for investment and consist of unencumbered residential loans and residential loans held in securitization trusts, summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Unencumbered residential loans, net	$346,963	$363,741
Residential loans held in securitization trusts, net	1,354,425	1,404,097

Residential loans, net (1)	$1,701,388	$1,767,838

(1)	The average life of the portfolio approximates 8 years based on assumptions for prepayment speeds, default rates and losses.

     The following table summarizes the activity in the residential loan allowance for loan losses (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, December 31	$18,969	$13,992
Provision charged to income	4,376	4,241
Less: Charge-offs, net of recoveries	(4,863)	(4,224)

Balance, March 31	18,482	14,009
Provision charged to income	3,733	3,116
Less: Charge-offs, net of recoveries	(3,908)	(3,179)

Balance, June 30	$18,307	$13,946

     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans:

	June 30, 2009	December 31, 2008
31-60 days	1.57%	1.58%
61-90 days	0.76%	0.72%
91 days or more	2.73%	3.05%

	5.06%	5.35%
Unencumbered Residential Loans, Net
     Unencumbered residential loans, net consist of instalment notes receivable and mortgage loans and are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Unencumbered residential loans, principal balance	$382,017	$399,099
Less: Yield adjustment, net (1)	(31,616)	(31,940)
Less: Allowance for loan losses	(3,438)	(3,418)

Unencumbered residential loans, net	$346,963	$363,741

(1)	Origination costs are deferred and amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for unencumbered residential loans, net at June 30, 2009 and December 31, 2008 were $2.9 million and $3.1 million, respectively.
     The following table summarizes the activity in the allowance for loan losses on unencumbered residential loans, net (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, December 31	$3,418	$1,737
Provision charged to income	1,269	1,377
Less: Charge-offs, net of recoveries	(1,314)	(872)

Balance, March 31	3,373	2,242
Provision charged to income	1,090	940
Less: Charge-offs, net of recoveries	(1,025)	(856)

Balance, June 30	$3,438	$2,326

     The amount of unencumbered residential loans, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $16.2 million and $16.0 million at June 30, 2009 and December 31, 2008, respectively. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.

     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of unencumbered residential loans:

	June 30, 2009	December 31, 2008
31-60 days	2.36%	2.29%
61-90 days	1.23%	0.92%
91 days or more	4.23%	4.03%

	7.82%	7.24%
Residential Loans Held in Securitization Trusts, Net
     Residential loans held in securitization trusts, net consist of residential loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability. The assets of the securitization trusts are not available to satisfy claims of general creditors of the Company and the mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans held in securitization trusts and are non-recourse to the Company. The Company records interest income on residential loans held in securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the mortgage-backed debt are amortized on a level yield basis over the estimated life of the mortgage-backed debt.
     Residential loans held in securitization trusts, net consist of instalment notes receivable and mortgage loans and are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Residential loans held in securitization trusts, principal balance	$1,508,283	$1,565,879
Less: Yield adjustment, net (1)	(138,989)	(146,231)
Less: Allowance for loan losses	(14,869)	(15,551)

Residential loans held in securitization trusts, net	$1,354,425	$1,404,097

(1)	Origination costs are deferred and amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans held in securitization trusts, net at June 30, 2009 and December 31, 2008 were $9.2 million and $9.6 million, respectively.
     The following table summarizes the activity in the allowance for loan losses on residential loans held in securitization trusts, net (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, December 31	$15,551	$12,255
Provision charged to income	3,107	2,864
Less: Charge-offs, net of recoveries	(3,549)	(3,352)

Balance, March 31	15,109	11,767
Provision charged to income	2,643	2,176
Less: Charge-offs, net of recoveries	(2,883)	(2,323)

Balance, June 30	$14,869	$11,620

     The amount of residential loans held in securitization trusts, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $35.4 million and $42.3 million at June 30, 2009 and December 31, 2008, respectively. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.
     All of the Company’s residential loans held in securitization trusts, net are pledged as collateral for the mortgage-backed debt (see Note 8). The Company’s only continued involvement with the residential loans held in securitization trusts, net is retaining all of the beneficial interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans held in securitization trusts:

	June 30, 2009	December 31, 2008
31-60 days	1.36%	1.39%
61-90 days	0.64%	0.67%
91 days or more	2.35%	2.78%

	4.35%	4.84%

7. Subordinate Security
     The Company’s fixed-rate subordinate security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. Subordinate security totaled $1.6 million and $0 at June 30, 2009 and December 31, 2008, respectively. The subordinate security was acquired as part of the Merger with Hanover.

	June 30, 2009	December 31, 2008
Principal balance	$3,812	$—
Net discount and valuation adjustment	(2,205)	—

Amortized cost	$1,607	$—

Carrying value (fair value)	$1,607	$—

     Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.
8. Mortgage-Backed Debt
Mortgage-Backed/Asset-Backed Notes
     The securitization trusts beneficially owned by WMC and its wholly owned subsidiary, Mid-State Capital, LLC, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “Trust Notes”), which consist of eight separate series of public debt offerings and one private offering. Prior to April 30, 2008, the Company was a borrower under a $150.0 million and a $200.0 million Variable Funding Loan Agreement (the “Warehouse Facilities”). The Trust Notes provide long-term financing for instalment notes receivable and mortgage loans purchased by WMC, while the Warehouse Facilities provided temporary financing. Mortgage-backed/asset-backed notes totaled $1,317.2 million and $1,372.8 at June 30, 2009 and December 31, 2008, respectively.
     At the beginning of the second quarter 2008, the Warehouse Facilities provided temporary financing to WMC for its originations of mortgage loans, purchases of instalment notes receivable originated by Jim Walter Homes, Inc. (a wholly-owned subsidiary of Walter) and purchases of third-party mortgage loans. On April 30, 2008, Walter provided $214.8 million of available funds to the Company to repay and terminate the Warehouse Facilities. With the termination of the Warehouse Facilities, the Company is no longer reliant on the availability of mortgage Warehouse Facilities or the mortgage-backed securitization market.
     Prior to the termination of the Warehouse Facilities, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million. The objective of these hedges was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization. At June 30, 2008, the hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the hedges for a payment of $17.0 million. There are no hedges outstanding at June 30, 2009.
Collateralized Mortgage Obligations
     The Company assumed long-term debt in the form of collateralized mortgage obligations (“CMOs”) through the Merger with Hanover. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged $4.3 million of residential loans to secure the CMOs. As the Company retained the subordinated securities of this securitization and will absorb a majority of any losses on the underlying collateral, the Company has consolidated the securitization entity and treats these mortgage loans as assets of the Company and treats the related CMOs as debt of the Company. CMO debt totaled $2.5 million and $0 at June 30, 2009 and December 31, 2008, respectively.
     Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying mortgage loans that collateralize the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.

Collateral for Mortgage-Backed Debt
     The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Mortgage-Backed/			Mortgage-Backed/
	Asset-Backed Notes	CMO	Total	Asset-Backed Notes	CMO	Total
Residential loans in securitization trusts, net	$1,350,141	$4,284	$1,354,425	$1,404,097	$—	$1,404,097
Real estate owned	38,021	—	38,021	35,763	—	35,763
Restricted short-term investments	49,855	—	49,855	48,985	—	48,985

Total mortgage-backed debt collateral	$1,438,017	$4,284	$1,442,301	$1,488,845	$—	$1,488,845
9. Postretirement Employee Benefits
     The components of net periodic benefit cost, included in salaries and benefits expenses, are as follows (in thousands):

	For the Three Months
	Ended June 30,
	2009	2008
Components of net periodic benefit credit:
Service cost	$—	$3
Interest cost	12	15
Amortization of prior service credit	(107)	(105)
Amortization of net gain	(24)	(25)

Net periodic benefit credit	$(119)	$(112)

	For the Six Months
	Ended June 30,
	2009	2008
Components of net periodic benefit credit:
Service cost	$—	$6
Interest cost	25	30
Amortization of prior service credit	(213)	(212)
Amortization of net gain	(48)	(49)

Net periodic benefit credit	$(236)	$(225)

10. Share-Based Compensation Plans
     For the period ended June 30, 2008, share-based compensation represents the costs related to Walter’s share-based awards granted to employees of Walter Investment recognized under the provisions of SFAS 123(R). Prior to the spin-off from Walter, certain employees of the Company participated in Walter’s 2002 Long-Term Incentive Award Plan. Under this plan, employees were granted options and restricted stock units. The expense incurred for these share-based awards related to Company employees has been reflected in the Company’s consolidated statements of income in salaries and benefits. In connection with the spin-off, the Company’s board of directors adopted Hanover’s 1999 Equity Incentive Plan (the “1999 EIP”) and 2009 Long Term Incentive Plan (the “2009 LTIP”) providing for future awards to the Company’s employees and directors. The 1999 EIP and the 2009 LTIP are filed as Exhibits 10.1 and 10.19, respectively to this Report on 10-Q.
     In connection with the spin-off, Walter’s share-based awards held by Company employees were converted to and replaced with equivalent share-based awards of Walter Investment based on the ratio of the Company’s fair market value of stock when issued to the fair market value of Walter stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the spin-off. The conversion was accounted for as a modification under the provisions of SFAS 123(R) and resulted in no increase in the fair value of the awards to be recognized immediately upon modification. Remaining fair value associated with the unvested awards of $0.2 million will be recorded through February 2011.
     On April 20, 2009, the Company granted share-based awards to each of its non-employee directors under the 1999 EIP to purchase 2,000 shares of the Company’s common stock which were fully vested as of the date of the grant. The exercise price for the stock option grants is $8.00, which is equal to the close price of the Company’s common stock on the NYSE Amex on the grant date as provided under the 1999 EIP. Each of the non-employee directors was also issued options to purchase 8,333 shares of the Company’s common stock under the 2009 LTIP. The exercise price for the stock option grants is $7.67, which is equal to the average high and low of the Company’s common stock on the NYSE Amex on the grant date as provided under the 2009 LTIP. These stock options vest in equal installments over three years.

     On April 29, 2009, the Company granted 3,078 shares of restricted stock to each of its non-employee directors under the 1999 EIP. The restricted stock vests on a three year cliff vesting schedule.
     On May 19, 2009, the Company granted approximately 0.2 million restricted stock units under the 2009 LTIP to certain employees. The restricted stock units vest in equal installments over three years. Additionally, the Company also granted stock options under the 1999 EIP and 2009 LTIP to purchase approximately 0.3 million shares of the Company’s common stock to certain employees. The exercise price of the stock option grants is $13.37, which is equal to the average high and low of the Company’s common stock on the NYSE Amex on the grant date. The stock options vest in equal installments over three years.
     The grant date fair value of these post-Merger share-based award grants approximated $2.8 million.
11. Credit Agreements
Syndicated Credit Agreement
     On April 20, 2009, the Company entered into a syndicated credit agreement (the “Syndicated Credit Agreement”) that establishes a secured $15.0 million bank revolving credit facility, with a letter of credit sub-facility in an amount not to exceed $10.0 million outstanding at any time. The Syndicated Credit Agreement is guaranteed by the subsidiaries of the Company other than Walter Investment Reinsurance, Co., Ltd., Mid-State Capital, LLC, Hanover SPC-A, Inc. and the Company’s securitization trusts. In addition, Walter posted a letter of credit (the “Support Letter of Credit”) in an amount equal to $15.7 million to secure the Company’s obligations under the Syndicated Credit Agreement. The loans under the Syndicated Credit Agreement shall be used for general corporate purposes of the Company and its subsidiaries. The Syndicated Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Syndicated Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Syndicated Credit Agreement may be due and payable. All loans under the Syndicated Credit Agreement shall be available until the termination date, which is April 20, 2011, at which point all obligations under the Syndicated Credit Agreement shall be due and payable. The commitment fee on the unused portion of the Syndicated Credit Agreement is 0.50%. All loans made under the Syndicated Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.
     As of June 30, 2009, no funds have been drawn under the Syndicated Credit Agreement and the Company is in compliance with all covenants.
     The foregoing description of the Syndicated Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement which is filed as Exhibit 10.11 to this Report on Form 10-Q.
Revolving Credit Agreement and Security Agreement
     On April 20, 2009, the Company entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among the Company, certain of its subsidiaries and Walter, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. The Revolving Credit Agreement also is guaranteed by the subsidiaries of the Company that guarantee the Syndicated Credit Agreement. The Revolving Credit Agreement is available only after a major hurricane has occurred with projected losses greater than the $2.5 million self-insured retention (the “Revolving Credit Agreement Effective Date”). The Revolving Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Revolving Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Revolving Credit Agreement may be due and payable. All loans under the Revolving Credit Agreement shall be available from the Revolving Credit Agreement Effective Date until the termination date, which is April 20, 2011, at which point all obligations under the Revolving Credit Agreement shall be due and payable. On the Revolving Credit Agreement Effective Date, the Company will pay Walter a funding fee in an amount equal to $25,000. A commitment fee of 0.50% is payable on the daily amount of the unused commitments after the Revolving Credit Agreement Effective Date. All loans made under the Revolving Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.
     As of June 30, 2009, no funds have been drawn under the Revolving Credit Agreement and the Company is in compliance with all covenants.
     The foregoing description of the Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement which is filed as Exhibit 10.13 to this Report on Form 10-Q.
Support Letter of Credit Agreement
     On April 20, 2009, the Company entered into a support letter of credit agreement (the “Support LC Agreement”) between the Company and Walter. The Support LC Agreement was entered into in connection with the Support Letter of Credit of $15.7 million and the bonds similarly posted by Walter in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $65.0 million. The Support LC Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Support LC Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Support LC Agreement may be due and payable. All obligations under the LC Support Agreement shall be due and payable on April 20, 2011. The Support LC Agreement provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter to the Company and will bear interest at a rate equal to LIBOR plus 6.00%.
     As of June 30, 2009, a $15.7 million letter of credit remains outstanding and the Company is in compliance with all covenants.
     The foregoing description of the LC Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement which is filed as Exhibit 10.14 to this Report on Form 10-Q.
12. Transactions with Walter
Transition Services and Other Agreements Related to the Spin-Off from Walter
     Following the spin-off, Walter Investment and Walter have operated independently, and neither has any ownership interest in the other. In order to govern certain of the ongoing relationships between the Company and Walter after the spin-off and to provide mechanisms for an orderly transition, the Company and Walter entered into certain agreements, pursuant to which (a) the Company and Walter provide certain services to each other, (b) the Company and Walter will abide by certain non-compete and non-solicitation arrangements, and (c) the Company and Walter will indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company and Walter may provide each other, as requested, include tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party will be compensated for services rendered, as set forth in the Transition Services Agreement. The Transition Services Agreement provides for terms not to exceed 24 months for the various services, with some of the terms capable of extension.
     As discussed in the S-4 filed on February 17, 2009, Walter and the Company have also entered into certain other agreements including the Tax Separation Agreement, Joint Litigation Agreement, and Trademark License Agreement. See Note 3 for further discussion of the spin-off transaction. See also further discussion of these agreements in the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2009 and the Trademark License Agreement, the Transition Services Agreement, the Tax Separation Agreement and the Joint Litigation Agreement which are filed as Exhibits 10.15, 10.16, 10.17 and 10.18, respectively to this Report on
Form 10-Q.
13. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	For the Three Months
	Ended June 30,
	2009	2008
Net income	$89,811	$8,245
Other comprehensive loss:
Change in postretirement benefit plans, net of $0 and $102 tax benefit, respectively	—	(189)
Net amortization of realized gain on closed hedges, net of $28 and $53 tax benefit, respectively	(49)	(84)

Comprehensive income	$89,762	$7,972

	For the Six Months
	Ended June 30,
	2009	2008
Net income	$97,013	$3,270
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $0 and $204 tax benefit, respectively	—	(378)
Net amortization of realized gain on closed hedges, net of $58 and $87 tax benefit, respectively	(100)	(148)
Net recognized loss on hedges, net of $0 and $3,329 tax provision, respectively	—	6,130

Comprehensive income	$96,913	$8,874

     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Amortization of
	Employee Benefits	Realized Gain on
	Liability	Closed Hedges	Total
Balance at December 31, 2008	$1,158	$589	$1,747
Pre-tax amount	—	(81)	(81)
Tax provision	—	30	30

Balance at March 31, 2009	1,158	538	1,696
Pre-tax amount	—	(77)	(77)
Tax provision	—	28	28

Balance at June 30, 2009	$1,158	$489	$1,647

14. Income Per Share
     In June 2008, the FASB issued FSP EITF 03-6-1. In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of unvested restricted stock and restricted stock units. These participating securities, prior to the application of the FSP, were excluded from weighted average common shares outstanding in the calculation of basic earnings per share. In accordance with the provisions of the FSP, the basic and diluted earnings per share amounts have been adjusted for the three and six month ended June 30, 2009 to include outstanding unvested restricted stock and restricted stock units in the basic weighted average shares outstanding calculation. The basic and diluted earnings per share amounts for the three and six months ended June 30, 2008 were not adjusted retrospectively as these amounts reflect the shares issued on April 17, 2009, the date of the spin-off from Walter.
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance awards. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income (numerator)	$89,811	$8,245	$97,013	$3,270

Weighted-average common shares (denominator)	19,871	19,871	19,871	19,871
Add: Incremental common shares from assumed conversion of vested restricted stock units and participating restricted stock units and restricted stock	880	—	880	—

Total Weighted-average common shares (denominator)	20,751	19,871	20,751	19,871

Basic earnings per share	$4.33	$0.41	$4.68	$0.16

Diluted earnings per share:
Net income (numerator)	$89,811	$8,245	$97,013	$3,270

Weighted-average common shares (denominator)	19,871	19,871	19,871	19,871
Add: Incremental common shares from assumed conversion of vested common stock options and restricted stock units and participating restricted stock units and restricted stock	1,039	—	1,039	—

Diluted weighted-average common shares outstanding (denominator)	20,910	19,871	20,910	19,871

Diluted earnings per share	$4.30	$0.41	$4.64	$0.16

     The calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, does not include 0.3 million and 0 shares, respectively, from the assumed conversion of out-of-the-money stock options, unvested restricted stock and unvested restricted stock units.
15. REIT Qualification
     Effective with the Merger, the Company’s operations related to its residential loan portfolios qualify for treatment as a REIT for federal income tax purposes. REITs are generally not required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset, and ownership criteria. The REIT-qualifying operations are conducted by the Company and its wholly owned subsidiaries, other than those wholly owned subsidiaries for which taxable REIT subsidiary (“TRS”) elections have been made. The Company’s use of TRSs, which are taxed as C corporations, enables the Company to engage in non-REIT qualifying businesses without violating the REIT requirements. Effective with the Merger, the Company’s insurance and consulting businesses has been conducted through wholly owned TRSs.
     As a consequence of the Company’s qualification as a REIT, the Company was not permitted to retain earnings and profits accumulated during years when the Company was taxed as a C corporation. Therefore, in order to remain qualified as a REIT, the Company distributed these earnings and profits by making a one-time special distribution to stockholders, which the Company refers to as the “special E&P distribution,” on April 17, 2009. The special E&P distribution, with an aggregate value of approximately $80.0 million, consisted of $16.0 million in cash and approximately 12.7 million shares of Spinco common stock valued at approximately $64.0 million.
16. Income Taxes
     As a REIT, generally the Company will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that it distributes to its stockholders. If certain requirements are met, only the Company’s taxable REIT subsidiaries are subject to corporate-level income taxes. The Company will continue to be required to pay federal corporate income taxes on earnings from its non-real estate investments, principally its insurance and consulting operations, which are now held by the Company’s TRSs.
     The Company recorded an income tax benefit of $81.2 million and $77.1 million for the three and six months ended June 30, 2009, respectively. The tax benefits were largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer necessary as a result of the Company’s REIT qualification. Excluding the tax benefit related to the reversal of deferred tax liabilities, the Company recorded an income tax expense of $0.9 million and $5.0 million for the three and six months ended June 30, 2009, respectively, which was largely due to the Company’s C corporation earnings before the Merger and resulting REIT qualification.
     During the three months ended June 30, 2009 and 2008, an estimated tax rate of (946.0)% and 37.0%, respectively, was used to derive an income tax expense (benefit) of $(81.2) million and $4.9 million, respectively, calculated on our income from operations, before taxes, of $8.6 million and $13.1 million, respectively. During the six months ended June 30, 2009 and 2008, an estimated tax rate of (386.5)% and 37.1%, respectively, was used to derive an income tax expense (benefit) of $(77.1) million and $1.9 million, respectively, calculated on our income from operations, before taxes, of $19.9 million and $5.2 million, respectively.
     The Company recognizes tax benefits in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2009 and December 31, 2008, the total gross amount of unrecognized tax benefits was $15.2 million and $15.1 million, respectively.
17. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of June 30, 2009, the unpaid principal balance of the 15 remaining mortgage securities was approximately $2.0 million.
Employment Agreements
     At June 30, 2009, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.
Bayport Plaza Lease
     On May 1, 2009, the Company entered into a sublease with Municipal Mortgage & Equity, LLC to secure the Company’s new corporate headquarters located at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607. The lease commenced on May 15, 2009 and expires on April 29, 2016. The base rent over the lease term is $4.0 million.
     See office sublease dated May 1, 2009, filed as Exhibit 10.24.
Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter consolidated group. The Company was part of the Walter consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter for any final taxes, interest and/or penalties owed by the Walter consolidated group during the time that we were a part of the Walter consolidated group. According to Walter’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 7, 2009 (“Walter June 30, 2009 10-Q”), the Internal Revenue Service (“IRS”) has completed its audit of Walter’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued a tax deficiency notice in the amount of $82.2 million for the years ended May 31, 2000, December 31, 2000, and December 31, 2001. The unresolved issues relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter’s financial exposure is limited to interest and penalties. The Walter June 30, 2009 10-Q also states that, a controversy exists with regard to federal income taxes allegedly owed by Walter for fiscal years 1980 through 1994. Walter estimates that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Consequently, Walter believes that, should the IRS prevail on any such issues, Walter’s financial exposure is limited to interest and possible penalties and that the amount of the tax claimed will be offset by deductions in other years. Walter discloses further that it believes that all of its current and prior tax filing positions have substantial merit and Walter intends to defend vigorously any tax claims asserted. Under the terms of the Tax Separation Agreement between us and Walter dated April 17, 2009, Walter is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

     The Tax Separation Agreement also provides that Walter is responsible for the preparation and filing of any tax returns, and the payment of any taxes related thereto, for the consolidated group for the periods when the Company was part of the Walter consolidated group. This arrangement may result in conflicts between Walter and us. In addition, the spinoff of WIM LLC from Walter was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. The Tax Separation Agreement provides generally that if the spinoff is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, any taxes imposed on Walter or a Walter shareholder as a result of such determination (“Distribution Taxes”) which are the result of the acts or omissions of Walter or its affiliates, will be the responsibility of Walter. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter or the Company. To the extent that Walter is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, we could be liable for those taxes as a result of being a member of the Walter consolidated group for the year in which the spinoff occurred.
     The foregoing descriptions of the Walter June 30, 2009 10-Q and the Tax Separation Agreement do not purport to be complete and are qualified in their entirety by, respectively, Walter’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 7, 2009, and the terms and conditions of the Tax Separation Agreement filed as Exhibit 10.17 to this Report on Form 10-Q.
Miscellaneous Litigation
     The Company is a party to a number of lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.
18. Subsequent Events
     Subsequent events were evaluated through August 14, 2009 which is the date that the Company issued these financial statements.
Notification by the NYSE Amex of Non-compliance with Certain Continued Listing Standards
     On July 7, 2009, the Company notified the NYSE Amex (“Amex” or the “Exchange”) of its failure to timely file the financial information required for Spinco in a Form 8-K/A due on July 6, 2009. On July 8, 2009, the Company received notice from Amex indicating that, due to the failure to timely file the pro forma financial statements of the business acquired on April 17, 2009, the Company did not meet certain of the Exchange’s continued listing standards. Specifically, the notice provided that the Company was not in compliance with Sections 134 and 1101 of the NYSE Amex LLC Company Guide. The Company filed as Exhibits to the Form 8-K/A filed on July 10, 2009, financial information related to the business acquired on April 17, 2009 that was required to be reported by the Company by July 6, 2009. By letter dated July 14, 2009, the Company was notified by Amex that it had resolved the continued listing deficiency referenced in its July 8, 2009 notice, subject to the provisions of section 1009(h) of Amex’s Company Guide relative to the consequences of any future failures to maintain continued listing standards. The Amex Company Guide may be accessed at www.nyse.com/regulation.
Registration of Additional Common Stock
     On July 22, 2009, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 1999 EIP and 2009 LTIP. This registration statement became effective automatically upon filing with the SEC and registered an aggregate of 3.3 million shares of common stock.
Dividend Declaration
     On August 5, 2009, the Company declared a dividend of $0.50 per share on its common stock to stockholders of record on August 19, 2009 which will be paid on August 31, 2009. See the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.

Explanatory Note
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2008, filed on Form 8-K/A on July 10, 2009. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in our Registration Statement on Form S-4 dated February 17, 2009 and in our other securities filings with the Securities and Exchange Commission.
     In particular (but not by way of limitation), the following important factors and assumptions could affect the Company’s future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; the availability of new investment capital and suitable qualifying investments, and risks associated with the expansion of our business activities; limitations imposed on the Company’s business due to its REIT status and the Company’s continued qualification as a REIT for Federal Income Tax Purposes; financing sources and availability, and future interest expense; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against the Company; the ability or willingness of Walter Energy and other counterparties to satisfy its/their material obligations under its/their agreements with the Company; the Company’s continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs; the integration of the former Hanover Capital Mortgage Holdings, Inc. business into that of Walter Investment Management, LLC and its affiliates (the “Merger”), and the realization of anticipated synergies, cost savings and growth opportunities from the Merger; future performance generally; and other presently unidentified factors. In addition, the financial information presented herein is unaudited. Should any of the financial information upon which a forward looking statement is based be changed upon audit, the forward looking statement may also change.
     All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. The Company undertakes no obligation to update or revise the information contained herein, including without limitation any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.
The Company
     The Company, together with its subsidiaries, conducts its operations as a real estate investment trust (“REIT”) for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an asset manager, mortgage portfolio owner and mortgage servicer specializing in subprime, non-conforming and other credit challenged mortgage assets. The Company also operates mortgage advisory and insurance product lines of business. At June 30, 2009, the Company had four wholly owned, primary subsidiaries, Walter Mortgage Company, LLC (“WMC”), Walter Investment Reinsurance Company, Ltd. (“WIRC”), Hanover Capital Partners 2, Ltd., doing business as Hanover Capital and Best Insurors, Inc. (“Best”). See Note 3 for further information related to the Merger with Hanover.

Basis of Presentation
     Results of operations for the three and six months ended June 30, 2009 include the results of operations of legacy Spinco for the full quarter and six months ended June 30, 2009. The results of operations of legacy Hanover are included from the completion of the Merger on April 17, 2009 through June 30, 2009. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of Spinco are treated as the historical financial statements of Walter Investment. Results of operations from the three and six months ended June 30, 2008 are the results of Spinco only.
Business Separation and Merger
     On September 30, 2008, Walter outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to shareholders and subsequent merger with Hanover, a publicly traded New Jersey-based REIT. In furtherance of these plans, on September 30, 2008, Walter and Spinco entered into a definitive agreement to merge with Hanover, which agreement was amended and restated on February 17, 2009.
     To effect the separation, Spinco was formed on February 3, 2009, as a wholly-owned subsidiary of Walter, having no independent assets or operations. Immediately prior to the separation, substantially all of the assets and liabilities related to the Financing business were distributed, through a series of transactions, to Spinco in return for Spinco’s member unit.
     In connection with the separation from Walter, Spinco and Walter executed the following transactions or agreements which involved no cash:
•	Walter distributed 100% of its interest in Spinco to holders of Walter’s common stock;

•	All intercompany balances between Spinco and Walter were settled with the net balance recorded as a dividend to Walter;

•	In accordance with the Tax Separation Agreement, Walter will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include Spinco for periods prior to the separation. Spinco will be responsible for any and all taxes reported on any Spinco separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter’s share-based awards held by Spinco employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification under the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Bulletin No. 107 (collectively “SFAS 123(R)”).
     The assets and liabilities transferred to Spinco from Walter also included $26.6 million in cash, which was contributed to Spinco by Walter on April 17, 2009. Following the spin-off, Spinco paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members.
     The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company is named Walter Investment Management Corp. and continues to operate as a publicly traded REIT subsequent to the Merger. Walter Investment is headquartered in Tampa, Florida and has approximately 225 employees. After the spin-off and Merger, Walter’s stockholders that became members of Spinco as a result of the spin-off, and certain holders of options to acquire limited liability company interests of Spinco, collectively owned 98.5%; and stockholders of Hanover owned 1.5% of the shares of common stock of Walter Investment outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with Spinco considered the accounting acquirer. Walter Investment applied for, and was granted approval, to list its shares on the NYSE Amex. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.
     The reverse acquisition of the operations of Hanover has been accounted for pursuant to SFAS 141(R), with Spinco as the accounting acquirer. As a result, the historical financial statements of Spinco have become the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition (April 17, 2009) at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
Critical Accounting Estimates
     The significant accounting policies used in preparation of the Company’s consolidated financial statements are described in Note 2 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2008 included in the Form 8-K/A filed on July 10, 2009.
     While all significant accounting policies are important to the Company’s consolidated financial statements, some of these policies may be viewed as critical. Critical policies are those that are most important to the portrayal of the Company’s financial condition and require its most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These estimates are based upon the Company’s historical experience and on various assumptions that it believes to be reasonable under the circumstances. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company believes its most critical accounting policies are as follows:

Revenue Recognition
     Residential loans consist of instalment notes receivable and mortgage loans and are initially recorded at the discounted value of the future payments using an imputed interest rate. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit ratings to the borrower. This rate is estimated by adding a credit spread and a margin to a benchmark funding rate in order to cover costs and expected losses. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) effect the amount of interest income due to the recognition of any remaining unamortized discounts or premiums arising from the loan’s inception.
     The instalment notes state the maximum amount to be charged to the borrowers, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. The Company had minimal purchase and origination activity in the six months ended June 30, 2009. In the six months ended June 30, 2008, the Company purchased and originated fixed rate mortgage loans. The interest income earned by the Company is recognized using the interest method. The Company has the ability to levy costs to protect its collateral position upon default, such as attorney fees and late charges, as allowed by state law. The various legal instruments used allow for different fee structures to be charged to the borrower, for example late fees and prepayment fees. These fees are ultimately recognized as revenue when received.
     Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due. Recoveries of advanced taxes and insurance related to residential loans are recognized as income when collected.
     The Company sells real estate owned which was repossessed or foreclosed from borrowers in default of their loans or notes. Sales of real estate owned involve the sale and, in most circumstances, the financing of both a home and related real estate. Revenues from the sales of real estate owned are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment (for primary residences), frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the instalment method until the buyer’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.
Allowance for Loan Losses on Residential Loans
     Management’s periodic evaluation of the adequacy of the allowance for losses on residential loans is based on the Company’s past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on residential loans is increased by provisions for losses charged to income and is reduced by charge-offs, net of recoveries.
     The allowance for loan losses on residential loans was $18.3 million at June 30, 2009 and $19.0 million at December 31, 2008. The following table shows information about the allowance for losses for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
		Allowance as a % of	Deducted from the	of Residential
(dollars in thousands)	Allowance for Losses	Residential Loans	Allowance	Loans
June 30, 2009	$18,307	1.06%	$15,632 (1)	0.90	%(1)
December 31, 2008	$18,969	1.06%	$16,338	0.90%

(1)	Annualized

     The following table presents information about delinquencies in the residential loan portfolio:

	June 30,	December 31,
	2009	2008
Total number of accounts outstanding	35,402	36,767

Delinquencies as a percent of number of accounts outstanding
31-60 days	1.32%	1.32%
61-90 days	0.59%	0.60%
91 days or more	2.01%	2.23%

	3.92%	4.15%

Principal balance of residential loans outstanding (dollars in thousands)	$1,890,300	$1,964,978

Delinquencies as a percent of amounts outstanding
31-60 days	1.57%	1.58%
61-90 days	0.76%	0.72%
91 days or more	2.73%	3.05%

	5.06%	5.35%
     The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.
Real Estate Owned
     Real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell, which is based on historical resale recovery rates and current market conditions. The following table presents information about repossessed property related to the unencumbered residential loans as of and for the six months ended June 30, 2009: (dollars in thousands)

	Units	Balance
Balance at December 31, 2008	151	$12,435
Repossessions	130	10,935
Sales	(67)	(5,545)

Balance at June 30, 2009	214	$17,825

     The following table presents information about repossessed property related to the residential loans held in securitization trusts as of and for the six months ended June 30, 2009: (dollars in thousands)

	Units	Balance
Balance at December 31, 2008	673	$35,763
Repossessions	554	28,671
Sales	(523)	(26,413)

Balance at June 30, 2009	704	$38,021

Results of Operations
Revenue, net
Revenue by Portfolio Type
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Residential loans, unencumbered
Interest income	$8,591	$8,673	$(82)	$17,483	$16,373	$1,110
Less: Interest expense	—	865	(865)	—	3,509	(3,509)
Less: Interest rate hedge ineffectiveness	—	—	—	—	16,981	(16,981)

Net interest income	8,591	7,808	783	17,483	(4,117)	21,600
Less: Provision for loan losses	1,090	940	150	2,359	2,317	42

Net interest income after provision for loan losses	7,501	6,868	633	15,124	(6,434)	21,558

Residential loans held in securitization trusts
Interest income	36,266	40,629	(4,363)	73,027	82,085	(9,058)
Interest expense	22,654	24,981	(2,327)	45,743	50,645	(4,902)

Net interest income	13,612	15,648	(2,036)	27,284	31,440	(4,156)
Less: Provision for loan losses	2,643	2,176	467	5,750	5,040	710

Net interest income after provision for loan losses	10,969	13,472	(2,503)	21,534	26,400	(4,866)

Non-interest income
Premium revenue	3,335	2,897	438	6,479	5,059	1,420
Other revenue, net	255	(649)	904	377	(355)	732

Total	3,590	2,248	1,342	6,856	4,704	2,152

Total revenues, net	$22,060	$22,588	$(528)	$43,514	$24,670	$18,844

     Interest income on the unencumbered residential loans decreased for the three months ended June 30, 2009 and increased for the six months ended June 30, 2009, as compared to the same periods of 2008. This was due predominantly to the increase of the average outstanding portfolio balance from 2008 loan purchases and originations. The average outstanding balance of the portfolio increased from $359.1 million to $386.8 million for the three months ended June 30, 2008 and 2009, respectively, and from $338.9 million to $390.6 million for the six months ended June 30, 2008 and 2009, respectively.
     Interest expense on the unencumbered residential loans decreased for the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to the repayment and termination of the variable loan Agreements (“Warehouse Facilities”) that were used prior to April 30, 2008 to provide temporary financing for residential loans prior to securitization. There were no outstanding borrowings under the Warehouse Facilities during the six months ended June 30, 2009.
     Interest income on the residential loans held in securitization trusts decreased for the three and six months ended June 30, 2009, as compared to the same periods of 2008, due predominantly to a decrease of the average outstanding portfolio balance due to scheduled repayments, voluntary prepayments and defaults. The average outstanding balance of the portfolio decreased from $1,651.9 million to $1,522.2 million for the three months ended June 30, 2008 and 2009, respectively, and from $1,672.3 million to $1,537.1 million for the six months ended June 30, 2008 and 2009, respectively. Voluntary prepayment speeds have decreased from 6.02% to 4.06% as of June 30, 2008 and 2009, respectively, resulting in a decrease in the recognition of purchase discounts. Voluntary prepayment speeds impact interest income due to the accelerated recognition into interest income at the time of prepayment of purchase discounts that would otherwise by amortized into income over the life of the note.
     Interest expense on the mortgage-backed debt decreased for the three and six months ended June 30, 2009 as compared to the same periods of 2008, due predominantly to a decrease of the average outstanding debt balance from repayments. The average outstanding balance of the mortgage-backed debt decreased from $1,563.7 million to $1,332.4 million for the three months ended June 30, 2008 and 2009, respectively and from $1,571.8 million to $1,346.3 million for the six months ended June 30, 2008 and 2009, respectively.
     Premium revenue increased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 due predominantly to a rate increase for premiums charged to customers.

Expenses
The following table details non-interest expenses for the Company (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Non-interest expenses
Claims expense	$1,373	$1,174	$199	$2,662	$2,470	$192
Salaries and benefits	5,528	3,902	1,626	9,813	8,095	1,718
Legal and professional	1,896	279	1,617	2,600	582	2,018
Occupancy	465	397	68	800	779	21
Technology and communications	731	274	457	1,549	708	841
Depreciation and amortization	329	396	(67)	610	824	(214)
General and administrative	3,103	1,831	1,272	4,298	3,523	775
Other interest expense	49	371	(322)	386	758	(372)
Related party — allocated corporate charges	—	868	(868)	853	1,734	(881)

Total non-interest expenses	$13,474	$9,492	$3,982	$23,571	$19,473	$4,098

     Non-interest expenses for the three months ended June 30, 2009 increased $4.0 million from the comparable period in 2008. Non-interest expenses for the six months ended June 30, 2009 increased $4.1million from the comparable period in 2008. The increase in non-interest expenses was primarily attributable to salaries and benefits, legal and professional, and general and administrative expenses:
•	Salaries and benefits have increased primarily due to increases in staffing levels to support additional corporate functions as a result of the spin-off from Walter and Merger with Hanover, the recognition of stock compensation expense related to share-based awards granted in conjunction with and subsequent to the Merger, as well as increased medical costs due to the conversion to a fully insured plan.

•	Legal and professional fees increased due to higher legal, tax advisory and internal and external audit fees resulting from the spin-off from Walter and Merger with Hanover.

•	General and administrative expenses increased primarily due to increased spending to support additional corporate functions required as a result of the spin-off from Walter and Merger with Hanover such as director and officer insurance premiums, Board of Directors fees, and SEC filing fees. These costs were partially offset by the elimination of corporate overhead costs (included in related party — allocated corporate charges) allocated to the Company by Walter prior to the spin-off.

•	Technology and communications increased due to the new IT infrastructure required as a result of the spin-off from Walter and Merger with Hanover.

•	Related party — allocated corporate charges were the Company’s allocated portion of Walter’s corporate overhead costs. The Company’s direct costs for the activities that were previously performed by Walter, and allocated to the Company as a subsidiary, are now included in general and administrative expenses.
Income Taxes
     The Company recorded an income tax benefit of $81.2 million and $77.1 million for the three and six months ended June 30, 2009, respectively. The tax benefits were largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer applicable as a result of the Company’s REIT qualification. Excluding the tax benefit related to the reversal of deferred tax liabilities, the Company recorded income tax expense of $0.9 million and $5.0 million for the three and six months ended June 30, 2009, respectively.
     During the three months ended June 30, 2009 and 2008, an estimated tax rate of (946.0)% and 37.0%, respectively, was used to derive an income tax expense (benefit) of $(81.2) million and $4.9 million, respectively, calculated on income from operations, before taxes, of $8.6 million and $13.1 million, respectively. During the six months ended June 30, 2009 and 2008, an estimated tax rate of (386.5)% and 37.1%, respectively, was used to derive an income tax expense (benefit) of $(77.1) million and $1.9 million, respectively, calculated on income from operations, before taxes, of $19.9 million and $5.2 million, respectively.

Additional Analysis of Residential Loan Portfolio
     Residential Loan Portfolio and Related Liabilities
     The following table reflects the average balances of the residential loan portfolio, as well as associated liabilities, with corresponding rates of interest and effective yields (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average residential loan balance	$1,717,310	$1,819,325	$1,734,613	$1,820,081
Average mortgage-backed debt balance	1,332,428	1,563,666	1,346,258	1,571,803

Net investment	384,882	255,659	388,355	248,278

Average leverage ratio	2.89	5.96	2.92	6.04

Effective interest income yield on the residential
loan portfolio (1)	10.45%	10.84%	10.44%	10.82%
Effective interest expense rate (1)	6.80%	6.61%	6.80%	6.89%

Net interest spread (1)	3.65%	4.23%	3.64%	3.93%

Interest income	$44,857	$49,302	$90,510	$98,458
Less: Interest expense	22,654	25,846	45,743	54,154
Less: Interest rate hedge ineffectiveness	—	—	—	16,981

Net interest income	$22,203	$23,456	$44,767	$27,323

Yield on net portfolio assets (2)	5.17%	5.16%	5.16%	4.87%

(1)	Effective interest income yield, effective interest expense rate, and net interest spread have been annualized.

(2)	The yield on net portfolio assets for the six months ended June 30, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the three and six months ended June 30, 2009 or the three months ended June 30, 2008. The yield on net portfolio assets is calculated by dividing net interest income by the average residential loan balance.
     Net investment increased for the three and six months ended June 30, 2009 compared to the same periods in 2008. The increases are primarily due to the repayment and termination of the Warehouse Facilities in April 2008 offset by loan principal and mortgage-backed debt repayments.
     Net interest spread decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008. These decreases are primarily due to a reduction in the effective rate on the residential loans due to a decrease in the voluntary prepayment speeds which resulted in a decrease in the recognition of purchase discounts into interest income.
     The increase in the effective interest expense rate for the three months ended June 30, 2009 compared to the same period in 2008 is due primarily to the impact on the average mortgage-backed debt balance of the repayment of the Warehouse Facilities in the amount of $214.0 million during April 2008.
     The yield on net portfolio assets was stable for the three months ended June 30, 2009 and 2008 and increased for the six months ended June 30, 2009 as compared to the same period in 2008. This increase in yield is primarily the result of the decrease in interest expense as a result of the repayment and termination of the Warehouse Facilities.
Dividends
     As a REIT, the Company is required to pay dividends amounting to at least 85% of each year’s taxable ordinary income and 95% of the portion of each year’s capital gain net income that is not taxed at the REIT level, by the end of each calendar year and to have declared dividends amounting to at least 90% of REIT taxable income for each year by the time the Federal tax return is filed. Therefore, a REIT generally passes through substantially all of its earnings to shareholders without paying Federal income tax at the corporate level.

As of June 30, 2009, the intention is to pay dividends to our shareholders of all or substantially all of our taxable income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.
     On August 5, 2009, the Company declared a dividend of $0.50 per share on its common stock to be paid on August 31, 2009 to its stockholders of record on August 19, 2009.
Liquidity and Capital Resources
Overview
     The Company’s principal sources of funds are its existing cash balances and monthly principal and interest payments it receives from its residential loan portfolio. The Company generally uses its liquidity for its operating costs, to pay down its mortgage-backed debt and to make dividend payments. As of June 30, 2009, total debt decreased $53.1 million compared to December 31, 2008.
     The Company believes that, based on current forecasts and anticipated market conditions, funding generated from the residential loans will be sufficient to meet operating needs, to make planned capital expenditures, to make all required principal and interest payments on indebtedness and to pay cash dividends as required for the Company’s continued qualification as a REIT. However, the Company’s operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Mortgage-Backed/Asset-Backed Notes and Variable Funding Loan Facilities
     At the beginning of the second quarter of 2008, the Company was a borrower under a $200.0 million and a $150.0 million Warehouse Facilities providing temporary financing to the Company for its purchases and/or originations of residential loans. On April 30, 2008, the Company repaid all outstanding borrowings and terminated the Warehouse Facilities using funds provided by Walter. With the termination of the Warehouse Facilities, the Company no longer uses or accesses the mortgage-backed securitization market.
     At June 30, 2009, non-recourse mortgage-backed/asset-backed notes outstanding totaled $1.3 billion and consisted of eight separate series of public debt offerings and one issue of private debt.
Collateralized Mortgage Obligations
     The Company has long-term debt in the form of CMOs. CMO debt totaled $2.5 million and $0 at June 30, 2009 and December 31, 2008, respectively. The CMOs, and the related mortgage loan collateral, were acquired as part of the Merger with Hanover. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged mortgage loans to secure CMOs. As the Company retained the subordinated securities of this securitization and will absorb a majority of any losses on the underlying collateral, the Company has consolidated the securitization entity and treats these mortgage loans as assets of the Company and treats the related CMOs as debt of the Company.
     Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying mortgage loans that collateralize the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.
Credit Agreements
     In April 2009, the Company entered into a syndicated credit agreement that provides for a $15.0 million secured revolving credit facility provided by a bank group (the “Syndicated Credit Agreement”). A portion of the Syndicated Credit Agreement, up to $10.0 million, may be used to issue letters of credit. The Company intends to use the proceeds of the Syndicated Credit Agreement, as necessary, for general corporate purposes. No borrowings were made under the Syndicated Credit Agreement for the three months ended June 30, 2009.
     In April 2009, the Company entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among the Company, certain of its subsidiaries and Walter, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. As of June 30, 2009, no funds have been drawn under the Revolving Credit Agreement and the Company is in compliance with all covenants.
     In April 2009, the Company entered into a support letter of credit agreement (the “Support LC Agreement”) between the Company and Walter. The Support LC Agreement was entered into in connection with the Support Letter of Credit of $15.7 million and the bonds similarly posted by Walter in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. As of June 30, 2009, a $15.7 million letter of credit remains outstanding and the Company is in compliance with all covenants.
     See Note 11 for further information regarding the Agreements.
Statement of Cash Flows
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Six Months
	Ended June 30,
	2009	2008
Cash flows provided by operating activities	$25,944	$7,935
Cash flows provided by investing activities	56,155	98,882
Cash flows used in financing activities	(61,813)	(107,907)

Net increase (decrease) in cash and cash equivalents	$20,286	$(1,090)

     Cash balances outstanding were $21.6 million and $1.3 million at June 30, 2009, and December 31, 2008, respectively.
     Net cash provided by operating activities increased $18.0 million for the six months ended June 30, 2009 as compared to the same period in 2008. The increase primarily reflected a one-time cash charge of $17.0 million for interest rate hedge ineffectiveness that was paid in 2008.
     Net cash provided by investing activities decreased $42.7 million for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to a $20.7 million decrease in principal payments received on residential loans due to a decline in the overall portfolio balance and lower levels of voluntary prepayments, $2.0 million of capital expenditures, as well as $5.9 million of cash transferred to and held as restricted cash in an insurance trust account. The remaining decrease in investing cash flows relate to increases in restricted cash due to the requirements of the securitization trust agreements.
     Net cash used in financing activities decreased $46.1 million for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to $238.0 million decrease in payments on mortgage-backed debt over the prior year. The prior year payments included $214.0 million used to repay and terminate the Warehouse Facilities in 2008. This decrease was partially offset by a $156.4 million decrease in the receivable from Walter over the prior year due to the dividend of the remaining balance to Walter prior to the spin-off, a $25.0 million decrease in the issuance of mortgage-backed debt and $16.0 million of dividends to Spinco interest-holders immediately following the spin-off.
Off-Balance Sheet Arrangements
     As of June 30, 2009, the Company retained the credit risk on 15 remaining mortgage securities totaling $2.0 million that were sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
     The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not have any undisclosed borrowings or debt, and has not entered into any derivative contracts or synthetic leases. The Company is, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
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
     (b) Changes in Internal Controls. Historically, we have relied on certain financial information and resources of Walter to manage certain aspects of our business and report our results, including investor relations and corporate communications, certain accounting matters, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including Sarbanes-Oxley compliance. As a result of our separation from Walter, we are establishing and/or enhancing our own financial, administrative, and other support systems. We are also expanding our internal accounting and reporting, legal, auditing and other resources and refining policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis. Additionally, in connection with our qualification as a REIT, as of April 17, 2009, we instituted certain additional controls related to maintaining compliance with REIT requirements, including tax, accounting and other requirements associated with REITs.
     Other than those noted above, there were no changes in our internal control over financial reporting during our second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
Item 1A. Risk Factors
     Not applicable to smaller reporting companies such as Walter Investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     See Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
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

Dated: August 14, 2009

By:	/s/ Kimberly Perez
Kimberly Perez
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2009

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(9)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(9)	By-Laws of Registrant, effective April 17, 2009.

4.1	(13)	Specimen Common Stock Certificate of Registrant

4.2	(2)	Amended and Restated Trust Agreement, dated as of March 15, 2005, among Registrant, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the administrative trustees named therein and the holders from time to time of individual beneficial interests in the assets of the trust

4.3	(2)	Junior Subordinated Indenture, dated as of March 15, 2005, between JPMorgan Chase Bank, National Association, and Registrant

4.4	(2)	Form of Junior Subordinated Note Due 2035, issued March 15, 2005

4.5	(2)	Form of Preferred Security of Hanover Statutory Trust I, issued March 15, 2005

4.6	(10)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust I, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.

4.7	(10)	Discharge Agreement, by and among Registrant, Hanover Statutory Trust I, The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.

4.8	(3)	Amended and Restated Declaration of Trust, dated as of November 4, 2005, among Registrant, as depositor, Wilmington Trust Company, as Institutional trustee and Delaware trustee, the administrative trustees named therein and the holders from time to time of the individual beneficial interests in the asset of the trust

4.9	(3)	Junior Subordinated Indenture, dated as of November 4, 2005, between Wilmington Trust Company and Registrant.

4.10	(3)	Form of Junior Subordinated Debt Security due 2035, issued November 4, 2005

4.11	(3)	Form of Floating Rate TRUPS® Certificate issued November 4, 2005

Exhibit No	Notes	Description
4.12.1	(4)	Stockholder Protection Rights Agreement dated as of April 11, 2000 between Registrant and State Street Bank & Trust Company, as Rights Agent

4.12.2	(5)	Amendment to Stockholder Protection Rights Agreement effective as of September 26, 2001, among Registrant, State Street Bank and Trust Company and EquiServe Trust Company, N.A.

4.12.3	(5)	Second Amendment to Stockholder Protection Rights Agreement dated as of June 10, 2002 between Registrant and EquiServe Trust Company, N.A.

4.12.4	(8)	Third Amendment to Stockholder Protection Rights Agreement, entered into as of September 30, 2008, between Registrant and EquiServe Trust Company, N.A.

4.12.5	(6)	Fourth Amendment to Stockholder Protection Rights Agreement, entered into as of February 6, 2009, between Registrant and EquiServe Trust Company, N.A.

4.13	(10)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust II, and Wilmington Trust Company, as trustee, dated April 17, 2009.

4.14	(10)	Discharge Agreement, by and among Registrant., Hanover Statutory Trust II, Wilmington Trust Company, as trustee, dated April 17, 2009.

10.1	(7)	1999 Equity Incentive Plan

10.2.1	(2)	Purchase Agreement, dated February 24, 2005, among Registrant, Hanover Statutory Trust I and Taberna Preferred Funding I, Ltd.

10.2.2	(1)	Exchange Agreement, dated as of September 30, 2008, between Registrant and Taberna Preferred Funding I, Ltd.

10.2.3	(1)	Amendment No. 1 to Taberna Exchange Agreement, dated as of February 6, 2009, between Registrant and Taberna Preferred Funding I, LTD.

10.3	(12)	Amended and Restated Loan and Security Agreement, dated as of February 6, 2009, between Registrant and JWH Holding Company, LLC

10.4	(8)	Securities Account Control Agreement, dated as of September 25, 2008, among Registrant, JWH Holding Company, LLC, and Regions Bank.

10.5.1	(1)	Exchange Agreement, dated as of September 30, 2008, among Registrant, Amster Trading Company and Ramat Securities, LTD.

10.5.2	(1)	Amendment No. 1 to Amster Exchange Agreement, dated as of February 6, 2009, among Registrant, Amster Trading Company and Ramat Securities, LTD.

Exhibit No	Notes	Description
10.6.1	(1)	Voting Agreement, dated as of September 30, 2008, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

10.6.2	(1)	Assignment and Assumption of Voting Agreement, dated as of February 6, 2009, among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC, John A. Burchett, Irma N. Tavares, Amster Trading Company and Ramat Securities, LTD.

10.7.1	(1)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.

10.7.2	(10)	Assignment and Assumption of Software License Agreement, by and among Registrant, JWH Holding Company, LLC, and Walter Investment Management LLC, dated April 17, 2009.

10.8	(6)	The 2007 Long-Term Incentive Award Plan of JWH Holding Company, LLC

10.9	(6)	JWH Holding Company, LLC Option Agreement

10.10	(6)	Limited Liability Company Agreement of Walter Investment Management LLC, between Walter Industries, Inc. and Walter Investment Management LLC, dated February 4, 2009.

10.11	(10)	Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.

10.12	(10)	Subsidiary Guaranty Agreement by and among Registrant, each of the subsidiaries listed on Schedule I thereto, SunTrust Bank as administrative agent, and the additional lenders thereto, dated April 20, 2009.

10.13	(10)	Revolving Credit Agreement and Security Agreement, between Registrant as borrower, and Walter Industries, Inc. as lender, dated as of April 20, 2009.

10.14	(10)	L/C Support Agreement among Registrant and certain of its subsidiaries and Walter Industries, Inc., dated April 20, 2009.

10.15	(10)	Trademark License Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.16	(10)	Transition Services Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

Exhibit No	Notes	Description
10.17	(10)	Tax Separation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.18	(10)	Joint Litigation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009

10.19	(1)	The 2009 Long Term Incentive Plan of Walter Investment Management Corp

10.20	(12)	Form of Executive RSU Award Agreement of Mark J. O’Brien

10.21	(12)	Form of Executive RSU Award Agreement of Charles E. Cauthen

10.22	(12)	Form of Director Award Agreement

10.23	(14)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’ Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.

10.24	(14)	Office Sublease dated between Registrant and Municipal Mortgage and Equity, L.L.C

31.1	(14)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(14)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(14)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2000.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2002.

(6)	Incorporated herein by reference to the Exhibits to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 13, 2009.

(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(8)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2009.

(12)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 6, 2009.

(13)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009

(14)	Filed herewith