Form 10-Q
period 2009-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2009-11-12
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 25,642,887 shares of common stock outstanding as of November 10, 2009.

Explanatory Note
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter Energy”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”. The Merger is described in greater detail in this Form 10-Q. As the Merger constituted a reverse acquisition for accounting purposes, the pre-acquisition financial statements of Spinco are treated as historical financial statements of Walter Investment, with the results of Hanover being included from April 17, 2009 for the nine months ended September 30, 2009, but not included in the nine months ended September 30, 2008.
WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$23,896	$1,319
Short-term investments, restricted	53,186	49,196
Receivables, net	4,369	5,447
Residential loans, net of allowance for loan losses of $17,789 and $18,969, respectively	1,673,103	1,767,838
Subordinate security	1,769	—
Real estate owned	56,745	48,198
Unamortized debt expense	18,822	19,745
Other assets	10,859	7,098

Total assets	$1,842,749	$1,898,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,507	$2,181
Accrued expenses	29,875	46,367
Deferred income taxes, net	208	55,530
Mortgage-backed debt	1,292,242	1,372,821
Accrued interest	8,989	9,717
Other liabilities	742	748

Total liabilities	1,333,563	1,487,364

Commitments and contingencies (Note 17)

Stockholders’ equity:
Member unit
Issued — 0 member units at September 30, 2009 and 1 member unit at December 31, 2008	—	—
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 19,892,887 shares at September 30, 2009 and 0 at December 31, 2008	199	—
Additional paid—in capital	45,354	52,293
Retained earnings	461,406	684,127
Accumulated other comprehensive income	2,227	1,747

	509,186	738,167
Less: Receivable from Walter Energy	—	(326,690)

Total stockholders’ equity	509,186	411,477

Total liabilities and stockholders’ equity	$1,842,749	$1,898,841

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net interest income:
Interest income	$43,191	$47,649	$133,701	$146,107
Less: Interest expense	22,229	24,278	67,972	78,432
Less: Interest rate hedge ineffectiveness	—	—	—	16,981

Total net interest income	20,962	23,371	65,729	50,694
Less: Provision for loan losses	3,102	5,289	11,211	12,646

Total net interest income after provision for loan losses	17,860	18,082	54,518	38,048

Non-interest income:
Premium revenue	2,581	3,205	9,060	8,264
Other income, net	461	(1,272)	838	(1,627)

Total non-interest income	3,042	1,933	9,898	6,637

Non-interest expenses:
Claims expense	1,098	1,400	3,760	3,870
Salaries and benefits	5,441	4,177	15,254	12,272
Legal and professional	615	273	3,215	855
Occupancy	223	389	1,023	1,168
Technology and communication	687	300	2,236	1,008
Depreciation and amortization	283	308	893	1,132
General and administrative	2,914	1,924	7,212	5,447
Other expense	53	361	439	1,119
Related party — allocated corporate charges	—	869	853	2,603
Goodwill impairment charges	—	12,291	—	12,291
Provision for estimated hurricane losses	—	3,853	—	3,853

Total non-interest expenses	11,314	26,145	34,885	45,618

Income (loss) before income taxes	9,588	(6,130)	29,531	(933)
Income tax expense (benefit)	1,345	1,767	(75,725)	3,694

Net income (loss)	$8,243	$(7,897)	$105,256	$(4,627)

Basic earnings (loss) per common and common equivalent share	$0.40	$(0.40)	$5.16	$(0.23)
Diluted earnings (loss) per common and common equivalent share	$0.40	$(0.40)	$5.15	$(0.23)

Weighted average common and common equivalent shares outstanding — basic	20,586,199	19,871,205	20,299,435	19,871,205
Weighted average common and common equivalent shares outstanding — diluted	20,687,965	19,871,205	20,357,139	19,871,205
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

							Accumulated	Receivable
		Member Unit/		Additional			Other	from
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive	Walter
	Total	Shares	Amount	Capital	Income	Earnings	Income	Energy

Balance at December 31, 2008	$411,477	—	$—	$52,293		$684,127	$1,747	$(326,690)

Comprehensive income:
Net income	105,256				$105,256	105,256
Other comprehensive income, net of tax:
Change in postretirement benefit plans, net of $556 tax effect	206				206		206
Net unrealized gain on subordinate security	157				157		157
Net amortization of realized gain on closed hedges, net of $347 tax effect	117				117		117

Comprehensive income					$105,736

Net activity with Walter Energy	24,124							24,124
Dividends to Walter Energy	(4,210)			(5,172)		(301,604)		302,566
Consummation of spin-off and merger	(2,508)	19,871,205	199	(2,707)
Share-based compensation	886			886
Dividends to Spinco interest-holders	(16,000)					(16,000)
Dividends to stockholders	(10,373)					(10,373)
Issuance of restricted stock	—	15,390	—	—
Shares issued upon exercise of stock options	54	6,456	—	54
Cancellation of common stock	—	(164)	—	—

Balance at September 30, 2009	$509,186	19,892,887	$199	$45,354		$461,406	$2,227	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$105,256	$(4,627)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	11,211	12,646
Amortization of residential loan discount to interest income	(11,814)	(15,564)
Depreciation and amortization	893	1,132
Proceeds from sale of mortgage securities classified as trading	2,387	—
Benefit from deferred income taxes	(64,344)	(251)
Amortization of debt expense to interest expense	892	1,386
Share-based compensation	886	1,863
Goodwill impairment charges	—	12,291
Other	(710)	(240)

Increase in assets:
Receivables	(4,826)	(3,237)
Other	(1,918)	(599)

Increase (decrease) in liabilities:
Accounts payable	(672)	(1,283)
Accrued expenses	(837)	21,701
Accrued interest	(731)	(1,975)

Cash flows provided by operating activities	35,673	23,243

Investing activities:
Principal payments received on residential loans	91,533	119,407
Additions to real estate owned	(7,345)	(6,170)
Cash proceeds from sales of real estate owned	8,782	8,399
Additions to property and equipment	(2,167)	(207)
(Increase) decrease in short-term investments, restricted	(4,197)	17,193
Cash acquired in Hanover reverse acquisition	774	—

Cash flows provided by investing activities	87,380	138,622

Financing activities:
Issuance of mortgage-backed debt	—	25,000
Payments on mortgage-backed debt	(83,373)	(329,034)
Net decrease in receivable from Walter Energy	13,118	152,941
Dividends to Walter Energy	(3,902)	(12,593)
Dividends to Spinco interest-holders	(16,000)	—
Dividends to stockholders	(10,373)	—
Stock options exercised	54	—

Cash flows used in financing activities	(100,476)	(163,686)

Net increase (decrease) in cash and cash equivalents	22,577	(1,821)
Cash and cash equivalents at the beginning of the period	1,319	3,122

Cash and cash equivalents at the end of the period	$23,896	$1,301

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$64,305	$53,146
Residential loans originated to finance the sale of real estate owned	$42,715	$34,452
Residential loans acquired with warehouse proceeds and/or advances from Walter Energy	$2,504	$100,058
Dividends to Walter Energy	$306,458	$12,593
Consummation of reverse acquisition with Hanover	$2,186	$—
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter Energy”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred herein as “Walter Investment” or the “Company”. See Note 3 for further detail.
     The Company operates as an internally managed, publicly traded real estate investment trust (“REIT”). The Company is a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans, primarily in the southeastern United States. The Company also operates mortgage advisory and insurance product lines of business. At September 30, 2009, the Company had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC (“WMC”), Walter Investment Reinsurance Company, Ltd. (“WIRC”), and Best Insurors, Inc. (“Best”).
     Prior to the Merger, Hanover’s principal executive offices were located at 200 Metroplex Drive, Suite 100, Edison, NJ 08817. From April 17, 2009 to July 20, 2009, the Company’s principal executive offices were located at 4211 West Boy Scout Boulevard, 4th Floor, Tampa, FL 33607. As of July 20, 2009, the Company’s principal executive offices are located 3000 Bayport Drive, Suite 1100, Tampa, FL 33607.
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
     The consolidated financial statements reflect the historical operations of Spinco which have been presented as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to Spinco for accounting purposes. Under Walter Energy’s ownership, the Financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to Spinco. The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.
     Although the Company has operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of December 31, 2008 and the three and nine months ended September 30, 2008 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had the Company been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to the Company from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had the Company been a separate, stand-alone entity during the periods presented.

     Results of operations for the three and nine months ended September 30, 2009 include the results of operations of legacy Spinco. The results of operations of legacy Hanover are included from the completion of the Merger with Hanover on April 17, 2009 through September 30, 2009.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Form 8-K/A filed on July 10, 2009.
Recent Accounting Guidance
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. The new guidance created the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification is now the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections. The ASC is effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this pronouncement on September 30, 2009 did not have a significant impact on the Company’s consolidated financial statements.
Consolidation and Business Combinations
     In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this ASC on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.
     Also in December 2007, the FASB issued new guidance on business combinations that changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this guidance amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. This guidance was applied prospectively for business combinations occurring after December 31, 2008. The adoption of this guidance impacted our operating results in 2009 with the completion of the business combination with Hanover. Acquisition costs and fees were expensed, resulting in a decrease in our operating results.
Investments
     In April 2009, the FASB issued new guidance related to investments in debt and equity securities which clarifies the determination of an other-than-temporary impairment. The ASC (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the existing guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of the ASC on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.
Transfers and Servicing
     In February 2008, the FASB issued guidance related to transfers and servicing of financial assets which requires an assessment as to whether assets purchased from a counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. The new guidance was effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this ASC on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.
     In December 2008, the FASB issued new accounting guidance concerning the disclosures by public entities of transfers of financial assets and interests in variable interest entities which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. The ASC was effective for the first reporting period ending after December 15, 2008. See Note 6 to the consolidated financial statements for the additional disclosures required by the ASC.
     In June 2009, the FASB issued new accounting guidance concerning the accounting for transfers of financial assets which amends the existing derecognition accounting and disclosure guidance. The ASC eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with the accounting guidance concerning variable interest entities. The ASC is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that ASC will have on its financial condition and results of operations upon adoption.
Derivatives and Hedging
     In March 2008, the FASB issued new guidance concerning disclosures of derivative instruments and hedging activities. The ASC amends and expands the disclosure requirements of previous guidance to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The ASC requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The ASC was effective January 1, 2009. The adoption of this ASC by the Company on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
Fair Value Measurements and Disclosures
     In October 2008, the FASB issued new accounting guidance concerning the determination of fair value of a financial asset when the market for that asset is not active. The new guidance clarifies the application of the existing fair value accounting guidance in a market that is not active. The ASC applies to financial assets within the scope of accounting guidance that require or permit fair value measurements in accordance with the existing ASC and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The ASC was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate. The adoption of this ASC did not have a significant impact on the Company’s consolidated financial statements or disclosures.
     In April 2009, the FASB issued new accounting guidance concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions are not orderly. The ASC affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of the ASC on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.
     In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements or disclosures.
Financial Instruments
     In January 2009, the FASB issued new impairment guidance concerning beneficial interests which amends the existing impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests. The ASC eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected. This change is consistent with the impairment models contained in the accounting guidance concerning accounting for certain investments in debt and equity securities. The ASC emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral. The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the consolidated security. The adoption of the ASC on December 31, 2008 did not have a significant impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued new guidance related to financial instruments which amends disclosures about fair value of financial instruments. The ASC requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. This ASC is effective for interim and annual financial periods ending after June 15, 2009. The adoption of the ASC as of June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements. See Note 5 for our fair value disclosures.
Compensation
     In June 2008, the FASB issued new accounting guidance concerning the determination of whether instruments granted in share-based payment transactions are participating securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The ASC requires that all previously reported earnings per share (“EPS”) data is retrospectively adjusted to conform with the provisions of the new accounting guidance. Current period EPS amounts have been adjusted to reflect the adoption of the ASC on January 1, 2009.

Subsequent Events
     In May 2009, FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred from September 30, 2009 to November 11, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non recognizable subsequent events, except as disclosed in Note 18.
Reclassifications
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation of the current period.
3. Business Separation and Merger
     On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to stockholders and subsequent merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and Spinco entered into a definitive agreement to merge with Hanover, which agreement was amended and restated on February 17, 2009. To effect the separation, Spinco was formed on February 3, 2009, as a wholly-owned subsidiary of Walter Energy, having no independent assets or operations. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to Spinco in return for Spinco’s membership unit.
     On April 17, 2009, the Company completed its separation from Walter Energy. In connection with the separation, Spinco and Walter Energy executed the following transactions or agreements which involved no cash:
•	Walter Energy distributed 100% of its interest in Spinco to holders of Walter Energy’s common stock;

•	All intercompany balances between Spinco and Walter Energy were settled with the net balance recorded as a dividend to Walter Energy;

•	In accordance with the Tax Separation Agreement, Walter Energy will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include Spinco for periods prior to the separation. Spinco will be responsible for any and all taxes reported on any Spinco separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter Energy’s share-based awards held by Spinco employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification pursuant to the guidance concerning stock compensation.
     The assets and liabilities transferred to Spinco from Walter Energy also included $26.6 million in cash, which was contributed to Spinco by Walter Energy on April 17, 2009. Following the spin-off, Spinco paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members.
     The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company, Walter Investment, continues to operate as a publicly traded REIT subsequent to the Merger. Walter Investment is headquartered in Tampa, Florida and has approximately 215 employees. After the spin-off and Merger, Walter Energy’s stockholders that became members of Spinco as a result of the spin-off, and certain holders of options to acquire limited liability company interests of Spinco, collectively owned 98.5% and stockholders of Hanover owned 1.5% of the shares of common stock of Walter Investment outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with Spinco considered the accounting acquirer. Walter Investment applied for, and was granted approval, to list its shares on the NYSE Amex. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.

     The reverse acquisition of the operations of Hanover has been accounted for pursuant to the Business Combinations Topic, with Spinco as the accounting acquirer. As a result, the historical financial statements of Spinco have become the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition (April 17, 2009) at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
     The purchase price for the acquisition was $2.2 million and was the fair value of Hanover (308,302 Hanover shares, which represents 1.5% of the shares of common stock at the time of the transaction, at $7.09, the closing stock price of Walter Investment) on April 17, 2009.
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

$2,186

     The amounts of revenue and net income of Hanover included in the Company’s consolidated income statement from the acquisition date to the period ending September 30, 2009 are as follows (in thousands):

For the Period
April 17, 2009
to September 30, 2009
Total revenue	$507
Net loss	$(149)
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
     The unaudited pro forma results for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008
Total revenue	$144,071	$155,181
Net income	$28,460	$32,688
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

4. Restricted Short-Term Investments
     Restricted short-term investments relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 8), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts ($47.3 million and $49.0 million, at September 30, 2009 and December 31, 2008, respectively). Restricted short-term investments at September 30, 2009 include short-term deposits in FDIC-insured accounts. Restricted short-term investments at December 31, 2008 include temporary investments, primarily in commercial paper or money market accounts, with original maturities of less than 90 days. Restricted short-term investments also include $5.9 million and $0 at September 30, 2009 and December 31, 2008, respectively, held in an insurance trust account. The insurance trust account, which secures payments under the Company’s reinsurance agreements, replaced a $5.9 million letter of credit canceled by the Company in June 2009. The funds in the insurance trust account include investments in money market funds. Additionally, restricted marketable securities totaled $0 and $0.2 million at September 30, 2009 and December 31, 2008, respectively.
5. Fair Value
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of September 30, 2009.
     The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market rates commensurate with the credit quality and duration of the investment.
     The subordinate security is measured in the consolidated financial statements at fair value on a recurring basis in accordance with the accounting guidance concerning debt and equity securities and is categorized in the table below based upon the lowest level of significant input to the valuation (dollars in thousands):

	As of September 30, 2009
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Subordinate security	$—	$—	$1,769	$1,769

Total	$—	$—	$1,769	$1,769

     Total assets valued by Level 3 methods are less than 1% of the Company’s total assets as of September 30, 2009. The subordinate security was acquired as part of the Merger.

     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (dollars in thousands):

	As of and for
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$1,607	$—
Principal Reductions	—	—
Total gains (losses):
Included in net income	—	—
Included in other comprehensive income	157	157
Purchases, sales, other settlements and issuances, net	5	1,612
Transfer into or out of Level 3 category	—	—

	$1,769	$1,769

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

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
     Carrying values for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Real Estate	Identical Assets	Inputs	Inputs
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)
September 30, 2009	$56,745	$—	$—	$56,745
December 31, 2008	48,198	—	—	48,198
     The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$23,896	$23,896	$1,319	$1,319
Short-term investments, restricted	53,186	53,186	49,196	49,196
Receivables, net	4,369	4,369	5,447	5,447
Residential loans, net	1,673,103	1,593,476	1,767,838	1,460,000
Subordinate security	1,769	1,769	—	—
Real estate owned	56,745	56,745	48,198	48,198
Accounts payable	$1,507	$1,507	$2,181	$2,181
Accrued expenses	29,875	29,875	46,367	46,367
Mortgage-backed debt, net of unamortized debt expense	1,273,420	1,177,236	1,353,076	1,075,000
Accrued interest	8,989	8,989	9,717	9,717

     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash, restricted short-term investments, receivables, accounts payable, accrued expenses, and accrued interest— The estimated fair value of these financial instruments is estimated to be their carrying value due to their high liquidity or short-term nature.
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
     Subordinate security — The fair value of the subordinate security is measured in the consolidated financial statements at fair value on a recurring basis by discounting the net cash flows estimated to be generated from the asset. Unrealized gains and losses are reported in accumulated other comprehensive income. To the extent that the cost basis exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.
     Real estate owned — Real estate owned is recorded at the lower of its carrying amount or estimated fair value less estimated costs to sell. The estimates utilize management’s assumptions, which are based on historical resale recovery rates and current market conditions.
     Mortgage-backed debt, net of unamortized debt expense— The fair value of mortgage-backed debt is determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the residential loans that secure these obligations and are non-recourse to the Company. The value of mortgage-backed debt is very sensitive to changes in interest rates.
6. Residential Loans
     Residential loans are held for investment and consist of unencumbered residential loans and residential loans held in securitization trusts, summarized in the table below (in thousands). Residential loans consist of residential mortgage loans and residential retail instalment agreements.

	September 30,	December 31,
	2009	2008
Unencumbered residential loans, net	$339,647	$363,741
Residential loans held in securitization trusts, net	1,333,456	1,404,097

Residential loans, net (1)	$1,673,103	$1,767,838

(1)	The average life of the portfolio approximates 8 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the residential loan allowance for loan losses (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, December 31	$18,969	$13,992
Provision charged to income	4,376	4,241
Less: Charge-offs, net of recoveries	(4,863)	(4,224)

Balance, March 31	18,482	14,009
Provision charged to income	3,733	3,116
Less: Charge-offs, net of recoveries	(3,908)	(3,179)

Balance, June 30	18,307	13,946
Provision charged to income	3,102	5,289
Less: Charge-offs, net of recoveries	(3,620)	(4,299)

Balance, September 30	$17,789	$14,936

     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans:

	September 30, 2009	December 31, 2008
31-60 days	1.56%	1.58%
61-90 days	0.75%	0.72%
91 days or more	3.24%	3.05%

	5.55%	5.35%
Unencumbered Residential Loans, Net
     Unencumbered residential loans, net consist of instalment notes receivable and mortgage loans and are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Unencumbered residential loans, principal balance	$373,873	$399,099
Less: Yield adjustment, net (1)	(30,719)	(31,940)
Less: Allowance for loan losses	(3,507)	(3,418)

Unencumbered residential loans, net	$339,647	$363,741

(1)	Origination costs are deferred and amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for unencumbered residential loans, net at September 30, 2009 and December 31, 2008 were $2.8 million and $3.1 million, respectively.
     The following table summarizes the activity in the allowance for loan losses on unencumbered residential loans, net (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, December 31	$3,418	$1,737
Provision charged to income	1,269	1,377
Less: Charge-offs, net of recoveries	(1,314)	(872)

Balance, March 31	3,373	2,242
Provision charged to income	1,090	940
Less: Charge-offs, net of recoveries	(1,025)	(856)

Balance, June 30	3,438	2,326
Provision charged to income	812	1,396
Less: Charge-offs, net of recoveries	(743)	(1,378)

Balance, September 30	$3,507	$2,344

     The amount of unencumbered residential loans, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $19.6 million and $16.0 million at September 30, 2009 and December 31, 2008, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of unencumbered residential loans:

	September 30, 2009	December 31, 2008
31-60 days	2.46%	2.29%
61-90 days	1.41%	0.92%
91 days or more	5.24%	4.03%

	9.11%	7.24%
The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

Residential Loans Held in Securitization Trusts, Net
     Residential loans held in securitization trusts, net consist of residential loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the accounting guidance for transfers of financial assets, as amended. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability. The assets of the securitization trusts are not available to satisfy claims of general creditors of the Company and the mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans held in securitization trusts and are non-recourse to the Company. The Company records interest income on residential loans held in securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the mortgage-backed debt are amortized on a level yield basis over the estimated life of the mortgage-backed debt.
     Residential loans held in securitization trusts, net consist of instalment notes receivable and mortgage loans and are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Residential loans held in securitization trusts, principal balance	$1,482,976	$1,565,879
Less: Yield adjustment, net (1)	(135,238)	(146,231)
Less: Allowance for loan losses	(14,282)	(15,551)

Residential loans held in securitization trusts, net	$1,333,456	$1,404,097

(1)	Origination costs are deferred and amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans held in securitization trusts, net at September 30, 2009 and December 31, 2008 were $9.0 million and $9.6 million, respectively.
     The following table summarizes the activity in the allowance for loan losses on residential loans held in securitization trusts, net (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, December 31	$15,551	$12,255
Provision charged to income	3,107	2,864
Less: Charge-offs, net of recoveries	(3,549)	(3,352)

Balance, March 31	15,109	11,767
Provision charged to income	2,643	2,176
Less: Charge-offs, net of recoveries	(2,883)	(2,323)

Balance, June 30	14,869	11,620
Provision charged to income	2,290	3,893
Less: Charge-offs, net of recoveries	(2,877)	(2,921)

Balance, September 30	$14,282	$12,592

     The amount of residential loans held in securitization trusts, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $40.4 million and $42.3 million at September 30, 2009 and December 31, 2008, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.
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

     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans held in securitization trusts:

	September 30, 2009	December 31, 2008
31-60 days	1.33%	1.39%
61-90 days	0.59%	0.67%
91 days or more	2.72%	2.78%

	4.64%	4.84%
     The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
7. Subordinate Security
     The Company’s fixed-rate subordinate security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. Subordinate security totaled $1.8 million and $0 at September 30, 2009 and December 31, 2008, respectively. The subordinate security was acquired as part of the Merger with Hanover.

	September 30, 2009	December 31, 2008
Principal balance	$3,812	$—
Purchase price and other adjustments	(2,200)	—

Amortized cost	$1,612	$—

Unrealized gain	157	—

Carrying value (fair value)	$1,769	$—

     Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.
8. Mortgage-Backed Debt
     Mortgage-backed debt consists of mortgage-backed/asset-backed notes and collateralized mortgage obligations, summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Mortgage-backed/asset-backed notes	$1,289,858	$1,372,821
Collateralized mortgage obligations	2,384	—

Mortgage-backed debt	$1,292,242	$1,372,821

Mortgage-Backed/Asset-Backed Notes
     The securitization trusts beneficially owned by WMC and its wholly owned subsidiary, Mid-State Capital, LLC, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “Trust Notes”), which consist of eight separate series of public debt offerings and one private offering. Prior to April 30, 2008, the Company was a borrower under a $150.0 million and a $200.0 million Variable Funding Loan Agreement (the “Warehouse Facilities”). The Trust Notes provide long-term financing for instalment notes receivable and mortgage loans purchased by WMC, while the Warehouse Facilities provided temporary financing. Mortgage-backed/asset-backed notes totaled $1,289.9 million and $1,372.8 at September 30, 2009 and December 31, 2008, respectively.
     The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain over-collateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, result in any excess over-collateralization going to pay down the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to the Company. As of September 30, 2009, two of the securitization trusts have exceeded the servicer triggers and are currently not providing any excess cash flows to the Company.
     At the beginning of the second quarter 2008, the Warehouse Facilities provided temporary financing to WMC for its originations of mortgage loans, purchases of instalment notes receivable originated by Jim Walter Homes,

Inc. (a wholly-owned subsidiary of Walter Energy) and purchases of third-party mortgage loans. On April 30, 2008, Walter Energy provided $214.8 million of available funds to the Company to repay and terminate the Warehouse Facilities. With the termination of the Warehouse Facilities, the Company is no longer reliant on the availability of mortgage warehouse facilities or the mortgage-backed securitization market.
     Prior to the termination of the Warehouse Facilities, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million. The objective of these hedges was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization. At March 31, 2008, the hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the distressed securitization market. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the hedges for a payment of $17.0 million. There are no hedges outstanding at September 30, 2009.
Collateralized Mortgage Obligations
     The Company assumed long-term debt in the form of collateralized mortgage obligations (“CMOs”) through the Merger with Hanover. All of the Company’s CMOs are structured as financing transactions, whereby the Company has pledged $4.1 million of residential loans to secure the CMOs. As the Company retained the subordinated securities of this securitization and will absorb a majority of any losses on the underlying collateral, the Company has consolidated the securitization entity and treats these mortgage loans as assets of the Company and treats the related CMOs as debt of the Company. CMO debt totaled $2.4 million and $0 at September 30, 2009 and December 31, 2008, respectively.
     Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying residential loans that collateralize the debt and otherwise are non-recourse to the Company. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.
Collateral for Mortgage-Backed Debt
     The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Mortgage-Backed/			Mortgage-Backed/
	Asset-Backed Notes	CMO	Total	Asset-Backed Notes	CMO	Total
Residential loans in securitization trusts, net	$1,329,399	$4,057	$1,333,456	$1,404,097	$—	$1,404,097
Real estate owned	37,497	—	37,497	35,763	—	35,763
Restricted short-term investments	47,286	—	47,286	48,985	—	48,985

Total mortgage-backed debt collateral	$1,414,182	$4,057	$1,418,239	$1,488,845	$—	$1,488,845

9. Postretirement Employee Benefits
     The components of net periodic benefit cost, included in salaries and benefits expenses, are as follows (in thousands):

	For the Three Months
	Ended September 30,
	2009	2008
Components of net periodic benefit credit:
Service cost	$—	$3
Interest cost	12	15
Amortization of prior service credit	(107)	(106)
Amortization of net gain	(24)	(24)

Net periodic benefit credit	$(119)	$(112)

	For the Nine Months
	Ended September 30,
	2009	2008
Components of net periodic benefit credit:
Service cost	$—	$9
Interest cost	36	45
Amortization of prior service credit	(319)	(318)
Amortization of net gain	(72)	(73)

Net periodic benefit credit	$(355)	$(337)

10. Share-Based Compensation Plans
     For the period ended September 30, 2008, share-based compensation represents the costs related to Walter Energy’s share-based awards granted to employees of Walter Investment recognized under the accounting guidance concerning stock compensation. Prior to the spin-off from Walter Energy, certain employees of the Company participated in Walter Energy’s 2002 Long-Term Incentive Award Plan. Under this plan, employees were granted options and restricted stock units. The expense incurred for these share-based awards related to Company employees has been reflected in the Company’s consolidated statements of income in salaries and benefits. In connection with the spin-off, the Company’s board of directors adopted Hanover’s 1999 Equity Incentive Plan (the “1999 EIP”) and 2009 Long Term Incentive Plan (the “2009 LTIP”) providing for future awards to the Company’s employees and directors. The 1999 EIP and the 2009 LTIP were filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.
     In connection with the spin-off, Walter Energy’s share-based awards held by Company employees were converted to and replaced with equivalent share-based awards of Walter Investment based on the ratio of the Company’s fair market value of stock when issued to the fair market value of Walter Energy stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the spin-off. The conversion was accounted for as a modification under the accounting guidance concerning stock compensation and resulted in no increase in the fair value of the awards to be recognized immediately upon modification. As of September 30, 2009, the remaining fair value associated with the unvested awards is $0.1 million and will be recorded through February 2011.
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
     The grant date fair value of these post-Merger share-based award grants approximated $2.8 million. No share-based awards were granted in the three months ended September 30, 2009.

11. Credit Agreements
Syndicated Credit Agreement
     On April 20, 2009, the Company entered into a syndicated credit agreement (the “Syndicated Credit Agreement”) that establishes a secured $15.0 million bank revolving credit facility, with a letter of credit sub-facility in an amount not to exceed $10.0 million outstanding at any time. The Syndicated Credit Agreement is guaranteed by the subsidiaries of the Company other than Walter Investment Reinsurance, Co., Ltd., Mid-State Capital, LLC, Hanover SPC-A, Inc. and the Company’s securitization trusts. In addition, Walter Energy posted a letter of credit (the “Support Letter of Credit”) in an amount equal to $15.7 million to secure the Company’s obligations under the Syndicated Credit Agreement. The loans under the Syndicated Credit Agreement shall be used for general corporate purposes of the Company and its subsidiaries. The Syndicated Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Syndicated Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Syndicated Credit Agreement may be due and payable. All loans under the Syndicated Credit Agreement shall be available until the termination date, which is April 20, 2011, at which point all obligations under the Syndicated Credit Agreement shall be due and payable. The commitment fee on the unused portion of the Syndicated Credit Agreement is 0.50%. All loans made under the Syndicated Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.
     As of September 30, 2009, no funds have been drawn under the Syndicated Credit Agreement and the Company is in compliance with all covenants.
     The foregoing description of the Syndicated Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement. The agreement was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.
Revolving Credit Agreement and Security Agreement
     On April 20, 2009, the Company entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among the Company, certain of its subsidiaries and Walter Energy, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. The Revolving Credit Agreement also is guaranteed by the subsidiaries of the Company that guarantee the Syndicated Credit Agreement. The Revolving Credit Agreement is available only after a major hurricane has occurred with projected losses greater than the $2.5 million self-insured retention (the “Revolving Credit Agreement Effective Date”). The Revolving Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Revolving Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Revolving Credit Agreement may be due and payable. All loans under the Revolving Credit Agreement shall be available from the Revolving Credit Agreement Effective Date until the termination date, which is April 20, 2011, at which point all obligations under the Revolving Credit Agreement shall be due and payable. On the Revolving Credit Agreement Effective Date, the Company will pay Walter Energy a funding fee in an amount equal to $25,000. A commitment fee of 0.50% is payable on the daily amount of the unused commitments after the Revolving Credit Agreement Effective Date. All loans made under the Revolving Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.

     As of September 30, 2009, no funds have been drawn under the Revolving Credit Agreement and the Company is in compliance with all covenants.
     The foregoing description of the Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement. The agreement was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.
Support Letter of Credit Agreement
     On April 20, 2009, the Company entered into a support letter of credit agreement (the “Support LC Agreement”) between the Company and Walter Energy. The Support LC Agreement was entered into in connection with the Support Letter of Credit of $15.7 million and the bonds similarly posted by Walter Energy in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter Energy for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter Energy will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $65.0 million. The Support LC Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Support LC Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Support LC Agreement may be due and payable. All obligations under the LC Support Agreement shall be due and payable on April 20, 2011. The Support LC Agreement provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter Energy to the Company and will bear interest at a rate equal to LIBOR plus 6.00%.
     As of September 30, 2009, a $15.7 million letter of credit remains outstanding and the Company is in compliance with all covenants.
     The foregoing description of the LC Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of such agreement. The agreement was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.
12. Transactions with Walter Energy
Transition Services and Other Agreements Related to the Spin-Off from Walter Energy
     Following the spin-off, Walter Investment and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to govern certain of the ongoing relationships between the Company and Walter Energy after the spin-off and to provide mechanisms for an orderly transition, the Company and Walter Energy entered into certain agreements, pursuant to which (a) the Company and Walter Energy provide certain services to each other, (b) the Company and Walter Energy will abide by certain non-compete and non-solicitation arrangements, and (c) the Company and Walter Energy will indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company and Walter Energy may provide each other, as requested, include tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party will be compensated for services rendered, as set forth in the Transition Services Agreement. The Transition Services Agreement provides for terms not to exceed 24 months for the various services, with some of the terms capable of extension.
     As discussed in the Form S-4 filed on February 17, 2009, Walter Energy and the Company have also entered into certain other agreements including the Tax Separation Agreement, Joint Litigation Agreement, and Trademark License Agreement. See Note 3 for further discussion of the spin-off transaction. See also further discussion of these agreements in the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2009 and the Trademark License Agreement, the Transition Services Agreement, the Tax Separation Agreement and the Joint Litigation Agreement in the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.

13. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	For the Three Months
	Ended September 30,
	2009	2008
Net income (loss)	$8,243	$(7,897)
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $556 and $90 tax effect, respectively	206	235
Net unrealized gain on subordinate security	157	—
Net amortization of realized gain on closed hedges, net of $289 and $25 tax effect, respectively	217	(56)

Comprehensive income (loss)	$8,823	$(7,718)

	For the Nine Months
	Ended September 30,
	2009	2008
Net income (loss)	$105,256	$(4,627)
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $556 and $114 tax effect, respectively	206	(143)
Net unrealized gain on subordinate security	157	—
Net amortization of realized gain on closed hedges, net of $347 and $112 tax effect, respectively	117	(204)
Net recognized loss on hedges, net of $0 and $3,329 tax effect, respectively	—	6,130

Comprehensive income	$105,736	$1,156

     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Amortization of	Net Unrealized Gain
	Employee Benefits	Realized Gain on	on Subordinate
	Liability	Closed Hedges	Security	Total
Balance at December 31, 2008	$1,158	$589	$—	$1,747
Pre-tax amount	(350)	(230)	157	(423)
Tax benefit	55	58	—	113
Change in tax due to REIT conversion	501	289	—	790

Balance at September 30, 2009	$1,364	$706	$157	$2,227

14. Common Stock and Earnings Per Share
     In June 2008, the FASB issued guidance on determining whether share-based awards are participating securities. In accordance with the accounting guidance concerning EPS, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of certain unvested restricted stock and restricted stock units. In accordance with the accounting guidance concerning earnings per share, the basic and diluted earnings per share amounts have been calculated for the three and nine months ended September 30, 2009 using the two-class method. The basic and diluted loss per share amounts for the three and nine months ended September 30, 2008 were not adjusted retrospectively as no participating securities were outstanding during the period.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$8,243	$(7,897)	$105,256	$(4,627)

Less: net income allocated to unvested restricted stock units	(66)	—	(427)	—

Net income (loss) available to common stockholders (numerator)	$8,177	$(7,897)	$104,829	$(4,627)

Weighted-average common shares	19,890	19,871	19,881	19,871
Add: vested restricted stock units	696	—	418	—

Total weighted-average common shares outstanding (denominator)	20,586	19,871	20,299	19,871

Basic earnings (loss) per share	$0.40	$(0.40)	$5.16	$(0.23)

Diluted earnings (loss) per share:
Net income (loss)	$8,243	$(7,897)	$105,256	$(4,627)

Less: net income allocated to unvested restricted stock units	(66)	—	(426)	—

Net income (loss) available to common stockholders (numerator)	$8,177	$(7,897)	$104,830	$(4,627)

Weighted-average common shares	19,890	19,871	19,881	19,871
Add: Potentially dilutive stock options and restricted stock units	798	—	476	—

Diluted weighted-average common shares outstanding (denominator)	20,688	19,871	20,357	19,871

Diluted earnings (loss) per share	$0.40	$(0.40)	$5.15	$(0.23)

     The calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008, does not include 320,349 and 0 shares, respectively, because their effect would have been anti-dilutive.
15. REIT Qualification
     Effective with the Merger, the Company’s operations related to its residential loan portfolios qualify for treatment as a REIT for federal income tax purposes. REITs are generally not required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset and ownership criteria. The REIT-qualifying operations are conducted by the Company and its wholly owned subsidiaries, other than those wholly owned subsidiaries for which taxable REIT subsidiary (“TRS”) elections have been made. The Company’s use of TRSs, which are taxed as C corporations, enables the Company to engage in non-REIT qualifying businesses without violating the REIT requirements. Effective with the Merger, the Company’s insurance and consulting businesses have been conducted through wholly owned TRSs.
     If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income and applicable state and local tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we fail to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property.
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
16. Income Taxes
     The Company recorded an income tax expense of $1.3 million and income tax benefit of $75.7 million for the three and nine months ended September 30, 2009, respectively. The income tax expense for the three months ended September 30, 2009 included $0.8 million related to the reversal of tax benefits previously reflected in accumulated other comprehensive income. The income tax benefit for the nine months ended September 30, 2009 was largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer necessary as a result of the Company’s REIT qualification. Excluding the tax benefit related to the reversal of deferred tax liabilities, the Company recorded an income tax expense of $6.4 million for the nine months ended September 30, 2009, respectively, which was largely due to the Company’s C corporation earnings before the Merger and resulting REIT qualification.

     During the three months ended September 30, 2009 and 2008, an estimated tax rate of 14.0% and (28.8)%, respectively, was used to derive income tax expense of $1.3 million and $1.8 million, respectively, calculated on our income (loss) from operations, before taxes, of $9.6 million and $(6.1) million, respectively. During the nine months ended September 30, 2009 and 2008, an estimated tax rate of (256.4)% and (395.9)%, respectively, was used to derive an income tax expense (benefit) of $(75.7) million and $3.7 million, respectively, calculated on our income (loss) from operations, before taxes, of $29.5 million and $(0.9) million, respectively.
     The Company recognizes tax benefits in accordance with the FASB guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of September 30, 2009 and December 31, 2008, the total gross amount of unrecognized tax benefits was $15.2 million and $15.1 million, respectively.
17. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of September 30, 2009, the unpaid principal balance of the 15 remaining mortgage securities was approximately $1.9 million.
Employment Agreements
     At September 30, 2009, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.
Bayport Plaza Lease
     On May 1, 2009, the Company entered into a sublease with Municipal Mortgage & Equity, LLC to secure the Company’s new corporate headquarters located at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607. The lease commenced on May 15, 2009 and expires on April 29, 2016. The base rent over the lease term is $4.0 million.
     See the office sublease dated May 1, 2009, in the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009.
Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that we were a part of the Walter Energy consolidated group. According to Walter Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 6, 2009 (“Walter Energy September 30, 2009 10-Q”): (a) the Internal Revenue Service (“IRS”) has completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005; (b) the unresolved issues relate primarily to Walter Energy’s method of recognizing revenue on the sale of homes and related interest on the instalment notes receivable; and (c) the items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy’s financial exposure is limited to interest and penalties. The Walter Energy September 30, 2009 10-Q also states that (a) a controversy exists with regard to federal income taxes allegedly owed by Walter Energy for fiscal years 1980 through 1994; (b) after adjusting for various issues that have been settled or conceded to by the parties, Walter Energy estimates that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute; (c) of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year; and (d) consequently, Walter Energy believes that, should the IRS prevail on any such issues, Walter Energy’s financial exposure is limited to interest and possible penalties. Walter Energy discloses further that it believes that all of its current and prior tax filing positions have substantial merit and it intends to defend vigorously any tax claims asserted. Walter Energy also states that it believes it has sufficient accruals to address any claims including interest and penalties. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
     The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns, and the payment of any taxes related thereto, for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and us. In addition, the spinoff of WIM LLC from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. The Tax Separation Agreement provides generally that if the spinoff is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination (“Distribution Taxes”) which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spinoff occurred.
     The foregoing descriptions of the Walter Energy September 30, 2009 10-Q and the Tax Separation Agreement do not purport to be complete and are qualified in their entirety by, respectively, Walter Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 6, 2009, and the terms and conditions of the Tax Separation Agreement filed as an exhibit to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2009.
Miscellaneous Litigation
     The Company is a party to a number of lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. See also Critical Accounting Polices — Litigation and Investigations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
18. Subsequent Events
     Subsequent events were evaluated through November 11, 2009 which is the date that the Company issued these financial statements. In its evaluation, the Company determined that there were no other material recognized or unrecognized subsequent events other than the following:
Common Stock Offering
     On September 22, 2009, the Company filed a registration statement on Form S-11 with the SEC (Registration Number 333-162067), as amended on October 8, 2009 and October 16, 2009, to offer 5 million shares of common stock. In addition, the underwriters of the offering, Credit Suisse and SunTrust Robinson Humphrey, exercised their over-allotment option to purchase an additional 750,000 shares of common stock. The offering closed on October 21, 2009 with all 5 million shares plus the over-allotment of 750,000 shares sold.. This offering of the Company’s common stock, including the exercise of the over-allotment option, generated net proceeds to the Company of approximately $76.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.
     None of the Company’s directors or officers received a direct or indirect benefit from the offering. The proceeds generated from the offering are currently being held in an FDIC-insured account.
Dividend Declaration
     On November 5, 2009, the Company declared a dividend of $0.50 per share on its common stock to stockholders of record on November 18, 2009 which will be paid on November 30, 2009.

Explanatory Note
     On April 17, 2009, Hanover Capital Mortgage Holdings, Inc. (“Hanover”) completed the transactions (the “Merger”) contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the “Merger Agreement”) by and among Hanover, Walter Energy, Inc. (formerly known as Walter Industries, Inc. (“Walter Energy”)), Walter Investment Management, LLC (“Spinco”) and JWH Holding Company, LLC (“JWHHC”). The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment”, “we”, or “us”.
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
     Our website can be found at www.walterinvestment.com. We make available, free of charge through the investor relations section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and our Code of Business Conduct governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non generally accepted accounting principles (GAAP) and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.
     Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, FL 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in our Registration Statement on Form S-11 dated September 22, 2009 (Registration Number 333-162067), as amended on October 8, 2009 and October 16, 2009, and in our other securities filings with the Securities and Exchange Commission (“SEC”).

     In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; the availability of suitable qualifying investments for the proceeds of our secondary offering and risks associated with any such investments we may pursue; the availability of additional investment capital and suitable qualifying investments, and risks associated with the expansion of our business activities; limitations imposed on our business due to our REIT status and our continued qualification as a REIT for federal income tax purposes; financing sources and availability, and future interest expense; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against us; the ability or willingness of Walter Energy and other counterparties to satisfy our/their material obligations under our/their agreements with us; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs; the integration of the former Hanover Capital Mortgage Holdings, Inc. business into that of Walter Investment Management, LLC and its affiliates (the “Merger”), and the realization of anticipated synergies, cost savings and growth opportunities from the Merger; future performance generally; and other presently unidentified factors. In addition, the financial information presented herein is unaudited. Should any of the financial information upon which a forward looking statement is based be changed upon audit, the forward looking statement may also change.
     All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including without limitation any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.
The Company
     We operate as an internally managed, publicly traded REIT. We are a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States. We also operate mortgage advisory and insurance product lines of business. At September 30, 2009, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC (“WMC”), Walter Investment Reinsurance Company, Ltd. (“WIRC”), and Best Insurors, Inc. (“Best”).
Basis of Presentation
     The consolidated financial statements reflect the historical operations of the Financing business which was operated as part of Walter Energy prior to the spin-off. Under Walter Energy’s ownership, the Financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to Spinco. The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.
     Although we have operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of December 31, 2008 and the three and nine months ended September 30, 2008 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had we been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to us from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had we been a separate, stand-alone entity during the periods presented.

     Results of operations for the three and nine months ended September 30, 2009 include the results of operations of legacy Spinco. The results of operations of legacy Hanover are included from the completion of the Merger with Hanover on April 17, 2009 through September 30, 2009. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of Spinco are treated as the historical financial statements of Walter Investment.
     The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to Spinco for accounting purposes. The combined financial statements of WMC, Best and WIRC have become Spinco’s historical financial statements for periods prior to the Merger. Results of operations for three and nine months ended September 30, 2008 are the results of Spinco only.
Business Separation and Merger
     On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to stockholders and subsequent merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and Spinco entered into a definitive agreement to merge with Hanover, which agreement was amended and restated on February 17, 2009. To effect the separation, Spinco was formed on February 3, 2009, as a wholly-owned subsidiary of Walter Energy, having no independent assets or operations. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to Spinco in return for Spinco’s membership unit.
     On April 17, 2009, we completed our separation from Walter Energy. In connection with the separation, Spinco and Walter Energy executed the following transactions or agreements which involved no cash:
•	Walter Energy distributed 100% of its interest in Spinco to holders of Walter Energy’s common stock;

•	All intercompany balances between Spinco and Walter Energy were settled with the net balance recorded as a dividend to Walter Energy;

•	In accordance with the Tax Separation Agreement, Walter Energy will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include Spinco for periods prior to the separation. Spinco will be responsible for any and all taxes reported on any Spinco separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter Energy’s share-based awards held by Spinco employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification under the provisions of the guidance concerning stock compensation.
     The assets and liabilities transferred to Spinco from Walter Energy also included $26.6 million in cash, which was contributed to Spinco by Walter Energy on April 17, 2009. Following the spin-off, Spinco paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members.
     The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company is named Walter Investment Management Corp. and continues to operate as a publicly traded REIT subsequent to the Merger. We are headquartered in Tampa, Florida and have approximately 215 employees. After the spin-off and Merger, Walter Energy’s stockholders that became members of Spinco as a result of the spin-off, and certain holders of options to acquire limited liability company interests of Spinco, collectively owned 98.5% and stockholders of Hanover owned 1.5% of the shares of our common stock outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with Spinco considered the accounting acquirer. We applied for, and was granted approval, to list our shares on the NYSE Amex. On April 20, 2009, our common stock began trading on the NYSE Amex under the symbol “WAC”.
     The reverse acquisition of the operations of Hanover has been accounted for pursuant to the Business Combinations Topic, with Spinco as the accounting acquirer. As a result, the historical financial statements of

Spinco have become the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition (April 17, 2009) at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
Critical Accounting Policies
     The significant accounting policies used in preparation of our consolidated financial statements are described in Note 2 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2008 included in the Form 8-K/A filed with the SEC on July 10, 2009.
     While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as critical. Critical policies are those that are most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These estimates are based upon our historical experience and on various assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:
Revenue Recognition
     Residential loans consist of residential mortgage loans and residential retail instalment agreements and are initially recorded at the discounted value of the future payments using an imputed interest rate. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit. References to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors in our residential retail instalment agreements. We have had minimal purchase and origination activity subsequent to May 1, 2008, when we ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations relate to the financing of sales of REO properties. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition.
     The interest income earned by us is recognized using the interest method. An instalment note states the maximum amount to be charged to the borrowers, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) effect the amount of interest income due to the recognition at that time of any remaining unamortized discounts or premiums arising from the loan’s inception.
     We have the ability to levy costs to protect our collateral position upon default, such as attorney fees and late charges, as allowed by state law. The various legal instruments used allow for different fee structures to be charged to the borrower, for example, late fees and prepayment fees. These fees are ultimately recognized as revenue when collected. Recoveries of advanced taxes and insurance related to residential loans are recognized as income when collected.
     Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     We sell REO which was repossessed or foreclosed from borrowers in default of their loans or notes. Sales of REO involve the sale and, in most circumstances, the financing of both a home and related real estate. Revenues from the sales of REO are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment (for primary residences), frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the installment method until the borrower’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

Allowance for Loan Losses on Residential Loans
     Management’s periodic evaluation of the adequacy of the allowance for losses on residential loans is based on our past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on residential loans is increased by provisions for losses charged to income and is reduced by charge-offs, net of recoveries. As the amount of residential loans decreases and as they age, the credit exposure is reduced, resulting in decreasing provisions.
Real Estate Owned
     REO is recorded at the lower of cost or estimated fair value less estimated costs to sell, which is based on historical resale recovery rates and current market conditions.
Litigation and Investigations
     We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements and assessments by internal counsel of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.
     Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al. , Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that we breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. We believe the case to be without merit and are vigorously pursuing the defense of the claim.
     As discussed in Note 17 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.
Results of Operations
Revenue, net
     For the three and nine months ended September 30, 2009, we reported net income of $8.2 million and $105.3 million, respectively, as compared to a net loss of $7.9 million and $4.6 million for the same periods, respectively, in the prior year. The main components of the change in net income (loss) for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year are detailed in the following table:

Revenue by Portfolio Type
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Residential loans, unencumbered
Interest income	$8,118	$8,690	$(572)	$25,601	$25,063	$538
Less: Interest expense	—	—	—	—	3,509	(3,509)
Less: Interest rate hedge ineffectiveness	—	—	—	—	16,981	(16,981)

Net interest income	8,118	8,690	(572)	25,601	4,573	21,028
Less: Provision for loan losses	812	1,396	(584)	3,171	3,713	(542)

Net interest income after provision for loan losses	7,306	7,294	12	22,430	860	21,570

Residential loans held in securitization trusts
Interest income	35,073	38,959	(3,886)	108,100	121,044	(12,944)
Interest expense	22,229	24,278	(2,049)	67,972	74,923	(6,951)

Net interest income	12,844	14,681	(1,837)	40,128	46,121	(5,993)
Less: Provision for loan losses	2,290	3,893	(1,603)	8,040	8,933	(893)

Net interest income after provision for loan losses	10,554	10,788	(234)	32,088	37,188	(5,100)

Non-interest income
Premium revenue	2,581	3,205	(624)	9,060	8,264	796
Other income, net	461	(1,272)	1,733	838	(1,627)	2,465

Total	3,042	1,933	1,109	9,898	6,637	3,261

Total revenues, net	20,902	20,015	887	64,416	44,685	19,731
Total non-interest expenses	11,314	26,145	(14,831)	34,885	45,618	(10,733)

Income (loss) before income taxes	9,588	(6,130)	15,718	29,531	(933)	30,464
Income tax expense (benefit)	1,345	1,767	(422)	(75,725)	3,694	(79,419)

Net income (loss)	$8,243	$(7,897)	$16,140	$105,256	$(4,627)	$109,883

     Net Interest Income
     The decrease in unencumbered residential loan net interest income for the three months ended September 30, 2009, as compared to the same period in the previous year was due primarily to principal repayments of these loans, a decrease in the volume of voluntary prepayments and a lack of new loan acquisition activity and higher delinquencies. The average prepayment rate for the unencumbered portfolio was 4.05% during the third quarter of 2009, as compared to 4.46% in the third quarter of 2008. The increase in unencumbered net interest income for the nine months ended September 30, 2009, as compared to the same period in the previous year was due primarily to the decrease in interest expense as a result of the repayment of the Warehouse Facilities in April 2008, as well as the $17.0 million interest rate hedge ineffectiveness charge recorded in 2008. The average prepayment rate for the unencumbered portfolio was 4.69% during the nine months ended September 30, 2009, as compared to 6.92% in the same period of 2008.
     The decrease in the securitized residential loan net interest income for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year was due to a decrease in the volume of voluntary prepayments and principal repayments of these loans, offset by a decrease in interest expense due to lower average outstanding borrowings. The average prepayment rate for the securitized portfolio was 3.18% and 3.38% during the three and nine months ended September 30, 2009, respectively, as compared to 4.50% and 4.91% in the same periods of 2008, respectively. The reduction in average borrowings was due to principal payments on the mortgage-backed debt issued with no new issuances over the past year.
     Provision for Loan Losses
     The decrease in the residential loan provision for loan losses for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year was primarily due to an increase in the loss severity assumption for adjustable rate loans in the 2008 period. Additionally, as the amount of residential loans decreases and as the loans season, the credit exposure is reduced, resulting in decreasing provisions.

     Non-Interest Income
     The increase in non-interest income for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year was primarily due to the sale of the third-party insurance agency portfolio, as well as an increase in mortgage advisory revenue.
     Non-Interest Expenses
     The decrease in non-interest expenses for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year was primarily due to $16.1 million in non-recurring charges recorded in 2008 related to a goodwill impairment charge and a provision for estimated hurricane losses offset by additional expenses incurred during 2009 to support corporate functions required as a result of the spin-off from Walter Energy and merger with Hanover.
     Income Taxes
     The change in income tax expense (benefit) for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year was due to the reversal of mortgage-related deferred tax liabilities that were no longer applicable upon our REIT qualification. Income tax expense for the three months ended September 30, 2009 includes a non-cash charge related to the reversal of tax benefits previously reflected in accumulated other comprehensive income.
     Residential Loan Portfolio and Related Liabilities
     Our results of operations for our portfolio during a given period typically reflect the net interest spread earned on our residential loan portfolio. The net interest spread is impacted by factors such as the interest rate our residential loans are earning and our cost of funds. Furthermore, the amount of discount on the residential loans will impact the net interest spread as such amounts will be amortized over the expected term of the residential loans and the amortization will be accelerated due to voluntary prepayments. Loan losses due to defaults will also negatively impact our earnings.
     The following table reflects the average balances of our residential loan portfolio, net, as well as associated liabilities, with corresponding rates of interest and effective yields (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average residential loan balance (1)	$1,705,294	$1,823,012	$1,738,850	$1,827,719
Average mortgage-backed debt balance	1,305,969	1,419,811	1,332,532	1,554,226

Net investment	399,325	403,201	406,318	273,493

Interest income	$43,191	$47,649	$133,701	$146,107
Less: Interest expense	22,229	24,278	67,972	78,432
Less: Interest rate hedge ineffectiveness	—	—	—	16,981

Net interest income	$20,962	$23,371	$65,729	$50,694

Effective interest income yield on the residential loan portfolio (2)	10.13%	10.46%	10.25%	10.66%
Effective interest expense rate (2)	6.81%	6.84%	6.80%	6.73%

Net interest spread (2)	3.32%	3.62%	3.45%	3.93%

Average equity balance	509,862	382,121	460,332	258,234
Average leverage ratio (3)	2.56	3.72	2.89	6.02
Yield on net portfolio assets (2)(4)	4.92%	5.13%	5.04%	4.94%
Return on net investment (2)(5)	21.00%	23.19%	21.57%	32.99%

(1)	Average residential loan balance is net of yield adjustments and gross of allowance for losses for the period.

(2)	Results have been annualized.

(3)	Average leverage ratio is calculated as average mortgage-backed debt balance divided by average equity.

(4)	The yield on net portfolio assets for the nine months ended September 30, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the three and nine months ended September 30, 2009 or the three months ended September 30, 2008. The yield on net portfolio assets is calculated by dividing net interest income by the average residential loan balance.

(5)	The return on net investment for the nine months ended September 30, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the three and nine months ended September 30, 2009 or the three months ended September 30, 2008. The return on net investment is calculated by dividing net interest income by the net investment.
     Net investment decreased for the three months ended September 30, 2009, as compared to the same period in 2008 due to residential loan principal and mortgage-backed debt repayments. Net investment increased for the nine months ended September 30, 2009, compared to the same period in 2008 primarily due to the repayment and termination of the Warehouse Facilities in April 2008 offset by loan principal and mortgage-backed debt repayments.
     Net interest spread decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases are primarily due to a reduction in the effective rate on the residential loans due to a decrease in the voluntary prepayment speeds which resulted in a decrease in the recognition of purchase discounts into interest income, as well as an increase in borrower delinquencies.
     Average leverage ratio decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The decreases are primarily related to a decrease in the average mortgage-backed debt balance due to repayment and termination of the Warehouse Facilities resulting in an increase in the average equity.
     The return on net investment decreased for the three and nine months ended September 30, 2009, as compared to the same period in 2008. The decreases are primarily the result of decreases in interest income due to lower voluntary prepayments and higher delinquencies, as well as a decrease in interest expense from a decrease in the average mortgage-backed debt balance due to repayments and the termination of the Warehouse Facilities.
     Additional Analysis of Residential Loan Portfolio
     Allowance for Loan Losses
     The allowance for loan losses on residential loans was $17.8 million at September 30, 2009 and $19.0 million at December 31, 2008. The following table shows information about the allowance for losses for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Losses	Residential Loans	Allowance	Residential Loans
	(dollars in thousands)
September 30, 2009	$17,789	1.05%	$12,391	0.71%
December 31, 2008	$18,969	1.06%	$16,338	0.90%

     The following table summarizes activity in the allowance for loan losses in our residential portfolio, net for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Unencumbered Residential Loans		Residential Loans Held in Securitization Trusts
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, December 31	$3,418	$1,737	$15,551	$12,255
Provision charged to income	1,269	1,377	3,107	2,864
Less: Charge-offs, net of recoveries	(1,314)	(872)	(3,549)	(3,352)

Balance, March 31	3,373	2,242	15,109	11,767
Provision charged to income	1,090	940	2,643	2,176
Less: Charge-offs, net of recoveries	(1,025)	(856)	(2,883)	(2,323)

Balance, June 30	3,438	2,326	14,869	11,620
Provision charged to income	812	1,396	2,290	3,893
Less: Charge-offs, net of recoveries	(743)	(1,378)	(2,877)	(2,921)

Balance, September 30	$3,507	$2,344	$14,282	$12,592

     Delinquency Information
     The following table presents information about delinquencies in our residential loan portfolio:

	September 30,	December 31,
	2009	2008
Total number of residential loans outstanding	34,804	36,767
Delinquencies as a percent of number of residential loans outstanding:
31-60 days	1.32%	1.32%
61-90 days	0.61%	0.60%
91 days or more	2.40%	2.23%

	4.33%	4.15%
Principal balance of residential loans outstanding ($ in thousands)	$1,856,849	$1,964,978
Delinquencies as a percent of amounts outstanding
31-60 days	1.56%	1.58%
61-90 days	0.75%	0.72%
91 days or more	3.24%	3.05%

	5.55%	5.35%
     The following table presents further information about delinquencies as a percent of amounts outstanding in our residential loan portfolio:

			Residential Loans Held in
	Unencumbered Residential Loans		Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
31-60 days	2.46%	2.29%	1.33%	1.39%
61-90 days	1.41%	0.92%	0.59%	0.67%
91 days or more	5.24%	4.03%	2.72%	2.78%

	9.11%	7.24%	4.64%	4.84%

     The calculation of delinquencies excludes from delinquent amounts those residential loans that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with bankruptcy court approved mortgage payment obligations.
     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	September 30,	December 31,
	2009	2008
Unencumbered residential loans
Number of loans	187	153
Balance (in millions)	$19.6	$16.0
Residential loans held in securitization trusts
Number of loans	647	666
Balance (in millions)	$40.4	$42.3
Total
Number of loans	834	819
Balance (in millions)	$60.0	$58.3
     Portfolio Characteristics
     The weighted average original LTV on the loans in our residential loan portfolio is 89.37% as of September 30, 2009 and 89.18% as of December 31, 2008. The LTV dispersion of our portfolio is as follows:

	September 30,	December 31,
	2009	2008
0.00 - 70.00	1.56%	1.66%
70.01 - 80.00	2.95%	3.04%
80.01 - 90.00(1)	69.82%	69.49%
90.01 - 100.00	25.67%	25.81%

Total	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
     Original LTVs do not include additional value contributed by the borrower to complete the home. This additional value typically was created by the installation and completion of wall and floor coverings, landscaping, driveways and utility connections in more recent periods.
     The current weighted average FICO score of the loans in our residential loan portfolio, updated as of March 31, 2009, was 581 as of September 30, 2009 and 579 as of December 31, 2008. The FICO dispersion of our portfolio is as follows:

	September 30,	December 31,
	2009	2008
<=600	50.61%	51.07%
601 - 640	11.86%	11.30%
641 - 680	8.05%	7.68%
681 - 720	4.40%	4.60%
721 - 760	2.64%	2.45%
761 - 800	2.23%	2.39%
>800	0.84%	1.00%
Unknown or unavailable	19.37%	19.51%

	100.00%	100.00%

     Our residential loans are concentrated in the following states:

	September 30,	December 31,
	2009	2008
Texas	33.88%	33.41%
Mississippi	15.43%	15.36%
Alabama	8.72%	8.86%
Louisiana	6.50%	6.49%
Florida	6.12%	6.24%
Others	29.35%	29.64%

Total	100.00%	100.00%
     Our residential loans were originated in the following periods:

Year 2009 Origination	2.53%
Year 2008 Origination	7.57%
Year 2007 Origination	13.17%
Year 2006 Origination	12.06%
Year 2005 Origination	8.60%
Year 2004 Origination and earlier	56.07%

Total	100.00%
     Real Estate Owned
     The following table presents information about repossessed property related to the unencumbered residential loans (dollars in thousands):

	Units	Balance
Balance at December 31, 2008	151	12,435
Repossessions	202	17,815
Sales	(126)	(11,002)

Balance at September 30, 2009	227	$19,248

     The following table presents information about repossessed property related to the residential loans held in securitization trusts (dollars in thousands):

	Units	Balance
Balance at December 31, 2008	673	35,763
Repossessions	812	43,824
Sales	(791)	(42,090)

Balance at September 30, 2009	694	$37,497

Liquidity and Capital Resources
Overview
     Our principal sources of funds are our existing cash balances, monthly principal and interest payments we receives from our unencumbered residential loan portfolio, cash releases from the securitized residential loan portfolio, and from the sale of our equity and other financing activities. We generally use our liquidity for our operating costs, to make investments, to pay down our mortgage-backed debt and to make dividend payments. As of September 30, 2009, total debt decreased $80.6 million compared to December 31, 2008.

     Our securitization trusts are consolidated for financial reporting under GAAP. Our results of operations and cash flows include the activity of these trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the trusts and serve to only repay the obligations of the trusts unless certain over-collateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the trusts can only be paid if there is sufficient cash flows from the underlying collateral. We own the residual interests in the mortgage-backed debt securities issued by the trusts, which is a component of our cash flow.
     The securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess over-collateralization going to pay down the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to us. As of September 30, 2009, two of the securitization trusts have exceeded servicer triggers and are currently not providing any excess cash flows to us.
     We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans and the proceeds from our recent secondary equity offering will be sufficient to meet operating needs, to invest in residential loans, to make planned capital expenditures, to make all required principal and interest payments on indebtedness, for general corporate purposes and to pay cash dividends as required for our qualification as a REIT. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Mortgage-Backed/Asset-Backed Notes and Warehouse Facilities
     We have historically funded our residential loans through the securitization market. As of September 30, 2009, our nine separate non-recourse securitization trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by $1.4 billion of assets. The mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust.
     At the beginning of the second quarter of 2008, we were a borrower under a $200.0 million Warehouse Facility and a $150.0 million Warehouse Facility providing temporary financing to us for our purchases and/or originations of residential loans. On April 30, 2008, we repaid all outstanding borrowings and terminated the Warehouse Facilities using funds provided by Walter Energy. Since the termination of the Warehouse Facilities, we have no longer used or accessed the mortgage-backed securitization market.
Collateralized Mortgage Obligations
     We have long-term debt in the form of CMOs. CMO debt totaled $2.4 million and $0 at September 30, 2009 and December 31, 2008, respectively. The CMOs, and the related residential loan collateral, were acquired as part of the Merger with Hanover. All of our CMOs are structured as financing transactions, whereby we have pledged residential loans to secure CMOs. As we retained the subordinated securities of this securitization and will absorb a majority of any losses on the underlying collateral, we have consolidated the securitization entity and treat these residential loans as our assets and treat the related CMOs as our debt.
     Borrower remittances received on the CMO collateral are used to make payments on the CMOs. The obligations of the CMOs are payable solely from the underlying residential loans that collateralize the debt and otherwise are non-recourse to us. The maturity of each class of CMO is directly affected by principal prepayments on the related CMO collateral. Each class of CMO is also subject to redemption according to specific terms of the respective indenture agreements. As a result, the actual maturity of any class of CMO is likely to occur earlier than its stated maturity.
Credit Agreements
     In April 2009, we entered into a syndicated credit agreement that provides for a $15.0 million secured revolving credit facility provided by a bank group (the “Syndicated Credit Agreement”). A portion of the Syndicated Credit Agreement, up to $10.0 million, may be used to issue letters of credit. We intend to use the proceeds of the

Syndicated Credit Agreement, as necessary, for general corporate purposes. No borrowings have been made under the Syndicated Credit Agreement since inception and we are in compliance with all covenants
     In April 2009, we entered into a revolving credit agreement and security agreement (the “Revolving Credit Agreement”) among us, certain of our subsidiaries and Walter Energy, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. This facility would be available only after a major hurricane has occurred with projected losses greater than a $2.5 million self-insured retention. As of September 30, 2009, no funds have been drawn under the Revolving Credit Agreement and we are in compliance with all covenants.
     In April 2009, we entered into a support letter of credit agreement (the “Support LC Agreement”) with Walter Energy. The Support LC Agreement was entered into in connection with a letter of credit of $15.7 million and the bonds similarly posted by Walter Energy in support of our obligations. The Support LC Agreement provides that we will reimburse Walter Energy for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of us. As of September 30, 2009, a $15.7 million letter of credit remains outstanding and we are in compliance with all covenants.
     See Note 11 for further information regarding the Agreements.
Statement of Cash Flows
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows provided by operating activities	$35,673	$23,243
Cash flows provided by investing activities	87,380	138,622
Cash flows used in financing activities	(100,476)	(163,686)

Net increase (decrease) in cash and cash equivalents	$22,577	$(1,821)

     Cash balances outstanding were $23.9 million and $1.3 million at September 30, 2009, and December 31, 2008, respectively.
     Net cash provided by operating activities increased $12.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase primarily reflected a one-time cash charge of $17.0 million for interest rate hedge ineffectiveness that was paid in 2008.
     Net cash provided by investing activities decreased $51.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to a $27.9 million decrease in principal payments received on residential loans due to a decline in the overall portfolio balance, lower levels of voluntary prepayments and increased delinquencies, $2.0 million of capital expenditures, as well as $5.9 million of cash transferred to and held as restricted cash in an insurance trust account. The remaining decrease in investing cash flows primarily relate to increases in restricted cash due to the requirements of the securitization trust agreements.
     Net cash used in financing activities decreased $63.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to an $8.7 million decrease in dividends paid to Walter Energy and a $245.7 million decrease in payments on mortgage-backed debt over the prior year. The prior year payments included $214.0 million used to repay and terminate the Warehouse Facilities in 2008. This decrease was partially offset by a $139.8 million decrease in the receivable from Walter Energy over the prior year due to the dividend of the remaining balance to Walter Energy prior to the spin-off, a $25.0 million decrease in the issuance of mortgage-backed debt, $16.0 million of dividends to Spinco interest-holders immediately following the spin-off and $10.4 million of dividends to stockholders.

Off-Balance Sheet Arrangements
     As of September 30, 2009, we retained credit risk on 15 remaining mortgage securities totaling $1.9 million that were sold with recourse in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and have not entered into any derivative contracts or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
     As a REIT, we are required to have declared dividends amounting to at least 90% of our net taxable income (excluding net capital gain) for each year by the time our U.S. federal tax return is filed. Therefore, a REIT generally passes through substantially all of its earnings to stockholders without paying U.S. federal income tax at the corporate level.
     As of September 30, 2009, we expect to pay dividends to our stockholders of all or substantially all of our net income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our board of directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT qualification and such other factors as the board of directors deems relevant.
     On November 5, 2009, we declared a dividend of $0.50 per share on our common stock which will be paid on November 30, 2009 to stockholders of record on November 18, 2009.

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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our third quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
     Notwithstanding the above, we are involved in litigation, investigations and claims arising out of the normal conduct of its business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements and assessments by internal counsel of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.
     Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al. , Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that we breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. We believe the case to be without merit and are vigorously pursuing the defense of the claim.
     As discussed in Note 17 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	The information required in this item is reported herein in Note 18 to the Notes to Consolidated Financial Statements.

(c)	Not applicable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

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

Dated: November 11, 2009

By:	/s/ Kimberly Perez
Kimberly Perez
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 11, 2009

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(2)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(2)	By-Laws of Registrant, effective April 17, 2009.

31.1	(3)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(3)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(3)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Filed herewith