Form 10-K
period 2009-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2010-03-02
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13417
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3000 Bayport Drive, Suite 1100Tampa, FL (Address of principal executive offices)	33607 (Zip Code)

(813) 421-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates, based on the price at which the stock was last sold as of June 30, 2009, was $263.9 million.

The registrant had 25,682,616 shares of common stock outstanding as of February 26, 2010.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Annual Report on Form 10-K under the caption “Risk Factors” and in our other securities filings with the Securities and Exchange Commission.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; the availability of suitable qualifying investments for the proceeds of our October 2009 secondary offering and risks associated with any such investments we may pursue; the availability of additional investment capital and suitable qualifying investments, and risks associated with the expansion of our business activities, including risks associated with expanding our business outside of our current geographic footprint and/or expanding the scope of our business to include activities not currently undertaken by our business; limitations imposed on our business due to our real estate investment trust, or REIT, status and our continued qualification as a REIT for federal income tax purposes; financing sources and availability, and future interest expense; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, changes to licensing requirements, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against us; the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs; the integration of the former Hanover Capital Mortgage Holdings, Inc. business into that of Walter Investment Management, LLC and its affiliates as a result of the merger of the two companies, and the realization of anticipated synergies, cost savings and growth opportunities from the Merger; future performance generally; and other presently unidentified factors.

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

PART I

ITEM 1.	BUSINESS

Our Company

Walter Investment Management Corp., together with its consolidated subsidiaries (“Walter Investment”, the “Company”, “we”, “our” and “us”), is a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States, or U.S. At December 31, 2009, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, or WMC, Walter Investment Reinsurance Co., Ltd., or WIRC, and Best Insurors, Inc., or Best. We operate as an internally managed, publicly traded real estate investment trust, or REIT.

Our business, headquartered in Tampa, Florida, was established in 1958 as the Financing business of Walter Energy, Inc., or Walter Energy, formerly known as Walter Industries, Inc., a diversified company historically operating in the natural resources, financing and homebuilding businesses. The Financing business purchased residential loans originated by Walter Energy’s Homebuilding business, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. We have continued our servicing activities since spinning off from our former parent in April 2009. Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail instalment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors under our residential retail instalment agreements. Over the past 50 years, we have developed significant expertise in servicing credit-challenged residential loans through our differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where our borrowers reside. As of December 31, 2009, we employed 219 employees and serviced over 34,000 individual residential loans with a total outstanding principal balance of $1.8 billion and a net book value as of such date of $1.6 billion.

From 1946 to 2008, JWH built and sold approximately 350,000 homes throughout the southeastern U.S. From 1958 to 2008, WMC, a JWH sister company, purchased residential loans originated by JWH, as well as originated and purchased residential loans on its own behalf. WMC’s business was to service the residential loans until such time as a sufficiently large portfolio had been accumulated, at which point the portfolio would be securitized and placed into a trust, with WMC continuing to service the residential loans in the trust.

As part of a larger strategy to divest various businesses in order to maximize stockholder value by focusing on growth in each of its individual businesses, Walter Energy decided in 2008 to spin off its Financing business via a newly created subsidiary, Walter Investment Management, LLC, or WIM, which included WMC and our two insurance subsidiaries, Best and WIRC. Further, as a result of the economic decline beginning in 2008 in general, and the dramatic decline in the real estate market in particular, Walter Energy ceased its Homebuilding business completely in December 2008.

Following the decision to separate from Walter Energy via the spin-off, and given the nature of our business, it was believed that the best way to optimize our results was for the Company to operate as a REIT. In light of timing and other hurdles to establishing a new REIT, it was determined that the most expedient way to become a REIT was to merge with an existing REIT; in October of 2008, Walter Energy entered into a definitive agreement to merge its Financing business into Hanover Capital Mortgage Holdings, Inc., or Hanover. The merger with Hanover, or Merger, occurred immediately following the spin-off and a taxable dividend distribution on April 17, 2009.

Although Hanover was the surviving legal and tax entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and has been accounted for pursuant to the Business Combinations guidance, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. Thus, the combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for the periods prior to the Merger. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.

We have elected and believe that we have qualified to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, or Code, commencing with our taxable year ended December 31, 1997. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to continue to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property.

Our primary operating entity is WMC from which we operate our residential loan servicing business. Our securitization trusts are held either directly by WMC or Hanover SPC-A or indirectly by Mid-State Capital, LLC. All of our taxable REIT subsidiaries, or TRSs, are held by Walter Investment Holding Company, which is itself a TRS.

Our Strategy

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective through maximizing income resulting from the spread between the interest income we earn from our existing residential loan portfolio and future investments in performing, sub-performing and non-performing residential loans and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

We believe that our in-depth understanding of residential real estate and real estate-related investments, coupled with our underwriting and loan servicing capabilities, will enable us to acquire assets with attractive in-place cash flows and the potential for meaningful capital appreciation over time. Our target assets are residential loans that are generally similar to those that we currently own, including loans that are secured by mortgages on owner-occupied, single-family residences located within our geographic footprint in the southeastern U.S. with initial loan amounts below $300,000. We continue to believe that attractive investment opportunities in our target assets exist due to the economic downturn and corresponding credit crisis. However, the pace of deals coming to market has not yet reached levels anticipated by market participants. Recent reports indicate that the FDIC has in excess of $36 billion of assets from failed banks to be liquidated with another 702 troubled banks on its problem list, which have over $403 billion in assets. We anticipate that the FDIC will continue to deal with the problem banks and dispose of these assets within reasonable timeframes. However, there are currently numerous buyers in the market for the relatively few assets that are available for sale. We will evaluate these bid opportunities as they become available, but we also remain committed to remaining disciplined and investing prudently to provide attractive returns to our stockholders. Shifts in the mortgage market have caused us to expand our scope beyond the acquisition of whole-loans in outright purchase transactions, be it from the FDIC or private sellers, to evaluating co-investment, structured transactions, new origination and servicing opportunities, especially servicing opportunities with fee arrangements offering performance-based structures or more attractive terms than traditional servicing arrangements. We are primarily interested in pursuing opportunities that recognize the value that our high-touch servicing can add to distressed assets and that provide us with the ability to earn attractive returns.

Our senior management team has a long track record and extensive experience managing and investing in residential loans and real estate-related investments through a variety of credit cycles and market conditions. Our senior management team has an average of over 30 years of experience in real estate investing and financing, with significant experience in distressed, sub-performing and non-performing residential loans and REO properties, with an average tenure of approximately 19 years at our Company or our predecessor entities.

Historically, we have funded our residential loans through the securitization market. As of December 31, 2009, we had ten separate non-recourse securitizations outstanding, with an aggregate of $1.3 billion of outstanding debt, which fund residential loans and real estate owned, or REO, with a principal balance of $1.5 billion. Approximately $0.4 billion of our residential loans were unencumbered as of December 31, 2009, while our stockholders’ equity as of such date as determined based on generally accepted accounting principles, or GAAP, was $568.2 million.

While we believe that, in the current environment, we can achieve attractive yields on newly acquired assets on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders. We are not currently required to maintain any specific debt-to-equity ratio and we believe the appropriate leverage for the particular assets that we are financing would depend on the credit quality and risk of those assets. Our leverage ratio has fluctuated and we expect it to continue to fluctuate from time to time based upon, among other things, our assets, market conditions and the availability of and conditions of financings.

Potential sources of leverage may include repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term collateralized mortgage obligations, or CMOs, and other forms of term debt, in addition to transaction- or asset-specific financing arrangements. Current market conditions have adversely affected the cost and availability of financing from each of these sources, and their individual providers, to varying degrees. We believe that, in the future, other sources of financing may become available at affordable terms. For example, the Federal Deposit Insurance Corporation, or FDIC, has indicated that, in conjunction with its liquidation of failed depository institution assets, it may provide or guarantee debt financing to facilitate purchases.

We may also, from time to time, subject to maintaining our qualification as a REIT, utilize derivative financial instruments, including, among others, interest rate swaps, interest rate caps, and interest rate floors, to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

Regulation

Hanover Capital Securities, Inc., one of our TRSs, is a broker/dealer registered with the Securities and Exchange Commission, or SEC, and is a member of the Financial Industry Regulatory Authority.

Property

Our principal office is located at 3000 Bayport Drive, Tampa, Florida 33607. We are a Maryland corporation organized in 1997.

Trade Names, Trademarks and Copyrights

The names of each of our subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. Our subsidiaries have several trademarks and numerous copyrights, including four trademarks that have been registered with the United States Patent and Trademark Office which expire in September 2013, May 2014,

June 2014 and September 2014, respectively. Management does not believe, however, that any one such trademark or copyright is material to us as a whole.

Competition

We compete with a variety of third-party providers for servicing opportunities, as well as institutional investors for the acquisition of residential loans. These investors include other REITs, investment banking firms, savings banks, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in residential loans and other investment assets. Many of these third-party providers and investors are substantially larger, may have greater financial resources, access to lower costs of capital and lower overhead than we do and may focus exclusively on either servicing or acquisitions. While there has historically been a broad supply of liquid mortgage assets for companies like ours to purchase, we cannot provide assurances that we will be successful in acquiring residential loans that we deem suitable for us, because of such other investors competing for the purchase of these assets. Our plan to expand our servicing operations, as well as reestablish our acquisition program will be subject to such competition.

Employees

As of December 31, 2009, we employed 219 full-time employees. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees are a party to any collective bargaining agreements.

Available Information

Our website can be found at www.walterinvestment.com. We make available, free of charge through the investor relations section of our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, FL 33607, Attn: Investor Relations, telephone (813) 421-7694.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below. If any of the risks described below should occur, our business, prospects, financial condition, cash flows, liquidity, results of operations, and our ability to make cash distributions to our stockholders could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties that we currently are unaware of, or that we currently deem to be immaterial, also may become important factors that adversely impact us. Further, to the extent any of the information contained in this Annual Report on Form 10-K constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Associated With Recent Adverse Developments in the Mortgage Finance and Credit Markets

Difficult conditions in the mortgage and real estate markets, financial markets and the economy generally may cause us to incur losses on our portfolio or otherwise be unsuccessful in our business strategies. A prolonged economic slowdown, recession or period of declining real estate values could materially and adversely affect us.

The implementation of our business strategies may be materially affected by current conditions in the mortgage and housing markets, the financial markets and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, the availability and cost of credit, the mortgage market and the real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward.

The risks associated with our current investment portfolio and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. A weakening economy and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investment portfolio in the event of a default because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, under such conditions, our access to capital will generally be more limited, if available at all, and more expensive. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

Continued weakness in the mortgage and residential real estate markets may hinder our ability to acquire assets and implement our growth plans and could negatively affect our results of operations and financial condition, including causing credit and market value losses related to our holdings which could cause us to take charges and/or add to our allowance for loan losses in amounts which may be material.

The residential mortgage market in the United States has experienced significant levels of defaults, credit losses, and liquidity concerns. These factors have impacted investor perception of the risk associated with the residential loans that we own and in which we intend to make further investments. Continued or increased deterioration in the residential loan market may adversely affect the performance and market value of our investments. Deterioration in home prices or the value of our portfolio could require us to take charges, or add to our allowance for loan losses, either or both of which may be material.

The residential loan market also has been severely affected by changes in the lending landscape and there is no assurance that these conditions have fully stabilized or will not worsen. The severity of the liquidity limitation was largely unanticipated by the markets and access to mortgages has been substantially limited.

While the limitation on financing was initially in the subprime mortgage market, it appears that liquidity issues now also affect prime and Alt-A lending, with mortgage rates remaining much higher than previously available in recent periods and the curtailment of many product types. This has an adverse impact on new demand for homes, which will compress the home ownership rates and have a negative impact on future home price performance. There is a strong correlation between home price growth rates and residential loan delinquencies. The market deterioration has caused us to expect increased credit losses related to our holdings and to sell some foreclosed real estate assets at a loss.

Risks Related to Our Business

We have limited experience operating as a stand-alone publicly traded REIT and therefore may have difficulty in successfully and profitably operating our business and complying with regulatory requirements applicable to public companies. In addition, we are dependent on key members of our senior management team that have limited experience operating as a REIT.

We were spun off from our former parent, Walter Energy, on April 17, 2009. The operation of our business separate from Walter Energy has placed significant demands on our management, operational and technical resources. Our future performance will depend on our ability to function as an independent company, to finance and manage expanding operations, and to adapt our information systems to changes in our business.

Prior to our Merger with Hanover, we did not operate as a REIT or a public company. Our senior management team has limited experience operating a REIT and operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code applicable to REITs. We cannot assure you that we will be able to successfully meet the standards, including ownership restrictions, income distribution requirements, qualifying asset and income tests and other such standards, necessary to continue to qualify and operate as a REIT. In addition, managing a portfolio of assets under the REIT requirements of the Code may limit the types of investments we are able to make and thus hinder our ability to achieve our investment objectives.

Following the Merger, we have operated as a stand-alone publicly-traded company and are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the NYSE Amex. As a result, we have and will continue to incur additional expenses including increased legal and accounting fees, governance and compliance costs, Board of Director fees and expenses, transfer agent fees, increased insurance costs, printing costs and filing fees, and increased expenditures for our accounting, finance, treasury, tax, and investor and public relations functions. In addition, we have qualified as a “small reporting company” under the rules and regulations of the SEC and therefore have been subject to scaled reporting under the Exchange Act and the Securities Act. However, commencing with the filing of our first quarterly report in 2010, we will be subject to larger company disclosure standards which may require more difficult and costly compliance. We cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies as a public company or comply with regulatory requirements applicable to public companies.

We cannot assure you that we will be successful in identifying and consummating investments in residential loans on attractive terms, or at all.

We expect to acquire residential loans with the net proceeds of our secondary offering, including in liquidations by the FDIC of portfolios of mortgage loans of failed depository institutions and from other owners of those assets, such as mortgage banks, commercial banks, savings and loan associations, credit unions, insurance companies and GSEs. We also may participate in programs established by the U.S. government, such as the Legacy Loans Program. There can be no assurance that we will be able to acquire residential loans from these sources on attractive terms, or at all. In particular, there can be no assurance that the FDIC will continue to liquidate the assets of failed depository institutions on terms that may be attractive, or at all, or that we will be able to acquire any residential loans in liquidations by the FDIC. Furthermore, we may not be eligible to participate in programs established by the U.S. government, such as the Legacy Loans Program, or, if we are eligible, that we will be able to utilize such programs successfully or at all. To the extent that we are unable to successfully identify and consummate investments in residential loans from these and other sources, our business, financial condition and results of operations would be materially and adversely affected.

We may not be successful in achieving our growth objectives.

Our success in achieving our growth objectives will depend on many factors, including, but not limited to, the availability of attractive risk-adjusted investment opportunities in our target assets, identifying and consummating these investments on favorable terms, our ability to access financing and capital on favorable terms and conditions in the financial markets, our ability to successfully service the loans we acquire, and the real estate markets and the economy. In addition, we may face substantial competition for attractive investment opportunities, significant demands on our operational, financial, accounting, information technology and telecommunications systems and legal resources, and increased costs and expenses. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or effectively manage and service any such portfolio of residential loan investments.

There may be risks associated with the growth of our business, including risks that third parties with which we contract may not perform as expected.

We may purchase residential loans outside of our southeastern U.S. footprint, either as a targeted acquisition or as part of a more widely dispersed portfolio that includes residential loans both inside and outside of our footprint. In the event that we seek to expand our field servicing into these areas, we risk being unable to retain or employ qualified personnel to expand our servicing, or that our servicing methodologies may not be as successful in other geographic regions as they have been in the southeastern U.S. We also may contract with third party servicers to service residential loans located outside of our southeastern footprint; there can be no guarantee that these third parties will be as successful as our personnel in servicing these residential loans. In addition, we may seek to grow our business through partnerships and other joint venture arrangements with third parties, as well as through the merger with, or acquisition of, third parties that supplement or are otherwise complementary to our existing business. We also may seek to expand our business beyond its current scope, including loan origination and performance based servicing. There can be no guarantee that we will be successful in identifying or reaching agreement with third parties or that such efforts to grow or expand the business will be successful.

We may not realize the growth opportunities expected from our Merger and the integration of Hanover’s business with our business could prove difficult.

The success of our strategies will depend, in part, on our ability to realize the growth opportunities that we believe will result from combining the core competencies of Hanover’s business with our servicing operations. A component of our growth strategy is to take advantage of the experience of Hanover and its senior personnel in identifying suitable residential loan acquisition opportunities. Accordingly, our ability to realize these growth opportunities, and the timing of this realization, initially will depend on our ability to integrate our operations, technologies, services, accounting and personnel with those of Hanover. Even if the integration of Hanover’s business with our business is successful, there can be no assurance that this integration will result in the realization of the full benefits of the growth opportunities currently expected from this integration or that these benefits will be achieved within the anticipated time frame. In addition, although we performed due diligence on Hanover prior to the Merger, an unavoidable level of risk remains regarding the actual condition of Hanover’s business. For example, we may have acquired unknown or unasserted liabilities or claims or liabilities not susceptible of discovery during our due diligence investigation that manifest only at a later date. If we are unsuccessful in overcoming these risks, our business, financial condition and results of operations could be materially and adversely affected.

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to stockholders.

We depend upon the availability of adequate funding and capital for our operations and to grow our business. We generally are required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) for each tax year in order to qualify as a REIT, which we intend to do. As a result, a limited amount of retained earnings are available to execute our growth strategies. It is possible that if we achieve anticipated growth levels and/or if significant additional opportunities to expand our business operations are presented, we may require additional funds in order to finance such growth. Additional financing to finance growth may not be available on favorable terms, or at all. In the future we may fund our investments through a variety of means, including additional equity issuances, as well as various forms of financing such as repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term collateralized mortgage obligations, or CMOs, and other forms of term debt, in addition to transaction or asset-specific financing arrangements. Our access to financing and capital will depend upon a number of factors over which we may have little or no control, including:

•	general market conditions;

•	the market’s perception of our business and growth potential;

•	our current and potential future earnings and cash distributions;

•	the market price of the shares of our common stock; and

•	the market’s view of the quality of our assets.

The current weakness in the mortgage sector, and the current situation in the broader capital and credit markets, have adversely affected many potential lenders. Current market conditions have adversely affected the cost and availability of financing from many of these sources, and from individual providers, to different degrees. Some sources generally are unavailable, while others are available only at a high cost. As a result, potential lenders may be unwilling or unable to provide us with financing or may tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. These lenders could require additional collateral and other terms and costs that could increase our financing costs and reduce our profitability.

As a result of these factors, the execution of our investment strategy may be dictated by the cost and availability of funding from these different sources. We may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot provide assurance that we will have access to such equity or debt capital on favorable terms at desired times, or at all, which may cause us to curtail our investment activities and which could negatively affect our financial condition and results of operations.

We operate in a highly competitive market for investment opportunities and more established competitors may be able to compete more effectively for investment opportunities than we can.

A number of entities compete with us for investment opportunities in our target assets. We compete with other REITs, specialty finance companies, public and private funds, commercial and investment banks and other institutional investors.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create significant competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We may leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to stockholders.

As of December 31, 2009, we had outstanding indebtedness of approximately $1.3 billion, which consisted entirely of non-recourse leverage from our securitizations entered into prior to 2007. We are not required to maintain any specific debt-to-equity ratio and our governing documents contain no limitation in the amount of debt that we may incur.

Subject to market conditions and availability, we may incur significant debt in the future through a variety of forms, such as repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements. The amount of leverage we may use to make future investments will vary depending on our ability to obtain financing, lenders’ and rating agencies’ estimates of the stability of the cash flow from our investments, and our assessment of the appropriate amount of leverage for the particular assets we are funding.

Any return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage or increase the amount of collateral we are required to provide, or increase the cost of our financing relative to the income that can be derived from the assets acquired.

Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the market price of our common stock. We may not be able to meet our debt service obligations and, to the extent that we cannot, we could be subject to risks such as: (i) the acceleration of such debt and any other debt subject to cross-default provisions, (ii) the loss of our ability to borrow unused amounts under any of our financing arrangements could be reduced or eliminated, and (iii) the loss of some or all of our assets to foreclosure or sale.

At the present time, we do not have available to us repurchase agreements, warehouse facilities, securitizations and term CMO financings or other committed forms of leverage. In the event that they become available in either the near term or over the long-term, we may leverage certain of our assets through these types of financings. In the event that we use these financings, we will be subject to certain risks, such as: (i) decreases in the value of assets funded or collateralized by these financings, which may lead to margin calls that we will have to satisfy; if we do not have the funds or collateral available to satisfy such margin calls, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, (ii) since the financing costs of such facilities typically are determined by reference to floating rates and the assets funded by the facility may be at fixed rates, net interest income will decline in periods of rising interest rates as financing costs increase while interest income remains fixed, and (iii) these facilities may have maturity dates that are shorter than the maturities of the assets funded by the facility and if the facilities cannot be replaced or extended at their maturity we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The need to satisfy such margin calls or maturities and any compression of net interest income in a period of rising interest rates may reduce cash flow available for distribution to you. Any reduction in distributions to you or sales of assets at inopportune times or at a loss may cause the value of our common stock to decline, in some cases, precipitously.

Certain of our existing financing facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Certain of our existing financing facilities contain restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial and asset quality tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain of our financing agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The covenants and restrictions in our financing facilities may restrict our ability to, among other things: incur or guarantee additional debt; make certain investments or acquisitions; make distributions on or repurchase or redeem capital stock; engage in mergers or consolidations; grant liens; sell, lease, assign, transfer or dispose of any of our assets, business or property; and enter into transactions with affiliates.

These restrictions may interfere with our ability to obtain financing, including the financing needed for us to qualify as a REIT, or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue a leverage strategy, which could curtail our investment returns.

The repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements that we may use to finance our investments, may contain restrictions, covenants, and representations and warranties that restrict our operations or may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We may use repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance our investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other things, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These financing agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

If the market value of the loans pledged by us to a funding source declines in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the collateral or funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

Our current and possible future use of term CMO and securitization financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of our current CMOs and securitizations generally provide, and those that we may sponsor in the future typically will provide, that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as over-collateralization. Our CMO and securitization terms do, and we anticipate that future CMO and securitization terms will, provide that, if certain delinquencies or losses exceed specified levels based on the analysis by the lenders or the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. Given recent volatility in the CMO and securitization market, rating agencies may depart from historic practices for CMO and securitization financings, making them more costly for us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CMO and securitization financings will increase.

Our existing securitization trusts contain servicer triggers that, if exceeded, could result in a significant reduction in cash flows to us.

Our existing securitization trusts contain delinquency and loss triggers that, if exceeded, result in any excess over-collateralization going to pay down the bonds for that particular securitization at an accelerated pace instead of releasing the excess cash to us. Three of our existing securitizations: Mid-State Trust X, or Trust X, Mid-State Capital Corporation 2005-1, or Trust 2005-1, and Mid-State Capital Corporation 2006-1, or Trust 2006-1, exceeded certain triggers and did not provide any significant levels of excess cash flow to us during 2009. As of December 31, 2009, Trust X held mortgage loans with an outstanding principal balance of $193.1 million and a book value of $164.7 million, which collateralized bonds issued by Trust X having an outstanding principal balance of $169.5 million. In February 2010, we purchased Trust X REO at its par value of approximately $3.0 million. As a result of this transaction, the Trust X loss trigger has been cured. Consequently, on February 16, 2010 we received a $4.2 million cash release from this securitization. As of December 31, 2009, Trust 2005-1 held mortgage loans with an outstanding principal balance of $177.0 million and a book value of $170.4 million, which collateralized bonds issued by Trust 2005-1 having an outstanding principal balance of $160.8 million. As of December 31, 2009, Trust 2006-1 held mortgage loans with an outstanding principal balance of $183.4 million and a book value of $174.4 million, which collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $179.0 million.

All of our other securitization trusts have experienced some level of delinquencies and losses, and if any of these additional trusts were to exceed their triggers or if we are unable to cure the triggers already exceeded, any excess cash flow from such trusts would not be available to us and we may not have sufficient sources of cash to meet our operating needs or to make required REIT distributions.

Our failure to effectively service our portfolio of residential loans would materially and adversely affect us.

Most residential loans and securitizations of residential loans require a servicer to manage collections on each of the underlying loans. Our servicing responsibilities include providing delinquency notices when necessary, loan workouts and modifications, foreclosure proceedings, short sales, liquidations of our REO acquired as a result of foreclosures of residential loans, and, to the extent loans are securitized and sold, reporting on the performance of the loans to the trustee of such pooled loans. Servicer quality is of prime importance in the default performance of residential loans. Both default frequency and default severity of loans may depend upon the quality of our servicing. If we are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If we take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Higher loss severity may also be caused by less successful dispositions of REO properties. Our ability to effectively service our portfolio of residential loans is critical to our success, particularly given our strategy of maximizing the value of the residential loans that we acquire through loan modification programs, differentiated servicing and other initiatives focused on keeping borrowers in their homes and, when that is not possible and foreclosure is necessary, maximizing recovery rates. Our effectiveness is tied to our high-touch servicing approach. In the event we purchase residential loans outside of our southeastern U.S. footprint, either as a targeted acquisition or as part of a widely dispersed portfolio that includes residential loans both inside and outside of our footprint, we may, among other options, expand our servicing network into such areas, contract with third party servicers to service these residential loans and/or subsequently divest such residential loans. There can be no guarantee that we will be as effective servicing loans outside of our footprint as we have been inside our footprint, nor that third party servicers will be as effective as we have been.

Residential loans are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud.

During the time we hold residential loans we are subject to risks on the underlying residential loans from borrower defaults and bankruptcies and from special hazard losses, such as those occurring from earthquakes, hurricanes or floods that are not covered by standard hazard insurance. If a default occurs on any residential loan we hold, we may bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property plus any payments from any insurer or guarantor, and the amount owing on the residential loan. Defaults on residential loans historically coincide with declines in real estate values, which are difficult to anticipate and may be dependent on local economic conditions. Increased exposure to losses on residential loans can reduce the value of our portfolio.

The lack of liquidity in our portfolio may adversely affect our business.

We have invested and may continue to invest in residential loans that are not liquid. It may be difficult or impossible to obtain third party pricing on the residential loans we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our residential loans may make it difficult for us to sell such residential loans if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our portfolio. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems, or unsuccessful implementation of new systems, could cause delays or other problems in our servicing activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

Economic conditions in Texas, Louisiana, Mississippi, Alabama and Florida may have a material impact on our profitability because we conduct a significant portion of our business in these markets.

Our residential loans currently are, and likely will be, concentrated in the Texas, Louisiana, Mississippi, Alabama and Florida markets. As a result of the geographic concentration of residential loans in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate conditions. In the past, rates of loss and delinquency on residential loans have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic conditions may hinder the ability of borrowers to repay their obligations in areas in which we conduct the majority of our business. In the event of negative economic changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be materially and adversely affected.

Natural disasters and adverse weather conditions could disrupt our business and adversely affect our results of operations, including those of our insurance business.

The climates of many of the states in which we do and will operate, including Texas, Louisiana, Mississippi, Alabama and Florida, where we have the largest concentrations of residential loans, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in the areas in which we do and will conduct our business, or in nearby areas, have in the past, and may in the future, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio and weaken the demand for homes that we may have to repossess in affected areas, which could adversely affect our results. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses that may occur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

Our insurance business is also susceptible to risks of natural disasters and adverse weather conditions. Best places coverage through American Modern Insurance Group, or AMIG, which, in turn, reinsures some or all of the coverage through WIRC. WIRC has a reinsurance policy with Munich Re. This policy has a $2.5 million deductible per occurrence with an aggregate limit of $10 million per year. Multiple occurrences of natural disasters and/or adverse weather conditions will subject us to the payment of a corresponding number of deductibles of up to $2.5 million per occurrence. In addition, to the extent that insured losses exceed $10 million in the aggregate in any policy year, we will be responsible for the payment of such excess losses. Because we are dependent upon Munich Re’s ability to pay any claims on our reinsurance policy, should they fail to make any such payments, the payments would be our responsibility. In the future, reinsurance of WIRC’s exposure to AMIG may not be available, or available at affordable rates leaving us without coverage for insured claims. While we currently have a $10 million facility provided by Walter Energy to cover catastrophic hurricane losses, the facility expires in April 2011 and is not likely to be replaced, and we therefore will have increased exposure to our insurance business at such time.

We may be subject to liability for potential violations of predatory lending and/or servicing laws, which could adversely impact our results of operations, financial condition and business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as an originator or servicer, in the case of originated or owned loans, or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business may increase the cost of compliance and the risks of noncompliance.

Our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years. Some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages. Further, federal legislation recently has been proposed which, among other things, also could hinder the ability of a servicer to foreclose promptly on defaulted residential loans or would permit limited assignee liability for certain violations in the residential loan origination process, and which could result in us being held responsible for violations in the residential loan origination process.

In addition, the U.S. government through the Federal Housing Administration, or FHA, the FDIC and the U.S. Department of Treasury, or the Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), Home Affordability Modification Program, or HAMP, and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. Although our current loan portfolio is not materially impacted by these programs, loans that we acquire or service in the future may be subject to such programs. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, Freddie Mac, or the Government National Mortgage Association, or Ginnie Mae, may adversely affect the value of, and the returns on, such residential mortgage loans.

Furthermore, if regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. Our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and any such changes could adversely affect our cost of doing business and profitability.

The Financial Reform Plan could have an adverse effect on our operations.

On June 17, 2009, the U.S. Treasury released the Obama administration’s framework for financial regulatory reform, or the Reform Plan. The Reform Plan proposes a comprehensive set of legislative and regulatory reforms aimed at promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the government with the tools it needs to manage financial crises, and raising international regulatory standards and improving international cooperation. Implementation of the Reform Plan, including changes to the manner in which financial institutions (including GSEs, such as Fannie Mae and Freddie Mac), financial products, and financial markets operate and are regulated and in the accounting standards that govern them, could adversely affect our business and results of operations.

As of March 1, 2010, no legislation has been enacted, no regulations have been promulgated, and no accounting standards have been altered in response to the Reform Plan that would materially effect our operations. However, we expect that the Reform Plan may result in new legislation, regulation, and accounting standards in the future, possibly including legislation, regulation, or standards that go beyond the scope of, or differ materially from, the proposals set forth in the Reform Plan. Any new legislation, regulation, or standards affecting financial institutions, financial products, or financial markets could subject us to greater regulatory scrutiny, make it more expensive to conduct our business, increase competition, limit our ability to expand our business, or have an adverse effect on our results of operations, possibly materially.

There can be no assurance that the actions of the U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, and our business may not benefit from these actions; further government actions or the cessation or curtailment of current U.S. government programs and/or participation in the mortgage and securities markets could adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, Federal Reserve and U.S. Treasury and other governmental and regulatory bodies have taken action to stabilize the financial markets. Significant measures include: the enactment of the Emergency Economic Stabilization Act of 2008, or the EESA, to, among other things, establish TARP; the enactment of the Housing and Economic Recovery Act of 2008, or the HERA, which established a new regulator for Fannie Mae and Freddie Mac; and the establishment of the TALF and the PPIP.

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. government actions will have a beneficial impact on the financial markets, including on current extreme levels of volatility. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. There can also be no assurance that we will continue to be eligible to participate in programs established by the U.S. government such as the TALF or the PPIP or, if we remain eligible, that we will be able to utilize them successfully or at all. In addition, because the programs are designed, in part, to restart the market for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets. It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. government. In addition, the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. However, there can be no assurance that the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies will not eliminate or curtail current U.S. government programs and/or participation in the mortgage and securities markets. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. While we intend to undertake substantial work to maintain compliance with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares of common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We will utilize analytical models and data in connection with the valuation of our future investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our proposed future investments and strategies, we will rely on analytical models and information and data, some of which is supplied by third parties. When our models or such data prove to be incorrect or misleading, any decision made in reliance thereon exposes us to potential risks. Some of the analytical models that will be used by us are predictive in nature. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. We also will use valuation models that will rely on market data inputs. If incorrect market data is input into a valuation model, even a well-respected valuation model may provide incorrect valuations and, as a result, could provide adverse actual results as compared to the predictive results.

Our success will depend, in part, on our ability to attract and retain qualified personnel.

Our success will depend, in part, on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management personnel. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for our business. The loss of key management personnel or other key employees or our inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

While we expand our business, we may not be successful in conveying the knowledge of our long-serving personnel to newly hired personnel and retaining our internal culture.

Much of our success can be attributed to the knowledge, experience, and loyalty of our key management and other personnel who have served us for many years. As we grow and expand our operations, we will need to hire new employees to implement our business strategies. It is important that the knowledge and experience of our senior management and our overall philosophies, business model, and operational standards, including our differentiated high-touch approach to servicing, are adequately conveyed to, and shared by, these new members of our team. At the same time, we must ensure that our hiring and retention practices serve to maintain our internal culture. If we are unable to achieve these integration objectives, our growth could come at a risk to our business model, which has been a major underlying component of our success.

We may change our investment and operational policies without stockholder consent, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, growth, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Risks Related To Our Investments

We invest in subprime, non-conforming and other credit-challenged residential loans, which are subject to increased risks relative to performing loans.

Our portfolio includes, and we anticipate that we will use the net proceeds from our secondary offering to acquire, subprime residential loans and sub-performing and non-performing residential loans, which are subject to increased risks of loss. Loans may be, or may become, sub-performing or non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations to us. Such sub-performing or non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our senior management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of the loans. However, even if such restructuring were successfully accomplished, a risk exists that the borrowers will not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.

In addition, certain sub-performing or non-performing loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

In the future, it is possible that we may find it necessary or desirable to foreclose on some of the residential loans that we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the residential loans in which we intend to invest.

Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

We may not realize expected income from our portfolio.

We invest to generate current income. To the extent the borrowers on the residential loans we invest in default on interest or principal payments, we may not be able to realize income from our portfolio. Any income that we realize may not be sufficient to offset our expenses. Our inability to realize income from our portfolio would have a material adverse effect on our financial condition and results of operations, our ability to make distributions to stockholders and the trading price of our common stock.

Increases in interest rates could negatively affect the value of our portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to stockholders.

We have and will likely continue to invest directly in residential loans. Under a normal yield curve, an investment in these loans will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to you. A significant risk associated with our portfolio is the risk that long-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of our portfolio would decline, and the duration and weighted average life of our portfolio would increase. While we plan to hold our portfolio to maturity, we could realize a loss if our portfolio were to be sold. Market values of our portfolio may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those residential loans that are subject to prepayment risk and widening of credit spreads.

Accounting rules for certain of our transactions continue to evolve, are highly complex, and involve significant judgments and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for determining the fair value measurement and disclosure of financial instruments are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions related to fair value could impact our financial statements and our ability to timely prepare our financial statements.

A prolonged economic slowdown, a recession or declining real estate values could impair our portfolio and harm our operating results.

Our portfolio is susceptible to economic slowdowns or recessions, which could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, result in a decision by lenders not to extend credit to us, or force us to sell assets at an inopportune time and for a loss. These events could prevent us from increasing investments and have an adverse effect on our operating results.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We currently are not involved in any material hedging activities or transactions. However, subject to maintaining our qualification as a REIT, we may in the future seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from non-qualified hedging transactions (other than through TRSs) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	a court could rule that such an agreement is not legally enforceable.

We intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but our Board of Directors may choose to change this policy in the future. Hedging may reduce any overall returns on our investments, which could reduce our cash available for distribution to our stockholders. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Changes in prepayment rates could negatively affect the value of our residential loan portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to stockholders.

There are seldom any restrictions on borrowers’ abilities to prepay their residential loans. Homeowners tend to prepay residential loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay residential loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment may result in reduced earnings or losses for us and negatively affect the cash available for distribution to you.

To the extent our residential loans are purchased at a premium, faster-than-expected prepayments result in a faster-than-expected amortization of the premium paid, which would adversely affect our earnings. Conversely, if these residential loans were purchased at a discount, faster-than-expected prepayments accelerate our recognition of income.

A decrease in prepayment rates may adversely affect our profitability.

Borrower prepayment of residential loans may adversely affect our profitability. We may purchase residential loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the investment. In accordance with accounting rules, we will accrete this discount over the expected term of the investment based on our prepayment assumptions. If the investment is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the portfolio and result in a lower-than-expected yield on investment purchased at a discount to par.

The residential loans we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential loans are typically secured by single-family residential property and are subject to risks of delinquency, foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In the event of the bankruptcy of a residential loan borrower, the residential loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a residential loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed residential loan.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future upon a default of residential loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	condemnation; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to you.

Insurance on residential loans and their collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Risks Related To The Funds Obtained in Our 2009 Secondary Offering and Our Common Stock

We may allocate the net proceeds from the offering to investments with which you may not agree.

In October 2009, we raised approximately $76.8 million in capital through a secondary offering of company stock. As of December 31, 2009 we had not yet identified suitable investments for any of those funds. We will have significant flexibility in investing the net proceeds of this offering and we may use the net proceeds from this offering to make investments with which you may not agree. The failure of our management to apply these proceeds effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our financial conditions and results of operations, and could cause the value of our common stock to decline.

There is a risk that you may not receive distributions or that distributions may not grow over time.

We anticipate making distributions on a quarterly basis out of assets legally available therefor to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our Board of

Directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions, or the amount we have to pay to our stockholders are:

•	the profitability of the investment of the net proceeds of our secondary offering;

•	our ability to make profitable investments;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

A change in any one of these factors could affect our ability to make distributions. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

Market interest rates may have an effect on the trading value of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market value of our shares. For instance, if interest rates rise, it is likely that the market price of our shares will decrease as market rates on interest-bearing securities, such as bonds, increase.

Investing in our shares may involve a high degree of risk.

The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, are subject to credit risk, interest rate, and market value risks, among others and therefore an investment in our shares may not be suitable for someone with lower risk tolerance.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has recently experienced extreme price and volume fluctuations that have affected the market price of the shares of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Our existing portfolio of residential loans was primarily purchased from and originated by Walter Energy’s homebuilding affiliate, JWH, and we may not be successful in identifying and consummating suitable investment opportunities independent of this origination platform, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions of portfolios of residential loans or otherwise is integral to our business strategy and requires us to identify suitable investment opportunities that meet our criteria. Our existing portfolio of residential loans was primarily purchased from and originated by Walter Energy’s homebuilding affiliate, JWH, and these loans were underwritten according to our specifications. Following the spin-off of our business from Walter Energy, we now operate our business on an independent basis and there can be no assurance that we will be successful in identifying and consummating suitable investment opportunities independent of Walter Energy and JWH. Failure to identify or consummate acquisitions of portfolios of residential loans on attractive terms or at all will slow our growth, which could in turn adversely affect our results of operations.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and special stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a “control share acquisition” (defined as the acquisition of “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act (which we have upon the completion of our secondary offering), and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

Our Board of Directors is divided into three classes of directors. The terms of the directors expire in 2010, 2011 and 2012, respectively. Directors of each class will be elected for three-year terms upon the expiration of their current terms, and each year one class of directors will be elected by our stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board of Directors may, without stockholder approval, classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. In seeking to qualify for an exemption from registration under the Investment Company Act, our ability to make certain investments will be limited, which also may reduce our returns.

We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses

In general, we expect to operate our company so that we will not be required to register as an investment company under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our portfolio be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. Specifically, our investment strategy is to invest at least 55% of our assets in mortgage loans and other qualifying interests in real estate. As a result, we are limited in our ability to make certain investments. If we fail to qualify for this exemption in the future, we could be required to restructure our activities in a manner that or at a time when we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock, the sustainability of our business model, and our ability to make distributions. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act.

In addition, there can be no assurance that the laws and regulations governing REITs, including regulations issued by the Division of Investment Management of the SEC, providing more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations.

Rapid changes in the values of our residential loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exclusion from the Investment Company Act.

If the market value or income potential of our residential loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exclusion from the Investment Company Act. Doing so may be especially difficult if the decline in real estate asset values and/or income occurs quickly. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

Risks Relating to Our Relationship with Walter Energy

We may have substantial additional liability for U.S. federal income tax allegedly owed by Walter Energy.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy-controlled group for any period during which we were included in the Walter Energy-controlled group.

A controversy exists with regard to the U.S. federal income taxes allegedly owed by Walter Energy for fiscal years ended August 31, 1983 through May 31, 1994. WIM predecessor companies were included within Walter Energy during these years. According to Walter Energy’s most recent public filing, the amount of tax claimed by the IRS in an adversary proceeding in bankruptcy court, including interest and penalties, is substantial. Walter’s public filing further provides that Walter Energy believes that, should the IRS prevail on any issues in dispute, Walter Energy’s exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years. While Walter Energy is obligated to indemnify us against any such claims, as a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy disclosed in its public filing that it believes its filing positions have substantial merit and that they intend to defend vigorously any claims asserted, but there can be no assurance that Walter Energy is correct or that, if not, they will be able to pay the amount of the claims.

The tax separation agreement between us and Walter Energy allocates to us certain tax risks associated with the spin-off of the financing division and the Merger and imposes other obligations that may affect our business.

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated U.S. federal income tax group and certain combined, consolidated, or unitary state and local income tax groups. Under the terms of the tax separation agreement between Walter Energy and WIM dated April 17, 2009, WIM generally computes WIM’s tax liability for purposes of its taxable years ended December 31, 2008 and April 16, 2009, on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to WIM’s U.S. federal income and combined state returns, to file all such returns on WIM’s behalf and to determine the amount of WIM’s liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax separation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, WIM (and therefore we) generally will be responsible for any taxes incurred by Walter Energy or its stockholders if such taxes result from certain of our actions or omissions or for a percentage of any such taxes that are not a direct result of either our or Walter Energy’s actions or omissions based upon a designated allocation formula. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax separation agreement, we could be liable for those taxes as a result of WIM being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. Moreover, the tax separation agreement obligates WIM to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy.

Tax Risks

Summary of U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Annual Report on Form 10-K and that could affect the U.S. federal tax treatment of us or our stockholders. Investors are advised to consult with tax experts to fully assess their tax risks.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain residential loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer other than a TRS. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or contribute otherwise attractive investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to qualify as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the cash available for distribution to our stockholders.

Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under U.S. federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we failed to qualify.

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

We intend to structure our securitization and financing arrangements so as to not create a taxable mortgage pool, or TMP. However, if we have borrowings with two or more maturities and (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a TMP under the Code. If any part of our investments were to be treated as a TMP, then our REIT qualification would not be impaired, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder and not a disqualified organization as discussed below;

•	be subject to the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•	be taxable (at the highest corporate tax rate) to us rather than to you, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt organizations not subject to tax on unrelated business income, including governmental organizations).

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner that will satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt instruments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in programs recently announced by the U.S. federal government. If the amendments to the outstanding debt are “significant modifications” under applicable regulations promulgated by the Treasury, or Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. We may also be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing residential loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including residential loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level, and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We may be able to avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through TRSs, the income associated with such activities will be subject to U.S. federal (and applicable state and local) corporate income tax.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We expect that we will acquire debt instruments in the secondary market for less than their face amount. The amount of such discount is generally treated as “market discount” for U.S. federal income tax purposes. We have made an election, which cannot be revoked without the consent of the IRS, to include market discount in income on our loan assets on a basis of a constant yield to maturity. Consequently, we will be required to include market discount with respect to a loan in income each period as if such loan were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a later taxable year.

In the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. In this case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Finally, we or one of our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code in order to maintain or qualification as a REIT. In addition, any TRSs we own, such as Walter Investment Holding Company, Hanover Capital Partners 2, Ltd., Best Insurors, Inc. and Walter Investment Reinsurance Company, Ltd., may be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.

The failure of mortgage loans subject to a repurchase agreement to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. holders, may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. holder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2009-15 applies only to taxable dividends payable by us in cash or stock in 2009, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT qualification.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A significant portion of our activities will likely be conducted through one or more TRSs, and we expect that such TRSs may from time to time hold significant assets. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (at the end of each quarter). While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances.

TRSs, such as Walter Investment Holding Company, Hanover Capital Partners 2, Ltd., Best Insurors, Inc. and Walter Investment Reinsurance Company, Ltd., that we form may pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us, unless necessary to maintain our REIT qualification. We will receive distributions from TRSs which will be classified as dividend income to the extent of the earnings and profits of the distributing corporation. We may from time to time need to make such distributions in order to keep the value of our TRSs below 25% of our total assets. However, TRS dividends will generally not constitute “good” income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will be monitoring our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

Despite our qualification as a REIT, a significant portion of our income may be earned through TRSs that are subject to U.S. federal income taxation.

Despite our qualification as a REIT, we may be subject to a significant amount of U.S. federal income taxes. We may hold a significant amount of our assets from time to time in one or more TRSs, subject to the limitation that securities in TRSs may not represent more than 25% of our assets in order for us to remain qualified as a REIT. In general, we intend that loans that we originate or buy with an intention of selling in a manner that might expose us to the 100% tax on “prohibited transactions” will be originated or sold by a TRS. In addition, loans that are to be modified will in general be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure may be held in one or more TRSs. All taxable income and gains derived from the assets held from time to time in our TRSs will be subject to regular corporate income taxation.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and you could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for reduced tax rates available for some dividends.

Legislation enacted in 2003 generally reduces the maximum tax rate for “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates to 15% (for taxable years beginning on or before December 31, 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, and the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

There are uncertainties relating to the estimate of our special E&P distribution, which could result in our disqualification as a REIT.

In order to remain qualified as a REIT, we are required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P prior to the close of the taxable year. Immediately following the spin-off transaction but prior to the Merger, a special E&P distribution consisting of cash of approximately $16 million of cash and additional WIM equity interests was made to WIM’s interest holders. We believe that the amount of WIM’s special E&P distribution equaled or exceeded the amount of WIM’s subchapter C earnings and profits, and therefore we did not succeed to any such C corporation E&P as a result of the Merger. There are, however, substantial uncertainties relating to the determination of the amount of WIM’s E&P, including the possibility that the IRS could, in any audits for tax years through 2008, successfully assert that WIM or Walter Energy’s taxable income should be increased, which would increase WIM’s pre-Merger E&P. Thus, we might fail to satisfy the requirement that we distributed all of our subchapter C E&P. Moreover, although there are procedures available to cure a failure to distribute all of our subchapter C E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal administrative offices are located at 3000 Bayport Drive, Suite 1100, Tampa, Florida, 33607. This sublease expires on April 29, 2016 and has a 2010 rental obligation of $0.6 million.

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

Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that we breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. We believe the case to be without merit and are vigorously pursuing the defense of the claim.

As discussed in Note 15 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 20, 2009, following the effective date of the Merger between WIM and Hanover, our common stock commenced trading on the NYSE Amex under the symbol “WAC”. Prior to April 20, 2009, our common stock was traded on the NYSE Amex under the symbol “HCM”. As of February 26, 2010, there were 25,682,616 shares of common stock outstanding. This amount includes 5,750,000 shares issued upon completion of a secondary offering on October 21, 2009. As of February 26, 2010, there were 176 record holders of our common stock.

The following table sets forth the high and low closing sales prices for our common stock for the periods indicated. For periods prior to April 20, 2009, the information below relates to legacy Hanover. The prices indicated below account for a 50-to-1 reverse stock split effective on April 20, 2009.

	2009		2008
	High	Low	High	Low

First Quarter	$11.50	$5.50	$43.50	$18.50
Second Quarter	14.15	5.90	25.00	8.00
Third Quarter	18.13	13.01	13.50	4.00
Fourth Quarter	16.23	11.83	27.50	4.00

The following table lists the per share cash dividends declared on each share of our common stock for the periods indicated. For periods prior to April 20, 2009, the information below relates to legacy Hanover.

Cash Dividends
Declared per Share

2009
First Quarter ended March 31, 2009	$0.00
Second Quarter ended June 30, 2009	0.00
Third Quarter ended September 30, 2009	0.50
Fourth Quarter ended December 31, 2009	1.00
2008
First Quarter ended March 31, 2008	$0.00
Second Quarter ended June 30, 2008	0.00
Third Quarter ended September 30, 2008	0.00
Fourth Quarter ended December 31, 2008	0.00

For the year ended December 31, 2009, we paid quarterly dividends of $0.50 per share on August 31, 2009, November 30, 2009 and January 20, 2010 to stockholders of record on August 19, 2009, November 18, 2009 and December 31, 2009, respectively.

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

Common Stock Offering

On September 22, 2009, we filed a registration statement on Form S-11 with the SEC (Registration Number 333-162067), as amended on October 8, 2009 and October 16, 2009, to offer 5.0 million shares of common stock. In addition, the underwriters of the offering, Credit Suisse and SunTrust Robinson Humphrey, exercised their over-allotment option to purchase an additional 0.8 million shares of common stock. The offering closed on October 21, 2009 with all 5.0 million shares plus the over-allotment of 0.8 million shares sold. This offering of our common stock, including the exercise of the over-allotment option, generated net proceeds to us of approximately $76.8 million, after deducting underwriting discounts and commissions and offering expenses.

We intend to use the net proceeds of our secondary offering to acquire residential loans, to otherwise grow our business and for general corporate purposes. At the current time, we do not have specific agreements or understandings to deploy this capital but we are continually evaluating opportunities to do so. The precise amounts and timing of our use of the net proceeds from our secondary offering will depend upon market conditions, our ability to identify and purchase residential loans and governmental asset portfolios and otherwise to identify and implement appropriate opportunities to grow our business.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Our Company

We are a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States, or U.S. We also operate mortgage advisory and insurance ancillary businesses. At December 31, 2009, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, or WMC, Walter Investment Reinsurance Co., Ltd., or WIRC, and Best Insurors, Inc., or Best. We operate as an internally managed, publicly traded real estate investment trust, or REIT.

Our business, headquartered in Tampa, Florida, was established in 1958 as the Financing business of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout our history, we have purchased residential loans originated by Walter Energy’s Homebuilding business, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on our own behalf, and serviced these residential loans to maturity. Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail instalment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors under our residential retail instalment agreements. Over the past 50 years, we have developed significant expertise in servicing credit-challenged accounts through our differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where our borrowers reside. Currently, we employ 219 professionals and service over 34,000 individual residential loans.

We have historically funded our residential loans through the securitization market. In particular, we organized Mid-State Trust II, or Trust II (whose assets are pledged to Trust IV), Mid-State Trust IV, or Trust IV, Mid-State Trust VI, or Trust VI, Mid-State Trust VII, or Trust VII, Mid-State Trust VIII, or Trust VIII, Mid-State Trust X, or Trust X, Mid-State Trust XI, or Trust XI, Mid-State Capital Corporation 2004-1 Trust, or Trust 2004-1, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, and Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1 (collectively, the Trusts) for the purpose of purchasing residential loans from WMC with the net proceeds from the issuance of mortgage-backed or asset-backed notes, or a securitization. The beneficial interests in the Trusts are owned either directly by WMC or indirectly by Mid-State Capital, LLC, or Mid-State, a wholly-owned subsidiary of WMC, respectively. We acquired the Hanover Capital Grantor Trust from Hanover Capital Mortgage Holdings, Inc., or Hanover, as part of the merger transaction, or Merger. The mortgage-backed debt is non-recourse and not cross-collateralized and therefore must be satisfied exclusively from the proceeds of the residential loans and real estate owned, or REO, held in each securitization trust. As of December 31, 2009, our ten separate non-recourse securitization trusts had an aggregate of $1.3 billion of outstanding debt, which fund residential loans and REO with a principal balance of $1.5 billion. Approximately $0.4 billion of our residential loans were unencumbered at December 31, 2009. We perform the servicing function for the residential loans held within the nine securitization trusts owned by either WMC or Mid-State, as well as the unencumbered residential loans.

The securitization trusts contain provisions that require that the cash payments received from the underlying mortgages be applied to reduce the principal balance of the notes issued by these Trusts unless certain over-collateralization or other similar targets are satisfied. Additionally, the securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess over-collateralization going to pay down bonds for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to us.

Three of our existing securitizations: Trust X, Trust 2005-1, and Trust 2006-1 exceeded certain triggers and did not provide any significant levels of excess cash flow to us during 2009. As of December 31, 2009, Trust X held mortgage loans with an outstanding principal balance of $193.1 million and a book value of $164.7 million, which collateralized bonds issued by Trust X having an outstanding principal balance of $169.5 million. In February 2010, we purchased Trust X REO at its par value of approximately $3.0 million. As a result of this transaction, the Trust X loss trigger has been cured. Consequently, on February 16, 2010 we received a $4.2 million cash release from this securitization. As of December 31, 2009, Trust 2005-1 held mortgage loans with an outstanding principal balance of $177.0 million and a book value of $170.4 million, which collateralized bonds issued by Trust 2005-1 having an outstanding principal balance of $160.8 million. As of December 31, 2009, Trust 2006-1 held mortgage loans with an outstanding principal balance of $183.4 million and a book value of $174.4 million, which collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $179.0 million. All of our other securitizations have experienced some level of delinquencies and losses, and if any additional trusts were to exceed their triggers, any cash flow from such trusts would not be available to us.

Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective through maximizing income from our existing residential loan portfolio and future investments in performing, sub-performing and non-performing residential loans.

Although we have been in operation since 1958, we substantially revised our business structure on April 17, 2009, when we completed the spin-off and our Merger with Hanover.

Business Separation and Merger

On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources business through a spin-off to stockholders and subsequent Merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and Walter Investment Management LLC, or WIM, entered into a definitive agreement to merge with Hanover which agreement was amended and restated on February 17, 2009. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to WIM in return for all of WIM’s membership units. On April 17, 2009, immediately following the spin-off from Walter Energy, WIM was merged with and into Hanover with Hanover continuing as the surviving corporation in the Merger. Following the Merger, Hanover was renamed Walter Investment Management Corp. After the spin-off and Merger, Walter Energy’s stockholders that became members of WIM as a result of the spin-off, and certain holders of options to acquire limited liability company interests of WIM, collectively owned 98.5% of the shares of common stock of the surviving corporation in the Merger, while stockholders of Hanover owned 1.5% of the shares of common stock of such corporation. As a result, the business combination has been accounted for as a reverse acquisition, with WIM considered the accounting acquirer. On April 20, 2009, our common stock began trading on the NYSE Amex under the symbol “WAC”.

Although Hanover was the legal surviving entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and has been accounted for pursuant to the Business Combinations guidance, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.

On April 17, 2009, we completed our separation from Walter Energy. In connection with the separation, WIM and Walter Energy executed the following transactions or agreements which involved no cash:

•	Walter Energy distributed 100% of its interest in WIM to holders of Walter Energy’s common stock;

•	All intercompany balances between WIM and Walter Energy were settled with the net balance recorded as a dividend to Walter Energy;

•	In accordance with the Tax Separation Agreement, Walter Energy will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include WIM for periods prior to the separation. WIM will be responsible for any and all taxes reported on any WIM separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter Energy’s share-based awards held by WIM employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification under the provisions of the guidance concerning stock compensation.

The assets and liabilities transferred to WIM from Walter Energy also included $26.6 million in cash, which was contributed to WIM by Walter Energy on April 17, 2009. Following the spin-off, WIM paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members. The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company continues to operate as a publicly traded REIT subsequent to the Merger.

Basis of Presentation

The consolidated financial statements reflect the historical operations of the Financing business which was operated as part of Walter Energy prior to the spin-off. Under Walter Energy’s ownership, the Financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to WIM. The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.

Although we have operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of December 31, 2009 and 2008 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had we been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to us from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had we been a separate, stand-alone entity during the periods presented.

Results of operations for the year ended December 31, 2009 include the results of operations of legacy WIM. The results of operations of legacy Hanover are included from the completion of the Merger with Hanover on April 17, 2009 through December 31, 2009. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of WIM are treated as the historical financial statements of Walter Investment.

The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. The combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for periods prior to the Merger. Results of operations for year ended December 31, 2008 are the results of WIM only.

Critical Accounting Policies

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

Residential Loans and Revenue Recognition

Residential loans consist of residential mortgage loans and residential retail instalment agreements originated by us and acquired from other originators, principally JWH. Residential loans are initially recorded at the discounted value of the future payments using an imputed interest rate, net of yield adjustments such as deferred loan origination fees, associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit. References to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors in our residential retail instalment agreements. We have had minimal purchase and origination activity subsequent to May 1, 2008, when we ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations, subsequent to May 1, 2008, primarily relate to the financing of sales of REO properties. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition.

Interest income on our residential loans is a combination of the interest earned based on the outstanding principal balance of the underlying loan, the contractual terms of the mortgage loan and retail instalment agreement and the amortization of yield adjustments, principally premiums and discounts. The retail instalment agreement states the maximum amount to be charged to borrowers, and ultimately recognized as revenue, based on the contractual number of payments and dollar amount of monthly payments. Yield adjustments are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. We use actual and estimated cash flows to derive an effective level yield. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums or discounts arising from the loan’s inception.

We have the ability to levy costs to protect our collateral position upon default, such as attorney fees and late charges, as allowed by state law. The various legal instruments used allow for different fee structures to be charged to the borrower, for example, late fees and prepayment fees. These fees are ultimately recognized as revenue when collected. In our capacity as the loan servicer, we advance funds on behalf of borrowers for taxes and insurance. These advances are routinely assessed for collectability and any uncollectible advances are appropriately charged to earnings. Recoveries of charged-off advances, if any, are recognized as income when collected.

Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash method of accounting. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due. If a non-accrual loan is returned to accruing status the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not fully collectible.

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

Allowance for Loan Losses on Residential Loans

The residential loan portfolio is collectively evaluated for impairment as the individual loans have smaller balances and are homogenous in nature. The allowance for loan losses is established based on management’s judgment and estimate of credit losses inherent in our residential loan portfolio. Management’s periodic evaluation of the adequacy of the allowance for loan losses on residential loans is based on, but not limited to, our past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on residential loans is increased by provisions for losses charged to income and is reduced by charge-offs, net of recoveries. As the amount of residential loans decreases and as they age, the credit exposure is reduced, resulting in decreasing provisions.

Real Estate Owned

REO, which consists of real estate acquired in satisfaction of residential loans, is recorded at the lower of cost or estimated fair value less estimated costs to sell, which is based on historical resale recovery rates and current market conditions.

Accounting for the Impairment of Long-Lived Assets Including Goodwill

Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable and, in the case of goodwill, at least annually. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment.

We use estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in market conditions and actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges.

In 2008, we recorded a charge of $12.3 million for the impairment of goodwill. As a result of further deterioration in the subprime mortgage markets, we analyzed our goodwill for potential impairment. The fair value was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that there was no implied value of goodwill. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to the projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods. As a result of this write-off, we no longer have any goodwill on our balance sheet.

Hedging Activities

We have, in the past, entered into interest rate hedge agreements designed to reduce the risk of rising interest rates on the forecasted amount of securitization debt to be issued to finance residential loans. Changes in the fair value of interest rate hedge agreements that were designated and effective as hedges were recorded in accumulated other comprehensive income (loss), or AOCI. Deferred gains or losses from settled hedges determined to be effective have been reclassified from AOCI to interest expense in the statement of operations in the same period as the underlying transactions were recorded and are recognized in the caption ‘interest expense.’ Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective are immediately recorded in the statement of operations. There were no hedges outstanding as of December 31, 2009.

Insurance Claims (Hurricane Losses)

Accruals for property liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property liability losses, based upon the facts in each case and our experience with similar matters. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

We recorded a provision of $3.9 million in 2008 for hurricane insurance losses, net of reinsurance proceeds received from unrelated insurance carriers. These estimates were recorded for claims losses as a result of damage from Hurricanes Ike and Gustav in our geographic footprint. There were no significant hurricane losses in the other years presented.

Share-Based Compensation Plans

We have in effect stock incentive plans under which restricted stock, restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense using the graded method over the requisite service periods. The fair value of our restricted stock and restricted stock units is generally based on the average of the high and low market price of our common stock on the date of grant. We have estimated the fair value of non-qualified stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the volatility of our stock price and dividend rate.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or Code, and the corresponding provisions of state law. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to stockholders (not including taxable income retained in our taxable subsidiaries) within the timeframe set forth in the Code and also meet certain other requirements.

We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. We classify interest and penalties on uncertain tax positions as other expense and general and administrative expenses, respectively, in our consolidated statement of income.

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

Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that WMC breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. We believe the case to be without merit and are vigorously pursuing the defense of the claim.

As discussed in Note 15 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

Results of Operations

2009 Summary Results of Operations

Revenue by Portfolio Type

For the years ended December 31, 2009 and 2008, we reported net income of $113.8 million and $2.4 million, respectively. The main components of the change in net income for the years ended December 31, 2009 and 2008 are detailed in the following table (in thousands):

	For the Year Ended
	December 31,		Increase/
	2009	2008	(Decrease)

Residential loans, unencumbered
Interest income	$32,767	$34,833	$(2,066)
Less: Interest expense	—	3,509	(3,509)
Less: Interest rate hedge ineffectiveness	—	16,981	(16,981)

Net interest income	32,767	14,343	18,424
Less: Provision for loan losses	4,359	5,894	(1,535)

Net interest income after provision for loan losses	28,408	8,449	19,959

Residential loans held in securitization trusts
Interest income	142,605	156,230	(13,625)
Less: Interest expense	89,726	98,606	(8,880)

Net interest income	52,879	57,624	(4,745)
Less: Provision for loan losses	10,823	15,074	(4,251)

Net interest income after provision for loan losses	42,056	42,550	(494)

Non-interest income
Premium revenue	11,465	11,773	(308)
Other income, net	569	(3,139)	3,708

Total	12,034	8,634	3,400

Total revenues, net	82,498	59,633	22,865
Total non-interest expenses	44,880	54,097	(9,217)

Income before income taxes	37,618	5,536	32,082
Income tax expense (benefit)	(76,161)	3,099	(79,260)

Net income	$113,779	$2,437	$111,342

Net Interest Income

The increase in unencumbered net interest income for the year ended December 31, 2009, as compared to the same period in the previous year was due primarily to the decrease in interest expense as a result of the repayment of the Warehouse Facilities in April 2008, as well as the $17.0 million interest rate hedge ineffectiveness charge recorded in 2008, offset by a slight decrease in interest income due to the declining portfolio balance as a result of principal repayments, a decrease in the volume of voluntary prepayments and increased non-performing loans. The average prepayment rate for the unencumbered portfolio was 4.16% for the year ended December 31, 2009, as compared to 6.37% in the same period of 2008.

The decrease in the securitized residential loan net interest income for the year ended December 31, 2009, as compared to the same period in the previous year was due to a decrease in the volume of voluntary prepayments, offset by a decrease in interest expense due to lower average outstanding borrowings. The average prepayment rate for the securitized portfolio was 3.30% for the year ended December 31, 2009, as compared to 4.37% in the same period of 2008. The reduction in average borrowings was due to principal payments on the mortgage-backed debt issued with no new issuances over the past year.

Provision for Loan Losses

The decrease in the unencumbered and the securitized residential loan provision for loan losses for the year ended December 31, 2009, as compared to the same period in the previous year was primarily due to an increase in the loss severity assumption for adjustable rate loans in the 2008 period and a stabilizing of loss severities for our portfolio in 2009. Additionally, as the amount of residential loans decreases and as the loans season, the credit exposure is reduced, resulting in decreasing provisions.

Non-Interest Income

The increase in non-interest income for the year ended December 31, 2009, as compared to the same period in the previous year was primarily due to the sale of the third-party insurance agency portfolio, an increase in mortgage advisory revenue, as well as an improvement in taxes, insurance and other advances, or TIO, as a result of lower insurance advances and a slight increase in collections.

Non-Interest Expenses

The decrease in non-interest expenses for the year ended December 31, 2009, as compared to the same period in the previous year was primarily due to $16.1 million in non-recurring charges recorded in 2008 related to a goodwill impairment charge and a provision for estimated hurricane losses partially offset by additional expenses incurred during 2009 to support corporate functions required as a result of the spin-off from Walter Energy and Merger with Hanover.

Income Taxes

The change in income tax benefit for the year ended December 31, 2009, as compared to income tax expense for the same period in the previous year was due to the reversal of mortgage-related deferred tax liabilities and the reversal of tax benefits previously reflected in accumulated other comprehensive income that were no longer applicable upon our REIT qualification.

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

The following table reflects the average balances of our residential loan portfolio, net, as well as associated liabilities, with corresponding rates of interest and effective yields (in thousands):

	For the Year Ended
	December 31,
	2009	2008

Average residential loan balance(1)	$1,726,326	$1,817,122
Average mortgage-backed debt balance	1,320,138	1,539,520

Average net investment	$406,188	$277,602

Interest income	$175,372	$191,063
Less: Interest expense	89,726	102,115
Less: Interest rate hedge ineffectiveness	—	16,981

Net interest income	$85,646	$71,967

Effective interest income yield on the residential loan portfolio	10.16%	10.51%
Effective interest expense rate on the mortgage-backed debt	6.80%	6.63%

Net interest spread	3.36%	3.88%

Average equity balance	$489,831	$273,939
Average leverage ratio(2)	2.70	5.62
Net interest margin(3)	4.96%	4.89%
Net yield on net investment(4)	21.09%	32.04%

(1)	Average residential loan balance is net of yield adjustments and gross of allowance for losses for the period.

(2)	Average leverage ratio is calculated as average mortgage-backed debt balance divided by average equity.

(3)	Net interest margin for the year ended December 31, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the year ended December 31, 2009. Net interest margin is calculated by dividing net interest income by the average residential loan balance.

(4)	Net yield on net investment for the year ended December 31, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the year ended December 31, 2009. Net yield on net investment is calculated by dividing net interest income by the net investment.

Average Net Investment

Average net investment increased for the year ended December 31, 2009, as compared to the same period in 2008, primarily due to the repayment and termination of the Warehouse Facilities in April 2008 with funds provided by Walter Energy, partially offset by residential loan principal and mortgage-backed debt repayments.

Net Interest Spread

Net interest spread decreased for the year ended December 31, 2009, compared to the same period in 2008. This decrease is primarily due to a reduction in the effective yield on the residential loans due to a decrease in voluntary prepayment speeds which resulted in a decrease in the recognition of purchase discounts into interest income, as well as an increase in borrower delinquencies, partially offset by an increased effective rate on debt as the lower cost Warehouse Facilities were repaid and terminated.

Average Leverage Ratio

The average leverage ratio decreased for the year ended December 31, 2009, compared to the same period in 2008. The decrease is primarily related to a decrease in the average mortgage-backed debt balance due to the repayment and termination of the Warehouse Facilities with funds provided by Walter Energy resulting in an increase in the average equity.

Net Interest Margin

Net interest margin increased for the year ended December 31, 2009, as compared to the same period in 2008. The increase is primarily the result of a decrease in interest income due to lower voluntary prepayments and higher delinquencies, as well as a decrease in the average residential loan balance.

Net Yield on Net Investment

Net yield on net investment decreased for the year ended December 31, 2009, as compared to the same period in 2008. The decrease is primarily the result of the increase in our average net investment due to the termination of the Warehouse Facilities in 2008, offset by a slight decrease in net interest income due to the run-off of the portfolio, lower voluntary prepayments and higher delinquencies.

2008 Summary Results of Operations

Revenue by Portfolio Type

For the years ended December 31, 2008 and 2007, we reported net income of $2.4 million and $24.3 million, respectively. The main components of the change in net income by portfolio type for the years ended December 31, 2008 and 2007 are detailed in the following table (in thousands):

	For the Year Ended
	December 31,		Increase/
	2008	2007	(Decrease)

Residential loans, unencumbered
Interest income	$34,833	$19,940	$14,893
Less: Interest expense	3,509	6,953	(3,444)
Less: Interest rate hedge ineffectiveness	16,981	—	16,981

Net interest income	14,343	12,987	1,356
Less: Provision for loan losses	5,894	2,737	3,157

Net interest income after provision for loan losses	8,449	10,250	(1,801)

Residential loans held in securitization trusts
Interest income	156,230	180,051	(23,821)
Less: Interest expense	98,606	112,149	(13,543)

Net interest income	57,624	67,902	(10,278)
Less: Provision for loan losses	15,074	10,739	4,335

Net interest income after provision for loan losses	42,550	57,163	(14,613)

Non-interest income
Premium revenue	11,773	9,771	2,002
Other income, net	(3,139)	1,028	(4,167)

Total	8,634	10,799	(2,165)

Total revenues, net	59,633	78,212	(18,579)
Total non-interest expenses	54,097	39,419	14,678

Income before income taxes	5,536	38,793	(33,257)
Income tax expense	3,099	14,530	(11,431)

Net income	$2,437	$24,263	$(21,826)

Net Interest Income

Net interest income on the unencumbered residential loans increased for the year ended December 31, 2008, as compared to the same period of 2007. This was due predominantly to the increase of the average outstanding portfolio balance due to the growth of this pool of residential loans as our last securitization occurred in November 2006, partially offset by an increase in interest expense due to a $17.0 million interest rate hedge ineffectiveness charge related to the termination of the Warehouse Facilities.

Net interest income on the residential loans held in securitization trusts decreased for the year ended December 31, 2008, as compared to the same period of 2007, due predominantly to a decrease of the average outstanding portfolio balance due to scheduled repayments, voluntary prepayments and defaults. Voluntary prepayment speeds have decreased from 8.02% to 4.74% for the years ended December 31, 2007 and 2008, respectively, resulting in a decrease in the recognition of purchase discounts. Voluntary prepayment speeds impact interest income due to the accelerated recognition into interest income at the time of prepayment of purchase discounts that would otherwise by amortized into income over the life of the note. Interest expense on the mortgage-backed debt decreased for the year ended December 31, 2008, as compared to the same period of 2007, due predominantly to a decrease of the average outstanding debt balance from repayments.

Provision for Loan Losses

The increase in the unencumbered and securitized residential loan provision for loan losses for the year ended December 31, 2008, as compared to the same period in 2007 was primarily due to an increase in the loss severity assumption for adjustable rate loans in 2008 which reflects the effects of the housing crisis and related economic downturn.

Non-Interest Income

Non-interest income decreased for the year ended December 31, 2008, as compared to the same period in 2007 primarily due to lower interest income on short-term investments due to lower balances from a lower volume of prepayments within the securitization trusts and increased TIO advances, partially offset by higher premium rates charged to borrowers.

Non-Interest Expenses

The increase in non-interest expenses was primarily attributable to goodwill impairment charges and provision for estimated hurricane insurance losses. Goodwill impairment charges of $12.3 million were recorded in 2008 as a result of the total impairment of our goodwill. A provision for estimated hurricane insurance losses of $3.9 million was recorded in 2008 as a result of damages from Hurricanes Gustav and Ike that impacted our market area. No such charges were recorded in 2007.

Income Taxes

The decrease in income taxes was primarily due to the impact of the non-deductible goodwill impairment charge on the effective rate.

Residential Loan Portfolio and Related Liabilities

The following table reflects the average balances of our residential loan portfolio, net, as well as associated liabilities, with corresponding rates of interest and effective yields (in thousands):

	For the Year Ended
	December 31,
	2008	2007

Average residential loan balance(1)	$1,817,122	$1,816,233
Average mortgage-backed debt balance	1,539,520	1,721,462

Average net investment	$277,602	$94,771

Interest income	$191,063	$199,991
Less: Interest expense	102,115	119,102
Less: Interest rate hedge ineffectiveness	16,981	—

Net interest income	$71,967	$80,889

Effective interest income yield on the residential loan portfolio	10.51%	11.01%
Effective interest expense rate on the mortgage-backed debt	6.63%	6.92%

Net interest spread	3.88%	4.09%

Average equity balance	$273,939	$103,227
Average leverage ratio(2)	5.62	16.68
Net interest margin(3)	4.89%	4.45%
Net yield on net investment(4)	32.04%	85.35%

(1)	Average residential loan balance is net of yield adjustments and gross of allowance for losses for the period.

(2)	Average leverage ratio is calculated as average mortgage-backed debt balance divided by average equity.

(3)	Net interest margin for the year ended December 31, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the year ended December 31, 2007. Net interest margin is calculated by dividing net interest income by the average residential loan balance.

(4)	Net yield on net investment for the year ended December 31, 2008 does not include the interest rate hedge ineffectiveness charge of $17.0 million. There were no hedging costs for the year ended December 31, 2007. Net yield on net investment is calculated by dividing net interest income by the net investment.

Average Net Investment

Average net investment increased for the year ended December 31, 2008, compared to the same period in 2007. The increase is primarily due to the repayment and termination of the Warehouse Facilities in April 2008.

Net Interest Spread

Net interest spread decreased for the year ended December 31, 2008, compared to the same period in 2007. This decrease is primarily due to a decrease in the average mortgage-backed debt balance as a result of the repayment of the Warehouse Facilities, which reduced the effective interest expense rate due to higher interest rates in 2007 than 2008, partially offset by a decrease in interest income resulting from lower payment and voluntary prepayment-related income, which reduced the effective interest income yield.

Average Leverage Ratio

The average leverage ratio decreased for the year ended December 31, 2008, compared to the same period in 2007. The decrease is primarily related to a decrease in the average mortgage-backed debt balance due to the repayment and termination of the Warehouse Facilities.

Net Interest Margin

Net interest margin increased for the year ended December 31, 2008, as compared to the same period in 2007. This increase in yield is the result of the significant decrease in interest expense primarily as a result of the repayment of the Warehouse Facilities, offset by a slight decrease to interest income resulting from lower voluntary prepayment-related income.

Net Yield on Net Investment

Net yield on net investment decreased for the year ended December 31, 2008, as compared to the same period in 2007. The decrease is primarily the result of the increase in our average net investment due to the termination of the Warehouse Facilities in 2008, offset by a slight decrease in net interest income due to the run-off of the portfolio, lower voluntary prepayments and higher delinquencies.

Additional Analysis of Residential Loan Portfolio

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in our residential loan portfolio as of the balance sheet date. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency levels and trends, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, national and local economic conditions, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management continuously evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for such losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis.

Given continuing pressure on residential property values, especially in our southeastern U.S. market, continued high unemployment and a generally uncertain economic backdrop, we expect the allowance for loan losses to continue to remain elevated until such time as we experience a sustained improvement in the credit quality of the residential loan portfolio. The future growth of the allowance is highly correlated to unemployment levels and changes in home prices within our markets.

In response to continued deterioration of the housing and mortgage markets and consistent with our practice of routinely and regularly evaluating the accuracy of our estimation models, we have made adjustments to assumptions used to estimate incurred losses in our residential loan portfolio. For the year ended December 31, 2008, we adjusted our assumptions to reflect expected increases in the frequency of residential loans moving to default and the expected severities of losses from sales of underlying REO properties. These adjustments to the assumptions accounted for approximately 24% of the provision recorded for the year ended December 31, 2008. We continually evaluate our allowance methodology seeking to refine and enhance the process as appropriate, and it is likely that the methodology will continue to evolve over time.

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, loss rates, and further declines in real estate values.

The allowance for loan losses on residential loans was $17.7 million, $19.0 million, and $14.0 million at December 31, 2009, 2008 and 2007, respectively. The following table shows information about the allowance for loan losses for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Loan Losses	Residential Loans(1)	Allowance	Residential Loans
	(In thousands)

December 31, 2009	$17,661	1.06%	$16,490	0.96%
December 31, 2008	$18,969	1.06%	$15,991	0.88%
December 31, 2007	$13,992	0.76%	$12,495	0.69%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses in our residential portfolio, net for the year ended December 31, 2009 and 2008 (in thousands):

	Unencumbered Residential Loans		Residential Loans Held in Securitization Trusts
	for the Year Ended December 31,		for the Year Ended December 31,
	2009	2008	2009	2008

Balance, December 31	$3,418	$1,737	$15,551	$12,255
Provision charged to income	4,359	5,894	10,823	15,074
Less: Charge-offs, net of recoveries	(4,317)	(4,213)	(12,173)	(11,778)

Balance, December 31	$3,460	$3,418	$14,201	$15,551

Delinquency Information

The following table presents information about delinquencies in our residential loan portfolio:

	December 31,	December 31,
	2009	2008

Total number of residential loans outstanding	34,205	36,767
Delinquencies as a percent of number of residential loans outstanding:
31-60 days	1.15%	1.32%
61-90 days	0.58%	0.60%
91 days or more	2.51%	2.23%

	4.24%	4.15%

Principal balance of residential loans outstanding (in thousands)	$1,819,859	$1,964,978
Delinquencies as a percent of amounts outstanding
31-60 days	1.33%	1.58%
61-90 days	0.74%	0.72%
91 days or more	3.37%	3.05%

	5.44%	5.35%

The following table presents further information about delinquencies as a percent of amounts outstanding in our residential loan portfolio:

	Unencumbered Residential Loans		Residential Loans Held in Securitization Trusts
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

31-60 days	1.98%	2.29%	1.17%	1.39%
61-90 days	1.53%	0.92%	0.54%	0.67%
91 days or more	5.84%	4.03%	2.74%	2.78%

	9.35%	7.24%	4.45%	4.84%

The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	December 31,	December 31,
	2009	2008

Unencumbered residential loans
Number of loans	204	153
Balance (in millions)	$21.4	$16.0
Residential loans held in securitization trusts
Number of loans	656	666
Balance (in millions)	$39.8	$42.3
Total
Number of loans	860	819
Balance (in millions)	$61.2	$58.3

Portfolio Characteristics

The weighted average original loan-to-value, or LTV, on the loans in our residential loan portfolio is 89.00% and 89.18% as of December 31, 2009 and 2008, respectively. The LTV dispersion of our portfolio is as follows:

	December 31,	December 31,
	2009	2008

0.00 - 70.00	1.55%	1.66%
70.01 - 80.00	2.92%	3.04%
80.01 - 90.00(1)	70.19%	69.49%
90.01 - 100.00	25.34%	25.81%

Total	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.

Original LTVs do not include additional value contributed by the borrower to complete the home. This additional value typically was created by the installation and completion of wall and floor coverings, landscaping, driveways and utility connections in more recent periods.

Current LTVs are not readily determinable given the rural geographic distribution of our portfolio which precludes us from obtaining reliable comparable sales information to utilize in valuing the collateral.

The refreshed weighted average FICO score of the loans in our residential loan portfolio was 580 and 579 as of December 31, 2009 and 2008, respectively. The refreshed FICO dispersion of our portfolio is as follows:

	December 31,	December 31,
	2009	2008

<=600	56.49%	51.07%
601 - 640	13.39%	11.30%
641 - 680	8.44%	7.68%
681 - 720	4.91%	4.60%
721 - 760	2.83%	2.45%
761 - 800	2.37%	2.39%
>800	0.96%	1.00%
Unknown or unavailable	10.61%	19.51%

	100.00%	100.00%

Our residential loans are concentrated in the following states:

	December 31,	December 31,
	2009	2008

Texas	33.90%	33.41%
Mississippi	15.45%	15.36%
Alabama	8.70%	8.86%
Louisiana	6.52%	6.49%
Florida	6.08%	6.24%
Others	29.35%	29.64%

Total	100.00%	100.00%

Our residential loans were originated in the following periods:

	December 31,	December 31,
	2009	2008

Year 2009 Origination	3.28%	—
Year 2008 Origination	7.48%	9.87%
Year 2007 Origination	12.99%	13.85%
Year 2006 Origination	11.86%	11.66%
Year 2005 Origination	8.56%	8.79%
Year 2004 Origination and earlier	55.83%	55.83%

Total	100.00%	100.00%

Real Estate Owned

The following table presents information about repossessed property related to the unencumbered residential loans (dollars in thousands):

	Units	Balance

Balance at December 31, 2008	151	$12,435
Repossessions	289	25,049
Sales	(169)	(15,503)

Balance at December 31, 2009	271	$21,981

The following table presents information about repossessed property related to the residential loans held in securitization trusts (dollars in thousands):

	Units	Balance

Balance at December 31, 2008	673	$35,763
Repossessions	1,092	58,833
Sales	(1,005)	(53,453)

Balance at December 31, 2009	760	$41,143

Liquidity and Capital Resources

Overview

Our principal sources of funds are our existing cash balances, monthly principal and interest payments we receive from our unencumbered residential loan portfolio, cash releases from our securitized residential loan portfolio, proceeds from our secondary offering and other financing activities. We generally use our liquidity for our operating costs, to make additional investments, and to make dividend payments.

Our securitization trusts are consolidated for financial reporting under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain over-collateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of December 31, 2009, total debt decreased $105.4 million as compared to December 31, 2008.

The securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess over-collateralization going to pay down our outstanding mortgage-backed and asset-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to us. As of December 31, 2009, three of our securitization trusts exceeded certain triggers and did not provide any significant levels of excess cash flow to us during 2009. In February 2010, we purchased Trust X REO at its par value of approximately $3.0 million. As a result of this transaction, the Trust X loss trigger has been cured. Consequently, on February 16, 2010 we received a $4.2 million cash release from this securitization.

We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans and the proceeds from our recent secondary offering will be sufficient to meet operating needs, to invest in residential loans, to make planned capital expenditures, to make all required principal and interest payments on mortgage-backed debt of the Trusts, for general corporate purposes and to pay cash dividends as required for our qualification as a REIT. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.

Mortgage-Backed Debt and Warehouse Facilities

We have historically funded our residential loans through the securitization market. As of December 31, 2009, we had nine separate non-recourse securitization trusts where we service the underlying collateral and one non-recourse securitization for which we do not service the underlying collateral. These ten trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by residential loans and REO with a principal balance of $1.5 billion. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we retained the beneficial interests in the securitizations and will absorb a majority of any losses on the underlying collateral, we have consolidated the securitization entities and treat the residential loans as our assets and the related mortgage-backed debt as our debt.

Borrower remittances received on the residential loan collateral are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt is also subject to redemption according to specific terms of the respective indenture agreements.

At the beginning of the second quarter of 2008, we were a borrower under a $200.0 million warehouse facility and a $150.0 million warehouse facility, together the Warehouse Facilities, providing temporary financing to us for our purchases and/or originations of residential loans. On April 30, 2008, we repaid all outstanding borrowings and terminated the Warehouse Facilities using funds provided by Walter Energy. Since the termination of the Warehouse Facilities, we have neither used nor accessed the mortgage-backed securitization market.

Credit Agreements

In April 2009, we entered into a syndicated credit agreement that provides for a $15.0 million secured revolving credit facility provided by a bank group, or the Syndicated Credit Agreement. A portion of the Syndicated Credit Agreement, up to $10.0 million, may be used to issue letters of credit. We intend to use the proceeds of the Syndicated Credit Agreement, as necessary, for general corporate purposes. The Syndicated Credit Agreement matures on April 20, 2011. No borrowings have been made under the Syndicated Credit Agreement since inception and we are in compliance with all covenants

In April 2009, we entered into a revolving credit agreement and security agreement, or the Revolving Credit Agreement, among us, certain of our subsidiaries and Walter Energy, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. This facility would be available only after a major hurricane has occurred with projected losses greater than a $2.5 million self-insured retention. The Revolving Credit Agreement matures on April 20, 2011. As of December 31, 2009, no funds have been drawn under the Revolving Credit Agreement and we are in compliance with all covenants.

In April 2009, we entered into a support letter of credit agreement, or the Support LC Agreement, with Walter Energy. The Support LC Agreement was entered into in connection with a letter of credit of $15.7 million and the bonds similarly posted by Walter Energy in support of our obligations. The Support LC Agreement provides that we will reimburse Walter Energy for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of us. The Support LC Agreement matures on April 20, 2011. As of December 31, 2009, a $15.7 million letter of credit remains outstanding and we are in compliance with all covenants.

See Note 10 of “Notes to Consolidated Financial Statements” for further information regarding the Agreements.

Statements of Cash Flows

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Year Ended
	December 31,
	2009	2008

Cash flows provided by operating activities	$28,434	$1,956
Cash flows provided by investing activities	113,897	171,376
Cash flows used in financing activities	(44,364)	(175,135)

Net increase (decrease) in cash and cash equivalents	$97,967	$(1,803)

Cash balances outstanding were $99.3 million and $1.3 million at December 31, 2009 and 2008, respectively.

Net cash provided by operating activities increased $26.5 million for the year ended December 31, 2009, as compared to the same period in 2008 and is primarily due to higher earnings from operations.

Net cash provided by investing activities decreased $57.5 million for the year ended December 31, 2009, as compared to the same period in 2008. The decrease was primarily due to a $31.0 million decrease in principal payments received on residential loans due to a decline in the overall portfolio balance, lower levels of voluntary prepayments and increased delinquencies, $2.0 million of capital expenditures, as well as $5.9 million of cash transferred to, and held as, restricted cash in an insurance trust account. The remaining decrease in investing cash flows, year over year, primarily relates to a decrease in the restricted cash balances during 2008 due to the termination in the Warehouse Facilities.

Net cash used in financing activities decreased $130.8 million for the year ended December 31, 2009, as compared to the same period in 2008. The decrease was primarily due to $76.8 million of net proceeds raised through our secondary offering, as well as a decrease in payments of mortgage-backed debt as the prior year included a non-recurring $214.0 million payment to terminate our Warehouse Facilities and a $25.0 million decrease in mortgage-backed debt issued. These amounts were offset by a net $131.7 million decrease in the receivable from, and dividends paid to, Walter Energy due to the spin-off transaction. Additionally, we paid $16.0 million of dividends to WIM interest holders immediately following the spin-off and $23.6 million of dividends to WIMC stockholders during 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we retained credit risk on 15 remaining mortgage securities totaling $1.7 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

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

As of December 31, 2009, we expect to pay dividends to our stockholders of all or substantially all of our net income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT qualification and such other factors as the Board of Directors deems relevant.

On December 15, 2009, we declared a dividend of $0.50 per share on our common stock which was paid on January 20, 2010 to stockholders of record on December 31, 2009.

Lease Obligations

Our lease obligations are for office space and office equipment. We have no capital leases. Future minimum payments under operating leases as of December 31, 2009 are as follows (in thousands):

2010	$1,658
2011	817
2012	647
2013	627
2014	645
Thereafter	889

Total	$5,283

Market Risk

We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and inflation risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of December 31, 2009 consisted of securitized residential loans with a principal balance of $1.4 billion and approximately $0.4 billion of unencumbered residential loans.

The securitized residential loans were principally originated by or for JWH prior to our spin-off from Walter Energy. These are predominantly subprime loans with an average LTV ratio at origination of approximately 89% and average borrower credit core of 589. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The $1.4 billion of residential loans held in securitization trusts are permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net exposure of $186.6 million of credit exposure, which represents our equity interest in the securitization trusts.

When we purchase residential loans, the credit underwriting process will vary depending on the pool characteristics, including loan seasoning or age, LTV ratios, payment histories and counterparty representations and warranties. We will perform a due diligence review of potential acquisitions which may include a review of the residential loan documentation, appraisal reports and credit underwriting. Generally, an updated property valuation is obtained.

Interest Rate Risk

Our primary interest rate risk exposures relate to the interest rates on mortgage-backed debt of the Trusts and the yields on our residential loan portfolio and prepayments thereof.

Our fixed-rate residential loan portfolio had $1.8 billion and $1.9 billion of unpaid principal as of December 31, 2009 and 2008, respectively and fixed-rate mortgage-backed debt was $1.3 billion and $1.4 billion as of December 31, 2009 and 2008, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

At December 31, 2007, we had two warehouse facilities that provided temporary financing. The warehouse facilities were repaid and subsequently terminated in April 2008. As of December 31, 2007, we held multiple interest rate hedge agreements with various counterparties. The objective of these hedges was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed debt in a securitization anticipated to be priced on or around April 1, 2008. The hedges were to be settled on or before maturity and were being accounted for as cash flow hedges. As such, changes in the fair value of the hedges that took place through the date of maturity were recorded in accumulated other comprehensive income (loss). At March 31, 2008, these hedges no longer qualified for hedge accounting treatment because we no longer planned to access the securitization market due to existing market conditions. As a result, we recognized a loss on our interest rate hedge ineffectiveness of $17.0 million in the three months ended March 31, 2008. On April 1, 2008, we settled the interest rate hedge agreements that were originally designated to hedge our next securitization. There are no hedge agreements outstanding at December 31, 2009.

Prepayment Risk

When borrowers repay the principal on their residential loans before maturity, or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, increases the yield for residential loans purchased at a discount to their then current balance, as with the majority of our portfolio. Conversely, residential loans purchased at a premium to their then current balance exhibit lower yields due to faster prepayments. Historically, when market interest rates declined, borrowers had a tendency to refinance their residential loans, thereby increasing prepayments. Increases in residential loan prepayment rates could result in GAAP earnings volatility including substantial variation from quarter to quarter.

We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net earnings, dividends, and cash flow.

Liquidity Risks

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay mortgage-backed debt of the Trusts, fund and maintain the portfolio, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times. We plan to meet liquidity needs through normal operations.

Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from the securitized portfolio and cash proceeds from the issuance of equity securities. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Effect of Governmental Initiatives on Market Risks

Recent market and economic conditions have been unprecedented and challenging. There are continuing concerns about the overall economy, the systemic impact of inflation or deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, unemployment, and the declining real estate market in the U.S.

These market and economic conditions have spurred government initiatives and interventions designed to address them. Given the size and scope of the government actions, they will affect many of the market risks described above, although the total impact is not yet fully known. As these initiatives are further developed and their effects become more apparent, we will continue to take them into account in managing the risks inherent in our business.

Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board, or FASB, issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. The new guidance created the FASB Accounting Standards Codification, or the Codification or ASC. The Codification is now the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF), and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission, or SEC, guidance organized using the same topical structure in separate sections. The ASC is effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance on September 30, 2009 did not have a significant impact on our consolidated financial statements.

Consolidation and Business Combinations

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance on January 1, 2009 did not have a significant impact on our consolidated financial statements.

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

In June 2009, the FASB issued new guidance which modifies how a company determines when a variable interest entity, or VIE, should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing assessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. The guidance is effective for fiscal years beginning after November 15, 2009. We are continuing to evaluate the impact that the guidance will have on our consolidated financial statements.

Investments

In April 2009, the FASB issued new guidance related to investments in debt and equity securities which clarifies the determination of an other-than-temporary impairment. The guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security;

and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the existing guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance on June 30, 2009 did not have a significant impact on our consolidated financial statements or disclosures.

Transfers and Servicing

In February 2008, the FASB issued guidance related to transfers and servicing of financial assets which requires an assessment as to whether assets purchased from a counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met, the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. The new guidance was effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this guidance on January 1, 2009 did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued new accounting guidance concerning the disclosures by public entities of transfers of financial assets and interests in variable interest entities which requires expanded disclosures for transfers of financial assets and involvement with VIEs. Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the company’s involvement with the VIE and (iv) the impact on financial results related to the company’s involvement with the VIE. Certain disclosures are also required where the company is a non-transferor sponsor or servicer of a QSPE. The guidance was effective for the first reporting period ending after December 15, 2008. See Note 5 of “Notes to Consolidated Financial Statements” for the additional disclosures required by the guidance.

In June 2009, the FASB issued new accounting guidance concerning the accounting for transfers of financial assets which amends the existing derecognition accounting and disclosure guidance. The guidance eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with the accounting guidance concerning variable interest entities. The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are continuing to evaluate the impact that guidance will have on our consolidated financial statements.

Derivatives and Hedging

In March 2008, the FASB issued new guidance concerning disclosures of derivative instruments and hedging activities. The guidance amends and expands the disclosure requirements of previous guidance to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance was effective January 1, 2009. The adoption of this guidance on January 1, 2009, did not have a significant impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In October 2008, the FASB issued new accounting guidance concerning the determination of fair value of a financial asset when the market for that asset is not active. The new guidance clarifies the application of the existing fair value accounting guidance in a market that is not active. The guidance applies to financial assets within the scope of accounting guidance that require or permit fair value measurements in accordance with the existing guidance and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate. The adoption of this guidance did not have a significant impact on our consolidated financial statements or disclosures.

In April 2009, the FASB issued new accounting guidance concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions are not orderly. The guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance on June 30, 2009 did not have a significant impact on our consolidated financial statements or disclosures.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance on December 31, 2009 did not have a material effect on our consolidated financial statements or disclosures.

In January 2010, the FASB updated the accounting standards to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of levels 1 and 2 fair value measurements and to describe the reasons for the transfers and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the roll forward of fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure for fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 12, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material effect on the our disclosures.

Financial Instruments

In January 2009, the FASB issued new impairment guidance concerning beneficial interests which amends the existing impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests. The guidance eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected. This change is consistent with the impairment models contained in the accounting guidance concerning accounting for certain investments in debt and equity securities. The guidance emphasizes that the holder must consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral. The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectability of the consolidated security. The adoption of the guidance on December 31, 2008 did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance related to financial instruments which amends disclosures about fair value of financial instruments. The guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of the guidance as of June 30, 2009 did not have a significant impact on our consolidated financial statements. See Note 4 of “Notes to Consolidated Financial Statements” for our fair value disclosures.

Compensation

In June 2008, the FASB issued new accounting guidance concerning the determination of whether instruments granted in share-based payment transactions are participating securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The guidance requires that all previously reported earnings per share, or EPS, data is retrospectively adjusted to conform to the provisions of the new accounting guidance. Current period EPS amounts have been adjusted to reflect the adoption of the guidance on January 1, 2009.

Subsequent Events

In May 2009, FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the

Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES DISCLOSURE OF FEES CHARGED BY PRINCIPAL ACCOUNTANTS

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules

The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

(b)	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2010.

WALTER INVESTMENT MANAGEMENT CORP.

By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2010

/s/ Ellyn L. Brown Ellyn L. Brown	Director	March 2, 2010

/s/ Denmar J. Dixon Denmar J. Dixon	Vice Chairman and Executive Vice President	March 2, 2010

/s/ William J. Meurer William J. Meurer	Director	March 2, 2010

/s/ Shannon E. Smith Shannon E. Smith	Director	March 2, 2010

/s/ Michael T. Tokarz Michael T. Tokarz	Director	March 2, 2010

/s/ Kimberly A. Perez Kimberly A. Perez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2010

INDEX TO EXHIBITS

Exhibit
No	Notes	Description

2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.
2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC
3.1	(4)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.
3.2	(3)	By-Laws of Registrant, effective April 17, 2009.
4.1	(6)	Specimen Common Stock Certificate of Registrant
4.2	(4)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust I, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.
4.3	(4)	Discharge Agreement, by and among Registrant, Hanover Statutory Trust I, The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.
4.4	(4)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust II, and Wilmington Trust Company, as trustee, dated April 17, 2009.
4.5	(4)	Discharge Agreement, by and among Registrant., Hanover Statutory Trust II, Wilmington Trust Company, as trustee, dated April 17, 2009.
10.1	(2)	1999 Equity Incentive Plan
10.2	(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan
10.3	(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan
10.4	(1)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.
10.5	(4)	Assignment and Assumption of Software License Agreement, by and among Registrant, JWH Holding Company, LLC, and Walter Investment Management LLC, dated April 17, 2009.
10.6	(4)	Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.
10.7	(11)	Amendment No. 1 dated February 16, 2010 to Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.
10.8	(4)	Subsidiary Guaranty Agreement by and among Registrant, each of the subsidiaries listed on Schedule I thereto, SunTrust Bank as administrative agent, and the additional lenders thereto, dated April 20, 2009.
10.9	(4)	Revolving Credit Agreement and Security Agreement, between Registrant as borrower, and Walter Industries, Inc. as lender, dated as of April 20, 2009.
10.10	(4)	L/C Support Agreement among Registrant and certain of its subsidiaries and Walter Industries, Inc., dated April 20, 2009.
10.11	(4)	Trademark License Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.
10.12	(4)	Transition Services Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.
10.13	(4)	Tax Separation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.
10.14	(4)	Joint Litigation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009

Exhibit
No		Notes	Description

10.15		(8)	The 2009 Long Term Incentive Award Plan of Walter Investment Management Corp.
10	.16.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Mark J. O’Brien
10	.16.2	(24)	Form of Executive RSU Award Agreement of Mark J. O’Brien
10.17		(9)	Executive RSU Award Agreement of Mark J. O’Brien
10	.18.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Charles E. Cauthen
10	.18.2	(24)	Form of Executive RSU Award Agreement of Charles E. Cauthen
10.19		(9)	Form of Executive RSU Award Agreement of Charles E. Cauthen
10	.20.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Kimberley Ann Perez
10	.20.2	(9)	Form of Executive RSU Award Agreement of Kimberly A. Perez
10.21		(24)	Form of Director Award Agreement
10	.22.1	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.
10	.22.2	(16)	Indemnity Agreements dated July 1, 2004 between the Registrant and the following: John A. Burchett, John A. Clymer, Joseph J. Freeman, Roberta M. Graffeo, Douglas L. Jacobs, Harold F. McElraft, Richard J. Martinelli, Joyce S. Mizerak, Saiyid T. Naqvi, George J. Ostendorf, John N. Rees, David K. Steel, James F. Stone, James C. Strickler, and Irma N. Tavares
10	.22.3	(17)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of April 14, 2005
10	.22.4	(18)	Indemnity Agreement between Registrant and Suzette Berrios, dated as of November 28, 2005
10.23		(7)	Office Sublease dated between Registrant and Municipal Mortgage and Equity, L.L.C
10	.23.1	(19)	Office Lease Agreement, dated as of March 1, 1994, between Metroplex Associates and Registrant, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10	.23.2	(20)	Second Modification and Extension of Lease Agreement dated April 22, 2002 between Metroplex Associates and Registrant
10	.23.3	(20)	Third Modification of Lease Agreement dated May 8, 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.23.4	(20)	Fourth Modification of Lease Agreement dated November 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.23.5	(21)	Fifth Modification of Lease Agreement dated October 9, 2003 between Metroplex Associates and Hanover Capital Partners Ltd.
10	.23.6	(22)	Sixth Modification of Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.
10	.23.7	(23)	Seventh Modification of Lease Agreement dated December 16, 2005 between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.24		(10)	Employment Agreement of Denmar Dixon
10.25		(25)	Separation and General Release Between the Registrant and John A. Burchett
10	.26.1	(14)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007
10	.26.2	(15)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and Irma N. Tavares.

Exhibit
No		Notes	Description

10	.26.3	(1)	Amendment to the Second Amended and Restated Employment Agreement, entered into February 12, 2009 between Registrant and Irma N. Tavares
14		(24)	Code of Conduct
21		(13)	Subsidiaries of the Registrant
23.1		(25)	Consent of Ernst & Young LLP
31.1		(25)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		(25)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		(25)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.
(5)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 6, 2009.
(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009
(8)	Incorporate by reference to the Exhibits to the Registrant’s Registration Statement on form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2009.
(13)	Incorporate by reference to the Exhibits to the Registrant’s Registration Statement on form S-11, Registration No. 333-162067, as filed with the Securities and Exchange Commission on September 22, 2009.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.
(16)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

Note	Notes to Exhibit Index

(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.
(18)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
(19)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.
(20)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.
(22)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.
(23)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.
(25)	Filed herewith

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Walter Investment Management Corp.

We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 2, 2010

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Cash and cash equivalents	$99,286	$1,319
Cash and short-term investments, restricted	51,654	49,196
Receivables, net	3,052	5,447
Residential loans, net of allowance for loan losses of $17,661 and $18,969, respectively	1,644,346	1,771,675
Subordinate security	1,801	—
Real estate owned	63,124	48,198
Deferred debt issuance costs	18,450	19,745
Other assets	5,961	3,261

Total assets	$1,887,674	$1,898,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,045	$2,181
Accrued expenses	28,296	46,367
Deferred income taxes, net	173	55,530
Mortgage-backed debt	1,267,454	1,372,821
Accrued interest	8,755	9,717
Other liabilities	767	748

Total liabilities	1,319,490	1,487,364

Commitments and contingencies (Note 16)
Stockholders’ equity:
Member unit
Issued — 0 and 1 member units at December 31, 2009 and 2008, respectively	—	—
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at December 31, 2009 and 2008, respectively	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,642,889 and 0 shares at December 31, 2009 and 2008, respectively	256	—
Additional paid-in capital	122,552	52,293
Retained earnings	443,433	684,127
Accumulated other comprehensive income	1,943	1,747

	568,184	738,167
Less: Receivable from Walter Energy	—	(326,690)

Total stockholders’ equity	568,184	411,477

Total liabilities and stockholders’ equity	$1,887,674	$1,898,841

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Net interest income:
Interest income	$175,372	$191,063	$199,991
Less: Interest expense	89,726	102,115	119,102
Less: Interest rate hedge ineffectiveness	—	16,981	—

Total net interest income	85,646	71,967	80,889
Less: Provision for loan losses	15,182	20,968	13,476

Total net interest income after provision for loan losses	70,464	50,999	67,413

Non-interest income:
Premium revenue	11,465	11,773	9,771
Other income, net	569	(3,139)	1,028

Total non-interest income	12,034	8,634	10,799

Non-interest expenses:
Claims expense	4,483	5,180	4,831
Salaries and benefits	20,568	15,934	18,570
Legal and professional	4,166	1,249	1,720
Occupancy	1,364	1,509	1,522
Technology and communication	2,980	1,404	1,360
Depreciation and amortization	436	416	1,175
General and administrative	9,537	7,422	5,125
Other expense	493	1,370	1,433
Related party — allocated corporate charges	853	3,469	3,683
Goodwill impairment charges	—	12,291	—
Provision for estimated hurricane insurance losses	—	3,853	—

Total non-interest expenses	44,880	54,097	39,419

Income before income taxes	37,618	5,536	38,793
Income tax expense (benefit)	(76,161)	3,099	14,530

Net income	$113,779	$2,437	$24,263

Basic earnings per common and common equivalent share	$5.26	$0.12	$1.22
Diluted earnings per common and common equivalent share	$5.25	$0.12	$1.22
Weighted average common and common equivalent shares outstanding — basic	21,496,369	19,871,205	19,871,205
Weighted average common and common equivalent shares outstanding — diluted	21,564,621	19,871,205	19,871,205

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

							Accumulated
		Member Unit/		Additional			Other	Receivable
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive	from Walter
	Total	Shares	Amount	Capital	Income	Earnings	Income (Loss)	Energy
	(In thousands, except share data)

Balance at December 31, 2006	$70,052	—	$—	$91,704		$661,677	$3,136	$(686,465)
Adjustment to initially apply FIN 48	(4,421)					(4,421)

Adjusted balance at January 1, 2007	65,631	—	—	91,704		657,256	3,136	(686,465)
Comprehensive income:
Net income	24,263				$24,263	24,263
Other comprehensive loss, net of tax:
Change in postretirement benefit plans, net of $112 tax effect	(299)				(299)		(299)
Net amortization of realized gain on hedges, net of $144 tax effect	(282)				(282)		(282)
Net unrealized loss on hedges, net of $3,445 tax effect	(6,385)				(6,385)		(6,385)

Comprehensive income					$17,297

Net activity with Walter Energy	50,917			(25,864)				76,781
Share-based compensation	2,556			2,556

Balance at December 31, 2007	136,401	—	—	68,396		681,519	(3,830)	(609,684)
Comprehensive income:
Net income	2,437				$2,437	2,437
Other comprehensive income (loss), net of tax:
Change in postretirement benefit plans, net of $69 tax effect	(106)				(106)		(106)
Net amortization of realized gain on hedges, net of $137 tax effect	(258)				(258)		(258)
Net recognized loss on hedges, net of $3,329 tax effect	6,130				6,130		6,130

Comprehensive income					$8,203

Effects of changing the plan measurement date pursuant to FASB Statement 158:
Service cost and interest cost for October 1, 2007 — December 31, 2007, net of $92 tax effect	171					171
Amortization of actuarial gain and prior service cost for October 1, 2007 — December 31, 2007, net of $102 tax effect	(189)						(189)
Net activity with Walter Energy	265,917			(17,077)				282,994
Share-based compensation	974			974

Balance at December 31, 2008	411,477	—	—	52,293		684,127	1,747	(326,690)
Comprehensive income:
Net income	113,779				$113,779	113,779
Other comprehensive income, net of tax:
Change in postretirement benefit plans, net of $502 tax effect	(41)				(41)		(41)
Net unrealized gain on subordinate security, net of $0 tax effect	189				189		189
Net amortization of realized gain on closed hedges, net of $347 tax effect	48				48		48

					$113,975

Net activity with Walter Energy	19,914			(5,172)		(301,604)		326,690
Consummation of spin-off and Merger	(2,508)	19,871,205	199	(2,707)
Share-based compensation	1,352			1,352
Dividends to WIM interest-holders	(16,000)					(16,000)
Dividends and dividend equivalents declared	(36,869)					(36,869)
Issuance of restricted stock	—	15,390	—	—
Shares issued upon exercise of stock options	54	6,456	—	54
Cancellation of common stock	—	(162)	—	—
Secondary offering, net of issuance costs	76,789	5,750,000	57	76,732

Balance at December 31, 2009	$568,184	25,642,889	$256	$122,552		$443,433	$1,943	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net income	$113,779	$2,437	$24,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,182	20,968	13,476
Amortization of residential loan discount to interest income	(14,965)	(18,334)	(25,140)
Depreciation and amortization	436	416	1,175
Proceeds from sale of mortgage securities classified as trading	2,387	—	—
Benefit from deferred income taxes	(81,749)	(7,777)	(7,088)
Amortization of deferred debt issuance costs to interest expense	1,204	1,845	2,867
Share-based compensation	1,352	974	2,556
Goodwill impairment charges	—	12,291	—
Other	(550)	(258)	(298)
Decrease (increase) in assets, net of effect of reverse acquisition:
Receivables	(3,108)	(3,802)	1,227
Other	(770)	(649)	46
Increase (decrease) in liabilities, net of effect of reverse acquisition:
Accounts payable	(1,384)	(161)	372
Accrued expenses	(2,415)	(3,758)	1,478
Accrued interest	(965)	(2,236)	(893)

Cash flows provided by operating activities	28,434	1,956	14,041

Investing activities:
Purchases of residential loans from unrelated third parties	—	—	(39,900)
Principal payments received on residential loans	117,388	148,432	214,632
Additions to real estate owned	(10,155)	(8,885)	(5,228)
Cash proceeds from sales of real estate owned	10,731	11,863	17,138
Additions to property and equipment, net	(2,176)	(217)	(156)
Cash proceeds from sale of property and equipment	—	259	1
(Increase) decrease in cash and short-term investments, restricted	(2,665)	19,924	15,177
Cash acquired in reverse acquisition with Hanover	774	—	—

Cash flows provided by investing activities	113,897	171,376	201,664

Financing activities:
Issuance of mortgage-backed debt	—	25,000	189,200
Payments on mortgage-backed debt	(108,169)	(358,459)	(219,793)
Net activity with Walter Energy	26,583	158,324	(184,932)
Dividends to WIM interest-holders	(16,000)	—	—
Dividends and dividend equivalents declared	(23,621)	—	—
Stock options exercised	54	—	—
Secondary offering, net of issuance costs	76,789	—	—
Debt issuance costs paid	—	—	(530)

Cash flows used in financing activities	(44,364)	(175,135)	(216,055)

Net increase (decrease) in cash and cash equivalents	97,967	(1,803)	(350)
Cash and cash equivalents at beginning of year	1,319	3,122	3,472

Cash and cash equivalents at end of year	$99,286	$1,319	$3,122

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$89,480	$119,600	$117,286
Cash paid for income taxes	$5,551	$12,443	$20,633
Supplemental Disclosure of Non-Cash Investing & Financing Activities:
Real estate owned acquired through foreclosure	$87,869	$73,036	$64,885
Residential loans originated to finance the sale of real estate owned	$56,849	$42,345	$36,281
Residential loans acquired with warehouse proceeds and/or advances from Walter Energy	$2,504	$107,593	$235,849
Dividends to Walter Energy	$306,458	$17,077	$25,864
Dividends and dividend equivalents declared, not yet paid	$13,248	$—	$—
Consummation of reverse acquisition with Hanover	$2,186	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

The Company is a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States, or U.S. The Company also operates mortgage advisory and insurance ancillary businesses. At December 31, 2009, the Company had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Walter Investment Reinsurance Company, Ltd., or WIRC, and Best Insurors, Inc., or Best.

The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of December 31, 2009, the Company employed 219 professionals and serviced over 34,000 individual residential loans.

The Spin-off

On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources Business through a spin-off to stockholders. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to Walter Investment Management LLC, or WIM, in return for all of WIM’s membership units. See Note 3 for further information.

The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the spin-off) are considered the predecessor to WIM for accounting purposes. Under Walter Energy’s ownership, the Financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to WIM.

The Merger

On September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge with Hanover Capital Mortgage Holdings, Inc., or Hanover, which agreement was amended and restated on February 17, 2009. On April 17, 2009, Hanover completed the transactions, or the Merger, contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, the Merger Agreement) by and among Hanover, Walter Energy, WIM, and JWH Holding Company, LLC, or JWHHC. The merged business was renamed Walter Investment Management Corp. on April 17, 2009 and is referred herein as “Walter Investment” or the “Company”. See Note 3 for further information.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of Walter Investment and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Merger constitutes a reverse acquisition for accounting purposes. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. Results of operations for the year ended December 31, 2009 include the results of operations for legacy operations of

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WIM for the full year ended December 31, 2009 and the results of operations of legacy Hanover from the completion of the Merger on April 17, 2009 through December 31, 2009. Results of operations for the years ended December 31, 2008 and 2007 are the results of operations of WIM only.

General corporate expenses incurred prior to April 17, 2009 and reported in the prior period financial statements contain allocations of operating costs between WIM and its former parent, Walter Energy. The costs include risk management, executive salaries, and other centralized business functions and were allocated to Walter Energy’s subsidiaries based on estimated annual revenues. Such costs were recorded in the caption ‘related party-allocated corporate charges’ in the accompanying statements of income and were $0.9 million, $3.5 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Certain costs incurred by Walter Energy that were considered directly related to WIM were charged to WIM and recorded in the caption ‘general and administrative’ in the accompanying statements of income. These costs approximated $0.1 million, $1.1 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Walter Investment’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had WIM operated as a stand-alone entity prior to April 17, 2009.

Principles of Consolidation

The Company has historically funded its residential loans through the securitization market. In particular, the Company organized Mid-State Trust II, or Trust II (whose assets are pledged to Trust IV), Mid-State Trust IV, or Trust IV, Mid-State Trust VI, or Trust VI, Mid-State Trust VII, or Trust VII, Mid-State Trust VIII, or Trust VIII, Mid-State Trust X, or Trust X, Mid-State Trust XI, or Trust XI, Mid-State Capital Corporation 2004-1 Trust, or Trust 2004-1, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, and Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1 (collectively, the Trusts) for the purpose of purchasing residential loans from WMC with the net proceeds from the issuance of mortgage-backed or asset-backed notes, or a securitization. The beneficial interests in the Trusts are owned either directly by WMC or indirectly by Mid-State Capital, LLC, or Mid-State, a wholly-owned subsidiary of WMC, respectively. The Company acquired the Hanover Capital Grantor Trust from Hanover as part of the Merger. The mortgage-backed debt is non-recourse and not cross-collateralized and therefore must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust.

The securitizations are structured legally as sales, but for accounting purposes are treated as financings under the Transfers and Servicing guidance as they do not meet the qualifying special purpose entity criteria under that guidance. WMC, as servicer to the nine trusts owned by WMC or Mid-State, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the notes remain on balance sheet as “residential loans”, retained interests are not recorded, and securitization bond financing replaces the warehouse debt or asset-backed commercial paper originally associated with the notes held for investment.

Reclassifications

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and residential loans.

The Company maintains cash and cash equivalents with federally insured financial institutions and at times these balances may exceed insurable amounts. Concentrations of credit risk with respect to residential loans are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of residential loans, 34%, 15%, 9%, 7% and 6% are secured by homes located in the states of Texas, Mississippi, Alabama, Louisiana and Florida, respectively, at December 31, 2009 and 33%, 15%, 9%, 6% and 6%, respectively, at December 31, 2008. The Company believes the potential for incurring material losses related to these concentrations of credit is remote.

The Company provides insurance to homeowners primarily in the southeastern U.S. and, due to the concentration in this area, is subject to risk of loss due to the threat of hurricanes and other natural disasters.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost which approximates market. The Company held $7.5 million in a certificate of deposit at December 31, 2009.

Cash and Short-Term Investments, Restricted

Restricted cash and short-term investments relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 7), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts ($45.8 million and $49.0 million, at December 31, 2009 and 2008, respectively). Restricted short-term investments at December 31, 2009 include short-term deposits in FDIC-insured accounts. Restricted short-term investments at December 31, 2008 include temporary investments, primarily in commercial paper or money market accounts, with original maturities of less than 90 days. Restricted short-term investments also include $5.9 million and $0 at December 31, 2009 and 2008, respectively, held in an insurance trust account. The insurance trust account, which secures payments under the Company’s reinsurance agreements, replaced a $5.9 million letter of credit canceled by the Company in June 2009. The funds in the insurance trust account include investments in money market funds. Additionally, restricted marketable securities totaled $0 and $0.2 million at December 31, 2009 and 2008, respectively.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential Loans and Revenue Recognition

Residential loans consist of residential mortgage loans and residential retail instalment agreements originated by the Company and acquired from other originators, principally JWH. Residential loans are initially recorded at the discounted value of the future payments using an imputed interest rate, net of yield adjustments such as deferred loan origination fees, associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit. References to “borrowers” refer to borrowers under the Company’s residential mortgage loans and instalment obligors in the Company’s residential retail instalment agreements. The Company has had minimal purchase and origination activity subsequent to May 1, 2008, when the Company ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations relate to the financing of sales of REO properties. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition.

Interest income on the Company’s residential loans is a combination of the interest earned based on the outstanding principal balance of the underlying loan, the contractual terms of the mortgage loan and retail instalment agreement and the amortization of yield adjustments, principally premiums and discounts. The retail instalment agreement states the maximum amount to be charged to borrowers, and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Yield adjustments are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. The Company uses actual and estimated cash flows to derive an effective level yield. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums or discounts arising from the loan’s inception.

The Company has the ability to levy costs to protect its collateral position upon default, such as attorney fees and late charges, as allowed by state law. The various legal instruments used allow for different fee structures to be charged to the borrower, for example, late fees and prepayment fees. These fees are recognized as revenue when collected. In its capacity as the loan servicer, the Company advances funds on behalf of borrowers for taxes and insurance. These advances are routinely assessed for collectability and any uncollectible advances are appropriately charged to earnings. Recoveries of charged-off advances, if any, are recognized as income when collected.

Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash method of accounting. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due. If a non-accrual loan is returned to accruing status the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not fully collectible.

The Company sells REO which was repossessed or foreclosed from borrowers in default of their loans or notes. Sales of REO involve the sale and, in most circumstances, the financing of both a home and related real estate. Revenues from the sales of REO are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment (for primary residences), frequently is not

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the installment method until the borrower’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

Allowance for Loan Losses on Residential Loans

The residential loan portfolio is collectively evaluated for impairment as the individual loans are smaller balances and homogenous in nature. The allowance for loan losses is established based on management’s judgment and estimate of credit losses inherent in the Company’s residential loan portfolio. Management’s periodic evaluation of the adequacy of the allowance for loan losses on residential loans is based on, but not limited to, the Company’s past loss experience, known and inherent risks in the portfolio, delinquencies, the estimated value of the underlying real estate collateral and current economic and market conditions within the applicable geographic areas surrounding the underlying real estate. The allowance for losses on residential loans is increased by provisions for losses charged to income and is reduced by charge-offs, net of recoveries. As the amount of residential loans decreases and as they age, the credit exposure is reduced, resulting in decreasing provisions.

Real Estate Owned

REO, which consists of real estate acquired in satisfaction of residential loans, is recorded at the lower of cost or estimated fair value less estimated costs to sell, which is based on historical resale recovery rates and current market conditions.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Gains and losses upon disposition are reflected in the statement of income in the period of disposition. Maintenance and repair costs are charged to expense as incurred.

Accounting for the Impairment of Long-Lived Assets and Goodwill

Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable and, in the case of goodwill, at least annually. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment.

The Company uses estimates of future cash flows of the related asset, asset grouping or reporting unit in measuring whether the assets are recoverable. Changes in market conditions and actual or estimated future cash flows could have an impact on the recoverability of such assets, resulting in future impairment charges.

In 2008, the Company recorded a charge of $12.3 million for the impairment of goodwill. As a result of further deterioration in the subprime mortgage markets, the Company analyzed its goodwill for potential impairment. The fair value was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that there was no implied value of goodwill. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to the projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods. As a result of this write-off, the Company no longer has any goodwill on its balance sheet.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Debt Issuance Costs

Deferred debt issuance costs represent debt issue costs related to the mortgage-backed debt of the trusts. These costs are amortized into interest expense over the life of the trusts using the interest method.

Mortgage-Backed Debt

The Company has historically funded its residential loans through the securitization market. As of December 31, 2009, the Company had nine separate non-recourse securitization trusts where it services the underlying collateral and one non-recourse securitization for which it does not service the underlying collateral. These ten trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by $1.5 billion of assets, including residential loans, REO and restricted short-term investments, at December 31, 2009.

Borrower remittances received on the residential loan collateral are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt is also subject to redemption according to specific terms of the respective indenture agreements.

Hedging Activities

The Company has, in the past, entered into interest rate hedge agreements designed to reduce the risk of rising interest rates on the forecasted amount of securitization debt to be issued to finance residential loans. Changes in the fair value of interest rate hedge agreements that were designated and effective as hedges were recorded in accumulated other comprehensive income (loss), or AOCI. Deferred gains or losses from settled hedges determined to be effective have been reclassified from AOCI to interest expense in the statement of income in the same period as the underlying transactions were recorded and are recognized in the caption ‘interest expense’. Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective are immediately recorded in the statement of income. There were no hedges outstanding as of December 31, 2009.

Insurance Claims (Hurricane Losses)

Accruals for property liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property liability losses, based upon the facts in each case and the Company’s experience with similar matters. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

The Company recorded a provision of $3.9 million in 2008 for hurricane insurance losses, net of reinsurance proceeds received from unrelated insurance carriers. These estimates were recorded for claims losses as a result of damage from Hurricanes Ike and Gustav in the Company’s geographic footprint. There were no significant hurricane losses in the other years presented.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the liability for unpaid claims and claim adjustment expenses for the years ended December 31 (in thousands):

	2009	2008	2007

Gross liability, beginning of year	$2,906	$1,510	$2,501
Less: Reinsurance recoverables	—	(79)	(1,383)

Net liability, beginning of year	2,906	1,431	1,118
Incurred losses related to:
Current year	4,801	8,759	4,718
Prior years	(318)	(236)	17

Total incurred	4,483	8,523	4,735
Paid related to:
Current year	4,136	6,593	4,059
Prior years	2,238	648	1,713
Less: Reinsurance recoveries	—	(193)	(1,350)

Total Paid	6,374	7,048	4,422

Net liability, end of year	1,015	2,906	1,431
Plus: Reinsurance recoverables	—	—	79

Gross liability, end of year	$1,015	$2,906	$1,510

Reported claims liability	$365	$1,505	$709
Incurred but not reported claims liability	650	1,401	801

Gross liability, end of year	$1,015	$2,906	$1,510

Share-Based Compensation Plans

The Company has in effect stock incentive plans under which restricted stock, restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company is required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense using the graded method over the requisite service periods. The fair value of the Company’s restricted stock and restricted stock units is generally based on the average of the high and low market price of its common stock on the date of grant. The Company has estimated the fair value of non-qualified stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price and expected dividends.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or Code, and the corresponding provisions of state law. To qualify as a REIT the Company must distribute at least 90% of its annual REIT taxable income to shareholders (not including taxable income retained in its taxable subsidiaries) within the timeframe set forth in the Code and also meet certain other requirements.

The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The Company classifies interest and penalties on uncertain tax positions as other expense and general and administrative expenses, respectively, in its consolidated statement of income.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders, after the allocation of income to participating securities, by the weighted-average number of common shares outstanding for the period. Diluted net income available to common stockholders per share is computed by dividing net income available to common stockholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, using the treasury stock method.

Litigation and Investigations

The Company is involved in litigation, investigations and claims arising out of the normal conduct of its business. The Company estimates and accrues liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements and assessments by internal counsel of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. The Company believes its has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that WMC breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. The Company believes the case to be without merit and is vigorously pursuing the defense of the claim.

As discussed in Note 15, Walter Energy is in dispute with the Internal Revenue Service, or IRS, on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

Recent Accounting Guidance

In June 2009, the Financial Accounting Standards Board, or FASB, issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. The new guidance created the FASB Accounting Standards Codification, or the Codification or ASC. The Codification is now the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission, or SEC, guidance organized using the same topical structure in separate sections. The guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance on September 30, 2009 did not have a significant impact on the Company’s consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation and Business Combinations

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

Also in December 2007, the FASB issued new guidance on business combinations that changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this guidance amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. This guidance was applied prospectively for business combinations occurring after December 31, 2008. The adoption of this guidance impacted the Company’s operating results in 2009 with the completion of the business combination with Hanover. Acquisition costs and fees were expensed, resulting in a decrease in the Company’s operating results.

In June 2009, the FASB issued new guidance which modifies how a company determines when a variable interest entity, or VIE, should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing assessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that the guidance will have on the Company’s consolidated financial statements.

Investments

In April 2009, the FASB issued new guidance related to investments in debt and equity securities which clarifies the determination of an other-than-temporary impairment. The guidance (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the existing guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.

Transfers and Servicing

In February 2008, the FASB issued guidance related to transfers and servicing of financial assets which requires an assessment as to whether assets purchased from a counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. If certain criteria are met, the transaction is considered a sale and a subsequent financing. If certain criteria are not met,

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transaction is not considered a sale with a subsequent financing, but rather a linked transaction that is recorded based upon the economics of the combined transaction, which is generally a forward contract. The new guidance was effective for fiscal years beginning after November 15, 2008, and it is applied to all initial transfers and repurchase financings entered into after the effective date. The adoption of this guidance on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance concerning the disclosures by public entities of transfers of financial assets and interests in variable interest entities which requires expanded disclosures for transfers of financial assets and involvement with VIEs. Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the company’s involvement with the VIE and (iv) the impact on financial results related to the company’s involvement with the VIE. Certain disclosures are also required where the company is a non-transferor sponsor or servicer of a QSPE. The guidance was effective for the first reporting period ending after December 15, 2008. See Note 5 to the consolidated financial statements for the additional disclosures required by the guidance.

In June 2009, the FASB issued new accounting guidance concerning the accounting for transfers of financial assets which amends the existing derecognition accounting and disclosure guidance. The guidance eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with the accounting guidance concerning variable interest entities. The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that guidance will have on the Company’s consolidated financial statements.

Derivatives and Hedging

In March 2008, the FASB issued new guidance concerning disclosures of derivative instruments and hedging activities. The guidance amends and expands the disclosure requirements of previous guidance to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance was effective January 1, 2009. The adoption of this guidance on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In October 2008, the FASB issued new accounting guidance concerning the determination of fair value of a financial asset when the market for that asset is not active. The new guidance clarifies the application of the existing fair value accounting guidance in a market that is not active. The guidance applies to financial assets within the scope of accounting guidance that require or permit fair value measurements in accordance with the existing guidance and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance was effective upon issuance,

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In April 2009, the FASB issued new accounting guidance concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions are not orderly. The guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance on June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance on December 31, 2009 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In January 2010, the FASB updated the accounting standards to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of levels 1 and 2 fair value measurements and to describe the reasons for the transfers and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the roll forward of fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure for fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 12, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material effect on the Company’s disclosures.

Financial Instruments

In January 2009, the FASB issued new impairment guidance concerning beneficial interests which amends the existing impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests. The guidance eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected. This change is consistent with the impairment models contained in the accounting guidance concerning accounting for certain investments in debt and equity securities. The guidance emphasizes that the holder must consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral. The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectability of the consolidated security. The adoption of the guidance on December 31, 2008 did not have a significant impact on the Company’s consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued new guidance related to financial instruments which amends disclosures about fair value of financial instruments. The guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of the guidance as of June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements. See Note 4 for the Company’s fair value disclosures.

Compensation

In June 2008, the FASB issued new accounting guidance concerning the determination of whether instruments granted in share-based payment transactions are participating securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The guidance requires that all previously reported earnings per share, or EPS, data is retrospectively adjusted to conform to the provisions of the new accounting guidance. Current period EPS amounts have been adjusted to reflect the adoption of the guidance on January 1, 2009.

Subsequent Events

In May 2009, FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

3.	Business Separation and Merger

On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to stockholders and subsequent Merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge with Hanover, which agreement was amended and restated on February 17, 2009. To effect the separation, WIM was formed on February 3, 2009, as a wholly-owned subsidiary of Walter Energy, having no independent assets or operations. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to WIM in return for WIM’s membership unit.

On April 17, 2009, the Company completed its separation from Walter Energy. In connection with the separation, WIM and Walter Energy executed the following transactions or agreements which involved no cash:

•	Walter Energy distributed 100% of its interest in WIM to holders of Walter Energy’s common stock;

•	All intercompany balances between WIM and Walter Energy were settled with the net balance recorded as a dividend to Walter Energy;

•	In accordance with the Tax Separation Agreement, Walter Energy will, in general, be responsible for any and all taxes reported on any joint return through the date of the separation, which may also include WIM for periods prior to the separation. WIM will be responsible for any and all taxes reported on any WIM separate tax return and on any consolidated returns for Walter Investment subsequent to the separation;

•	Walter Energy’s share-based awards held by WIM employees were converted to equivalent share-based awards of Walter Investment, with the number of shares and the exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification pursuant to the guidance concerning stock compensation.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities transferred to WIM from Walter Energy also included $26.6 million in cash, which was contributed to WIM by Walter Energy on April 17, 2009. Following the spin-off, WIM paid a taxable dividend consisting of cash of $16.0 million and additional equity interests to its members.

The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company, Walter Investment, continues to operate as a publicly traded REIT subsequent to the Merger. After the spin-off and Merger, Walter Energy’s stockholders that became members of WIM as a result of the spin-off, and certain holders of options to acquire limited liability company interests of WIM, collectively owned 98.5% and stockholders of Hanover owned 1.5% of the shares of common stock of Walter Investment outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with WIM considered the accounting acquirer. Walter Investment applied for, and was granted approval, to list its shares on the NYSE Amex. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.

The reverse acquisition of the operations of Hanover has been accounted for pursuant to the Business Combinations guidance, with WIM as the accounting acquirer. As a result, the historical financial statements of WIM have become the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition (April 17, 2009) at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.

The purchase price for the acquisition was $2.2 million based on the fair value of Hanover (308,302 Hanover shares, which represented 1.5% of the shares of common stock at the time of the transaction, at $7.09, the closing stock price of Walter Investment) on April 17, 2009.

The above purchase price has been allocated to the tangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the Merger, were expensed as incurred.

The purchase price has been allocated as of April 17, 2009 as follows (in thousands):

Cash	$774
Receivables	330
Subordinate security	1,600
Residential loans, net	4,532
Other assets	388
Accounts payable and accrued expenses	(2,093)
Mortgage-backed debt	(2,666)
Other liabilities	(679)

$2,186

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of revenue and net loss of Hanover included in the Company’s consolidated statement of income from the acquisition date to December 31, 2009 are as follows (in thousands):

For the Period
April 17, 2009
to December 31, 2009

Total revenue	$1,622
Net loss	$(686)

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

The unaudited pro forma results for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	For the Year Ended
	December 31,
	2009	2008

Total revenue	$187,740	$202,269
Net income	$35,924	$38,357

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

The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of December 31, 2009.

The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market rates commensurate with the credit quality and duration of the investment.

The subordinate security is measured in the consolidated financial statements at fair value on a recurring basis in accordance with the accounting guidance concerning debt and equity securities and is categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	As of December 31, 2009
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Subordinate security	$—	$—	$1,801	$1,801

Total	$—	$—	$1,801	$1,801

Total assets valued by Level 3 methods are less than 1% of the Company’s total assets as of December 31, 2009. The subordinate security was acquired as part of the Merger.

The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

As of and for
the Year Ended
December 31, 2009

Beginning balance	$—
Principal reductions	—
Total gains (losses):
Included in net income	—
Included in other comprehensive income	189
Purchases, sales, issuances and settlements, net	1,612
Transfer into or out of Level 3 category	—

$1,801

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying values, and gains and losses recognized during the period, for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment

December 31, 2009	$63,124	$—	$—	$63,124	$(15,045)
December 31, 2008	48,198	—	—	48,198	(12,628)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$99,286	$99,286	$1,319	$1,319
Cash and short-term investments, restricted	51,654	51,654	49,196	49,196
Receivables, net	3,052	3,052	5,447	5,447
Residential loans, net	1,644,346	1,533,267	1,771,675	1,460,000
Subordinate security	1,801	1,801	—	—
Real estate owned	63,124	63,124	48,198	48,198
Financial liabilities:
Accounts payable	14,045	14,045	2,181	2,181
Accrued expenses	28,296	28,296	46,367	46,367
Mortgage-backed debt, net of deferred debt issuance costs	1,249,004	1,147,142	1,353,076	1,075,000
Accrued interest	8,755	8,755	9,717	9,717

For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:

Cash, restricted cash and short-term investments, receivables, accounts payable, accrued expenses, and accrued interest — The estimated fair value of these financial instruments approximates their carrying value due to their high liquidity or short-term nature.

Residential loans — The fair value of residential loans is estimated by discounting the net cash flows estimated to be generated from the asset. The discounted cash flows were determined using assumptions such as, but not limited to, interest rates, prepayment speeds, default rates, loss severities, and a risk-adjusted market discount rate. The value of these assets is very sensitive to changes in interest rates.

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mortgage-backed debt, net of deferred debt issuance costs — The fair value of mortgage-backed debt is determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the residential loans that secure these obligations and are non-recourse to the Company. The value of mortgage-backed debt is very sensitive to changes in interest rates.

5.	Residential Loans

Residential loans are held for investment and consist of unencumbered residential loans and residential loans held in securitization trusts, summarized in the table below (in thousands). Residential loans consist of residential mortgage loans and residential retail instalment agreements.

	December 31, 2009	December 31, 2008

Unencumbered residential loans, net	$333,636	$363,741
Residential loans held in securitization trusts, net	1,310,710	1,407,934

Residential loans, net	$1,644,346	$1,771,675

The following table summarizes the activity in the residential loan allowance for loan losses (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance, December 31	$18,969	$13,992	$13,011
Provision charged to income	15,182	20,968	13,476
Less: Charge-offs, net of recoveries	(16,490)	(15,991)	(12,495)

Balance, December 31	$17,661	$18,969	$13,992

The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans:

	December 31, 2009	December 31, 2008

31-60 days	1.33%	1.58%
61-90 days	0.74%	0.72%
91 days or more	3.37%	3.05%

	5.44%	5.35%

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unencumbered Residential Loans

Unencumbered residential loans, net consist of instalment notes receivable and mortgage loans and are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Unencumbered residential loans, principal balance	$365,797	$399,099
Less: Yield adjustment, net(1)	(28,701)	(31,940)
Less: Allowance for loan losses	(3,460)	(3,418)

Unencumbered residential loans, net(2)	$333,636	$363,741

(1)	Deferred origination costs, premiums and discounts are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for unencumbered residential loans, net at December 31, 2009 and 2008 were $2.8 million and $3.1 million, respectively. Premiums and discounts, net included in the yield adjustment, net for unencumbered residential loans, net at December 31, 2009 and 2008 were $35.9 million and $38.8 million, respectively.

(2)	The weighted average life of the portfolio approximates 10 years based on assumptions for prepayment speeds, default rates and losses.

The following table summarizes the activity in the allowance for loan losses on unencumbered residential loans, net (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance, December 31	$3,418	$1,737	$293
Provision charged to income	4,359	5,894	2,737
Less: Charge-offs, net of recoveries	(4,317)	(4,213)	(1,293)

Balance, December 31	$3,460	$3,418	$1,737

The amount of unencumbered residential loans, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $21.4 million and $16.0 million at December 31, 2009 and December 31, 2008, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.

The following table presents delinquencies as a percent of amounts outstanding on the principal balance of unencumbered residential loans:

	December 31, 2009	December 31, 2008

31-60 days	1.98%	2.29%
61-90 days	1.53%	0.92%
91 days or more	5.84%	4.03%

	9.35%	7.24%

Residential Loans Held in Securitization Trusts, Net

Residential loans held in securitization trusts, net consist of residential loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Residential loans held in securitization trusts, net are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Residential loans held in securitization trusts, principal balance	$1,454,062	$1,565,879
Less: Yield adjustment, net(1)	(129,151)	(142,394)
Less: Allowance for loan losses	(14,201)	(15,551)

Residential loans held in securitization trusts, net(2)	$1,310,710	$1,407,934

(1)	Deferred origination costs, premiums and discounts are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans held in securitization trusts, net at December 31, 2009 and 2008 were $8.8 million and $9.6 million, respectively. Premiums and discounts, net included in the yield adjustment, net for residential loans held in securitization trusts, net at December 31, 2009 and 2008 were $145.8 million and $162.2 million, respectively.

(2)	The weighted average life of the portfolio approximates 8 years based on assumptions for prepayment speeds, default rates and losses.

The following table summarizes the activity in the allowance for loan losses on residential loans held in securitization trusts, net (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance, December 31	$15,551	$12,255	$12,718
Provision charged to income	10,823	15,074	10,739
Less: Charge-offs, net of recoveries	(12,173)	(11,778)	(11,202)

Balance, December 31	$14,201	$15,551	$12,255

The amount of residential loans held in securitization trusts, net that had been put on nonaccrual status due to delinquent payments of ninety days past due or greater was $39.8 million and $42.3 million at December 31, 2009 and 2008, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over ninety days past due.

All of the Company’s residential loans held in securitization trusts, net are pledged as collateral for the mortgage-backed debt (see Note 7). The Company’s only continued involvement with the residential loans held in securitization trusts, net is retaining all of the beneficial interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans held in securitization trusts:

	December 31, 2009	December 31, 2008

31-60 days	1.17%	1.39%
61-90 days	0.54%	0.67%
91 days or more	2.74%	2.78%

	4.45%	4.84%

6.	Subordinate Security

The Company’s fixed-rate subordinate security consists of a single security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. Subordinate security totaled $1.8 million and $0 at December 31, 2009 and 2008, respectively. The subordinate security was acquired as part of the Merger with Hanover. Subordinate security is summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Principal balance	$3,812	$—
Purchase price and other adjustments	(2,200)	—

Amortized cost	$1,612	$—

Unrealized gain	189	—

Carrying value (fair value)	$1,801	$—

Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Mortgage-Backed Debt and Related Collateral

Mortgage-Backed Debt

Mortgage-backed debt consists of mortgage-backed/asset-backed notes and collateralized mortgage obligations, summarized as follows (in thousands):

			Weighted
			Average Stated
			Interest Rate at
	December 31,		December 31,	Final
	2009	2008	2009	Maturity

Trust IV Asset-Backed Notes	$123,588	$144,950	8.33%	2030
Trust VI Asset-Backed Notes	110,373	121,776	7.42%	2035
Trust VII Asset-Backed Notes	100,852	106,874	6.34%	2036
Trust VIII Asset-Backed Notes	111,549	120,506	7.79%	2038
Trust X Asset-Backed Notes	169,512	183,489	6.30%	2036
Trust XI Asset-Backed Notes	159,042	167,448	5.51%	2038
Trust 2004-1 Trust Asset-Backed Notes	150,432	160,277	6.64%	2037
Trust 2005-1 Trust Asset-Backed Notes	160,799	172,921	6.15%	2040
Trust 2006-1 Trust Asset-Backed Notes	179,006	194,580	6.28%	2040
Hanover Capital Grantor Trust Collateralized Mortgage Obligations	2,301	—	5.46%	2029

Total	$1,267,454	$1,372,821

The securitization trusts beneficially owned by WMC and its wholly owned subsidiary, Mid-State Capital, LLC, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “Trust Notes”), which consist of eight separate series of public debt offerings and one private offering. The Company acquired the Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering. Prior to April 30, 2008, the Company was a borrower under a $150.0 million and a $200.0 million Variable Funding Loan Agreement (the “Warehouse Facilities”). The Trust Notes provide long-term financing for instalment notes receivable and mortgage loans purchased by WMC, while the Warehouse Facilities provided temporary financing.

The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain over-collateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, result in any excess over-collateralization going to pay down the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to the Company. As of December 31, 2009, three of the Company’s securitization trusts exceeded certain triggers and did not provide any significant levels of excess cash flow to the Company during 2009. In February 2010, the Company purchased Trust X REO at its par value of approximately $3.0 million. As a result of this transaction, the Trust X loss trigger has been cured. Consequently, on February 16, 2010 the Company received a $4.2 million cash release from this securitization.

The Company has historically funded its residential loans through the securitization market. As of December 31, 2009, the Company has nine separate non-recourse securitization trusts for which it services the underlying collateral and one non-recourse securitization for which is does not service the underlying collateral. These ten trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by $1.5 billion of assets, including residential loans, REO and restricted short-term investments. All of the Company’s

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As the Company has retained the beneficial interests in the securitizations and will absorb a majority of any losses on the underlying collateral, the Company has consolidated the securitization entities and treats the residential loans as its assets and the related mortgage-backed debt as its debt.

Borrower remittances received on the residential loan collateral are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt is also subject to redemption according to specific terms of the respective indenture agreements.

At the beginning of the second quarter of 2008, the Company was a borrower under a $200.0 million warehouse facility and a $150.0 million warehouse facility, together the Warehouse Facilities, providing temporary financing to the Company for its purchases and/or originations of residential loans. On April 30, 2008, the Company repaid all outstanding borrowings and terminated the Warehouse Facilities using funds provided by Walter Energy. Since the termination of the Warehouse Facilities, the Company has neither used nor accessed the mortgage-backed securitization market.

Prior to the termination of the Warehouse Facilities, the Company held multiple interest rate hedge agreements with various counterparties with an aggregate notional value of $215.0 million. The objective of these hedges was to protect against changes in the benchmark interest rate on the forecasted issuance of mortgage-backed notes in a securitization. At March 31, 2008, the hedges no longer qualified for hedge accounting treatment because the Company no longer planned to access the securitization market due to existing market conditions. As a result, the Company recognized a loss on interest rate hedge ineffectiveness of $17.0 million in the first quarter of 2008. On April 1, 2008, the Company settled the hedges for a payment of $17.0 million. There are no hedges outstanding at December 31, 2009.

Collateral for Mortgage-Backed Debt

The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009	December 31, 2008

Residential loans in securitization trusts, principal balance	$1,454,062	$1,565,879
Real estate owned	41,143	35,763
Restricted cash and short-term investments	45,752	48,985

Total mortgage-backed debt collateral	$1,540,957	$1,650,627

8.	Share-Based Compensation Plans

Prior to the spin-off from Walter Energy, certain employees of the Company participated in Walter Energy’s 2002 Long-Term Incentive Award Plan, or the 2002 Plan, and the Long-Term Incentive Stock Plan approved by Walter Energy’s stockholders in October 1995, or the 1995 Plan, and amended in September 1997. Under both plans (collectively, the Walter Energy Equity Award Plans), employees were granted options to purchase stock in Walter Energy as well as restricted stock units. The share-based expense related to Company employees under the Walter Energy Equity Award Plans has been reflected in the Company’s consolidated statements of income in salaries and benefits expense.

In connection with the spin-off, Walter Energy’s share-based awards held by Company employees were converted to equivalent share-based awards of the Company, if elected, based on the ratio of the Company’s fair market value of stock when issued to the fair market value of Walter Energy’s stock. The number of

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the spin-off. Each Walter Investment share-based award has the same term and conditions as were applicable under the corresponding Walter Energy share-based award. The conversion was accounted for as a modification under the provisions of the Stock Compensation guidance and resulted in no increase in the fair value of the awards to be recognized immediately upon modification. The remaining $0.1 million of modification expense associated with the awards will be recorded through February 2011.

In connection with the spin-off, the Company’s Board of Directors adopted Hanover’s 1999 Equity Incentive Plan, or the 1999 EIP, and 2009 Long Term Incentive Plan, or the 2009 LTIP, providing for future awards to the Company’s employees and directors.

The 2009 LTIP permits grants of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors. The 2009 LTIP is administered by the Compensation Committee, which is comprised of two or more non-employee Board of Director members. The number of shares available for issuance under the 2009 LTIP is 3.0 million. No participant may receive options, restricted stock or other awards under the 2009 LTIP that exceeds 1.2 million in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee but, except in limited circumstances, the term cannot exceed 10 years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement. No awards will be granted after the termination of the plan unless extended by shareholder approval.

As of December 31, 2009, there were approximately 0 and 1.9 million shares underlying the 1999 EIP and 2009 LTIP (collectively, the Walter Investment Equity Award Plans), respectively, that are authorized, but not yet granted.

Option Activity

On April 20, 2009, the Company granted stock options to each of its non-employee directors under the 1999 EIP to purchase 2,000 shares of the Company’s common stock which were fully vested as of the date of the grant. The exercise price for the stock option grants is $8.00, which is equal to the close price of the Company’s common stock on the NYSE Amex on the grant date as provided under the 1999 EIP. Each of the non-employee directors were also issued options to purchase 8,333 shares of the Company’s common stock under the 2009 LTIP. The exercise price for the stock option grants is $7.67, which is equal to the average high and low of the Company’s common stock on the NYSE Amex on the grant date as provided under the 2009 LTIP. These stock options vest in equal installments over three years.

On May 19, 2009, the Company granted stock options under the 1999 EIP and 2009 LTIP to purchase approximately 0.3 million shares of the Company’s common stock to certain employees. The exercise price of the stock option grants is $13.37, which is equal to the average high and low of the Company’s common stock on the NYSE Amex on the grant date. The stock options vest in equal installments over three years.

The grant date fair value of the stock options granted subsequent to the spin-off and Merger approximated $0.7 million.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in all plans for option grants by Walter Energy prior to the spin-off and by the Company subsequent to the spin-off as of December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Shares	per Share	(In years)	Value
				(In $000s)

Option activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2007	130,337	$16.64
Granted	13,625	53.45
Exercised	(85,703)	14.56
Forfeited	—	—

Outstanding at December 31, 2008	58,259	28.30	6.77	$183
Awards remaining with Walter Energy(1)	(28,781)	16.50

Outstanding at April 17, 2009	29,478	34.10
Option activity under the Company’s plans subsequent to the spin-off
Additional options issued by the Company at spin-off to preserve intrinsic value(2)	70,204	11.24
Granted(3)	334,998	14.57
Exercised	(6,456)	8.40
Forfeited	—	—

Outstanding at December 31, 2009	428,224	$13.89	8.86	$937

Exercisable at December 31, 2009	62,906	$21.05	7.00	$288

(1)	Represents options of the Company’s employees who elected to retain Walter Energy options rather than to convert them to those of the Company in connection with the spin-off.

(2)	Represents additional options granted at spin-off. The number of shares and the exercise price were equitably adjusted to preserve the option holders’ intrinsic value.

(3)	Represents options granted after the spin-off. Includes 1,005 fully vested options held by employees of Hanover that were converted to those of the Company in connection with the Merger.

The weighted-average grant-date fair values of stock options of the Company and Walter Energy granted to employees of the Company during the years ended December 31, 2009, 2008, and 2007 were $2.26, $20.23, and $9.37, respectively. The total amount of cash received by the Company from the exercise of stock options by the Company’s employees was $0.1 million, $1.2 million, and $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The total intrinsic value of stock awards exercised or converted by the Company’s employees during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $4.2 million, and $0.4 million, respectively. The total fair value of options designated to employees of the Company that vested during the years 2009, 2008, and 2007 were $0.1 million, $0.2 million, and $0.3 million, respectively.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Method and Assumptions Used to Estimate Fair Value of Options

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions Walter Energy used in the Black-Scholes option pricing model are shown below for the years ended December 31, 2008 and 2007. The weighted-average assumptions the Company used for the year ended December 31, 2009 are shown below.

	2009	2008	2007

Risk free interest rate	2.32%	2.78%	4.75%
Dividend yield	13.40%	0.65%	0.73%
Expected life (years)	5.00	5.11	4.31
Volatility	60.39%	40.85%	34.47%
Forfeiture rate	4.62%	4.62%	4.62%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected life of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on the REIT industry volatility for the S&P 1500 REIT index due to a lack of stock price history.

Non-vested Share Activity

The Company’s non-vested share-based awards consist of restricted stock and restricted stock units.

Effective March 1, 2007, Walter Energy adopted the 2007 Long-term Incentive Award Plan, or the 2007 Plan, of JWH Holding Company, LLC, the Company’s immediate parent prior to the spin-off and Merger. The 2007 plan allowed for up to 20% of the LLC interest to be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors. Certain of the Company’s executives were eligible employees under the 2007 Plan. In 2006, the Board of Directors of Walter Energy granted a special equity award to certain executives of the JWH Holding Company, LLC whereby the employees received non-qualified options in JWH Holding Company, LLC to acquire the equivalent of 11.25% of the total combined designated equity of the Company. The exercise price of these options was equal to the fair value at the date of grant. In conjunction with the spin-off, these awards were cancelled and replaced with restricted stock units of WIMC. These awards were fully vested, in accordance with the original vesting terms, and expensed prior to the spin-off; therefore, no additional expense was recorded.

On April 29, 2009, the Company granted 3,078 shares of restricted stock to each of its non-employee directors under the 1999 EIP. The restricted stock vests on a three year cliff vesting schedule.

On May 19, 2009, the Company granted approximately 0.2 million restricted stock units under the 2009 LTIP to certain employees. The restricted stock units vest in equal installments over three years.

The grant date fair value of the share-based awards granted subsequent to the spin-off and Merger approximated $2.1 million.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in all plans for non-vested awards, consisting of restricted stock and restricted stock units, by Walter Energy prior to the spin-off and by the Company subsequent to the spin-off as of December 31, 2009:

			Weighted
		Aggregate	Average
		Intrinsic Value	Contractual
	Shares	($000)	Term in Years

Non-vested share activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2007	58,043
Granted	11,716
Vested	(11,282)
Cancelled	—

Outstanding at December 31, 2008	58,477	$1,024	0.71
Vested	(18,566)
Awards remaining with Walter Energy(1)	(17,933)

Outstanding at April 17, 2009	21,978
Non-vested share activity under the Company’s plans subsequent to the spin-off
Replaced units at spin-off(2)	737,486
Granted(3)	182,723
Vested	—
Cancelled	—

Outstanding at December 31, 2009	942,187	$13,502	9.14

(1)	Represents restricted stock units of the Company’s employees who elected to retain Walter Energy restricted stock units rather than to convert them to those of the Company in connection with the spin-off.

(2)	Represents additional restricted stock units granted at the spin-off. The number of restricted stock units were equitably adjusted to preserve the holder’s intrinsic value.

(3)	Represents restricted stock and restricted stock units granted after the spin-off.

The weighted-average grant-date fair values of non-vested shares of the Company and Walter Energy granted to employees of the Company during the years ended December 31, 2009, 2008, and 2007 were $12.84, $53.45, and $28.12, respectively. The weighted-average grant-date fair value of non-vested shares of the Company at December 31, 2009 was $8.62. The total intrinsic value of non-vested shares that vested or converted by the Company’s employees during the years ended December 31, 2009, 2008 and 2007 was $0, $0.6 million, and $0.3 million, respectively. The total fair value of non-vested shares designated to employees of the Company that vested during the years 2009, 2008, and 2007 were $0, $0.1 million, and $0.2 million, respectively.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense

The components of share-based compensation expense are presented below:

	December 31,
	2009	2008	2007
	(In millions)

Plans sponsored by Walter Energy	$0.2	$0.5	$1.5
Walter Investment stock options, restricted stock and restricted stock units	1.2	—	—

Total	$1.4	$0.5	$1.5

The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures.

As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s share option plans. The cost is expected to be recognized over a weighted-average period of 2.4 years. For restricted stock and restricted stock units, there was $1.4 million of total unrecognized compensation cost expected to vest over the weighted-average period of 2.4 years as of December 31, 2009.

9.	Letters of Credit

Walter Energy arranged letters of credit in order to secure the Company’s obligations under certain reinsurance contracts. The outstanding letters of credit were $0, $9.9 million, and $10.0 million at December 31, 2009, 2008, and 2007, respectively. The Company has included letter of credit charges in general and administrative expenses in the amount of $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. A letter of credit was canceled by the Company in June 2009. The Company replaced the letter of credit with a deposit of $5.9 million in an insurance trust account used to secure the payments under the Company’s reinsurance agreements.

10.	Credit Agreements

Syndicated Credit Agreement

On April 20, 2009, the Company entered into a syndicated credit agreement, or the Syndicated Credit Agreement, that establishes a secured $15.0 million bank revolving credit facility, with a letter of credit sub-facility in an amount not to exceed $10.0 million outstanding at any time. The Syndicated Credit Agreement is guaranteed by the subsidiaries of the Company other than Walter Investment Reinsurance, Co., Ltd., Mid-State Capital, LLC, Hanover SPC-A, Inc. and the Company’s securitization trusts. In addition, Walter Energy posted a letter of credit, or the Support Letter of Credit, in an amount equal to $15.7 million to secure the Company’s obligations under the Syndicated Credit Agreement. The loans under the Syndicated Credit Agreement shall be used for general corporate purposes of the Company and its subsidiaries. The Syndicated Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Syndicated Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Syndicated Credit Agreement may be due and payable. All loans under the Syndicated Credit Agreement shall be available until the termination date, which is April 20, 2011, at which point all obligations under the Syndicated Credit Agreement shall be due and payable. The commitment fee on the unused portion of the Syndicated Credit Agreement is 0.50%. All loans made under the Syndicated Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, no funds have been drawn under the Syndicated Credit Agreement and the Company is in compliance with all covenants.

Revolving Credit Agreement and Security Agreement

On April 20, 2009, the Company entered into a revolving credit agreement and security agreement, or the Revolving Credit Agreement, among the Company, certain of its subsidiaries and Walter Energy, as lender. The Revolving Credit Agreement establishes a guaranteed $10.0 million revolving facility, secured by a pledge of unencumbered assets with an unpaid principal balance of at least $10.0 million. The Revolving Credit Agreement also is guaranteed by the subsidiaries of the Company that guarantee the Syndicated Credit Agreement. The Revolving Credit Agreement is available only after a major hurricane has occurred with projected losses greater than the $2.5 million self-insured retention, or the Revolving Credit Agreement Effective Date. The Revolving Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Revolving Credit Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Revolving Credit Agreement may be due and payable. All loans under the Revolving Credit Agreement shall be available from the Revolving Credit Agreement Effective Date until the termination date, which is April 20, 2011, at which point all obligations under the Revolving Credit Agreement shall be due and payable. Upon initial activation of the Revolving Credit Agreement, the Company will pay Walter Energy a funding fee in an amount equal to $25,000. A commitment fee of 0.50% is payable on the daily amount of the unused commitments after the Revolving Credit Agreement Effective Date. All loans made under the Revolving Credit Agreement will bear interest at a rate equal to LIBOR plus 4.00%.

As of December 31, 2009, no funds have been drawn under the Revolving Credit Agreement and the Company is in compliance with all covenants.

Support Letter of Credit Agreement

On April 20, 2009, the Company entered into a support letter of credit agreement, or the Support LC Agreement, between the Company and Walter Energy. The Support LC Agreement was entered into in connection with the Support Letter of Credit of $15.7 million and the bonds similarly posted by Walter Energy in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter Energy for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter Energy will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $65.0 million. The Support LC Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. The Support LC Agreement also requires the Company to maintain unencumbered assets with an unpaid principal balance of at least $75.0 million at all times. If an event of default shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Support LC Agreement may be due and payable. All obligations under the LC Support Agreement shall be due and payable on April 20, 2011. The Support LC Agreement provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter Energy to the Company and will bear interest at a rate equal to LIBOR plus 6.00%.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, no funds have been drawn under the Support Letter of Credit Agreement and the Company is in compliance with all covenants.

11.	Transactions with Walter Energy

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

As discussed in the Form S-4 filed on February 17, 2009, Walter Energy and the Company have also entered into certain other agreements including the Tax Separation Agreement, Joint Litigation Agreement, and Trademark License Agreement. See Note 3 for further information regarding the spin-off transaction.

12.	Comprehensive Income and Accumulated Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Net income	$113,779	$2,437	$24,263
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $502, $69 and $112 tax effect, respectively	(41)	(106)	(299)
Net unrealized gain on subordinate security	189	—	—
Net amortization of realized gain on closed hedges, net of $347, $137 and $144 tax effect, respectively	48	(258)	(282)
Net recognized loss on hedges, net of $0, $3,329 and $3,445 tax effect, respectively	—	6,130	(6,385)

Comprehensive income	$113,975	$8,203	$17,297

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Amortization of	Net Unrealized Gain
	Employee Benefits	Realized Gain on	on Subordinate
	Liability	Closed Hedges	Security	Total

Balance at December 31, 2008	$1,158	$589	$—	$1,747
Pre-tax amount	(543)	(299)	189	(653)
Tax benefit	1	58	—	59
Change in tax due to REIT conversion	501	289	—	790

Balance at December 31, 2009	$1,117	$637	$189	$1,943

13.	Common Stock and Earnings Per Share

In June 2008, the FASB issued guidance on determining whether share-based awards are participating securities. In accordance with the accounting guidance concerning EPS, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of certain unvested restricted stock and restricted stock units. In accordance with the accounting guidance concerning earnings per share, the basic and diluted earnings per share amounts have been calculated for the year ended December 31, 2009 using the two-class method. The basic and diluted earnings per share amounts for the years ended December 31, 2008 and 2007 were not adjusted retrospectively as there were no participating securities outstanding during these periods.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	For the Year Ended December 31,
	2009	2008	2007

Basic earnings per share:
Net income	$113,779	$2,437	$24,263
Less: net income allocated to unvested restricted stock units	(603)	—	—

Net income available to common stockholders (numerator)	$113,176	$2,437	$24,263

Weighted-average common shares outstanding	21,008	19,871	19,871
Add: vested restricted stock units	488	—	—

Total weighted-average common shares outstanding (denominator)	21,496	19,871	19,871

Basic earnings per share	$5.26	$0.12	$1.22

Diluted earnings per share:
Net income	$113,779	$2,437	$24,263
Less: net income allocated to unvested restricted stock units	(601)	—	—

Net income available to common stockholders (numerator)	$113,178	$2,437	$24,263

Weighted-average common shares outstanding	21,008	19,871	19,871
Add: Potentially dilutive stock options and restricted stock units	557	—	—

Diluted weighted-average common shares outstanding (denominator)	21,565	19,871	19,871

Diluted earnings per share	$5.25	$0.12	$1.22

The calculation of diluted earnings per share for the year ended December 31, 2009 does not include 320,349 shares because their effect would have been anti-dilutive. There were no anti-dilutive shares for the years ended December 31, 2008 and 2007.

Common Stock Offering

On September 22, 2009, the Company filed a registration statement on Form S-11 with the SEC (Registration Number 333-162067), as amended on October 8, 2009 and October 16, 2009, to offer 5 million shares of common stock. In addition, the underwriters of the offering, Credit Suisse and SunTrust Robinson Humphrey, exercised their over-allotment option to purchase an additional 0.8 million shares of common stock. The offering closed on October 21, 2009 with all 5.0 million shares plus the over-allotment of 0.8 million shares sold. This secondary offering of the Company’s common stock, including the exercise of the over-allotment option, generated net proceeds to the Company of approximately $76.8 million, after deducting underwriting discounts and commissions and offering expenses.

Share-Based Payment Grants Subsequent to the Balance Sheet Date

On January 4, 2010, certain executive officers of the Company were awarded a total of 0.1 million restricted stock units, or the Executive RSUs, of the Company pursuant to the 2009 LTIP. The Executive RSUs granted to each executive officer of the Company will vest in equal installments on the first, second and third anniversary of the date of grant. The settlement date for each of the Executive RSUs is January 4, 2013, and

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each such Executive RSU vested on such date will be paid out with a single share of common stock of the Company. As a result of the Executive RSUs, each executive receiving Executive RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the Executive RSUs.

On January 4, 2010, certain executive officers of the Company were awarded a total of 0.1 million nonqualified options, or the Executive Options, to acquire common stock of the Company pursuant to the 2009 LTIP. The Executive Options granted to each executive officer of the Company will vest and become exercisable in equal installments on the first, second and third anniversary of the date of grant. The exercise price of $14.39 for each of the Executive Options was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.

On January 22, 2010, an executive, in connection with his employment with the Company, was awarded a total of 135,556 restricted stock units, or RSUs, of the Company under the 2009 LTIP. Of the RSUs granted, 110,000 will vest in equal installments on the first, second and third anniversary of the date of grant. The settlement date for these RSUs is January 22, 2013, and each such RSU vested on such date will be paid out with a single share of common stock of the Company. The remaining 25,556 RSUs granted will vest on the first anniversary of the date of grant. The settlement date for these RSUs is March 14, 2011, and each such RSU vested on such date will be paid out with a single share of common stock of the Company. As a result of the RSU grants, each of the RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the RSUs.

On January 22, 2010, an executive, in connection with his employment with the Company, was awarded a total of 0.1 million nonqualified options to acquire common stock of the Company pursuant to the 2009 LTIP. The options granted will vest and become exercisable on the fourth anniversary of the award. The exercise price of $14.29 for each option was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.

14.	REIT Qualification

Effective with the Merger, the Company’s operations related to its residential loan portfolios qualify for treatment as a REIT for federal income tax purposes. REITs are generally not required to pay federal income taxes contingent upon the Company meeting applicable distribution, income, asset and ownership criteria. The REIT-qualifying operations are conducted by the Company and its wholly owned subsidiaries, other than those wholly owned subsidiaries for which taxable REIT subsidiary, or TRS, elections have been made. The Company’s use of TRSs, which are taxed as C corporations, enables the Company to engage in non-REIT qualifying businesses without violating the REIT requirements. Effective with the Merger, the Company’s insurance and consulting businesses have been conducted through wholly owned TRSs.

If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income and applicable state and local tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it fails to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property.

As a consequence of the Company’s qualification as a REIT, the Company was not permitted to retain earnings and profits accumulated during years when the Company was taxed as a C corporation. Therefore, in order to remain qualified as a REIT, the Company distributed these earnings and profits by making a one-time special distribution to stockholders, which the Company refers to as the “special E&P distribution,” on April 17, 2009. The special E&P distribution, with an aggregate value of approximately $80.0 million, consisted of $16.0 million in cash and approximately 12.7 million shares of WIM common stock valued at approximately $64.0 million.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The Company recorded an income tax expense (benefit) of $(76.2) million, $3.1 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit for the year ended December 31, 2009 was largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer necessary as a result of the Company’s REIT qualification as well as $0.8 million related to the reversal of tax benefits previously reflected in accumulated other comprehensive income. Excluding the tax benefit related to the reversal of deferred tax liabilities, the Company recorded an income tax expense of $5.9 million for the year ended December 31, 2009, which was largely due to the Company’s C corporation earnings before the Merger and resulting REIT qualification.

Income tax expense (benefit) consists of the following components (in thousands):

		State
	Federal	and Local	Total

For the years ended December 31:
2009
Current	$6,248	$(660)	$5,588
Deferred	(76,173)	(5,576)	$(81,749)

Total	$(69,925)	$(6,236)	$(76,161)

2008
Current	$11,628	$(752)	$10,876
Deferred	(5,299)	(2,478)	$(7,777)

Total	$6,329	$(3,230)	$3,099

2007
Current	$20,291	$1,327	$21,618
Deferred	(8,052)	964	$(7,088)

Total	$12,239	$2,291	$14,530

The income tax expense at the Company’s effective tax rate differed from the statutory rate as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Income from operations before income tax expense	$37,618	$5,536	$38,793

Tax provision at the statutory tax rate of 35%(1)	$13,166	$1,938	$13,578
Effect of:
State and local income tax	(1,534)	(2,914)	701
REIT income not subject to federal income tax	(6,658)	—	—
Non-deductible goodwill	—	3,813	—
REIT conversion	(81,293)	—	—
Other	158	262	251

Tax expense (benefit) recognized	$(76,161)	$3,099	$14,530

Effective tax rate(2)	(202.5)%	56.0%	37.5%

(1)	Statutory tax rate applies to the Company’s income for the period prior to the Merger and the taxable REIT subsidiaries for the year ended December 31, 2009.

(2)	The Company’s effective tax rate for 2009 was (202.5)%, compared to 56.0% for 2008 and 37.5% for 2007. The effective tax rate for 2009 was significantly different that the rates used in 2008 and 2007 due to the REIT conversion in 2009 and the resulting reversal of deferred taxes. The effective tax rate for 2008 was higher than the rate used for 2007 primarily due to non-deductible goodwill, net of state and local income tax benefits related to uncertain tax positions.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to the following as of December 31, (in thousands):

	2009	2008

Deferred tax assets:
Contingent interest	$—	$3,854
Allowance for losses on instalment notes receivable	—	6,940
Interest rate hedge agreements	—	(343)
Accrued expenses	284	6,358
Federal benefit of state deductions	—	3,028
Federal net operating loss carryfowards	3,337	—
Other	1,900	—

Total deferred tax assets	5,521	19,837
Valuation allowance	(5,101)	—

Total deferred tax assets, net of valuation allowance	420	19,837

Deferred tax liabilities:
Depreciation/Amortization	—	(63)
Interest income on instalment notes	—	(68,337)
Deferred origination costs	—	(4,659)
Prepaid assets	(593)	(2,308)

Total deferred tax liabilities	(593)	(75,367)

Net deferred tax liabilities	$(173)	$(55,530)

Walter Energy will file a consolidated federal and Florida income tax return which includes the Company through April 17, 2009, the date of the spin-off and Merger. The Company provided for federal and state income tax on a modified separate income tax return basis through the date of the spin-off. The income tax expense is based on the statement of income. Current tax liabilities for federal and Florida state income taxes were paid to Walter Energy immediately prior to the spin-off and have been adjusted to include the effect of related party interest income earned from Walter Energy that have not been reflected in the statement of income. Separate company state tax liabilities and uncertain tax position liabilities have also been adjusted to include these related party transactions.

Income Tax Exposure

A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. According to Walter Energy’s most recent public filing, they state that a controversy exists with regard to federal income taxes allegedly owed by Walter Energy for fiscal years ended August 31, 1983 through May 31, 1994, and the amount of tax claimed by the IRS in an adversary proceeding in bankruptcy court, including interest and penalties, is substantial. The public filing goes on to disclose that Walter Energy believes, should the IRS prevail on any such issues, Walter Energy’s financial exposure is limited to interest and possible penalties. Walter Energy discloses further that it believes that all of its current and prior tax filing positions have substantial merit and it intends to defend vigorously any tax claims asserted. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of WIM from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination (“Distribution Taxes”) which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.

Adoption of Uncertain Tax Position Guidance

On January 1, 2007, as required, the Company adopted the FASB guidance concerning uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adoption, the Company recognized an increase of $4.4 million in the liability for unrecognized tax benefits with a corresponding decrease to retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008

Gross unrecognized tax benefits at the beginning of the year	$8,651	$12,173
Decreases for tax positions taken in prior years	(980)	(1,072)
Increases for tax positions for the current year	—	—
Decreases for changes in temporary differences	—	(2,450)

Gross unrecognized tax benefits at the end of the year	$7,671	$8,651

Accrued interest and penalties	$6,297	$6,405

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.7 million at December 31, 2009. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. For the years ended December 31, 2009 and 2008, interest expense includes $0.2 million and $1.4 million, respectively, for interest accrued on the liability for unrecognized tax benefits.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxable Income

The Company’s earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes, or GAAP income, generally due to timing differences related to the provision for loan losses, amortization of yield adjustments and market discount, among other things. For tax year 2009, an additional difference relates to the debt discharge income of Hanover that occurred prior to the Merger.

Taxable income for the consolidated tax group for 2009 includes the operations of Hanover, the surviving entity for tax purposes subsequent to the Merger, for the entire calendar year and the operations of WIM for the period subsequent to the Merger date (April 17, 2009).

The Company’s structure consists of two discrete tax reporting components: those legal entities that are reported in the REIT tax filing (the REIT itself and tax disregarded entities wholly owned by the REIT) and those entities that file as regular corporations, which are the Company’s TRSs.

A reconciliation of GAAP income to taxable income is as follows (in thousands):

	For the Year Ended December 31, 2009
	REIT Group	TRS Group	Total

Reported GAAP income before income taxes	$31,785	$5,833	$37,618
Hanover pre-Merger income (loss) before income taxes	38,968	(676)	38,292
WIM pre-Merger income before income taxes	(13,123)	—	(13,123)

Adjusted GAAP income before income taxes	57,630	5,157	62,787
Tax adjustments:
Exclusion of debt discharge income	(43,730)	—	(43,730)
Tax amortization of market discount	22,130	—	22,130
GAAP amortization of yield adjustment	(10,303)	—	(10,303)
GAAP provision for loan losses	10,154	—	10,154
Disallowed pre-Merger loss	—	676	676
Other	(291)	36	(255)

Taxable income before dividends paid deduction	35,590	5,869	41,459
Dividends paid deduction	(35,590)	—	(35,590)

Taxable income	$—	$5,869	$5,869

In 2009, the largest adjustment to arrive at taxable income was the result of a transaction that occurred in Hanover prior to the Merger. Hanover realized, for GAAP purposes, income from the discharge of indebtedness in an amount of $43.7 million. This income was excluded from taxable income under the Code provisions generally referred to as the “insolvency exception” to the recognition of debt discharge income.

The most significant recurring difference between the Company’s income before income taxes for GAAP purposes and the Company’s taxable income before the dividends paid deduction is the tax treatment of “market discount.” Market discount is the excess of the stated balance of residential loan principal over the tax basis of the Company’s residential loans. Because of a certain transaction that occurred immediately prior to the Merger, the tax basis of each residential loan in the portfolio was reset to an amount which was, in the aggregate, approximately $400.0 million less than stated principal balance and approximately $219.0 million less than the carrying value of the portfolio.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dividends paid deduction for qualifying dividends paid to the Company’s stockholders excludes dividend equivalents paid to holders of the Company’s participating share-based awards due to the treatment of dividend equivalents as compensation expense for tax purposes.

The market discount results in a substantial increase to taxable interest income over time, as the discount is required to be recognized for tax purposes as a yield adjustment as monthly principal payments are received.

16.	Commitments and Contingencies

Securities Sold with Recourse

In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2009, the unpaid principal balance of the 15 remaining mortgage securities was approximately $1.7 million.

Employment Agreements

At December 31, 2009, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.

Lease Obligations

The Company leases office space and office equipment under various operating lease agreements.

Rent expense was $1.5 million for each of the years ended December 31, 2009, 2008 and 2007. Future minimum payments under operating leases as of December 31, 2009 are as follows (in thousands):

2010	$1,658
2011	817
2012	647
2013	627
2014	645
Thereafter	889

Total	$5,283

Income Tax Exposure

The Company is currently engaged in litigation with regard to federal income tax disputes; see Note 15 for further information.

Miscellaneous Litigation

The Company is a party to a number of lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. See Note 2 for further information.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

Share-Based Payment Grants

On December 15, 2009, the Company’s Compensation Committee approved a grant of options and equity awards to certain of the Company’s executive officers, conditional upon the ratification of the grant of awards by the Company’s Board of Directors, which occurred on January 4, 2010. See Note 13 for further information.

On January 22, 2010, the Company’s Board of Directors approved a grant of options and equity awards to an executive as part of his employment agreement. See Note 13 for further information.

Mid-State Trust X Trigger Cure

On February 10, 2010, the Company reported to the Trustee of Mid-State Trust X that the Company had purchased REO at its par value of approximately $3.0 million. As a result of this transaction, the loss trigger on Mid-State Trust X has been cured. Consequently, on February 16, 2010 the Company received a $4.2 million cash release from this securitization.