Form 10-Q
period 2010-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2010-05-05
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 25,703,880 shares of common stock outstanding as of May 3, 2010.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$96,302	$99,286
Restricted cash	8,901	8,963
Restricted cash of securitization trusts	41,324	42,691
Receivables, net	3,542	3,052
Residential loans, net of allowance for loan losses of $3,384 and $3,460, respectively	327,775	333,636
Residential loans of securitization trusts, net of allowance for loan losses of $13,940 and $14,201, respectively	1,292,561	1,310,710
Subordinate security	1,837	1,801
Real estate owned	25,284	21,981
Real estate owned of securitization trusts	36,667	41,143
Deferred debt issuance costs of securitization trusts	18,137	18,450
Other assets	5,073	5,961

Total assets	$1,857,403	$1,887,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$477	$13,489
Accounts payable of securitization trusts	555	556
Accrued expenses	25,438	28,296
Deferred income taxes, net	161	173
Mortgage-backed debt of securitization trusts	1,244,379	1,267,454
Accrued interest of securitization trusts	8,555	8,755
Other liabilities	776	767

Total liabilities	1,280,341	1,319,490

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,694,073 and 25,642,889 shares at March 31, 2010 and December 31, 2009, respectively	257	256
Additional paid-in capital	123,471	122,552
Retained earnings	451,545	443,433
Accumulated other comprehensive income	1,789	1,943

Total stockholders’ equity	577,062	568,184

Total liabilities and stockholders’ equity	$1,857,403	$1,887,674

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2010	2009
Net interest income:
Interest income	$41,628	$45,829
Less: Interest expense	21,274	23,089

Total net interest income	20,354	22,740
Less: Provision for loan losses	3,190	4,376

Total net interest income after provision for loan losses	17,164	18,364

Non-interest income:
Premium revenue	2,691	3,065
Other income, net	760	160

Total non-interest income	3,451	3,225

Non-interest expenses:
Claims expense	912	1,289
Salaries and benefits	6,981	4,285
Legal and professional	899	704
Occupancy	345	335
Technology and communication	728	818
Depreciation and amortization	91	78
General and administrative	2,365	1,533
Other expense	51	337
Related party — allocated corporate charges	—	853

Total non-interest expenses	12,372	10,232

Income before income taxes	8,243	11,357
Income tax expense	131	4,155

Net income	$8,112	$7,202

Basic earnings per common and common equivalent share	$0.30	$0.36
Diluted earnings per common and common equivalent share	$0.30	$0.36

Weighted average common and common equivalent shares outstanding — basic	26,343,279	19,871,205
Weighted average common and common equivalent shares outstanding — diluted	26,403,281	19,871,205
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

							Accumulated
				Additional			Other
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Income	Earnings	Income
Balance at December 31, 2009	$568,184	25,642,889	$256	$122,552		$443,433	$1,943

Comprehensive income:
Net income	8,112				$8,112	8,112
Other comprehensive income (loss), net of tax:
Change in postretirement benefit plans, net of $7 tax effect	(126)				(126)		(126)
Net unrealized gain on subordinate security, net of $0 tax effect	36				36		36
Net amortization of realized gain on closed hedges, net of $0 tax effect	(64)				(64)		(64)

Comprehensive income					$7,958

Share-based compensation	1,172			1,172
Shares issued upon exercise of stock options and vesting of RSUs	12	70,180	1	11
Repurchase and cancellation of common stock	(264)	(18,996)		(264)

Balance at March 31, 2010	$577,062	25,694,073	$257	$123,471		$451,545	$1,789

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Operating activities:
Net income	$8,112	$7,202

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,190	4,376
Amortization of residential loan discount to interest income	(3,235)	(4,143)
Depreciation and amortization	91	78
Benefit from deferred income taxes	(5)	(183)
Amortization of deferred debt issuance costs to interest expense	259	260
Share-based compensation	1,172	67
Other	(124)	(121)

(Increase) decrease in assets:
Receivables	1,108	281
Other	805	(88)

Increase (decrease) in liabilities:
Accounts payable	235	(188)
Accrued expenses	(2,858)	3,906
Accrued interest	(200)	(253)

Cash flows provided by operating activities	8,550	11,194

Investing activities:
Principal payments received on residential loans	24,736	30,813
Additions to real estate owned	(3,327)	(2,071)
Cash proceeds from sales of real estate owned	2,221	2,452
Additions to property and equipment, net	(8)	(1,881)
Decrease in restricted cash	1,429	7

Cash flows provided by investing activities	25,051	29,320

Financing activities:
Payments on mortgage-backed debt	(23,085)	(27,673)
Net activity with Walter Energy	—	(8,680)
Dividends and dividend equivalents declared	(13,248)	—
Shares issued upon exercise of stock options and vesting of RSUs	12	—
Repurchase and cancellation of common stock	(264)	—

Cash flows used in financing activities	(36,585)	(36,353)

Net increase (decrease) in cash and cash equivalents	(2,984)	4,161
Cash and cash equivalents at the beginning of the period	99,286	1,319

Cash and cash equivalents at the end of the period	$96,302	$5,480

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$21,104	$20,863
Residential loans originated to finance the sale of real estate owned	$20,476	$13,473
Residential loans acquired with warehouse proceeds and/or advances from Walter Energy	$—	$1,390
Dividends to Walter Energy	$—	$3,356
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     The Company is a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States, or U.S. The Company also operates mortgage advisory and insurance ancillary businesses. At March 31, 2010, the Company had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, and Walter Investment Reinsurance Company, Ltd., or WIRC.
     The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of March 31, 2010, the Company serviced approximately 34,000 individual residential loans.
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
The Merger
     On September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge with Hanover Capital Mortgage Holdings, Inc., or Hanover, which agreement was amended and restated on February 17, 2009. On April 17, 2009, Hanover completed the transactions, or the Merger, contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, or the Merger Agreement) by and among Hanover, Walter Energy, WIM, and JWH Holding Company, LLC, or JWHHC. The merged business, together with its consolidated subsidiaries, was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”. See Note 3 for further information.
2. Basis of Presentation
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Although Hanover was the surviving legal and tax entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and has been accounted for pursuant to the guidance concerning business combinations, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
     The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.

     Although the Company did not operate as an independent, stand-alone entity prior to April 17, 2009, management believes the assumptions underlying the consolidated financial statements for the period through April 17, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had the Company been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to the Company from Walter Energy for the three months ended March 31, 2009. As such, the financial information does not necessarily reflect what would have been reflected had the Company been a separate, stand-alone entity during the period through April 17, 2009.
Recent Accounting Guidance
Transfers and Servicing
     In June 2009, the FASB issued new accounting guidance concerning the accounting for transfers of financial assets which amends the existing derecognition accounting and disclosure guidance. The guidance eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with the accounting guidance concerning variable interest entities. The guidance was effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.
Fair Value Measurements and Disclosures
     In January 2010, the FASB updated the accounting standards to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of levels 1 and 2 fair value measurements and to describe the reasons for the transfers and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the roll forward of fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure for fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 12, 2010, and for interim periods within those fiscal years. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements or disclosures. See Note 5 for the additional required disclosures.
Subsequent Events
     In May 2009, the FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Receivables
     In April 2010, the FASB updated the accounting standards to clarify that modifications of acquired loans that are accounted for within a pool would not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The guidance will be effective for modifications of acquired loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company is continuing to evaluate the impact that the guidance will have on the Company’s consolidated financial statements.
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
4. Restricted Cash
Restricted Cash
     Restricted cash totaled $8.9 million and $9.0 million at March 31, 2010 and December 31, 2009, respectively. Restricted cash includes approximately $5.9 million at March 31, 2010 and December 31, 2009 held in an insurance trust account which secures payments under the Company’s reinsurance agreements. The funds in the insurance trust account include investments in money market funds. The remaining restricted cash at March 31, 2010 and December 31, 2009 consists primarily of compensating balance requirements.
Restricted Cash of Securitization Trusts
     Restricted cash of securitization trusts relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 9), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts ($41.3 million and $42.7 million, at March 31, 2010 and December 31, 2009, respectively). Restricted cash also includes amounts to provide overcollateralization within the Company’s mortgage-backed debt arrangements. Restricted cash at March 31, 2010 and December 31, 2009 include short-term deposits in FDIC-insured accounts.

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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of March 31, 2010.
     The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market rates commensurate with the credit quality and duration of the investment.
Items Measured at Fair Value on a Recurring Basis
     The subordinate security is measured in the consolidated financial statements at fair value on a recurring basis in accordance with the accounting guidance concerning debt and equity securities and is categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	March 31, 2010
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Subordinate security	$—	$—	$1,837	$1,837

Total	$—	$—	$1,837	$1,837

     The subordinate security, acquired as part of the Merger, consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted-average coupon rate of 9.6% and a weighted-average maturity of 19.3 years. The subordinate security has an overcollateralization level of 8.6% with a 1.1% annual loss rate.
     To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	Yield: 18.5%

•	Probability of default: 2.3%

•	Loss severity: 55.0%

•	Prepayment: 3.5%
     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

As of and for the
Three Months Ended
March 31, 2010
Beginning balance	$1,801
Principal reductions	—
Total gains (losses):
Included in net income	—
Included in other comprehensive income	36
Purchases, sales, issuances and settlements, net	—
Transfer into or out of Level 3 category	—

$1,837

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Items Measured at Fair Value on a Non-Recurring Basis
     At the time a residential loan becomes real estate owned, or REO, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustment at the time the loan becomes real estate owned is charged to the allowance for loan losses.
     Carrying values, and the corresponding fair value adjustments, for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment
Real estate owned:
March 31, 2010	$25,284	$—	$—	$25,284	$(5,167)
December 31, 2009	$21,981	$—	$—	$21,981	$(4,430)

Real estate owned of securitization trusts:
March 31, 2010	$36,667	$—	$—	$36,667	$(9,617)
December 31, 2009	$41,143	$—	$—	$41,143	$(10,615)
     As of March 31, 2010, the fair value of the Company’s Level 3 REO was $62.0 million. These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina and Georgia. The REO properties have a weighted-average holding period of 10 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company. The blended loss severity utilized at March 31, 2010 was 19.2%.
Fair Value of Financial Instruments
     The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$96,302	$96,302	$99,286	$99,286
Cash and short-term investments	8,901	8,901	8,963	8,963
Restricted cash of securitization trusts	41,324	41,324	42,691	42,691
Receivables, net	3,542	3,542	3,052	3,052
Residential loans, net	327,775	295,600	333,636	295,000

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential loans of securitization trusts, net	1,292,561	1,243,047	1,310,710	1,238,267
Subordinate security	1,837	1,837	1,801	1,801
Financial liabilities:
Accounts payable	477	477	13,489	13,489
Accounts payable of securitization trusts	555	555	556	556
Accrued expenses	25,438	25,438	28,296	28,296
Mortgage-backed debt, net of deferred debt issuance costs, of securitization trusts	1,226,242	1,147,056	1,249,004	1,147,142
Accrued interest of securitization trusts	8,555	8,555	8,755	8,755
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
     Mortgage-backed debt, net of deferred debt issuance costs, of securitization trusts — The fair value of mortgage-backed debt of securitization trusts is determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the residential loans that secure these obligations and are non-recourse to the Company. The value of mortgage-backed debt is very sensitive to changes in interest rates.
6. Residential Loans
     Residential loans, net are held for investment and consist of unencumbered residential mortgage loans and residential retail instalment agreements, summarized in the table below (in thousands):

	March 31, 2010	December 31, 2009
Residential loans, principal balance	$360,543	$365,797
Less: Yield adjustment, net (1)	(29,384)	(28,701)
Less: Allowance for loan losses	(3,384)	(3,460)

Residential loans, net (2)	$327,775	$333,636

(1)	Deferred origination costs, premiums and discounts are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans, net at March 31, 2010 and December 31, 2009 were $2.7 million and $2.8 million, respectively. Premiums and discounts, net included in the yield adjustment, net for residential loans, net at March 31, 2010 and December 31, 2009 were $35.0 million and $35.9 million, respectively.

(2)	The weighted average life of the portfolio approximates 10 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance, December 31	$3,460	$3,418
Provision charged to income	1,399	1,269
Less: Charge-offs, net of recoveries	(1,475)	(1,314)

Balance, March 31	$3,384	$3,373

     The amount of residential loans, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $18.8 million and $21.4 million at March 31, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans, net:

	March 31, 2010	December 31, 2009
31-60 days	1.62%	1.98%
61-90 days	0.83%	1.53%
91 days or more	5.21%	5.84%

	7.66%	9.35%

7. Residential Loans of Securitization Trusts
     Residential loans of securitization trusts, net consist of residential mortgage loans and residential retail instalment agreements that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the accounting guidance concerning transfers of financial assets, as amended. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability. The assets of the securitization trusts are not available to satisfy claims of general creditors of the Company and the mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans of securitization trusts and are non-recourse to the Company. The Company records interest income on residential loans of securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the mortgage-backed debt are amortized on a level yield basis over the estimated life of the mortgage-backed debt.
     Residential loans of securitization trusts, net are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,432,403	$1,454,062
Less: Yield adjustment, net (1)	(125,902)	(129,151)
Less: Allowance for loan losses	(13,940)	(14,201)

Residential loans of securitization trusts, net (2)	$1,292,561	$1,310,710

(1)	Deferred origination costs, premiums and discounts are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans of securitization trusts, net at March 31, 2010 and December 31, 2009 were $8.6 million and $8.8 million, respectively. Premiums and discounts, net included in the yield adjustment, net for residential loans of securitization trusts, net at March 31, 2010 and December 31, 2009 were $142.3 million and $145.8 million, respectively.

(2)	The weighted average life of the portfolio approximates 8 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans of securitization trusts, net (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance, December 31	$14,201	$15,551
Provision charged to income	1,791	3,107
Less: Charge-offs, net of recoveries	(2,052)	(3,549)

Balance, March 31	$13,940	$15,109

     The amount of residential loans of securitization trusts, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $32.9 million and $39.8 million at March 31, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     All of the Company’s residential loans of securitization trusts, net are pledged as collateral for the mortgage-backed debt (see Note 9). The Company’s only continued involvement with the residential loans of securitization trusts, net is retaining all of the beneficial interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans of securitization trusts:

	March 31, 2010	December 31, 2009
31-60 days	0.73%	1.17%
61-90 days	0.31%	0.54%
91 days or more	2.30%	2.74%

	3.34%	4.45%

8. Subordinate Security
     The Company’s subordinate security totaled $1.8 million at March 31, 2010 and December 31, 2009. The subordinate security was acquired as part of the Merger with Hanover. Subordinate security is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	$1,612	$1,612

Unrealized gain	225	189

Carrying value (fair value)	$1,837	$1,801

     Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.
9. Mortgage-Backed Debt and Related Collateral of Securitization Trusts
Mortgage-Backed Debt
     Mortgage-backed debt consists of mortgage-backed/asset-backed notes and collateralized mortgage obligations issued by the Company to fund its residential loans via the securitization market. The securitization trusts beneficially owned by WIMC and its wholly owned subsidiary, Mid-State Capital, LLC, or Mid-State Capital, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “Trust Notes”), which consist of eight separate series of public debt offerings and one private offering. Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering. These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by $1.5 billion of assets, including residential loans, REO and restricted cash. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. The Company services the collateral underlying the nine securitization trusts owned by WIMC and Mid-State Capital.
     The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, require that any excess overcollateralization be paid to reduce the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of March 31, 2010, two of the Company’s securitization trusts exceeded certain triggers and did not provide any significant levels of excess cash flow to the Company during the three months ended March 31, 2010.
     Borrower remittances received on the residential loan collateral are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt is also subject to redemption at the option of the Company according to specific terms of the respective indenture agreements.
Collateral for Mortgage-Backed Debt
     The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,432,403	$1,454,062
Restricted cash of securitization trusts	41,324	42,691
Real estate owned of securitization trusts	36,667	41,143

Total mortgage-backed debt collateral of securitization trusts	$1,510,394	$1,537,896

10. Share-Based Compensation Plans
     The Company’s share-based expense has been reflected in the consolidated statements of income in salaries and benefits expense.
Option Activity
     On January 4, 2010, certain executive officers of the Company were awarded a total of 118,651 nonqualified options, or the Executive Options, to acquire common stock of the Company pursuant to the 2009 LTIP. The Executive Options granted to each executive officer of the Company will vest and become exercisable in equal installments on the first, second and third anniversary of the date of grant. The exercise price of $14.39 for each of the Executive Options was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.
     On January 22, 2010, an executive, in connection with his employment with the Company, was awarded a total of 90,000 nonqualified options to acquire common stock of the Company pursuant to the 2009 LTIP. The options granted will vest and become exercisable on the fourth anniversary of the award. The exercise price of $14.29 for each option was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.
     On March 3, 2010, the Company granted stock options to its new non-employee director who was awarded a total of 5,195 nonqualified options to acquire common stock of the Company pursuant to the 2009 LTIP. The options granted will vest and become exercisable in equal installments on the first, second and third anniversary of the date of grant. The exercise price of $14.79 for each option was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.
     The grant date fair value of the stock options granted during the three months ended March 31, 2010 approximated $0.6 million.
Non-Vested Share Activity
     The Company’s non-vested share-based awards consist of restricted stock and restricted stock units.
     On January 4, 2010, certain executive officers of the Company were awarded a total of 100,548 restricted stock units, or the Executive RSUs, of the Company pursuant to the 2009 LTIP. The Executive RSUs granted to each executive officer of the Company will vest in equal installments on the first, second and third anniversary of the date of grant, and each such Executive RSU vested on such date will be paid out with a single share of common stock of the Company. Each executive receiving Executive RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the common stock.
     On January 22, 2010, an executive, in connection with his employment with the Company, was awarded a total of 135,556 restricted stock units, or RSUs, of the Company under the 2009 LTIP. Of the RSUs granted, 110,000 will vest in equal installments on the first, second and third anniversary of the date of grant. The settlement date for these RSUs is January 22, 2013, and each such RSU vested on such date will be paid out with a single share of common stock of the Company. The remaining 25,556 RSUs granted will vest on the first anniversary of the date of grant. The settlement date for these RSUs is March 14, 2011, and each such RSU vested on such date will be paid out with a single share of common stock of the Company. The executive receiving the RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the common stock.

     The grant date fair value of RSUs granted during the three months ended March 31, 2010 approximated $3.4 million.
11. Credit Agreements
     On April 20, 2009, the Company entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements mature on April 20, 2011. As of March 31, 2010, no funds have been drawn under any of the credit agreements and the Company is in compliance with all covenants.
12. Transactions with Walter Energy
     Following the spin-off, Walter Investment and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to govern certain of the ongoing relationships between the Company and Walter Energy after the spin-off and to provide mechanisms for an orderly transition, the Company and Walter Energy entered into certain agreements, pursuant to which (a) the Company and Walter Energy provide certain services to each other, (b) the Company and Walter Energy will abide by certain non-compete and non-solicitation arrangements, and (c) the Company and Walter Energy will indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company and Walter Energy may provide each other, as requested, include tax and accounting services, certain human resources services, communications systems and support, and insurance/risk management. Each party will be compensated for services rendered, as set forth in the Transition Services Agreement. The Transition Services Agreement provides for terms not to exceed 24 months for the various services, with some of the terms capable of extension. See Note 3 for further information regarding the spin-off transaction.
13. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$8,112	$7,202
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $7 tax effect	(126)	—
Net unrealized gain on subordinate security, net of $0 tax effect	36	—
Net amortization of realized gain on closed hedges, net of $0 and $30 tax effect, respectively	(64)	(51)

Comprehensive income	$7,958	$7,151

     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Unrealized Gain	Net Amortization of
	Employee Benefits	on Subordinate	Realized Gain on
	Liability	Security	Closed Hedges	Total
Balance at December 31, 2009	$1,117	$189	$637	$1,943
Pre-tax amount	(133)	36	(64)	(161)
Tax benefit	7	—	—	7

Balance at March 31, 2010	$991	$225	$573	$1,789

14. Common Stock and Earnings Per Share
     In accordance with the accounting guidance concerning earnings per share, or EPS, unvested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of certain unvested restricted stock and restricted stock units.
     Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic earnings per share:
Net income	$8,112	$7,202
Less: net income allocated to unvested restricted stock units	(113)	—

Net income available to common stockholders (numerator)	$7,999	$7,202

Weighted-average common shares outstanding	25,657	19,871
Add: vested restricted stock units	686	—

Total weighted-average common shares outstanding (denominator)	26,343	19,871

Basic earnings per share	$0.30	$0.36

Diluted earnings per share:
Net income	$8,112	$7,202
Less: net income allocated to unvested restricted stock units	(113)	—

Net income available to common stockholders (numerator)	$7,999	$7,202

Weighted-average common shares outstanding	25,657	19,871
Add: Potentially dilutive stock options and restricted stock units	746	—

Diluted weighted-average common shares outstanding (denominator)	26,403	19,871

Diluted earnings per share	$0.30	$0.36

     The calculation of diluted earnings per share for the three months ended March 31, 2010 does not include 0.2 million shares because their effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2009.
15. REIT Qualification
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company’s continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As a REIT, the Company will generally not be subject to United States, or U.S., federal corporate income tax on its taxable income that is currently distributed to stockholders.
     Even as a REIT, the Company may be subject to U.S. federal income and excise taxes in various situations, such as on the Company’s undistributed income.
     Certain of the Company’s operations or portions thereof, including mortgage advisory and insurance ancillary businesses, are conducted through taxable REIT subsidiaries, or TRSs. A TRS is a C-corporation that has not elected REIT status and, as such, is subject to U.S. federal corporate income tax. The Company’s TRSs facilitate its ability to offer certain services and conduct activities that generally cannot be offered directly by the REIT. The Company also will be required to pay a 100% tax on any net income on non-arm’s length transactions between the REIT and any of its TRSs.
16. Income Taxes
     The Company recorded income tax expense of $0.1 million for the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, an estimated tax rate of 1.6% and 36.6%, respectively, was used to derive income tax expense of $0.1 million and $4.2 million, respectively, calculated on our income from operations, before taxes, of $8.2 million and $11.4 million, respectively. The decrease in income tax expense was due to the Company’s REIT qualification in conjunction with the spin-off from Walter Energy and Merger with Hanover which resulted in only the Company’s TRSs being taxable entities.

     The Company recognizes tax benefits in accordance with the FASB guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2010 and December 31, 2009, the total gross amount of unrecognized tax benefits was $7.7 million.
17. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of March 31, 2010, the unpaid principal balance of the 15 remaining mortgage securities was approximately $1.7 million.
Employment Agreements
     At March 31, 2010, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.
Bayport Plaza Lease
     On May 1, 2009, the Company entered into a sublease with Municipal Mortgage & Equity, LLC to secure the Company’s corporate headquarters located at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607. The lease commenced on May 15, 2009 and expires on April 29, 2016. The base rent over the lease term is $4.0 million.
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

18. Subsequent Events
Purchase of a Pool of Loans
     On April 14, 2010, the Company entered into a definitive agreement to purchase a pool of 100% performing, fixed-rate residential loans on single-family, owner occupied residences located within the Company’s existing southeastern United States geographic footprint. The purchase closed on April 19, 2010, utilizing $11.1 million of the proceeds from the Company’s secondary offering that closed on October 21, 2009. The Company is in the process of evaluating the loans acquired for evidence of credit quality deterioration since origination and for which it is probable at the purchase date that the Company will be unable to collect all contractually required payments.
Dividend Declaration
     On April 30, 2010, the Company declared a dividend of $0.50 per share on its common stock to stockholders of record on May 14, 2010 which will be paid on May 28, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2009, filed in our Annual Report on Form 10-K on March 2, 2010. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in our Annual Report on Form 10-K filed on March 2, 2010 under the caption “Risk Factors” and in our other securities filings with the SEC.
     In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; the availability of suitable qualifying investments for the proceeds of our October 2009 secondary offering and risks associated with any such investments we may pursue; the availability of additional investment capital and suitable qualifying investments, and risks associated with the expansion of our business activities, including risks associated with expanding our business outside of our current geographic footprint and/or expanding the scope of our business to include activities not currently undertaken by our business; limitations imposed on our business due to our real estate investment trust, or REIT, status and our continued qualification as a REIT for federal income tax purposes; financing sources and availability, and future interest expense; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, changes to licensing requirements, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against us; the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs; the integration of the former Hanover Capital Mortgage Holdings, Inc., or Hanover, business into that of Walter Investment Management, LLC and its affiliates as a result of the merger of the two companies, and the realization of anticipated synergies, cost savings and growth opportunities from the Merger; future performance generally; and other presently unidentified factors.

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
The Company
     We are a mortgage servicer and mortgage portfolio owner specializing in subprime, non-conforming and other credit-challenged residential loans primarily in the southeastern United States, or U.S. We also operate mortgage advisory and insurance ancillary businesses. At March 31, 2010, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, or WMC, Best Insurors, Inc., or Best, Walter Investment Reinsurance Co., Ltd., or WIRC. We operate as an internally managed, publicly traded real estate investment trust, or REIT.
Basis of Presentation
     The consolidated financial statements reflect the historical operations of the Financing business which was operated as part of Walter Energy prior to the spin-off. Under Walter Energy’s ownership, the Financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to Walter Investment Management LLC, or WIM. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.
     Although we have operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of March 31, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had we been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to us from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had we been a separate, stand-alone entity during the period presented prior to the Merger.
     Results of operations for the three months ended March 31, 2010 and 2009 include the results of operations of legacy WIM. The results of operations of legacy Hanover are included for the three months ended March 31, 2010. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. The combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for periods prior to the Merger.
Business Separation and Merger
     On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources business through a spin-off to stockholders and subsequent Merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge with Hanover which agreement was amended and restated on February 17, 2009. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to WIM in return for all of WIM’s membership units. On April 17, 2009, immediately following the spin-off from Walter Energy, WIM was merged with and into Hanover with Hanover continuing as the surviving corporation in the Merger. Following the Merger, Hanover was renamed Walter Investment Management Corp. After the spin-off and Merger, Walter Energy’s stockholders that became members of WIM as a result of the spin-off, and certain holders of options to acquire limited liability company interests of WIM, collectively owned 98.5% of the shares of common stock of the surviving corporation in the Merger, while stockholders of Hanover owned 1.5% of the shares of common stock of such corporation. As a result, the business combination has been accounted for as a reverse acquisition, with WIM considered the accounting acquirer. On April 20, 2009, our common stock began trading on the NYSE Amex under the symbol “WAC”.
     Although Hanover was the legal and tax surviving entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and has been accounted for pursuant to the guidance concerning business combinations, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The Hanover assets acquired and the liabilities assumed were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in the consolidated statements of income for periods subsequent to the Merger.
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
Critical Accounting Policies
     The significant accounting policies used in preparation of our consolidated financial statements are described in Note 2 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2010. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Results of Operations
Revenue by Portfolio Type
     For the three months ended March 31, 2010 and 2009, we reported net income of $8.1 million and $7.2 million, respectively. The main components of the change in net income for the three months ended March 31, 2010 and 2009 are detailed in the following table (in thousands):

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)
Residential loans
Interest income	$7,714	$8,928	$(1,214)
Less: Interest expense	—	—	—
Net interest income	7,714	8,928	(1,214)
Less: Provision for loan losses (1)	1,399	1,269	130
Net interest income after provision for loan losses	6,315	7,659	(1,344)

Residential loans of securitization trusts
Interest income	33,914	36,901	(2,987)
Interest expense	21,274	23,089	(1,815)
Net interest income	12,640	13,812	(1,172)
Less: Provision for loan losses (1)	1,791	3,107	(1,316)

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)
Net interest income after provision for loan losses	10,849	10,705	144

Non-interest income
Premium revenue	2,691	3,065	(374)
Other income, net	760	160	600
Total	3,451	3,225	226

Total revenues, net	20,615	21,589	(974)

Total non-interest expenses	12,372	10,232	2,140

Income before income taxes	8,243	11,357	(3,114)
Income tax expense	131	4,155	(4,024)
Net income	$8,112	$7,202	$910

(1)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio.
Net Interest Income
     The decrease in unencumbered residential loan net interest income for the three months ended March 31, 2010, as compared to the same period in 2009 was due primarily to the declining portfolio balance as a result of principal repayments and foreclosures and a decrease in the volume of voluntary prepayments. The average prepayment rate for the unencumbered portfolio was 3.0% for the three months ended March 31, 2010, as compared to 4.5% in the same period of 2009.
     The decrease in the securitized residential loan net interest income for the three months ended March 31, 2010, as compared to the same period in 2009 was due primarily to the declining balance as a result of principal repayments and foreclosures, a decrease in voluntary prepayments and a decrease in interest expense due to lower average outstanding borrowings. The average prepayment rate for the securitized portfolio was 2.6% for the three months ended March 31, 2010, as compared to 3.3% in the same period of 2009. The reduction in average borrowings was due to principal payments on the mortgage-backed debt issued with no new issuances over the past year.
Provision for Loan Losses
     The unencumbered residential loan provision for loan losses was relatively unchanged for the three months ended March 31, 2010, as compared to the same period in 2009 due to an improvement in the performance experienced by this portfolio.
     The decrease in the securitized residential loan provision for loan losses for the three months ended March 31, 2010, as compared to the same period in 2009 was primarily due to a decline in seriously delinquent accounts and foreclosures in process as well as an improvement in the net charge-off ratio experienced by this portfolio.
Non-Interest Income
     The increase in non-interest income for the three months ended March 31, 2010, as compared to the same period in 2009 was primarily due to the addition of mortgage advisory services revenue as a result of our Merger with Hanover in April 2009 as well as an improvement in taxes, insurance and other advances as a result of lower insurance advances and a slight increase in collections, partially offset by lower earned premiums from our insurance business.
Non-Interest Expenses
     The increase in non-interest expenses for the three months ended March 31, 2010, as compared to the same period in 2009 was primarily due to the additional expenses incurred in order to support the stand-alone corporate functions required subsequent to the spin-off from Walter Energy and Merger with Hanover, as well as the timing of compensation expense associated with share-based awards. Share-based awards were granted during the first quarter in 2010 versus the second quarter in 2009. Share-based award compensation expense is recognized over the vesting term, which is generally three years, using the graded method.

Income Taxes
     The decrease in income tax expense for the three months ended March 31, 2010, as compared to the same period in 2009 was due to our REIT qualification in conjunction with the spin-off from Walter Energy and Merger with Hanover which generally limits our income tax expense to our TRSs.
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
Residential Loan Portfolio
     The following table reflects the average balances of our unencumbered residential loan portfolio, net with corresponding rates of interest and effective yields (in thousands):

	Three Months Ended March 31,
	2010	2009
Average residential loan balance (1)	$334,128	$363,211
Interest income	$7,714	$8,928

Effective interest income yield on the residential loan portfolio (2)	9.23%	9.83%

(1)	Average residential loan balance is net of yield adjustments and gross of allowance for losses for the period.

(2)	Results have been annualized.
Interest Income
     Net interest income decreased for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the declining portfolio balance as a result of principal repayments and foreclosures and a decrease in the volume of voluntary prepayments.
Effective Interest Income Yield
     Effective interest income yield decreased for the three months ended March 31, 2010, compared to the same period in 2009. This decrease is primarily due to a decrease in voluntary prepayment speeds which resulted in a decrease in the recognition of purchase discounts into interest income.
Securitized Residential Loan Portfolio
     The following table reflects the average balances of our securitized residential loan portfolio, net, as well as associated liabilities, with corresponding rates of interest and effective yields (in thousands):

	Three Months Ended March 31,
	2010	2009
Average securitized residential loan balance (1)	$1,315,706	$1,409,975
Average mortgage-backed debt balance	1,255,917	1,358,991
Net investment	$59,789	$50,984

Interest income	$33,914	$36,901
Less: Interest expense	21,274	23,089
Net interest income	$12,640	$13,812

	Three Months Ended March 31,
	2010	2009
Effective interest income yield on the securitized residential loan portfolio (2)	10.31%	10.47%
Effective interest expense rate on the mortgage-backed debt (2)	6.78%	6.80%

Net interest spread (2)	3.53%	3.67%

Average equity balance	572,623	411,441
Average leverage ratio (3)	2.19	3.30
Net interest margin (2)(4)	3.84%	3.92%
Net yield on net investment (2)(5)	84.56%	108.37%

(1)	Average securitized residential loan balance is net of yield adjustments and gross of allowance for losses for the period.

(2)	Results have been annualized.

(3)	Average leverage ratio is calculated as average mortgage-backed debt balance divided by average equity.

(4)	Net interest margin is calculated by dividing net interest income by the average securitized residential loan balance.

(5)	Net yield on net investment is calculated by dividing net interest income by the net investment.
Average Net Investment
     Average net investment increased for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the acceleration of debt repayments due to exceeding loss triggers on certain securitization trusts.
Net Interest Income
     Net interest income decreased for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the declining portfolio balance as a result of principal repayments and foreclosures coupled with a decrease in the volume of voluntary prepayments.
Net Interest Spread
     Net interest spread decreased for the three months ended March 31, 2010, compared to the same period in 2009. This decrease is primarily due to a reduction in the effective interest yield on the securitized residential loan portfolio due to a decrease in voluntary prepayment speeds which resulted in a decrease in the recognition of purchase discounts into interest income, as well as an increase in borrower delinquencies.
Average Leverage Ratio
     The average leverage ratio decreased for the three months ended March 31, 2010, compared to the same period in 2009. The decrease is primarily related to a decrease in the average mortgage-backed debt balance due to repayments as well as an increase in average equity primarily resulting from the settlement of the net activity with Walter Energy in conjunction with the spin-off and Merger, net income generated, as well as our secondary offering in October 2009, partially offset by dividends paid.
Net Yield on Net Investment
     Net yield on net investment decreased for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease is primarily the result of the increase in our average net investment resulting from accelerated mortgage-backed debt repayments coupled with a slight decrease in net interest income due to the run-off of the portfolio and lower voluntary prepayments.
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
     While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, loss severity rates, and further declines in real estate values.
     The following table shows information about the allowance for losses by portfolio for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Loan Losses	Residential Loans (1)	Allowance	Residential Loans (2)
	(in thousands)
Residential loans:
March 31, 2010	$3,384	1.02%	$5,900 (3)	1.77%	(3)(4)
December 31, 2009	$3,460	1.03%	$4,317	1.23%

Residential loans of securitization trusts:
March 31, 2010	$13,940	1.07%	$8,208 (3)	0.62%	(3)(4)
December 31, 2009	$14,201	1.07%	$12,173	0.89%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans, by portfolio type, before the allowance for loan losses.

(2)	The charge off ratio is calculated as charge-offs, net of recoveries divided by average residential loans, by portfolio type, before the allowance for loan losses.

(3)	Annualized.

(4)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio.
     The following table summarizes activity in the allowance for loan losses in our residential loan portfolios, net for the three months ended March 31, 2010 and 2009 (in thousands):

	Residential Loans		Residential Loans of Securitization Trusts
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Balance, December 31	$3,460	$3,418	$14,201	$15,551
Provision charged to income	1,399	1,269	1,791	3,107
Less: Charge-offs, net of recoveries	(1,475)	(1,314)	(2,052)	(3,549)

Balance, March 31	$3,384	$3,373	$13,940	$15,109

Delinquency Information
     The following table presents information about delinquencies as a percent of amounts outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Principal balance outstanding (in thousands)	$360,543	$365,797	$1,432,403	$1,454,062

31-60 days	1.62%	1.98%	0.73%	1.17%
61-90 days	0.83%	1.53%	0.31%	0.54%
91 days or more	5.21%	5.84%	2.30%	2.74%

	7.66%	9.35%	3.34%	4.45%

     The following table presents information about delinquencies as a percent of the total number of loans outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Total number of residential loans	3,676	3,703	30,054	30,502

31-60 days	1.61%	1.84%	0.63%	1.07%
61-90 days	0.82%	1.51%	0.26%	0.47%
91 days or more	4.79%	5.51%	1.83%	2.15%

	7.22%	8.86%	2.72%	3.69%

     The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	March 31,	December 31,
	2010	2009
Residential loans
Number of loans	176	204
Balance (in millions)	$18.8	$21.4
Residential loans of securitization trusts
Number of loans	551	656
Balance (in millions)	$32.9	$39.8
Total
Number of loans	727	860
Balance (in millions)	$51.7	$61.2
Portfolio Characteristics
     The weighted average original loan-to-value, or LTV, dispersion of our portfolios is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Weighted Average LTV	88.00%	88.00%	89.00%	89.00%

0.00 - 70.00	3.84%	3.91%	0.96%	0.95%
70.01 - 80.00	6.63%	6.88%	1.91%	1.93%
80.01 - 90.00(1)	44.84%	43.56%	77.35%	76.90%
90.01 - 100.00	44.69%	45.65%	19.78%	20.22%

Total	100.00%	100.00%	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
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
     The weighted average FICO score dispersion of the loans in our residential loan portfolios, refreshed as of December 31, 2009, is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Weighted Average FICO	566	566	584	583

<=600	62.97%	62.77%	55.06%	54.90%
601 - 640	11.19%	11.07%	14.01%	13.97%
641 - 680	6.85%	6.84%	8.82%	8.85%
681 - 720	4.58%	4.55%	4.93%	4.99%
721 - 760	2.36%	2.42%	2.95%	2.94%
761-800	1.99%	2.01%	2.44%	2.46%
>=801	0.82%	0.84%	0.98%	0.99%
Unknown or unavailable	9.24%	9.50%	10.81%	10.90%

Total	100.00%	100.00%	100.00%	100.00%

     Our residential loans are concentrated in the following states:

			Residential Loans
	Residential Loans		of Securitization Trusts
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Texas	34.01%	33.85%	34.06%	33.92%
Mississippi	12.81%	12.86%	16.09%	16.11%
Alabama	10.31%	10.25%	8.30%	8.31%
Louisiana	7.96%	8.00%	6.14%	6.15%
Florida	9.16%	9.38%	5.27%	5.25%
Others	25.75%	25.66%	30.14%	30.26%

Total	100.00%	100.00%	100.00%	100.00%

     Our residential loans outstanding as of March 31, 2010 were originated in the following periods:

		Residential Loans
	Residential Loans	of Securitization Trusts
Year 2010 Origination	1.56%	1.09%
Year 2009 Origination	3.76%	3.13%
Year 2008 Origination	27.96%	2.10%
Year 2007 Origination	57.24%	1.62%
Year 2006 Origination	6.92%	12.89%
Year 2005 Origination	0.35%	10.51%
Year 2004 Origination and earlier	2.21%	68.66%

Total	100.00%	100.00%

Real Estate Owned
     The following table presents information about foreclosed property (dollars in thousands):

	Real Estate Owned Related to the		Real Estate Owned Related to the
	Residential Loan Portfolio		Residential Loans of Securitization Trusts
	Units	Balance	Units	Balance
Balance, December 31, 2009	271	$21,981	760	$41,143
Foreclosures, net of fair value adjustments	78	6,835	269	17,750
Purchases from the securitized residential loan portfolio	72	3,882	—	—
Sales to the residential loan portfolio	—	—	(72)	(3,882)
Sales to third parties	(86)	(7,414)	(298)	(18,344)

Balance, March 31, 2010	335	$25,284	659	$36,667

     During the three months ended March 31, 2010, we purchased 72 Mid-State Trust X REO accounts for approximately $3.9 million which is the economic value of the accounts as defined by the Trust agreement. As a result of this transaction, the loss trigger on Mid-State Trust X was cured. The purchased REO accounts are now included in the unencumbered REO balance.
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
     Our securitization trusts are consolidated for financial reporting purposes under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain overcollateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of March 31, 2010, total debt decreased $23.1 million as compared to December 31, 2009.
     The securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess overcollateralization going to pay down our outstanding mortgage-backed and asset-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of March 31, 2010, two of our securitization trusts exceeded certain triggers and did not provide any excess cash flow to us. With the exception of the two trusts which have exceeded their triggers and the recently cured Mid-State Trust X, none of our other securitization trusts have reached or are near the levels of underperformance that would trigger a delay in cash releases.
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
Mortgage-Backed Debt
     We have historically funded our residential loans through the securitization market. As of March 31, 2010, we had nine separate non-recourse securitization trusts where we service the underlying collateral and one non-recourse securitization for which we do not service the underlying collateral. These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by residential loans, REO and restricted cash with a principal balance of $1.5 billion. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we retained the beneficial interests in the securitizations, will absorb a majority of any losses on the underlying collateral and significantly direct the activities of the securitization trusts, we have consolidated the securitization entities and treat the residential loans as our assets and the related mortgage-backed debt as our debt.
     Borrower remittances received on the residential loan collateral held in securitization trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt is also subject to redemption according to specific terms of the respective indenture agreements.

Credit Agreements
     In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements mature on April 20, 2011. As of March 31, 2010, no funds have been drawn under any of the credit agreements and we are in compliance with all covenants.
Sources and Uses of Cash
     Our quarterly sources and uses of cash is one of the financial metrics on which we focus. As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we provide the table below which sets forth, for the periods indicated, our quarterly sources and uses of cash (in millions). The cash balance at the beginning and ending of the first quarter of 2010 and 2009 are GAAP amounts and the sources and uses of cash are organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows for the respective periods.

	Three Months Ended
	March 31,
	2010	2009
Beginning cash and cash equivalents balance	$99.3	$1.3

Principal sources of cash:
Cash collections from the unencumbered portfolio	11.9	14.8
Cash releases from the securitized portfolio	13.9	8.9
Cash flow from ancillary businesses	2.9	3.3

	28.7	27.0

Other sources of cash:
Other	0.1	4.0

Total sources of cash	28.8	31.0

Principal uses of cash:
Acquisition of REO from the securitized portfolio	(3.9)	—
Claims paid	(0.9)	(0.6)
Operating expenses paid	(12.5)	(9.6)
Capital expenditures	—	(0.8)

	(17.3)	(11.0)

Other uses of cash:
Dividends paid	(13.2)	—
Other	(1.3)	(15.8)

Total uses of cash	(31.8)	(26.8)

Net (uses) sources of cash	(3.0)	4.2

Ending cash and cash equivalents balance	$96.3	$5.5

     Our principal business cash flows are those associated with managing our portfolio and totaled $11.4 million for the three months ended March 31, 2010, down $4.6 million from the three months ended March 31, 2009, as cash collections from our unencumbered residential loan portfolio decreased by $2.9 million due to the declining balance nature of our portfolio and a decline in the level of voluntary prepayments. Additionally, cash flow from our ancillary businesses decreased by $0.4 million, cash of $3.9 million was used to acquire REO from the securitized portfolio and cash operating expenses increased by $2.4 million due to expenses required as part of being a stand-alone company, partially offset by an increase of cash releases from our securitized portfolio of $5.0 million. The cash utilized to acquire REO from the securitized portfolio resulted in the increase in cash releases.
     Cash releases from the securitized portfolio consist of servicing fees and residual cash flows on residential loans held as securitized collateral within the securitization trusts after distributions are made to investors on the securitized mortgage-backed debt to the extent required credit enhancements are maintained and the delinquency and loss triggers are not exceeded. These cash flows represent the difference between principal and interest payments received on the underlying residential loans reduced by principal payments, including accelerated payments, if any, on the securitized mortgage-backed debt; interest paid on the securitized mortgage-backed debt; actual losses, net of any gains incurred upon disposition of REO; and the maintenance of overcollateralization requirements.

     Our net other cash use totaled $14.4 million for the three months ended March 31, 2010, up $2.6 million from the three months ended March 31, 2009, primarily due to dividends paid to stockholders, partially offset by the termination of transactions with Walter Energy as a result of our spin-off.
     During April 2010, we deployed $11.1 million of the proceeds from our secondary offering to purchase a pool of residential loans. We intend to invest the remainder of the proceeds from the secondary offering in our targeted asset classes. We expect our future sources of cash will continue to be generated from our existing residential loan portfolios, as well as from future acquisitions of residential loans. If conditions in the securitization market improve, we may securitize in the future. Additionally, we expect that our future cash operating expenses will be relatively consistent with annualized fourth quarter 2009 actual results as a stand-alone entity.
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows provided by operating activities	$8,550	$11,194
Cash flows provided by investing activities	25,051	29,320
Cash flows used in financing activities	(36,585)	(36,353)
Net increase (decrease) in cash and cash equivalents	$(2,984)	$4,161
     Operating activities. Net cash provided by operating activities was $8.6 million for the three months ended March 31, 2010 as compared to $11.2 million for the same period in 2009. During the three months ended March 31, 2010 and 2009, the primary sources of cash in operating activities were the income generated from our portfolio and our ancillary businesses.
     Investing activities. Net cash provided by investing activities was $25.1 million for the three months ended March 31, 2010 as compared to $29.3 million for the same period in 2009. For the three months ended March 31, 2010 and 2009, the primary source of cash from investing activities was provided by principal payments received on our residential loans.
     Financing activities. Net cash used in financing activities was $36.6 million for the three months ended March 31, 2010 as compared to $36.4 million for the same period in 2009. For the three months ended March 31, 2010, net cash used in financing activities was primarily for principal payments on our mortgage-backed debt as well as the payment of dividends to our stockholders. For the three months ended March 31, 2009, net cash used in financing activities was primarily for principal payments on our mortgage-backed debt as well as net activity with Walter Energy, our former parent company.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we retained credit risk on 15 remaining mortgage securities totaling $1.7 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
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
     As of March 31, 2010, we expect to pay dividends to our stockholders of all or substantially all of our net income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition and liquidity, maintenance of REIT qualification and such other factors as the Board of Directors deems relevant.
     On April 30, 2010, we declared a dividend of $0.50 per share on our common stock which was paid on May 14, 2010 to stockholders of record on May 28, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Information on Market Risk
     We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, real estate risk and inflation risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.
Credit Risk
     Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of March 31, 2010 consisted of securitized residential loans with a principal balance of $1.4 billion and approximately $0.4 billion of unencumbered residential loans.
     The residential loans were principally originated by or for JWH prior to our spin-off from Walter Energy. These are predominantly subprime loans with an average LTV ratio at origination of approximately 89% and average borrower credit core of 580. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
     The $1.4 billion of residential loans held in securitization trusts are permanently financed with $1.2 billion of mortgage-backed debt leaving us with a net credit exposure of $188.0 million, which approximates our equity interest in the securitization trusts.
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
Interest Rate Risk
     Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposures relate to the interest rates on mortgage-backed debt of the Trusts and the yields on our residential loan portfolios and prepayments thereof.
     Our fixed-rate residential loan portfolio had $1.8 billion of unpaid principal as of March 31, 2010 and December 31, 2009, and fixed-rate mortgage-backed debt was $1.2 billion and $1.3 billion as of March 31, 2010 and December 31, 2009, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.
Prepayment Risk
     Prepayment risk is the risk that borrowers will pay more than their required monthly mortgage payment including payoffs of residential loans. When borrowers repay the principal on their residential loans before maturity, or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, increases the yield for residential loans purchased at a discount to their then current balance, as with the majority of our portfolio. Conversely, residential loans purchased at a premium to their then current balance exhibit lower yields due to faster prepayments. Historically, when market interest rates declined, borrowers had a tendency to refinance their residential loans, thereby increasing prepayments. Increases in residential loan prepayment rates could result in GAAP earnings volatility including substantial variation from quarter to quarter.
     We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net earnings, dividends, and cash flow.
Liquidity Risk
     Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay mortgage-backed debt of the Trusts, fund and maintain the portfolio, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times.
     Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from the securitized portfolio and cash proceeds from the issuance of equity securities. We expect these sources of funds will be sufficient to meet our liquidity requirements.

     Our unencumbered and securitized mortgage loans are accounted for as held-for-investment and reported at amortized cost. Thus, changes in the fair value of the residential loans do not have an impact on our liquidity. However, the delinquency and loss triggers discussed previously may impact our liquidity. Our obligations consist solely of mortgage-backed debt issued by our securitization trusts. Changes in fair value of mortgage-backed debt generally have no impact on our liquidity. Mortgage-backed debt issued by the securitization trusts are reported at amortized cost as are the residential loans collateralizing the debt.
Real Estate Risk
     We own assets secured by real property and own property directly as a result of foreclosures. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.
Inflation Risk
     Virtually all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors influence our performance far more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.
Effect of Governmental Initiatives on Market Risk
     Recent market and economic conditions have been unprecedented and challenging. There are continuing concerns about the overall economy, the systemic impact of inflation or deflation, the availability and cost of credit, the U.S. mortgage market, unemployment, and the declining real estate market in the U.S.
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
Quantitative Information on Market Risk
     Our future earnings are sensitive to a number of market risk factors; changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. To supplement this discussion on the market risk we face, the following table incorporates information that may be useful in analyzing certain market risks.
     The table presents principal cash flows by year of repayment. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent performance and future prepayment expectations. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses).

	Principal Amounts Maturing and Effective Rates During Period						At March 31, 2010
							Principal
(dollars in thousands)	Q2-Q4 2010	2011	2012	2013	2014	Thereafter	Value	Book Value	Fair Value
Residential loans
Principal	11,742	16,812	17,938	17,896	17,202	278,953	360,543	327,775	295,600

Residential loans of securitization trusts
Principal	68,492	95,031	91,612	87,885	84,391	1,004,992	1,432,403	1,292,561	1,243,047

Mortgage-backed debt
Principal	59,422	95,710	92,971	88,690	86,136	822,041	1,244,970	1,244,379	1,147,056
     Approximately 99% of residential loans have fixed interest rates. Residential loans with adjustable interest rates comprise only $1.3 million of the unencumbered loans and $20.9 million of the securitized loans. Similarly, all of our mortgage-backed debt of securitization trusts is fixed rate. The weighted-average coupon is 9.2% for residential loans, 9.1% for residential loans of securitization trusts and 6.7% for mortgage-backed debt.
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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Our risk factors have not changed materially since December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
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

WALTER INVESTMENT MANAGEMENT CORP.
By:	/s/ Mark J. O'Brien
Mark J. O'Brien
Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2010

By:	/s/ Kimberly A. Perez
Kimberly A. Perez
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 5, 2010

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(2)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(2)	By-Laws of Registrant, effective April 17, 2009.

10.1	(3)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard.

10.2	(4)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010

10.3	(5)	Separation and General Release Between the Registrant and John A. Burchett

10.4	(9)	Amended and Restated Contract of Employment between the Registrant and Mark J. O’Brien dated March 15, 2010

10.5	(9)	Amended and Restated Contract of Employment between the Registrant and Charles E. Cauthen dated March 15, 2010

10.6	(9)	Amended and Restated Contract of Employment between the Registrant and Kimberly A. Perez dated March 15, 2010

10.7	(6)	Executive RSU Award Agreements between Registrant and Mark J. O’Brien, Charles E. Cauthen and Kimberly A. Perez dated January 4, 2010

10.8	(6)	Non-Qualified Option Award Agreements between Registrant and Mark J. O’Brien, Charles E. Cauthen and Kimberly A. Perez dated January 4, 2010

10.9	(9)	Executive RSU Award Agreement between Registrant and Stuart D. Boyd dated January 4, 2010

10.10	(9)	Executive RSU Award Agreement between Registrant and Del Pulido dated January 4, 2010

10.11	(9)	Non-Qualified Option Award Agreement between Registrant and Stuart D. Boyd dated January 4, 2010

10.12	(9)	Non-Qualified Option Award Agreements between Registrant and Del Pulido dated January 4, 2010

10.13	(7)	2009 Long Term Incentive Award Agreements for Special RSU Award, Bonus RSU Award and Nonqualified Option Award Between Registrant and Denmar Dixon

10.14	(8)	Amendment No. 1 to Revolving Credit Agreement

31.1	(9)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(9)	Certification by Kimberly A. Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(9)	Certification by Mark J. O’Brien and Kimberly A. Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2010.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 2, 2010

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2010.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2010.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010.

(9)	Filed herewith