Form 10-Q
period 2010-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2010-08-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 25,748,193 shares of common stock outstanding as of August 5, 2010.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$79,270	$99,286
Restricted cash	9,668	8,963
Restricted cash of securitization trusts	39,829	42,691
Receivables, net	2,299	3,052
Residential loans, net of allowance for loan losses of $3,320 and $3,460, respectively	343,080	333,636
Residential loans of securitization trusts, net of allowance for loan losses of $13,413 and $14,201, respectively	1,272,676	1,310,710
Subordinate security	1,823	1,801
Real estate owned	26,963	21,981
Real estate owned of securitization trusts	35,212	41,143
Deferred debt issuance costs of securitization trusts	17,795	18,450
Other assets	6,043	5,961

Total assets	$1,834,658	$1,887,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$613	$13,489
Accounts payable of securitization trusts	399	556
Accrued expenses	26,404	28,296
Deferred income taxes, net	129	173
Mortgage-backed debt of securitization trusts	1,224,407	1,267,454
Accrued interest of securitization trusts	8,444	8,755
Other liabilities	786	767

Total liabilities	1,261,182	1,319,490

Commitments and contingencies (Note 17)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,743,193 and 25,642,889 shares at June 30, 2010 and December 31, 2009, respectively	257	256
Additional paid-in capital	124,922	122,552
Retained earnings	446,708	443,433
Accumulated other comprehensive income	1,589	1,943

Total stockholders’ equity	573,476	568,184

Total liabilities and stockholders’ equity	$1,834,658	$1,887,674

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net interest income:
Interest income	$41,882	$44,677	$83,510	$90,506
Less: Interest expense	21,022	22,654	42,296	45,743

Total net interest income	20,860	22,023	41,214	44,763
Less: Provision for loan losses	3,447	3,733	6,637	8,109

Total net interest income after provision for loan losses	17,413	18,290	34,577	36,654

Non-interest income:
Premium revenue	2,167	2,996	4,858	6,061
Other income, net	1,016	643	1,776	803

Total non-interest income	3,183	3,639	6,634	6,864

Non-interest expenses:
Claims expense	913	1,373	1,825	2,662
Salaries and benefits	5,858	5,528	12,839	9,813
Legal and professional	936	1,896	1,835	2,600
Occupancy	328	465	673	800
Technology and communication	673	731	1,401	1,549
Depreciation and amortization	93	153	184	231
General and administrative	2,795	3,148	5,160	4,681
Other expense	52	49	103	386
Related party — allocated corporate charges	—	—	—	853

Total non-interest expenses	11,648	13,343	24,020	23,575

Income before income taxes	8,948	8,586	17,191	19,943
Income tax expense (benefit)	385	(81,225)	516	(77,070)

Net income	$8,563	$89,811	$16,675	$97,013

Basic earnings per common and common equivalent share	$0.32	$4.33	$0.62	$4.68
Diluted earnings per common and common equivalent share	$0.32	$4.30	$0.62	$4.64

Weighted average common and common equivalent shares outstanding — basic	26,414,338	20,750,501	26,379,005	20,750,501
Weighted average common and common equivalent shares outstanding — diluted	26,512,492	20,910,099	26,456,769	20,910,099
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

							Accumulated
				Additional			Other
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Income	Earnings	Income
Balance at December 31, 2009	$568,184	25,642,889	$256	$122,552		$443,433	$1,943

Comprehensive income:
Net income	16,675				$16,675	16,675
Other comprehensive income (loss), net of tax:
Change in postretirement benefit plans, net of $14 tax effect	(252)				(252)		(252)
Net unrealized gain on subordinate security, net of $0 tax effect	22				22		22
Net amortization of realized gain on closed hedges, net of $0 tax effect	(124)				(124)		(124)

Comprehensive income					$16,321

Dividends and dividend equivalents declared	(13,400)					(13,400)
Share-based compensation	2,109			2,109
Shares issued upon exercise of stock options and vesting of RSUs	526	119,300	1	525
Repurchase and cancellation of common stock	(264)	(18,996)		(264)

Balance at June 30, 2010	$573,476	25,743,193	$257	$124,922		$446,708	$1,589

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net income	$16,675	$97,013

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,637	8,109
Amortization of residential loan discount to interest income	(6,745)	(8,036)
Depreciation and amortization	184	231
Proceeds from sale of mortgage securities classified as trading	—	2,392
Benefit from deferred income taxes	(30)	(65,139)
Amortization of deferred debt issuance costs to interest expense	547	563
Share-based compensation	2,109	383
Other	(247)	(236)

(Increase) decrease in assets, net of effect of reverse acquisition:
Receivables	1,599	(3,944)
Other	(187)	(2,192)

Increase (decrease) in liabilities, net of effect of reverse acquisition:
Accounts payable	215	(990)
Accrued expenses	(1,892)	(2,475)
Accrued interest	(311)	(487)

Cash flows provided by operating activities	18,554	25,192

Investing activities:
Purchases of residential loans from third parties	(19,735)	—
Principal payments received on residential loans	51,139	62,988
Additions to real estate owned	(7,036)	(4,697)
Cash proceeds from sales of real estate owned	4,433	5,995
Additions to property and equipment, net	(79)	(2,139)
(Increase) decrease in restricted cash	2,157	(6,766)
Cash acquired in Hanover reverse acquisition	—	774

Cash flows provided by investing activities	30,879	56,155

Financing activities:
Payments on mortgage-backed debt	(43,063)	(55,908)
Net activity with Walter Energy	—	10,095
Dividends to WIM interest-holders	—	(16,000)
Dividends and dividend equivalents paid	(26,648)	—
Shares issued upon exercise of stock options and vesting of RSUs	526	—
Repurchase and cancellation of common stock	(264)	—

Cash flows used in financing activities	(69,449)	(61,813)

Net increase (decrease) in cash and cash equivalents	(20,016)	19,534
Cash and cash equivalents at the beginning of the period	99,286	1,319

Cash and cash equivalents at the end of the period	$79,270	$20,853

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$44,608	$43,025
Residential loans originated to finance the sale of real estate owned	$41,406	$25,963
Residential loans acquired with advances from Walter Energy	$—	$1,933
Dividends to Walter Energy	$—	$306,458
Consummation of reverse acquisition with Hanover	$—	$2,186
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. The Company also operates ancillary mortgage advisory and insurance businesses. At June 30, 2010, the Company had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, and Walter Investment Reinsurance Company, Ltd., or WIRC.
     The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of June 30, 2010, the Company serviced approximately 33,700 individual residential loans.
     Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail instalment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors under our residential retail instalment agreements.
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
The Merger
     On September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge WIM with Hanover Capital Mortgage Holdings, Inc., or Hanover, which agreement was amended and restated on February 17, 2009. On April 17, 2009, Hanover completed the transactions, or the Merger, contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, or the Merger Agreement) by and among Hanover, Walter Energy, WIM, and JWH Holding Company, LLC, or JWHHC. The merged business, together with its consolidated subsidiaries, was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”. See Note 3 for further information.
2. Basis of Presentation
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Although the Company did not operate as an independent, stand-alone entity prior to April 17, 2009, management believes the assumptions underlying the consolidated financial statements for the period through April 17, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had the Company been a separate, stand-alone entity; however, the consolidated financial statements do include certain costs and expenses that had been allocated to the Company from Walter Energy for the three and six months ended June 30, 2009. As such, the financial information does not necessarily reflect what would have been reflected had the Company been a separate, stand-alone entity during the period through April 17, 2009.
Recently Adopted Accounting Guidance
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
Fair Value Measurements and Disclosures
     In January 2010, the FASB updated the accounting standards to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of levels 1 and 2 fair value measurements and to describe the reasons for the transfers and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the roll forward of fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure for fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 12, 2010, and for interim periods within those fiscal years. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s disclosures. See Note 5 for the additional required disclosures. The portion of the accounting update that the Company has not yet adopted is not expected to have a material impact on the Company’s disclosures.
Subsequent Events
     In May 2009, the FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. Other than the elimination of the requirement to disclose the date through which management has performed its evaluation of subsequent events (Note 18), the adoption of these guidelines had no impact on the Company’s consolidated financial statements.
Recently Issued Accounting Guidance
Receivables
     In April 2010, the FASB updated the accounting standards to clarify that modifications of acquired loans that are accounted for within a pool would not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The guidance will be effective for modifications of acquired loans exhibiting characteristics of credit impairment at the time of acquisition that are accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
     In July 2010, the FASB updated the accounting standards to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses, including disclosures regarding credit quality indicators, past due information, and modification of financing receivables. The guidance related to disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The guidance related to disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is continuing to evaluate the impact that the guidance will have on the Company’s disclosures.
Reclassifications
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period.
3. Business Separation and Merger
     On September 30, 2008, Walter Energy outlined its plans to separate its Financing business from its core Natural Resources businesses through a spin-off to stockholders and subsequent Merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge WIM with Hanover, which agreement was amended and restated on February 17, 2009. To effect the separation, WIM was formed on February 3, 2009, as a wholly-owned subsidiary of Walter Energy, having no independent assets or operations. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the Financing business were contributed, through a series of transactions, to WIM in return for WIM’s membership unit.
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
     The Merger occurred immediately following the spin-off and taxable dividend on April 17, 2009. The surviving company, Walter Investment, continues to operate as a publicly traded real estate investment trust, or REIT, subsequent to the Merger. After the spin-off and Merger, Walter Energy’s stockholders that became members of WIM as a result of the spin-off, and certain holders of options to acquire limited liability company interests of WIM, collectively owned 98.5% and stockholders of Hanover owned 1.5% of the shares of common stock of Walter Investment outstanding or reserved for issuance in settlement of restricted stock units of Walter Investment. As a result, the business combination has been accounted for as a reverse acquisition, with WIM considered the accounting acquirer. Walter Investment applied for, and was granted approval, to list its shares on the NYSE Amex. On April 20, 2009, the Company’s common stock began trading on the NYSE Amex under the symbol “WAC”.
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

     The purchase price was allocated as of April 17, 2009 as follows (in thousands):

Cash	$774
Receivables	330
Subordinate security	1,600
Residential loans in securitization trusts, net	4,532
Other assets	388
Accounts payable and accrued expenses	(2,093)
Mortgage-backed debt	(2,666)
Other liabilities	(679)

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
     The unaudited pro forma results for the six months ended June 30, 2009 are as follows:

For the Six Months
Ended June 30, 2009
Total revenue	$97,681
Net income	$18,949
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
4. Restricted Cash
Restricted Cash
     Restricted cash totaled $9.7 million and $9.0 million at June 30, 2010 and December 31, 2009, respectively. Restricted cash includes approximately $5.9 million at June 30, 2010 and December 31, 2009 held in an insurance trust account which secures payments under the Company’s reinsurance agreements. The funds in the insurance trust account include investments in money market funds. The remaining restricted cash at June 30, 2010 and December 31, 2009 consists primarily of compensating balances.
Restricted Cash of Securitization Trusts
     Restricted cash of securitization trusts relates primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 9), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts ($39.8 million and $42.7 million, at June 30, 2010 and December 31, 2009, respectively). This restricted cash also provides overcollateralization within the Company’s mortgage-backed debt arrangements. Restricted cash at June 30, 2010 and December 31, 2009 include short-term deposits in FDIC-insured accounts.
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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of June 30, 2010.
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

	June 30, 2010
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Subordinate security	$—	$—	$1,823	$1,823

Total	$—	$—	$1,823	$1,823

     The subordinate security, acquired as part of the Merger, consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted-average coupon rate of 9.5% and a weighted-average maturity of 19.1 years. The subordinate security has an overcollateralization level of 9.0% with a 1.3% annual loss rate.
     To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	Yield: 18.5%

•	Probability of default: 2.7%

•	Loss severity: 56.1%

•	Prepayment: 3.3%

     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 (in thousands):

As of and for
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Beginning balance	$1,837	$1,801
Principal Reductions	—	—
Total gains (losses):
Included in net income	—	—
Included in other comprehensive income	(14)	22
Purchases, sales, issuances and settlements, net	—	—
Transfer into or out of Level 3 category	—	—

	$1,823	$1,823

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

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
     Carrying values, and the corresponding fair value adjustments, for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment (1)
Real estate owned:
June 30, 2010	$26,963	$—	$—	$26,963	$(5,349)
December 31, 2009	$21,981	$—	$—	$21,981	$(4,430)

Real estate owned of securitization trusts:
June 30, 2010	$35,212	$—	$—	$35,212	$(9,250)
December 31, 2009	$41,143	$—	$—	$41,143	$(10,615)

(1)	The fair value adjustment on REO represents the total fair value adjustment between the residential loan’s original carrying value and the property’s fair value as of the balance sheet date.
     As of June 30, 2010, the fair value of the Company’s Level 3 REO was $27.0 million and $35.2 million for the unencumbered and securitized residential loan portfolios, respectively. These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina and Georgia. The REO properties have a weighted-average holding period of 11 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company. The blended loss severity utilized at June 30, 2010 was 19.0%.

Fair Value of Financial Instruments
     The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$79,720	$79,720	$99,286	$99,286
Restricted cash	9,668	9,668	8,963	8,963
Restricted cash of securitization trusts	39,829	39,829	42,691	42,691
Receivables, net	2,299	2,299	3,052	3,052
Residential loans, net	343,080	317,000	333,636	295,000
Residential loans of securitization trusts, net	1,272,676	1,270,000	1,310,710	1,238,000
Subordinate security	1,823	1,823	1,801	1,801
Financial liabilities:
Accounts payable	613	613	13,489	13,489
Accounts payable of securitization trusts	399	399	556	556
Accrued expenses	26,404	26,404	28,296	28,296
Mortgage-backed debt, net of deferred debt issuance costs, of securitization trusts	1,206,612	1,165,000	1,249,004	1,147,000
Accrued interest of securitization trusts	8,444	8,444	8,755	8,755
     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash, restricted cash, receivables, accounts payable, accrued expenses, and accrued interest — The estimated fair value of these financial instruments approximates their carrying value due to their high liquidity or short-term nature.
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

6. Residential Loans
     Residential loans are held for investment and consist of unencumbered residential mortgage loans and residential retail instalment agreements, summarized in the table below (in thousands):

	June 30, 2010	December 31, 2009
Residential loans, principal balance	$379,065	$365,797
Less: Yield adjustment, net (1)	(32,665)	(28,701)
Less: Allowance for loan losses	(3,320)	(3,460)

Residential loans, net (2)	$343,080	$333,636

(1)	Deferred origination costs, premiums and discounts and other costs are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans, net at June 30, 2010 and December 31, 2009 were $2.7 million and $2.8 million, respectively. Premiums and discounts, net included in the yield adjustment, net for residential loans, net at June 30, 2010 and December 31, 2009 were $38.4 million and $35.9 million, respectively. Other costs included in the yield adjustment, net for residential loans, net at June 30, 2010 and December 31, 2009 were $3.0 million and $4.4 million, respectively. Other costs include accrued interest receivable net of deferred gains and other costs.

(2)	The weighted average life of the portfolio approximates 10 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Balance, December 31	$3,460	$3,418
Provision charged to income	1,399	1,269
Less: Charge-offs, net of recoveries	(1,475)	(1,314)

Balance, March 31	3,384	3,373
Provision charged to income	1,685	1,090
Less: Charge-offs, net of recoveries	(1,749)	(1,025)

Balance, June 30	$3,320	$3,438

     The amount of residential loans, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $15.8 million and $21.4 million at June 30, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans, net:

	June 30, 2010	December 31, 2009
31-60 days	2.37%	1.98%
61-90 days	0.94%	1.53%
91 days or more	4.30%	5.84%

	7.61%	9.35%

Residential Loan Pool Purchases
     On April 14, 2010, the Company entered into a definitive agreement to purchase a pool of performing, fixed-rate residential loans on single-family, owner occupied residences located within the Company’s existing southeastern United States geographic footprint. The purchase closed on April 19, 2010, utilizing $11.1 million of the proceeds from the Company’s secondary offering that closed on October 21, 2009. On May 20, 2010, the Company entered into a definitive agreement to purchase a pool of performing, fixed-rate residential loans on single-family, owner occupied residences located within the Company’s existing southeastern United States geographic footprint. The purchase closed on June 2, 2010, utilizing $8.6 million of the proceeds from the Company’s secondary offering that closed on October 21, 2009. These purchases added $24.2 million of unpaid principal to the residential loan portfolio. The Company evaluated the individual loans acquired for evidence of credit quality deterioration since origination and for which it is probable at the purchase date that the Company will be unable to collect all contractually required payments. There was no such evidence of credit quality deterioration noted.

7. Residential Loans of Securitization Trusts
     Residential loans of securitization trusts consist of residential mortgage loans and residential retail instalment agreements that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the accounting guidance concerning transfers of financial assets, as amended. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability. The assets of the securitization trusts are not available to satisfy claims of general creditors of the Company and the mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans of securitization trusts and are non-recourse to the Company. The Company records interest income on residential loans of securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the mortgage-backed debt are amortized on a level yield basis over the estimated life of the mortgage-backed debt.
     Residential loans of securitization trusts, net are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,407,673	$1,454,062
Less: Yield adjustment, net (1)	(121,584)	(129,151)
Less: Allowance for loan losses	(13,413)	(14,201)

Residential loans of securitization trusts, net (2)	$1,272,676	$1,310,710

(1)	Deferred origination costs, premiums and discounts and other costs are amortized over the life of the note portfolio. Deferred origination costs included in the yield adjustment, net for residential loans of securitization trusts, net at June 30, 2010 and December 31, 2009 were $8.4 million and $8.8 million, respectively. Premiums and discounts, net included in the yield adjustment, net for residential loans of securitization trusts, net at June 30, 2010 and December 31, 2009 were $138.4 million and $145.8 million, respectively. Other costs included in the yield adjustment, net for residential loans of securitization trusts, net at June 30, 2010 and December 31, 2009 were $8.4 million and $7.8 million, respectively. Other costs include accrued interest receivable net of deferred gains and other costs.

(2)	The weighted average life of the portfolio approximates 8 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans of securitization trusts, net (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Balance, December 31	$14,201	$15,551
Provision charged to income	1,791	3,107
Less: Charge-offs, net of recoveries	(2,052)	(3,549)

Balance, March 31	13,940	15,109
Provision charged to income	1,762	2,643
Less: Charge-offs, net of recoveries	(2,289)	(2,883)

Balance, June 30	$13,413	$14,869

     The amount of residential loans of securitization trusts, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $25.0 million and $39.8 million at June 30, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     All of the Company’s residential loans of securitization trusts, net are pledged as collateral for the mortgage-backed debt (see Note 9). The Company’s only continued involvement with the residential loans of securitization trusts, net is retaining all of the residual interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt.

     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans of securitization trusts:

	June 30, 2010	December 31, 2009
31-60 days	1.10%	1.17%
61-90 days	0.50%	0.54%
91 days or more	1.78%	2.74%

	3.38%	4.45%

8. Subordinate Security
     The Company’s subordinate security totaled $1.8 million at June 30, 2010 and December 31, 2009. The subordinate security was acquired as part of the Merger with Hanover. Subordinate security is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	$1,612	$1,612

Unrealized gain	211	189

Carrying value (fair value)	$1,823	$1,801

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
     Mortgage-backed debt consists of mortgage-backed/asset-backed notes and collateralized mortgage obligations issued by the Company to fund its residential loans via the securitization market. The securitization trusts beneficially owned by Walter Investment and its wholly owned subsidiary, Mid-State Capital, LLC, or Mid-State Capital, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes (the “Trust Notes”), which consist of eight separate series of public debt offerings and one private offering. Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering. These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by $1.5 billion of assets, including residential loans, REO and restricted cash at June 30, 2010. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. The Company services the collateral underlying the nine securitization trusts owned by Walter Investment and Mid-State Capital.
     The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, require that any excess overcollateralization be paid to reduce the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of June 30, 2010, Mid-State Trust 2006-1, or Trust 2006-1, exceeded certain triggers and did not provide any significant levels of excess cash flow to the Company. The delinquency trigger for Mid-State Trust 2005-1, or Trust 2005-1, cured during the three months ended June 30, 2010. The loss trigger for Trust X cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of the Company’s other securitization trusts have reached the levels of underperformance that would trigger a delay in cash releases.
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

Collateral for Mortgage-Backed Debt
     The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,407,673	$1,454,062
Restricted cash of securitization trusts	39,829	42,691
Real estate owned of securitization trusts	35,212	41,143

Total mortgage-backed debt collateral of securitization trusts	$1,482,714	$1,537,896

10. Share-Based Compensation Plans
     The Company’s share-based compensation expense has been reflected in the consolidated statements of income in salaries and benefits expense.
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
     On April 30, 2010, members of the Board of Directors of the Company were awarded a total of 20,672 nonqualified options to acquire common stock of the Company pursuant to the 2009 LTIP. The options granted to the members of the Board of Directors will vest and become exercisable in equal installments on the first, second and third anniversary of the date of grant. The exercise price of $18.36 for each of the options was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.
     The grant date fair value of the stock options granted during the six months ended June 30, 2010 approximated $0.7 million.
Non-Vested Share Activity
     The Company’s non-vested share-based awards consist of restricted stock and restricted stock units.
     On January 4, 2010, certain executive officers of the Company were awarded a total of 100,548 restricted stock units, or the Executive RSUs, of the Company pursuant to the 2009 LTIP. The Executive RSUs granted to each executive officer of the Company will vest in equal installments on the first, second and third anniversary of the date of grant. The settlement date for these RSUs is January 22, 2013. Each executive receiving Executive RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the common stock.
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

     The grant date fair value of RSUs granted during the six months ended June 30, 2010 approximated $3.4 million.
11. Credit Agreements
     The Company’s syndicated credit agreement, revolving credit agreement and security agreement, and support letter of credit agreement mature on April 20, 2011. As of June 30, 2010, no funds have been drawn under any of the credit agreements and the Company is in compliance with all covenants.
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
13. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net income	$8,563	$89,811
Other comprehensive loss:
Change in postretirement benefit plans, net of $7 tax effect	(126)	—
Net unrealized gain on subordinate security, net of $0 tax effect	(14)	—
Net amortization of realized gain on closed hedges, net of $0 and $29 tax effect, respectively	(60)	(49)

Comprehensive income	$8,363	$89,762

	Six Months Ended
	June 30,
	2010	2009
Net income	$16,675	$97,013
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $14 tax effect	(252)	—
Net unrealized gain on subordinate security, net of $0 tax effect	22	—
Net amortization of realized gain on closed hedges, net of $0 and $58 tax effect, respectively	(124)	(100)

Comprehensive income	$16,321	$96,913

     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Unrealized Gain	Net Amortization of
	Employee Benefits	on Subordinate	Realized Gain on
	Liability	Security	Closed Hedges	Total
Balance at December 31, 2009	$1,117	$189	$637	$1,943
Pre-tax amount	(133)	36	(64)	(161)
Tax benefit	7	—	—	7

Balance at March 31, 2010	991	225	573	1,789
Pre-tax amount	(133)	(14)	(60)	(207)
Tax benefit	7	—	—	7

Balance at June 30, 2010	$865	$211	$513	$1,589

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
     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$8,563	$89,811	$16,675	$97,013
Less: net income allocated to unvested restricted stock units	(123)	—	(235)	—

Net income available to common stockholders (numerator)	$8,440	$89,811	$16,440	$97,013

Weighted-average common shares	25,703	19,871	25,681	19,871
Add: vested restricted stock units	711	880	698	880

Total weighted-average common shares outstanding (denominator)	26,414	20,751	26,379	20,751

Basic earnings per share	$0.32	$4.33	$0.62	$4.68

Diluted earnings per share:
Net income	$8,563	$89,811	$16,675	$97,013
Less: net income allocated to unvested restricted stock units	(122)	—	(235)	—

Net income available to common stockholders (numerator)	$8,441	$89,811	$16,440	$97,013

Weighted-average common shares	25,703	19,871	25,681	19,871
Add: Potentially dilutive stock options and restricted stock units	809	1,039	776	1,039

Diluted weighted-average common shares outstanding (denominator)	26,512	20,910	26,457	20,910

Diluted earnings per share	$0.32	$4.30	$0.62	$4.64

     The calculation of diluted earnings per share for the three and six months ended June 30, 2010, does not include 0.2 million and 0.3 million shares, respectively, and does not include 0.3 million and 0.3 million shares for the same periods in 2009, respectively, because their effect would have been anti-dilutive.
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
16. Income Taxes
     The Company recorded income tax expense of $0.4 million for the three months ended June 30, 2010. During the three months ended June 30, 2010 and 2009, an estimated tax rate of 4.3% and (946.0)%, respectively, was used to derive income tax expense (benefit) of $0.4 million and $(81.2) million, respectively, calculated on our income from operations, before taxes, of $8.9 million and $8.6 million, respectively. The change in income tax was due to the Company’s REIT qualification in conjunction with the spin-off from Walter Energy and Merger with Hanover which resulted in only the Company’s TRSs being taxable entities.
     The Company recorded income tax expense of $0.5 million for the six months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, an estimated tax rate of 3.0% and (386.5)%, respectively, was used to derive income tax expense (benefit) of $0.5 million and $(77.1) million, respectively, calculated on our income from operations, before taxes, of $17.2 million and $19.9 million, respectively. The change in income tax was due to the Company’s REIT qualification in conjunction with the spin-off from Walter Energy and Merger with Hanover which resulted in only the Company’s TRSs being taxable entities.
     The Company recognizes tax benefits in accordance with the FASB guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2010 and December 31, 2009, the total gross liability for unrecognized tax benefits was $7.7 million.
17. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of June 30, 2010, the unpaid principal balance of the 14 remaining mortgage securities was approximately $1.6 million.
Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. According to Walter Energy’s most recent public filing, they state that the IRS has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties; and that Walter Energy believes, should the IRS prevail on any remaining issues, Walter Energy’s financial exposure is limited to interest and possible penalties. Walter Energy discloses further that it believes that all of its current and prior tax filing positions have substantial merit and it intends to defend vigorously any tax claims asserted. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
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

Other Tax Exposure
     On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company has contested the assessment and believes that the Company did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code.
Miscellaneous Litigation
     The Company is a party to a number of lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.
18. Subsequent Events
Letters of Intent to Purchase Pools of Loans
     The Company entered into two separate letters of intent, one on July 16, 2010 and the other on August 4, 2010, to purchase additional pools of performing and non-performing residential loans which, when settled, are expected to utilize approximately $20 million of the proceeds from the Company’s secondary offering that closed on October 21, 2009. These letters of intent are not binding on the seller or the Company and the proposed purchases may or may not close.
Dividend Declaration
     On August 3, 2010, the Company declared a dividend of $0.50 per share on its common stock to stockholders of record on August 13, 2010 which will be paid on August 27, 2010.

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
     All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including without limitation any forward-

looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.
The Company
     We are a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. We also operate anciallary mortgage advisory and insurance businesses. At June 30, 2010, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, and Walter Investment Reinsurance Co., Ltd., or WIRC. We operate as an internally managed, publicly traded real estate investment trust, or REIT.
     Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail instalment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors under our residential retail instalment agreements.
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
     Although we have operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of June 30, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had we been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to us from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had we been a separate, stand-alone entity during the period presented prior to the Merger.
     Results of operations for the three and six months ended June 30, 2010 and 2009 include the results of operations of legacy WIM. The results of operations of legacy Hanover are included for the three and six months ended June 30, 2010 as well as for the period from April 17, 2009 through June 30, 2009. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. The combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for periods prior to the Merger.
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

Results of Operations
Revenue by Portfolio Type
     For the three and six months ended June 30, 2010, we reported net income of $8.6 million and $16.7 million, respectively, as compared to $89.8 million and $97.0 million for the same periods, respectively, in the prior year. The main components of the change in net income for the three and six months ended June 30, 2010 and 2009 are detailed in the following table (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Residential loans
Interest income	$8,064	$8,572	$(508)	$15,778	$17,500	$(1,722)
Less: Interest expense	—	—	—	—	—	—

Net interest income	8,064	8,572	(508)	15,778	17,500	(1,722)
Less: Provision for loan losses (1)	1,685	1,090	595	3,084	2,359	725

Net interest income after provision for loan losses	6,379	7,482	(1,103)	12,694	15,141	(2,447)

Residential loans of securitization trusts
Interest income	33,818	36,105	(2,287)	67,732	73,006	(5,274)
Interest expense	21,022	22,654	(1,632)	42,296	45,743	(3,447)

Net interest income	12,796	13,451	(655)	25,436	27,263	(1,827)
Less: Provision for loan losses (1)	1,762	2,643	(881)	3,553	5,750	(2,197)

Net interest income after provision for loan losses	11,034	10,808	226	21,883	21,513	370

Non-interest income
Premium revenue	2,167	2,996	(829)	4,858	6,061	(1,203)
Other income, net	1,016	643	373	1,776	803	973

Total	3,183	3,639	(456)	6,634	6,864	(230)

Total revenues, net	20,596	21,929	(1,333)	41,211	43,518	(2,307)

Total non-interest expenses	11,648	13,343	(1,695)	24,020	23,575	445

Income before income taxes	8,948	8,586	362	17,191	19,943	(2,752)
Income tax expense (benefit)	385	(81,225)	81,610	516	(77,070)	77,586

Net income	$8,563	$89,811	$(81,248)	$16,675	$97,013	$(80,338)

(1)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio that occurred in the three months ended March 31, 2010.
Net Interest Income
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

     The following table summarizes the average balance, interest and weighted-average yield on residential loan assets and mortgage-backed debt for the periods indicated.

	For the Three Months Ended June 30,
	2010			2009
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Residential loans	$338,780	$8,064	9.52%	$354,832	$8,572	9.66%
Residential loans of securitization trusts	1,296,295	33,818	10.44%	1,384,796	36,105	10.43%

Total interest-earning assets	$1,635,075	$41,882	10.25%	$1,739,628	$44,677	10.27%

Liabilities
Mortgage-backed debt	$1,234,393	$21,022	6.81%	$1,332,428	$22,654	6.80%

Total interest-bearing liabilities	$1,234,393	$21,022	6.81%	$1,332,428	$22,654	6.80%

Net interest spread (1)(3)		$20,860	3.44%		$22,023	3.47%
Net interest margin (2)(3)			5.10%			5.06%

	For the Six Months Ended June 30,
	2010			2009
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Residential loans	$341,748	$15,778	9.23%	$358,780	$17,500	9.76%
Residential loans of securitization trusts	1,305,500	67,732	10.38%	1,398,307	73,006	10.44%

Total interest-earning assets	$1,647,248	$83,510	10.14%	$1,757,087	$90,506	10.30%

Liabilities
Mortgage-backed debt	$1,245,931	$42,296	6.79%	$1,346,258	$45,743	6.80%

Total interest-bearing liabilities	$1,245,931	$42,296	6.79%	$1,346,258	$45,743	6.80%

Net interest spread (1)(3)		$41,214	3.35%		$44,763	3.50%
Net interest margin (2)(3)			5.00%			5.10%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing the net interest spread by total average interest-earning assets.

(3)	Annualized.
Net Interest Spread
     Net interest spread decreased for both the three and six months ended June 30, 2010 as compared to the same periods in 2009, due primarily to declining portfolio balances as a result of principal repayments and foreclosures, a decrease in voluntary prepayments and lower average outstanding borrowings as a result of principal payments on the mortgage-backed debt with no new issuances during the year. The average prepayment rate for the unencumbered portfolio was 3.9% and 3.4% for the three and six months ended June 30, 2010, respectively, as compared to 5.6% and 5.0% in the same periods of 2009, respectively. The average prepayment rate for the securitized portfolio was 2.8% and 2.7% for the three and six months ended June 30, 2010, respectively, as compared to 3.6% and 3.4% in the same periods of 2009, respectively.
Net Interest Margin
     Net interest margin increased marginally for the three months ended June 30, 2010 as compared to the same period in 2009 due to improvements in non-performing assets which positively impacted residential loans previously designated as non-accrual status partially offset by lower outstanding balances and the impact of the decrease in prepayment speeds. Net interest margin decreased for the six months ended June 30, 2010 as compared to the same period in 2009 due to lower outstanding balances and the impact of the decrease in prepayment speeds.

Provision for Loan Losses
     The increase in the unencumbered residential loan provision for loan losses for the three and six months ended June 30, 2010, as compared to the same periods in 2009 was primarily due to increased frequency of default offset by an improvement in loss severities.
     The decrease in the securitized residential loan provision for loan losses for the three and six months ended June 30, 2010, as compared to the same periods in 2009 was primarily due to improved loss severities.
Non-Interest Income
     The decrease in non-interest income for the three and six months ended June 30, 2010, as compared to the same periods in 2009 was primarily due to lower earned premiums from our insurance business, partially offset by the addition of mortgage advisory services revenue as a result of our Merger with Hanover in April 2009 as well as an improvement in taxes, insurance and other advances as a result of lower insurance advances and an increase in collections.
Non-Interest Expenses
     The decrease in non-interest expenses for the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to one-time spin-off related legal and professional fees incurred in 2009 and lower claims expense resulting from lower active policy counts.
     The increase in non-interest expenses for the six months ended June 30, 2010, as compared to the same period in 2009 was primarily due to the additional expenses incurred in order to support the stand-alone corporate functions required subsequent to the spin-off from Walter Energy and Merger with Hanover. Specifically, salaries and benefits increased due to additional employees to support the stand-alone company, additional stock compensation expense, as well as severance costs incurred in 2010. The salaries and benefits increase was partially offset by a decrease in claims expense due to fewer active policies and prior year claims in our insurance business, a decrease in legal and professional expenses that related primarily to the spin-off and Merger as well as no longer incurring related party corporate charges from our former parent.
Income Taxes
     The change in income taxes for the three and six months ended June 30, 2010, as compared to the same periods in 2009 was due to our REIT qualification in conjunction with the spin-off from Walter Energy and Merger with Hanover. Our continued qualification as a REIT may limit our income tax expense to the activities of our TRSs.
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

     The following table shows information about the allowance for losses by portfolio for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Loan Losses	Residential Loans (1)	Allowance	Residential Loans (2)
	(in thousands)
Residential loans:
June 30, 2010	$3,320	0.96%	$6,448 (3)	1.89%	(3)(4)
December 31, 2009	$3,460	1.03%	$4,317	1.23%

Residential loans of securitization trusts:
June 30, 2010	$13,413	1.04%	$8,682 (3)	0.67%	(3)(4)
December 31, 2009	$14,201	1.07%	$12,173	0.89%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans, by portfolio type, before the allowance for loan losses.

(2)	The charge off ratio is calculated as charge-offs, net of recoveries divided by average residential loans, by portfolio type, before the allowance for loan losses.

(3)	Annualized.

(4)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio in February 2010.
     The following table summarizes activity in the allowance for loan losses in our residential loan portfolios, net for the six months ended June 30, 2010 and 2009 (in thousands):

	Residential Loans		Residential Loans of Securitization Trusts
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, December 31	$3,460	$3,418	$14,201	$15,551
Provision charged to income	1,399	1,269	1,791	3,107
Less: Charge-offs, net of recoveries	(1,475)	(1,314)	(2,052)	(3,549)

Balance, March 31	3,384	3,373	13,940	15,109
Provision charged to income	1,685	1,090	1,762	2,643
Less: Charge-offs, net of recoveries	(1,749)	(1,025)	(2,289)	(2,883)

Balance, June 30	$3,320	$3,438	$13,413	$14,869

Delinquency Information
     The following table presents information about delinquencies as a percent of amounts outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Principal balance outstanding (in thousands)	$379,065	$365,797	$1,407,673	$1,454,062

31-60 days	2.37%	1.98%	1.10%	1.17%
61-90 days	0.94%	1.53%	0.50%	0.54%
91 days or more	4.30%	5.84%	1.78%	2.74%

	7.61%	9.35%	3.38%	4.45%

     The following table presents information about delinquencies as a percent of the total number of loans outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Total number of residential loans	4,150	3,703	29,569	30,502

31-60 days	2.39%	1.84%	1.01%	1.07%
61-90 days	0.99%	1.51%	0.38%	0.47%
91 days or more	3.54%	5.51%	1.39%	2.15%

	6.92%	8.86%	2.78%	3.69%

     The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	June 30,	December 31,
	2010	2009
Residential loans
Number of loans	147	204
Balance (in millions)	$15.8	$21.4
Residential loans of securitization trusts
Number of loans	411	656
Balance (in millions)	$25.0	$39.8
Total
Number of loans	558	860
Balance (in millions)	$40.8	$61.2
Portfolio Characteristics
     The weighted average original loan-to-value, or LTV, dispersion of our portfolios is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Weighted Average LTV	88.00%	88.00%	89.00%	89.00%

0.00 - 70.00	3.67%	3.91%	0.93%	0.95%
70.01 - 80.00	6.30%	6.88%	1.93%	1.93%
80.01 - 90.00(1)	45.98%	43.56%	76.70%	76.90%
90.01 - 100.00	44.05%	45.65%	20.44%	20.22%

Total	100.00%	100.00%	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
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

     The weighted average FICO score dispersion of the loans in our residential loan portfolios, refreshed as of December 31, 2009, is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Weighted Average FICO	567	566	584	583

<=600	63.08%	62.77%	55.18%	54.90%
601 - 640	11.63%	11.07%	14.02%	13.97%
641 - 680	6.96%	6.84%	8.82%	8.85%
681 - 720	4.61%	4.55%	4.92%	4.99%
721 - 760	2.36%	2.42%	2.94%	2.94%
761-800	1.81%	2.01%	2.39%	2.46%
>=801	0.76%	0.84%	0.98%	0.99%
Unknown or unavailable	8.79%	9.50%	10.75%	10.90%

Total	100.00%	100.00%	100.00%	100.00%

     Our residential loans are concentrated in the following states:

			Residential Loans
	Residential Loans		of Securitization Trusts
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Texas	35.88%	33.85%	34.22%	33.92%
Mississippi	12.44%	12.86%	16.14%	16.11%
Alabama	9.68%	10.25%	8.35%	8.31%
Louisiana	7.82%	8.00%	6.15%	6.15%
Florida	8.78%	9.38%	5.23%	5.25%
South Carolina	6.37%	6.73%	5.56%	5.63%
Other (1)	19.03%	18.93%	24.35%	24.63%

Total	100.00%	100.00%	100.00%	100.00%

(1)	Other consists of loans in 25 states, individually representing a concentration of less than 5%.
     Our residential loans outstanding as of June 30, 2010 were originated in the following periods:

		Residential Loans
	Residential Loans	of Securitization Trusts
Year 2010 Origination	3.24%	2.19%
Year 2009 Origination	4.83%	3.02%
Year 2008 Origination	28.51%	1.96%
Year 2007 Origination	54.43%	1.59%
Year 2006 Origination	6.60%	12.83%
Year 2005 Origination	0.32%	10.37%
Year 2004 Origination and earlier	2.07%	68.04%

Total	100.00%	100.00%

Real Estate Owned
     The following table presents information about foreclosed property (dollars in thousands):

	Real Estate Owned Related to the		Real Estate Owned Related to the
	Residential Loan Portfolio		Residential Loans of Securitization Trusts
	Units	Balance	Units	Balance
Balance, December 31, 2009	271	$21,981	760	$41,143
Foreclosures, net of fair value adjustments	177	14,172	534	27,925
Purchases from the securitized residential loan portfolio	72	3,882	—	—
Sales to the residential loan portfolio	—	—	(72)	(3,882)
Sales to third parties	(176)	(13,072)	(585)	(29,974)

Balance, June 30, 2010	344	$26,963	637	$35,212

     During February 2010, we purchased, at our discretion, 72 Mid-State Trust X, or Trust X, REO accounts in order to cure the loss trigger. We purchased these accounts for approximately $3.9 million which was the economic value of the accounts as defined by the Trust agreement. As a result of this transaction, on February 16, 2010 we received a $4.2 million release of excess overcollateralization and we continue to receive monthly cash releases from Trust X. The purchased REO accounts are now included in the unencumbered REO balance.
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
     Our securitization trusts are consolidated for financial reporting purposes under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain overcollateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of June 30, 2010, total debt decreased $43.0 million as compared to December 31, 2009.
     The securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess overcollateralization going to pay down our outstanding mortgage-backed and asset-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash flow is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of June 30, 2010, Mid-State Trust 2006-1, or Trust 2006-1, exceeded certain triggers and did not provide any excess cash flow to us. The delinquency trigger for Mid-State Trust 2005-1, or Trust 2005-1, cured during the three months ended June 30, 2010. The loss trigger for Trust X cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would trigger a delay in cash releases.
     We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans and the proceeds from our recent secondary offering will be sufficient to meet operating needs, to invest in residential loans, to make planned capital expenditures and to pay cash dividends as required for our qualification as a REIT. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Mortgage-Backed Debt
     We have historically funded our residential loans through the securitization market. As of June 30, 2010, we had nine separate non-recourse securitization trusts where we service the underlying collateral and one non-recourse securitization trust for which we do not service the underlying collateral. These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by residential loans, REO and restricted cash with a principal balance of $1.5 billion. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we retained the residual interests in the securitizations and significantly direct the activities of the securitization trusts, we have consolidated the securitization entities and treat the residential loans as our assets and the related mortgage-backed debt as our debt.

     Borrower remittances received on the residential loan collateral held in securitization trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt are also subject to redemption according to specific terms of the respective indenture agreements.
Credit Agreements
     In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements mature on April 20, 2011. As of June 30, 2010, no funds have been drawn under any of the credit agreements and we are in compliance with all covenants.
Sources and Uses of Cash
     One of the financial metrics on which we focus is our sources and uses of cash. As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we provide the table below which sets forth, for the periods indicated, our sources and uses of cash (in millions). The cash balance at the beginning and ending of each period of 2010 and 2009 are GAAP amounts and the sources and uses of cash are organized in a manner consistent with how management monitors the cash flows of our business. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows for the respective periods. The table excludes the gross cash flows generated by our securitization trusts as those amounts are generally not available to us. The table does include the cash releases distributed to us as a result of our investment in the residual interests of the securitization trusts.

	Six Months Ended
	June 30,
	2010	2009
Beginning cash and cash equivalents balance	$99.3	$1.3

Principal sources of cash:
Cash collections from the unencumbered portfolio	24.6	29.5
Cash releases from the securitized portfolio	27.1	17.0
Net cash flow from ancillary businesses	5.5	5.0

	57.2	51.5

Other sources of cash:
Cash received from Walter Energy	—	15.4
Other	0.4	2.4

Total sources of cash	57.6	69.3

Principal uses of cash:
Acquisition of REO from the securitized portfolio	(3.9)	—
Operating expenses paid	(22.0)	(25.3)

	(25.9)	(25.3)

Other uses of cash:
Dividends paid	(26.6)	—
Loan pool acquisitions	(19.7)	—
Cash paid to Walter Energy	—	(15.3)
Capital expenditures	(0.1)	(2.1)
Other	(5.3)	(7.0)

Total uses of cash	(77.6)	(49.7)

Net (uses) sources of cash	(20.0)	19.6

Ending cash and cash equivalents balance	$79.3	$20.9

     Our principal business cash flows are those associated with managing our portfolio and totaled $31.3 million for the six months ended June 30, 2010, up $5.1 million from the six months ended June 30, 2009, due to an increase of cash releases from our securitized portfolio of $10.1 million, a $0.5 million increase in net cash provided by our ancillary businesses, and a decrease of

$3.3 million of cash operating expenses primarily due to lower insurance premiums and non-recurring expenses incurred in 2009 as well as $1.2 million of one-time spin-off costs incurred in the six months ended June 30, 2009. This was partially offset by a decrease of cash collections from our unencumbered residential loan portfolio of $4.9 million due to the declining balance nature of our portfolio and a decline in the level of voluntary prepayments.
     Cash of $3.9 million was used to acquire REO from Trust X within the securitized residential loan portfolio. The cash utilized to acquire REO from Trust X resulted in subsequent monthly cash releases totaling $10.5 million through June 30, 2010, from Trust X with the remaining overcollateralization expected to be released in early 2011. The release of overcollateralization was a direct result of the loss trigger being cured. Once the overcollateralization from Trust X has been released and assuming that the loss trigger remains cured, Trust X cash releases will consist of servicing fees and residual cash flows, similar to our other securitization trusts.
     Cash releases from the securitized portfolio consist of servicing fees and residual cash flows from residential loans held as securitized collateral within the securitization trusts after distributions are made to bondholders of the securitized mortgage-backed debt to the extent required credit enhancements are maintained and the delinquency and loss triggers are not exceeded. These cash flows represent the difference between principal and interest payments received on the underlying residential loans reduced by principal payments, including accelerated payments, if any, on the securitized mortgage-backed debt; interest paid on the securitized mortgage-backed debt; actual losses, net of any gains incurred upon disposition of REO; and the maintenance of overcollateralization requirements.
     Our net other cash use totaled $51.3 million for the six months ended June 30, 2010, up $44.7 million from the six months ended June 30, 2009, primarily due to dividends paid to stockholders and the acquisition of loan pools, partially offset by the termination of transactions with Walter Energy as a result of our spin-off.
     During the quarter ended June 30, 2010, we deployed $19.7 million of the proceeds from our secondary offering to purchase two pools of residential loans. We intend to invest the remainder of the proceeds from the secondary offering in our targeted asset classes. We expect our future sources of cash will continue to be generated from our existing residential loan portfolios, as well as from future acquisitions of residential loans. If conditions in the securitization market improve, we may securitize in the future. Additionally, we expect that our future cash operating expenses will be relatively consistent with annualized fourth quarter 2009 actual results as a stand-alone entity.
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows provided by operating activities	$18,554	$25,192
Cash flows provided by investing activities	30,879	56,155
Cash flows used in financing activities	(69,449)	(61,813)

Net increase (decrease) in cash and cash equivalents	$(20,016)	$19,534

     Operating activities. Net cash provided by operating activities was $18.6 million for the six months ended June 30, 2010 as compared to $25.2 million for the same period in 2009. During the six months ended June 30, 2010 and 2009, the primary sources of cash in operating activities were the income generated from our portfolio and our ancillary businesses.
     Investing activities. Net cash provided by investing activities was $30.9 million for the six months ended June 30, 2010 as compared to $56.2 million for the same period in 2009. For the six months ended June 30, 2010 and 2009, the primary source of cash from investing activities was provided by principal payments received on our residential loans, which was partially offset by the acquisition of pools of residential loans in the 2010 period.
     Financing activities. Net cash used in financing activities was $69.4 million for the six months ended June 30, 2010 as compared to $61.8 million for the same period in 2009. For the six months ended June 30, 2010 and 2009, the primary uses of cash in financing activities were principal payments on our mortgage-backed debt as well as the payment of dividends to our stockholders.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we retained credit risk on 14 remaining mortgage securities totaling $1.6 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
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

     As of June 30, 2010, we expect to pay dividends to our stockholders of all or substantially all of our earnings in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our operating results, estimates of taxable earnings, cash flows and liquidity, maintenance of REIT qualification and such other factors as the Board of Directors deems relevant.
     On August 3, 2010, we declared a dividend of $0.50 per share on our common stock to stockholders of record on August 13, 2010 which will be paid on August 27, 2010.
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
Credit Risk
     Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of June 30, 2010 consisted of securitized residential loans with a principal balance of $1.4 billion and approximately $0.4 billion of unencumbered residential loans.
     The residential loans were principally originated by or for JWH prior to our spin-off from Walter Energy. These are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 89% and average borrower credit score of 580. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
     The $1.5 billion of residential loans and other collateral of securitization trusts are permanently financed with $1.2 billion of mortgage-backed debt leaving us with a net credit exposure of $258.3 million, which approximates our residual interest in the securitization trusts.
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
     Our fixed-rate residential loan portfolio had $1.8 billion of unpaid principal as of June 30, 2010 and December 31, 2009, and fixed-rate mortgage-backed debt was $1.2 billion and $1.3 billion as of June 30, 2010 and December 31, 2009, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.
Prepayment Risk
     Prepayment risk is the risk that borrowers will pay more than their required monthly mortgage payment including payoffs of residential loans. When borrowers repay the principal on their residential loans before maturity, or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, increases the yield for residential loans purchased at a discount to their then current balance, as with the majority of our portfolio. Conversely, residential loans purchased at a premium to their then current balance exhibit lower yields due to faster prepayments. Historically, when market interest rates declined, borrowers had a tendency to refinance their residential loans, thereby increasing prepayments. However, with tightening credit standards, the current low interest rate environment has not yet resulted in higher prepayments. Increases in residential loan prepayment rates could result in GAAP earnings volatility including substantial variation from quarter to quarter.
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

     Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from our securitized loan portfolio, cash proceeds from our secondary offering and other financing activities. We expect these sources of funds will be sufficient to meet our liquidity requirements.
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
Effect of Government Initiatives on Market Risk
     As a result of ongoing challenges facing the United States economy, new laws and regulations have been and may continue to be proposed that impact the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted and signed into law. The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products, including provisions addressing mortgage reform as well as provisions affecting corporate governance and executive compensation at all publicly-traded companies. The Act also requires securitizers of asset-backed securities to retain an economic interest (generally 5%) in the credit risk of the securitized asset. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to our Company or the financial services industry.
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

	Principal Amounts Maturing and Effective Rates During Period						At June 30, 2010
							Principal
(dollars in thousands)	Q3-Q4 2010	2011	2012	2013	2014	Thereafter	Value	Book Value	Fair Value
Residential loans
Principal	$8,107	$18,116	$19,112	$18,335	$17,467	$297,928	$379,065	$343,080	$317,000

Residential loans of securitization trusts
Principal	46,158	93,508	90,817	87,175	82,564	1,007,451	1,407,673	1,272,676	1,270,000

Mortgage-backed debt
Principal	41,599	99,564	95,205	91,945	88,584	808,095	1,224,992	1,224,407	1,165,000
     Approximately 99% of residential loans have fixed interest rates. Residential loans with adjustable interest rates comprise only $1.2 million of the unencumbered loans and $19.0 million of the securitized loans. Similarly, all of our mortgage-backed debt of securitization trusts is fixed rate. The weighted-average coupon is 9.2% for residential loans, 9.1% for residential loans of securitization trusts and 6.6% for mortgage-backed debt.

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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed on May 5, 2010.
     See also the item under Note 17 entitled “Other Tax Exposure”.
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

Dated: August 9, 2010

By:	/s/ Kimberly A. Perez
Kimberly A. Perez
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 9, 2010

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(2)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(2)	By-Laws of Registrant, effective April 17, 2009.

10.1	(3)	Amendment No. 2 dated June 23, 2010 to Revolving Credit Agreement between the Registrant as borrower, Regions Bank as syndication agent, SunTrust Bank as administrative agent, and the additional lenders thereto.

31.1	(3)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(3)	Certification by Kimberly A. Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(3)	Certification by Mark J. O’Brien and Kimberly A. Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Filed herewith