Form 10-Q
period 2010-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2010-11-03
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The registrant had 25,765,693 shares of common stock outstanding as of November 1, 2010.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$40,199	$99,286
Restricted cash and cash equivalents	10,875	8,963
Restricted cash of securitization trusts	38,192	42,691
Receivables, net	3,524	3,052
Residential loans, net of allowance for loan losses of $5,388 and $3,460, respectively	355,212	333,636
Residential loans of securitization trusts, net of allowance for loan losses of $10,893 and $14,201, respectively	1,256,404	1,310,710
Subordinate security	1,820	1,801
Real estate owned	28,259	21,981
Real estate owned of securitization trusts	35,949	41,143
Deferred debt issuance costs of securitization trusts	17,360	18,450
Other assets	4,979	5,961

Total assets	$1,792,773	$1,887,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$590	$13,489
Accounts payable of securitization trusts	539	556
Accrued expenses	28,386	28,296
Deferred income taxes, net	118	173
Mortgage-backed debt of securitization trusts	1,183,636	1,267,454
Accrued interest of securitization trusts	8,129	8,755
Other liabilities	801	767

Total liabilities	1,222,199	1,319,490

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,758,716 and 25,642,889 shares at September 30, 2010 and December 31, 2009, respectively	258	256
Additional paid-in capital	125,955	122,552
Retained earnings	442,981	443,433
Accumulated other comprehensive income	1,380	1,943

Total stockholders’ equity	570,574	568,184

Total liabilities and stockholders’ equity	$1,792,773	$1,887,674

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net interest income:
Interest income	$41,307	$43,019	$124,817	$133,525
Less: Interest expense	20,316	22,229	62,612	67,972

Total net interest income	20,991	20,790	62,205	65,553
Less: Provision for loan losses	3,234	2,701	11,224	10,663

Total net interest income after provision for loan losses	17,757	18,089	50,981	54,890

Non-interest income:
Premium revenue	1,778	2,025	6,636	8,086
Other income, net	437	1,263	2,213	2,066

Total non-interest income	2,215	3,288	8,849	10,152

Non-interest expenses:
Claims expense	914	1,098	2,739	3,760
Salaries and benefits	5,708	5,441	18,547	15,254
Legal and professional	1,014	615	2,849	3,215
Occupancy	350	223	1,023	1,023
Technology and communication	681	687	2,082	2,236
Depreciation and amortization	59	105	243	336
General and administrative	2,868	3,219	8,131	8,286
Gain on mortgage-backed debt extinguishment	(1,680)	—	(1,680)	—
(Gains) losses on real estate owned, net	60	401	(1,293)	548
Related party — allocated corporate charges	—	—	—	853

Total non-interest expenses	9,974	11,789	32,641	35,511

Income before income taxes	9,998	9,588	27,189	29,531
Income tax expense (benefit)	312	1,345	828	(75,725)

Net income	$9,686	$8,243	$26,361	$105,256

Basic earnings per common and common equivalent share	$0.36	$0.40	$0.98	$5.16
Diluted earnings per common and common equivalent share	$0.36	$0.40	$0.98	$5.15

Total dividends declared per common and common equivalent share	$0.50	$0.50	$1.00	$0.50

Weighted average common and common equivalent shares outstanding — basic	26,474,001	20,586,199	26,411,018	20,299,435
Weighted average common and common equivalent shares outstanding — diluted	26,569,897	20,687,965	26,492,850	20,357,139
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED
STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

							Accumulated
				Additional			Other
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Income	Earnings	Income
Balance at December 31, 2009	$568,184	25,642,889	$256	$122,552		$443,433	$1,943

Comprehensive income:
Net income	26,361				$26,361	26,361
Other comprehensive income (loss), net of tax:
Change in postretirement benefit plans, net of $20 tax effect	(377)				(377)		(377)
Net unrealized gain on subordinate security, net of $0 tax effect	19				19		19
Net amortization of realized gain on closed hedges, net of $0 tax effect	(205)				(205)		(205)

Comprehensive income					$25,798

Dividends and dividend equivalents declared	(26,813)					(26,813)
Share-based compensation	2,936			2,936
Shares issued upon exercise of stock options and vesting of RSUs	733	134,823	2	731
Repurchase and cancellation of common stock	(264)	(18,996)		(264)

Balance at September 30, 2010	$570,574	25,758,716	$258	$125,955		$442,981	$1,380

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net income	$26,361	$105,256

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,224	10,663
Amortization of residential loan discount to interest income	(10,209)	(11,637)
Depreciation and amortization	243	336
Gain on mortgage-backed debt extinguishment	(1,680)	—
(Gains) losses on real estate owned, net	(1,293)	548
Proceeds from sale of mortgage securities classified as trading	—	2,387
Benefit from deferred income taxes	(35)	(64,344)
Amortization of deferred debt issuance costs to interest expense	796	892
Share-based compensation	2,936	886
Other	(363)	(329)

(Increase) decrease in assets, net of effect of reverse acquisition:
Receivables	373	(4,826)
Other	379	(1,828)

Increase (decrease) in liabilities, net of effect of reverse acquisition:
Accounts payable	332	(1,076)
Accrued expenses	90	(926)
Accrued interest	(626)	(731)

Cash flows provided by operating activities	28,528	35,271

Investing activities:
Purchases of residential loans from third parties	(40,740)	—
Principal payments received on residential loans	77,072	91,533
Additions to real estate owned	(11,382)	(7,345)
Cash proceeds from sales of real estate owned	6,129	8,782
Additions to property and equipment, net	360	(2,167)
(Increase) decrease in restricted cash and cash equivalents	2,587	(4,197)
Cash acquired in Hanover reverse acquisition	—	774

Cash flows provided by investing activities	34,026	87,380

Financing activities:
Payments on mortgage-backed debt	(62,179)	(83,373)
Mortgage-backed debt extinguishment	(19,870)	—
Net activity with Walter Energy	—	9,216
Dividends to WIM interest-holders	—	(16,000)
Dividends and dividend equivalents paid	(40,061)	(10,373)
Shares issued upon exercise of stock options and vesting of RSUs	733	54
Repurchase and cancellation of common stock	(264)	—

Cash flows used in financing activities	(121,641)	(100,476)

Net increase (decrease) in cash and cash equivalents	(59,087)	22,175
Cash and cash equivalents at the beginning of the period	99,286	1,319

Cash and cash equivalents at the end of the period	$40,199	$23,494

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$63,689	$64,305
Residential loans originated to finance the sale of real estate owned	$57,061	$42,715
Residential loans acquired with advances from Walter Energy	$—	$2,504
Dividends to Walter Energy	$—	$306,458
Consummation of reverse acquisition with Hanover	$—	$2,186
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. The Company also operates ancillary mortgage advisory and insurance businesses. At September 30, 2010, the Company had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, and Walter Investment Reinsurance Company, Ltd., or WIRC.
     The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of September 30, 2010, the Company serviced approximately 33,500 individual residential loans.
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
2. Basis of Presentation
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Although the Company did not operate as an independent, stand-alone entity prior to April 17, 2009, management believes the assumptions underlying the consolidated financial statements for the period through April 17, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had the Company been a separate, stand-alone entity; however, the consolidated financial statements do include certain costs and expenses that had been allocated to the Company from Walter Energy for the nine months ended September 30, 2009. As such, the financial information does not necessarily reflect what would have been reflected had the Company been a separate, stand-alone entity during the period through April 17, 2009.
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
Subsequent Events
     In May 2009, the FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. Other than the elimination of the requirement to disclose the date through which management has performed its evaluation of subsequent events (Note 17), the adoption of these guidelines had no impact on the Company’s consolidated financial statements.
Receivables
     In April 2010, the FASB updated the accounting standards to clarify that modifications of acquired loans that are accounted for within a pool would not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The guidance will be effective for modifications of acquired loans exhibiting characteristics of credit impairment at the time of acquisition that are accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this guidance on September 30, 2010 did not have a significant impact on the Company’s consolidated financial statements.
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

Insurance Contracts
     In October 2010, the FASB updated the accounting standards to clarify which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied prospectively upon adoption. The Company is evaluating the impact that the guidance will have on the Company’s consolidated financial statements.
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

$2,186

     The amounts of revenue and net income of Hanover included in the Company’s consolidated income statement from the acquisition date to the period ending September 30, 2009 are as follows:

For the Period
April 17, 2009
to September
30, 2009
Total revenue	$507
Net loss	$(149)
     The following unaudited pro forma information assumes that the Merger occurred on January 1, 2009. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of income had the Merger occurred on January 1, 2009, nor of future results of income.
     The unaudited pro forma results for the nine months ended September 30, 2009 are as follows:

For the Nine Months
Ended September
30, 2009
Total revenue	$144,071
Net income	$28,460
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
4. Restricted Cash and Cash Equivalents
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents totaled $10.9 million and $9.0 million at September 30, 2010 and December 31, 2009, respectively. Restricted cash and cash equivalents includes approximately $5.9 million at September 30, 2010 and December 31, 2009 held in an insurance trust account which secures payments under the Company’s reinsurance agreements. The funds in the insurance trust account include investments in money market funds. The remaining restricted cash and cash equivalents at September 30, 2010 and December 31, 2009 consists primarily of compensating balances.
Restricted Cash of Securitization Trusts
     Restricted cash of securitization trusts ($38.2 million and $42.7 million, at September 30, 2010 and December 31, 2009, respectively) relates primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 9), which are available only to pay expenses of the securitization trusts and principal and interest on indebtedness of the securitization trusts. This restricted cash also provides overcollateralization within the Company’s mortgage-backed debt arrangements. Restricted cash at September 30, 2010 and December 31, 2009 include short-term deposits in FDIC-insured accounts.
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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of September 30, 2010.
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

	September 30, 2010
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Subordinate security	$—	$—	$1,820	$1,820

Total	$—	$—	$1,820	$1,820

     The subordinate security, acquired as part of the Merger, consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted average coupon rate of 9.5% and a weighted average maturity of 18.9 years. The subordinate security has an overcollateralization level of 9.4% with a 1.2% annual loss rate.
     To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	Yield: 18.5%

•	Probability of default: 2.4%

•	Loss severity: 63.4%

•	Prepayment: 3.1%

     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 (in thousands):

	As of and for
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Beginning balance	$1,823	$1,801
Principal reductions	—	—
Total gains (losses):
Included in net income	—	—
Included in other comprehensive income	(3)	19
Purchases, sales, issuances and settlements, net	—	—
Transfer into or out of Level 3 category	—	—

	$1,820	$1,820

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Items Measured at Fair Value on a Non-Recurring Basis
     At the time a residential loan becomes real estate owned, or REO, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustment at the time the loan becomes real estate owned is charged to the allowance for loan losses. Subsequent declines in value, as well as gains and losses on the sale of REO, are reported in (gains) losses on real estate owned, net in the consolidated statements of income.
     Carrying values, and the corresponding fair value adjustments for the nine and twelve months ended September 30, 2010 and December 31, 2009, respectively, for Level 3 assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment
Real estate owned:
September 30, 2010	$28,259	$—	$—	$28,259	$(407)
December 31, 2009	$21,981	$—	$—	$21,981	$(372)

Real estate owned of securitization trusts:
September 30, 2010	$35,949	$—	$—	$35,949	$(1,152)
December 31, 2009	$41,143	$—	$—	$41,143	$(1,310)
     As of September 30, 2010, the fair value of the Company’s Level 3 REO was $28.3 million and $35.9 million for the unencumbered and securitized residential loan portfolios, respectively. These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina and Georgia. The REO properties have a weighted average holding period of 11 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company. The blended loss severity utilized at September 30, 2010 was 18.2%.

Fair Value of Financial Instruments
     The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,199	$40,199	$99,286	$99,286
Restricted cash and cash equivalents	10,875	10,875	8,963	8,963
Restricted cash of securitization trusts	38,192	38,192	42,691	42,691
Receivables, net	3,524	3,524	3,052	3,052
Residential loans, net	355,212	317,000	333,636	295,000
Residential loans of securitization trusts, net	1,256,404	1,168,000	1,310,710	1,238,000
Subordinate security	1,820	1,820	1,801	1,801
Financial liabilities:
Accounts payable	590	590	13,489	13,489
Accounts payable of securitization trusts	539	539	556	556
Accrued expenses	28,386	28,386	28,296	28,296
Mortgage-backed debt, net of deferred debt issuance costs, of securitization trusts	1,166,276	1,082,000	1,249,004	1,147,000
Accrued interest of securitization trusts	8,129	8,129	8,755	8,755
     For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash and cash equivalents, restricted cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued interest — The estimated fair value of these financial instruments approximates their carrying value due to their high liquidity or short-term nature.
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
6. Residential Loans
     Residential loans are held for investment and consist of unencumbered residential mortgage loans and residential retail instalment agreements, summarized in the table below (in thousands):

	September 30, 2010	December 31, 2009
Residential loans, principal balance	$401,311	$365,797
Less: Yield adjustment, net (1)	(40,711)	(28,701)
Less: Allowance for loan losses	(5,388)	(3,460)

Residential loans, net (2)	$355,212	$333,636

(1)	Yield adjustment, net consists of deferred origination costs, premiums and discounts and other costs which are generally amortized over the life of the residential loan portfolio. Deferred origination costs at September 30, 2010 and December 31, 2009 were $2.6 million and $2.8 million, respectively. Premiums and discounts, net at September 30, 2010 and December 31, 2009 were $46.6 million and $35.9 million, respectively. Other costs, including accrued interest receivable, net of deferred gains and other costs, at September 30, 2010 and December 31, 2009 were $3.3 million and $4.4 million, respectively.

(2)	The weighted average life of the portfolio approximates 11 years based on assumptions for prepayment speeds, default rates and losses.

     The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance, December 31	$3,460	$3,418
Provision charged to income	1,291	1,174
Less: Transfers to REO	(1,367)	(1,211)
Less: Charge-offs, net of recoveries	—	(8)

Balance, March 31	3,384	3,373
Provision charged to income	1,330	968
Less: Transfers to REO	(1,390)	(874)
Less: Charge-offs, net of recoveries	(4)	(29)

Balance, June 30	3,320	3,438
Provision charged to income	3,036	1,520
Less: Transfers to REO	(882)	(1,370)
Less: Charge-offs, net of recoveries	(86)	(81)

Balance, September 30	$5,388	$3,507

     The amount of residential loans, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $18.0 million and $21.4 million at September 30, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans, net:

	September 30, 2010	December 31, 2009
31-60 days	1.98%	1.98%
61-90 days	1.18%	1.53%
91 days or more	4.61%	5.84%

	7.77%	9.35%

Residential Loan Pool Acquisitions
     The Company acquired residential loans to be held for investment in the amount of $21.0 million and $40.7 million during the three and nine months ended September 30, 2010. These acquisitions were financed with proceeds from its secondary offering that closed on October 21, 2009, or 2009 Offering, and added $30.4 million and $54.6 million of unpaid principal to the residential loan portfolio for each period, respectively. The residential loans acquired included performing and non-performing, fixed and adjustable rate loans, on single-family, owner occupied and investor residences located within the Company’s existing southeastern United States geographic footprint. The Company evaluated the individual loans acquired for evidence of credit quality deterioration since origination and for which it is probable at the purchase date that the Company will be unable to collect all contractually required payments. There was no significant evidence of credit quality deterioration noted.
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

     Residential loans of securitization trusts, net are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,385,365	$1,454,062
Less: Yield adjustment, net (1)	(118,068)	(129,151)
Less: Allowance for loan losses	(10,893)	(14,201)

Residential loans of securitization trusts, net (2)	$1,256,404	$1,310,710

(1)	Yield adjustment, net consists of deferred origination costs, premiums and discounts and other costs which are generally amortized over the life of the residential loan portfolio. Deferred origination costs at September 30, 2010 and December 31, 2009 were $8.2 million and $8.8 million, respectively. Premiums and discounts, net at September 30, 2010 and December 31, 2009 were $134.8 million and $145.8 million, respectively. Other costs, including accrued interest receivable, net of deferred gains and other costs, at September 30, 2010 and December 31, 2009 were $8.5 million and $7.8 million, respectively.

(2)	The weighted average life of the portfolio approximates 9 years based on assumptions for prepayment speeds, default rates and losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans of securitization trusts, net (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance, December 31	$14,201	$15,551
Provision charged to income	2,651	2,938
Less: Transfers to REO	(2,609)	(3,127)
Less: Charge-offs, net of recoveries	(303)	(253)

Balance, March 31	13,940	15,109
Provision charged to income	2,718	2,882
Less: Transfers to REO	(3,205)	(3,016)
Less: Charge-offs, net of recoveries	(40)	(106)

Balance, June 30	13,413	14,869
Provision charged to income	198	1,181
Less: Transfers to REO	(2,436)	(1,327)
Less: Charge-offs, net of recoveries	(282)	(441)

Balance, September 30	$10,893	$14,282

     The amount of residential loans of securitization trusts, net that had been put on nonaccrual status due to delinquent payments of 90 days past due or greater was $27.5 million and $39.8 million at September 30, 2010 and December 31, 2009, respectively. Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due.
     All of the Company’s residential loans of securitization trusts, net are pledged as collateral for the mortgage-backed debt (see Note 9). The Company’s only continued involvement with the residential loans of securitization trusts, net is retaining all of the residual interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt. The Company is not contractually required to provide any financial support to the securitization trusts. The Company may, from time to time at its sole discretion, purchase certain assets from the securitization trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. The Company does not expect to provide financial support to the securitization trusts based on current performance trends.
     The following table presents delinquencies as a percent of amounts outstanding on the principal balance of residential loans of securitization trusts:

	September 30, 2010	December 31, 2009
31-60 days	1.07%	1.17%
61-90 days	0.59%	0.54%
91 days or more	1.99%	2.74%

	3.65%	4.45%

8. Subordinate Security
     The Company’s subordinate security totaled $1.8 million at September 30, 2010 and December 31, 2009. The subordinate security was acquired as part of the Merger with Hanover. The subordinate security is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	$1,612	$1,612

Unrealized gain	208	189

Carrying value (fair value)	$1,820	$1,801

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
     Mortgage-backed debt consists of mortgage-backed and asset-backed notes and collateralized mortgage obligations issued by the Company to fund its residential loans via the securitization market. The securitization trusts beneficially owned by Walter Investment or its wholly owned subsidiary, Mid-State Capital, LLC, or Mid-State Capital, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes, or the Trust Notes, which consist of eight separate series of public debt offerings, and one private offering. Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering. These borrowings provide financing for residential loans purchased by the Company.
     These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by $1.5 billion of assets, including residential loans, REO and restricted cash at September 30, 2010. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. The Company services the collateral underlying the nine securitization trusts owned by Walter Investment and Mid-State Capital.
     During the three months ended September 30, 2010, the Company invested approximately $19.9 million to purchase a portion of the Company’s outstanding mortgage-backed debt through brokerage transactions. The purchases, which were accounted for as a retirement of debt, resulted in a gain on mortgage-backed debt extinguishment of approximately $1.7 million.
     The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, require that any excess overcollateralization be paid to reduce the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of September 30, 2010, Mid-State Trust 2006-1, or Trust 2006-1, exceeded certain triggers and did not provide any significant levels of excess cash flow to the Company. The delinquency trigger for Mid-State Trust 2005-1, or Trust 2005-1, was cured during the three months ended June 30, 2010. The loss trigger for Trust X was cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its delinquency trigger and the recently cured Trust 2005-1 and Trust X, none of the Company’s other securitization trusts have reached the levels of underperformance that would trigger a delay in cash releases.
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

Collateral for Mortgage-Backed Debt
     The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010	December 31, 2009
Residential loans of securitization trusts, principal balance	$1,385,365	$1,454,062
Restricted cash of securitization trusts	38,192	42,691
Real estate owned of securitization trusts	35,949	41,143

Total mortgage-backed debt collateral of securitization trusts	$1,459,506	$1,537,896

10. Share-Based Compensation Plans
     The Company’s share-based compensation expense has been reflected in the consolidated statements of income in salaries and benefits expense.
Option Activity
     On January 4, 2010, certain executive officers of the Company were awarded a total of 118,651 nonqualified options, or the Executive Options, to acquire common stock of the Company pursuant to the 2009 Long Term Incentive Plan, or LTIP. The Executive Options granted to each executive officer of the Company will vest and become exercisable in equal installments on the first, second and third anniversary of the date of grant. The exercise price of $14.39 for each of the Executive Options was determined based on the mean of the high and low sales prices for a share of common stock of the Company as reported by the NYSE Amex on the date of grant.
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
     The grant date fair value of the stock options granted during the nine months ended September 30, 2010 approximated $0.7 million.
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
     The grant date fair value of RSUs granted during the nine months ended September 30, 2010 approximated $3.4 million.

11. Credit Agreements
     The Company’s syndicated credit agreement, revolving credit agreement and security agreement, and support letter of credit agreement mature on April 20, 2011. As of September 30, 2010, no funds have been drawn under any of the credit agreements and the Company is in compliance with all covenants.
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
13. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net income	$9,686	$8,243
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $6 and $556 tax effect, respectively	(125)	206
Net unrealized (loss) gain on subordinate security, net of $0 and $0 tax effect, respectively	(3)	157
Net amortization of realized gain on closed hedges, net of $0 and $289 tax effect, respectively	(81)	217

Comprehensive income	$9,477	$8,823

	Nine Months Ended
	September 30,
	2010	2009
Net income	$26,361	$105,256
Other comprehensive income (loss):
Change in postretirement benefit plans, net of $20 and $556 tax effect, respectively	(377)	206
Net unrealized gain on subordinate security, net of $0 and $0 tax effect, respectively	19	157
Net amortization of realized gain on closed hedges, net of $0 and $347 tax effect, respectively	(205)	117

Comprehensive income	$25,798	$105,736

     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional	Net Unrealized
	Postretirement	(Loss)	Net Amortization of
	Employee Benefits	Gain on Subordinate	Realized Gain on
	Liability	Security	Closed Hedges	Total
Balance at December 31, 2009	$1,117	$189	$637	$1,943
Pre-tax amount	(133)	36	(64)	(161)
Tax benefit	7	—	—	7

Balance at March 31, 2010	991	225	573	1,789
Pre-tax amount	(133)	(14)	(60)	(207)
Tax benefit	7	—	—	7

Balance at June 30, 2010	865	211	513	1,589
Pre-tax amount	(131)	(3)	(81)	(215)
Tax benefit	6	—	—	6

Balance at September 30, 2010	$740	$208	$432	$1,380

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
     Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$9,686	$8,243	$26,361	$105,256
Less: net income allocated to unvested restricted stock units	(127)	(66)	(363)	(427)

Net income available to common stockholders (numerator)	$9,559	$8,177	$25,998	$104,829

Weighted average common shares	25,734	19,890	25,699	19,881
Add: vested restricted stock units	740	696	712	418

Total weighted average common shares outstanding (denominator)	26,474	20,586	26,411	20,299

Basic earnings per share	$0.36	$0.40	$0.98	$5.16

Diluted earnings per share:
Net income	$9,686	$8,243	$26,361	$105,256
Less: net income allocated to unvested restricted stock units	(127)	(66)	(362)	(426)

Net income available to common stockholders (numerator)	$9,559	$8,177	$25,999	$104,830

Weighted average common shares	25,734	19,890	25,699	19,881
Add: Potentially dilutive stock options and restricted stock units	836	798	794	476

Diluted weighted average common shares outstanding (denominator)	26,570	20,688	26,493	20,357

Diluted earnings per share	$0.36	$0.40	$0.98	$5.15

     The calculation of diluted earnings per share for the three and nine months ended September 30, 2010, does not include 0.1 million and 0.2 million shares, respectively, and does not include 0.3 million and 0.3 million shares for the same periods in 2009, respectively, because their effect would have been anti-dilutive.
15. Income Taxes
     During the three months ended September 30, 2010 and 2009, an estimated tax rate of 3.1% and 14.0%, respectively, was used to derive income tax expense of $0.3 million and $1.3 million, respectively, calculated on our income from operations, before taxes, of $10.0 million and $9.6 million, respectively.
     During the nine months ended September 30, 2010 and 2009, an estimated tax rate of 3.0% and (256.4)%, respectively, was used to derive income tax expense (benefit) of $0.8 million and $(75.7) million, respectively, calculated on our income from operations, before taxes, of $27.2 million and $29.5 million, respectively. The income tax rate for the nine months ended was due to the impact of the Company becoming qualified as a REIT in conjunction with the spin-off from Walter Energy and Merger with Hanover which resulted in only the Company’s TRSs being taxable entities.
     The Company recognizes tax benefits in accordance with the FASB guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of September 30, 2010 and December 31, 2009, the total liability for unrecognized tax benefits was $7.7 million.
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

16. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of September 30, 2010, the unpaid principal balance of the 14 remaining mortgage securities was approximately $1.5 million.
Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. According to Walter Energy’s most recent public filing on Form 10-Q, they state that the IRS has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding. Finally, Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that they believe that they have sufficient accruals to address any claims, including interest and penalties. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
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
Other Tax Exposure
     On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company has contested the assessment and believes that the Company did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code. As of September 30, 2010, ADOR has yet to respond to the Company’s appeal of the preliminary assessment.
Miscellaneous Litigation
     The Company is a party to a number of lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.
17. Subsequent Events
Acquisition of Marix Servicing, LLC
     On August 25, 2010, the Company entered into a securities purchase agreement with Marathon Asset Management, L.P., or Marathon, and an individual seller to purchase 100% of the outstanding ownership interests of Marix Servicing, LLC, or Marix. The acquisition closed on November 2, 2010. Marix is a high-touch specialty mortgage servicer, based in Phoenix, Arizona, focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing.

     The acquisition of Marix will be accounted for pursuant to the guidance concerning business combinations. The Marix assets acquired and liabilities assumed will be recorded at the date of acquisition (November 2, 2010) at their respective fair values. The results of operations of Marix will be included in the consolidated statements of income for periods subsequent to the acquisition.
     The purchase price for the acquisition consisted of a $50,000 cash payment at closing, and is subject to customary post-closing adjustments based upon changes in the working capital of Marix through the closing date. The terms of the agreement also allow for an earn-out if certain revenue targets are met, as well as the repayment of certain servicing advances to Marathon.
Mortgage-Backed Debt Extinguishment
     On November 1, 2010, the Company invested approximately $14.4 million to purchase a portion of the Company’s outstanding mortgage-backed debt through a brokerage transaction. The purchase, which was accounted for as a retirement of debt, resulted in a gain on mortgage-backed debt extinguishment of approximately $2.3 million.
Letters of Intent to Purchase Pools of Loans
     During October 2010, the Company entered into two separate letters of intent to purchase additional pools of performing and non-performing residential loans which, when settled, are expected to utilize up to $10.6 million of the proceeds from the Company’s 2009 Offering. These letters of intent are not binding on the seller or the Company and the proposed purchases may or may not close.
Dividend Declaration
     On November 2, 2010, the Company declared a dividend of $0.50 per share on its common stock to stockholders of record on November 12, 2010 which will be paid on November 24, 2010.

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
     In addition, on November 2, 2010, the Company closed on a securities purchase agreement to acquire 100% of the ownership interests of Marix Servicing, LLC, or Marix, a mortgage servicing business. Risks include, without limitation, losses incurred in the Marix business, our inability to reduce or eliminate such losses as quickly as anticipated, our ability to retain existing licenses in jurisdictions in which Marix does business, our inability to integrate the Marix business and/or to achieve anticipated synergies, and our inability to grow the Marix business as quickly as anticipated.

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
The Company
     We are a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. We also operate ancillary mortgage advisory and insurance businesses. At September 30, 2010, we had four wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, and Walter Investment Reinsurance Co., Ltd., or WIRC. We operate as an internally managed, publicly traded real estate investment trust, or REIT.
     Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail instalment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and instalment obligors under our residential retail instalment agreements.
Recent Developments
Residential Loan Pool Acquisitions
     We acquired residential loans to be held for investment in the amount of $21.0 million and $40.7 million during the three and nine months ended September 30, 2010. These acquisitions were financed with the proceeds from our secondary offering that closed on October 21, 2009, or 2009 Offering, and added $30.4 million and $54.6 million of unpaid principal to the residential loan portfolio for the periods, respectively. The residential loans acquired included performing and non-performing, fixed and adjustable rate loans, on single-family, owner occupied and investor residences located within the Company’s existing southeastern United States geographic footprint.
Acquisition of Marix Servicing, LLC
     On August 25, 2010, we announced that the Company had entered into a securities purchase agreement with Marathon Asset Management, L.P., or Marathon, and an individual seller to purchase Marix Servicing LLC, or Marix, a high-touch specialty mortgage servicer. The acquisition closed on November 2, 2010. Marix, based in Phoenix, Arizona, is focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing. Marix is a Standard &Poors Select Servicer and brings relationships with each of the government sponsored entities, as well as a management team which averages over 22 years of industry experience. The acquisition of Marix will enable the Company to expand the geographic footprint it is able to consider for acquisitions of pools of loans and servicing capabilities. It will also assist the Company with the extension of field servicing into key nationwide markets by providing existing infrastructure and revenue for leverage, while offering the Company a well developed information technology platform.
Mortgage-Backed Debt Extinguishment
     During the three months ended September 30, 2010, we invested approximately $19.9 million to purchase a portion of our outstanding mortgage-backed debt through brokerage transactions. Management currently intends the purchases to be temporary investments of excess cash. The purchases, which were accounted for as a retirement of debt, resulted in a gain on mortgage-backed debt extinguishment of approximately $1.7 million. In a similar transaction on November 1, 2010, we invested approximately $14.4 million as an additional purchase of our outstanding mortgage-backed debt. This purchase, which was also accounted for as a retirement of debt, resulted in a gain on mortgage-backed debt extinguishment of approximately $2.3 million.
Regulatory Trends
Focus on Foreclosure Practices
As a result of some highly publicized deficiencies in the mortgage foreclosure processes of several large banks and loan servicers, a number of States’ Attorneys General have begun inquiries into mortgage foreclosure processes in their states and several of our competitors announced the suspension of foreclosure proceedings in certain states pending review of their procedures. We have reviewed our processes and procedures and will continue to do so with both internal personnel and third party consultants. To date, we have not received any inquiries from States’ Attorneys General and we have not identified any non-compliance with existing mortgage processing laws and regulations. We cannot be certain that lawyers and other service providers retained by the Company to process mortgage foreclosures have complied in all respects with required processes in their respective jurisdiction; however, we intend to monitor their activities going forward. It is not known at this time whether any new laws or regulations affecting the mortgage foreclosure process will be put into place by federal, state or local governmental authorities, nor is it currently possible to determine what, if any effects they may have on our business; but should such laws or regulations be enacted, they could adversely affect the Company’s results of operations. For example, changes in required processes or laws that increase the time required to foreclose may reduce the Company’s net income and could adversely affect liquidity.
Financial Reform
Certain provisions of the Dodd-Frank Act, and other proposed reforms related thereto, may impact our ability to enter into future asset-backed securities transactions, however, the effect of any such actions on the asset-backed securities market is currently uncertain. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.
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
     Although we have operated as an independent, stand-alone entity only since April 17, 2009, management believes the assumptions underlying the consolidated financial statements as of September 30, 2009 are reasonable. However, the consolidated financial statements included herein do not include all of the expenses that would have been incurred had we been a separate, stand-alone entity, although, the consolidated financial statements do include certain costs and expenses that have been allocated to us from Walter Energy. As such, the financial information does not necessarily reflect or is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what would have been reflected had we been a separate, stand-alone entity during the period presented prior to the Merger.
     Results of operations for the three and nine months ended September 30, 2010 and 2009 include the results of operations of legacy WIM.

     The results of operations of legacy Hanover are included for the three and nine months ended September 30, 2010 as well as for the period from April 17, 2009 through September 30, 2009. Since the Merger constituted a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. The combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for periods prior to the Merger.
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

Results of Operations
Revenue by Portfolio Type
     For the three and nine months ended September 30, 2010, we reported net income of $9.7 million and $26.4 million, respectively, as compared to $8.2 million and $105.3 million for the same periods, respectively, in the prior year. The main components of the change in net income for the three and nine months ended September 30, 2010 and 2009 are detailed in the following table (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Residential loans
Interest income	$8,469	$8,076	$393	$24,247	$25,576	$(1,329)
Less: Interest expense	—	—	—	—	—	—

Net interest income	8,469	8,076	393	24,247	25,576	(1,329)
Less: Provision for loan losses (1)	3,036	1,520	1,516	5,657	3,662	1,995

Net interest income after provision for loan losses	5,433	6,556	(1,123)	18,590	21,914	(3,324)

Residential loans of securitization trusts
Interest income	32,838	34,943	(2,105)	100,570	107,949	(7,379)
Interest expense	20,316	22,229	(1,913)	62,612	67,972	(5,360)

Net interest income	12,522	12,714	(192)	37,958	39,977	(2,019)
Less: Provision for loan losses (1)	198	1,181	(983)	5,567	7,001	(1,434)

Net interest income after provision for loan losses	12,324	11,533	791	32,391	32,976	(585)

Non-interest income
Premium revenue	1,778	2,025	(247)	6,636	8,086	(1,450)
Other income, net	437	1,263	(826)	2,213	2,066	147

Total	2,215	3,288	(1,073)	8,849	10,152	(1,303)

Total revenues, net	19,972	21,377	(1,405)	59,830	65,042	(5,212)

Total non-interest expenses	9,974	11,789	(1,815)	32,641	35,511	(2,870)

Income before income taxes	9,998	9,588	410	27,189	29,531	(2,342)
Income tax expense (benefit)	312	1,345	(1,033)	828	(75,725)	76,553

Net income	$9,686	$8,243	$1,443	$26,361	$105,256	$(78,895)

(1)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio that occurred in the three months ended March 31, 2010.
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

     The following table summarizes the average balance, interest and weighted average yield on residential loan assets and mortgage-backed debt for the periods indicated.

	For the Three Months Ended September 30,
	2010			2009
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Residential loans	$353,500	$8,469	9.58%	$346,778	$8,076	9.32%
Residential loans of securitization trusts	1,276,693	32,838	10.29%	1,362,263	34,943	10.26%

Total interest-earning assets	$1,630,193	$41,307	10.14%	$1,709,041	$43,019	10.07%

Liabilities
Mortgage-backed debt	$1,204,022	$20,316	6.75%	$1,305,969	$22,229	6.81%

Total interest-bearing liabilities	$1,204,022	$20,316	6.75%	$1,305,969	$22,229	6.81%

Net interest spread (1)(3)		$20,991	3.39%		$20,790	3.26%

Net interest margin (2)(3)			5.15%			4.87%

	For the Nine Months Ended September 30,
	2010			2009
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield

Assets
Residential loans	$348,848	$24,247	9.27%	$355,157	$25,576	9.60%
Residential loans of securitization trusts	1,296,104	100,570	10.35%	1,387,442	107,949	10.37%

Total interest-earning assets	$1,644,952	$124,817	10.12%	$1,742,599	$133,525	10.22%

Liabilities
Mortgage-backed debt	$1,225,545	$62,612	6.81%	$1,332,428	$67,972	6.80%

Total interest-bearing liabilities	$1,225,545	$62,612	6.81%	$1,332,428	$67,972	6.80%

Net interest spread (1)(3)		$62,205	3.31%		$65,553	3.42%

Net interest margin (2)(3)			5.04%			5.02%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing the net interest spread by total average interest-earning assets.

(3)	Annualized.

Net Interest Spread
     Net interest spread increased for the three months ended September 30, 2010 as compared to the same period in 2009, due primarily to a decrease in interest expense, lower levels of non-performing assets, and higher yields on the recently acquired residential loans, partially offset by a decrease in voluntary prepayments. The decrease in interest expense is due to lower average outstanding borrowings as a result of principal payments on the mortgage-backed debt, a $19.9 million mortgage-backed debt extinguishment combined with no new mortgage-backed debt issuances during the year. The average prepayment rate for the unencumbered portfolio was 3.5% for the three months ended September 30, 2010, as compared to 4.1% in the same period of 2009. The average prepayment rate for the securitized portfolio was 2.4% for the three months ended September 30, 2010, as compared to 3.2% in the same period of 2009.
     Net interest spread decreased for the nine months ended September 30, 2010 as compared to the same period in 2009, due primarily to declining portfolio balances as a result of principal repayments and foreclosures, a decrease in voluntary prepayments offset by decreased interest expense due to lower average outstanding borrowings as a result of principal payments on the mortgage-backed debt, a $19.9 million mortgage-backed debt extinguishment combined with no new mortgage-backed debt issuances during the year. The average prepayment rate for the unencumbered portfolio was 3.5% for the nine months ended September 30, 2010, as compared to 4.7% in the same period of 2009. The average prepayment rate for the securitized portfolio was 2.6% for the nine months ended September 30, 2010, as compared to 3.4% in the same period of 2009, respectively.
Net Interest Margin
     Net interest margin increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to lower levels of non-performing assets and lower outstanding mortgage-backed debt balances, partially offset by a decrease in prepayment speeds.
Provision for Loan Losses
     The increase in the unencumbered residential loan provision for loan losses for the three and nine months ended September 30, 2010, as compared to the same periods in 2009 was primarily due to increased frequency of default and loss severities.
     The decrease in the securitized residential loan provision for loan losses for the three and nine months ended September 30, 2010, as compared to the same periods in 2009 was primarily due to reduced frequency of default and improved loss severities.
Non-Interest Income
     The decrease in non-interest income for the three months ended September 30, 2010, as compared to the same period in 2009 was primarily due to a $0.8 million gain in September 2009 resulting from the sale of our third-party insurance agency portfolio and lower mortgage advisory services revenue.
     The decrease in non-interest income for the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to lower earned premiums from our insurance business and a $0.8 million gain in September 2009 resulting from the sale of our third-party insurance agency portfolio, partially offset by an improvement in taxes, insurance and other advances as a result of lower insurance advances and an increase in collections.
Non-Interest Expenses
     The decrease in non-interest expenses for the three months ended September 30, 2010, as compared to the same period in 2009 was primarily due to a $1.7 million gain on debt extinguishment, lower losses on REO due to improved loss severities, and a decrease in general and administrative expenses due to lower expenses related to securitization trusts, partially offset by an increase in salaries and benefits and legal and professional expenses due to growth initiatives.
     The decrease in non-interest expenses for the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to a $1.7 million gain on debt extinguishment, gains on REO due to improved loss severities, a decrease in claims expense as a result of fewer active policies and prior year claims in our insurance business, a decrease in legal and professional expenses that related primarily to the spin-off and Merger as well as no longer incurring related party corporate charges from our former parent, partially offset by an increase in salaries and benefits. Salaries and benefits increased due to additional employees to support the stand-alone company, additional stock compensation expense, as well as severance costs incurred in 2010.
Income Taxes
     The change in income taxes for the nine months ended September 30, 2010, as compared to the same period in 2009 was due to the impact of our becoming qualified as a REIT in conjunction with the spin-off from Walter Energy and Merger with Hanover. Our continued qualification as a REIT may limit our income tax expense to the activities of our TRSs.
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
     The following table shows information about the allowance for losses by portfolio for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Loan Losses	Residential Loans (1)	Allowance	Residential Loans (2)
	(in thousands)
Residential loans:
September 30, 2010	$5,388	1.49%	$4,972 (3)	1.43	%(3)4)
December 31, 2009	$3,460	1.03%	$4,317	1.23%

Residential loans of securitization trusts:
September 30, 2010	$10,893	0.86%	$11,833 (3)	0.91	%(3)(4)
December 31, 2009	$14,201	1.07%	$12,173	0.89%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans, by portfolio type, before the allowance for loan losses.

(2)	The charge-off ratio is calculated as annualized charge-offs, net of recoveries divided by average residential loans, by portfolio type, before the allowance for loan losses.

(3)	Annualized.

(4)	Excludes the impact of the REO sale from the securitized residential loan portfolio to the unencumbered residential loan portfolio in February 2010.

     The following table summarizes activity in the allowance for loan losses in our residential loan portfolios, net for the nine months ended September 30, 2010 and 2009 (in thousands):

			Residential Loans
	Residential Loans		of Securitization Trusts
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, December 31	$3,460	$3,418	$14,201	$15,551
Provision charged to income	1,291	1,174	2,651	2,938
Less: Transfers to REO	(1,367)	(1,211)	(2,609)	(3,127)
Less: Charge-offs, net of recoveries	—	(8)	(303)	(253)

Balance, March 31	3,384	3,373	13,940	15,109
Provision charged to income	1,330	968	2,718	2,882
Less: Transfers to REO	(1,390)	(874)	(3,205)	(3,016)
Less: Charge-offs, net of recoveries	(4)	(29)	(40)	(106)

Balance, June 30	3,320	3,438	13,413	14,869
Provision charged to income	3,036	1,520	198	1,181
Less: Transfers to REO	(882)	(1,370)	(2,436)	(1,327)
Less: Charge-offs, net of recoveries	(86)	(81)	(282)	(441)

Balance, September 30	$5,388	$3,507	$10,893	$14,282

Delinquency Information
     The following table presents information about delinquencies as a percent of amounts outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Principal balance outstanding (in thousands)	$401,311	$365,797	$1,385,365	$1,454,062

31-60 days	1.98%	1.98%	1.07%	1.17%
61-90 days	1.18%	1.53%	0.59%	0.54%
91 days or more	4.61%	5.84%	1.99%	2.74%

	7.77%	9.35%	3.65%	4.45%

     The following table presents information about delinquencies as a percent of the total number of loans outstanding in our residential loan portfolios:

			Residential Loans
	Residential Loans		of Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Total number of residential loans	4,379	3,703	29,146	30,502

31-60 days	1.85%	1.84%	0.88%	1.07%
61-90 days	1.03%	1.51%	0.47%	0.47%
91 days or more	4.16%	5.51%	1.59%	2.15%

	7.04%	8.86%	2.94%	3.69%

     The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	September 30,	December 31,
	2010	2009
Residential loans
Number of loans	182	204
Balance (in millions)	$18.0	$21.4
Residential loans of securitization trusts
Number of loans	464	656
Balance (in millions)	$27.5	$39.8
Total
Number of loans	646	860
Balance (in millions)	$45.5	$61.2
Portfolio Characteristics
     The weighted average original loan-to-value, or LTV, dispersion of our portfolios is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Weighted average LTV	87.00%	88.00%	89.00%	89.00%

0.00 - 70.00	3.37%	3.91%	0.92%	0.95%
70.01 - 80.00	5.74%	6.88%	1.93%	1.93%
80.01 - 90.00(1)	50.88%	43.56%	76.92%	76.90%
90.01 - 100.00	40.01%	45.65%	20.23%	20.22%

Total	100.00%	100.00%	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
     Original LTVs do not include additional value contributed by the borrower to complete the home for any loans originated by Jim Walter Homes, Inc. or WMC. This additional value typically was created by the installation and completion of wall and floor coverings, landscaping, driveways and utility connections in more recent periods.
     Current LTVs are not readily determinable given the rural geographic distribution of our portfolio which precludes us from obtaining reliable comparable sales information to utilize in valuing the collateral.
     The weighted average FICO score dispersion of the loans in our residential loan portfolios, refreshed as of December 31, 2009, is as follows:

			Residential Loans
	Residential Loans		of Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Weighted average FICO	573	566	587	583

<=600	60.81%	62.77%	53.30%	54.90%
601 - 640	12.86%	11.07%	14.17%	13.97%
641 - 680	8.50%	6.84%	9.46%	8.85%
681 - 720	4.92%	4.55%	4.76%	4.99%
721 - 760	2.24%	2.42%	2.84%	2.94%
761-800	1.91%	2.01%	2.58%	2.46%
>=801	0.59%	0.84%	1.05%	0.99%
Unknown or unavailable	8.17%	9.50%	11.84%	10.90%

Total	100.00%	100.00%	100.00%	100.00%

     Our residential loans are concentrated in the following states:

			Residential Loans
	Residential Loans		of Securitization Trusts
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Texas	37.12%	33.85%	34.33%	33.92%
Mississippi	11.55%	12.86%	16.16%	16.11%
Alabama	8.79%	10.25%	8.33%	8.31%
Louisiana	7.17%	8.00%	6.12%	6.15%
Florida	10.30%	9.38%	5.19%	5.25%
South Carolina	5.92%	6.73%	5.65%	5.63%
Other (1)	19.15%	18.93%	24.22%	24.63%

Total	100.00%	100.00%	100.00%	100.00%

(1)	Other consists of loans in 25 states, individually representing a concentration of less than 5%.
     Our residential loans outstanding as of September 30, 2010 were originated in the following periods:

		Residential Loans of Securitization
	Residential Loans	Trusts
Year 2010 Origination	4.33%	3.00%
Year 2009 Origination	5.76%	2.99%
Year 2008 Origination	32.84%	1.91%
Year 2007 Origination	52.94%	1.60%
Year 2006 Origination	2.11%	13.24%
Year 2005 Origination	0.19%	9.97%
Year 2004 Origination and earlier	1.83%	67.29%

Total	100.00%	100.00%

Real Estate Owned
     The following table presents information about foreclosed property (dollars in thousands):

			Real Estate Owned Related to the
	Real Estate Owned Related to the		Residential Loans of
	Residential Loan Portfolio		Securitization Trusts
	Units	Balance	Units	Balance
Balance, December 31, 2009	271	$21,981	760	$41,143
Foreclosures and other additions, at fair value	256	22,285	754	40,071
Purchases from the securitized residential loan portfolio	72	3,882	—	—
Sales to the residential loan portfolio	—	—	(72)	(3,882)
Sales to third parties and other dispositions	(251)	(19,482)	(795)	(40,231)
Fair value adjustment	—	(407)	—	(1,152)

Balance, September 30, 2010	348	$28,259	647	$35,949

     During February 2010, we purchased, at our discretion, 72 Mid-State Trust X, or Trust X, REO accounts in order to cure the loss trigger. We purchased these accounts for approximately $3.9 million which was the economic value of the accounts as defined by the Trust agreement. As a result of this transaction, on February 16, 2010 we received a $4.2 million release of excess overcollateralization and we continue to receive monthly cash releases from Trust X. Of the 72 REO properties, 37 have subsequently been sold with the Company providing the financing. The purchased REO accounts are now included in either the unencumbered residential loan or REO balances.
Liquidity and Capital Resources
Overview
     Our principal sources of funds are our existing cash balances, monthly principal and interest payments we receive from our unencumbered residential loan portfolio, cash releases from our securitized residential loan portfolio, proceeds from our 2009 Offering and other financing activities. An additional source of liquidity is the mortgage-backed debt that we recently purchased in the open market. We currently intend the purchases to be a temporary investment of excess cash. As needed, we may recover this liquidity by either selling the bonds or using the bonds as collateral for a repurchase facility. We generally use our liquidity for our operating costs, to make additional investments, and to make dividend payments.

     Our securitization trusts are consolidated for financial reporting purposes under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain overcollateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of September 30, 2010, total debt decreased $83.8 million as compared to December 31, 2009.
     The securitization trusts contain delinquency and loss triggers, that, if exceeded, result in any excess overcollateralization going to pay down our outstanding mortgage-backed and asset-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash flow is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of September 30, 2010, Mid-State Trust 2006-1, or Trust 2006-1,exceeded its delinquency trigger and did not provide any excess cash flow to us. The delinquency trigger for Mid-State Trust 2005-1, or Trust 2005-1, was cured during the three months ended June 30, 2010. The loss trigger for Trust X was cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would trigger a delay in cash releases.
     We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans and the proceeds from our 2009 Offering will be sufficient to meet operating needs, to invest in residential loans, to make planned capital expenditures and to pay cash dividends as required for our qualification as a REIT. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Mortgage-Backed Debt
     We have historically funded our residential loans through the securitization market. As of September 30, 2010, we had nine separate non-recourse securitization trusts where we service the underlying collateral and one non-recourse securitization trust for which we do not service the underlying collateral. These ten trusts have an aggregate of $1.2 billion of outstanding debt, collateralized by residential loans (principal balance), REO and restricted cash of $1.5 billion. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we retained the residual interests in the securitizations and significantly direct the activities of the securitization trusts, we have consolidated the securitization entities and treat the residential loans as our assets and the related mortgage-backed debt as our debt.
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
Credit Agreements
     In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements mature on April 20, 2011. As of September 30, 2010, no funds have been drawn under any of the credit agreements and we are in compliance with all covenants.

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

	Nine Months Ended
	September 30,
	2010	2009
Beginning cash and cash equivalents balance	$99.3	$1.3

Principal sources of cash:
Cash collections from the unencumbered portfolio	37.3	43.3
Cash releases from the securitized portfolio	38.7	24.6
Net cash flow from ancillary businesses	7.7	9.1

	83.7	77.0

Other sources of cash:
Cash received from Walter Energy	—	16.4
Other	0.1	2.8

Total sources of cash	83.8	96.2

Principal uses of cash:
Acquisition of REO from the securitized portfolio	(3.9)	—
Operating expenses paid	(30.4)	(37.3)

	(34.3)	(37.3)

Other uses of cash:
Dividends paid	(40.1)	(10.4)
Loan pool acquisitions	(40.7)	—
Mortgage-backed debt extinguishment	(19.9)	—
Cash paid to Walter Energy	—	(15.3)
Capital expenditures, net	0.3	(2.2)
Other	(8.2)	(8.8)

Total uses of cash	(142.9)	(74.0)

Net (uses) sources of cash	(59.1)	22.2

Ending cash and cash equivalents balance	$40.2	$23.5

     Our principal business cash flows are those associated with managing our portfolio and totaled $49.4 million for the nine months ended September 30, 2010, up $9.7 million from the nine months ended September 30, 2009, due to an increase of cash releases from our securitized portfolio of $14.1 million and a decrease of $6.9 million of cash operating expenses primarily due to lower insurance premiums and non-recurring expenses incurred in 2009 as well as $1.9 million of one-time spin-off costs incurred in the nine months ended September 30, 2009. This was partially offset by a decrease of cash collections from our unencumbered residential loan portfolio of $6.0 million primarily due to the declining balance nature of our portfolio partially offset by our recent acquisitions, a decline in the level of voluntary prepayments, and a $1.4 million decrease in cash provided by our ancillary businesses.
     Cash of $3.9 million was used to acquire REO from Trust X within the securitized residential loan portfolio. The cash utilized to acquire REO from Trust X resulted in subsequent monthly cash releases totaling $14.1 million through September 30, 2010, from Trust X with the remaining overcollateralization expected to be released in early 2011. The release of overcollateralization was a direct result of the loss trigger being cured. Once the overcollateralization from Trust X has been released and assuming that the loss trigger remains cured, Trust X cash releases will consist of servicing fees and residual cash flows, similar to our other securitization trusts.
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
     Our net other cash use totaled $108.5 million for the nine months ended September 30, 2010, up $91.0 million from the nine months ended September 30, 2009, primarily due to a $29.7 million increase in dividends paid to stockholders, the $40.7 million acquisition of loan pools, and $19.9 million used to purchase our outstanding mortgage-backed debt, partially offset by the termination of transactions with Walter Energy as a result of our spin-off.
     During the nine months ended September 30, 2010, we deployed $40.7 million of the proceeds from our 2009 Offering to purchase four pools of residential loans. We intend to invest the remainder of the proceeds from our 2009 Offering in our targeted asset classes. We expect our future sources of cash will continue to be generated from our existing residential loan portfolios, as well as from future acquisitions of residential loans and servicing revenues from Marix subsequent to the acquisition. If conditions in the securitization market improve, we may securitize in the future. Additionally, we expect that our future cash operating expenses will be relatively consistent with annualized fourth quarter 2009 actual results excluding Marix operating costs.
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Nine Months
	Ended September 30,
	2010	2009
Cash flows provided by operating activities	$28,528	$35,271
Cash flows provided by investing activities	34,026	87,380
Cash flows used in financing activities	(121,641)	(100,476)

Net increase (decrease) in cash and cash equivalents	$(59,087)	$22,175

     Operating activities. Net cash provided by operating activities was $28.5 million for the nine months ended September 30, 2010 as compared to $35.3 million for the same period in 2009. During the nine months ended September 30, 2010 and 2009, the primary sources of cash in operating activities were the income generated from our portfolio and our ancillary businesses.
     Investing activities. Net cash provided by investing activities was $34.0 million for the nine months ended September 30, 2010 as compared to $87.4 million for the same period in 2009. For the nine months ended September 30, 2010 and 2009, the primary source of cash from investing activities was provided by principal payments received on our residential loans, which was partially offset by the acquisition of pools of residential loans in the 2010 period.
     Financing activities. Net cash used in financing activities was $121.6 million for the nine months ended September 30, 2010 as compared to $100.5 million for the same period in 2009. For the nine months ended September 30, 2010 and 2009, the primary uses of cash in financing activities were principal payments on our mortgage-backed debt as well as the payment of dividends to our stockholders. Additionally, we utilized $19.9 million of cash to purchase our outstanding mortgage-backed debt.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we retained credit risk on 14 remaining mortgage securities totaling $1.5 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
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
     As of September 30, 2010, we expect to pay dividends to our stockholders of all or substantially all of our earnings in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our operating results, estimates of taxable earnings, cash flows and liquidity, maintenance of REIT qualification and such other factors as the Board of Directors deems relevant.
     On November 2, 2010, we declared a dividend of $0.50 per share on our common stock to stockholders of record on November 14, 2010 which will be paid on November 24, 2010.
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
Credit Risk
     Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of September 30, 2010 consisted of securitized residential loans with a principal balance of $1.4 billion and approximately $0.4 billion of unencumbered residential loans.
     The residential loans are predominantly credit-challenged, non-conforming loans with a weighted average LTV ratio at origination or acquisition of approximately 89% and a weighted average borrower credit score of 584. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
     The $1.5 billion of residential loans and other collateral of securitization trusts are permanently financed with $1.2 billion of mortgage-backed debt leaving us with a net credit exposure of $275.9 million, which approximates our residual interest in the securitization trusts.
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
     Our fixed-rate residential loan portfolio had $1.8 billion of unpaid principal as of September 30, 2010 and December 31, 2009, and fixed-rate mortgage-backed debt was $1.2 billion and $1.3 billion as of September 30, 2010 and December 31, 2009, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.
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
     Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from our securitized loan portfolio, cash proceeds from our 2009 Offering and other financing activities. We expect these sources of funds will be sufficient to meet our liquidity requirements.
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

	Principal Amounts Maturing and Effective Rates During Period						At September 30, 2010
							Principal
(dollars in thousands)	Q4 2010	2011	2012	2013	2014	Thereafter	Value	Book Value	Fair Value
Residential loans
Principal	$4,373	$19,590	$20,473	$19,431	$18,476	$318,968	$401,311	$355,212	$317,000

Residential loans of securitization trusts
Principal	22,970	92,923	91,383	87,549	82,970	1,007,570	1,385,365	1,256,404	1,168,000

Mortgage-backed debt
Principal	25,092	96,957	95,608	91,721	88,182	786,655	1,184,215	1,183,636	1,082,000
     Approximately 99% of residential loans have fixed interest rates. Residential loans with adjustable interest rates comprise only $7.0 million of the unencumbered loans and $18.4 million of the securitized loans. Similarly, all of our mortgage-backed debt of securitization trusts is fixed rate. The weighted average coupon is 9.1% for residential loans, 9.1% for residential loans of securitization trusts and 6.6% for mortgage-backed debt.
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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed on May 5, 2010.
     See also the item under Note 16 entitled “Other Tax Exposure”.
Item 1A. Risk Factors
     For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 2, 2010. Our risk factors have not changed materially since December 31, 2009 except for the addition of the risk factors below.
Risks Associated With Recent Adverse Developments in the Mortgage Finance and Credit Markets and the Enactment of the Dodd-Frank Act
Recent scrutiny has been placed on mortgage foreclosure processes due to some highly publicized deficiencies in such processes by others and we cannot be certain that new regulations will not be put in place which could adversely affect our performance.
As a result of some highly publicized deficiencies in the mortgage foreclosure processes of several large banks and loan servicers, a number of States’ Attorneys General have begun inquiries into mortgage foreclosure processes in their states and several of our competitors announced the suspension of foreclosure proceedings in certain states pending review of their procedures. We have reviewed our processes and procedures and will continue to do so with both internal personnel and third party consultants. To date, we have not received any inquiries from States’ Attorneys General and we have not identified any non-compliance with existing mortgage processing laws and regulations. We cannot be certain that lawyers and other service providers retained by the Company to process mortgage foreclosures have complied in all respects with required processes in their respective jurisdiction; however, we intend to monitor their activities going forward. It is not known at this time whether any new laws or regulations affecting the mortgage foreclosure process will be put into place by federal, state or local governmental authorities, nor is it currently possible to determine what, if any effects they may have on our business; but should such laws or regulations be enacted, they could adversely affect the Company’s results of operations. For example, changes in required processes or laws that increase the time required to foreclose may reduce the Company’s net income and could adversely affect liquidity.
The Dodd-Frank Act contains provisions related to asset-backed securities that may adversely impact our business
Certain provisions of the Dodd-Frank Act, and other proposed reforms related thereto, may impact our ability to enter into future asset-backed securities transactions, however, the effect of any such actions on the asset-backed securities market is currently uncertain. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.
Risks Related to Our Business
We may not realize the growth opportunities expected from our acquisition and the integration of Marix Servicing, LLC’s business with our business could prove difficult
     On November 2, 2010, the Company closed on its acquisition of 100% of the ownership interests of Marix Servicing, LLC, or Marix. At the time of the purchase, Marix was operating at a loss. While the Company plans to take actions to reduce costs and increase revenues in the business, as well as to take advantage of synergies between the Company’s operations and those of Marix, and we believe that such actions will be successful in mitigating or eliminating such losses, there can be no assurance that such measures will succeed in whole or in part or be achieved in the anticipated time frame.
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

Dated: November 3, 2010

By:	/s/ Kimberly A. Perez
Kimberly A. Perez
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 3, 2010

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(2)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(2)	By-Laws of Registrant, effective April 17, 2009.

10.1	(3)	Securities Purchase Agreement dated August 25, 2010 by and between the Registrant, Marathon Asset Management, L.P., Michael O’Hanlon and Marix Servicing, L.L.C.

10.2	(4)	Amendments to (a) Revolving Credit and Security Agreement and (b) L/C Support Agreement each dated September 23, 2010 by and between the Registrant and Walter Energy, Inc.

10.3	(5)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset back notes by and between Mid-State Capital Corporation 2006-1 Trust as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee

31.1	(5)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(5)	Certification by Kimberly A. Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(5)	Certification by Mark J. O’Brien and Kimberly A. Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2010.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.

(5)	Filed herewith