Form 10-K
period 2010-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2011-03-08
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13417
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 1100 Tampa, FL (Address of principal executive offices)	33607 (Zip Code)

(813) 421-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value per Share	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates, based on the price at which the stock was last sold as of June 30, 2010, was $420.9 million.

The registrant had 25,801,634 shares of common stock outstanding as of March 3, 2011.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT
MANAGEMENT CORP.
FORM 10-K ANNUAL
REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
INDEX

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Annual Report on Form 10-K under the caption “Risk Factors” and in our other securities filings with the Securities and Exchange Commission.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular;

•	the effects of a continued decline in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise;

•	our ability to raise capital to make suitable investments to expand our business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	risks associated with expanding our business outside of our current geographic footprint and/or expanding the scope of our business to include activities not currently undertaken by our business;

•	limitations imposed on our business due to our real estate investment trust, or REIT, status;

•	our continued qualification as a REIT for federal income tax purpose or our Board of Director’s determination that it is no longer in the best interests of the Company to continue to be qualified as a REIT;

•	financing sources and availability, and future interest expense;

•	our ability to qualify and remain qualified as a government-sponsored entity-approved servicer or component servicer, including the ability to continue to comply with the government-sponsored entities’ respective servicing guides, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government-sponsored entities;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage financing or servicing, changes to licensing requirements, and/or the rights and obligations of property owners, mortgagees and tenants; changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the status of government-sponsored entities and state, federal and foreign tax laws and accounting standards;

•	the effectiveness of risk management strategies;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against us;

•	the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us;

•	our continued listing on the NYSE Amex;

•	uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs;

•	the integration of Marix Servicing, L.L.C., or Marix, into our business, and the realization of anticipated synergies, cost savings and growth opportunities from the acquisition;

•	the ability to maintain our relationships with our existing clients, particularly those of Marix following our acquisition of that business, and to establish relationships with new clients;

•	future performance generally; and

•	other presently unidentified factors.

All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

PART I

ITEM 1.	BUSINESS

Our Company

Walter Investment Management Corp., together with its consolidated subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is an asset manager, mortgage portfolio owner and mortgage servicer specializing in less-than-prime, non-conforming and other credit-challenged mortgage assets primarily in the southeastern United States, or U.S. At December 31, 2010, we had five subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital; Walter Mortgage Company, or WMC; Walter Investment Reinsurance Co., Ltd., or WIRC; Best Insurors, Inc., or Best; and Marix Servicing LLC, or Marix. We operate as an internally managed, publicly-traded real estate investment trust, or REIT.

Our business, headquartered in Tampa, Florida, was established in 1958 as the financing business of Walter Energy, Inc., or Walter Energy, formerly known as Walter Industries, Inc., a diversified company historically operating in the natural resources, financing and homebuilding businesses. The Walter Energy financing business purchased residential loans originated by Walter Energy’s homebuilding business, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. We have continued these servicing activities since spinning off from Walter Energy in April 2009. In 2010, we began acquiring pools of residential loans from third parties. In November of 2010, we acquired Marix, a “high-touch” specialty mortgage servicer located in Phoenix, Arizona. Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements and references to “borrowers” refer collectively to borrowers under our residential mortgage loans and installment obligors under our residential retail installment agreements. Over the past 50 years, we have developed significant expertise in servicing credit-challenged residential loans through our differentiated “high-touch” approach, which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where our borrowers reside. As of December 31, 2010, we employed 349 employees and serviced approximately 34,000 individual residential loans for our owned portfolio, with a total outstanding principal balance of $1.8 billion and a net book value as of such date of $1.6 billion.

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

Following the decision to separate from Walter Energy via the spin-off, and given the nature of our business at that time, it was believed that the best way to optimize our results was for the Company to operate as a REIT. In light of timing and other hurdles to establishing a new REIT, it was determined that the most expedient way to become a REIT was to merge with an existing REIT and in furtherance of this strategy in October of 2008, Walter Energy entered into a definitive agreement to merge its financing business into Hanover Capital Mortgage Holdings, Inc., or Hanover. The merger with Hanover, or Merger, occurred immediately following the spin-off.

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

On August 25, 2010, the Company entered into a definitive agreement to acquire Marix, a high-touch specialty mortgage servicer. Marix, based in Phoenix, Arizona, is focused on default management, borrower outreach, loss mitigation, liquidation strategies and component and specialty servicing. The acquisition of Marix closed effective November 1, 2010 at which date the Marix assets acquired and the liabilities assumed were recorded at their respective fair values. The results of operations of Marix were included in the consolidated statements of income for periods subsequent to the acquisition.

We have elected and believe that we qualify to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, or Code, commencing with our taxable year ended December 31, 1997. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to continue to meet the requirements for qualification and taxation as a REIT. Notwithstanding our current qualification as a REIT, however, our charter permits our Board of Directors to revoke or otherwise terminate our REIT election and cease to operate the business as a REIT if the Board determines it is no longer in the best interests of the Company to continue to be qualified as a REIT. Thus, there can be no guarantee that we will continue to operate as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute to our stockholders. If we fail to qualify as a REIT, or if our Board terminates our REIT election in any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we have ceased to operate as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. We also will be required to pay a 100% tax on any net income on non-arms length transactions between us and our taxable REIT subsidiaries, or TRS entities.

Certain of our operations are conducted through TRS entities. A TRS is a C-corporation that has not elected REIT status, and, as such, is subject to U.S. federal income tax. We use TRS entities to conduct certain business activities that cannot be offered directly by a REIT. We also use TRS entities to hold certain residential loans.

Our primary operating entities are WMC and Marix from which we operate our residential loan servicing business. Our securitization trusts are held directly by Walter Investment or indirectly by Mid-State Capital, LLC. All of our TRSs, are held by Walter Investment Holding Company, which is itself a TRS.

Our Strategy

Our objective is to provide attractive risk-adjusted returns to our stockholders. We seek to achieve this objective through maximizing income resulting from the spread between the interest income we earn from our existing residential loan portfolio and future investments in performing, sub-performing and non-performing mortgage assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income. We believe the Marix acquisition will help us to achieve these long-term goals and will allow us to more effectively pursue fee based servicing opportunities for mortgages owned by others.

We believe that our in-depth understanding of residential real estate and real estate-related investments, coupled with our underwriting and loan servicing capabilities, will enable us to acquire assets with attractive in-place cash flows and the potential for meaningful capital appreciation over time. Our target assets are residential loans that are generally similar to those that we currently own, including loans that are secured by mortgages on owner-occupied, single-family residences with initial loan amounts below $300,000. We continue to believe that attractive investment opportunities exist in our target assets. Shifts in the mortgage market have caused us to expand our scope beyond the acquisition of whole-loans in outright purchase transactions, be it from the FDIC or private sellers, to evaluating co-investment, structured transactions, new origination and servicing opportunities, especially servicing opportunities with fee arrangements offering performance-based structures or more attractive terms than traditional servicing arrangements. We are primarily interested in pursuing opportunities that recognize the value that our high-touch servicing can add to distressed assets and that provide us with the ability to earn attractive returns.

Our senior management team has a long track record and extensive experience managing and investing in residential loans and real estate-related investments through a variety of credit cycles and market conditions. Our senior management team has an average of over 30 years of experience in real estate investing and financing, with significant experience in handling distressed, sub-performing and non-performing residential loans and real estate owned, or REO, properties, with an average tenure of approximately 14 years at our Company or our predecessor entities.

Historically, we have funded our residential loans through the securitization market. As of December 31, 2010, we had eleven separate non-recourse securitizations outstanding, with an aggregate of $1.3 billion of outstanding debt, which fund residential loans and REO with a principal balance of $1.6 billion. Approximately $0.1 billion of our residential loans were unencumbered as of December 31, 2010, while our stockholders’ equity as of such date as determined based on generally accepted accounting principles, or GAAP, was $555.5 million.

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

We may also, from time to time, utilize derivative financial instruments, including, among others, interest rate swaps, interest rate caps, and interest rate floors, to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns, finance the growth of our business and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

Regulation

Hanover Capital Securities, Inc., one of our TRSs, is a broker/dealer registered with the U.S. Securities and Exchange Commission, or SEC, and is a member of the Financial Industry Regulatory Authority, Inc.; a securities industry self-regulatory organization.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into federal law. The provisions of the Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the Securities and Exchange Commission to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the Act. The majority of the provisions of the Act do not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Act on our financial condition or results of operations.

Trade Names, Trademarks and Copyrights

The names of each of our subsidiaries are well established in the respective markets they serve. Management believes that customer recognition of such trade names is of significant importance. Our subsidiaries have several trademarks and numerous copyrights, including six trademarks that have been registered with the United States Patent and Trademark Office. Management does not believe, however, that any one such trademark or copyright is material to us as a whole.

Competition

We compete with a variety of third-party providers for servicing opportunities, as well as institutional investors for the acquisition of residential loans. These investors include other REITs, private equity firms, investment banking firms, savings banks, savings and loan associations, insurance companies, mutual funds, pension funds, banks and other financial institutions that invest in residential loans and other investment assets. Many of these third-party providers and investors are substantially larger, may have greater financial resources, access to lower costs of capital and lower overhead than we do and may focus exclusively on either servicing or acquisitions. While historically there has been a broad supply of liquid mortgage assets for companies like ours to purchase, we cannot provide assurances that we will be successful in acquiring residential loans that we deem suitable for us, because of such other investors competing for the purchase of these assets. Our plan to expand our servicing operations, as well as our acquisition program and/or enter into new business ventures will be subject to such competition.

Employees

As of December 31, 2010, we employed 349 full-time employees. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees is a party to any collective bargaining agreements.

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

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below. If any of the risks described below should occur, our business, prospects, financial condition, cash flows, liquidity, results of operations, and our ability to make cash distributions to our stockholders could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties of which we are currently unaware, or that we currently deem to be immaterial, also may become important factors that adversely impact us. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Industry

The business in which we engage is complex and heavily regulated, and changes in the regulatory environment affecting our business, including the enactment of the Federal Dodd-Frank Act, or Dodd Frank, could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business is subject to numerous federal, state and local laws and regulations, and may be subject to judicial and administrative decisions imposing various requirements and restrictions. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; fair debt collection; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with some of our customers, we also are subject to additional requirements that our customers may impose.

As an example of how unforeseen circumstances may result in regulatory or other action, which may, in turn, affect our industry, during 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in those states. At least one of those competitors announced the temporary suspension of foreclosure proceedings in all 50 states, not just judicial foreclosure states. Due in part to these announcements, regulators and attorneys general of certain states began requesting information as to the foreclosure processes and procedures of some of most mortgage servicers, including the Company. In addition, several rating agencies have made similar inquiries. We believe that inquiries directed at some of our competitors have resulted in more in-depth investigations of, and legal proceedings against such competitors, by attorneys general of certain states and the U.S. Department of Justice. Moreover, some title insurance companies have announced the suspension of the issuance of title insurance policies on properties that have been foreclosed upon by certain firms. We have reviewed our processes and procedures utilizing both internal personnel and third party consultants and, to date, have not identified any material non-compliance with existing mortgage processing laws and regulations. We expect to continue to perform such audits in the future. To date, we have received inquiries about our practices from at least one state licensing authority and two rating agencies, and we have responded to such inquiries without further inquiry. We cannot be certain, however, that lawyers and other service providers retained by the Company to process mortgage foreclosures have complied in all respects with required processes in their respective jurisdictions. It is not known at this time whether any new laws or regulations affecting the mortgage foreclosure process will be put into place by federal, state or local governmental authorities, nor is it currently possible to determine what, if any, effects they may have on our business. Should such laws or regulations be enacted, there could be an adverse affect to the Company’s results of operations.

While we are continuing to monitor these and other developments, these and other developments could result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our business. Heightened federal or state regulation and oversight of our mortgage servicing activities, increased costs and potential litigation associated with our mortgage servicing business and foreclosure related activities, could reduce the ultimate proceeds received on the resale of foreclosed properties, particularly if real estate values continue to decline.

The enactment of the Dodd-Frank Act has impacted our business and may continue to do so in ways that we cannot predict until such time as rules and regulations related thereto are enacted.

On July 21, 2010, Dodd-Frank was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, and securitization. Certain provisions of Dodd-Frank may adversely impact the operation and practices of the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. We believe that Fannie Mae and Freddie Mac hold potential for growth opportunities for our business and we are unable to determine what impact the applicable provisions of the Dodd-Frank Act may have on that potential.

Dodd-Frank also established an independent Consumer Financial Protection Bureau, or Bureau, to enforce laws involving consumer financial products and services, including mortgage finance. The Bureau is empowered with examination and enforcement authority. Dodd-Frank also establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by Dodd-Frank and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain. While we continue to evaluate all aspects of Dodd-Frank, such legislation and the regulations promulgated thereunder could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business, may increase the cost of compliance and the risks of noncompliance.

Our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years. Some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages. Further, federal legislation recently has been proposed which, among other things, also could hinder the ability of a servicer to foreclose promptly on defaulted residential loans or would permit limited assignee liability for certain violations in the residential loan origination process, and which could result in our being held responsible for violations in the residential loan origination process.

In addition, the U.S. government through the Federal Housing Administration, or FHA, the Federal Deposit Insurance Corporation, or FDIC, and the U.S. Department of Treasury, or the Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), Home Affordability Modification Program, or HAMP, and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Marix is a HAMP approved servicer and would be affected by any changes to HAMP rules. Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, Freddie Mac, or the Government National Mortgage Association, or Ginnie Mae, may adversely affect the value of, and the returns on, such residential mortgage loans and the potential growth of our business.

Furthermore, if regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. Our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition. We are unable to predict whether federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and whether any such changes could adversely affect our cost of doing business and profitability.

The Financial Reform Plan could have an adverse effect on our operations.

On June 17, 2009, the U.S. Treasury released the Obama administration’s framework for financial regulatory reform, or the Financial Reform Plan. The Reform Plan proposes a comprehensive set of legislative and regulatory reforms aimed at promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the government with the tools it needs to manage financial crises, and raising international regulatory standards and improving international cooperation. Implementation of the Financial Reform Plan, including changes to the manner in which financial institutions (including government sponsored entities, or GSEs, such as Fannie Mae and Freddie Mac), financial products, and financial markets operate and are regulated and in the accounting standards that govern them, could adversely affect our business and results of operations.

As of March 1, 2011, no legislation has been enacted, no regulations have been promulgated, and no accounting standards have been altered in response to the Financial Reform Plan that would materially effect our operations. However, we expect that the Financial Reform Plan may result in new legislation, regulation, and accounting standards in the future, possibly including legislation, regulation, or standards that go beyond the scope of, or differ materially from, the proposals set forth in the Financial Reform Plan. Any new legislation, regulation, or standards affecting financial institutions, financial products, or financial markets could subject us to greater regulatory scrutiny, make it more expensive to conduct our business, increase competition, limit our ability to expand our business, or have an adverse effect on our results of operations, possibly materially.

Difficult conditions in the mortgage and real estate markets, financial markets and the economy generally may cause us to incur losses on our portfolio or otherwise to be unsuccessful in our business strategies. A prolonged economic slowdown, recession, period of declining real estate values or sustained high unemployment could materially and adversely affect us.

The implementation of our business strategies may be materially affected by the continuation of current conditions in the mortgage and housing markets, the financial markets and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, including political unrest in the Middle East, the availability and cost of credit, the mortgage market and the real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward.

The risks associated with our current investment portfolio and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, under such conditions, our access to capital will generally be more limited, if available at all, and more expensive. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders. In addition, the aforementioned circumstance may adversely affect our third party servicing, particularly that performed by Marix, and may further adversely affect or prolong our ability to bring Marix into profitability.

Continued weakness in the mortgage and residential real estate markets may hinder our ability to acquire assets and implement our growth plans and could negatively affect our results of operations and financial condition, including causing credit and market value losses related to our holdings that could cause us to take charges and/or add to our allowance for loan losses in amounts that may be material.

The residential mortgage market in the United States has experienced significant levels of defaults, credit losses, and liquidity instability. These factors have impacted investor perception of the risks associated with the residential loans that we own and in which we intend to make further investments. Continued or increased deterioration in the residential loan market may adversely affect the performance and market value of our investments. Deterioration in home prices or the value of our portfolio could require us to take charges, or add to our allowance for loan losses, either or both of which may be material. The residential loan market also has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or will not worsen.

While limitations on financing initially was felt in the less-than-prime mortgage market, it appears that liquidity issues now also affect prime and Alt-A lending, with the curtailment of many product types. This has an adverse impact on new demand for homes, which continues to compress home ownership rates and have a negative impact on future home price performance. There is a strong correlation between home price growth rates and residential loan delinquencies. Market deterioration has caused us to expect increased credit losses related to our holdings and to sell some foreclosed real estate assets at a loss.

Risks Related to Our Business

We may not be successful in achieving our growth objectives.

Our success in achieving our growth objectives will depend on many factors, including, but not limited to, the availability of attractive risk-adjusted investment opportunities in our target assets, identifying and consummating these investments on favorable terms, our ability to access financing and capital on favorable terms and conditions in the financial markets, our ability to successfully service the loans that we acquire, and our ability to effect strategic alliances. In addition, we face substantial competition for attractive investment opportunities, significant demands on our operational, financial, accounting, information technology and telecommunications systems and legal resources, and increased costs and expenses. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or effectively manage and service any such portfolio of residential loan investments.

We cannot assure you that we will be successful in identifying and consummating sufficient investments in residential loans on attractive terms, or at all to sustain or grow our portfolio business.

As mortgages in our portfolios are paid off in the ordinary course, the assets in our portfolios run off at a rate of approximately $100 million of principal balance per year, depending upon pre-payment speeds in any given year. In order to sustain our current business we must acquire an equal amount of loans to offset the runoff; and to grow our business we must acquire more than the runoff. We have utilized the proceeds of various capital raises to acquire, and expect that we will continue to acquire, residential loans from various sources, including portfolios of mortgage loans from banks, third party originators and other owners of such assets. In 2010 we acquired approximately $100 million of loans (unpaid principle balance) from various sources. We also may participate in programs established by the U.S. government, such as the Legacy Loans Program, and liquidations by the FDIC of portfolios of mortgage loans of failed depository institutions however, there can be no assurance that, in the future, we will be able to acquire sufficient residential loans from these or any sources on attractive terms, or at all, to offset the runoff or to grow our business. In particular, there can be no assurance that we will be able to continue to raise capital to acquire loans or that such capital raises will not be dilutive to our stockholders. Moreover, there can be no assurance that the FDIC will continue to liquidate the assets of failed depository institutions on terms that may be attractive, or at all, or that we will be able to acquire any residential loans in liquidations by the FDIC. Furthermore, we may not be eligible to participate in programs established by the U.S. government or, if we are eligible, that we will be able to utilize such programs successfully or at all. To the extent that we are unable to successfully identify and consummate investments in residential loans from these and other sources, our business, financial condition and results of operations would be materially and adversely affected.

Failure to procure adequate capital and funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends to stockholders.

We depend upon the availability of adequate funding and capital for our operations and to grow our business. We generally are required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) for each tax year in order to qualify as a REIT. As a result, a limited amount of retained earnings are available to execute our growth strategies. It is possible that if we achieve anticipated growth levels and/or if significant additional opportunities to expand our business operations are presented, we may require additional funds in order to finance such growth. Additional financing for growth may not be available on favorable terms, or at all. In the future we may fund our investments through a variety of means, including additional equity issuances, as well as various forms of financing such as repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term collateralized mortgage obligations, or CMOs, and other forms of term debt, in addition to transaction or asset-specific financing arrangements. Our access to financing and capital will depend upon a number of factors over which we may have limited or no control, including:

•	general market conditions;

•	the market’s perception of our business and growth potential;

•	our current and potential future earnings and cash distributions;

•	the market price of the shares of our common stock; and

•	the market’s view of the quality of our assets.

The current weakness in the mortgage sector, and the current situation in the broader capital and credit markets, have adversely affected many potential lenders. Current market conditions have adversely affected the cost and availability of financing from many of these sources, and from individual providers, to different degrees. Some sources generally are unavailable, while others are available only at a high cost. As a result, potential lenders may be unwilling or unable to provide us with financing or may tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms if at all. These lenders could require additional collateral and other terms and costs that could increase our financing costs and reduce our profitability.

As a result of these factors, the execution of our investment strategy may be dictated by the cost and availability of funding from various sources. We may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot provide assurance that we will have access to such equity or debt capital on favorable terms at desired times, or at all, which may cause us to curtail our investment activities and which could negatively affect our financial condition and results of operations.

There may be risks associated with the growth of our business, including risks that third parties with which we contract may not perform as expected.

Our acquisition of Marix was intended, in part, to aid us in expanding our geographic scope beyond our historical southeastern U.S. footprint, as well as to broaden our business model to include the servicing of third party loans, mortgage outreach programs and other mortgage related activities that we do not currently perform. In addition, we have, and expect that we will continue to purchase, residential loans outside of our southeastern U.S. footprint, either as a targeted acquisition or as an element of a more widely dispersed portfolio that includes residential loans both inside and outside of our footprint. In expanding our field servicing into new regions, we risk being unable to retain or employ qualified personnel, and that our servicing methodologies may not be as successful in other geographic regions as they have been in the southeastern U.S. We also may contract with third party servicers to service residential loans located outside of our southeastern footprint and there can be no guarantee that these third parties will be as successful as our personnel in servicing these residential loans. In addition, we may seek to grow our business through partnerships and other joint venture arrangements with third parties, as well as through the merger with, or acquisition of, third parties that supplement or otherwise are complementary to our existing business. We also may seek to expand our business beyond its current scope, including loan origination and performance-based servicing. There can be no guarantee that we will be successful in identifying or reaching agreement with third parties or that such efforts to grow or expand the business will be successful.

We may not realize the growth opportunities expected from our acquisition and the integration of Marix’s business with our business could prove difficult.

The success of our strategies will depend, in part, on our ability to realize the growth opportunities that we believe will result from combining the core competencies of Marix’s business with our servicing operations. At the time of acquisition, Marix was operating at a significant loss. While we are making progress to reduce these losses, Marix continues to operate at a loss and it is critical to our growth strategy that Marix become profitable. In addition, a component of our growth strategy will require that we take full advantage of Marix’s servicing and technological capabilities, including its existing capacity to handle a higher volume of business. Accordingly, our ability to realize a reduction in costs, increase revenues and to realize growth opportunities, and the timing of this realization, initially will depend on our ability to integrate our operations, technologies, services, accounting and personnel with those of Marix. Even if the integration of Marix’s business with our business is successful, there can be no assurance that this integration will achieve the full benefits of the growth opportunities currently expected from this integration, or that these benefits will be achieved within the anticipated time frame unless we are able to increase the volume of business performed at Marix. In addition, although we performed due diligence on Marix prior to the acquisition, an unavoidable level of risk remains regarding the actual condition of Marix’s business. For example, we may have acquired unknown or unasserted liabilities or claims or liabilities not susceptible of discovery during our due diligence investigation that may manifest only at a later date. If we are unsuccessful in overcoming these risks, our business, financial condition and results of operations could be materially and adversely affected.

The industry in which we operate is highly competitive and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition for mortgage loan originations comes primarily from commercial banks and savings institutions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs, and may be able to participate in government programs in which we are unable to participate because our business is new to the sector or of insufficient scale. All of these factors place us at a competitive disadvantage. Several other REITs recently have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create significant competition for investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Moreover, many of our competitors operate over a larger geographic region and have a greater servicing capacity than do we which may cause prospective customers to believe that we are not able to adequately service loans outside of our historical footprint, or to service loan portfolios of a certain size. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We may leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to stockholders.

As of December 31, 2010, we had outstanding indebtedness of approximately $1.3 billion, which consisted entirely of non-recourse leverage from our securitizations entered into prior to 2007. We are not required to maintain any specific debt-to-equity ratio and our governing documents contain no limitation in the amount of debt that we may incur.

Subject to our need for additional capital and to market conditions and availability, we may incur significant debt in the future through repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements. The amount of leverage that we may use to make future investments will vary depending on our ability to obtain financing, lenders’ and rating agencies’ estimates of the stability of cash flow from our investments, and our assessment of the appropriate amount of leverage for the particular assets we are funding.

Any return on our investments and cash available for distribution to stockholders may be reduced or eliminated to the extent that changes in market conditions prevent us from leveraging our investments, require us to decrease our rate of leverage or increase the amount of collateral that we are required to provide, or increase the cost of our financing relative to the income that can be derived from the assets acquired.

Our debt service payments will reduce cash flow available for distributions to stockholders, which could adversely affect the market price of our common stock. We may not be able to meet our debt service obligations and, to the extent that we cannot, we could be subject to risks such as (i) the acceleration of such debt and any other debt subject to cross-default provisions, (ii) the loss of our ability to borrow unused amounts under any of our financing arrangements could be reduced or eliminated, and (iii) the loss of some or all of our assets to foreclosure or sale.

We may choose to use repurchase agreements, warehouse facilities, securitizations and term CMO financings or other committed forms of leverage. To the extent that we elect such financing vehicles in either the near or long-term, we may leverage certain of our assets. In such event, we will be subject to certain risks, such as (i) decreases in the value of assets funded or collateralized by these financings, which may lead to margin calls that we will have to satisfy; (and, if we do not have the funds or collateral available to satisfy such margin calls, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise), (ii) since the financing costs of such facilities typically are determined by reference to floating rates and the assets funded by the facility may be at fixed rates, net interest income will decline in periods of rising interest rates as financing costs increase while interest income remains fixed, and (iii) these facilities may have maturity dates that are shorter than the maturities of the assets funded by the facility and, if the facilities cannot be replaced or extended at their maturity, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise. The need to satisfy such margin calls or maturities, and any compression of net interest income in a period of rising interest rates, may reduce cash flow available for distribution to stockholders. Any reduction in distributions or sales of assets at inopportune times or at a loss may cause the value of our common stock to decline, in some cases, precipitously.

Certain of our existing financing facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Certain of our existing financing facilities contain restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial and asset quality tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding to be immediately due and payable and enforce their respective interests against collateral pledged under such agreements which would restrict our ability to make additional borrowings. Certain of our financing agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default. The covenants and restrictions in our financing facilities may restrict our ability to, among other things incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens, sell, lease, assign, transfer or dispose of any of our assets, business or property, and enter into transactions with affiliates.

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

We may use repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance our investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other actions, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. These financing agreements also may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.

If the market value of the loans pledged to a funding source declines in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the collateral or funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position, which would permit us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as effectively as we otherwise might choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

Our current and possible future use of term CMO and securitization financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of our current CMOs and securitizations generally provide, and those that we may sponsor in the future typically will provide, that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as over-collateralization. Our CMO and securitization terms now provide, and we anticipate that future CMO and securitization terms will provide, that, if certain delinquencies or losses exceed specified levels based on the analysis by the lenders or the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased, or may be prevented from decreasing as would otherwise be permitted, if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. Given recent volatility in the CMO and securitization market, rating agencies may depart from historic practices for CMO and securitization financings, which would make such financings more costly. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CMO and securitization financings will increase.

Our existing securitization trusts contain servicer triggers that, if exceeded, could result in a significant reduction in cash flows to us.

Our existing securitization trusts contain delinquency and loss triggers that, if exceeded, allocate any excess over-collateralization to paying down the bonds for the securitization at an accelerated pace rather than releasing the excess cash to us. One of our existing securitizations Mid-State Capital Corporation 2006-1, or Trust 2006-1, exceeded the delinquency trigger and did not provide any excess cash flow to us during 2010. As of December 31, 2010, Trust 2006-1 held mortgage loans with an outstanding principal balance of $175.4 million and a book value of $167.4 million, which collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $134.9 million.

All of our other securitization trusts have experienced some level of delinquencies and losses, and, if any of these trusts were to exceed their respective triggers or if we are unable to cure the triggers already exceeded, any excess cash flow from such trusts would not be available to us and, as a result, we may not have sufficient sources of cash to meet our operating needs or to make required REIT distributions.

Our failure to effectively service our portfolio of residential loans would materially and adversely affect us.

Most residential loans and securitizations of residential loans require a servicer to manage collections on the underlying loans. Our servicing responsibilities include providing delinquency notices when necessary, loan workouts and modifications, foreclosure proceedings, short sales, liquidations of our REO acquired as a result of foreclosures of residential loans and, to the extent loans are securitized and sold, reporting on performance to the trustee of such pooled loans. Servicer quality is of prime importance in the default performance of residential loans and both default frequency and default severity of loans may depend upon the quality of our servicing. If we are not vigilant in encouraging borrowers to make their monthly payments, borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If we take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Higher loss severity also may be caused by less successful dispositions of REO properties. Our ability to effectively service our portfolio of residential loans is critical to our success, particularly given our strategy of maximizing the value of the residential loans that we acquire through loan modification programs, differentiated servicing and other initiatives focused on keeping borrowers in their homes and, when that is not possible and foreclosure is necessary, maximizing recovery rates. Our effectiveness is tied to our “high-touch” servicing approach. In the event that we purchase residential loans outside of our southeastern U.S. footprint, whether as a targeted acquisition, as part of a widely dispersed portfolio that includes residential loans both inside and outside of our footprint, or through the expanded servicing opportunities presented by Marix, we may, among other options, expand our servicing network into such areas, contract with third party servicers to service these residential loans and/or subsequently divest such residential loans. There can be no guarantee that we will be as effective in servicing loans outside of our footprint as we have been within our footprint, or that third party servicers will be as effective as we have been.

Residential loans are subject to risks, including borrower defaults or bankruptcies, special hazard losses, declines in real estate values, delinquencies and fraud.

During the time that we hold residential loans we are subject to risks on the underlying loans from borrower defaults and bankruptcies and from special hazard losses, such as those occurring from earthquakes, hurricanes or floods that are not covered by standard hazard insurance. If a default occurs on any residential loan we hold, we may bear the risk of loss of principal to the extent of any deficiency between the value of the mortgaged property plus any payments from any insurer or guarantor, and the amount owing on the loan. Defaults on residential loans historically coincide with declines in real estate values, which are difficult to anticipate and may be dependent on local economic conditions. Increased exposure to losses on residential loans can reduce the value of our portfolio.

The lack of liquidity in our portfolio may adversely affect our business.

We have invested and may continue to invest in residential loans that are not liquid. It may be difficult or impossible to obtain third party pricing on the residential loans that we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our residential loans may make it difficult for us to sell such residential loans if the need or desire arises. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our portfolio. As a result, our ability to assess or vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems, or unsuccessful implementation of new systems, could cause delays or other problems in our servicing activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders. In addition, a component of the rationale for acquiring Marix was to access the company’s information systems. In the event that our existing operations cannot be integrated into the Marix systems, or that these systems prove to have fewer capabilities than anticipated at the time of acquisition, it may adversely affect our growth plans.

Economic conditions in Texas, Louisiana, Mississippi, Alabama and Florida may have a material impact on our profitability because we conduct a significant portion of our business in these markets.

Our residential loans currently are concentrated in the Texas, Louisiana, Mississippi, Alabama and Florida markets. As a result of the geographic concentration of residential loans in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate conditions. In the past, rates of loss and delinquency on residential loans have increased from time to time, driven primarily by weaker economic conditions in these markets. Furthermore, precarious economic conditions may hinder the ability of borrowers to repay their obligations in areas in which we conduct the majority of our business. In the event of negative economic changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be materially and adversely affected.

Natural disasters and adverse weather conditions could disrupt our business and adversely affect our results of operations, including those of our insurance business.

The climates of many of the states in which we do business and plan to continue to operate in the future, including Texas, Louisiana, Mississippi, Alabama and Florida, where we have the largest concentrations of residential loans, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in these areas have in the past, and may in the future, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio and weaken demand for homes that we may have to repossess in affected areas, which could adversely affect our results. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses that may occur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

Our insurance business also is susceptible to risks of natural disasters and adverse weather conditions. Best, an insurance subsidiary of the Company, places coverage through American Modern Insurance Group, or AMIG, which, in turn, reinsures some or all of the coverage through WIRC. WIRC has a reinsurance policy with Munich Re. This policy has a $2.5 million deductible per occurrence with an aggregate limit of $10 million per year. Multiple occurrences of natural disasters and/or adverse weather conditions will subject us to the payment of a corresponding number of deductibles of up to $2.5 million per occurrence. In addition, to the extent that insured losses exceed $10 million in the aggregate in any policy year, we will be responsible for the payment of such excess losses. Because we are dependent upon Munich Re’s ability to pay any claims on our reinsurance policy, should they fail to make any such payments, the payments would be our responsibility. In the future, reinsurance of WIRC’s exposure to AMIG may not be available, or available at affordable rates, leaving us without coverage for claims. While we currently have a $10 million facility provided by Walter Energy to cover catastrophic hurricane losses, and we have built up a trust account with cash reserves, the Walter Energy facility expires in April 2011 and is not expected to be replaced, at which point we will have increased exposure to our insurance business at such time.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. While we undertake substantial work to maintain compliance with Section 404 of Sarbanes-Oxley, and intend to continue to do so, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares of common stock. In addition, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such weaknesses or deficiencies and management may not be able to remediate same in a timely manner.

We utilize, and will continue to utilize, analytical models and data in connection with the valuation of our future investments, and any incorrect, misleading or incomplete information used in connection therewith may subject us to potential risks.

Given the complexity of our proposed future investments and strategies, we rely, and will continue to rely, on analytical models and information and data, some of which is supplied by third parties. Should our models or such data prove to be incorrect or misleading, any decision made in reliance thereon exposes us to potential risks. Some of the analytical models that we use or will be used by us are predictive in nature. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. We also use and will continue to use valuation models that rely on market data inputs. If incorrect market data is input into a valuation model, even a tested and well-respected valuation model may provide incorrect valuations and, as a result, could provide adverse actual results as compared to the predictive results.

Our success will depend, in part, on our ability to attract and retain qualified personnel.

Our success will depend, in part, on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management personnel. We cannot be assured you that we will be able to attract and retain such qualified management and other personnel. The loss of key management or other key employees, and our inability to attract such personnel, could adversely affect our ability to manage our overall operations and successfully implement our business strategy.

While we expand our business, we may not be successful in conveying the knowledge of our long-serving personnel to newly hired personnel and retaining our internal culture.

Much of our success can be attributed to the knowledge, experience, and loyalty of our key management and other personnel who have served us for many years. As we grow and expand our operations, we will need to hire new employees to implement our business strategies. It is important that the knowledge and experience of our senior management and our overall philosophies, business model, and operational standards, including our differentiated “high-touch” approach to servicing, are adequately conveyed to, and shared by, these new members of our team. At the same time, we must ensure that our hiring and retention practices serve to maintain our internal culture. If we are unable to achieve these integration objectives, our growth could come at a risk to our business model, which has been a major underlying component of our success.

We may change our investment and operational policies without stockholder consent, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification and maintaining our REIT status, acquisitions, dispositions, growth, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

We may be required to report taxable income from certain investments earlier then and possibly in excess of our realization of the economic income ultimately provided from them.

We are subject to U.S Federal tax provisions that do not fully match reportable taxable income with the timing of our receipt of economic income.

Most of our installment and mortgage notes receivable have tax basis considerably less than their principal balances as we were treated, for tax purposes only, as purchasing the assets we acquired at the spin-off at amounts less than outstanding principal. In addition, we have acquired and will acquire debt instruments in the secondary market at prices less than their outstanding principal balances. This has resulted and will result in “market discount” under tax laws that provide for complicated and sometimes non-economic income recognition schemes.

We are required to periodically recognize as taxable interest a portion of this market discount. Our method of calculating these amounts is based on a determination of our effective yield on each applicable individual obligation as if we expect to collect the outstanding principal balance in full over its stated term. No adjustment is made to take into account expected prepayments, delinquencies or foreclosures; these events are given effect as they occur. If we ultimately collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a later taxable year.

Our loss mitigation activities have and will include negotiated modifications to debt obligations as alternatives to foreclosure. Under the tax law, “significant modifications” to debt having tax basis lower than outstanding principal can and do result in taxable income in excess of realized economic income. Many of our modifications will be “significant”. We are taking steps to minimize the unfavorable effects of these tax rules; as with market discount, we may not be able to benefit from any offsetting loss deductions in a later taxable year.

These circumstances, individually or collectively, could result in (a) our retaining a portion of our taxable income in the REIT and paying income tax (rather than making cash distributions to our stockholders), (b) making taxable stock distributions to our stockholders, or (c) the Company losing its REIT qualification.

Risks Related To Our Investments

We invest in less-than-prime, non-conforming and other credit-challenged residential loans, which are subject to increased risks relative to prime loans.

Our portfolio includes, and we anticipate that we will use the net proceeds from any future capital raises to acquire, less-than-prime residential loans and sub-performing and non-performing residential loans, which are subject to increased risks of loss. Loans may be, or may become, sub-performing or non-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet debt service obligations to us. Such sub-performing or non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our senior management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of the loans. However, even if such restructuring were successfully accomplished, a risk exists that the borrowers will not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.

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

In the future, it is possible that we may find it necessary or desirable to foreclose on some of the residential loans that we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, costs or delays involved in the effectuation of a foreclosure or a liquidation of the underlying property further reduce the proceeds and thus increase costs and potential loss. Any such reductions could materially and adversely affect the value of the residential loans in which we intend to invest.

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

We invest to generate current income. To the extent the borrowers default on interest or principal payments on the residential loans in which we invest, we may not be able to realize income from our portfolio. Any income that we realize may not be sufficient to offset our expenses. Our inability to realize income from our portfolio would have a material adverse effect on our financial condition and results of operations, our ability to make distributions to stockholders and the trading price of our common stock.

Increases in interest rates could negatively affect the value of our portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to stockholders.

We have and will likely continue to invest directly in residential loans. Under a normal yield curve, an investment in these loans will decline in value if long-term interest rates increase. Declines in market value ultimately may reduce earnings or result in losses to us, which may negatively affect cash available for distribution. A significant risk associated with our portfolio is the risk that long-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of our portfolio would decline, and the duration and weighted average life of our portfolio would increase. While we plan to hold our portfolio to maturity, we could realize a loss if our portfolio were to be sold. Market values of our portfolio may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those residential loans that are subject to prepayment risk and widening of credit spreads.

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

We currently are not involved in any material hedging activities or transactions. However, we may in the future seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

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

There are seldom any restrictions on borrowers’ abilities to prepay their residential loans. Homeowners tend to prepay residential loans faster when interest rates decline. Consequently, owners of the loans must reinvest prepayment proceeds at the lower prevailing interest rates. Conversely, homeowners tend not to prepay residential loans when interest rates increase. Consequently, owners of the loans are unable to reinvest prepayment proceeds at the higher prevailing interest rates. This volatility in prepayment may result in reduced earnings or losses for us and negatively affect the cash available for distribution to you.

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

Borrower prepayment of residential loans may adversely affect our profitability. We may purchase residential loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the investment. In accordance with accounting rules, we will accrete this discount over the expected term of the investment based on our prepayment assumptions. If the investment is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate, which will extend the expected life of the portfolio and result in a lower-than-expected yield on investment purchased at a discount to par.

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

Risks Related To Our Common Stock and Funds We Raise for Investment

We may allocate the net proceeds from our recent bond offering and in other future capital raises to investments with which you may not agree.

In November, 2010, we raised approximately $134.4 million in capital through the issuance of residential mortgage backed notes. As of December 31, 2010 we had not yet identified suitable investments for $98.1 million of those funds. In the future, we may issue additional bonds, or raise capital in other ways, including by incurring debt or the registration of additional securities. We will have significant flexibility in investing any capital raised and we may make investments with which you disagree. The failure of our management to apply capital effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our financial conditions and results of operations, and could cause the value of our common stock to decline.

There is a risk that you may not receive distributions or that distributions may not grow over time.

We anticipate making distributions on a quarterly basis out of assets legally available therefore to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed; however, to the extent our Board of Directors determines that it is no longer in the Company’s best interests to remain a REIT, this practice may cease. Moreover, to the extent we do continue to distribute our REIT taxable income have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, our election to maintain our REIT status and other factors as our Board of Directors may deem relevant from time to time. Among the factors that could adversely affect our results of operations and impair our ability to pay distributions, or the amount we have to pay to our stockholders are:

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

Our Board of Directors is divided into three classes of directors. Directors of each class are elected for three-year terms upon the expiration of their current terms, and each year one class of directors will be elected by our stockholders. The terms of the directors expire in 2011, 2012 and 2013, respectively. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

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

If the market value or income potential of our residential loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets if we elect to maintain our REIT qualification or our exclusion from the Investment Company Act. Doing so may be especially difficult if the decline in real estate asset values and/or income occurs quickly. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

Our Board of Directors may revoke or terminate our REIT election which would result in the elimination of our REIT requirement to distribute substantially all of our net taxable income to our stockholders.

Our Corporate Charter permits our Board of Directors to revoke or otherwise terminate our REIT election if the Board determines that it is no longer in the best interests of the Company to continue to operate as a REIT. In the event that our Board of Directors makes such a determination we would cease to operate as a REIT and thereafter, we would no longer be required to distribute substantially all of our net taxable income to our stockholders.

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

Failure to qualify as a REIT, or if we elect to forego REIT status, would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the cash available for distribution to our stockholders.

Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have operated so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year.

If we fail to qualify or our Board of Directors chooses to terminate our REIT status in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under U.S. federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we failed to qualify.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code in order to maintain or qualification as a REIT. In addition, any TRSs we own, such as Walter Investment Holding Company, Marix Servicing LLC, Hanover Capital Partners 2, Ltd., Best Insurors, Inc. and Walter Investment Reinsurance Company, Ltd., may be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend paid could be payable in our stock through 2012. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. holders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. holder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in cash or stock until 2012, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

TRSs, such as Walter Investment Holding Company, Marix Servicing LLC, Hanover Capital Partners 2, Ltd., Best Insurors, Inc. and Walter Investment Reinsurance Company, Ltd., that we form may pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us, unless necessary to maintain our REIT qualification. We will receive distributions from TRSs which will be classified as dividend income to the extent of the earnings and profits of the distributing corporation. We may from time to time need to make such distributions in order to keep the value of our TRSs below 25% of our total assets. However, TRS dividends will generally not constitute “good” income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will be monitoring our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

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

In order to remain qualified as a REIT, we are required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P prior to the close of the taxable year. Immediately following the spin-off transaction but prior to the Merger, a special E&P distribution consisting of cash of approximately $16.0 million of cash and additional WIM equity interests was made to WIM’s interest holders. We believe that the amount of WIM’s special E&P distribution equaled or exceeded the amount of WIM’s subchapter C earnings and profits, and therefore we did not succeed to any such C corporation E&P as a result of the Merger. There are, however, substantial uncertainties relating to the determination of the amount of WIM’s E&P, including the possibility that the IRS could, in any audits for tax years through 2008, successfully assert that WIM or Walter Energy’s taxable income should be increased, which would increase WIM’s pre-Merger E&P. Thus, we might fail to satisfy the requirement that we distributed all of our subchapter C E&P. Moreover, although there are procedures available to cure a failure to distribute all of our subchapter C E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

Risks Relating to Our Relationship with Walter Energy

We may have substantial additional liability for U.S. federal income tax allegedly owed by Walter Energy.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged by any other member of the Walter Energy-controlled group for any period during which we were included in the Walter Energy-controlled group.

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

In addition, Walter Energy’s most recent public filing disclosed that the IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. WIM predecessor companies were included within Walter Energy during these years. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties; however, we have no knowledge as to the extent of the claim. In addition, Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is in its early stages Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.

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

Our executive offices and principal administrative offices are located at 3000 Bayport Drive, Suite 1100, Tampa, Florida, 33607. Our centralized servicing operations occupies approximately 41,000 square feet of leased office space in Phoenix, Arizona. In addition, our field servicing operations leases 67 smaller offices located throughout the southeastern US.

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

As discussed in Note 20 of “Notes to Consolidated Financial Statements”, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 20, 2009, following the effective date of the Merger between WIM and Hanover, our common stock commenced trading on the NYSE Amex under the symbol “WAC”. Prior to April 20, 2009, our common stock was traded on the NYSE Amex under the symbol “HCM”. As of March 3, 2011, there were 25,801,634 shares of common stock outstanding. As of March 3, 2011, there were 167 record holders of our common stock.

The following table sets forth the high and low closing sales prices for our common stock for the periods indicated. For periods prior to April 20, 2009, the information below relates to legacy Hanover. The prices indicated below account for a 50-to-1 reverse stock split effective on April 20, 2009.

	2010		2009
	High	Low	High	Low

First Quarter	$16.81	$13.56	$11.50	$5.50
Second Quarter	18.99	15.00	14.15	5.90
Third Quarter	18.00	15.58	18.13	13.01
Fourth Quarter	18.44	16.51	16.23	11.83

The following table lists the per share cash dividends declared on each share of our common stock for the periods indicated. For periods prior to April 20, 2009, the information below relates to legacy Hanover.

Cash Dividends
Declared per Share

2010
First Quarter ended March 31, 2010	$0.00
Second Quarter ended June 30, 2010	0.50
Third Quarter ended September 30, 2010	0.50
Fourth Quarter ended December 31, 2010	1.00
2009
First Quarter ended March 31, 2009	$0.00
Second Quarter ended June 30, 2009	0.00
Third Quarter ended September 30, 2009	0.50
Fourth Quarter ended December 31, 2009	1.00

Notice of Capital Gains paid to stockholders:

A portion of the dividends paid during (or attributed to) calendar year 2010 are properly treated as capital gains, as set forth below:

				2010 Total	2010	2010
Declaration	Ex-Dividend	Record	Payable	Distribution	Ordinary	Long-Term
Date	Date	Date	Date	per Share	Income	Capital Gain

4/30/2010	5/12/2010	5/14/2010	5/28/2010	$0.50	$0.457	$0.043
8/3/2010	8/11/2010	8/13/2010	8/27/2010	0.50	0.457	0.043
11/2/2010	11/9/2010	11/12/2010	11/24/2010	0.50	0.457	0.043
12/10/2010	12/21/2010	12/23/2010	1/14/2011	0.50	0.457	0.043

The Company plans to make an available election that will treat a portion of its dividends paid in 2011 as paid in 2010 for purposes of the Company’s dividends paid deduction. The amount will be taxable to the stockholders in 2011.

As long as we elect to maintain REIT status, we expect to pay dividends to our stockholders of all or substantially all of our net income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, decision to maintain REIT status and such other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Walter Investment and its predecessors. As a result of the Merger with Hanover, which for accounting purposes was treated as a reverse acquisition, the historical operations of WIM have been presented as the historical financial statements of Walter Investment.

We derived the summary historical consolidated financial information as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 from Walter Investment and its predecessors’ audited consolidated financial statements. Because our business has changed substantially due to the fact that we now conduct our business as an independent, publically traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods resented. Therefore, the historical annual results presented herein are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2010	2009		2008		2007	2006
	(In thousands, except share and per share data)

Total net interest income	$83,477	$85,646		$71,967		$80,889	$82,508
Less: Provision for loan losses	6,526	9,441		13,103		8,226	4,253

Total net interest income after provision for loan losses	76,951	76,205		58,864		72,663	78,255
Total non-interest income	14,729	12,970		9,653		10,648	10,656
Total non-interest expenses	53,335	51,557		62,981		44,518	43,162

Income before income taxes	38,345	37,618		5,536		38,793	45,749
Income tax expense (benefit)	1,277	(76,161)		3,099		14,530	17,261

Net income	$37,068	$113,779	(1)	$2,437	(2)	$24,263	$28,488

Basic income per common and common equivalent share	$1.38	$5.26		$0.12		$1.22	$1.43
Weighted average common and common equivalent shares outstanding — basic(3)	26,431,853	21,496,369		19,871,205		19,871,205	19,871,205
Diluted income per common and common equivalent share	$1.38	$5.25		$0.12		$1.22	$1.43
Weighted average common and common equivalent shares outstanding — diluted(3)	26,521,311	21,564,621		19,871,205		19,871,205	19,871,205
Cash dividends declared per common and common equivalent share	$2.00	$1.50		$0.00		$0.00	$0.00
Residential loans	$1,621,485	$1,644,346		$1,771,675		$1,829,607	$1,775,463
Total assets	$1,895,490	$1,887,674		$1,898,841		$1,977,358	$1,937,213
Total mortgage-backed debt	$1,281,555	$1,267,454		$1,372,821	(4)	$1,706,218	$1,736,706
Equity	$555,488	$568,184		$411,477		$136,401	$70,053

(1)	During the year ended December 31, 2009, the Company recorded $2.1 million of spin-off and merger-related charges, as well as a $77.1 million tax benefit largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer applicable as a result of the Company’s REIT qualification.

(2)	During the year ended December 31, 2008, the Company recorded a $17.0 million interest rate hedge ineffectiveness charge, a $12.3 million goodwill impairment charge and a $3.9 million provision for estimated hurricane insurance losses.

(3)	In accordance with the accounting standards on earnings per share, the basic and diluted earnings per share amounts have been adjusted for the years ended December 31, 2010 and 2009 to include outstanding unvested restricted stock and restricted stock units in the basic weighted average shares outstanding calculation. The basic and diluted earnings per share amounts for the years ended December 31, 2008, 2007, and 2006 were not adjusted retrospectively as these amounts reflect the shares issued on April 17, 2009, the date of the spin-off from Walter Energy.

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

Our Company

We are a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. We originate, purchase, and provide property insurance for residential loans. We also provide ancillary mortgage advisory services. At December 31, 2010, we had five wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, Walter Investment Reinsurance Company, Ltd., or WIRC, and Marix Servicing LLC, or Marix. We currently operate as an internally managed, publicly traded real estate investment trust, or REIT.

Our business, headquartered in Tampa, Florida, was established in 1958 as the financing business of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout our history, we have purchased residential loans originated by Walter Energy’s homebuilding business, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on our own behalf, and serviced these residential loans to maturity. We have continued these servicing activities since spinning off from Walter Energy in April 2009. In 2010, we began acquiring pools of residential loans from third parties. In November of 2010, we acquired Marix, a “high-touch” specialty mortgage servicer based in Phoenix, Arizona. Through out this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and installment obligors under our residential retail installment agreements. Over the past 50 years, we have developed significant expertise in servicing credit-challenged accounts through our differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where our borrowers reside. Currently, we employ 349 professionals and service over 39,000 individual residential loans for our owned portfolio and for our third-party customers.

We have historically funded our residential loans through the securitization market. In particular, we organized Mid-State Trust II, or Trust II (whose assets are pledged to Trust IV), Mid-State Trust IV, or Trust IV, Mid-State Trust VI, or Trust VI, Mid-State Trust VII, or Trust VII, Mid-State Trust VIII, or Trust VIII, Mid-State Trust X, or Trust X, Mid-State Trust XI, or Trust XI, Mid-State Capital Corporation 2004-1 Trust, or Trust 2004-1, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, and Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1, for the purpose of purchasing or originating residential loans with the net proceeds from the issuance of mortgage-backed or asset-backed notes. In November 2010, we returned to the securitization market with the organization of Mid-State Capital Trust 2010-1, or Trust 2010-1. Trust 2010-1 was organized for the purpose of leveraging a portion of our existing unencumbered residential loan portfolio. We acquired the Hanover Capital Grantor Trust from Hanover as part of the Merger. We aggregate these securitizations into one group representing the securitizations of residential loans, (collectively, the Securitization Trusts or Trusts). The beneficial interests in the Trusts are owned either directly by Walter Investment or indirectly by Mid-State Capital, LLC, or Mid-State, a wholly-owned subsidiary of Walter Investment.

Our mortgage-backed debt is non-recourse and not cross-collateralized and therefore must be satisfied exclusively from the proceeds of the residential loans and real estate owned, or REO, held in each securitization trust. As of December 31, 2010, our eleven separate securitization trusts had an aggregate of $1.3 billion of outstanding debt, which fund residential loans and REO with a carrying value of $1.6 billion. Approximately $0.1 billion of our residential loans were unencumbered at December 31, 2010. We perform the servicing function for the residential loans held within the ten securitization trusts owned by either Walter Investment or Mid-State, as well as the unencumbered residential loans.

The securitization trusts contain provisions that require that the cash payments received from the underlying residential loans be applied to reduce the principal balance of the outstanding mortgage-backed and asset-backed notes or the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to us either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of December 31, 2010, Mid-State Trust 2006-1 exceeded certain triggers and did not provide any excess cash flow to us. The delinquency rate for trigger calculations, which includes REO, was at 11.84% compared to a trigger level of 8.00%. However, this is an improvement from a level of 14.04% one year prior. The delinquency trigger for Mid-State Trust 2005-1 was exceeded in November 2009 and cured during the three months ended June 30, 2010. The loss trigger for Trust X was exceeded in October 2006 and cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.

Our objective is to provide attractive risk-adjusted returns to our stockholders. We seek to achieve this objective through maximizing income from our existing residential loan portfolio, future investments in performing, sub-performing and non-performing residential loans and the servicing of third party portfolios of residential loans.

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

Acquisition of Marix

On August 25, 2010, we entered into a definitive agreement with Marathon Asset Management, L.P., or Marathon, and an individual seller to purchase 100% of the outstanding ownership interests of Marix. The acquisition was effective as of November 1, 2010. Marix is a high-touch specialty mortgage servicer, based in Phoenix, Arizona, focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing. Marix is a significant component of our high-touch asset management and servicing platform, allowing us to expand our portfolio acquisition and revenue growth opportunities both geographically throughout the U.S. and in terms of volume.

The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability would be recognized in the earnings of that period.

The purchase price of Marix has been allocated to the tangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. The business combinations guidance requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. We obtained the assets at a bargain and recognized a gain of approximately $0.4 million recorded in other income, net in the fourth quarter of 2010.

Basis of Presentation

The consolidated financial statements reflect the historical operations of the financing business which was operated as part of Walter Energy prior to the spin-off. Under Walter Energy’s ownership, the financing business operated through separate subsidiaries. A direct ownership relationship did not exist among the legal entities prior to the contribution to WIM. The combined financial statements of WMC, Best and WIRC

(collectively representing substantially all of Walter Energy’s Financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. The combined financial statements of WMC, Best and WIRC have become WIM’s historical financial statements for periods prior to the Merger. Since the Merger constitutes a reverse acquisition for accounting purposes, the pre-acquisition consolidated financial statements of WIM are treated as the historical financial statements of Walter Investment. The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements. The results of operations for acquired companies are included from the respective date of acquisition.

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

Residential Loans and Revenue Recognition

Residential loans consist of residential mortgage loans and residential retail installment agreements originated by the Company and acquired from other originators, principally JWH, or more recently, acquired as part of a pool. Residential loans originated for or acquired from JWH are initially recorded at the discounted value of the future payments using an imputed interest rate, net of yield adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit. The Company has had minimal origination activity subsequent to May 1, 2008, when the Company ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations subsequent to May 1, 2008 relate to the financing of sales of REO properties. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition. Residential loans acquired in a pool are generally purchased at discounts to their unpaid principal balance, are recorded at their purchase price, and stated at amortized cost.

Interest income on the Company’s residential loans is a combination of the interest earned based on the outstanding principal balance of the underlying loan, the contractual terms of the mortgage loan and retail installment agreement and the amortization of yield adjustments, principally premiums and discounts. The retail installment agreement states the maximum amount to be charged to borrowers, and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Yield adjustments are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. The Company uses actual and estimated cash flows to derive an effective level yield. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums or discounts arising from the loan’s inception.

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

The Company sells REO which was foreclosed from borrowers in default of their loans or notes. Sales of REO involve the sale and, in most circumstances, the financing of both the home and related real estate. Income from the sales of REO are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment (for primary residences), frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the installment method until the borrower’s investment reaches the minimum 5%. At that time, income is recognized by the full accrual method.

Acquired loans follow the accounting guidance for loans and debt securities acquired with deteriorated credit quality, when applicable. At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess or deficit of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted or amortized into interest income over the remaining life of the loan or pool (accretable yield). These loans are reflected in the consolidated balance sheets net of these discounts.

Periodically, the Company evaluates the expected cash flows for each loan or pool of loans. An additional allowance for loan losses is recognized if it is probable the Company will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates a loan or pool of loan’s expected cash flows has significantly increased when compared to previous estimates, the prospective yield will be increased to recognize the additional income over the life of the asset.

Allowance for Loan Losses on Residential Loans

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in our residential loan portfolio as of the balance sheet date. The Company has one portfolio segment and class that consist primarily of subprime residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing the credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.

The Company reviews all residential loans for impairment and determines a residential loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the original contractual terms of the loan agreement. Factors considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company determines a specific impairment allowance generally based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.

The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management continuously evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for such losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

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

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Real Estate Owned

REO, which consists of real estate acquired in satisfaction of residential loans, is recorded at the lower of cost or estimated fair value less estimated costs to sell, based upon historical resale recovery rates and current market conditions, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in real estate owned expenses, net. Gains or losses resulting from the sale of REO are recognized in real estate owned expenses, net at the date of sale. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed fair value, whereas those relating to maintaining the property are charged to real estate owned expenses, net.

Results of Operations

2010 Summary Results of Operations

Revenue by Portfolio Type

For the years ended December 31, 2010 and 2009, we reported net income of $37.1 million and $113.8 million, respectively. The main components of the change in net income for the years ended December 31, 2010 and 2009 are detailed in the following table (in thousands):

	For the Year Ended
	December 31,		Increase/
	2010	2009	(Decrease)

Net interest income:
Interest income	$166,188	$175,372	$(9,184)
Less: Interest expense	82,711	89,726	(7,015)

Net interest income	83,477	85,646	(2,169)
Less: Provision for loan losses	6,526	9,441	(2,915)

Net interest income after provision for loan losses	76,951	76,205	746

Non-interest income
Premium revenue	9,163	10,041	(878)
Servicing revenue and fees	2,267	—	2,267
Other income, net	3,299	2,929	370

Total	14,729	12,970	1,759

Total revenues, net	91,680	89,175	2,505
Total non-interest expenses	53,335	51,557	1,778

Income before income taxes	38,345	37,618	727
Income tax expense (benefit)	1,277	(76,161)	(77,438)

Net income	$37,068	$113,779	$(76,711)

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

	For the Twelve Months Ended December 31,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Interest-bearing assets
Residential Loans	$1,649,700	$166,188	10.07%	$1,726,326	$175,372	10.16%
Interest-bearing liabilities
Mortgage-backed debt	$1,274,505	$82,711	6.49%	$1,320,138	$89,726	6.80%
Net interest spread(1)		$83,477	3.58%		$85,646	3.36%
Net interest margin(2)			5.06%			4.96%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing the net interest spread by total average interest-earning assets.

Net Interest Spread

Net interest spread of 3.58% for the year ended December 31, 2010 increased as compared to 3.36% in the same period of 2009, due primarily to a decrease in interest expense, lower levels of non-accrual assets, and higher yields on the recently acquired residential loans, partially offset by a decrease in voluntary prepayments. The decrease in interest expense is due to lower average outstanding borrowings as a result of principal payments on the mortgage-backed debt, a $36.2 million mortgage-backed debt extinguishment offset by the increase to the outstanding balance as a result of the current year securitization at a yield of 4.56%. The average prepayment rate for the portfolio was 2.3% for the year ended December 31, 2010, as compared to 3.3% in the same period of 2009.

Net Interest Margin

Net interest margin increased for the year ended December 31, 2010 as compared to the same periods in 2009 due to lower levels of non-accrual assets and lower average outstanding mortgage-backed debt balances, partially offset by a decrease in prepayment speeds.

Provision for Loan Losses

The decrease in the provision for loan losses for the year ended December 31, 2010, as compared to the same period in the previous year was primarily due to reduced frequency of default offset by a modest increase in loss severities. Additionally, as the amount of residential loans decreases and as the loans season, the credit exposure is reduced, resulting in decreasing provisions.

Non-Interest Income

The increase in non-interest income for the year ended December 31, 2010, as compared to the same period in the previous year was primarily due to servicing revenue and fees and the bargain purchase of approximately $0.4 million as a result of the acquisition of Marix in November 2010 offset by lower earned premiums from our insurance business.

Non-Interest Expenses

The increase in non-interest expenses for the year ended December 31, 2010, as compared to the same period in the previous year was primarily due to additional non-interest expenses of $3.5 million from Marix acquisition related charges and operating costs for the two month period since the acquisition date, an increase in salaries and benefits due to growth initiatives, an increase in REO expenses, net, offset by a decrease in claims expense as a result of fewer active policies and better claims experience in our insurance business, as well as gains on mortgage-backed debt extinguishment of $4.3 million. The increase in salaries and benefits due to growth initiatives was driven by the addition of employees to support the stand-alone company, additional stock compensation expense, as well as severance costs incurred in 2010.

Income Taxes

The change in income tax expense for the year ended December 31, 2010, as compared to income tax benefit for the same period in the previous year was due to the impact of our becoming qualified as a REIT in conjunction with the spin-off from Walter Energy and Merger with Hanover. Our continued qualification as a REIT may limit our income tax expense to the activities of our TRSs.

2009 Summary Results of Operations

Revenue by Portfolio Type

For the years ended December 31, 2009 and 2008, we reported net income of $113.8 million and $2.4 million, respectively. The main components of the change in net income for the years ended December 31, 2009 and 2008 are detailed in the following table (in thousands):

	For the Year Ended
	December 31,		Increase/
	2009	2008	(Decrease)

Residential loans
Interest income	$175,372	$191,063	$(15,691)
Less: Interest expense	89,726	102,115	(12,389)
Less: Interest rate hedge ineffectiveness	—	16,981	(16,981)

Net interest income	85,646	71,967	13,679
Less: Provision for loan losses	9,441	13,103	(3,662)

Net interest income after provision for loan losses	76,205	58,864	17,341

Non-interest income
Premium revenue	10,041	9,233	808
Other income, net	2,929	420	2,509

Total	12,970	9,653	3,317

Total revenues, net	89,175	68,517	20,658
Total non-interest expenses	51,557	62,981	(11,424)

Income before income taxes	37,618	5,536	32,082
Income tax expense (benefit)	(76,161)	3,099	(79,260)

Net income	$113,779	$2,437	$111,342

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

	For the Twelve Months Ended December 31,
	2009			2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Interest-bearing assets
Residential Loans	$1,726,326	$175,372	10.16%	$1,817,122	$191,063	10.51%

Interest-bearing liabilities
Mortgage-backed debt	$1,320,138	$89,726	6.80%	$1,539,520	$102,115	6.63%

Net interest spread(1)		$85,646	3.36%		$88,948	3.88%
Net interest margin(2)			4.96%			4.89%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing the net interest spread by total average interest-earning assets.

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

Net Interest Margin

Net interest margin increased for the year ended December 31, 2009, as compared to the same period in 2008. The increase is primarily the result of lower mortgage-backed debt balances as a percentage of the residential loan portfolio offset by a decrease in interest income due to lower voluntary prepayments and higher delinquencies, as well as a decrease in the average residential loan balance.

Provision for Loan Losses

The decrease in the residential loan provision for loan losses for the year ended December 31, 2009, as compared to the same period in the previous year was primarily due to an increase in the loss severity assumption for adjustable rate loans in the 2008 period and a stabilizing of loss severities for our portfolio in 2009. Additionally, as the amount of residential loans decreases and as the loans season, the credit exposure is reduced, resulting in decreasing provisions.

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

Additional Analysis of Residential Loan Portfolio

The allowance for loan losses on residential loans was $15.9 million, $17.7 million, and $19.0 million, at December 31, 2010, 2009 and 2008, respectively. The following table shows information about the allowance for loan losses for the periods presented.

			Net Losses and	Net Losses and
			Charge-offs	Charge-offs as a %
	Allowance	Allowance as a % of	Deducted from the	of Average
	for Loan Losses	Residential Loans(1)	Allowance(3)	Residential Loans(2)
	(In thousands)

December 31, 2010	$15,907	0.97%	$14,799	0.90%
December 31, 2009	$17,661	1.06%	$16,490	0.96%
December 31, 2008	$18,969	1.06%	$15,991	0.88%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(2)	The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans, before the allowance for loan losses.

(3)	Management’s calculation of the charge-off ratio incorporates an economic view which considers all costs through disposition of the REO property as a charge-off.

The following table summarizes activity in the allowance for loan losses in our residential portfolio, net for the year ended December 31, 2010 and 2009 (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Balance, December 31	$17,661	$18,969	$13,992
Provision charged to income	6,526	9,441	13,103
Less: Transfers to REO	(5,218)	(7,645)	(5,759)
Less: Charge-offs, net of recoveries	(3,062)	(3,104)	(2,367)

Balance, December 31	$15,907	$17,661	$18,969

Delinquency Information

The following table presents information about delinquencies in our residential loan portfolio:

	December 31,	December 31,
	2010	2009

Total number of residential loans outstanding	33,801	34,205
Delinquencies as a percent of number of residential loans outstanding:
31-60 days	1.12%	1.15%
61-90 days	0.39%	0.58%
91 days or more	1.99%	2.51%

	3.50%	4.24%
Principal balance of residential loans outstanding (in thousands)	$1,803,758	$1,819,859
Delinquencies as a percent of amounts outstanding
31-60 days	1.54%	1.33%
61-90 days	0.49%	0.74%
91 days or more	2.65%	3.37%

	4.68%	5.44%

The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	December 31,	December 31,
	2010	2009

Residential loans
Number of loans	672	860
Unpaid principal balance (in millions)	$47.8	$61.2

Portfolio Characteristics

The weighted average original loan-to-value, or LTV, on the loans in our residential loan portfolio is 89.00% as of both December 31, 2010 and 2009. The LTV dispersion of our portfolio is as follows:

	December 31,	December 31,
	2010	2009

0.00 — 70.00	2.03%	1.55%
70.01 — 80.00	4.14%	2.92%
80.01 — 90.00(1)	65.82%	70.19%
90.01 — 100.00	28.01%	25.34%

Total	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.

Original LTVs do not include additional value contributed by the borrower to complete the home built by JWH. This additional value typically was created by the installation and completion of wall and floor coverings, landscaping, driveways and utility connections in more recent periods.

Current LTVs are generally not readily determinable given the rural geographic distribution of our portfolio which precludes us from obtaining reliable comparable sales information to utilize in valuing the collateral.

The refreshed weighted average FICO score of the loans in our residential loan portfolio was 584 and 580 as of December 31, 2010 and 2009, respectively. The refreshed FICO dispersion of our portfolio is as follows:

	December 31,	December 31,
	2010	2009

<=600	55.11%	56.49%
601 — 640	13.71%	13.39%
641 — 680	9.25%	8.44%
681 — 720	4.86%	4.91%
721 — 760	2.77%	2.83%
761 — 800	2.37%	2.37%
>800	0.96%	0.96%
Unknown or unavailable	10.97%	10.61%

	100.00%	100.00%

Our residential loans in our owned portfolio are concentrated in the following states:

	December 31,	December 31,
	2010	2009

Texas	34.62%	33.90%
Mississippi	14.67%	15.45%
Alabama	8.23%	8.70%
Louisiana	6.24%	6.52%
Florida	6.78%	6.08%
South Carolina	5.64%	6.00%
Others	23.82%	23.35%

Total	100.00%	100.00%

Our residential loans were originated in the following periods:

	December 31,	December 31,
	2010	2009

Year 2010 Origination	4.07%	—
Year 2009 Origination	3.39%	3.28%
Year 2008 Origination	8.42%	7.48%
Year 2007 Origination	14.25%	12.99%
Year 2006 Origination	10.93%	11.86%
Year 2005 Origination	7.69%	8.56%
Year 2004 Origination and earlier	51.25%	55.83%

Total	100.00%	100.00%

Real Estate Owned

The following table presents information about foreclosed property (dollars in thousands):

	Units	Balance

Balance as of December 31, 2007	660	$36,407
Foreclosures and other additions, at fair value	1,176	67,055
Financed Sales	(800)	(40,683)
Cash sales to third parties and other dispositions	(212)	(12,203)
Fair value adjustment	—	(2,378)

Balance as of December 31, 2008	824	$48,198

Foreclosures and other additions, at fair value	1,393	79,879
Financed Sales	(1,012)	(52,472)
Cash sales to third parties and other dispositions	(174)	(11,263)
Fair value adjustment	—	(1,218)

Balance as of December 31, 2009	1,031	$63,124

Foreclosures and other additions, at fair value	1,329	80,675
Financed Sales	(1,210)	(68,334)
Cash sales to third parties and other dispositions	(109)	(7,007)
Fair value adjustment	—	(829)

Balance as of December 31, 2010	1,041	$67,629

Liquidity and Capital Resources

Overview

Our principal sources of funds are our existing cash balances, monthly principal and interest payments we receive from our unencumbered residential loan portfolio, cash releases from our securitized residential loan portfolio, proceeds from our 2009 secondary offering and 2010 securitization, as well as other financing activities. An additional source of liquidity is the mortgage-backed debt that we recently purchased in the open market. We currently intend the purchases to be a temporary investment of excess cash. As needed, we may recover this liquidity by either selling the bonds or using the bonds as collateral for a repurchase facility. We generally use our liquidity for our operating costs, to make additional investments, and to make dividend payments.

Our securitization trusts are consolidated for financial reporting under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain over-collateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of December 31, 2010, total debt increased $14.1 million as compared to December 31, 2009 due to the current year securitization offset by current year repayments.

The securitization trusts contain delinquency and loss triggers, that, if exceeded, allocate any excess over-collateralization to paying down the outstanding mortgage-backed debt for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the over-collateralization targets have been met, any excess cash is released to us. As of December 31, 2010, Mid-State Trust 2006-1 exceeded certain triggers and did not provide any excess cash flow to us. The delinquency rate for trigger calculations, which includes REO, was at 11.84% compared to a trigger level of 8.00%. However, this is an improvement from a level of 14.04% one year prior. The delinquency trigger for Mid-State Trust 2005-1 was exceeded in November 2009 and cured during the three months ended June 30, 2010. The loss trigger for Trust X was exceeded in October 2006 and cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.

We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans and the proceeds from our secondary offering and recent securitization will be sufficient to meet operating needs, to invest in residential loans, to make planned capital expenditures, to make all required principal and interest payments on mortgage-backed debt of the Trusts, for general corporate purposes and to pay cash dividends as required for our qualification as a REIT. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.

Mortgage-Backed Debt and Warehouse Facilities

We have historically funded our residential loans through the securitization market. As of December 31, 2010, we had ten separate non-recourse securitization trusts where we service the underlying collateral and one non-recourse securitization for which we do not service the underlying collateral. These eleven trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by residential loans and REO with a principal balance of $1.6 billion. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we have the power to direct the activities that most significantly impact the economic performance of the securitization trusts and our investment in the subordinate debt, if any, and residual interests provide us with the obligation to absorb losses or the right to receive benefits that are significant, we have consolidated the securitization entities and treat the residential loans as our assets and the related mortgage-backed debt as our debt.

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

At the beginning of the second quarter of 2008, we were a borrower under warehouse facilities, providing $350 million of temporary financing to us for our purchase and/or origination of residential loans. On April 30, 2008, we repaid all outstanding borrowings and terminated the warehouse facilities using funds provided by Walter Energy.

Credit Agreements

In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements mature on April 20, 2011. As of December 31, 2010, no funds have been drawn under any of the credit agreements and we are in compliance with all covenants.

See Note 15 of “Notes to Consolidated Financial Statements” for further information regarding the Agreements.

Statements of Cash Flows

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Year Ended
	December 31,
	2010	2009

Cash flows provided by operating activities	$21,891	$18,962
Cash flows provided by investing activities	32,566	123,369
Cash flows used in financing activities	(39,391)	(44,364)

Net increase in cash and cash equivalents	$15,066	$97,967

Cash balances outstanding were $114.4 million and $99.3 million at December 31, 2010 and 2009, respectively.

Net cash provided by operating activities increased $2.9 million for the year ended December 31, 2010, as compared to the same period in 2009. During the year ended December 31, 2010 and 2009, the primary sources in operating activities were the income generated from our portfolio and ancillary businesses.

Net cash provided by investing activities decreased $90.8 million for the year ended December 31, 2010, as compared to the same period in 2009. The decrease was primarily due to $73.7 million used to purchase residential loans, an $18.2 million decrease in principal payments received on residential loans due to a decline in the overall portfolio balance, lower levels of voluntary prepayments and increased delinquencies, offset by an increase in cash acquired through acquisitions of $0.9 million.

Net cash used in financing activities decreased $5.0 million for the year ended December 31, 2010, as compared to the same period in 2009. The decrease was primarily due to an increase in capital raised year-over-year with $134.4 million raised from our securitization and $76.8 million raised in 2009 from our secondary offering. The increase in cash raised via capital activities was offset by an increase to total payments on mortgage-backed debt including the early extinguishment of debt, as well as an increase in dividends paid to stockholders.

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the Year Ended
	December 31,
	2009	2008

Cash flows provided by operating activities	$18,962	$(6,436)
Cash flows provided by investing activities	123,369	179,768
Cash flows used in financing activities	(44,364)	(175,135)

Net increase (decrease) in cash and cash equivalents	$97,967	$(1,803)

Cash balances outstanding were $99.3 million and $1.3 million at December 31, 2009 and 2008, respectively.

Net cash provided by operating activities increased $25.4 million for the year ended December 31, 2009, as compared to the same period in 2008 and is primarily due to higher earnings from operations.

Net cash provided by investing activities decreased $56.4 million for the year ended December 31, 2009, as compared to the same period in 2008. The decrease was primarily due to a $31.0 million decrease in principal payments received on residential loans due to a decline in the overall portfolio balance, lower levels of voluntary prepayments and increased delinquencies, $2.0 million of capital expenditures, as well as $5.9 million of cash transferred to, and held as, restricted cash in an insurance trust account. The remaining decrease in investing cash flows, year over year, primarily relates to a decrease in the restricted cash balances during 2008 due to the termination of the warehouse facilities.

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

Sources and Uses of Cash

One of the financial metrics on which we focus is our sources and uses of cash. As a supplement to the Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K, we provide the table below which sets forth, for the periods indicated, our sources and uses of cash (in millions). The cash balance at the beginning and ending of each period of 2010 and 2009 are GAAP amounts and the sources and uses of cash are organized in a manner consistent with how management monitors the cash flows of our business. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows for the respective periods. The table excludes the gross cash flows generated by our securitization trusts as those amounts are generally not available to us. The table does include the cash releases distributed to us as a result of our investment in the residual interests of the securitization trusts.

	Year Ended
	December 31,
	2010	2009

Beginning cash and cash equivalents balance	$99.3	$1.3
Principal sources of cash:
Cash collections from the unencumbered portfolio	47.5	54.7
Cash releases from the securitized portfolio	44.7	32.1
Cash flow from ancillary business revenue	12.3	14.6

	104.5	101.4
Other sources of cash:
Proceeds from securitization, net	131.2	—
Proceeds from equity offering, net	—	76.8
Walter Energy	—	10.6
Sale of trading securities	—	2.4
Other	—	0.9

Total sources of cash	235.7	192.1
Principal uses of cash:
Claims paid	(3.6)	(3.8)
Operating expenses paid	(41.6)	(45.4)
Servicing advances, net	(7.3)	(3.1)

	(52.5)	(52.3)
Other uses of cash:
Whole loan purchases	(73.7)	—
Dividends paid	(53.5)	(39.6)
Trust bond repurchases	(36.2)	—
Capital expenditures, net	0.3	(2.2)
Other	(5.0)	0.0

Total uses of cash	(220.6)	(94.1)

Net sources of cash	15.1	98.0

Ending cash and cash equivalents balance	$114.4	$99.3

Our principal business cash flows are those associated with managing our portfolio and totaled $52.0 million for the year ended December 31, 2010, up $2.9 million from the year ended December 31, 2009, due to an increase of cash releases from our securitized portfolio of $12.6 million and a decrease of $3.8 million of cash operating expenses primarily due to lower insurance premiums and non-recurring expenses incurred in 2009 as well as $2.1 million of one-time spin-off costs incurred in the year ended December 31, 2009. This was partially offset by a decrease of cash collections from our unencumbered residential loan portfolio of $7.2 million primarily due to the declining balance nature of our portfolio partially offset by our recent acquisitions, an increase in servicing advances of $4.2 million, and a $2.3 million decrease in cash provided by our ancillary businesses.

Cash of $3.9 million was used to acquire REO from Trust X within the securitized residential loan portfolio. The cash utilized to acquire REO from Trust X resulted in subsequent monthly cash releases totaling $13.2 million through December 31, 2010, from Trust X with the remaining overcollateralization expected to be released in early 2011. The release of overcollateralization was a direct result of the loss trigger being cured. Once the overcollateralization from Trust X has been released and assuming that the loss trigger remains cured, Trust X cash releases will consist of servicing fees and residual cash flows, similar to our other securitization trusts.

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

Our net other cash use totaled $220.6 million for the year ended December 31, 2010, up $126.5 million from the year ended December 31, 2009, primarily due to a $13.9 million increase in dividends paid to stockholders, the $73.7 million acquisition of loan pools, and $36.2 million used to purchase our outstanding mortgage-backed debt, partially offset by the termination of transactions with Walter Energy as a result of our spin-off.

During the year ended December 31, 2010, we deployed the proceeds from our 2009 Offering to purchase pools of residential loans. We also raised $131.2 million as a result of the securitization that closed during November 2010. We expect our future sources of cash will continue to be generated from our existing residential loan portfolios, as well as from future acquisitions of residential loans and servicing revenues from Marix subsequent to the acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2010, we retained credit risk on 14 remaining mortgage securities totaling $1.5 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

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

Dividends

As long as we elect to maintain REIT status, we are required to have declared dividends amounting to at least 90% of our net taxable income (excluding net capital gain) for each year by the time our U.S. federal tax return is filed. Therefore, a REIT generally passes through substantially all of its earnings to stockholders without paying U.S. federal income tax at the corporate level.

As of December 31, 2010, we expect to pay dividends to our stockholders of all or substantially all of our net income in each year to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, election to maintain our REIT status and such other factors as the Board of Directors deems relevant.

On December 15, 2010, we declared a dividend of $0.50 per share on our common stock which was paid on January 14, 2011 to stockholders of record on December 23, 2010.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in thousands)

Mortgage-backed debt(1)(2)	$96,009	$101,490	$102,556	$98,554	$91,880	$791,866	$1,282,355
Operating leases	1,943	1,552	743	660	671	225	5,794
Other purchase commitments	67,273	—	—	—	—	—	67,273

Total	$165,225	$103,042	$103,299	$99,214	$92,551	$792,091	$1,355,422

(1)	The table above excludes future cash payments related to interest expense. Interest payments during 2010 total $81.6 million. Interest is calculated on our debt obligations based on fixed rates.

(2)	Represents the expected maturities for mortgage-backed debt as of December 31, 2010 based on the expected cash inflows related to the securitized residential loans.

See Note 10 to the Consolidated Financial Statements for further information about our mortgage-backed debt.

Operating lease obligations include (i) leases for our principal operating location in Tampa, Florida; (ii) leases for our centralized servicing operations in Phoenix, Arizona, and (iii) other smaller field servicing operations located in the southeastern US. See Note 21 to the Consolidated Financial Statements for further information about our operating lease and purchase commitments.

As of December 31, 2010, we had commitments to purchase pools of residential loans amounting to $67.3 million.

Recently Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2010 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent that adoption of new accounting standards materially affect our financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of December 31, 2010 consisted of securitized residential loans with a principal balance of $1.7 billion and approximately $0.1 billion of unencumbered residential loans.

The residential loans are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 89% and average refreshed borrower credit score of 584. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The $1.6 billion carrying value of residential loans and other collateral of securitization trusts are permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $284.5 million, which approximates our residual interest in the securitization trusts.

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

Our fixed-rate residential loan portfolio had $1.8 billion and $1.8 billion of unpaid principal as of December 31, 2010 and 2009, respectively and fixed-rate mortgage-backed debt was $1.3 billion and $1.3 billion as of December 31, 2010 and 2009, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.

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

Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from the securitized portfolio and cash proceeds from the issuance of our equity and other financing activities. We believe these sources of funds will be sufficient for our liquidity requirements.

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

Inflation Risk

Virtually all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors influence our performance far more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair market value without considering inflation.

Effect of Governmental Initiatives on Market Risks

As a result of ongoing challenges facing the United States economy, new laws and regulations have been and may continue to be proposed that impact the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted and signed into law. The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products, including provisions addressing mortgage reform as well as provisions affecting corporate governance and executive compensation at all publicly-traded companies. The Act also requires securitizers of asset-backed securities to retain an economic interest (generally 5%) in the credit risk of the securitized asset. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to our Company or the financial services industry. See Item 1A, “Risk Factors” for a more comprehensive description of our Regulatory and Market Risks.

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

							At December 31, 2010
	Principal Amounts Maturing and Effective Rates During Period						Principal
	2011	2012	2013	2014	2015	Thereafter	Value	Book Value	Fair Value
	(Dollars in thousands)

Residential loans
Principal	$112,694	$109,056	$117,242	$116,732	$110,025	$1,238,009	$1,803,758	$1,621,485	$1,566,000
Interest rate	9.04%	9.04%	9.04%	9.04%	9.04%	9.04%
Mortgage-backed debt
Principal	$96,009	$101,490	$102,556	$98,554	$91,880	$791,866	$1,282,355	$1,281,555	$1,235,000

Approximately 98% of residential loans have fixed interest rates. Residential loans with adjustable interest rates comprise only $35.2 million as of December 31, 2010. Similarly, all of our mortgage-backed debt of securitization trusts is fixed rate. The weighted average coupon is 9.0% for residential loans and 6.4% for mortgage-backed debt.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. This assessment excluded our acquisition of Marix Servicing LLC, a wholly owned subsidiary, which was effective on November 1, 2010, whose financial statement amounts constitute $14.7 million and $6.7 million of net and total assets, respectively, $1.8 million of total revenue, net and $(0.5) million of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of
Walter Investment Management Corp.

We have audited Walter Investment Management Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Investment Management Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Marix Servicing LLC, which is included in the 2010 consolidated financial statements of Walter Investment Management Corp. and constituted $14.7 million and $6.7 million of total and net assets, respectively, as of December 31, 2010 and $1.8 million and $(.5) million of non-interest income and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Walter Investment Management Corp. also did not include an evaluation of the internal control over financial reporting of Marix Servicing LLC.

In our opinion, Walter Investment Management Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 8, 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2011.

WALTER INVESTMENT MANAGEMENT CORP.

By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2011

/s/ Steven R. Berrard Steven R. Berrard	Director	March 8, 2011

/s/ Ellyn L. Brown Ellyn L. Brown	Director	March 8, 2011

/s/ Denmar J. Dixon Denmar J. Dixon	Vice Chairman and Executive Vice President	March 8, 2011

/s/ William J. Meurer William J. Meurer	Director	March 8, 2011

/s/ Shannon E. Smith Shannon E. Smith	Director	March 8, 2011

/s/ Michael T. Tokarz Michael T. Tokarz	Director	March 8, 2011

/s/ Kimberly A. Perez Kimberly A. Perez	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2011

INDEX TO EXHIBITS

Exhibit
No		Notes	Description

2.1		(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.
2.2		(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC
2.3		(26)	Securities Purchase Agreement by and between Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and the Registrant dated August 25, 2010
3.1		(4)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.
3.2		(3)	By-Laws of Registrant, effective April 17, 2009.
4.1		(6)	Specimen Common Stock Certificate of Registrant
4.2		(4)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust I, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.
4.3		(4)	Discharge Agreement, by and among Registrant, Hanover Statutory Trust I, The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A.) as trustee, dated April 17, 2009.
4.4		(4)	Joint Direction and Release, by and among Registrant, Hanover Statutory Trust II, and Wilmington Trust Company, as trustee, dated April 17, 2009.
4.5		(4)	Discharge Agreement, by and among Registrant., Hanover Statutory Trust II, Wilmington Trust Company, as trustee, dated April 17, 2009.
10.1		(2)	1999 Equity Incentive Plan
10.2		(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan
10.3		(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan
10.4		(1)	Software License Agreement, dated as of September 30, 2008, between Registrant and JWH Holding Company, LLC.
10.5		(4)	Assignment and Assumption of Software License Agreement, by and among Registrant, JWH Holding Company, LLC, and Walter Investment Management LLC, dated April 17, 2009.
10.6		(4)	Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.
10.7		(11)	Amendment No. 1 dated February 16, 2010 to Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.
10	.7.1	(30)	Amendment No. 2 dated June 23, 2010 to Revolving Credit Agreement between Registrant, as borrower, Regions Bank, as syndication agent, SunTrust Bank, as administrative agent, and the additional lenders thereto, dated as of April 20, 2009.
10.8		(4)	Subsidiary Guaranty Agreement by and among Registrant, each of the subsidiaries listed on Schedule I thereto, SunTrust Bank as administrative agent, and the additional lenders thereto, dated April 20, 2009.
10.9		(4)	Revolving Credit Agreement and Security Agreement, between Registrant as borrower, and Walter Industries, Inc. as lender, dated as of April 20, 2009.
10.10		(4)	L/C Support Agreement among Registrant and certain of its subsidiaries and Walter Industries, Inc., dated April 20, 2009.
10.11		(4)	Trademark License Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

Exhibit
No		Notes	Description

10.12		(4)	Transition Services Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.
10.13		(4)	Tax Separation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.
10.14		(4)	Joint Litigation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009
10.15		(8)	The 2009 Long Term Incentive Award Plan of Walter Investment Management Corp.
10	.16.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Mark J. O’Brien
10	.16.2	(24)	Form of Executive RSU Award Agreement of Mark J. O’Brien
10.17		(9)	Executive RSU Award Agreement of Mark J. O’Brien
10	.17.1	(9)	Form of Non-Qualified Option Award Agreement of Mark J. O’Brien dated January 4, 2010
10	.18.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Charles E. Cauthen
10	.18.2	(24)	Form of Executive RSU Award Agreement of Charles E. Cauthen
10.19		(9)	Form of Executive RSU Award Agreement of Charles E. Cauthen dated January 4, 2010
10	.19.1	(9)	Form of Non-Qualified Option Award Agreement of Charles E. Cauthen dated January 4, 2010
10	.20.1	(5)	Agreement dated as of December 23, 2008, between JWH Holding Company, L.L.C. and Kimberley Ann Perez
10	.20.2	(9)	Form of Executive RSU Award Agreement of Kimberly A. Perez dated January 4, 2010
10	.20.3	(9)	Form of Non-Qualified Option Award Agreement of Kimberly A. Perez dated January 4, 2010
10.21		(24)	Form of Director Award Agreement
10	.22.1	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.
10	.22.2	(16)	Indemnity Agreements dated July 1, 2004 between the Registrant and the following: John A. Burchett, John A. Clymer, Joseph J. Freeman, Roberta M. Graffeo, Douglas L. Jacobs, Harold F. McElraft, Richard J. Martinelli, Joyce S. Mizerak, Saiyid T. Naqvi, George J. Ostendorf, John N. Rees, David K. Steel, James F. Stone, James C. Strickler, and Irma N. Tavares
10	.22.3	(17)	Indemnity Agreement between Registrant and Harold F. McElraft, dated as of April 14, 2005
10	.22.4	(18)	Indemnity Agreement between Registrant and Suzette Berrios, dated as of November 28, 2005
10.23		(7)	Office Sublease dated between Registrant and Municipal Mortgage and Equity, L.L.C
10	.23.1	(19)	Office Lease Agreement, dated as of March 1, 1994, between Metroplex Associates and Registrant, as amended by the First Modification and Extension of Lease Amendment dated as of February 28, 1997
10	.23.2	(20)	Second Modification and Extension of Lease Agreement dated April 22, 2002 between Metroplex Associates and Registrant
10	.23.3	(20)	Third Modification of Lease Agreement dated May 8, 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation
10	.23.4	(20)	Fourth Modification of Lease Agreement dated November 2002 between Metroplex Associates and Hanover Capital Mortgage Corporation

Exhibit
No		Notes	Description

10	.23.5	(21)	Fifth Modification of Lease Agreement dated October 9, 2003 between Metroplex Associates and Hanover Capital Partners Ltd.
10	.23.6	(22)	Sixth Modification of Lease Agreement dated August 3, 2005 between Metroplex Associates and HanoverTrade Inc.
10	.23.7	(23)	Seventh Modification of Lease Agreement dated December 16, 2005 between Metroplex Associates and Hanover Capital Partners 2, Ltd.
10.24		(10)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010
10.25		(28)	Separation and General Release Between the Registrant and John A. Burchett
10	.26.1	(14)	Amended and Restated Employment Agreement of Irma N. Tavares, effective as of July 1, 2007
10	.26.2	(15)	Second Amended and Restated Employment Agreement dated as of September 30, 2008 between Registrant and Irma N. Tavares.
10	.26.3	(1)	Amendment to the Second Amended and Restated Employment Agreement, entered into February 12, 2009 between Registrant and Irma N. Tavares
10.27		(32)	Employment Agreement between the Registrant and Rick Smith dated December 28, 2010
10.28		(32)	Office Lease by and between NBS Pinnacle 1925/2001 LLC and Marix Servicing. LLC dated June 13, 2007
10.29		(9)	Form of Executive RSU Award Agreement between the Registrant and Stuart D. Boyd dated January 4, 2010
10	.29.1	(29)	Form of Executive RSU Award Agreement between the Registrant and Del Pulido dated January 4, 2010
10	.29.2	(29)	Non-Qualified Option Award Agreement between the Registrant and Stuart D. Boyd dated January 4, 2010
10.30		(29)	Non-Qualified Option Award Agreement between the Registrant and Del Pulido dated January 4, 2010
10.31		(25)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010
10.32		(25)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010
10.33		(25)	Nonqualified Option Award Agreement of Denmar Dixon dated January 22, 2010
10.35		(29)	Amended and Restated Employment Agreement between the Registrant and Mark O’Brien dated March 15, 2010
10.36		(29)	Amended and Restated Employment Agreement between the Registrant and Charles Cauthen dated March 15, 2010
10.37		(29)	Amended and Restated Employment Agreement between the Registrant and Kimberly Perez dated March 15, 2010
10.38		(32)	Employment Agreement between the Registrant and Stuart D. Boyd dated April 28, 2010
10.39		(27)	Amendment to Revolving Credit Agreement by and between the Registrant and Walter Energy, Inc. dated September 23, 2010
10.40		(27)	Amendment to L/C Support Agreement by and between the Registrant and Walter Energy, Inc. dated September 23, 2010
10.41		(7)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard
10.42		(31)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset backed notes between Mid-State Capital Corporation 2006-1 as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee
14		(24)	Code of Conduct

Exhibit
No	Notes	Description

21	(32)	Subsidiaries of the Registrant
23.1	(32)	Consent of Ernst & Young LLP
31.1	(32)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(32)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(32)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.
(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.
(5)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 6, 2009.
(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009
(8)	Incorporate by reference to the Exhibits to the Registrant’s Registration Statement on form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.
(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2010.
(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.
(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2009.
(13)	Incorporate by reference to the Exhibits to the Registrant’s Registration Statement on form S-11, Registration No. 333-162067, as filed with the Securities and Exchange Commission on September 22, 2009.
(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.
(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2008.
(16)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.
(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.
(18)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.

Note	Notes to Exhibit Index

(19)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-11, Registration No. 333-29261, as amended, which became effective under the Securities Act of 1933, as amended, on September 15, 1997.
(20)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.
(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 24, 2004.
(22)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.
(23)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2010.
(27)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(28)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 2, 2010.
(29)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 5, 2010.
(30)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 9, 2010.
(31)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 3, 2010.
(32)	Filed herewith

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Page

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Financial Statements as of December 31, 2010 and 2009 and for the Years Ended December 31, 2010, 2009 and 2008:
Balance Sheets	F-3
Statements of Income	F-4
Statements of Stockholders’ Equity and Comprehensive Income	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of
Walter Investment Management Corp.

We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 8, 2011

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Cash and cash equivalents	$114,352	$99,286
Restricted cash and cash equivalents	52,289	51,654
Receivables, net	2,643	3,052
Servicing advances and receivables, net	11,223	—
Residential loans, net of allowance for loan losses of $15,907 and $17,661, respectively	1,621,485	1,644,346
Subordinate security	1,820	1,801
Real estate owned	67,629	63,124
Deferred debt issuance costs	19,424	18,450
Deferred income tax asset, net	221	—
Other assets	4,404	5,961

Total assets	$1,895,490	$1,887,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$33,556	$29,860
Dividend payable	13,431	13,248
Deferred income tax liabilities, net	—	173
Mortgage-backed debt	1,281,555	1,267,454
Servicing advance facility	3,254	—
Accrued interest	8,206	8,755

Total liabilities	1,340,002	1,319,490

Commitments and contingencies (Note 21)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at December 31, 2010 and 2009, respectively	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,785,693 and 25,642,889 shares at December 31, 2010 and 2009, respectively	258	256
Additional paid-in capital	127,143	122,552
Retained earnings	426,836	443,433
Accumulated other comprehensive income	1,251	1,943

Total stockholders’ equity	555,488	568,184

Total liabilities and stockholders’ equity	$1,895,490	$1,887,674

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, or securitization trusts, which are included in the Consolidated Balance Sheet above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated securitization trusts. The liabilities in the table below include third-party liabilities of the consolidated securitization trusts only, and for which, creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2010	2009
	(In thousands)

ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash	$42,859	$42,691
Residential loans, net of allowance for loan losses of $15,217 and $14,201, respectively	1,527,830	1,310,710
Real estate owned	38,234	41,143
Deferred debt issuance costs	19,424	18,450

Total assets	$1,628,347	$1,412,994

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Accounts payable and other accrued liabilities	$387	$556
Mortgage-backed debt	1,281,555	1,267,454
Accrued interest	8,206	8,755

Total liabilities and stockholders’ equity	$1,290,148	$1,276,765

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Net interest income:
Interest income	$166,188	$175,372	$191,063
Less: Interest expense	82,711	89,726	102,115
Less: Interest rate hedge ineffectiveness	—	—	16,981

Total net interest income	83,477	85,646	71,967
Less: Provision for loan losses	6,526	9,441	13,103

Total net interest income after provision for loan losses	76,951	76,205	58,864

Non-interest income:
Premium revenue	9,163	10,041	9,233
Servicing revenue and fees	2,267	—	—
Other income, net	3,299	2,929	420

Total non-interest income	14,729	12,970	9,653

Non-interest expenses:
Claims expense	2,319	4,483	5,180
Salaries and benefits	27,495	20,568	15,934
Legal and professional	3,830	4,166	1,249
Occupancy	1,490	1,364	1,509
Technology and communication	2,955	2,980	1,404
Depreciation and amortization	383	436	416
General and administrative	12,602	10,966	9,811
Gain on mortgage-backed debt extinguishment	(4,258)	—	—
Real estate owned expenses, net	6,519	5,741	7,865
Related party — allocated corporate charges	—	853	3,469
Goodwill impairment charges	—	—	12,291
Provision for estimated hurricane insurance losses	—	—	3,853

Total non-interest expenses	53,335	51,557	62,981

Income before income taxes	38,345	37,618	5,536
Income tax expense (benefit)	1,277	(76,161)	3,099

Net income	$37,068	$113,779	$2,437

Basic earnings per common and common equivalent share	$1.38	$5.26	$0.12
Diluted earnings per common and common equivalent share	$1.38	$5.25	$0.12
Total dividends declared per common and common equivalent share	$2.00	$1.50	$—
Weighted average common and common equivalent shares outstanding — basic	26,431,853	21,496,369	19,871,205
Weighted average common and common equivalent shares outstanding — diluted	26,521,311	21,564,621	19,871,205

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

							Accumulated
		Member Unit/		Additional			Other	Receivable
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive	from Walter
	Total	Shares	Amount	Capital	Income	Earnings	Income (Loss)	Energy
	(In thousands, except share data)

Balance at December 31, 2007	$136,401	—	$—	$68,396		$681,519	$(3,830)	$(609,684)
Comprehensive income:
Net income	2,437				$2,437	2,437
Other comprehensive income (loss), net of tax:
Change in postretirement benefit plans, net of $69 tax effect	(106)				(106)		(106)
Net amortization of realized gain on hedges, net of $137 tax effect	(258)				(258)		(258)
Net recognized loss on hedges, net of $3,329 tax effect	6,130				6,130		6,130

Comprehensive income					$8,203

Effects of changing the plan measurement date pursuant to FASB Statement 158:
Service cost and interest cost for October 1, 2007 — December 31, 2007, net of $92 tax effect	171					171
Amortization of actuarial gain and prior service cost for October 1, 2007 — December 31, 2007, net of $102 tax effect	(189)						(189)
Net activity with Walter Energy, Inc.	265,917			(17,077)				282,994
Share-based compensation	974			974

Balance at December 31, 2008	411,477	—	—	52,293		684,127	1,747	(326,690)
Comprehensive income:
Net income	113,779				$113,779	113,779
Other comprehensive income (loss), net of tax:
Change in postretirement (loss) plans, net of $502 tax effect	(41)				(41)		(41)
Net unrealized gain on subordinate security, net of $0 tax effect	189				189		189
Net amortization of realized gain on closed hedges, net of $347 tax effect	48				48		48

Comprehensive income					$113,975

Net activity with Walter Energy, Inc.	19,914			(5,172)		(301,604)		326,690
Consummation of spin-off and Merger	(2,508)	19,871,205	199	(2,707)
Share-based compensation	1,352			1,352
Dividends to Walter Investment Management LLC interest-holders	(16,000)					(16,000)
Dividends and dividend equivalents declared	(36,869)					(36,869)
Issuance of restricted stock	—	15,390	—	—
Shares issued upon exercise of stock options	54	6,456	—	54
Cancellation of common stock	—	(162)	—	—
Secondary offering, net of issuance costs	76,789	5,750,000	57	76,732

Balance at December 31, 2009	568,184	25,642,889	256	122,552		443,433	1,943	—
Comprehensive income:
Net income	37,068				$37,068	37,068
Other comprehensive income (loss), net of tax:
Change in postretirement (loss) plans, net of $52 tax effect	(431)				(431)		(431)
Net unrealized gain on subordinate security, net of $0 tax effect	19				19		19
Net amortization of realized gain on closed hedges, net of $0 tax effect	(280)				(280)		(280)

Comprehensive income					$36,376

Share-based compensation	3,763			3,763
Shares issued upon exercise of stock options and vesting of RSUs	1,094	161,800	2	1,092
Repurchase and cancellation of common stock	(264)	(18,996)	—	(264)
Dividends and dividend equivalents declared	(53,665)					(53,665)

Balance at December 31, 2010	$555,488	25,785,693	$258	$127,143		$426,836	$1,251	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income	$37,068	$113,779	$2,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,410	7,277	11,122
Recovery of charged-off servicing advances	(2,518)	—	—
Amortization of residential loan discount to interest income	(13,493)	(14,965)	(18,334)
Depreciation and amortization	383	436	416
Loss on disposal of fixed assets	918	—	—
Gain on bargain purchase	(423)	—	—
Gain on mortgage-backed debt extinguishment	(4,258)	—	—
(Gains) losses on real estate owned, net	(3,490)	(1,567)	1,454
Proceeds from sale of mortgage securities classified as trading	—	2,387	—
Benefit from deferred income taxes	(374)	(81,749)	(7,777)
Amortization of deferred debt issuance costs to interest expense	1,084	1,204	1,845
Share-based compensation	3,763	1,352	974
Goodwill impairment charges	—	—	12,291
Other	(450)	(550)	(258)
Decrease (increase) in assets, net of effect of acquisitions:
Receivables	(145)	(3,108)	(3,802)
Servicing advances and receivables, net	(1,835)	—	—
Other	1,940	(770)	(649)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable and other accrued liabilities	(140)	(3,799)	(3,919)
Accrued interest	(549)	(965)	(2,236)

Cash flows provided by (used in) operating activities	21,891	18,962	(6,436)

Investing activities:
Purchases of residential loans	(73,650)	—	—
Principal payments received on residential loans	99,235	117,388	148,432
Cash proceeds from sales of real estate owned, net	4,758	10,048	11,370
Additions to property and equipment, net	340	(2,176)	42
(Increase) decrease in restricted cash and cash equivalents	198	(2,665)	19,924
Acquisition of business, net of cash acquired	1,685	774	—

Cash flows provided by investing activities	32,566	123,369	179,768

Financing activities:
Issuance of mortgage-backed debt	134,355	—	25,000
Payments on mortgage-backed debt	(79,670)	(108,169)	(358,459)
Mortgage-backed debt extinguishment	(36,152)	—	—
Servicing advance facility, net	(2,760)	—	—
Net activity with Walter Energy	—	26,583	158,324
Dividends to Walter Investment Management LLC interest-holders	—	(16,000)	—
Dividends and dividend equivalents paid	(53,482)	(23,621)	—
Shares issued upon exercise of stock options and vesting of RSUs	1,094	54	—
Repurchase and cancellation of common stock	(264)	—	—
Secondary offering, net of issuance costs	—	76,789	—
Debt issuance costs paid	(2,512)	—	—

Cash flows used in financing activities	(39,391)	(44,364)	(175,135)

Net increase (decrease) in cash and cash equivalents	15,066	97,967	(1,803)
Cash and cash equivalents at beginning of year	99,286	1,319	3,122

Cash and cash equivalents at end of year	$114,352	$99,286	$1,319

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$81,587	$89,480	$119,600
Cash paid for income taxes	$1,291	$5,551	$12,443
Supplemental Disclosure of Non-Cash Investing & Financing Activities:
Real estate owned acquired through foreclosure	$78,653	$79,640	$67,220
Residential loans originated to finance the sale of real estate owned	$73,038	$56,301	$42,345
Residential loans acquired with warehouse proceeds and/or advances from Walter Energy	$—	$2,504	$107,593
Dividends to Walter Energy	$—	$306,458	$17,077
Dividends and dividend equivalents declared, not yet paid	$13,431	$13,248	$—
Consummation of reverse acquisition with Hanover	$—	$2,186	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. The Company originates, purchases, and provides property insurance for residential loans. The Company also provides ancillary mortgage advisory services. At December 31, 2010, the Company had five wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, Walter Investment Reinsurance Company, Ltd., or WIRC, and Marix Servicing LLC, or Marix.

The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. The Company has continued these servicing activities since spinning off from Walter Energy in 2009. In 2010, the Company began acquiring pools of residential loans. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of December 31, 2010, the Company serviced approximately 34,000 individual residential loans for its owned portfolio and approximately 5,500 for other investors.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and installment obligors under our residential retail installment agreements.

The Spin-off from Walter Energy

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

The Merger with Hanover Capital

On September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge WIM with Hanover Capital Mortgage Holdings, Inc., or Hanover, which agreement was amended and restated on February 17, 2009. On April 17, 2009, Hanover completed the transactions, or the Merger, contemplated by the Second Amended and Restated Agreement and Plan of Merger (as amended on April 17, 2009, or the Merger Agreement) by and among Hanover, Walter Energy, WIM, and JWH Holding Company, LLC, or JWHHC. The Merger constitutes a reverse acquisition for accounting purposes. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment Management Corporation.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merged business, together with its consolidated subsidiaries, was renamed Walter Investment Management Corp. on April 17, 2009 and is referred to herein as “Walter Investment” or the “Company”. See Note 3 for further information.

The Acquisition of Marix Servicing, LLC

On August 25, 2010, the Company entered into a definitive agreement with Marathon Asset Management, L.P., or Marathon, and an individual seller to purchase 100% of the outstanding ownership interests of Marix. The acquisition was effective as of November 1, 2010. See Note 4 for further information.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of Walter Investment, its wholly owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for acquired companies are included from the respective date of acquisition.

General corporate expenses incurred prior to April 17, 2009 and reported in the 2008 and 2009 financial statements contain allocations of operating costs between WIM and its former parent, Walter Energy. The costs include risk management, executive salaries, and other centralized business functions and were allocated to Walter Energy’s subsidiaries based on estimated annual revenues. Such costs were recorded in the caption ‘related party-allocated corporate charges’ in the accompanying statements of income and were $0.9 million and $3.5 million for the years ended December 31, 2009 and 2008, respectively. Certain costs incurred by Walter Energy that were considered directly related to WIM were charged to WIM and recorded in the caption ‘general and administrative’ in the accompanying statements of income. These costs approximated $0.1 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively. Management believes these allocations are made on a reasonable basis; however, the financial statements included herein may not necessarily reflect Walter Investment’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had WIM operated as a stand-alone entity prior to April 17, 2009.

Principles of Consolidation

The Company has historically funded its residential loans through the securitization market. In particular, the Company organized Mid-State Trust II, or Trust II (whose assets are pledged to Trust IV), Mid-State Trust IV, or Trust IV, Mid-State Trust VI, or Trust VI, Mid-State Trust VII, or Trust VII, Mid-State Trust VIII, or Trust VIII, Mid-State Trust X, or Trust X, Mid-State Trust XI, or Trust XI, Mid-State Capital Corporation 2004-1 Trust, or Trust 2004-1, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, and Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1, for the purpose of purchasing residential loans from JWH with the net proceeds from the issuance of mortgage-backed or asset-backed notes. Mid-State Capital Trust 2010-1, or Trust 2010-1 was organized for the purpose of leveraging a portion of the Company’s existing unencumbered residential loan portfolio. The Company acquired the Hanover Capital Grantor Trust from Hanover as part of the Merger. The Company has aggregated these securitizations into one group representing the securitizations of residential loans, (collectively, the Securitization Trusts or Trusts). The beneficial interests in the Trusts are owned either directly by Walter Investment, or indirectly by Mid-State Capital, LLC, or Mid-State, a wholly-owned subsidiary of Walter Investment.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates each securitization trust for classification as a VIE at the date of initial involvement with the securitization trust. When a securitization trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company includes the securitization trust in the Company’s consolidated financial statements. This is evidenced by the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company takes into account all of its involvement with the VIE identifying the implicit or explicit variable interests that individually or in the aggregate could be significant enough to warrant the designation as the primary beneficiary. The Company consolidates all of its VIEs. The Company reassesses whether it is the primary beneficiary on a continuous basis and whether the securitization trusts are VIEs upon certain events that affect the securitization trust’s equity investment at risk or upon certain changes in the securitization trust’s activities. See Note 7 for additional information.

Reclassifications

In order to provide comparability between periods presented, certain immaterial amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. The Company reclassified certain real estate owned, or REO, expenses from provision for loan losses to real estate owned expenses, net on the consolidated statements of income. Additionally, the Company reclassified certain servicing advance related provision amounts from other income to premium revenue and general and administrative expenses.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure and relate to the allowance for loan losses, valuation of residential loans, REO, and mortgage-backed debt. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and cash equivalents, and residential loans.

The Company maintains cash and cash equivalents with federally insured financial institutions and at times these balances may exceed insurable amounts. Concentrations of credit risk with respect to residential loans are limited due to the large number of customers and their dispersion across many geographic areas. However, of the gross amount of residential loans, 35%, 15%, 8%, 6%, 7% and 6% are secured by homes located in the states of Texas, Mississippi, Alabama, Louisiana, Florida and South Carolina, respectively, at December 31, 2010 and 34%, 15%, 9%, 7%, 6% and 6%, respectively, at December 31, 2009. As of December 31, 2010 and 2009, the Company did not have a material amount of negative amortizing loans, teaser rate loans or interest-only loans.

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

Restricted cash and cash equivalents

Restricted cash and cash equivalents relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 7), which are available only to pay expenses and principal and interest on indebtedness of the securitization trusts. Restricted cash equivalents at December 31, 2010 and 2009 include short-term deposits in FDIC-insured accounts and compensating balances. Restricted cash equivalents also include $5.9 million at December 31, 2010 and 2009, respectively held in an insurance trust account. The insurance trust account, which secures payments under the Company’s reinsurance agreements, replaced a $5.9 million letter of credit canceled by the Company in June 2009. The funds in the insurance trust account include investments in money market funds. As part of the Marix acquisition, the Company is required to maintain cash investments in support of letters of credit issued by third party banks in connection with certain Marix servicing and lease contracts in the amount of $0.8 million at December 31, 2010.

Residential Loans and Revenue Recognition

Residential loans consist of residential mortgage loans and residential retail installment agreements originated by the Company and acquired from other originators, principally JWH, or more recently, acquired as part of a pool. Residential loans originated for or acquired from JWH are initially recorded at the discounted value of the future payments using an imputed interest rate, net of yield adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represents the estimated prevailing market rate of interest for credit of similar terms issued to borrowers with similar credit. The Company has had minimal origination activity subsequent to May 1, 2008, when the Company ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations subsequent to May 1, 2008 relate to the financing of sales of REO properties. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition. Residential loans acquired in a pool are generally purchased at discounts to their unpaid principal balance, are recorded at their purchase price, and stated at amortized cost.

Interest income on the Company’s residential loans is a combination of the interest earned based on the outstanding principal balance of the underlying loan, the contractual terms of the mortgage loan and retail installment agreement and the amortization of yield adjustments, principally premiums and discounts. The retail installment agreement states the maximum amount to be charged to borrowers, and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Yield adjustments are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. The Company uses actual and estimated cash flows to derive an effective level yield. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums or discounts arising from the loan’s inception.

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

The Company sells REO which was foreclosed from borrowers in default of their loans or notes. Sales of REO involve the sale and, in most circumstances, the financing of both the home and related real estate. Revenues from the sales of REO are recognized by the full accrual method where appropriate. However, the requirement for a minimum 5% initial cash investment (for primary residences), frequently is not met. When this is the case, losses are immediately recognized, and gains are deferred and recognized by the installment method until the borrower’s investment reaches the minimum 5%. At that time, revenue is recognized by the full accrual method.

Acquired loans follow the accounting guidance for loans and debt securities acquired with deteriorated credit quality, when applicable. At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess or deficit of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted or amortized into interest income over the remaining life of the loan or pool (accretable yield). These loans are reflected in the consolidated balance sheets net of these discounts.

Periodically, the Company evaluates the expected cash flows for each loan or pool of loans. An additional allowance for loan losses is recognized if it is probable the Company will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates a loan or pool of loan’s expected cash flows has significantly increased when compared to previous estimates, the prospective yield will be increased to recognize the additional income over the life of the asset.

Allowance for Loan Losses on Residential Loans

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in our residential loan portfolio as of the balance sheet date. The Company has one portfolio segment and class that consist primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing the credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.

The Company reviews all residential loans for impairment and determines a residential loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the original contractual terms of the loan agreement. Factors considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company determines a specific impairment allowance generally based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.

The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management continuously evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for such losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

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

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Real Estate Owned

REO, which consists of real estate acquired in satisfaction of residential loans, is recorded at the lower of cost or estimated fair value less estimated costs to sell, based upon historical resale recovery rates and current market conditions, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in real estate owned expenses, net. Gains or losses resulting from the sale of REO are recognized in real estate owned expenses, net at the date of sale. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed fair value, whereas those relating to maintaining the property are charged to real estate owned expenses, net.

Servicing Revenue and Fees

As a result of the Marix acquisition, the Company earns fees for servicing mortgage loans for third party investors as defined by the respective servicing agreements. Incentive fees are recognized in the final period in which required performance, by the mortgagor, is completed. In addition, under typical servicing contracts, the Company retains all or a portion of late fees and other ancillary fees paid by borrowers and earns certain customary market-based fees such as boarding and de-boarding fees, reperforming fees and modification fees, as well as interest on funds on deposit in custodial or escrow accounts.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company receives a monthly base per loan fee and is entitled to incentive compensation from several mortgage insurance companies for providing servicing activities such as initiating loss mitigation proceedings, accepting loss mitigation work-out calls, identifying mortgagor’s interest in resolution of delinquency and updating mortgagors’ information on behalf of the mortgage insurance companies.

Servicing Advances

In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company routinely advances for the principal and interest portion of delinquent mortgage payments to investors prior to the collection from borrowers provided that the Company determines these advances are recoverable from either the borrower or the liquidation of the property. In addition, the Company is required under certain servicing contracts to ensure that property taxes and insurance premiums are paid and to process foreclosures. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, proceeds from liquidation of the property, from investors, or the securitization trusts as it relates to the owned residential loan portfolio, to the extent other sources are insufficient. Most of the Company’s servicing agreements provide that servicing advances made under the respective agreements have a priority over all other cash payments from the proceeds of the residential loan, and in the majority of cases, the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.

The Company establishes an allowance on servicing advances based on an analysis of the underlying loans. The allowance reflects an amount, which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the historical loss experience. During the fourth quarter of 2010, the Company performed an analysis of the historical collection rates for the servicing advances related to the Company’s owned residential loan portfolio which resulted in a change to the estimate of the allowance for uncollectible advances. The effect of this change in estimate was to increase servicing advances and receivables, net balances by approximately $2.5 million, with a corresponding increase to premium revenue and general and administrative expenses. The change in estimate increased net income by $2.5 million and net income per both basic and diluted share by $0.09 for the year ended December 31, 2010.

Custodial Accounts

In connection with its servicing activities, the Company has a fiduciary responsibility for servicing accounts related to borrower escrow funds and custodial funds due to investors, aggregating approximately $24.0 million as of December 31, 2010. These funds are maintained in segregated bank accounts, which do not represent assets and liabilities of the Company, and accordingly, are not reflected in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and are recorded within other assets. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets. Gains and losses upon disposition are reflected in the statements of income in the period of disposition. Maintenance and repair costs are charged to expense as incurred.

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

In 2008, the Company recorded a charge of $12.3 million for the impairment of goodwill. As a result of further deterioration in the less-than-prime mortgage markets, the Company analyzed its goodwill for potential impairment. The fair value was determined using a discounted cash flow approach which indicated that the carrying value exceeded the fair value and that there was no implied value of goodwill. The discount rate of interest used to determine both the fair value of the reporting unit and the implied value of goodwill was a contributing factor in this impairment charge. The continued increase in perceived risk in the financial services markets resulted in a significant increase in the discount rate applied to the projected future cash flows, as compared to the discount rate applied to similar analyses performed in previous periods. As a result of this write-off, the Company no longer has any goodwill on its balance sheet.

Mortgage-Backed Debt

The Company’s mortgage-backed debt is carried at amortized cost. Deferred debt issuance costs represent debt issue costs related to the mortgage-backed debt of the securitization trusts. These costs and discounts, if any, are amortized into interest expense over the life of the securitization trusts using the interest method.

Hedging Activities

The Company has, in the past, entered into interest rate hedge agreements designed to reduce the risk of rising interest rates on the forecasted amount of securitization debt to be issued to finance residential loans. Changes in the fair value of interest rate hedge agreements that were designated and effective as hedges were recorded in accumulated other comprehensive income (loss), or AOCI. Deferred gains or losses from settled hedges determined to be effective have been reclassified from AOCI to interest expense in the statement of income in the same period as the underlying transactions were recorded and are recognized in the caption ‘interest expense’. Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item. Changes in the fair value of interest rate hedge agreements that are not effective are immediately recorded in the statement of income. There were no hedges outstanding as of December 31, 2010 and 2009, respectively.

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

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the liability for unpaid claims and claim adjustment expenses for the years ended December 31 (in thousands):

	2010	2009	2008

Gross liability, beginning of year	$1,015	$2,906	$1,510
Less: Reinsurance recoverables	—	—	(79)

Net liability, beginning of year	1,015	2,906	1,431
Incurred losses related to:
Current year	2,748	4,801	8,759
Prior years	(429)	(318)	(236)

Total incurred	2,319	4,483	8,523
Paid related to:
Current year	2,292	4,136	6,593
Prior years	586	2,238	648
Less: Reinsurance recoveries	—	—	(193)

Total Paid	2,878	6,374	7,048
Net liability, end of year	456	1,015	2,906
Plus: Reinsurance recoverables	—	—	—

Gross liability, end of year	$456	$1,015	$2,906

Reported claims liability	$206	$365	$1,505
Incurred but not reported claims liability	250	650	1,401

Gross liability, end of year	$456	$1,015	$2,906

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or Code, and the corresponding provisions of state law. To qualify as a REIT the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the timeframe set forth in the Code and also meet certain other requirements.

The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company classifies interest and penalties on uncertain tax positions as general and administrative expenses in its consolidated statements of income.

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

Litigation and Investigations

The Company is involved in litigation, investigations and claims arising out of the normal conduct of its business. The Company estimates and accrues liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements and assessments by internal counsel of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

Notwithstanding the foregoing, WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified. The allegations arise from a claim that WMC breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. The Company believes the case to be without merit and is vigorously pursuing the defense of the claim.

As discussed in Note 20, Walter Energy is in dispute with the Internal Revenue Service, or IRS, on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement, as discussed in Note 16, between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

Recently Adopted Accounting Guidance

Receivables

In July 2010, the FASB updated the accounting standards to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses, including disclosures regarding credit quality indicators, past due information, and modification of financing receivables. The guidance related to disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on or after December 15, 2010. The guidance related to disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. The

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of this guidance, except for the activity-related disclosures which are required to be adopted in 2011, is included in Note 7.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the Consolidation guidance to modify certain characteristics that identify a VIE, revise the criteria for determining the primary beneficiary of a VIE, add and additional reconsideration event to determining whether an entity is a VIE, eliminate troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

Transfers and Servicing

In June 2009, the FASB issued new accounting guidance concerning the accounting for transfers of financial assets which amends the existing derecognition accounting and disclosure guidance. The guidance eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether the QSPE must be consolidated in accordance with the accounting guidance concerning variable interest entities. The guidance was effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB updated the accounting standards to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of levels 1 and 2 fair value measurements and to describe the reasons for the transfers and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the roll forward of fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure for fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s disclosures. See Note 5 for the additional required disclosures. The portion of the accounting update that the Company has not yet adopted is not expected to have a material impact on the Company’s disclosures.

Subsequent Events

In May 2009, the FASB issued guidelines on subsequent event accounting to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. Other than the elimination of the requirement to disclose the date through which management has performed its evaluation of subsequent events (Note 23), the adoption of these guidelines had no impact on the Company’s consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

In April 2010, the FASB updated the accounting standards to clarify that modifications of acquired loans that are accounted for within a pool would not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The guidance was effective for modifications of acquired loans exhibiting characteristics of credit impairment at the time of acquisition that are accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this guidance on December 31, 2010 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance

In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma financial disclosures, in the event that comparative financial statements are presented the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding, comparative year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Business Separation from Walter Energy and Merger with Hanover

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

4.	Acquisition of Marix Servicing, LLC

On August 25, 2010, the Company signed a securities purchase agreement to acquire Marix from Marathon and an individual seller. Effective November 1, 2010, the Company completed its acquisition of a 100% interest in Marix. Marix is a high-touch specialty mortgage servicer, based in Phoenix, Arizona, focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing. Marix becomes a significant component of the Company’s high-touch asset management and servicing platform, allowing it to expand its portfolio acquisition and revenue growth opportunities both geographically throughout the U.S. and in terms of volume.

The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments of $2.1 million. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability will be recognized in the earnings of that period.

The fair value of the estimated earn-out liability is based on the present value of the expected future payments to be made to the seller of Marix in accordance with the provisions outlined in the purchase agreement. In determining fair value, Marix’s future performance is estimated using financial projections developed by management. The expected future payments are estimated on the basis of the earn-out formula specified in the purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

The preliminary purchase price of Marix has been allocated to the tangible assets acquired and liabilities assumed based on management’s estimates of their current fair values. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. The business combinations guidance requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. The Company obtained the net assets at a bargain and recognized a gain of approximately $0.4 million recorded in other income, net in the fourth quarter of 2010. Adjustments may be recorded during the measurement period to the preliminary purchase price, the assets acquired or liabilities assumed as additional information becomes known.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated as of November 1, 2010 as follows (in thousands):

Cash	$1,685
Restricted cash	833
Receivables	163
Servicing advances and receivables, net	6,870
Other assets	2,024
Accounts payable and accrued expenses	(5,138)
Servicing advance facility and related liabilities	(6,014)

Bargain purchase recognized	$423

The amounts of revenue and net loss of Marix included in the Company’s consolidated statement of income from the acquisition date to December 31, 2010 are as follows (in thousands):

For the Period
November 1, 2010
to December 31, 2010

Total revenue	$1,813
Net loss	$(529)

The following unaudited pro forma information assumes that the acquisition of Marix occurred on January 1, 2008. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which management believes are reasonable but are not necessarily indicative of the consolidated financial position or results of income had the acquisition of Marix occurred on January 1, 2008, nor of future results of income.

The unaudited pro forma results for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Total revenue	$98,666	$95,750	$70,630
Net income (loss)	$31,420	$107,079	$(5,915)

5.	Fair Value

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

The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities.

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

Items Measured at Fair Value on a Recurring Basis

The subordinate security is measured in the consolidated financial statements at fair value on a recurring basis in accordance with the accounting guidance concerning debt and equity securities and is categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	As of December 31,
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Subordinate security
2010	$—	$—	$1,820	$1,820

Total	$—	$—	$1,820	$1,820

2009	$—	$—	$1,801	$1,801

Total	$—	$—	$1,801	$1,801

The subordinate security, acquired as part of the Merger, consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted average coupon rate of 9.5% and a weighted average maturity of 18.7 years. The subordinate security has an overcollateralization level of 9.9% with a 1.2% annual loss rate.

To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model include the following:

•	Yield: 18.5%

•	Probability of default: 2.1%

•	Loss severity: 76.7%

•	Prepayment: 3.1%

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

As of and for
the Year Ended
December 31,
2010

Beginning balance	$1,801
Principal reductions	—
Total gains (losses):
Included in net income	—
Included in other comprehensive income	19
Purchases, sales, issuances and settlements, net	—
Transfer into or out of Level 3 category	—

$1,820

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Items Measured at Fair Value on a Non-Recurring Basis

At the time a residential loan becomes REO, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustment at the time the loan becomes REO is charged to the allowance for loan losses. Subsequent declines in value, as well as gains and losses on the sale of REO, are reported in real estate owned expenses, net in the consolidated statements of income.

Carrying values, and the corresponding fair value adjustments during the period, for assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment

December 31, 2010	$67,629	$—	$—	$67,629	$829
December 31, 2009	63,124	—	—	63,124	1,218

These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina, Louisiana and Georgia. The REO properties have a weighted average holding period of 11 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company. The blended loss severity utilized at December 31, 2010 was 9.0%.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$114,352	$114,352	$99,286	$99,286
Restricted cash and cash equivalents	52,289	52,289	51,654	51,654
Receivables, net	2,643	2,643	3,052	3,052
Servicing advances and receivables, net	11,223	11,223	—	—
Residential loans, net	1,621,485	1,566,000	1,644,346	1,533,000
Subordinate security	1,820	1,820	1,801	1,801
Real estate owned	67,629	67,629	63,124	63,124
Financial liabilities:
Accounts payable and other accrued liabilities	33,555	33,555	29,860	29,860
Dividends payable	13,432	13,432	13,248	13,248
Mortgage-backed debt, net of deferred debt issuance costs	1,262,131	1,235,000	1,249,004	1,147,000
Servicing advance facility	3,254	3,254	—	—
Accrued interest	8,206	8,206	8,755	8,755

For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:

Cash and cash equivalents, restricted cash and cash equivalents, receivables, accounts payable and other accrued liabilities, dividends payable, and accrued interest — The estimated fair value of these financial instruments approximates their carrying value due to their high liquidity or short-term nature.

Servicing advances and receivables, net — The estimated fair value of these advances approximate the carrying value due to the advances having no stated maturity, are non-interest bearing and are generally realized within a short period of time.

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

Servicing advance facility — The fair value of the servicing advance facility approximates the carrying value due to the short-term nature of the facility.

6. Servicing Advances and Receivables, net

Servicing advances represent payments made on behalf of borrowers or on foreclosed properties in the owned and serviced for others portfolios. The Company began servicing for other investors as a result of the acquisition of Marix in November 2010. The following table presents servicing advances and receivables, net:

	December 31, 2010	December 31, 2009

Principal and interest	$3,285	$—
Taxes and insurance	17,128	12,779
Other servicing advances	4,183	1,882
Subservicing fees receivable	783	—

Servicing advances and receivables	25,379	14,661
Less: Allowance for uncollectible servicing advances	(14,156)	(14,661)

Servicing advances and receivables, net	$11,223	$—

As of December 31, 2010, $4.5 million of advances were pledged as collateral for the servicing advance facility.

7.	Residential Loans

Residential loans are held for investment and consist of unencumbered residential loans and residential loans held in securitization trusts. Residential loans held in securitization trusts consist of residential loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the accounting guidance for transfers and servicing. The Company has determined that Walter Investment is the primary beneficiary of the securitization trusts because (1) as the servicer the Company has the right to direct the activities that most significantly impact the economic performance of the Trusts through the Company’s ability to manage the delinquent assets of the Trusts and (2) as holder of all or a portion of the residual securities issued by the Trusts, the Company has the obligation to absorb losses of the Trusts, to the extent of our investment, and the right to receive benefits from the Trusts both of which could potentially be significant. Specifically, Walter Investment, as servicer to the ten trusts owned by Walter Investment or Mid-State, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s only continued involvement with the residential loans held in securitization trusts is retaining all of the beneficial interests in the securitization trusts and servicing the residential loans collateralizing the mortgage-backed debt. The Company is not contractually required to provide any financial support to the securitization trusts. The Company may, from time to time at its sole discretion, purchase certain assets from the securitization trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. The Company does not expect to provide financial support to the securitization trusts based on current performance trends.

The assets of the securitization trusts are pledged as collateral for the mortgage-backed debt, and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans and other collateral held in securitization trusts, are not cross-collateralized and are non-recourse to the Company (see Note 10). The Company records interest income on residential loans held in securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations.

Residential loans, net are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Residential loans, principal balance	$1,803,758	$1,819,859
Less: Yield adjustment, net(1)	(166,366)	(157,852)
Less: Allowance for loan losses	(15,907)	(17,661)

Residential loans, net(2)	$1,621,485	$1,644,346

(1)	Yield adjustment, net consists of deferred origination costs, premiums and discounts and other costs which are generally amortized over the life of the residential loan portfolio. Deferred origination costs at December 31, 2010 and 2009 were $10.6 million and $11.6 million, respectively. Premiums and discounts at December 31, 2010 and 2009 were $189.5 million and $181.7 million, respectively. Other costs, including accrued interest receivable, net of deferred gains and other costs, at December 31, 2010 and 2009 were $12.5 million and $12.2 million, respectively.

(2)	The weighted average life of the portfolio approximates 9 and 10 years, at December 31, 2010 and 2009, respectively, based on assumptions for prepayment speeds, default rates and losses.

Residential Loan Pool Acquisitions

The Company acquired residential loans to be held for investment in the amount of $73.7 million adding added $99.8 million of unpaid principal to the residential loan portfolio for the year ended December 31, 2010. There were no acquisitions in 2009. These acquisitions were financed with proceeds from the Company’s secondary offering that closed on October 21, 2009, or 2009 Offering, and the Company’s private placement securitization that closed on December 1, 2010, or 2010 securitization. The residential loans acquired included performing and non-performing, fixed and adjustable rate loans, on single-family, owner occupied and investor residences located within the Company’s existing southeastern United States geographic footprint.

Purchased Credit-Impaired Residential Loans — At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans which is generally based on the outstanding principal balance, probability of default and estimated loss given default.

During the three months ended December 31, 2010, the Company acquired residential loans with evidence of credit deterioration. There were no residential loans acquired with evidence of credit deterioration

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the nine months ended September 30, 2010 or the year ended December 31, 2009. The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration:

Contractually required cash flows for acquired loans at acquisition	$26,277
Nonaccretable difference	(12,755)

Expected cash flows for acquired loans at acquisition	13,522
Accretable yield	(4,174)

Purchase price	$9,348

Disclosures About the Credit Quality of Residential Loans and the Allowance for Loan Losses

The following table summarizes the activity in the residential loan allowance for loan losses (in thousands):

	2010	2009	2008

Balance, December 31	$17,661	$18,969	$13,992
Provision charged to income	6,526	9,441	13,103
Less: Transfers to REO	(5,218)	(7,645)	(5,759)
Less: Charge-offs, net of recoveries	(3,062)	(3,104)	(2,367)

Balance, December 31	$15,907	$17,661	$18,969

The following table summarizes the ending balance of the allowance for loan losses and the residential loan balance by basis of impairment method:

	December 31
	2010	2009

Allowance for loan losses:
Loans individually evaluated for loss potential	$3,599	$5,395
Loans collectively evaluated for loss potential	12,308	12,266
Loans acquired with deteriorated credit quality	—	—

Total	$15,907	$17,661

Recorded investment in Residential Loans:
Loans individually evaluated for loss potential	$44,737	$55,207
Loans collectively evaluated for loss potential	1,583,315	1,606,800
Loans acquired with deteriorated credit quality	9,340	—

Total	$1,637,392	$1,662,007

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired Residential Loans as of December 31, 2010

The following table presents loans individually evaluated for impairment which consist primarily of residential loans in the process of foreclosure:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Amortized cost:
With no related allowance recorded:
2010	$11,932	$13,911	$—	$10,164	$13
With an allowance recorded:
2010	$32,805	$35,799	$3,599	$39,808	$106
Purchased credit impaired:
With no related allowance recorded:
2010	$9,340	$14,329	$—	$4,670	$40
With an allowance recorded:
2010	$—	$—	$—	$—	$—

Aging of Past Due Residential Loans as of December 31, 2010

The following table presents the aging of the residential loan portfolio. Delinquent balances are generally determined based on the contractual payment terms of the loan. The classification of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payment in contractual compliance with the bankruptcy court approved mortgage payment obligations.

	30-59	60-89	Greater			Total	Non-
	Days Past	Days Past	Than 90	Total		Residential	Accrual	Recorded Investment >
	Due	Due	Days	Past Due	Current	Loans	Loans	90 Days and Accruing

Amortized Cost:
2010 Total	$24,262	$8,274	$43,355	$75,891	$1,561,501	$1,637,392	$43,355	$—

Credit Risk Profile Based on Delinquencies

Factors that are important to managing overall credit quality and minimizing loan losses are sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound nonaccrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. Monitoring of the residential loan increases when the loan is delinquent. The Company considers all loans 30 or more days past due to be nonperforming. The classification of delinquencies, and thus the nonperforming calculation, excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table presents residential loans by credit quality indicator:

December 31, 2010

Performing	$1,561,501
Nonperforming	75,891

Total	$1,637,392

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loan Servicing Portfolio — Serviced for other investors

The Company services mortgage loans for itself and, with the acquisition of Marix, for other investors. The Company earns servicing income from its serviced for others portfolio. The Company’s geographic diversification of its serviced for others portfolio, based on outstanding unpaid principal balance, or UPB, is as follows as of December 31, 2010:

	Number of	UPB	Percentage of
	Loans 2010	2010	Total 2010

California	700	$291,192	21.6%
Florida	882	216,300	16.0
New York	422	163,466	12.1
New Jersey	232	71,875	5.3
Other < 5%	3,303	605,496	45.0

	5,539	$1,348,329	100.0%

9.	Subordinate Security

The Company’s subordinate security consists of a single security backed by notes that are collateralized by manufactured housing. Subordinate security totaled $1.8 million at December 31, 2010 and 2009, respectively. The subordinate security was acquired as part of the Merger with Hanover. The subordinate security is summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	$1,612	$1,612

Unrealized gain	208	189

Carrying value (fair value)	$1,820	$1,801

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

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Mortgage-Backed Debt and Related Collateral

Mortgage-Backed Debt

Mortgage-backed debt consists of mortgage-backed and asset-backed notes and collateralized mortgage obligations, summarized as follows (in thousands):

			Weighted
			Average Stated
			Interest Rate at
	December 31,		December 31,	Final
	2010	2009	2010	Maturity

Trust IV Asset-Backed Notes	$102,237	$123,588	8.33%	2030
Trust VI Asset-Backed Notes	101,523	110,373	7.42%	2035
Trust VII Asset-Backed Notes	94,180	100,852	6.34%	2036
Trust VIII Asset-Backed Notes	101,729	111,549	7.79%	2038
Trust X Asset-Backed Notes	168,246	169,512	6.30%	2036
Trust XI Asset-Backed Notes	150,621	159,042	5.51%	2038
Trust 2004-1 Trust Asset-Backed Notes	140,931	150,432	6.64%	2037
Trust 2005-1 Trust Asset-Backed Notes	151,246	160,799	6.15%	2040
Trust 2006-1 Trust Asset-Backed Notes	134,791	179,006	6.28%	2040
Trust 2010-1 Trust Asset-Backed Notes	134,141	—	5.47%	2045
Hanover Capital Grantor Trust Collateralized Mortgage Obligations	1,910	2,301	4.28%	2029

Total	$1,281,555	$1,267,454

The securitization trusts beneficially owned by Mid-State Capital, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes or the Trust Notes, which consist of eight separate series of public debt offerings and two private offering. Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering.

In November 2010, the Company sponsored a $134.4 million residential subprime mortgage securitization and recorded the assets and liabilities of the securitization trust on our consolidated balance sheet as we did not meet the sale criteria at the time we transferred the residential loans to this trust. The Company determined that it is the primary beneficiary of the securitization trust as the Company’s ongoing loss mitigation and resolution responsibilities provides the Company with the power to direct the activities that most significantly impact the economic performance of the securitization trust and the Company’s investment in the subordinate debt and residual interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

During the year ended December 31, 2010, the Company invested approximately $36.2 million to purchase a portion of the Company’s outstanding mortgage-backed debt through brokerage transactions. The purchases, which were accounted for as a retirement of debt, resulted in a gain on mortgage-backed debt extinguishment of approximately $4.3 million.

The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. As of

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, Mid-State Trust 2006-1 exceeded certain triggers and did not provide any excess cash flow to the Company. The delinquency rate for trigger calculations, which includes REO, was at 11.84% compared to a trigger level of 8.00%. However, this is an improvement from a level of 14.04% one year prior. The delinquency trigger for Mid-State Trust 2005-1 was exceeded in November 2009 and cured during the three months ended June 30, 2010. The loss trigger for Trust X was exceeded in October 2006 and cured during the three months ended March 31, 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of the Company’s other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.

Borrower remittances received on the residential loan collateral are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the related residential loan collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt are also subject to redemption according to specific terms of the respective indenture agreements.

Collateral for Mortgage-Backed Debt

The following table summarizes the carrying value of the collateral for the mortgage-backed debt as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009

Residential loans in securitization trusts, principal balance	$1,682,138	$1,454,062
Real estate owned	38,234	41,143
Restricted cash and cash equivalents	42,859	42,691

Total mortgage-backed debt collateral	$1,763,231	$1,537,896

11.	Servicing Advance Facility

As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility, between Marathon Distressed Subprime Fund L.P., as a lender, an affiliate of Marathon, and Marix as a borrower. The note rate on the Servicing Facility is LIBOR plus 6.0%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility is $8.0 million.

On September 9, 2009, Marix entered into a Servicing Advance Financing Facility Agreement, or Second Facility, between Marathon Structured Finance Fund L.P. as an agent and a lender, an affiliate of Marathon, and Marix as a borrower. The rate on this agreement was converted from a one-month LIBOR plus 6.0% to one-month LIBOR plus 3.5% on March 31, 2010. The facility was set to terminate on March 31, 2010, but was extended for twelve months to March 31, 2011. The maximum borrowing capacity on the Second Facility is $2.5 million.

The collateral for this servicing advance facility represents servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with the Marathon, and such advances include principal and interest, taxes and insurance, and corporate advances. As of December 31, 2010, the note rate on the Servicing Facility was 6.3% and 3.8% on the Second Facility.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Servicing Revenue and Fees

The Company’s servicing for others operations began as a result of the acquisition of Marix in November 2010. The following table presents servicing fees:

	For the Year Ended December 31,
	2010	2009	2008

Servicing fees	$582	$—	$—
Incentive fees	491	—	—
Other servicing fees	478	—	—
Other ancillary fees	716	—	—

Servicing revenues and fees	$2,267	$—	$—

13.	Share-Based Compensation Plans

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

In connection with the spin-off, Walter Energy’s share-based awards held by Company employees were converted to equivalent share-based awards of the Company, if elected, based on the ratio of the Company’s fair market value of stock when issued to the fair market value of Walter Energy’s stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the spin-off. Each Walter Investment share-based award has the same term and conditions as were applicable under the corresponding Walter Energy share-based award. The conversion was accounted for as a modification under the provisions of the stock compensation guidance and resulted in no increase in the fair value of the awards to be recognized.

In connection with the spin-off, the Company’s Board of Directors adopted Hanover’s 1999 Equity Incentive Plan, or the 1999 EIP, and 2009 Long Term Incentive Plan, or the 2009 LTIP, providing for future awards to the Company’s employees and directors.

The 2009 LTIP permits grants of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors. The 2009 LTIP is administered by the Compensation Committee, which is comprised of two or more non-employee Board of Director members. The number of shares available for issuance under the 2009 LTIP is 3.0 million. No participant may receive options, restricted stock or other awards under the 2009 LTIP that exceeds 1.2 million in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee but, except in limited circumstances, the term cannot exceed 10 years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement. No awards will be granted after the termination of the plan unless extended by stockholder approval.

As of December 31, 2010, there were no shares underlying the 1999 EIP and 2009 LTIP (collectively, the Walter Investment Equity Award Plans), respectively, that are authorized, but not yet granted.

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

The grant date fair value of the stock options granted during the year ended December 31, 2010 approximated $0.7 million. The grant date fair value of the stock options granted from April 17, 2009 through December 31, 2009, the period subsequent to the spin-off and Merger, approximated $0.7 million.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in all plans for option grants by Walter Energy prior to the spin-off and by the Company subsequent to the spin-off as of December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Shares	per Share	(In years)	Value
				(In $000s)

Option activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2008	58,259	$28.30	6.77	$183
Awards remaining with Walter Energy(1)	(28,781)	16.50

Outstanding at April 17, 2009	29,478	34.10
Option activity under the Company’s plans subsequent to the spin-off
Additional options issued by the Company at spin-off to preserve intrinsic value(2)	70,204	11.24
Granted(3)	334,998	14.57
Exercised	(6,456)	8.40
Forfeited	—	—

Outstanding at December 31, 2009	428,224	$13.89	8.86	$937
Granted	234,518	14.71
Exercised	(92,963)	11.78
Forfeited or expired	(8,356)	14.39

Outstanding at December 31, 2010	561,423	$14.57	8.38	$2,588

Exercisable at December 31, 2010	144,659	$16.81	7.42	$852

(1)	Represents options of the Company’s employees who elected to retain Walter Energy options rather than to convert them to those of the Company in connection with the spin-off.

(2)	Represents additional options granted at spin-off. The number of shares and the exercise price were equitably adjusted to preserve the option holders’ intrinsic value.

(3)	Represents options granted after the spin-off. Includes 1,005 fully vested options held by employees of Hanover that were converted to those of the Company in connection with the Merger.

The weighted-average grant-date fair values of stock options of the Company and Walter Energy granted to employees of the Company during the years ended December 31, 2010, 2009, and 2008 were $3.07, $2.26, and $20.23, respectively. The total amount of cash received by the Company from the exercise of stock options by the Company’s employees was $1.1 million, $0.1 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The total intrinsic value of stock awards exercised or converted by the Company’s employees during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.1 million, and $4.2 million, respectively. The total fair value of options held by employees of the Company that vested during the years 2010 and 2009 were $0.4 million and $0.1 million, respectively. The total amount of cash received by Walter Energy from the exercise of Walter Energy stock options by the Company’s employees was $1.2 million for the year ended December 31, 2008.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Method and Assumptions Used to Estimate Fair Value of Options

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions Walter Energy used in the Black-Scholes option pricing model are shown below for the years ended December 31, 2008. The weighted-average assumptions the Company used for the year ended December 31, 2010 and 2009 are shown below.

	2010	2009	2008

Risk free interest rate	2.52%	2.32%	2.78%
Dividend yield	10.69%	13.40%	0.65%
Expected life (years)	5.00	5.00	5.11
Volatility	56.58%	60.39%	40.85%
Forfeiture rate	0.00%	4.62%	4.62%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected life of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on the Company’s historical data and that of a peer group of companies due to a lack of stock price history.

Non-vested Share Activity

The Company’s non-vested share-based awards consist of restricted stock and restricted stock units.

Effective March 1, 2007, Walter Energy adopted the 2007 Long-term Incentive Award Plan, or the 2007 Plan, of JWHHC, the Company’s immediate parent prior to the spin-off and Merger. The 2007 plan allowed for up to 20% of the LLC interest to be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors. Certain of the Company’s executives were eligible employees under the 2007 Plan. In 2006, the Board of Directors of Walter Energy granted a special equity award to certain executives of the JWHHC whereby the employees received non-qualified options in JWHHC to acquire the equivalent of 11.25% of the total combined designated equity of the Company. The exercise price of these options was equal to the fair value at the date of grant. In conjunction with the spin-off, these awards were cancelled and replaced with restricted stock units of WIMC. These awards were fully vested, in accordance with the original vesting terms, and expensed prior to the spin-off; therefore, no additional expense was recorded in connection with the cancellation and reissuance.

On January 4, 2010, certain executive officers of the Company were awarded a total of 0.1 million restricted stock units, or the Executive RSUs, of the Company pursuant to the 2009 LTIP. The Executive RSUs granted to each executive officer of the Company will vest in equal installments on the first, second and third anniversary of the date of grant. The settlement date for each of the Executive RSUs is January 22, 2013. Each executive receiving Executive RSUs will be entitled to receive cash payments equivalent to any dividend paid to the holders of common stock of the Company, but they will not be entitled to any voting rights otherwise associated with the common stock.

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

The grant date fair value of the share-based awards granted subsequent to the spin-off and Merger approximated $3.4 million and $2.1 million during 2010 and 2009, respectively.

The following table summarizes the activity in all plans for non-vested awards, consisting of restricted stock and restricted stock units, by Walter Energy prior to the spin-off and by the Company subsequent to the spin-off as of December 31, 2010:

			Weighted
		Aggregate	Average
		Intrinsic Value	Contractual
	Shares	($000)	Term in Years

Non-vested share activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2008	58,477	$1,024	0.71
Vested	(18,566)
Awards remaining with Walter Energy(1)	(17,933)

Outstanding at April 17, 2009	21,978
Non-vested share activity under the Company’s plans subsequent to the spin-off
Replaced units at spin-off(2)	737,486
Granted(3)	182,723
Vested	—
Cancelled	—

Outstanding at December 31, 2009	942,187	$13,502	9.14
Granted	236,104
Vested	(68,814)
Cancelled	(7,081)

Outstanding at December 31, 2010	1,102,396	$19,777	7.86

(1)	Represents restricted stock units of the Company’s employees who elected to retain Walter Energy restricted stock units rather than to convert them to those of the Company in connection with the spin-off.

(2)	Represents additional restricted stock units granted at the spin-off. The number of restricted stock units were equitably adjusted to preserve the holder’s intrinsic value.

(3)	Represents restricted stock and restricted stock units granted after the spin-off.

The weighted-average grant-date fair values of non-vested shares of the Company and Walter Energy granted to employees of the Company during the years ended December 31, 2010, 2009, and 2008 were $14.33, $12.84, and $53.45, respectively. The weighted-average grant-date fair value of non-vested shares of

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company at December 31, 2010 was $9.87. The total intrinsic value of non-vested shares that vested during the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $0, and $0.6 million, respectively. The total fair value of non-vested shares that vested during the years 2010, 2009, and 2008 were $0.5 million, $0, and $0.1 million, respectively.

Share-Based Compensation Expense

The components of share-based compensation expense are presented below:

	December 31,
	2010	2009	2008
	(In millions)

Plans sponsored by Walter Energy	$—	$0.2	$0.5
Walter Investment stock options, restricted stock and restricted stock units	3.8	1.2	—

Total	$3.8	$1.4	$0.5

The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures.

As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s share option plans. The cost is expected to be recognized over a weighted-average period of 1.4 years. For restricted stock and restricted stock units, there was $1.8 million of total unrecognized compensation cost expected to vest over the weighted-average period of 0.9 years as of December 31, 2010.

14.	Letters of Credit

Walter Energy arranged letters of credit in order to secure the Company’s obligations under certain reinsurance contracts. The outstanding letters of credit were $0, $0, and $9.9 million, at December 31, 2010, 2009, and 2008, respectively. The Company has included letter of credit charges in general and administrative expenses in the amount of $0.5 million, $0.1 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. A letter of credit was canceled by the Company in June 2009. The Company replaced the letter of credit with a deposit of $5.9 million in an insurance trust account used to secure the payments under the Company’s reinsurance agreements. In addition, Marix’s lease contract requires a $600,000 letter of credit be maintained until the earlier of June 1, 2011 or such time as Marix achieves a tangible net worth of $25 million. Marix also maintains six letters of credit totaling $0.1 million which support automated clearing house activity.

15.	Credit Agreements

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

As of December 31, 2010, no funds have been drawn under the Syndicated Credit Agreement and the Company is in compliance with all covenants.

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

As of December 31, 2010, no funds have been drawn under the Revolving Credit Agreement and the Company is in compliance with all covenants.

Support Letter of Credit Agreement

On April 20, 2009, the Company entered into a support letter of credit agreement, or the Support LC Agreement, between the Company and Walter Energy. The Support LC Agreement was entered into in connection with the Support Letter of Credit of $15.7 million and the bonds similarly posted by Walter Energy in support of the Company’s obligations. The Support LC Agreement provides that the Company will reimburse Walter Energy for all costs incurred by it in posting the Support Letter of Credit as well as for any draws under bonds posted in support of the Company. In addition, upon any draw under the Support Letter of Credit, the obligations of the Company to Walter Energy will be secured by a perfected security interest in unencumbered assets with an unpaid principal balance of at least $65.0 million. The Support LC Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of their subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. If an event of default

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall occur and be continuing, the commitments under the related credit agreement may be terminated and all obligations under the Support LC Agreement may be due and payable. All obligations under the LC Support Agreement shall be due and payable on April 20, 2011. The Support LC Agreement provides that any draws under the Support Letter of Credit will be deemed to constitute loans of Walter Energy to the Company and will bear interest at a rate equal to LIBOR plus 6.00%.

As of December 31, 2010, no funds have been drawn under the Support Letter of Credit Agreement and the Company is in compliance with all covenants.

16.	Transactions with Walter Energy

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

17.	Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of
	Additional
	Postretirement	Net Amortization of	Net Unrealized Gain
	Employee Benefits	Realized Gain on	on Subordinate
	Liability	Closed Hedges	Security	Total

Balance at December 31, 2008	$1,158	$589	$—	$1,747
Pre-tax amount	(543)	(299)	189	(653)
Tax benefit	1	58	—	59
Change in tax due to REIT conversion	501	289	—	790

Balance at December 31, 2009	1,117	637	189	$1,943
Pre-tax amount	(483)	(280)	19	(744)
Tax benefit	52	—	—	52

Balance at December 31, 2010	$686	$357	$208	$1,251

18.	Common Stock and Earnings Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	For the Year Ended December 31,
	2010	2009	2008

Basic earnings per share:
Net income	$37,068	$113,779	$2,437
Less: Net income allocated to unvested participating securities	(505)	(603)	—

Net income available to common stockholders (numerator)	$36,563	$113,176	$2,437

Weighted average common shares outstanding	25,713	21,008	19,871
Add: Vested participating securities	719	488	—

Total weighted average common shares outstanding (denominator)	26,432	21,496	19,871

Basic earnings per share	$1.38	$5.26	$0.12

Diluted earnings per share:
Net income	$37,068	$113,779	$2,437
Less: Net income allocated to unvested participating securities	(503)	(601)	—

Net income available to common stockholders (numerator)	$36,565	$113,178	$2,437

Weighted average common shares outstanding	25,713	21,008	19,871
Add: Potentially dilutive stock options and vested participating securities	808	557	—

Diluted weighted average common shares outstanding (denominator)	26,521	21,565	19,871

Diluted earnings per share	$1.38	$5.25	$0.12

The calculation of diluted earnings per share for the years ended December 31, 2010 and 2009, does not include 0.2 million and 0.3 million shares, respectively because their effect would have been anti-dilutive. There were no anti-dilutive shares for the years ended December 31, 2008.

Common Stock Offering

On September 22, 2009, the Company filed a registration statement on Form S-11 with the SEC (Registration Number 333-162067), as amended on October 8, 2009 and October 16, 2009, to offer 5.0 million shares of common stock, or 2009 Offering. In addition, the underwriters of the offering, Credit Suisse and SunTrust Robinson Humphrey, exercised their over-allotment option to purchase an additional 0.8 million shares of common stock. The offering closed on October 21, 2009 with all 5.0 million shares plus the over-allotment of 0.8 million shares sold. This secondary offering of the Company’s common stock, including the

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of the over-allotment option, generated net proceeds to the Company of approximately $76.8 million, after deducting underwriting discounts and commissions and offering expenses.

Dividends on Common Stock

For 2010, we had a total taxable distribution per common share of $2.00. Of the $2.00, 91.4% represented ordinary income, 8.6% represented long-term capital gain and 0.0% represented return of capital.

19.	REIT Qualification

Effective with the Merger, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company’s continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As a REIT, the Company will generally not be subject to U.S. federal corporate income tax on its taxable income that is currently distributed to stockholders. Even as a REIT, the Company may be subject to U.S. federal income and excise taxes in various situations, such as on the Company’s undistributed income.

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

As a consequence of the Company’s qualification as a REIT, the Company was not permitted to retain earnings and profits accumulated during years when the Company was taxed as a C-corporation. Therefore, in order to remain qualified as a REIT, the Company distributed these earnings and profits by making a one-time special distribution to stockholders, which the Company refers to as the “special E&P distribution,” on April 17, 2009. The special E&P distribution, with an aggregate value of approximately $80.0 million, consisted of $16.0 million in cash and approximately 12.7 million shares of WIM common stock valued at approximately $64.0 million.

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

20.	Income Taxes

The Company recorded an income tax expense (benefit) of $1.3 million, $(76.2) million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit for the year ended December 31, 2009 was largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer necessary as a result of the Company’s REIT qualification as well as $0.8 million related to the reversal of tax benefits previously reflected in accumulated other comprehensive income. Excluding the tax benefit related to the reversal of deferred tax liabilities, the Company recorded an income tax expense of $5.9 million for the year ended December 31, 2009, which was largely due to the Company’s C-corporation earnings before the Merger and resulting REIT qualification.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following components (in thousands):

		State
	Federal	and Local	Total

For the years ended December 31:
2010
Current	$1,535	$116	$1,651
Deferred	(323)	(51)	(374)

Total	$1,212	$65	$1,277

2009
Current	$6,248	$(660)	$5,588
Deferred	(76,173)	(5,576)	(81,749)

Total	$(69,925)	$(6,236)	$(76,161)

2008
Current	$11,628	$(752)	$10,876
Deferred	(5,299)	(2,478)	(7,777)

Total	$6,329	$(3,230)	$3,099

The income tax expense at the Company’s effective tax rate differed from the statutory rate as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Income from operations before income tax expense	$38,345	$37,618	$5,536

Tax provision at the statutory tax rate of 35%(1)	$13,420	$13,166	$1,938
Effect of:
State and local income tax	42	(1,534)	(2,914)
REIT income not subject to federal income tax	(12,198)	(6,658)	—
Non-deductible goodwill	—	—	3,813
REIT conversion	—	(81,293)	—
Other	13	158	262

Tax expense (benefit) recognized	$1,277	$(76,161)	$3,099

Effective tax rate(2)	3.3%	(202.5)%	56.0%

(1)	Statutory tax rate applies to the Company’s income from the taxable REIT subsidiaries for the years ended December 31, 2010 and 2009, as well as income for the period prior to the Merger.

(2)	The Company’s effective tax rate for 2010 was 3.3%, compared to (202.5)% for 2009 and 56.0% for 2008. The effective tax rate for 2009 was significantly different than the rates used in 2010 and 2008 due to the REIT conversion in 2009 and the resulting reversal of deferred taxes. The effective tax rate for 2008 (a pre REIT year) was higher than the statutory rate primarily due to non-deductible goodwill, net of state and local income tax benefits related to uncertain tax positions.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to the following as of December 31, (in thousands):

	2010	2009

Deferred tax assets:
Accrued expenses	$514	$284
Federal net operating loss carryforwards	3,337	3,337
Other	1,764	1,900

Total deferred tax assets	5,615	5,521
Valuation allowance	(5,101)	(5,101)

Total deferred tax assets, net of valuation allowance	514	420
Deferred tax liabilities:
Prepaid assets	(293)	(593)

Total deferred tax liabilities	(293)	(593)

Net deferred tax assets (liabilities)	$221	$(173)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The valuation allowance relates primarily to certain net operating loss carryforwards for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

Walter Energy filed a consolidated federal and Florida income tax return which includes the Company through April 17, 2009, the date of the spin-off and Merger. The Company provided for federal and state income tax on a modified separate income tax return basis through the date of the spin-off. The income tax expense is based on the statement of income. Current tax liabilities for federal and Florida state income taxes were paid to Walter Energy immediately prior to the spin-off and have been adjusted to include the effect of related party interest income earned from Walter Energy that have not been reflected in the statement of income. Separate company state tax liabilities and uncertain tax position liabilities have also been adjusted to include these related party transactions.

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

In addition, Walter Energy’s most recent public filing disclosed that the IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. WIM predecessor companies were included within Walter Energy during these years. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties; however, we have no knowledge as to the extent of the claim. In addition, Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is in its early stages Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.

The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of WIM from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy stockholder as a result of such determination (“Distribution Taxes”) which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.

Other Tax Exposure

On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company has contested the assessment and believes that the Company did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code. The ADOR has yet to respond to the Company’s appeal of the preliminary assessment.

Uncertain Tax Position

The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before a tax benefit can be recognized in the financial statements. As of December 31, 2010 and 2009, the total liability for unrecognized tax benefits was $7.7 million.

A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009

Gross unrecognized tax benefits at the beginning of the year	$7,671	$8,651
Decreases for tax positions taken in prior years	—	(980)

Gross unrecognized tax benefits at the end of the year	$7,671	$7,671

Accrued interest and penalties	$6,828	$6,297

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. For the years ended December 31, 2010, 2009 and 2008, interest expense includes $0.5 million, $0.2 million and $1.4 million, respectively, for interest accrued on the liability for unrecognized tax benefits.

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

Taxable income for the consolidated tax group for 2010 includes the operations of Marix for the period subsequent to the acquisition date (November 1, 2010).

The Company’s structure consists of two discrete tax reporting components: those legal entities that are reported in the REIT tax filing (the REIT itself and tax disregarded entities wholly owned by the REIT) and those entities that file as regular corporations, which are the Company’s TRSs.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of 2010 GAAP income to taxable income is as follows (in thousands):

	For the Year Ended December 31, 2010
	REIT Group	TRS Group	Total

Reported GAAP income before income taxes	$34,854	$3,491	$38,345
Tax adjustments:
Exclusion of debt discharge income	(4,132)	—	(4,132)
Tax amortization of market discount	22,403	—	22,403
GAAP amortization of yield adjustment	(14,022)	—	(14,022)
GAAP provision for loan losses	13,053	—	13,053
Compensation timing differences	1,189	(155)	1,034
Loan costs previously deducted	2,659	—	2,659
Marix purchase gain differences	—	709	709
Non deductible contingent interest	531	—	531
Retirement benefits timing differences	(303)	—	(303)
Other	60	(63)	(3)

Taxable income before dividends paid deduction	56,292	3,982	60,274
Dividends paid deduction	(56,292)	—	(56,292)

Taxable income	$—	$3,982	$3,982

A reconciliation of 2009 GAAP income to taxable income is as follows (in thousands):

	For the Year Ended December 31, 2009
	REIT Group	TRS Group	Total

Reported GAAP income before income taxes	$31,785	$5,833	$37,618
Hanover pre-Merger income (loss) before income taxes	38,968	(676)	38,292
WIM pre-Merger income before income taxes	(13,123)	—	(13,123)

Adjusted GAAP income before income taxes	57,630	5,157	62,787
Tax adjustments:
Exclusion of debt discharge income	(43,730)	—	(43,730)
Tax amortization of market discount	22,130	—	22,130
GAAP amortization of yield adjustment	(10,303)	—	(10,303)
GAAP provision for loan losses	10,154	—	10,154
Disallowed pre-Merger loss	—	676	676
Other	(291)	36	(255)

Taxable income before dividends paid deduction	35,590	5,869	41,459
Dividends paid deduction	(35,590)	—	(35,590)

Taxable income	$—	$5,869	$5,869

The most significant recurring difference between the Company’s income before income taxes for GAAP purposes and the Company’s taxable income before the dividends paid deduction is the tax treatment of “market discount.” Market discount is the excess of the stated balance of residential loan principal over the tax basis of the Company’s residential loans. Because of a certain transaction that occurred immediately prior to the Merger, the tax basis of each residential loan in the portfolio was reset to an amount which was, in the

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate, approximately $400.0 million less than stated principal balance and approximately $219.0 million less than the carrying value of the portfolio. During 2010, additional loans were purchased at discounts. The market discount results in a substantial increase to taxable interest income over time, as the discount is required to be recognized for tax purposes as a yield adjustment as monthly principal payments are received.

In 2009, the largest adjustment to arrive at taxable income was the result of the excluded debt discharge income resulting from the Company’s repurchase of debt obligations at discounts from principal outstanding.

The dividends paid deduction for qualifying dividends paid to the Company’s stockholders excludes dividend equivalents paid to holders of the Company’s participating share-based awards due to the treatment of dividend equivalents as compensation expense for tax purposes.

21.	Commitments and Contingencies

Securities Sold with Recourse

In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of December 31, 2010, the unpaid principal balance of the 14 remaining mortgage securities was approximately $1.5 million.

Employment Agreements

At December 31, 2010, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.

Lease Obligations

The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2016, exclusive of renewal option periods. Rent expense was $2.0 million, $1.5 million, and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under operating leases as of December 31, 2010 are as follows (in thousands):

2011	$1,943
2012	1,552
2013	743
2014	660
2015	671
Thereafter	225

Total	$5,794

Income Tax Exposure

The Company is currently engaged in litigation with regard to federal income tax disputes; see Note 20 for further information.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

As of December 31, 2010, we had commitments to purchase pools of residential loans amounting to $67.3 million. These commitments are not binding on the seller or the Company and the proposed purchases may or may not close.

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

22.	Quarterly Results of Operations (Unaudited)

The following table summarizes our unaudited results of operations on a quarterly basis. The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per shares amounts are computed independently for each quarter and for the full year based on respective weighted average shares outstanding and other dilutive potential shares and units.

	December 31,(2)	September 30,	June 30,	March 31,

2010
Total net interest income	$21,272	$20,991	$20,860	$20,354
Less: Provision for loan losses(1)	1,985	1,377	1,709	1,455

Total net interest income after provision for loan losses	19,287	19,614	19,151	18,899
Total non-interest income	5,880	2,215	3,183	3,451
Total non-interest expenses(1)	14,011	11,831	13,386	14,107

Income before income taxes	11,156	9,998	8,948	8,243
Income tax expense	449	312	385	131

Net income	$10,707	$9,686	$8,563	$8,112

Basic income per common and common equivalent share	$0.40	$0.36	$0.32	$0.30
Weighted average common and common equivalent shares outstanding — basic	26,493,676	26,474,001	26,414,338	26,343,279
Diluted income per common and common equivalent share	$0.40	$0.36	$0.32	$0.30
Weighted average common and common equivalent shares outstanding — diluted	26,611,786	26,569,897	26,512,492	26,403,281

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,(2)	September 30,	June 30,	March 31,

2009
Total net interest income	$20,093	$20,790	$22,023	$22,740
Less: Provision for loan losses(1)	2,140	1,864	2,590	2,847

Total net interest income after provision for loan losses	17,953	18,926	19,433	19,893
Total non-interest income	2,818	3,288	3,639	3,225
Total non-interest expenses(1)	12,684	12,626	14,486	11,761

Income before income taxes	8,087	9,588	8,586	11,357
Income tax expense (benefit)	(436)	1,345	(81,225)	4,155

Net income	$8,523	$8,243	$89,811	$7,202

Basic income per common and common equivalent share	$0.34	$0.40	$4.33	$0.36
Weighted average common and common equivalent shares outstanding — basic	25,074,070	20,586,199	20,750,501	19,871,205
Diluted income per common and common equivalent share	$0.34	$0.40	$4.30	$0.36
Weighted average common and common equivalent shares outstanding — diluted	25,172,433	20,687,965	20,910,099	19,871,205

(1)	The quarters prior to December for 2010 and 2009 have been reclassified to conform to the current year presentation. The amounts presented reflect real estate loan expenses, net as a separate line item. The amounts were previously reflected as a portion of provision for loan losses.

(2)	The amounts for the fourth quarter 2010 include the impact of the Marix acquisition of ($0.4) million, additional gain on extinguishment of mortgage-backed debt of $2.6 million, the effect of the change to the estimate of the allowance for uncollectible servicing advances of $2.5 million, as well as the annual adjustment to the Company’s incurred but not reported insurance reserve to the actuarial report of $1.3 million