Form 10-Q
period 2011-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2011-05-06
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 25,801,754 shares of common stock outstanding as of May 3, 2011.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$58,390	$114,352
Restricted cash and cash equivalents	53,658	52,289
Receivables, net	2,018	2,643
Servicing advances and receivables, net	9,779	11,223
Residential loans, net of allowance for loan losses of $14,920 and $15,907, respectively	1,652,361	1,621,485
Subordinate security	1,843	1,820
Real estate owned	58,659	67,629
Deferred debt issuance costs	19,132	19,424
Deferred income tax asset, net	237	221
Other assets	3,927	4,404

Total assets	$1,860,004	$1,895,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$32,112	$33,640
Dividend payable	—	13,431
Mortgage-backed debt	1,260,500	1,281,555
Servicing advance facility	—	3,254
Accrued interest	7,910	8,122

Total liabilities	1,300,522	1,340,002

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 25,801,754 and 25,785,693 shares at March 31, 2011 and December 31, 2010, respectively	258	258
Additional paid-in capital	127,777	127,143
Retained earnings	430,326	426,836
Accumulated other comprehensive income	1,121	1,251

Total stockholders’ equity	559,482	555,488

Total liabilities and stockholders’ equity	$1,860,004	$1,895,490

     The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, or securitization trusts, which are included in the Consolidated Balance Sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated securitization trusts. The liabilities in the table below include third-party liabilities of the consolidated securitization trusts only, and for which, creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	March 31,	December 31,
	2011	2010
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:

Restricted cash and cash equivalents	$43,149	$42,859
Residential loans, net	1,503,247	1,527,830
Real estate owned	33,569	38,234
Deferred debt issuance costs	19,132	19,424

Total assets	$1,599,097	$1,628,347

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Accounts payable and other accrued liabilities	$458	$471
Mortgage-backed debt	1,260,500	1,281,555
Accrued interest	7,910	8,122

Total liabilities and stockholders’ equity	$1,268,868	$1,290,148

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
 (in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2011	2010
Net interest income:
Interest income	$41,355	$41,628
Less: Interest expense	20,392	21,003

Total net interest income	20,963	20,625
Less: Provision for loan losses	625	1,455

Total net interest income after provision for loan losses	20,338	19,170

Non-interest income:
Premium revenue	2,032	2,691
Servicing revenue and fees	2,937	—
Other income, net	699	760

Total non-interest income	5,668	3,451

Non-interest expenses:
Claims expense	877	912
Salaries and benefits	9,139	6,981
Legal and professional	4,031	968
Occupancy	450	345
Technology and communication	988	728
Depreciation and amortization	180	91
General and administrative	3,891	2,618
Real estate owned expenses, net	2,817	1,735

Total non-interest expenses	22,373	14,378

Income before income taxes	3,633	8,243
Income tax expense	143	131

Net income	$3,490	$8,112

Basic earnings per common and common equivalent share	$0.13	$0.30
Diluted earnings per common and common equivalent share	$0.13	$0.30
Total dividends declared per common and common equivalent share	$—	$—

Weighted average common and common equivalent shares outstanding — basic	26,596,187	26,343,279
Weighted average common and common equivalent shares outstanding — diluted	26,730,792	26,403,281
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
 (in thousands, except share data)

							Accumulated
		Member Unit/ Common		Additional			Other
		Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Income	Earnings	Income
Balance at December 31, 2010	$555,488	25,785,693	$258	$127,143		$426,836	$1,251

Comprehensive income:
Net income	3,490				$3,490	3,490
Other comprehensive income (loss), net of tax:
Change in postretirement (loss) plans, net of $14 tax effect	(108)				(108)		(108)
Net unrealized gain on subordinate security, net of $0 tax effect	23				23		23
Net amortization of realized gain on closed hedges, net of $0 tax effect	(45)				(45)		(45)

Comprehensive income					$3,360

Share-based compensation	557			557
Shares issued upon exercise of stock options and vesting of RSUs	77	16,061	—	77

Balance at March 31, 2011	$559,482	25,801,754	$258	$127,777		$430,326	$1,121

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (in thousands)

	For the Three Months
	Ended March 31,
	2011	2010
Operating activities:
Net income	$3,490	$8,112

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1	1,327
Amortization of residential loan discount to interest income	(3,363)	(3,235)
Depreciation and amortization	180	91
Change in contingent earn-out payment liability	(338)	—
(Gains) losses on real estate owned, net	629	(433)
Benefit from deferred income taxes	(3)	(5)
Amortization of deferred debt issuance costs to interest expense	311	259
Share-based compensation	557	1,172
Other	(184)	(124)

Decrease in assets:
Receivables	1,993	1,108
Servicing advances and receivables, net	1,444	—
Other	299	805

Decrease in liabilities:
Accounts payable and other accrued liabilities	(1,215)	(2,623)
Accrued interest	(212)	(200)

Cash flows provided by operating activities	3,589	6,254

Investing activities:
Purchases of residential loans	(44,794)	—
Principal payments received on residential loans	23,497	24,736
Cash proceeds from sales of real estate owned, net	756	1,190
Additions to property and equipment, net	(2)	(8)
(Increase) decrease in restricted cash and cash equivalents	(1,369)	1,429

Cash flows (used in) provided by investing activities	(21,912)	27,347

Financing activities:
Payments on mortgage-backed debt	(19,693)	(23,085)
Mortgage-backed debt extinguishment	(1,338)	—
Servicing advance facility, net	(3,254)	—
Shares issued upon exercise of stock options and vesting of RSUs	77	12
Dividends and dividend equivalents paid	(13,431)	(13,248)
Repurchase and cancellation of common stock	—	(264)

Cash flows used in financing activities	(37,639)	(36,585)

Net decrease in cash and cash equivalents	(55,962)	(2,984)
Cash and cash equivalents at the beginning of the period	114,352	99,286

Cash and cash equivalents at the end of the period	$58,390	$96,302

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$13,534	$20,009
Residential loans originated to finance the sale of real estate owned	$21,068	$20,608
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. The Company originates, purchases, and provides property insurance for residential loans. The Company also provides ancillary mortgage advisory services. At March 31, 2011, the Company had five wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, Walter Investment Reinsurance Company, Ltd., or WIRC, and Marix Servicing LLC, or Marix.
     The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. The Company has continued these servicing activities since spinning off from Walter Energy in 2009. In 2010, the Company began acquiring pools of residential loans. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of March 31, 2011, the Company serviced approximately 34,000 individual residential loans for its owned portfolio and approximately 6,100 for other investors.
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
2. Basis of Presentation
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
     In January 2010, the FASB issued an accounting standards update to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements of which certain disclosure provisions were deferred to fiscal periods beginning after December 15, 2010, and interim periods within those fiscal years. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of this guidance on January 1, 2011, did not have a significant impact on the Company’s disclosures.
Recently Issued
     In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma disclosures; in the event that comparative financial statements are presented, the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding comparative year. The adoption of this standard was effective January 1, 2011, and will be applied in the quarter that the proposed acquisition of GTCS Holdings, LLC is consummated.
     In January 2011, the FASB issued an accounting standard that related to the disclosures of troubled debt restructurings. The amendments in this standard deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this standard only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this standard will have no impact on the Company’s disclosures.
     In April 2011, the FASB issued an accounting standard to provide additional guidance related to troubled debt restructuring. The standard provides guidance in determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this standard also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. The provisions of this guidance are effective for the Company’s reporting period ending September 30, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
Reclassifications
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. The Company reclassified certain trust expenses from interest expense to general and administrative expenses on the consolidated statements of income. Additionally, the Company reclassified certain legal and professional expenses out of general and administrative expenses.
3. Acquisitions
     GTCS Holdings, LLC
     On March 28, 2011, the Company executed a Membership Interest Purchase Agreement to acquire GTCS Holdings LLC, or Green Tree, in a transaction valued at $1.065 billion. Green Tree, based in St. Paul, Minnesota, is a leading independent, fee-based business services company which provides high-touch, third-party servicing of credit-sensitive consumer loans. The Company will issue approximately 1.8 million shares of common stock to the seller; assume approximately $18 million of existing Green Tree debt, and issue approximately $765 million of new debt which, together with cash, will be used to acquire the equity of Green Tree, repay certain existing Green Tree corporate indebtedness, and pay fees and expenses of the transaction. In addition, the Company will have access to a $45 million revolving line of credit. The transaction is subject to receipt of government approvals, third-party consents and the satisfaction of other customary closing conditions. The Company expects to complete the transaction in the third quarter of 2011.
     Marix Servicing, LLC
     On November 1, 2010, the Company completed its acquisition of a 100% interest in Marix. Marix is a high-touch specialty mortgage servicer, based in Phoenix, Arizona, focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing.
     The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus estimated contingent earn-out payments of $2.1 million. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability will be recognized in the earnings of that period. Based upon the results of the first quarter earn-out payment calculation, there was no amount paid as of March 31, 2011 and the accrual for the contingent earn-out payment was adjusted to $1.8 million, resulting in $338 thousand being recorded in income during the first quarter of 2011.

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
4. Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents relate primarily to funds collected on residential loans owned by the Company’s various securitization trusts (see Note 8), which are available only to pay expenses of and principal and interest on indebtedness of the securitization trusts. Restricted cash equivalents at March 31, 2011 and December 31, 2010 include short-term deposits in FDIC-insured accounts and compensating balances. Restricted cash equivalents also include $5.9 million at March 31, 2011 and December 31, 2010 held in an insurance trust account. As part of the Marix acquisition, the Company is required to maintain cash investments in support of letters of credit issued by third party banks in connection with certain Marix servicing and lease contracts in the amount of $0.8 million at March 31, 2011 and December 31, 2010.
5. Custodial Accounts
     In connection with its servicing activities, the Company has a fiduciary responsibility for servicing accounts related to borrower escrow funds and custodial funds due to investors, aggregating approximately $24.4 million and $24.0 million as of March 31, 2011 and December 31, 2010, respectively. These funds are maintained in segregated bank accounts, which do not represent assets and liabilities of the Company, and accordingly, are not reflected in the accompanying consolidated balance sheets.
6. Fair Value
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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of March 31, 2011.
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

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011	$—	$—	$1,843	$1,843

December 31, 2010	$—	$—	$1,820	$1,820

     The subordinate security consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted-average coupon rate of 9.5% and a weighted-average maturity of 18.7 years. The subordinate security has an overcollateralization level of 10.6% with a 1.2% annual loss rate.
     To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model at March 31, 2011 include the following:
•	Yield: 18.5%

•	Probability of default: 2.3%

•	Loss severity: 68.3%

•	Prepayment: 3.5%

     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and December 31, 2010 (in thousands):

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Balance at beginning of period	$1,820	$1,801
Total gains (losses):
Included in net income	—	—
Included in other comprehensive income	23	19

Balance at end of period	$1,843	$1,820

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—
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
     Carrying values, and the corresponding fair value adjustments during the period, for assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Real	Active Markets for	Significant Other	Significant
	Estate	Identical Assets	Observable Inputs	Unobservable Inputs	Fair Value
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)	Adjustment
Real estate owned:
March 31, 2011	$58,659	$—	$—	$58,659	$(1,093)
March 31, 2010	$61,951	$—	$—	$61,951	$(657)
     These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina, Louisiana and Georgia. The REO properties have a weighted-average holding period of 12 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company. The blended loss severity utilized at March 31, 2011 and 2010 was 10.0% and 19.2%, respectively.

Fair Value of Financial Instruments
     The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$58,390	$58,390	$114,352	$114,352
Restricted cash and cash equivalents	53,658	53,658	52,289	52,289
Receivables, net	2,018	2,018	2,643	2,643
Servicing advances and receivables, net	9,779	9,779	11,223	11,223
Residential loans, net	1,652,361	1,584,000	1,621,485	1,566,000
Subordinate security	1,843	1,843	1,820	1,820
Real estate owned	58,659	58,659	67,629	67,629
Financial liabilities:
Accounts payable and other accrued liabilities	32,112	32,112	33,640	33,640
Dividend payable	—	—	13,431	13,431
Mortgage-backed debt, net of deferred debt issuance costs	1,241,368	1,205,000	1,262,131	1,235,000
Servicing advance facility	—	—	3,254	3,254
Accrued interest	7,910	7,910	8,122	8,122
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
     Servicing advances and receivables — The estimated fair value of these advances approximate the carrying value due to the advances having no stated maturity, are non-interest bearing and are generally realized within a short period of time.
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

7. Servicing Advances and Receivables, net
     Servicing advances represent payments made on behalf of borrowers or on foreclosed properties in the owned and serviced for others portfolios. The Company began servicing for other investors as a result of the acquisition of Marix in November 2010. The following table presents servicing advances and receivables, net (in thousands):

	March 31, 2011	December 31, 2010
Principal and interest	$3,372	$3,285
Taxes and insurance	14,832	17,128
Other servicing advances	6,244	4,183
Subservicing fees receivable	690	783

Servicing advances and receivables	25,138	25,379
Less: Allowance for uncollectible servicing advances	(15,359)	(14,156)

Servicing advances and receivables, net	$9,779	$11,223

As of December 31, 2010, there were advances of $4.5 million pledged as collateral. The facility was terminated and repaid on March 31, 2011.
8. Residential Loans, net
     Residential loans are held for investment and consist of unencumbered residential loans and residential loans held in securitization trusts. Residential loans held in securitization trusts consist of residential loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the accounting guidance for transfers and servicing. The Company has determined that it is the primary beneficiary of the securitization trusts because (1) as the servicer the Company has the right to direct the activities that most significantly impact the economic performance of the Trusts through the Company’s ability to manage the delinquent assets of the Trusts and (2) as holder of all or a portion of the residual securities issued by the Trusts, the Company has the obligation to absorb losses of the Trusts, to the extent of its investment, and the right to receive benefits from the Trusts both of which could potentially be significant. Specifically, the Company, as servicer to the ten trusts owned by Walter Investment or Mid-State Capital, LLC or Mid-State, a wholly-owned subsidiary of Walter Investment, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created, and securitization mortgage-backed debt is reflected on the balance sheet as a liability.
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
     The assets of the securitization trusts are pledged as collateral for the mortgage-backed debt, and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans and other collateral held in securitization trusts, are not cross-collateralized and are non-recourse to the Company (see Note 11). The Company records interest income on residential loans held in securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations.

Residential loans, net are summarized in the table below (in thousands):

	March 31, 2011	December 31, 2010
Residential loans, principal balance	$1,849,274	$1,803,758
Less: Yield adjustment, net(1)	(181,993)	(166,366)
Less: Allowance for loan losses	(14,920)	(15,907)

Residential loans, net(2)	$1,652,361	$1,621,485

(1)	Yield adjustments net consists of deferred origination costs, premiums and discounts and other costs which are generally amortized over the life of the residential loan portfolio. Deferred origination costs at March 31, 2011 and December 31, 2010 were $10.4 million and $10.6 million, respectively. Premiums and discounts at March 31, 2011 and December 31, 2010 were $204.2 million and $189.5 million, respectively. Other costs, including accrued interest receivable, net of deferred gains and other costs, at March 31, 2011 and December 31, 2010 were $11.8 million and $12.5 million, respectively.

(2)	The weighted average life of the portfolio approximates 9.5 and 9 years, at March 31, 2011 and December 31, 2010, respectively, based on assumptions for prepayment speeds, default rates and losses.
Residential Loan Pool Acquisitions
     The Company acquired residential loans to be held for investment in the amount of $44.8 million adding $62.8 million of unpaid principal to the residential loan portfolio in the first quarter of 2011. There were no acquisitions during the first quarter of 2010. These acquisitions were financed with proceeds from the Company’s private placement securitization that closed on December 1, 2010, or 2010 securitization. The residential loans acquired included performing and non-performing, fixed and adjustable rate loans, on single-family, owner occupied and investor residences located within the Company’s existing southeastern United States geographic footprint.
Purchased Credit-Impaired Residential Loans — At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is generally based on the outstanding principal balance, probability of default and estimated loss given default.
     During the three months ended March 31, 2011, the Company acquired certain residential loans it deemed to be credit-impaired as detailed in the table below (in thousands). There were no credit-impaired residential loans acquired during the three months ended March 31, 2010.

Contractually required cash flows for acquired loans at acquisition	$46,779
Nonaccretable difference	(22,707)

Expected cash flows for acquired loans at acquisition	24,072
Accretable yield	(7,431)

Purchase price	$16,641

The table below sets forth the accretable yield activity for purchased credit-impaired residential loans for the period ended March 31, 2011 (in thousands):

Accretable Yield
Balance at beginning of period	$4,174
Additions	7,431
Accretion	(87)

Balance at end of period	$11,518

The table below provides additional information about purchased credit-impaired residential loans:

	March 31, 2011	December 31, 2010
Outstanding balance (a)	$72,823	$26,277
Carrying amount	25,679	9,348

(a)	Represents the sum of contractual principal and interest at the reporting date.
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
The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance, December 31	$15,907	$17,661
Provision charged to income	625	1,455
Less: Transfers to REO	(922)	(1,381)
Less: Charge-offs, net of recoveries	(690)	(411)

Balance, March 31	$14,920	$17,324

The following table summarizes the ending balance of the allowance for loan losses and the residential loan balance by basis of impairment method (in thousands):

	March 31,	December 31,
	2011	2010
Allowance for loan losses:
Loans individually evaluated for loss potential	$4,096	$3,599
Loans collectively evaluated for loss potential	10,824	12,308
Loans acquired with deteriorated credit quality	—	—

Total	$14,920	$15,907

Recorded investment in Residential Loans:
Loans individually evaluated for loss potential	$45,231	$44,737
Loans collectively evaluated for loss potential	1,596,371	1,583,315
Loans acquired with deteriorated credit quality	25,679	9,340

Total	$1,667,281	$1,637,392

Impaired Residential Loans
The following table presents loans individually evaluated for impairment which consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Amortized cost:
With no related allowance recorded:
March 31, 2011	$6,855	$8,177	$—	$9,394	$3
December 31, 2010	$11,932	$13,911	$—	$10,164	$13

With an allowance recorded:
March 31, 2011	$38,376	$41,131	$4,096	$35,591	$16
December 31, 2010	$32,805	$35,799	$3599	$39,808	$106

Purchased credit-impaired:
With no related allowance recorded:
March 31, 2011	$25,679	$39,667	$—	$15,457	$205
December 31, 2010	$9,340	$14,329	$—	$4,670	$40
With an allowance recorded:
March 31, 2011	$—	$—	$—	$—	$—
December 31, 2010	$—	$—	$—	$—	$—

Aging of Past Due Residential Loans
     Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash method of accounting. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer over 90 days past due. If a non-accrual loan is returned to accruing status the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not fully collectible. The following table presents the aging of the residential loan portfolio (in thousands).

	30-59	60-89	Greater			Total	Non-	Recorded
	Days Past	Days Past	Than 90	Total		Residential	Accrual	Investment >
	Due	Due	Days	Past Due	Current	Loans	Loans	90 Days and Accruing
Amortized Cost:

March 31, 2011	$19,825	$8,556	$51,456	$79,837	$1,587,444	$1,667,281	$51,456	$—
December 31, 2010	$24,262	$8,274	$43,355	$75,891	$1,561,501	$1,637,392	$43,355	$—
Credit Risk Profile Based on Delinquencies
     Factors that are important to managing overall credit quality and minimizing loan losses are sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound nonaccrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. Monitoring of the residential loan increases when the loan is delinquent. The Company considers all loans 30 or more days past due to be non-performing. The classification of delinquencies, and thus the non-performing calculation, excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
The following table presents residential loans by credit quality indicator (in thousands):

	March 31, 2011	December 31, 2010
Performing	$1,587,444	$1,561,501
Non-performing	79,837	75,891

Total	$1,667,281	$1,637,392

9. Loan Servicing Portfolio — Third Party Servicing
     The Company services mortgage loans for itself and, with the acquisition of Marix, for third party investors. The Company earns servicing income from it’s third party servicing portfolio. The Company’s geographic diversification of its serviced for others portfolio, based on outstanding unpaid principal balance, or UPB, is as follows (in thousands, except for number of loans):

	Number of	UPB	Percentage of	Number of	UPB	Percentage of
	Loans	March 31,	Total	Loans	December 31,	Total
	March 31, 2011	2011	March 31, 2011	December 31, 2010	2010	December 31, 2010
California	836	$349,906	23.2%	700	$291,192	21.6%
Florida	852	210,813	14.0	882	216,300	16.0
New York	458	180,461	12.0	422	163,466	12.1
New Jersey	260	79,309	5.3	232	71,875	5.3
Other < 5%	3,684	685,241	45.5	3,303	605,496	45.0

	6,090	$1,505,730	100.0%	5,539	$1,348,329	100.0%

10. Subordinate Security
     The Company’s subordinate security totaled $1.8 million at March 31, 2011 and December 31, 2010. The subordinate security was acquired as part of the Merger with Hanover and is summarized as follows (in thousands):
     Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.

	March 31, 2011	December 31, 2010
Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	$1,612	$1,612

Unrealized gain	231	208

Carrying value (fair value)	$1,843	$1,820

11. Mortgage-Backed Debt and Related Collateral
Mortgage-Backed Debt
     The securitization trusts beneficially owned by Mid-State Capital, are the depositors under the Company’s outstanding mortgage-backed and asset-backed notes or the Trust Notes, which consist of eight separate series of public debt offerings and two private offering. Hanover Capital Grantor Trust, acquired from Hanover as part of the Merger, is a public debt offering.
     These eleven trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by $1.7 billion of assets, including residential loans, REO and restricted cash and cash equivalents. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. The Company services the collateral underlying the ten securitization trusts owned by the Company and Mid-State Capital.
     The securitization trusts contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes REO, was at 11.35% compared to a trigger level of

8.00%. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1, which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of the Company’s other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.
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

Collateral for Mortgage-Backed Debt
     The following table summarizes the collateral for the mortgage-backed debt as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Residential loans of securitization trusts, principal balance	$1,663,807	$1,682,138
Real estate owned	33,569	38,234
Restricted cash and cash equivalents	43,149	42,859

Total mortgage-backed debt collateral	$1,740,525	$1,763,231

12. Servicing Revenue and Fees
The Company’s third party servicing operations began as a result of the acquisition of Marix in November 2010. The following table presents servicing fees (in thousands):

March 31, 2011
Servicing fees	$1,026
Incentive fees	880
Other servicing fees	598
Other ancillary fees	433

Servicing revenues and fees	$2,937

13. Share Based Compensation
     The Company’s share-based compensation expense has been reflected in the consolidated statements of income in salaries and benefits expense. There were no options or non-vested share-based awards granted during the three months ended March 31, 2011.
14. Credit Agreements
     On April 20, 2009, the Company entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. As of March 31, 2011, no funds have been drawn under any of the credit agreements and the Company is in compliance with all covenants. The credit agreements were cancelled on or before April 6, 2011.
15. Servicing Advance Facility
     As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility, between Marathon Distressed Subprime Fund L.P., as a lender, an affiliate of Marathon, and Marix as a borrower. The note rate on the Servicing Facility is LIBOR plus 6.0%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.
     On September 9, 2009, Marix entered into a Servicing Advance Financing Facility Agreement, or Second Facility, between Marathon Structured Finance Fund L.P. as an agent and a lender, an affiliate of Marathon, and Marix as a borrower. The rate on this agreement was converted from one-month LIBOR plus 6.0% to one-month LIBOR plus 3.5% on March 31, 2010. The facility was set to terminate on March 31, 2010, but was extended for twelve months to March 31, 2011. The maximum borrowing capacity on the Second Facility was $2.5 million.

     The collateral for this servicing advance facility represents servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with Marathon, and such advances include principal and interest, taxes and insurance, and corporate advances. During the first quarter of 2011, the Company paid off the servicing advance facilities.
16. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of	Net
	Additional	Unrealized	Net
	Postretirement	Gain on	Amortization of
	Employee Benefits	Subordinate	Realized Gain on
	Liability	Security	Closed Hedges	Total
Balance at December 31, 2010	$686	$208	$357	$1,251
Pre-tax amount	(122)	23	(45)	(144)
Tax benefit	14	—	—	14

Balance at March 31, 2011	$578	$231	$312	$1,121

17. Common Stock and Earnings Per Share
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

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	For the Quarter Ended March 31,
	2011	2010

Basic earnings per share:
Net income	$3,490	$8,112

Less: net income allocated to unvested participating securities	(36)	(113)

Net income available to common stockholders (numerator)	3,454	7,999
Weighted-average common shares	25,779	25,657
Add: vested participating securities	817	686

Total weighted-average common shares outstanding (denominator)	26,596	26,343

Basic earnings per share	$0.13	$0.30

Diluted earnings per share:
Net income	$3,490	$8,112
Less: net income allocated to unvested participating securities	(35)	(113)

Net income available to common stockholders (numerator)	3,455	7,999
Weighted-average common shares	25,779	25,657
Add: Potentially dilutive stock options and vested participating securities	952	746

Diluted weighted-average common shares outstanding (denominator)	26,731	26,403

Diluted earnings per share	$0.13	$0.30

     The calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 does not include less than 0.1 million and 0.2 million shares, respectively, because their effect would have been anti-dilutive.
18. REIT Qualification
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company’s continuing qualification as a REIT depends on (a) the Board of Directors’ determination that it remains in the best interests of the Company to continue to be taxed as a REIT, and (b) its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As a REIT, the Company will generally not be subject to United States, or U.S., federal corporate income tax on its taxable income that is currently distributed to stockholders. Even as a REIT, the Company may be subject to U.S. federal income and excise taxes in various situations, such as on the Company’s undistributed income. We expect that upon consummation of the Green Tree acquisition we will no longer qualify as a REIT.
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
     If the Company elects or otherwise fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income and applicable state and local tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it fails to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property.

19. Income Taxes
     The Company recorded income tax expense of $0.1 million for each of the three months periods ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, an estimated tax rate of 4.0% and 1.6%, respectively, was used to derive income tax expense of $0.1 million for each period, calculated on income from operations, before taxes, of $3.6 million and $8.2 million, respectively. The increase in estimated tax rate was due to our taxable TRSs net income representing a greater portion of the net income than in the prior year first quarter.
     The Company recognizes tax benefits in accordance with the guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $7.7 million.
20. Transactions with Walter Energy
     Following the spin-off, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities relating to certain tax and litigation exposure.
21. Commitments and Contingencies
Securities Sold with Recourse
     In October 1998, Hanover sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of March 31, 2011, the unpaid principal balance of the 13 remaining mortgage securities was approximately $1.4 million.
Employment Agreements
     At March 31, 2011, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.
Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off and Merger. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. According to Walter Energy’s most recent public filing on Form 10-K, they state that the IRS has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding. Finally, Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that they believe that they have sufficient accruals to address any claims, including interest and penalties. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
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
Other Tax Exposure
     On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company has contested the assessment and believes that the Company did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code. As of the time of filing, ADOR has yet to respond to the Company’s appeal of the preliminary assessment.
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
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2010, filed in our Annual Report on Form 10-K on March 8, 2011. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 8, 2011 and detailed from time to time in our other securities filings with the SEC.
     In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; the availability of suitable qualifying investments for the proceeds of our November 2010 secondary offering and risks associated with any such investments we may pursue; the availability of additional investment capital and suitable qualifying investments, and risks associated with the expansion of our business activities, including risks associated with expanding our business outside of our current geographic footprint and/or expanding the scope of our business to include activities not currently undertaken by our business; limitations imposed on our business due to our real estate investment trust, or REIT, status and our continued qualification as a REIT for federal income tax purposes; financing sources and availability, and future interest expense; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, changes to licensing requirements, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third party claims against us; the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs and the effects of competition from a variety of local, regional, national and other mortgage servicers.
     On November 2, 2010, the Company closed on a securities purchase agreement to acquire 100% of the ownership interests of Marix, a mortgage servicing business. See Note 3 for further information on this acquisition. Risks and uncertainties related to this acquisition include, but are not limited to, losses incurred in the Marix business, our inability to reduce or eliminate such losses as quickly as anticipated, our ability to retain existing licenses in jurisdictions in which Marix does business, our inability to integrate the Marix business and/or to achieve anticipated synergies, and our inability to grow the Marix business as quickly as anticipated.
     On March 25, 2011, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the ownership interests in GTCS Holdings, LLC. See Note 3 for further information on this acquisition. The risks and uncertainties include, but are not limited to, the satisfactory completion of all conditions precedent to the closing of the proposed transaction in accordance with the terms and conditions of the purchase agreement, including the receipt of regulatory and customer approvals; the negotiation, execution and delivery of definitive financing agreements and the satisfaction of all conditions precedent that will be contained therein; the completion of asset sales contemplated by the purchase agreement; the obligation to pay a termination fee under the purchase agreement in certain circumstances if the closing does not occur; and anticipated growth of the specialty servicing sector. See Part II, Item IA, “Risk Factors”, for additional risks and uncertainties related to this acquisition.
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
The Company
     We are a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans primarily in the southeastern United States, or U.S. The Company originates, purchases, and provides property insurance for residential loans. The Company also provides ancillary mortgage advisory services. At March 31, 2011, the Company had five wholly owned, primary subsidiaries: Hanover Capital Partners 2, Ltd., doing business as Hanover Capital, Walter Mortgage Company, LLC, or WMC, Best Insurors, Inc., or Best, Walter Investment Reinsurance Company, Ltd., or WIRC, and Marix Servicing LLC, or Marix.
Basis of Presentation
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
Acquisitions
     GTCS Holdings, LLC
     On March 28, 2011, we executed a Membership Interest Purchase Agreement to purchase GTCS Holdings LLC, or Green Tree, in a transaction valued at $1.065 billion. Green Tree, based in St. Paul, Minnesota, is a leading independent, fee-based business services company which provides high-touch, third-party servicing of credit-sensitive consumer loans. We will issue approximately 1.8 million shares of common stock to the seller; assume approximately $18 million of existing Green Tree debt, and issue approximately $765 million of new debt which, together with cash, will be used to acquire the equity of Green Tree, repay certain existing Green Tree corporate indebtedness, and pay fees and expenses of the transaction. In addition, we will have access to a $45 million revolving line of credit. The transaction is subject to receipt of government approvals, third-party consents and the satisfaction of other customary closing conditions. We expect to complete the transaction in the third quarter of 2011.
     Marix Servicing, LLC
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
     The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability would be recognized in the earnings of that period. Based upon the results of the first quarter earn-out payment calculation there was no amount paid as of March 31, 2011 and the accrual for the contingent earn-out payment was adjusted to $1.8 million, resulting in $338 thousand being recorded in income during the first quarter of 2011.

Critical Accounting Policies
     The significant accounting policies used in preparation of our consolidated financial statements are described in Note 2 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2011. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Results of Operations
     For the three months ended March 31, 2011 and 2010, we reported net income of $3.5 million and $8.1 million, respectively. The main components of the change in net income for the three months ended March 31, 2011 and 2010 are detailed in the following table (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
Net interest income:
Interest income	$41,355	$41,628	$(273)
Less: Interest expense	20,392	21,003	(611)

Total net interest income	20,963	20,625	338
Less: Provision for loan losses	625	1,455	(830)

Total net interest income after provision for loan losses	20,338	19,170	1,168

Non-interest income:
Premium revenue	2,032	2,691	(659)
Servicing revenue and fees	2,937	—	2,937
Other income, net	699	760	(61)

Total non-interest income	5,668	3,451	2,217

Total non-interest expenses:
Total non-interest expenses	22,373	14,378	7,995

Income before income taxes	3,633	8,243	(4,610)
Income tax expense	143	131	12

Net income	$3,490	$8,112	$(4,622)

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

The following table summarizes the average balance, interest and weighted average yield on residential loan assets and mortgage-backed debt for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2011			2010
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield

Assets

Residential loans	$1,652,337	$41,355	10.01%	$1,649,834	$41,628	10.09%

Liabilities
Mortgage-backed debt	$1,271,028	$20,392	6.42%	$1,255,917	$21,003	6.69%

Net interest spread (1)(3)		$20,963	3.59%		$20,625	3.40%
Net interest margin (2)(3)			5.07%			5.00%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing the net interest spread by total average interest-earning assets.

(3)	Annualized.
Net Interest Spread
     Net interest spread of 3.59% for the three months ended March 31, 2011 increased as compared to 3.40% in the same period of 2010, due primarily to a decrease in interest expense and higher yields on the recently acquired residential loans. The decrease in interest expense is due to the declining balances on older trusts with higher interest rates. The average prepayment rate for the portfolio was 2.2% for the three months ended March 31, 2011, as compared to 2.3% in the same period of 2010.
Net Interest Margin
     Net interest margin increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to decreased interest expense due to the declining debt balances on older trusts with higher interest rates and the 2010 securitization at a weighted average interest cost of 4.56%.
Provision for Loan Losses
     The provision for loan losses decreased for the three months ended March 31, 2011, as compared to the same period in 2010. The decrease from the prior year period was primarily driven by improving economic trends, including lower unemployment rates, which supports assumptions for lower default rates.
Non-Interest Income
     The increase in non-interest income for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to additional subservicing revenues and fees related to the Marix acquisition offset by lower premium revenues in the insurance business, lower collections on insurance advances and a decline in advisory revenues.
Non-Interest Expenses
     The increase in non-interest expenses for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily a result of $4.0 million of higher servicing and overhead costs related to the Marix acquisition and $3.0 million of transaction costs related to the acquisition of Green Tree. These increases are offset by the prior year quarter including a severance charge of $0.7 million associated with certain senior management changes. Additionally, we recorded a $1.1 million adjustment for a decline in value on REO properties and had an increase of $0.5 million in tax and escrow advances.

Income Taxes
     The increase in income tax expense for the three months ended March 31, 2011, as compared to the same period in 2010 was due to taxable activities of our TRSs.
Additional Analysis of Residential Loan Portfolio
Allowance for Loan Losses
     The following tables show information about the allowance for loan losses for the periods presented (in thousands):

		Allowance
		as a % of
	Allowance for	Residential
	Loan Losses	Loans (1)
March 31, 2011	$14,920	0.89%
December 31, 2010	$15,907	0.97%

	Net Losses and	Net Losses and
	Charge-offs	Charge-offs as a %
	Deducted from the	of Average
	Allowance (3)	Residential Loans (2)
March 31, 2011	$17,716 (4)	1.07	% (4)
December 31, 2010	$14,799	0.90%

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(2)	The charge off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses.

(3)	Management’s calculation of the charge-off ratio incorporates an economic view which considers all costs through disposition of the REO property as a charge-off.

(4)	Annualized.

     The following table summarizes activity in the allowance for loan losses in our residential loan portfolios, net for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance, December 31	$15,907	$17,661
Provision charged to income	625	1,455
Less: Transfers to REO	(922)	(1,381)
Less: Charge-offs, net of recoveries	(690)	(411)

Balance, March 31	$14,920	$17,324

Delinquency Information
     The following table presents information about delinquencies in our residential loan portfolios:

	March 31, 2011	December 31, 2010
Total number of residential loans outstanding	33,971	33,801
Delinquencies as a percent of number of residential loans outstanding:
31-60 days	0.88%	1.12%
61-90 days	0.36%	0.39%
91 days or more	2.11%	1.99%

	3.35%	3.50%

Principal balance of residential loans outstanding (in thousands)	$1,849,274	$1,803,758
Delinquencies as a percent of amounts outstanding:
31-60 days	1.26%	1.54%
61-90 days	0.55%	0.49%
91 days or more	2.92%	2.65%

	4.73%	4.68%
     The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	March 31, 2011	December 31, 2010
Residential loans
Number of loans	720	672
Unpaid principal balance (in millions)	$53.8	$47.8

Portfolio Characteristics
     The weighted average original loan-to-value, or LTV, dispersion of our residential loan portfolios is 89.00% as of both March 31, 2011 and December 31, 2010. The LTV dispersion of our portfolio as follows:

	March 31, 2011	December 31, 2010
0.00 - 70.00	2.33%	2.03%
70.01 - 80.00	5.14%	4.14%
80.01 - 90.00 (1)	63.60%	65.82%
90.01 -100.00	28.93%	28.01%

Total	100.00%	100.00%

(1)	For those residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
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
     The refreshed weighted average FICO score of the loans in our residential loan portfolios, refreshed as of December 31, 2010, was 585 and 584 as of March 31, 2011 and December 31, 2010, respectively. The refreshed FICO dispersion of our portfolio is as follows:

	March 31, 2011	December 31, 2010
<=600	55.36%	55.11%
601 - 640	14.04%	13.71%
641 - 680	9.56%	9.25%
681 - 720	4.93%	4.86%
721 - 760	2.72%	2.77%
761-800	2.26%	2.37%
>=801	0.93%	0.96%
Unknown or unavailable	10.20%	10.97%

Total	100.00%	100.00%

     Our residential loans are concentrated in the following states:

	March 31, 2011	December 31, 2010
Texas	34.53%	34.62%
Mississippi	14.26%	14.67%
Alabama	7.97%	8.23%
Florida	7.13%	6.78%
Louisiana	6.10%	6.24%
South Carolina	5.59%	5.64%
Others (1)	24.42%	23.82%

Total	100.00%	100.00%

(1)	Other consists of loans in 40 states, individually representing a concentration of less than 5%.
     Our residential loans outstanding were originated in the following periods:

	March 31, 2011	December 31, 2010
Year 2011 Origination	2.05%
Year 2010 Origination	3.71%	4.07%
Year 2009 Origination	3.18%	3.39%
Year 2008 Origination	8.96%	8.42%
Year 2007 Origination	15.89%	14.25%
Year 2006 Origination	10.43%	10.93%
Year 2005 Origination	7.41%	7.69%
Year 2004 Origination and earlier	48.37%	51.25%

Total	100.00%	100.00%

Real Estate Owned
     The following table presents information about foreclosed property (dollars in thousands):

	Units	Balance
Balance as of December 31, 2010	1,041	$67,629
Foreclosures and other additions, at fair value	242	14,120
Financed sales	(349)	(20,609)
Cash sales to third parties and other dispositions	(25)	(1,388)
Fair value adjustment	—	(1,093)

Balance as of March 31, 2011	909	$58,659

Liquidity and Capital Resources
Overview
     Our principal sources of funds are our existing cash balances, monthly principal and interest payments we receive from our unencumbered residential loan portfolio, cash releases from our securitized residential loan portfolio, and proceeds from other financing activities. An additional source of liquidity is the mortgage-backed debt that we purchased during 2010 and 2011 in the open market. We currently intend the purchases to be a temporary investment of excess cash. As needed, we may recover this liquidity by either selling the bonds or using the bonds as collateral for a repurchase facility. We generally use our liquidity for our operating costs, to make additional investments and to make dividend payments.
     Our securitization trusts are consolidated for financial reporting purposes under GAAP. Our results of operations and cash flows include the activity of these Trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the Trusts and serve to only repay the obligations of the Trusts unless certain overcollateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the Trusts can only be paid if there are sufficient cash flows from the underlying collateral. As of March 31, 2011, total debt decreased $21.1 million as compared to December 31, 2010 due to current year repayments and a debt extinguishment of $1.4 million.
     The securitization trusts contain delinquency and loss triggers, that, if exceeded, allocate in any excess overcollateralization going to paying down the outstanding mortgage-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to us. Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provide any excess cash flow to us. The delinquency rate for trigger calculations, which includes REO, was at 11.35% compared to a trigger level of 8.00%. However, this is an improvement from a level of 13.24% one year prior. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1 which exceeded its trigger and the recently cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.
     We believe that, based on current forecasts and anticipated market conditions, funding generated from the residential loans will be sufficient to meet operating needs. However, we anticipate having to monetize our existing unencumbered residential loan portfolio, as well as the mortgage-backed debt securities we are currently holding to have sufficient funds to close the proposed Green Tree acquisition. Our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Mortgage-Backed Debt
     We have historically funded our residential loans through the securitization market. As of March 31, 2011, we had ten separate non-recourse securitization trusts for which we service the underlying collateral and one non-recourse securitization for which we do not service the underlying collateral. These eleven trusts have an aggregate of $1.3 billion of outstanding debt, collateralized by residential loans with a principal balance of $1.7 billion and REO with a fair value of $33.6 million. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we have the power to direct the activities that most significantly impact the economic performance of the securitization trusts and our investment in the subordinate debt, if any, and residual interests provide us with the obligation to absorb losses or the right to receive benefits that are significant, we have consolidated the securitization trusts and treat the residential loans as our assets and the related mortgage-backed debt as our debt.

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
Credit Agreements
     In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements were due to mature on April 20, 2011. As of March 31, 2011, no funds have been drawn under any of the credit agreements and we are in compliance with all covenants. These agreements were terminated by the Company on or before April 6, 2011.
Sources and Uses of Cash
     The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash flows provided by operating activities	$3,589	$6,254
Cash flows (used in) provided by investing activities	(21,912)	27,347
Cash flows used in financing activities	(37,639)	(36,585)

	$(55,962)	$(2,984)

     Operating activities. Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2011 as compared to $6.3 million for the same period in 2010. During the three months ended March 31, 2011 and 2010, the primary sources of cash in operating activities were the income generated from our portfolio and our ancillary businesses.
     Investing activities. Net cash (used in) provided by investing activities was $(21.9) million for the three months ended March 31, 2011 as compared to $27.3 million for the same period in 2010. For the three months ended March 31, 2011 and 2010, the primary source of cash from investing activities was provided by principal payments received on our residential loans of $23.5 million and $24.7 million, respectively. During the three months ended March 31, 2011, cash of $44.8 million was used to purchase of residential loans.
     Financing activities. Net cash used in financing activities was $37.6 million for the three months ended March 31, 2011 as compared to $36.6 million for the same period in 2010. For the three months ended March 31, 2011 and 2010, net cash used in financing activities was primarily for principal payments on our mortgage-backed debt as well as the payment of dividends to our stockholders.
     One of the financial metrics on which we focus is our sources and uses of cash. As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we provide the table below which sets forth, for the periods indicated, our sources and uses of cash (in millions). The cash balance at the beginning and ending of each period of 2011 and 2010 are GAAP amounts and the sources and uses of cash are organized in a manner consistent with how management monitors the cash flows of our business. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows for the respective periods. The table excludes the gross cash flows generated by our securitization trusts as those amounts are generally not available to us. The table does include the cash releases distributed to us as a result of our investment in the residual interests of the securitization trusts.

	Three Months Ended
	March 31,
	2011	2010
Beginning cash and cash equivalents balance	$114.4	$99.3

Principal sources of cash:
Cash collections from the unencumbered portfolio	4.3	11.9
Cash releases from the securitized portfolio	16.7	10.0
Cash flow from ancillary business revenue	5.3	2.9

	26.3	24.8

Other sources of cash:
Other	—	0.1

Total sources of cash	26.3	24.9

Principal uses of cash:
Claims paid	(1.0)	(0.9)
Operating expenses paid	(17.6)	(12.5)
Servicing advances, net	(0.4)	—

	(19.0)	(13.4)

Other uses of cash:
Purchases of residential loans	(44.8)	—
Dividends and dividend equivalents paid	(13.4)	(13.2)
Mortgage-backed debt extinguishment	(1.3)	—
Other	(3.8)	(1.3)

Total uses of cash	(82.3)	(27.9)

Net uses of cash	(56.0)	(3.0)

Ending cash and cash equivalents balance	$58.4	$96.3

     Our principal business cash flows are those associated with managing our portfolio and totaled $7.3 million for the three months ended March 31, 2011, down $4.1 million from the three months ended March 31, 2010, as the combined cash collections and releases from our unencumbered and securitized residential loan portfolios decreased by $0.9 million due primarily to the declining balance nature of the existing portfolio and a decline in the level of voluntary prepayments offset partially by the cash flows associated with newly acquired residential loans. Principal cash flows also declined due to an increase in cash operating experiences as a result of the Marix acquisition. Cash flows from ancillary business revenues also increased due to the Marix acquisition.
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
     During the first quarter of 2011, we deployed $44.8 million of the proceeds from our 2010 securitization to purchase pools of residential loans. We expect our future sources of cash will continue to be generated from our existing residential loan and servicing revenues from Marix and Green Tree.
     On March 28, 2011, we announced the definitive agreement to acquire Green Tree in a transaction valued at $1.065 million. As a result of the proposed transaction, we plan to issue approximately $1.8 million shares of common stock to the seller, assume approximately $18 million of existing Green Tree corporate debt, and issue $765 million of new debt which has been fully committed by Credit Suisse and The Royal Bank of Scotland plc and which, together with cash, will be used to acquire the equity of Green Tree, repay certain existing Green Tree indebtedness and pay fees and expenses of the transaction. In addition, we will have access to a $45 million revolving line of credit. During the second quarter of 2011, we plan to monetize certain of our unencumbered assets to generate cash for the proposed acquisition of Green Tree. All significant free cash flow will be committed to de-levering the Company.
Off-Balance Sheet Arrangements
     As of March 31, 2011, we retained credit risk on 13 remaining mortgage securities totaling $1.4 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
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
     We expect that upon consummation of the Green Tree acquisition we will no longer qualify as a REIT. The expected change to our REIT status will be retroactive to January 1, 2011. All future distributions will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Qualitative Information on Market Risk
     We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, real estate risk and inflation risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.
Credit Risk
     Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio as of March 31, 2011 consisted of securitized residential loans with a principal balance of $1.7 billion and approximately $0.1 million of unencumbered residential loans.
     The residential loans were predominantly credit challenged, non-conforming loans with an average LTV ratio at origination of approximately 89% and average borrower credit core of 585. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
     The $1.6 billion carrying value of residential loans and other collateral of securitization trusts are permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $311 million, which approximates our residual interest in the securitization trusts.
     When we purchase residential loans, the credit underwriting process varies depending on the pool characteristics, including loan seasoning or age, LTV ratios, payment histories and counterparty representations and warranties. We perform a due diligence review of potential acquisitions which may include a review of the residential loan documentation, appraisal reports and credit underwriting. Generally, an updated property valuation is obtained.

Interest Rate Risk
     Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposures relate to the interest rates on mortgage-backed debt of the Trusts and the yields on our residential loan portfolios and prepayments thereof.
     Our fixed-rate residential loan portfolio had $1.8 billion of unpaid principal as of March 31, 2011 and December 31, 2010, and fixed-rate mortgage-backed debt was $1.2 billion and $1.3 billion as of March 31, 2011 and December 31, 2010, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.
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
     We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net earnings, and cash flow.
Liquidity Risk
     Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay mortgage-backed debt of the Trusts, fund and maintain the portfolio, and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times.
     Our principal sources of liquidity are the mortgage-backed debt of the Trusts we have issued to finance our residential loans held in securitization trusts, the principal and interest payments received from unencumbered residential loans, cash releases from the securitized portfolio and cash proceeds from the issuance of our equity and other financing activities. We believe these sources of funds will be sufficient to meet our liquidity requirements prior to the proposed acquisition of Green Tree.
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

Effect of Governmental Initiatives on Market Risk
     As a result of ongoing challenges facing the United States economy, new laws and regulations have been and may continue to be proposed that impact the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted and signed into law. The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products, including provisions addressing mortgage reform as well as provisions affecting corporate governance and executive compensation at all publicly-traded companies. The Act also requires securitizers of asset-backed securities to retain an economic interest (generally 5%) in the credit risk of the securitized asset. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to our Company.
     In addition, state governments have become increasingly involved in regulating mortgage servicing activities, particularly as it pertains to processes and procedures surrounding mortgage modifications. It is difficult to determine at this time what effects these actions may have on our business, but a minimum they would likely extend the foreclosure process in some cases.
Quantitative Information on Market Risk
     Our future earnings are sensitive to a number of market risk factors; changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. There were no material changes to our quantitative information as of March 31, 2011 as compared to December 31, 2010.

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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
     As discussed in Note 21 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factors below, relating to the Green Tree acquisition there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Completion of the Green Tree acquisition is conditioned upon the receipt of various regulatory and customer consents. If such consents are delayed, not obtained or are subject to conditions that become applicable to the parties, the completion of the acquisition may be delayed or jeopardized or the anticipated benefits of the acquisition could be reduced.
     Completion of the acquisition of Green Tree is conditioned upon the receipt of various regulatory and customer consents. Although the Company, Green Tree and Green Tree’s seller have agreed in the acquisition agreement to use their reasonable best efforts to obtain the necessary consents, there can be no assurance that they will be granted. In addition, the relevant governmental authorities have broad discretion in administering the governing regulations. As a condition to approval of the change in control of Green Tree, these governmental authorities may require that the Company file new applications for licenses, or impose requirements, limitations or costs, or place restrictions on the conduct of our business after the completion of the acquisition. If either the Company or Green Tree becomes subject to any term, condition, obligation or restriction the imposition of such term, condition, obligation or restriction could delay or adversely affect the ability to operate the Green Tree business as currently operated or integrate Green Tree’s operations into our operations, reduce the anticipated benefits of the acquisition or otherwise adversely affect our business and results of operations after the completion of the acquisition.
The Company’s and Green Tree’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the acquisition.
     Parties with which the Company and Green Tree do business, including current and potential customers, may experience uncertainty associated with the transaction, including with respect to current or future business relationships with the Company, Green Tree, or the combined business. The Company’s or Green Tree’s business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, Green Tree, or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the acquisition or termination of the acquisition agreement.
Failure to complete the acquisition could negatively impact our stock price and the future business and financial results.
     If the acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the acquisition, we would be subject to a number of risks, including the following:
•	We may experience negative reactions from the financial markets and from our customers and employees;

•	We may be required to pay GTH LLC, the seller of Green Tree, a termination fee of $50 million if the acquisition is terminated under certain circumstances;

•	We will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed.
     There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, financial results and stock price. In addition, we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the acquisition agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.
We could be obligated to pay significant termination fees to GTH LLC if the acquisition agreement is terminated under certain circumstances.
     Under the acquisition agreement, either the Company or GTH Holdings LLC may terminate the acquisition agreement under certain circumstances if the acquisition is not completed by August 31, 2011 (subject to extension of thirty days by either party under certain circumstances). Under certain circumstances, we may be required to pay GTH Holdings a termination fee of $50 million depending on the basis for termination.
We are obligated to consummate the acquisition of Green Tree whether or not we are able to obtain financing or raise sufficient capital to pay the purchase price.
     Under the acquisition agreement we are obligated to consummate the acquisition of Green Tree whether or not we are able to obtain financing or raise sufficient capital to pay the purchase price. We could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the acquisition agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price. While we have entered into a commitment letter with Credit Suisse AG, Credit Suisse Securities (USA) LLC, The Royal Bank of Scotland plc, RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A. and Morgan Stanley Senior Funding, Inc. pursuant to which they have committed to provide financing under senior secured facilities aggregating up to $810 million, their commitment is subject to the conditions contained therein. Accordingly, we cannot assure you that such financing will be available upon acceptable terms or at all. In addition, in order to have sufficient capital to pay the purchase price it will be necessary for us to sell certain assets of the Company. We cannot assure you that we will receive fair value for the assets to be sold, nor that we will receive sufficient capital from such sales to pay the difference between the purchase price and the amount of the purchase price to be financed.
After completion of the acquisition, we may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of our common stock.
     The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Green Tree. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:
•	our ability to successfully combine the businesses of the Company and Green Tree;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more than the value we will derive from the acquisition;

•	the reduction of our cash available for operations and other uses, and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of certain known and unknown liabilities of Green Tree.
     If we are not able to successfully combine the businesses of the Company and Green Tree within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected. The Company and Green Tree have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key Company and Green Tree employees, the disruption of each company’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Green Tree into our operations in order to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:
•	combining the companies’ business development and operations;

•	integrating the companies’ technologies and services;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	maintaining existing agreements with customers and avoiding delays in entering into new agreements with prospective customers and suppliers; and

•	coordinating geographically dispersed organizations;
     In addition, at times, the attention of certain members of the companies’ management and resources may be focused on the completion of the acquisition and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each of the companies’ ongoing business and the business of the combined company.
The Green Tree business is significantly larger than the Company’s business and therefore may subject the combined business to greater scrutiny by state and federal regulators than preciously experienced by our Company.
     As a result of the high residential mortgage foreclosure rate in general and reports of improper servicing practices by some mortgage servicers in particular, the mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is more likely to target larger servicing organizations like Green Tree than smaller organizations like the Company. As an example, the State Attorney’s General of all fifty states have targeted several of the largest banks in the US for review and reform of their servicing practices. Similarly, in November of 2010 the Federal Trade Commission, or FTC, issued subpoenas to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. While it is not believed that Green Tree has operated its business other than in compliance with law, and Green Tree has represented in the acquisition agreement that it has operated its business in compliance in all material respects with material laws applicable to its business, we cannot guarantee that the FTC’s investigation will not reveal violations with law or regulation that may adversely affect Green Tree’s business. Moreover, as a significantly larger company than, the combined business is more likely to be investigated and we cannot assure you that such investigations would not reveal any improprieties in Green Tree’s past or present operations.
The Company and Green Tree may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.
     Uncertainty about the effect of the acquisition on the companies’ employees may have an adverse effect on the Company or Green Tree, and consequently the combined business. This uncertainty may impair the companies’ respective ability to attract, retain and motivate key personnel until the acquisition is completed. Employee retention may be particularly challenging during the pendency of the acquisition, as employees of the Company or Green Tree may experience uncertainty about their future roles with the combined business. Additionally, certain of Green Tree’s officers and employees may own interests in the Green Tree’s parent and, if the acquisition is completed, may therefore be entitled to a portion of the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees of either company depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.
Our level of indebtedness will increase substantially upon completion of the acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs.
     Upon completion of the acquisition, we will have incurred acquisition debt financing of up to $810 million, which will replace debt outstanding under Green Tree’s existing senior secured credit facilities. Covenants and terms to which we have agreed or may agree in connection with the acquisition debt financing, and our substantial increased indebtedness and higher debt-to-equity ratio following completion of the acquisition in comparison to our and Green Tree’s recent historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be significantly greater than the percentages of cash flows required to service our or Green Tree’s indebtedness prior to the transaction. The increased levels of indebtedness could also reduce funds available for our capital expenditures and other activities, and may create competitive disadvantages for us relative to other companies with lower debt levels.
We will incur significant transaction and acquisition-related costs in connection with the acquisition.
     We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. We will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Dated: May 6, 2011

By:	/s/ Kimberly A. Perez
Kimberly A. Perez
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 6, 2011

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC

3.1	(2)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(2)	By-Laws of Registrant, effective April 17, 2009.

10.1	(3)	Membership Interest Purchase Agreement, dated as of March 25, 2011, by and among GTH LLC, GTCS Holdings LLC and the Company

10.2	(3)	Debt Commitment Letter with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc. and Royal Bank of Scotland PLC

10.3	(4)	Amended and Restated Debt Commitment Letter, dated as of April 25, 2011, with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc., Royal Bank of Scotland PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A. and Morgan Stanley Senior Funding, Inc.

31.1	(5)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(5)	Certification by Kimberly A. Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(5)	Certification by Mark J. O’Brien and Kimberly A. Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2011.

(4)	Incorporated by reference to Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011.

(5)	Filed herewith