Form 10-Q
period 2011-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2011-08-08
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 27,642,619 shares of common stock outstanding as of August 3, 2011.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4
Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2011 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. (Removed and Reserved)	56
Item 5. Other Information	56
Item 6. Exhibits	56
Signatures	57
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$289,947	$114,352
Restricted cash and cash equivalents	53,591	52,289
Receivables, net	1,287	2,643
Servicing advances and receivables, net	8,979	11,223
Residential loans, net of allowance for loan losses of $13,234 and $15,907, respectively	1,632,887	1,621,485
Subordinate security	1,844	1,820
Real estate owned, net	56,244	67,629
Deferred debt issuance costs	23,949	19,424
Deferred income tax asset, net	222	221
Other assets	4,151	4,404

Total assets	$2,073,101	$1,895,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$43,493	$33,640
Dividend payable	—	13,431
Mortgage-backed debt	1,463,357	1,281,555
Servicing advance facility	—	3,254
Accrued interest	9,386	8,122

Total liabilities	1,516,236	1,340,002

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares
Issued and outstanding — 0 shares at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares
Issued and outstanding — 25,830,087 and 25,785,693 shares at June 30, 2011 and December 31, 2010, respectively	259	258
Additional paid-in capital	128,702	127,143
Retained earnings	426,931	426,836
Accumulated other comprehensive income	973	1,251

Total stockholders’ equity	556,865	555,488

Total liabilities and stockholders’ equity	$2,073,101	$1,895,490

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

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$44,424	$42,859
Residential loans, net of allowance for loan losses of $12,929 and $15,217, respectively	1,629,951	1,527,830
Real estate owned, net	36,438	38,234
Deferred debt issuance costs	21,873	19,424

Total assets	$1,732,686	$1,628,347

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Accounts payable and other accrued liabilities	$1,357	$471
Mortgage-backed debt	1,463,357	1,281,555
Accrued interest	9,386	8,122

Total liabilities	$1,474,100	$1,290,148

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net interest income:
Interest income	$42,029	$41,882	$83,384	$83,510
Less: Interest expense	21,661	20,692	42,053	41,695

Net interest income	20,368	21,190	41,331	41,815
Less: Provision for loan losses	875	1,709	1,500	3,164

Net interest income after provision for loan losses	19,493	19,481	39,831	38,651

Non-interest income:
Premium revenue	2,137	2,167	4,169	4,858
Servicing revenue and fees	3,310	—	6,247	—
Other income, net	584	1,016	1,283	1,776

Total non-interest income	6,031	3,183	11,699	6,634

Non-interest expenses:
Claims expense	2,073	913	2,950	1,825
Salaries and benefits	8,585	5,858	17,724	12,839
Legal and professional	10,191	994	14,222	1,962
Occupancy	481	328	931	673
Technology and communication	958	673	1,946	1,401
Depreciation and amortization	180	93	360	184
General and administrative	3,801	3,119	7,692	5,737
Real estate owned expenses, net	2,725	1,738	5,542	3,473

Total non-interest expenses	28,994	13,716	51,367	28,094

Income (loss) before income taxes	(3,470)	8,948	163	17,191
Income tax expense (benefit)	(75)	385	68	516

Net income (loss)	$(3,395)	$8,563	$95	$16,675

Basic earnings (loss) per common and common equivalent share	$(0.13)	$0.32	$—	$0.62
Diluted earnings (loss) per common and common equivalent share	$(0.13)	$0.32	$—	$0.62
Total dividends declared per common and common equivalent share	$—	$0.50	$—	$0.50

Weighted-average common and common equivalent shares outstanding — basic	26,646,189	26,414,338	26,621,326	26,379,005
Weighted-average common and common equivalent shares outstanding — diluted	26,646,189	26,512,492	26,749,597	26,456,769
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share data)

							Accumulated
		Member Unit/ Common		Additional			Other
		Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Income (Loss)	Earnings	Income

Balance at December 31, 2010	$555,488	25,785,693	$258	$127,143		$426,836	$1,251
Comprehensive income (loss):
Net income	95				$95	95
Other comprehensive income (loss), net of tax:
Change in postretirement plans, net of $27 tax effect	(217)				(217)		(217)
Net unrealized gain on subordinate security, net of $0 tax effect	24				24		24
Net amortization of realized gain on closed hedges, net of $0 tax effect	(85)				(85)		(85)

Comprehensive loss					$(183)

Share-based compensation	1,460			1,460
Shares issued upon exercise of stock options and vesting of RSUs	100	44,394	1	99

Balance at June 30, 2011	$556,865	25,830,087	$259	$128,702		$426,931	$973

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2011	2010
Operating activities:
Net income	$95	$16,675

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	149	2,647
Amortization of residential loan discount to interest income	(6,961)	(6,745)
Depreciation and amortization	360	184
Change in contingent earn-out payment liability	(338)	—
(Gains) losses on real estate owned, net	633	(1,318)
Expense (benefit) from deferred income taxes	57	(30)
Amortization of deferred debt issuance costs to interest expense	593	547
Share-based compensation	1,460	2,109
Other	(312)	(247)

Decrease (increase) in assets:
Receivables	2,147	1,326
Servicing advances and receivables, net	2,244	—
Other	(88)	(187)

Increase (decrease) in liabilities:
Accounts payable and other accrued liabilities	7,610	(1,301)
Accrued interest	1,264	(414)

Cash flows provided by operating activities	8,913	13,246

Investing activities:
Purchases of residential loans	(44,794)	(19,735)
Principal payments received on residential loans	48,957	51,139
Cash proceeds from sales of real estate owned, net	1,208	2,705
Additions to property and equipment, net	(19)	(79)
(Increase) decrease in restricted cash and cash equivalents	(1,302)	2,157

Cash flows provided by investing activities	4,050	36,187

Financing activities:
Issuance of mortgage-backed debt	223,065	—
Payments on mortgage-backed debt	(39,941)	(43,063)
Mortgage-backed debt extinguishment	(1,338)	—
Payments on servicing advance facility	(3,254)	—
Dividends and dividend equivalents paid	(13,431)	(26,648)
Shares issued upon exercise of stock options	100	526
Repurchase and cancellation of common stock	—	(264)
Debt issuance costs paid	(2,569)	—

Cash flows provided by (used in) financing activities	162,632	(69,449)

Net increase (decrease) in cash and cash equivalents	175,595	(20,016)
Cash and cash equivalents at the beginning of the period	114,352	99,286

Cash and cash equivalents at the end of the period	$289,947	$79,270

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Real estate owned acquired through foreclosure	$31,422	$41,796
Residential loans originated to finance the sale of real estate owned	40,874	41,586
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
     The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., formerly known as Walter Industries, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., or JWH, originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. The Company has continued these servicing activities since spinning off from Walter Energy in 2009. In 2010, the Company began acquiring pools of residential loans. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. As of June 30, 2011, the Company serviced approximately 34,000 individual residential loans for its owned portfolio and approximately 5,500 for other investors.
     Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements and references to “borrowers” refer to borrowers under our residential mortgage loans and installment obligors under our residential retail installment agreements.
The Acquisition of GTCS Holdings, LLC
     On March 28, 2011, the Company executed a Membership Interest Purchase Agreement to acquire 100% of the outstanding ownership interests of GTCS Holdings LLC, or Green Tree. The acquisition was effective as of July 1, 2011. See Note 3 for further information.
The Acquisition of Marix Servicing, LLC
     On August 25, 2010, the Company entered into a definitive agreement with Marathon Asset Management, L.P., or Marathon, and an individual seller to purchase 100% of the outstanding ownership interests of Marix Servicing, LLC, or Marix. The acquisition was effective as of November 1, 2010. See Note 3 for further information.
2. Basis of Presentation
Interim Financial Reporting
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances have been eliminated in the consolidated financial statements.

  Recent Accounting Guidance
  Recently Adopted Accounting Guidance
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements of which certain disclosure provisions were deferred to fiscal periods beginning after December 15, 2010, and interim periods within those fiscal years. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of this guidance on January 1, 2011 did not have a significant impact on the Company’s disclosures.
     In December 2010, the FASB issued an accounting standards update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma disclosures. In the event that comparative financial statements are presented, the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding comparative year. The adoption of this standard was effective January 1, 2011 and is being applied to the supplemental pro-forma disclosures relative to the Company’s acquisition of Green Tree.
  Recently Issued
     In January 2011, the FASB issued an accounting standards update that related to the disclosures of troubled debt restructurings. The amendments in this standard deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this standard only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this standard will have no impact on the Company’s disclosures.
     In April 2011, the FASB issued an accounting standards update to provide additional guidance related to a troubled debt restructuring. The standard provides guidance in determining whether a creditor has granted a concession, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this standard also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. The provisions of this guidance are effective for the Company’s reporting period ending September 30, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
     In May 2011, the FASB issued an accounting standards update on fair value measurements and disclosures that was the result of work completed by them and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing of information about fair value measurements. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012. The Company is currently evaluating the standard and its impact on the consolidated financial statements and related disclosures.
     In June 2011, the FASB issued an accounting standards update that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new standard, the components of net income and other comprehensive income can be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The accounting standard is effective for interim and annual periods beginning January 1, 2012. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.
  Reclassifications
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. The Company reclassified certain trust expenses from interest expense to general and administrative expenses on the consolidated statements of income. Additionally, the Company reclassified certain expenses from general and administrative expenses to legal and professional expenses. The Company also reclassified amounts between provision for loan losses, gains (losses) on real estate owned, net and cash proceeds from sales of real estate owned, net on the consolidated statements of cash flows. As a result, there were reclassifications to real estate owned acquired through foreclosure and residential loans originated to finance the sale of real estate owned.

3. Acquisitions
  Green Tree
     On July 1, 2011, the Company acquired all of the outstanding shares of Green Tree (the “Acquisition”). Green Tree, based in St. Paul, Minnesota, is an independent, fee-based business services company which provides high-touch, third-party servicing of credit-sensitive consumer loans. The acquisition of Green Tree increases the Company’s ability to provide specialty servicing and to generate recurring fee-for-service revenues from an asset-light platform which may provide the Company with diversified revenue streams from complementary businesses. As a result of the transaction, the Company will no longer qualify as a Real Estate Investment Trust (“REIT”). The results of operations for Green Tree will be combined with those of the Company beginning on July 1, 2011, the date of acquisition.
     The table below details the estimated fair value of the consideration transferred in connection with the Acquisition (in thousands):

Amount
Cash to owners of Green Tree (1)	$737,651
Cash to settle Green Tree senior secured credit facility (1)(2)	274,794
Company common stock (1,812,532 shares at $22.19 per share) (3)	40,220

Total estimated consideration	$1,052,665

(1)	The cash portion of the Acquisition was funded through cash on hand and debt issuances as discussed below. Cash on hand was raised by monetizing existing corporate assets as discussed in Note 9.

(2)	Simultaneously with the closing of the Acquisition, the Company paid off $275 million of Green Tree secured debt.

(3)	The fair value of the 1.8 million common shares issued was determined based on the Company’s closing share price of $22.19 on June 30, 2011.
     In order to partially fund the Acquisition, on July 1, 2011, the Company entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans. In addition, on July 1, 2011, the Company entered into a $45 million senior secured revolving credit facility, or Revolver. The Company’s obligations under the 2011 Term Loans and Revolver are guaranteed by certain of the Company’s subsidiaries and are secured by substantially all assets of certain subsidiaries. These agreements contain customary events of default and covenants, including among others, covenants that restrict the Company’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations and make investments. These agreements also include certain financial covenants that must be maintained.
     The table below provides the terms of the debt.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 625 basis points	3.75% per quarter; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 1100 basis points	Bullet payment at maturity	December 31, 2016
$45 million revolver	LIBOR plus 625 basis points	Not applicable	June 30, 2016
     The debt agreements have a minimum LIBOR floor of 1.5%. The first and second lien agreements also stipulate that on an annual basis 75% of the excess cash flow, as defined therein, will be paid to the lender to amortize the debt outstanding. These excess cash flow payments will be made during the first quarter of each fiscal year beginning 2013.
     At August 5, 2011, the Company has drawn $13 million on the Revolver. The commitment fee on the unused portion of the Revolver is .75% per year. The Company recognized $2.1 million in deferred debt issuance costs associated with the issuance of debt which will be amortized beginning on the acquisition date.
     Due to limited time since the closing date, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed, including the information required for contingent liabilities, goodwill, pro forma revenues and earnings, and segments of the combined entity.
     The Company incurred expenses related to the Acquisition of approximately $9.1 million and $12.2 million during the three and six months ended June 30, 2011, respectively, which are included in legal and professional expenses.

  Marix
     On November 1, 2010, the Company completed its acquisition of a 100% interest in Marix. Marix is a high-touch specialty mortgage servicer, based in Phoenix, Arizona, focused on default management, borrower outreach, loss mitigation, liquidation strategies, component servicing and specialty servicing.
     The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus estimated contingent earn-out payments of $2.1 million. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability will be recognized in the earnings of that period. At March 31, 2011, the fair value of the estimated earn-out payments was re-evaluated and reduced by $0.3 million which resulted in a credit to the consolidated statement of income. At June 30, 2011 the estimated earn-out payment was re-evaluated and no adjustment was required for the three months ended June 30, 2011. At June 30, 2011, the estimated earn-out payable equaled $1.8 million.
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
     The accounting guidance concerning fair value allows the Company to elect to measure certain items at fair value and report the changes in fair value through the statements of income. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument by instrument basis as they are acquired or incurred. The Company has not made the fair value election for any financial assets or liabilities as of June 30, 2011.
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

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Estimated Fair Value
June 30, 2011	$—	$—	$1,844	$1,844
December 31, 2010	—	—	1,820	1,820
     The subordinate security consists of a single, fixed-rate security backed by notes that are collateralized by manufactured housing. Approximately one-third of the notes include attached real estate on which the manufactured housing is located as additional collateral. The subordinate security has a coupon of 8.0% and a contractual maturity of 2038. The underlying notes were originated primarily in 2004 and 2005, have a weighted-average coupon rate of 9.5% and a weighted-average maturity of 18.3 years. The subordinate security has an overcollateralization level of 10.9% with a 1.2% annual loss rate.
     To estimate the fair value, the Company used a discounted cash flow approach. The significant inputs for the valuation model at June 30, 2011 include the following:
•	Yield: 18.4%

•	Probability of default: 2.3%

•	Loss severity: 61.8%

•	Prepayment: 2.7%
     The following table provides a reconciliation of the beginning and ending balances of the Company’s subordinate security which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Balance at beginning of period	$1,820	$1,801
Total gains (losses):
Included in other comprehensive income	24	19

Balance at end of period	$1,844	$1,820

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
     Carrying values and the corresponding fair value adjustments during the period for assets and liabilities measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Estimated	Active Markets for	Significant Other	Significant	Fair Value	Fair Value
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs	Adjustment for the	Adjustment for the
	Value	(Level 1)	(Level 2)	(Level 3)	Three Months Ended	Six Months Ended
Real estate owned:
June 30, 2011	$56,244	$—	$—	$56,244	$(872)	$(1,965)
June 30, 2010	62,175	—	—	62,175	(632)	(1,289)
     These REO properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina, Louisiana and Georgia. The REO properties have a weighted-average holding period of 12 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar REO properties previously sold by the Company.

  Fair Value of Financial Instruments
     The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$289,947	$289,947	$114,352	$114,352
Restricted cash and cash equivalents	53,591	53,591	52,289	52,289
Receivables, net	1,287	1,287	2,643	2,643
Servicing advances and receivables, net	8,979	8,979	11,223	11,223
Residential loans, net	1,632,887	1,552,000	1,621,485	1,566,000
Subordinate security	1,844	1,844	1,820	1,820
Financial liabilities:
Accounts payable and other accrued liabilities	43,493	43,493	33,640	33,640
Dividend payable	—	—	13,431	13,431
Mortgage-backed debt, net of deferred debt issuance costs	1,439,408	1,384,000	1,262,131	1,235,000
Servicing advance facility	—	—	3,254	3,254
Accrued interest	9,386	9,386	8,122	8,122
For assets and liabilities measured in the consolidated financial statements on a historical cost basis, the estimated fair value shown in the above table is for disclosure purposes only. The following methods and assumptions were used to estimate fair value:
     Cash and cash equivalents, restricted cash and cash equivalents, receivables, accounts payable and other accrued liabilities, dividend payable, and accrued interest — The estimated fair value of these financial instruments approximates their carrying value due to their high liquidity or short-term nature.
     Servicing advances and receivables — The estimated fair value of these advances approximates their carrying value as the advances have no stated maturity, are non-interest bearing and are generally realized within a short period of time.
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

5. Servicing Advances and Receivables, net
     Servicing advances represent payments made on behalf of borrowers or on foreclosed properties in the owned and serviced for other investor portfolios. The Company began servicing for other investors as a result of the acquisition of Marix in November 2010. The following table presents servicing advances and receivables, net (in thousands):

	June 30, 2011	December 31, 2010
Principal and interest	$3,626	$3,285
Taxes and insurance	14,554	17,128
Other servicing advances	4,865	4,183
Subservicing fees receivable	731	783

Servicing advances and receivables	23,776	25,379
Less: Allowance for uncollectible servicing advances	(14,797)	(14,156)

Servicing advances and receivables, net	$8,979	$11,223

     At December 31, 2010, there were servicing advances of $4.5 million pledged as collateral for the servicing advance facility. The facility was terminated and repaid on March 31, 2011.
6. Residential Loans, Net
     Residential loans are held for investment and consist primarily of residential loans held in securitization trusts. Residential loans held in securitization trusts consist of residential loans that the Company has securitized in structures that are consolidated. The Company has determined that the securitization trusts are variable interest entities in which it holds variable interests. In addition, the Company has determined that it is the primary beneficiary of the securitization trusts because (1) as the servicer the Company has the right to direct the activities that most significantly impact the economic performance of the securitization trusts through its ability to manage the delinquent assets of the trusts and (2) as holder of all or a portion of the residual securities issued by the trusts, the Company has the obligation to absorb losses of the trusts, to the extent of its investment, and the right to receive benefits from the trusts both of which could potentially be significant. Specifically, the Company, as servicer to the eleven trusts beneficially owned by the Company, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans in these securitizations remain on the balance sheet as residential loans. Given this treatment, retained interests are not created and securitization mortgage-backed debt is reflected on the balance sheet as a liability.
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
     The assets of the securitization trusts are pledged as collateral for the mortgage-backed debt, and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by the securitization trusts is to be satisfied solely from the proceeds of the residential loans and other collateral held in securitization trusts, are not cross-collateralized and are non-recourse to the Company (see Note 9). The Company records interest income on residential loans held in securitization trusts and interest expense on mortgage-backed debt issued in the securitizations over the life of the securitizations.

     Residential loans, net are summarized in the table below (in thousands):

	June 30, 2011	December 31, 2010
Residential loans, principal balance	$1,823,092	$1,803,758
Less: Yield adjustment, net (1)	(176,971)	(166,366)
Less: Allowance for loan losses	(13,234)	(15,907)

Residential loans, net (2)	$1,632,887	$1,621,485

(1)	Yield adjustment, net consists of deferred origination costs, premiums and discounts and other costs which are generally amortized over the life of the residential loan portfolio. Deferred origination costs at June 30, 2011 and December 31, 2010 were $10.2 million and $10.6 million, respectively. Premiums and discounts at June 30, 2011 and December 31, 2010 were $199.6 million and $189.5 million, respectively. Other costs, including accrued interest receivable, net of deferred gains and other costs, at June 30, 2011 and December 31, 2010 were $12.4 million and $12.5 million, respectively.

(2)	The weighted-average life of the portfolio approximates 9.3 and 9 years at June 30, 2011 and December 31, 2010, respectively, based on assumptions for prepayment speeds, default rates and losses.
  Residential Loan Pool Acquisitions
     The Company acquired residential loans to be held for investment in the amount of $44.8 million and $19.7 million, adding $62.8 million and $24.2 million of unpaid principal to the residential loan portfolio in the six months ended June 30, 2011 and June 30, 2010, respectively. The 2011 acquisitions were financed with proceeds from the Company’s private placement securitization that closed on December 1, 2010, or 2010 securitization. The 2010 acquisitions were financed using proceeds from the Company’s secondary offering that closed on October 21, 2009. The residential loans acquired included performing and non-performing, fixed and adjustable rate loans, on single-family, owner occupied and investor residences located within the Company’s existing southeastern United States geographic footprint.
     At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is generally based on the outstanding principal balance, probability of default and estimated loss given default.
  Purchased Credit-Impaired Residential Loans
     During the six months ended June 30, 2011, the Company acquired certain residential loans it deemed to be credit-impaired as detailed in the table below (in thousands). There were no credit-impaired residential loans acquired during the six months ended June 30, 2010.

For the Six Months
Ended
June 30, 2011
Contractually required cash flows for acquired loans at acquisition	$46,779
Nonaccretable difference	(22,707)

Expected cash flows for acquired loans at acquisition	24,072
Accretable yield	(7,431)

Purchase price	$16,641

     The table below sets forth the accretable yield activity for purchased credit-impaired residential loans for the six months ended June 30, 2011 (in thousands):

For the
Six Months
Ended
June 30, 2011
Balance at December 31, 2010	$4,174
Additions	7,431
Accretion	(1,135)
Reclassifications from nonaccretable difference	3,369
Balance at June 30, 2011	$13,839
     The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	June 30, 2011	December 31, 2010
Outstanding balance (1)	$72,034	$26,277
Carrying amount	25,921	9,340

(1)	Represents the sum of contractual principal and interest at the reporting date.
  Disclosures About the Credit Quality of Residential Loans and the Allowance for Loan Losses
     The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in our residential loan portfolio as of the balance sheet date. The Company has one portfolio segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing the credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.
     The Company reviews all residential loans for impairment and determines a residential loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Factors considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company determines a specific impairment allowance generally based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.
     The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management continuously evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

     While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.
     The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$14,920	$17,324	$15,907	$17,661
Provision charged to income	875	1,709	1,500	3,164
Charge-offs, net of recoveries (1)	(2,561)	(2,300)	(4,173)	(4,092)
Ending balance	$13,234	$16,733	$13,234	$16,733

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.6 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.
     The following table summarizes the ending balance of the allowance for loan losses and the residential loan balance by basis of impairment method (in thousands):

	June 30, 2011	December 31, 2010
Allowance for loan losses:
Loans individually evaluated for loss potential	$3,173	$3,599
Loans collectively evaluated for loss potential	10,061	12,308
Loans acquired with deteriorated credit quality	—	—

Total	$13,234	$15,907

Recorded investment in residential loans:
Loans individually evaluated for loss potential	$39,480	$44,737
Loans collectively evaluated for loss potential	1,580,720	1,583,315
Loans acquired with deteriorated credit quality	25,921	9,340

Total	$1,646,121	$1,637,392

Impaired Residential Loans
     The following table presents loans individually evaluated for impairment which consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	As of June 30, 2011			For the Six Months Ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Individually impaired:
With no related allowance recorded	$6,503	$7,796	$—	$8,430	$18
With an allowance recorded	32,977	35,207	3,173	34,719	39

Purchased credit-impaired:
With no related allowance recorded	25,921	40,471	—	20,313	1,135

	As of December 31, 2010			For the Year Ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Individually impaired:
With no related allowance recorded	$11,932	$13,911	$—	$10,164	$13
With an allowance recorded	32,805	35,799	3,599	39,808	106

Purchased credit-impaired:
With no related allowance recorded	9,340	14,329	—	4,670	40
  Aging of Past Due Residential Loans
     Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash method of accounting. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer 90 days past due. If a non-accrual loan is returned to accruing status the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not fully collectible. The following table presents the aging of the residential loan portfolio (in thousands):

	30-59	60-89	90 Days			Total	Non-
	Days Past	Days Past	or More	Total		Residential	Accrual
	Due	Due	Past Due	Past Due	Current	Loans	Loans
Recorded investment:
June 30, 2011	$20,330	$10,602	$43,012	$73,944	$1,572,177	$1,646,121	$43,012
December 31, 2010	24,262	8,274	43,355	75,891	1,561,501	1,637,392	43,355
  Credit Risk Profile Based on Delinquencies
     Factors that are important to managing overall credit quality and minimizing loan losses are sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound nonaccrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. Monitoring of residential loans increases when the loan is delinquent. The Company considers all loans 30 days or more past due to be non-performing. The classification of delinquencies, and thus the non-performing calculation, excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

     The following table presents residential loans by credit quality indicator (in thousands):

	June 30, 2011	December 31, 2010
Performing	$1,572,177	$1,561,501
Non-performing	73,944	75,891

Total	$1,646,121	$1,637,392

7. Loan Servicing Portfolio — Third-Party Servicing
     The Company services mortgage loans for itself and, with the acquisition of Marix, for third-party investors. The Company earns servicing income from its third-party servicing portfolio. The Company’s geographic diversification of its serviced for others portfolio, based on outstanding unpaid principal balance, or UPB, is as follows (in thousands, except for number of loans):

	Number of	UPB	Percentage of	Number of	UPB	Percentage of
	Loans at	at	Total at	Loans at	at	Total at
	June 30, 2011	June 30, 2011	June 30, 2011	December 31, 2010	December 31, 2010	December 31, 2010
California	694	$290,775	21.6%	700	$291,192	21.6%
Florida	748	184,532	13.7	882	216,300	16.0
New York	448	176,736	13.1	422	163,466	12.1
New Jersey	241	73,426	5.4	232	71,875	5.3
Other < 5%	3,381	622,224	46.2	3,303	605,496	45.0

Total	5,512	$1,347,693	100.0%	5,539	$1,348,329	100.0%

8. Subordinate Security
     The Company’s subordinate security which is classified as available-for-sale totaled $1.8 million at June 30, 2011 and December 31, 2010 and is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Principal balance	$3,812	$3,812
Purchase price and other adjustments	(2,200)	(2,200)

Amortized cost	1,612	1,612

Unrealized gain	232	208

Carrying value (fair value)	$1,844	$1,820

     Actual maturities on mortgage-backed securities are generally shorter than the stated contractual maturities because the actual maturities are affected by the contractual lives of the underlying notes, periodic payments of principal, and prepayments of principal. The contractual maturity of the subordinate security is 2038.
9. Mortgage-Backed Debt and Related Collateral
  Mortgage-Backed Debt
     The securitization trusts beneficially owned by the Company, are the issuers of the Company’s outstanding mortgage-backed and asset-backed notes, or the Trust Notes, which consist of nine separate series of public debt offerings and three private offerings, including the new offering in June 2011.
     In May 2011, the Company sold its Class B secured notes that had been issued on November 22, 2010 by Mid-State Capital Trust 2010-1 and held by the Company, increasing mortgage-backed debt by $85.1 million.

     In June 2011, the Company sponsored a $102.0 million residential subprime mortgage securitization and has consolidated the securitization trust WIMC Capital Trust 2011-1, or Trust 2011-1. The Company determined that it is the primary beneficiary of the securitization trust as the Company’s ongoing loss mitigation and resolution responsibilities provides the Company with the power to direct the activities that most significantly impact the economic performance of the securitization trust and the Company’s investment in the subordinate debt and residual interests provide it with the obligation to absorb losses or the right to receive benefits both of which could potentially be significant. Accordingly, the loans in the securitization remain on the consolidated balance sheet as residential loans and the mortgage-backed debt issued by the securitization trust has been recognized as a liability.
     In June 2011, the Company reissued $36 million in mortgage-backed debt that had previously been extinguished.
     These twelve trusts have an aggregate of $1.5 billion of outstanding debt, collateralized by $1.9 billion of assets, including residential loans, REO and restricted cash and cash equivalents. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. The Company services the collateral underlying the eleven securitization trusts owned by the Company.
     The securitization trusts, with the exception of Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The securitization trusts also contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes REO, was at 10.42% compared to a trigger level of 8.00%. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1, which exceeded its trigger and the cured Trust 2005-1 and Trust X, none of the Company’s other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.
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
Collateral for Mortgage-Backed Debt
     The following table summarizes the collateral for the mortgage-backed debt at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Residential loans of securitization trusts, principal balance	$1,818,969	$1,682,138
Real estate owned, net	36,438	38,234
Restricted cash and cash equivalents	44,424	42,859

Total mortgage-backed debt collateral	$1,899,831	$1,763,231

10. Servicing Revenue and Fees
     The Company’s third-party servicing operations began as a result of the acquisition of Marix in November 2010. The following table presents servicing revenue and fees (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2011
Servicing fees	$927	$1,953
Incentive fees	1,442	2,322
Other servicing fees	542	1,140
Other ancillary fees	399	832

Servicing revenue and fees	$3,310	$6,247

11. Share-Based Compensation
     Effective May 10, 2011, the Company has established the 2011 Omnibus Incentive Plan, or the 2011 Plan, which amends and restates the prior plan, the 2009 Long-Term Incentive Plan. The 2011 Plan permits the grants of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors; increases the number of authorized shares of common stock reserved for issuance under the plan by 3,550,000 shares; and extends the term of the plan to May 10, 2021.
     During the six months ended June 30, 2011, the Company granted 735,886 stock options that vest ratably over a 3-year term based upon a service condition. The fair value of the stock options of $8.09 was estimated on the date of grant using the Black-Scholes option pricing model and related assumptions. The Company’s share-based compensation expense has been reflected in the consolidated statements of income in salaries and benefits expense.
12. Credit Agreements
     On April 20, 2009, the Company entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. The credit agreements were cancelled on or before April 6, 2011.
13. Servicing Advance Facility
     As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility, between Marathon Distressed Subprime Fund L.P., as a lender, an affiliate of Marathon, and Marix as a borrower. The note rate on the Servicing Facility is LIBOR plus 6.0%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the Marix purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.
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
     The collateral for these servicing advance facilities represents servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with Marathon, and such advances include principal and interest, taxes and insurance, and corporate advances. During the first quarter of 2011, the Company paid off the servicing advance facilities.
14. Comprehensive Income and Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income are as follows (in thousands):

	Excess of	Net
	Additional	Unrealized	Net
	Postretirement	Gain on	Amortization of
	Employee Benefits	Subordinate	Realized Gain on
	Liability	Security	Closed Hedges	Total
Balance at December 31, 2010	$686	$208	$357	$1,251
Pre-tax amount	(122)	23	(45)	(144)
Tax benefit	14	—	—	14

Balance at March 31, 2011	$578	$231	$312	$1,121
Pre-tax amount	(122)	1	(40)	(161)
Tax benefit	13	—	—	13

Balance at June 30, 2011	$469	$232	$272	$973

15. Common Stock and Earnings Per Share
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$(3,395)	$8,563	$95	$16,675
Less: net income allocated to unvested participating securities	—	(123)	(1)	(235)

Net income (loss) available to common stockholders (numerator)	(3,395)	8,440	94	16,440
Weighted-average common shares	25,813	25,703	25,806	25,681
Add: vested participating securities	833	711	815	698

Total weighted-average common shares outstanding (denominator)	26,646	26,414	26,621	26,379

Basic earnings (loss) per share	$(0.13)	$0.32	$—	$0.62

Diluted earnings (loss) per share:
Net income (loss)	$(3,395)	$8,563	$95	$16,675
Less: net income allocated to unvested participating securities	—	(122)	(1)	(235)

Net income (loss) available to common stockholders (numerator)	(3,395)	8,441	94	16,440
Weighted-average common shares	25,813	25,703	25,806	25,681
Add: vested participating securities	833	711	815	698
Add: dilutive effect of stock options	—	98	129	78

Diluted weighted-average common shares outstanding (denominator)	26,646	26,512	26,750	26,457

Diluted earnings (loss) per share	$(0.13)	$0.32	$—	$0.62

     In accordance with applicable accounting standards, the Company’s unvested restricted stock and restricted stock units are considered participating securities. During periods of net income, the calculation of earnings per share for common stock are adjusted to exclude the income attributable to the unvested restricted stock and restricted stock units from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss recognized during the three months ended June 30, 2011, participating securities in the amount of 0.2 million were excluded from the calculation of basic and diluted loss per share because the effect would be antidilutive.
     The calculation of diluted earnings (loss) per share does not include 0.8 million in options for the three and six months ended June 30, 2011 and 0.2 million and 0.3 million for the same periods in 2010, respectively, because their effect would have been antidilutive.

16. Income Taxes
     At June 30, 2011, the Company had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of the acquisition of Green Tree on July 1, 2011, the Company will no longer qualify as a REIT. As a REIT, the Company was generally not subject to United States, or U.S., federal corporate income tax on its taxable income distributed to stockholders. However, even as a REIT, the Company was subject to U.S. federal income and excise taxes in various situations, such as on the Company’s undistributed income. The Company’s failure to qualify as a REIT will be retroactive to January 1, 2011 and the Company will be subject to U.S. federal income and applicable state and local tax at regular corporate rates. In addition, the Company will be precluded from qualifying as a REIT until 2016. As of the date of this filing, the Company is in the process of determining the effect on the financial statements of the change in tax status as of July 1, 2011 retroactive to January 1, 2011, which will be recognized in the consolidated financial statements in the third quarter of 2011.
     Certain of the Company’s operations or portions thereof, including mortgage advisory and insurance ancillary businesses, were conducted through taxable REIT subsidiaries, or TRSs. A TRS is a C-corporation and as such is subject to U.S. federal corporate income tax. The Company’s TRSs facilitate its ability to offer certain services and conduct activities that generally cannot be offered directly by the REIT. The Company also will be required to pay a 100% tax on any net income on non-arm’s length transactions between the REIT and any of its TRSs.
     Income tax expense of the Company is due solely to the TRSs. The effective tax rate of 41.7% for the six months ended June 30, 2011 is due to state income taxes due on subsidiaries with taxable income that could not be offset with losses of other subsidiaries. The effective tax rate of 3.0% for the six months ended June 30, 2010 is due to the taxable income of the TRSs.
     The Company recognizes tax benefits in accordance with the guidance concerning uncertainty in income taxes. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $7.7 million.
17. Commitments and Contingencies
  Transactions with Walter Energy
     Following the spin-off from Walter Energy in 2009, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities relating to certain tax and litigation exposure.
  Securities Sold with Recourse
     In October 1998, Hanover Capital Mortgage Holdings, Inc., or Hanover, sold 15 adjustable-rate FNMA certificates and 19 fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. As of June 30, 2011, the unpaid principal balance of the 12 remaining mortgage securities was approximately $1.4 million.
  Employment Agreements
     At June 30, 2011, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events. During the three months ended June 30, 2011, the Company also entered into contracts containing similar terms and conditions with three senior executives of Green Tree that were conditioned upon the closing of the Acquisition.

  Income Tax Exposure
     A dispute exists with regard to federal income taxes owed by the Walter Energy consolidated group. The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. According to Walter Energy’s most recent public filing on Form 10-Q, they state that the IRS has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding. Finally, Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that they believe that they have sufficient accruals to address any claims, including interest and penalties. Under the terms of the Tax Separation Agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
     In addition, Walter Energy’s most recent public filing disclosed that the IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The Company’s predecessors were included within Walter Energy during these years. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties; however, the Company has no knowledge as to the extent of the claim. In addition, Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is in its early stages Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.
     The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of the Company from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination (“Distribution Taxes”) which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2010, filed in our Annual Report on Form 10-K on March 8, 2011. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisition of GTCS Holdings LLC, or Green Tree, discussed below. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
     The Company’s website can be found at www.walterinvestment.com. The Company makes available, free of charge through the investor relations section of its website, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission, or SEC. The Company also makes available, free of charge, access to its Corporate Governance Standards, charters for its Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and its Code of Conduct governing its directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, the Company will post on its website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct). In addition, the Company’s website includes information concerning purchases and sales of its equity securities by its executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that it may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on the Company’s website is not part of this Quarterly Report on Form 10-Q.
     The Company’s Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, FL 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     The Green Tree acquisition was completed on July 1, 2011 outside the period covered by this Form 10-Q. On July 1, 2011, the Company also entered into credit agreements totaling $765 million of purchase financing for the Acquisition, plus a $45 million senior secured revolving credit facility. For further information on these transactions, see the Company’s filings with the SEC dated March 28 and 30, May 2, 18, and 22, June 22, and July 5 and 8, 2011. While these transactions occurred outside the period covered by this Form 10-Q, the risks related to our business have changed in many material respects as a result of the acquisition and revised risk factors reflecting those changes have been included in Item 1A of this Form 10-Q.
     Certain statements in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. The Company is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in detail in Part II, Item 1A, “Risk Factors” and as otherwise detailed from time to time in our other securities filings with the SEC.
     In particular (but not by way of limitation), the following important factors and assumptions could affect the Company’s future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; risks related to the financing incurred in connection with the acquisition of Green Tree; future interest expense; the failure of our business to achieve expected synergies from the Green Tree acquisition; adverse reactions to our acquisition of Green Tree from current or potential customers; our inability to acquire new business; the impact of third parties on our ability to acquire new business; unanticipated delays in the acquisition of new business; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing or servicing, changes to licensing requirements, and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies; unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company; the ability or willingness of Walter Energy, Inc., or Walter Energy, and other counterparties to satisfy material obligations under agreements with the Company; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs and the effects of competition from a variety of national and other mortgage servicers.

     On November 1, 2010, the Company closed on a securities purchase agreement to acquire 100% of the ownership interests of Marix Servicing, LLC, or Marix, a mortgage servicing business. On March 28, 2011, the Company executed a Membership Interest Purchase Agreement to acquire 100% of the outstanding ownership interests of Green Tree. See Note 3 in the consolidated financial statements for further information on these acquisitions. Risks and uncertainties related to this acquisitions include, but are not limited to, losses incurred in the Marix and Green Tree businesses, our inability to reduce or eliminate such losses as quickly as anticipated, our ability to retain existing licenses in jurisdictions in which Marix and Green Tree do business, our inability to integrate the Marix and Green Tree businesses and/or to achieve anticipated synergies, and our inability to grow the Marix and Green Tree business as quickly as anticipated.
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
Acquisitions
  Green Tree
     On March 28, 2011, the Company executed a Membership Interest Purchase Agreement to acquire 100% of the outstanding ownership interests of Green Tree (the “Acquisition”). The Acquisition was consummated on July 1, 2011. Green Tree, based in St. Paul, Minnesota, is an independent, fee-based business services company which provides high-touch, third-party servicing of credit-sensitive consumer loans.
     The estimated purchase price for the Acquisition was cash of $1 billion and issuance of common stock with a fair value of $40.2 million. The cash portion of the Acquisition was funded by monetizing certain of the Company’s existing assets, a $500 million first lien senior secured term loan due 2016 at the London Interbank Offered Rate, or LIBOR, plus 625 basis points and a $265 million second lien senior secured term loan due 2016 at LIBOR plus 1100 basis points.
  Marix
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
     The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due within 30 days after the end of each fiscal quarter through the three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability would be recognized in the earnings of that period. At March 31, 2011, the fair value of the estimated earn-out payments was re-evaluated and reduced by $0.3 million which resulted in a credit to the consolidated statement of income. At June 30, 2011, the estimated earn-out payment was re-evaluated and no adjustment was required for the three months ended June 30, 2011. At June 30, 2011, the estimated earn-out payable equaled $1.8 million.

Critical Accounting Policies
     The significant accounting policies used in preparation of our consolidated financial statements are described in Note 2 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2011. There have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions it applies under them.
Results of Operations
     For the three and six months ended June 30, 2011, the Company reported net income (loss) of ($3.4) million and $0.1 million, respectively, as compared to $8.6 million and $16.7 million for the same periods, respectively, in the prior year. The main components of the change in net income for the three and six months ended June 30, 2011 as compared to the same periods in 2010 are detailed in the following table (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Net interest income:
Interest income	$42,029	$41,882	$147	$83,384	$83,510	$(126)
Less: Interest expense	21,661	20,692	969	42,053	41,695	358

Net interest income	20,368	21,190	(822)	41,331	41,815	(484)
Less: Provision for loan losses	875	1,709	(834)	1,500	3,164	(1,664)

Net interest income after provision for loan losses	19,493	19,481	12	39,831	38,651	1,180

Non-interest income:
Premium revenue	2,137	2,167	(30)	4,169	4,858	(689)
Servicing revenue and fees	3,310	—	3,310	6,247	—	6,247
Other income, net	584	1,016	(432)	1,283	1,776	(493)

Total non-interest income	6,031	3,183	2,848	11,699	6,634	5,065

Total non-interest expenses:
Total non-interest expenses	28,994	13,716	15,278	51,367	28,094	23,273

Income (loss) before income taxes	(3,470)	8,948	(12,418)	163	17,191	(17,028)
Income tax expense (benefit)	(75)	385	(460)	68	516	(448)

Net income (loss)	$(3,395)	$8,563	$(11,958)	$95	$16,675	$(16,580)

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

     The following table summarizes the average balance, interest and weighted-average yield on residential loan assets and mortgage-backed debt for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2011			2010
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Residential loans	$1,656,701	$42,029	10.15%	$1,635,075	$41,882	10.25%

Liabilities
Mortgage-backed debt	$1,361,929	$21,661	6.36%	$1,234,393	$20,692	6.71%

Net interest income/spread (1)		$20,368	3.79%		$21,190	3.54%
Net interest margin (2)			4.92%			5.18%

	For the Six Months Ended June 30,
	2011			2010
	Average		(3)	Average		(3)
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Residential loans	$1,641,757	$83,384	10.16%	$1,647,248	$83,510	10.14%

Liabilities
Mortgage-backed debt	$1,372,456	$42,053	6.13%	$1,245,931	$41,695	6.69%

Net interest income/spread (1)		$41,331	4.03%		$41,815	3.45%
Net interest margin (2)			5.03%			5.08%

(1)	Net interest spread is calculated by subtracting the weighted-average yield on interest-bearing liabilities from the weighted-average yield on interest-earning assets.

(2)	Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

(3)	Annualized.
  Net Interest Spread
     Net interest spread of 3.79% and 4.03% for the three and six months ended June 30, 2011, respectively, increased as compared to 3.54% and 3.45% for the three and six months ended June 30, 2010, respectively, due primarily to a lower average rate on the mortgage-backed debt of 35 and 56 basis points, respectively. The average prepayment rate for the portfolio was 2.61% and 2.31% for the three and six months ended June 30, 2011, respectively, as compared to 3.13% and 2.88% for the three and six months ended June 30, 2010, respectively.
  Net Interest Margin
     Net interest margin of 4.92% and 5.03% for the three and six months ended June 30, 2011, respectively, decreased as compared to 5.18% and 5.08% for the three and six months ended June 30, 2010, respectively, due primarily to increased interest expense as a result of the 2011 securitization at a weighted-average interest cost of 11%.
  Provision for Loan Losses
     The provision for loan losses of $0.9 million and $1.5 million for the three and six months ended June 30, 2011, respectively, decreased as compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2010, respectively. The decrease from the prior year periods was primarily driven by improving delinquencies leading to lower default rates.

  Non-Interest Income
     Non-interest income of $6.0 million and $11.7 million for the three and six months ended June 30, 2011, respectively, increased as compared to $3.2 million and $6.6 million for the three and six months ended June 30, 2010, respectively, primarily due to subservicing revenue and fees related to the Marix acquisition offset by lower premium revenues in the insurance business, lower collections on insurance advances and a decline in advisory revenues.
  Non-Interest Expenses
     Non-interest expenses of $29.0 million and $51.4 million for the three and six months ended June 30, 2011, respectively, increased as compared to $13.7 million and $28.1 million for the three and six months ended June 30, 2010, respectively. The growth is primarily a result of $3.5 million and $7.4 million of higher servicing and overhead costs related to the Marix acquisition for the three and six months ended June, 30, 2011 as well as $9.1 million and $12.2 million of transaction costs related to the acquisition of Green Tree for the same periods. Additionally, the Company recorded higher claims expense of $1.2 million and $1.1 million for the three and six months ended June 30, 2011 as compared to the comparable periods in the prior year.
  Income Taxes
     The decrease in income tax expense for the three and six months ended June 30, 2011 as compared to the same period in 2010 was due to the taxable activities of our TRSs.
Additional Analysis of Residential Loan Portfolio
  Allowance for Loan Losses
     The following tables show information about the allowance for loan losses for the periods presented (in thousands):

		Allowance
	Allowance for	as a % of			Charge-off
	Loan Losses	Residential Loans(1)	Charge-offs		Ratio(2)
June 30, 2011	$13,234	0.80%	$10,244	(3)	0.62%
December 31, 2010	15,907	0.97	8,280		0.51

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(2)	The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(3)	Annualized.

     The following table summarizes activity in the allowance for loan losses for our residential loan portfolios for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$14,920	$17,324	$15,907	$17,661
Provision charged to income	875	1,709	1,500	3,164
Charge-offs, net of recoveries (1)	(2,561)	(2,300)	(4,173)	(4,092)

Ending balance	$13,234	$16,733	$13,234	$16,733

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.6 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.
  Delinquency Information
     The following table presents information about delinquencies in our residential loan portfolios:

	June 30, 2011	December 31, 2010
Total number of residential loans outstanding	33,548	33,801
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	1.07%	1.12%
60-89 days	0.48%	0.39%
90 days or more	1.96%	1.99%

Total	3.51%	3.50%

Principal balance of residential loans outstanding (in thousands)	$1,823,092	$1,803,758
Delinquencies as a percent of amounts outstanding:
30-59 days	1.24%	1.54%
60-89 days	0.65%	0.49%
90 days or more	2.69%	2.65%

Total	4.58%	4.68%

     The past due or delinquency status is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.
     The following table summarizes our residential loans placed in non-accrual status due to delinquent payments of 90 days past due or greater:

	June 30, 2011	December 31, 2010
Residential loans:
Number of loans	657	672
Unpaid principal balance (in millions)	$48.9	$47.8

  Portfolio Characteristics
     The weighted-average original loan-to-value, or LTV, dispersion of our residential loan portfolios is 90.26% and 89.00% at June 30, 2011 and December 31, 2010, respectively. The LTV dispersion of our portfolio is as follows:

LTV Category:	June 30, 2011	December 31, 2010
0.00 - 70.00	1.62%	2.03%
70.01 - 80.00	3.16%	4.14%
80.01 - 90.00 (1)	66.78%	65.82%
90.01 -100.00	28.44%	28.01%

Total	100.00%	100.00%

(1)	For residential loans in the portfolio prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
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
     The refreshed weighted-average FICO score of the loans in our residential loan portfolios, refreshed as of December 31, 2010, was 587 and 584 at June 30, 2011 and December 31, 2010, respectively. The refreshed FICO dispersion of our portfolio is as follows:

Refreshed FICO Scores:	June 30, 2011	December 31, 2010
<=600	54.10%	55.11%
601 - 640	14.40%	13.71%
641 - 680	9.54%	9.25%
681 - 720	4.77%	4.86%
721 - 760	2.77%	2.77%
761 - 800	2.19%	2.37%
>=801	1.02%	0.96%
Unknown or unavailable	11.21%	10.97%

Total	100.00%	100.00%

     Our residential loans are concentrated in the following states:

States:	June 30, 2011	December 31, 2010
Texas	34.61%	34.62%
Mississippi	14.28%	14.67%
Alabama	7.99%	8.23%
Florida	7.10%	6.78%
Louisiana	6.11%	6.24%
South Carolina	5.62%	5.64%
Other (1)	24.29%	23.82%

Total	100.00%	100.00%

(1)	Other consists of loans in 40 states, individually representing a concentration of less than 5%.

     Our residential loans outstanding were originated in the following periods:

Origination Year:	June 30, 2011	December 31, 2010
Year 2011 Origination	3.21%	—%
Year 2010 Origination	3.62%	4.07%
Year 2009 Origination	3.10%	3.39%
Year 2008 Origination	8.82%	8.42%
Year 2007 Origination	15.77%	14.25%
Year 2006 Origination	10.32%	10.93%
Year 2005 Origination	7.31%	7.69%
Year 2004 Origination and earlier	47.85%	51.25%

Total	100.00%	100.00%

Real Estate Owned, Net
     The following table presents information about foreclosed property (dollars in thousands):

	Units	Amount
Balance at December 31, 2010	1,041	$67,629
Foreclosures and other additions, at fair value	540	32,548
Cost basis of financed sales	(662)	(39,791)
Cost basis of cash sales and other dispositions	(48)	(2,177)
Fair value adjustment	—	(1,965)

Balance at June 30, 2011	871	$56,244

Liquidity and Capital Resources
Overview
     Our principal sources of short-term funding are our existing cash balances, releases from our securitized residential loan portfolio, servicing fees earned, and proceeds from other financing activities including borrowings under our revolving credit facility entered into on July 1, 2011, as discussed below. Our principal source of long-term funding is our term loans entered into on July 1, 2011 as discussed below. During the quarter ended June 30, 2011, we monetized the re-purchased mortgage-backed debt and we sold Class B secured notes that had been issued in 2010 by Mid-State Capital Trust 2010-1 to provide for a portion of the cash purchase price for the Green Tree acquisition. In addition, the Company sponsored a residential subprime mortgage securitization.
     Our securitization trusts are consolidated for financial reporting purposes under GAAP. Our results of operations and cash flows include the activity of these trusts. The cash proceeds from the repayment of the collateral held in securitization trusts are owned by the trusts and serve to only repay the obligations of the trusts unless certain overcollateralization or other similar targets are satisfied. Principal and interest on the mortgage-backed debt of the trusts can only be paid if there are sufficient cash flows from the underlying collateral. At June 30, 2011, total debt increased $181.8 million as compared to December 31, 2010 due to the issuance of $102.0 million in mortgage-backed debt by the WIMC Capital Trust 2011-1, or Trust 2011-1, the sale of Class B secured notes of $85.1 million, and the reissuance of $36 million in mortgage-backed debt previously extinguished, all of which were offset by current year repayments and a debt extinguishment of $1.3 million.
     The securitization trusts, with the exception of Trust 2011-1, contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding mortgage-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid. Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to us. The delinquency rate for trigger calculations, which includes real estate owned, or REO, was at 10.42% compared to a trigger level of 8.00%. However, this is an improvement from a level of 11.84% as of December 31, 2010. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1 which exceeded its trigger and the cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.
     We believe that, based on current forecasts and anticipated market conditions, funding generated from our operating cash flows, loan portfolio and other available sources of liquidity will be sufficient to meet operating needs, to make planned capital expenditures, and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.

   Mortgage-Backed Debt
     We have historically funded our residential loans through the securitization market. At June 30, 2011, we had eleven separate non-recourse securitization trusts for which we service the underlying collateral and one non-recourse securitization for which we do not service the underlying collateral. These twelve trusts have an aggregate of $1.5 billion of outstanding debt, collateralized by residential loans with a principal balance of $1.8 billion and REO with a fair value of $36.4 million. All of our mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and REO held in each securitization trust. As we have the power to direct the activities that most significantly impact the economic performance of the securitization trusts and our investment in the subordinate debt, if any, and residual interests provide us with the obligation to absorb losses or the right to receive benefits that are significant, we have consolidated the securitization trusts and treat the residential loans as our assets and the related mortgage-backed debt as our debt.
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
     On July 1, 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility, or Revolver. Our obligations under the 2011 Term Loans and Revolver are guaranteed by substantially all assets of certain of the Company’s subsidiaries. The 2011 Term Loans and Revolver contain customary events of default and covenants, including among other things, covenants that restrict us and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. These agreements also include certain financial covenants that must be maintained.
     The table below describes the terms of the debt.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 625 basis points	3.75% per quarter; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 1100 basis points	Bullet payment at maturity	December 31, 2016
$45 million revolver	LIBOR plus 625 basis points	Not applicable	June 30, 2016
     The debt agreements have a minimum LIBOR floor of 1.5%. The first and second lien agreements also stipulate that on an annual basis 75% of the excess cash flow, as defined therein, should be paid to the lender to amortize the debt outstanding. These excess cash flows will be made during the first quarter of each fiscal year beginning 2013.
     At August 5, 2011, the Company has drawn $13 million on the Revolver. The commitment fee on the unused portion of the Revolver is .75% per year.
   Sources and Uses of Cash
     The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows provided by operating activities	$8,913	$13,246
Cash flows provided by investing activities	4,050	36,187
Cash flows provided by (used in) financing activities	162,632	(69,449)

	$175,595	$(20,016)

     Operating activities. Net cash provided by operating activities was $8.9 million for the six months ended June 30, 2011 as compared to $13.2 million for the same period in 2010. During the six months ended June 30, 2011 and 2010, the primary sources of cash in operating activities were the income generated from our portfolio and our ancillary businesses. The decline in cash flows provided by operating activities is largely due to the decline in net income offset by positive cash flows resulting from the change in operating assets and liabilities.
     Investing activities. Net cash provided by investing activities was $4.1 million for the six months ended June 30, 2011 as compared to $36.2 million for the same period in 2010. For the six months ended June 30, 2011 and 2010, the primary source of cash from investing activities was provided by principal payments received on our residential loans of $49.0 million and $51.1 million, respectively. During the six months ended June 30, 2011 and 2010, cash of $44.8 million and $19.7 million was used to purchase residential loans.
     Financing activities. Net cash provided by financing activities was $162.6 million for the six months ended June 30, 2011 as compared to net cash used of $69.4 million for the same period in 2010. For the six months ended June 30, 2011, cash provided by financing activities was largely due to the issuance of mortgage-backed debt of $220.5 million net of debt issuance costs offset by principal payments on the debt and dividends to stockholders. For the six months ended June 30, 2010, no mortgage-backed debt was issued and net cash used in financing activities was primarily for principal payments on our mortgage-backed debt as well as the payment of dividends to our stockholders.
     One of the financial metrics on which we focus is our sources and uses of cash. As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we provide the table below which sets forth our sources and uses of cash for the periods indicated (in millions). The cash balance at the beginning and end of each period of 2011 and 2010 are GAAP amounts and the sources and uses of cash are organized in a manner consistent with how management monitors the cash flows of our business. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows for the respective periods. The table excludes the gross cash flows generated by our securitization trusts as those amounts are generally not available to us. The table does include the cash releases distributed to us as a result of our investment in the residual interests of the securitization trusts.

	For the Six Months Ended
	June 30,
	2011	2010
Beginning cash and cash equivalents balance	$114.4	$99.3

Principal sources of cash:
Cash releases from the securitized portfolio	32.7	27.1
Cash flow from ancillary business revenue	11.1	5.5
Cash collections from the unencumbered portfolio	8.2	24.6

	52.0	57.2

Other sources of cash:
Proceeds from securitization, net	100.3	—
Proceeds from issuance of 2010-1 bonds	84.2	—
Reissuance of mortgage-backed debt	36.0	0.4

Total sources of cash	272.5	57.6

Principal uses of cash:
Operating expenses paid	(31.4)	(22.0)
Claims paid	(2.3)	(3.9)

	(33.7)	(25.9)

Other uses of cash:
Purchases of residential loans	(44.8)	(19.7)
Dividends and dividend equivalents paid	(13.4)	(26.6)
Mortgage-backed debt extinguishment	(1.3)	—
Capital expenditures, net	—	(0.1)
Other	(3.8)	(5.3)

Total uses of cash	(97.0)	(77.6)

Net sources (uses) of cash	175.5	(20.0)

Ending cash and cash equivalents balance	$289.9	$79.3

     Our principal business cash flows are those associated with managing our portfolio and totaled $18.3 million for the six months ended June 30, 2011, down $13.0 million from the six months ended June 30, 2010, as the combined cash collections and releases from our unencumbered and securitized residential loan portfolios decreased by $10.8 million due primarily to an increase in interest expense offset partially by the cash flows associated with newly acquired residential loans. In addition, there were overcollateralization cash releases from Trust X in 2010 as a direct result of the loss trigger being cured in 2010.
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
Off-Balance Sheet Arrangements
     As of June 30, 2011, we retained credit risk on 12 remaining mortgage securities totaling $1.4 million that were sold with recourse by Hanover Capital Mortgage Holdings, Inc., or Hanover, in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
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
Dividends
     A Real Estate Investment Trust (“REIT”) generally passes through substantially of its earnings to stockholders without paying U.S. federal income tax at the corporate level. As long as we elected to maintain REIT status, we were required to pay dividends amounting to at least 90% of our net taxable income (excluding net capital gains) for each year by the time our U.S. federal tax return was filed.
     With the consummation of the Green Tree acquisition, the Company no longer qualifies as a REIT. The change to our REIT status is retroactive to January 1, 2011. All future distributions will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant.
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
Credit Risk
     Credit risk is the risk that we will not fully collect the principal we have invested in residential loans due to borrower defaults. Our portfolio at June 30, 2011 consisted of securitized residential loans with a principal balance of $1.8 billion and approximately $4.1 million of unencumbered residential loans.
     The residential loans were predominantly credit challenged non-conforming loans with an average LTV ratio at origination of approximately 90% and average refreshed borrower credit score of 587. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

     The $1.7 billion carrying value of residential loans and other collateral of securitization trusts are permanently financed with $1.5 billion of mortgage-backed debt leaving us with a net credit exposure of $237 million, which approximates our residual interest in the securitization trusts.
  Interest Rate Risk
     Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposures relate to the variable rate associated with short and long-term debt issued to fund the acquisition of Green Tree on July 1, 2011 as well as the interest rates on the mortgage-backed debt of the trusts and the yields on our residential loan portfolios and prepayments thereof.
     Our short and long-term debt approximates $778 million at August 5, 2011. We pay interest on this outstanding debt at interest rates that fluctuate based upon changes in base rates. Rising interest rates increase our interest expense.
     Our fixed-rate residential loan portfolio had $1.8 billion of unpaid principal as of June 30, 2011 and December 31, 2010, and fixed-rate mortgage-backed debt was $1.5 billion and $1.3 billion as of June 30, 2011 and December 31, 2010, respectively. The fixed rate nature of these instruments and their offsetting positions effectively mitigate significant interest rate risk exposure from these instruments. If interest rates decrease, we may be exposed to higher prepayment speeds. This could result in a modest increase in short-term profitability. However, it could adversely impact long-term profitability as a result of a shrinking portfolio. Changes in interest rates may impact the fair value of these financial instruments.
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
  Effect of Governmental Initiatives on Market Risk
     As a result of ongoing challenges facing the United States economy, new laws and regulations have been and may continue to be proposed that impact the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted and signed into law. The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which officially began operation on July 21, 2011 and has broad authority to develop and implement rules regarding most consumer financial products, including provisions addressing mortgage reform as well as provisions affecting corporate governance and executive compensation at all publicly-traded companies. The Act also requires securitizers of asset-backed securities to retain an economic interest (generally 5%) in the credit risk of the securitized asset. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to our Company. See additional risks relating to government initiatives set forth in Part II, Item 1A of this Form 10-Q.
     In addition, state governments have become increasingly involved in regulating mortgage servicing activities, particularly as it pertains to processes and procedures surrounding mortgage modifications. It is difficult to determine at this time what effects these actions may have on our business, but a minimum they would likely extend the foreclosure process in some cases.
  Quantitative Information on Market Risk
     Our future earnings are sensitive to a number of market risk factors; changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. There were no material changes to our quantitative information as of June 30, 2011 as compared to December 31, 2010.
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
     (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our second quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Because of the larger size and expanded scope of the Green Tree business, we will have greater exposure to legal proceedings in the future; however, neither our historical business nor the Green Tree business is currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.
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
Item 1A. Risk Factors
     The acquisition of Green Tree on July 1, 2011, and our resulting non-qualification as a REIT, has caused the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 to change in many material respects. Therefore, we are providing revised risk factors in this Form 10-Q. You should carefully review and consider the risks described below. If any of the risks described below should occur, our business, prospects, financial condition, cash flows, liquidity, results of operations, and ability to make cash distributions to our stockholders could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties of which we are currently unaware, or that we currently deem to be immaterial, may also become important factors that adversely impact us. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Risks Related to Our Industry
The business in which we engage is complex and heavily regulated, and changes in the regulatory environment affecting our business, including the enactment of the Federal Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Our business is subject to numerous federal, state and local laws and regulations, and may be subject to judicial and administrative decisions imposing various requirements and restrictions. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; fair debt collection; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; unfair and deceptive acts and practices; escrow administration; lender-placed insurance; bankruptcy; loan modifications; deficiency collections; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with some of our customers, we also are subject to additional requirements that our customers may impose.
     As an example of how unforeseen circumstances may result in regulatory or other action, which may, in turn, affect our industry, during 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in those states. At least one of those competitors announced the temporary suspension of foreclosure proceedings in all 50 states, not just judicial foreclosure states. Due in part to these announcements, regulators and attorneys general of certain states began requesting information as to the foreclosure processes and procedures of most mortgage servicers, including the Company. In addition, several rating agencies have made similar inquiries. We believe that inquiries directed at some of our competitors have resulted in more in-depth investigations of, and legal proceedings against such competitors, by, among others, attorneys general of certain states, the Federal Trade Commission and the U.S. Department of Justice. We have reviewed our processes and procedures utilizing both internal personnel and third party consultants and, to date, have not identified any material non-compliance with existing mortgage processing laws and regulations. We expect to continue to perform such audits in the future. We cannot be certain, however, that lawyers and other service providers retained by the Company to process mortgage foreclosures have complied in all respects with required processes in their respective jurisdictions. It is not known at this time whether any new laws or regulations affecting the mortgage foreclosure process will be implemented by federal, state or local governmental authorities, nor is it currently possible to determine what, if any, effects such laws may have on our business. Should such laws or regulations be enacted, there could be an adverse affect on the Company’s results of operations.

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
     On July 21, 2010, Dodd-Frank was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, servicing and securitization. Certain provisions of Dodd-Frank may adversely impact the operation and practices of the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. We believe that Fannie Mae and Freddie Mac hold potential for growth opportunities for our business and we are unable to determine what impact the applicable provisions of the Dodd-Frank Act may have on that potential.
     The Consumer Financial Protection Bureau, or CFPB, a new federal agency established pursuant to Dodd-Frank, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing; and is empowered with examination and enforcement authority. Dodd-Frank also establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by Dodd-Frank and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain. While we continue to evaluate all aspects of Dodd-Frank, the CFPB and legislation and regulations promulgated under Dodd-Frank or by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.
     Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
The enforcement consent orders by certain federal agencies against the largest servicers related to foreclosure practices could impose additional compliance costs on our servicing business.
     On April 13, 2011, the four federal agencies overseeing certain aspects of the mortgage market: the Federal Reserve, the Office of the Comptroller of the Currency, or OCC, the Office of Thrift Supervision, or OTS, and the Federal Deposit Insurance Corporation, or FDIC, entered into enforcement consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement actions require the servicers, among other things to: (i) promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and to establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third-party vendors, including outside legal counsel, that provide default management or foreclosure services. While these enforcement consent orders are considered as not preemptive to state actions, it remains to be seen how state actions and proceedings will be affected by the federal consents.
     Although we are not a direct party to the above enforcement consent orders, we will likely become subject to the terms of the consent orders to the extent (i) we subservice loans for the servicers that are parties to the enforcement consent orders; (ii) our investors request that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices as required by our servicing agreements. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

We may be subject to liability for potential violations of predatory lending and/or servicing laws, which could adversely impact our results of operations, financial condition and business.
     Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.
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
     In addition, the U.S. government through the Federal Housing Administration, or FHA, the FDIC, and the U.S. Department of Treasury, or the Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), Home Affordability Modification Program, or HAMP, and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Green Tree and Marix are HAMP approved servicers and would be affected by any changes to HAMP rules. Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. Moreover, federal regulators are believed to be considering new regulations relating to lender-placed insurance which could reduce the amount of insurance commission the Green Tree insurance agency receives, or adversely impact our self insurance of our legacy insurance program. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, changes imposed on our insurance businesses as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, Freddie Mac, or the Government National Mortgage Association, or Ginnie Mae, may adversely affect the value of, and the returns on, such residential mortgage loans, insurance businesses and the potential growth of our business.
     Furthermore, if regulators impose new or more restrictive requirements, as has been indicated by, amongst others, the CFPB, we may incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. Our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines, penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition. We are unable to predict whether federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and whether any such changes could adversely affect our cost of doing business and profitability.
The Financial Reform Plan could have an adverse effect on our operations.
     On June 17, 2009, the U.S. Treasury released the Obama administration’s framework for financial regulatory reform, or the Financial Reform Plan. The Financial Reform Plan proposes a comprehensive set of legislative and regulatory reforms aimed at promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the government with the tools it needs to manage financial crises, and raising international regulatory standards and improving international cooperation. Implementation of the Financial Reform Plan, including changes to the manner in which financial institutions (including government sponsored entities, or GSEs, such as Fannie Mae and Freddie Mac), financial products, and financial markets operate and are regulated and in the accounting standards that govern them, could adversely affect our business and results of operations.

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
     The implementation of our business strategies may be materially affected by the continuation of current conditions in the mortgage and housing markets, the financial markets, and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, including political unrest in the Middle East and the possibility of credit defaults by several European countries, the recent debt ceiling impasse by the U.S. government and the resulting downgrade of the United States’ credit rating, the availability and cost of credit, the mortgage market and the real estate market, and other factors have contributed to increased volatility and diminished expectations for the economy and markets going forward. The risks associated with our servicing business and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, the aforementioned circumstance may adversely affect the third-party servicing performed by Green Tree and Marix, including our receipt of servicing incentive fee compensation and the timing, amount and reimbursement of servicing advances made by us, and may further adversely affect or prolong our ability to successfully integrate Green Tree or to bring Marix into profitability.
Continued weakness in the mortgage and residential real estate markets could negatively affect our results of operations and financial condition, including causing credit and market value losses related to our holdings that could cause us to take charges and/or add to our allowance for loan losses in amounts that may be material.
     The residential mortgage market in the United States has experienced significant levels of defaults, credit losses, and liquidity instability. These factors have impacted investor perception of the risks associated with the residential loans that we own. Continued or increased deterioration in the residential loan market may adversely affect the performance and market value of our current investments. Deterioration in home prices or the value of our portfolio could require us to take charges, or add to our allowance for loan losses, either or both of which may be material. The residential loan market also has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or will not worsen.
     A continued deterioration or a delay in any recovery in the residential mortgage market may also reduce the number of mortgages we service or new mortgages that we originate, reduce the profitability of mortgages currently serviced by us or adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition or results of operations. In addition, the cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in servicing compensation.
     While limitations on financing initially were felt in the less-than-prime mortgage market, it appears that liquidity issues now also affect prime and Alt-A lending, with the curtailment of many product types. This has an adverse impact on new demand for homes, which continues to compress home ownership rates and has a negative impact on future home price performance. There is a strong correlation between home price growth rates and residential loan delinquencies. Market deterioration has caused us to expect increased credit losses related to our holdings and to sell some foreclosed real estate assets at a loss.

Risks Related to Our Business and the Acquisition of Green Tree
We may fail to realize the anticipated benefits and cost savings of the acquisition of Green Tree, which could adversely affect the value of our common stock.
     The success of our acquisition of Green Tree will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Green Tree. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:
•	our ability to successfully combine the businesses of the Company and Green Tree;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more than the value we will derive from the acquisition;

•	the reduction of our cash available for operations and other uses;

•	the incurrence of significant indebtedness to finance the acquisition; and

•	the assumption of certain known and unknown liabilities of Green Tree.
     If we are not able to successfully combine the businesses of the Company and Green Tree within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key Company and Green Tree employees, the disruption of each company’s ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Green Tree into our operations and to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:
•	combining the companies’ business development and operations;

•	integrating the companies’ technologies and services;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	maintaining existing agreements with customers and avoiding delays in entering into new agreements with prospective customers and suppliers; and

•	coordinating geographically dispersed organizations.
     In addition, at times, the attention of certain members of the companies’ management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each of the companies’ ongoing business and the business of the combined company.

The Green Tree business is significantly larger than the Company’s business and therefore may subject the combined business to greater scrutiny by state and federal regulators than previously experienced by our Company.
     As described under “Risks Related to Our Industry” as a result of the high residential mortgage foreclosure rate in general and reports of improper servicing practices by some mortgage servicers in particular, the mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is more likely to target larger servicing organizations like Green Tree than smaller organizations like the Company was prior to the acquisition. As an example, the State Attorneys General of all fifty states have targeted several of the largest banks in the U.S. for review and reform of their servicing practices. Similarly, in November of 2010 the Federal Trade Commission, or FTC, issued subpoenas to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. While Green Tree represented in the acquisition agreement that it has operated its business in compliance in all material respects with material laws applicable to its business, we cannot guarantee that the FTC’s investigation will not reveal violations of law or regulation that may adversely affect Green Tree’s business. Moreover, as a significantly larger company, the combined business is more likely to be investigated and we cannot assure you that such investigations would not reveal any improprieties in Green Tree’s past or present operations.
The Company’s and Green Tree’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the acquisition of Green Tree.
     Parties with which the Company and Green Tree do business, including current and potential customers, may experience uncertainty associated with the transaction, including with respect to current or future business relationships with the Company, Green Tree, or the combined business. The Company’s or Green Tree’s business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, Green Tree, or the combined business. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of the combined business.
Certain aspects of our business are subject to factors that are beyond our control and/or not predictable with any degree of certainty. This unpredictability may adversely affect our projections, business plans, cash flows and business strategies in material ways.
     We believe that there is a secular shift in mortgage servicing that is underway pursuant to which mortgage servicing currently performed by the largest banks is or will be shifted to specialized servicers like the Company. Such a shift for existing servicing business, however, is largely dependent upon the willingness and ability of the parties to transfer servicing rights. We cannot be certain that this shift will continue, nor do we have any control over the scope and/or timing of the parties’ efforts to transfer servicing. As a result, while we might receive assurances from our customers that new business may be coming to us, unless and until our customers secure the corresponding servicing rights and transfer the business, we cannot be certain that the new business will be consummated or that the volumes will correspond to previous assurances. In addition, some of our contracts contain periodic performance payments that are determined by formulas and/or are tied to the performance of our competitors. Inasmuch as we have little or no insight into the performance of our competitors in order that we might predict the ultimate payout of these incentives, it is difficult, if not impossible in some instances to predict with any certainty what the payout (if any) of the incentive payments will be. This unpredictability of revenues may adversely affect our projections, business plans, cash flows and business strategies in material ways.
The Company and Green Tree may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.
     Uncertainty about the effect of the Green Tree acquisition on the combined Company’s employees may have an adverse effect on the Company, and consequently the combined business. This uncertainty may impair the Company’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging as employees of the Company may experience uncertainty about their future roles with the combined business. If key employees of the Company depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to continue as employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
     We have substantial levels of indebtedness. On July 1, 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility, or Revolver and, together with the 2011 Term Loans, or the Credit Agreements. Our obligations under the Credit Agreements are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of our and the guarantors’ assets. As of August 5, 2011, our total outstanding indebtedness was approximately $778 million, and we had $32 million of available borrowings under our Revolver. Our high level of indebtedness could have important consequences, including:
•	increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors with lower debt levels.
     We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreements. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
     Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
     In addition, we conduct some of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
     We may find it prudent or necessary to refinance our existing indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions. In addition optional prepayment of our existing indebtedness is subject to the payment of substantial prepayment premiums. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.
     If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.
Our debt agreements contain covenants that restrict our operations and may inhibit flexibility in operating our business and increasing revenues.
     Our Credit Agreements contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
     Under our Credit Agreements, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under our Credit Agreements. Upon the occurrence of an event of default under these agreements, the lenders thereunder could elect to declare all amounts outstanding under the Credit Agreements to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Credit Agreements could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the Credit Agreements were to demand immediate repayment of the amounts outstanding thereunder, there can be no assurance there we will have sufficient assets to repay amounts due under the Credit Agreements and our other indebtedness.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
     Prior to the acquisition of Green Tree, the Company was not involved in any material hedging activities or transactions. Green Tree has from time to time, used various derivative financial instruments to provide a level of protection against interest rate risks. In the future we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. No hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations. Additional risks related to hedging include:
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
     We would expect to enter into contracts with major financial institutions only based on their credit rating and other factors, but our Board of Directors may choose to change this policy in the future. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We might not be able to maintain or grow our business if we cannot identify and acquire mortgage servicing rights or enter into additional subservicing agreements on favorable terms.
     Our servicing portfolio is subject to “run-off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the rights to service additional pools of residential mortgages. We may not be able to acquire servicing rights or enter into additional subservicing agreements on terms favorable to us nor do we control the decision to transfer servicing to us. In determining the purchase price for both servicing rights and subservicing, management makes certain assumptions, many of which are beyond our control, including, among other things:
•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.
The owners of certain loans we service or subservice, may, under certain circumstances, terminate our mortgage servicing rights or subservicing contracts, respectively.
     As is standard in our industry, under the terms of our master servicing agreements with GSEs and other customers, our customers have the right to terminate us as the servicer of the loans we service on their behalf if we default pursuant to the terms and conditions of the servicing agreement; and in some agreements the servicing can be transferred without cause (although in this case the servicer typically receives the fair value of the servicing rights). Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with generally 60 to 90 days notice. In some instances, the subservicing contracts require payment of a deboarding fee upon transfer while in other instances there is little to no compensation. We expect to continue to acquire subservicing rights under terms and conditions which could exacerbate these risks.
     If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition, results of operations and stock price.
Unlike competitors that are banks, we are subject to state licensing requirements and substantial compliance costs.
     Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. Future state legislation and changes in regulation may significantly increase the compliance costs on our operations or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Our business would be adversely affected if we lose our licenses.
     Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency or third party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
     We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition or results of operations.

We may incur litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure.
     We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for servicing advances could adversely affect our business, financial condition or results of operations.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
     During any period in which a borrower is not making payments, we are required under some of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, and pay property taxes, insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition or results of operations.
A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.
     Standard & Poor’s, Moody’s and Fitch rate us as a residential loan servicer. Our current favorable ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations.
Technology failures could damage our business operations and increase our costs.
     The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Systems failures could cause us to incur significant costs and this could adversely affect our business, financial condition or results of operations.
Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability.
     In the ordinary course of our business, we receive and store certain confidential nonpublic information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations, expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
Legal proceedings and related costs may increase and could adversely affect our financial results.
     We are routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. The addition of the Green Tree business, which is significantly larger in scope and size than our historical business, will increase the number of suits against us. The outcome of these proceedings may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of class action lawsuits and regulatory actions by states’ attorneys general. Litigation and other proceedings may require that we pay attorneys fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results.
Negative public opinion could damage our reputation and adversely affect our earnings.
     Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices, and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

The industry in which we operate is concentrated and highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
     We operate in a concentrated and highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. A majority of the loans we service are controlled by relatively few entities, in particular GSEs. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, typically have access to greater financial resources and lower funding costs, and may be able to participate in government programs in which we are unable to participate because our business is new to the sector or of insufficient scale. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service mortgage loans may result in lower margins based on our servicing model. Because of the relatively limited number of customers, our failure to meet the expectations of any customer could materially impact our business. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
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
     We may use repurchase agreements, warehouse facilities, credit facilities (including term loans and revolving facilities), structured financing arrangements, securitizations, term CMOs and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other actions, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. These financing agreements also may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.
     If the market value of the loans pledged to a funding source declines in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the collateral or funds available to do so. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. If we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position, which would permit us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as effectively as we otherwise might choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.
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
     Some of our existing securitization trusts contain delinquency and loss triggers that, if exceeded, allocate any excess over-collateralization to paying down the bonds for the securitization at an accelerated pace rather than releasing the excess cash to us. One of our existing securitizations, Mid-State Capital Corporation 2006-1, or Trust 2006-1, exceeded the delinquency trigger and has not provided any excess cash flow to us during 2011. At June 30, 2011, Trust 2006-1 held mortgage loans with an outstanding principal balance of $173.7 million and a book value of $166.9 million, with collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $161.6 million.
     All of our other securitization trusts have experienced some level of delinquencies and losses, and, if any of these trusts were to exceed their respective triggers or if we are unable to cure the triggers already exceeded, any excess cash flow from such trusts would not be available to us and, as a result, we may not have sufficient sources of cash to meet our operating needs.
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
     We have invested in residential loans that are not liquid. It may be difficult or impossible to obtain third party pricing on the residential loans that we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. In addition, validating third party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our residential loans may make it difficult for us to sell such residential loans if the need or desire arises. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our portfolio. As a result, our ability to assess or vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations or financial condition.
Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.
     Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance in an amount equal to the lesser of (a) the outstanding balance on the mortgage on the property and (b) the value of the property, and in either case pass the premium onto the borrower. Green Tree acts as an agent for this purpose by placing the insurance coverage with a third-party carrier for which Green Tree receives a commission. Our historical practice has been to place the coverage with a third-party carrier which, in turn, reinsures some of the exposure with Walter Investment Reinsurance Co., Ltd., a wholly-owned subsidiary of the Company. Both practices have come under the scrutiny of regulators. As of August 1, 2011, no regulations have been put into place which would affect these practices; however, we cannot be certain that one or both practices will not be restricted or even prohibited. Should this occur, the revenues from our insurance businesses could be significantly reduced or eliminated.
National and regional economic conditions may have a material impact on our profitability because a significant portion of our loan portfolio is secured by homes located in these markets.
     We service loans throughout the U.S., however, we have higher concentrations of our owned residential loans in the Texas, Louisiana, Mississippi, Alabama and Florida markets. As a result of the geographic concentration of residential loans in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate conditions. In the past, rates of loss and delinquency on residential loans have increased from time to time, driven primarily by weaker economic conditions. Furthermore, precarious economic conditions may hinder the ability of borrowers to repay their obligations in all areas where we conduct our business. In the event of negative economic changes in these markets or nationally, our business, financial condition and results of operations, and the trading price of our common stock may be materially and adversely affected.
Natural disasters and adverse weather conditions could disrupt our business and adversely affect our results of operations, including those of our insurance business.
     The climates of many of the states in which we do business and plan to continue to operate in the future, including Texas, Louisiana, Mississippi, Alabama and Florida, where we have large concentrations of owned residential loans, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in these areas have in the past, and may in the future, lead to significant insurance claims, cause increases in delinquencies and defaults in our mortgage portfolio and weaken demand for homes that we may have to repossess in affected areas, which could adversely affect our results of operations. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses that may occur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

     Our insurance business also is susceptible to risks of natural disasters and adverse weather conditions. Best, an insurance subsidiary of the Company, places coverage through American Modern Insurance Group, or AMIG, which, in turn, reinsures some or all of the coverage through Walter Investment Reinsurance Co., Ltd, or WIRC. WIRC has a reinsurance policy with Munich Re. This policy has a $2.5 million deductible per occurrence with an aggregate limit of $10 million per year. Multiple occurrences of natural disasters and/or adverse weather conditions will subject us to the payment of a corresponding number of deductibles of up to $2.5 million per occurrence. In addition, to the extent that insured losses exceed $10 million in the aggregate in any policy year, we will be responsible for the payment of such excess losses. Because we are dependent upon Munich Re’s ability to pay any claims on our reinsurance policy, should they fail to make any such payments, the payments would be our responsibility. In the future, reinsurance of WIRC’s exposure to AMIG may not be available, or available at affordable rates, leaving us without coverage for claims.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.
     Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley or SOX, requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Green Tree, which at the time of acquisition was a private company and not subject to the requirements of Sarbanes-Oxley, must be brought into compliance with SOX reporting standards. We may in the future discover areas of internal controls at Green Tree that do not exist or that need improvement. We cannot be certain that we will be successful in establishing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares of common stock. In addition, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such weaknesses or deficiencies and management may not be able to remediate the same in a timely manner.
We utilize, and will continue to utilize, analytical models and data in connection with the pricing of new business and the valuation of our future investments, and any incorrect, misleading or incomplete information used in connection therewith may subject us to potential risks.
     Given the complexity of our proposed future investments and strategies, we rely, and will continue to rely, on analytical models and information and data, some of which is supplied by third parties. Should our models or such data prove to be incorrect or misleading, any decision made in reliance thereon exposes us to potential risks. Some of the analytical models that we use or will be used by us are predictive in nature. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. We also use and will continue to use valuation models that rely on market data inputs. If incorrect market data is input into a valuation model, even a tested and well-respected valuation model, it may provide incorrect valuations and, as a result, could provide adverse actual results as compared to the predictive results.
While we expand our business, we may not be successful in conveying the knowledge of our long-serving personnel to newly hired personnel and retaining our internal culture.
     Much of our success can be attributed to the knowledge, experience, and loyalty of our key management and other personnel who have served us for many years. As we grow and expand our operations, we will need to incorporate employees from acquired businesses and hire new employees to implement our business strategies. It is important that the knowledge and experience of our senior management and our overall philosophies, business model, and operational standards, including our differentiated “high-touch” approach to servicing, are adequately conveyed to, and shared by, these new members of our team. At the same time, we must ensure that our hiring and retention practices serve to maintain our internal culture. If we are unable to achieve these integration objectives, our growth could come at a risk to our business model, which has been a major underlying component of our success.
We may change our investment and operational policies without stockholder consent, which may adversely affect the market value of our common stock.
     Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to acquisitions, dispositions, growth, operations, indebtedness, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock.

Risks Related To Our Investments
We have historically invested in less-than-prime, non-conforming and other credit-challenged residential loans, which are subject to increased risks relative to prime loans.
     Our existing portfolio includes less-than-prime residential loans and sub-performing and non-performing residential loans, which are subject to increased risks of loss. Loans may be, or may become, sub-performing or non-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet debt service obligations to us. Such sub-performing or non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our senior management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of our owned loans. However, even if such restructuring were successfully accomplished, a risk exists that the borrowers will not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.
     In addition, certain sub-performing or non-performing loans that we have acquired may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.
     In the future, it is possible that we may find it necessary or desirable to foreclose on some of the residential loans that we have acquired, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, costs or delays involved in the effectuation of a foreclosure or a liquidation of the underlying property further reduce the proceeds and thus increase costs and potential loss.
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
     Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations and financial condition.
We may not realize expected income from our portfolio.
     Historically, we invested to generate current income. To the extent the borrowers default on interest or principal payments on the residential loans in which we have invested, we may not be able to realize income from our portfolio. Any income that we realize may not be sufficient to offset our expenses. Our inability to realize income from our portfolio would have a material adverse effect on our financial condition and results of operations and the trading price of our common stock.

Increases in interest rates could negatively affect the value of our portfolio, which could result in reduced earnings or losses.
     We have historically invested directly in residential loans. Under a normal yield curve, an investment in these loans will decline in value if long-term interest rates increase. Declines in market value ultimately may reduce earnings or result in losses to us. A significant risk associated with our portfolio is the risk that long-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of our portfolio would decline, and the duration and weighted-average life of our portfolio would increase. While we plan to hold our portfolio to maturity, we could realize a loss if our portfolio were to be sold. Market values of our portfolio may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those residential loans that are subject to prepayment risk and widening of credit spreads.
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
Changes in prepayment rates could result in reduced earnings or losses.
     There are seldom any restrictions on borrowers’ abilities to prepay their residential loans. Homeowners tend to prepay residential loans faster when interest rates decline. Consequently, owners of the loans must reinvest prepayment proceeds at the lower prevailing interest rates. Conversely, homeowners tend not to prepay residential loans when interest rates increase. Consequently, owners of the loans are unable to reinvest prepayment proceeds at the higher prevailing interest rates. This volatility in prepayments may result in reduced earnings or losses for our business.
     To the extent our residential loans were purchased at a premium, faster-than-expected prepayments result in a faster-than-expected amortization of the premiums paid, which would adversely affect our earnings.
The residential loans we service and/or have invested in are subject to delinquency, foreclosure and loss, which could result in reduced earnings.
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
     We own assets secured by real estate and may own real estate in the future upon a default of residential loans. Real estate investments are subject to various risks, including:
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

     If any of these or similar events occurs, it may reduce our return from an affected property or investment and adversely affect our results of operations.
Insurance on residential loans and their collateral may not cover all losses.
     There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.
We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.
     In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity or results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.
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
     Additionally, with the consummation of the Green Tree acquisition, the Company no longer qualifies as a REIT. Consequently, we will no longer distribute a minimum of 90% of our taxable income each year as was required to maintain our REIT status. Instead, all future distributions, if any, will be made at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as any contractual restrictions, including the covenants in our Credit Agreements that limit our ability to pay dividends.
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
     The stock market has recently experienced extreme price and volume fluctuations that have affected the market price of the shares of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock or cause the market price for our common stock to fluctuate significantly in response to factors beyond our control and unrelated to our business. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock. For example, during the period from July 31, 2010 to July 31, 2011, our stock ranged between a high of $27.91 and a low of $14.78 per share.
Our existing portfolio of residential loans was primarily purchased from and originated by Walter Energy‘s homebuilding affiliate, JWH, and we may not be successful in identifying and consummating suitable investment opportunities independent of this origination platform, which may impede our growth and negatively affect our results of operations.
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
We may issue shares of preferred stock with greater rights than our common stock.
     Our charter authorizes our Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued will rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock, decrease the amount of earnings and assets available for distribution to holders of our common stock or adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Our common stock will rank junior to all of our and our subsidiaries’ liabilities in the event of a bankruptcy, liquidation or winding up.
     In the event of a bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the common stock only after all of our existing liabilities have been paid. In addition, upon our voluntary or involuntary liquidation, dissolution or winding up, holders of common stock will share ratably in the assets remaining after payments to creditors senior to them in our capital structure. In the event of a bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities that rank senior to obligations owed to equity holders, to pay any amounts with respect to our common stock then outstanding.
Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.
     We may issue equity in the future in connection with capital raisings, acquisitions, strategic transactions, or for other purposes. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.
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
     The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.
     Our Board of Directors is divided into three classes of directors. Directors of each class are elected for three-year terms upon the expiration of their current terms, and each year one class of directors will be elected by our stockholders. The terms of the directors expire in 2012, 2013 and 2014, respectively. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.
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
     Restrictions to ownership related to our former status as a REIT are no longer applicable leaving us susceptible to takeover. Provisions in our charter that limited beneficial or constructive ownership of our stock by any one person to 9.8% of our outstanding stock are no longer applicable as a result of our failure to qualify as a REIT. This means that individuals or entities, or groups of individuals or entities could acquire a controlling interest in our company and thereafter, adversely change our operations and/or strategies.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.
     We do not intend to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
     In general, we expect to operate our company so that we will not be required to register as an investment company under the Investment Company Act because we are not engaged primarily, and do not propose to engage primarily, in the business of investing, reinvesting or trading in securities, and we do not own or propose to acquire investment securities having a value exceeding 40% of our total assets. If investment securities comprise more than 40% of our total assets in the future, we could be required to restructure our activities in a manner that or at a time when we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and the sustainability of our business model. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act.
Tax Risks
Summary of U.S. federal income tax risks.
     This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Quarterly Report on Form 10-Q and that could affect the U.S. federal tax treatment of us or our stockholders. Investors are advised to consult with tax experts to fully assess their tax risks.
We will no longer qualify for taxation as a REIT for United States federal income tax purposes, and there can be no assurance that the IRS will not challenge our previous REIT status.
     Although we elected for United States federal income tax purposes to be treated as a real estate investment trust, or REIT, in prior taxable years, we will not qualify as a REIT for our current taxable year or any year in the foreseeable future, and, as a result, we will be unable to claim the United States federal income tax benefits associated with REIT status. Moreover, there can be no assurance that the Internal Revenue Service will not challenge our qualification as a REIT for previous years in which we elected REIT status. Although we believe we did qualify as a REIT in each such year, if the Internal Revenue Service were to successfully challenge our previous REIT status, we would suffer adverse United States federal income tax consequences.
We may be required to report taxable income from certain investments earlier than and possibly in excess of our realization of the economic income ultimately provided from them.
     We are subject to U.S Federal tax provisions that do not fully match reportable taxable income with the timing of our receipt of economic income.
     Most of our installment and mortgage notes receivable have a tax basis considerably less than their principal balances as we were treated, for tax purposes only, as purchasing the assets we acquired at the spin-off at amounts less than outstanding principal. In addition, we have acquired debt instruments in the secondary market at prices less than their outstanding principal balances. This has resulted in a “market discount” under tax laws that provide for complicated and sometimes non-economic income recognition schemes.
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
     Our loss mitigation activities have and will include negotiated modifications to debt obligations as alternatives to foreclosure. Under the tax law, “significant modifications” to debt having tax basis lower than outstanding principal can and do result in taxable income in excess of realized economic income. Many of our modifications will be “significant.” We are taking steps to minimize the unfavorable effects of these tax rules; as with market discount, we may not be able to benefit from any offsetting loss deductions in a later taxable year.
Our Board of Directors’ election to terminate our REIT election no longer requires us to distribute substantially all of our net taxable income to our stockholders.
     Our corporate charter permits our Board of Directors to revoke or otherwise terminate our REIT election if the board determines that it is no longer in the best interests of the Company to continue to operate as a REIT. The board made such a determination in connection with the Green Tree acquisition and, as a result of our ceasing to operate as a REIT, we are not required to distribute substantially all of our net taxable income to our stockholders.

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
     A controversy exists with regard to the U.S. federal income taxes allegedly owed by Walter Energy for fiscal years ended August 31, 1983 through May 31, 1994. Our predecessor companies were included within Walter Energy during these years. According to Walter Energy’s most recent public filing, the amount of tax claimed by the IRS in an adversary proceeding in bankruptcy court, including interest and penalties, is substantial. Walter Energy’s public filing further provides that Walter Energy believes that, should the IRS prevail on any issues in dispute, Walter Energy’s exposure is limited to interest and possible penalties and the amount of tax claimed will be offset by deductions in other years.
     In addition, Walter Energy’s most recent public filing disclosed that the IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. Our predecessor companies were included within Walter Energy during these years. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties; however, we have no knowledge as to the extent of the claim. In addition, Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is in its early stages Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.
     While Walter Energy is obligated to indemnify us against any such claims, as a matter of law, we are jointly and severally liable for any final tax determination, which means that if Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy disclosed in its public filing that it believes its filing positions have substantial merit and that they intend to defend vigorously any claims asserted, but there can be no assurance that Walter Energy is correct or that, if not, they will be able to pay the amount of the claims.
The tax separation agreement between us and Walter Energy allocates to us certain tax risks associated with the spin-off of the financing division and the Merger and imposes other obligations that may affect our business.
     Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated U.S. federal income tax group and certain combined, consolidated, or unitary state and local income tax groups. Under the terms of the tax separation agreement between Walter Energy and Walter Investment Management LLC, or WIM, dated April 17, 2009, WIM generally computes WIM’s tax liability for purposes of its taxable years ended December 31, 2008 and April 16, 2009, on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to WIM’s U.S. federal income and combined state returns, to file all such returns on WIM’s behalf and to determine the amount of WIM’s liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax separation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, WIM (and therefore we) generally will be responsible for any taxes incurred by Walter Energy or its stockholders if such taxes result from certain of our actions or omissions or for a percentage of any such taxes that are not a direct result of either our or Walter Energy’s actions or omissions based upon a designated allocation formula. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax separation agreement, we could be liable for those taxes as a result of WIM being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. Moreover, the tax separation agreement obligates WIM to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
     In light of the voting results concerning the frequency with which stockholders will be provided an advisory vote on executive compensation that were delivered at the Company's 2011 annual meeting of stockholders, the Company's board of directors has determined that the Company will hold an annual advisory vote on executive compensation until the next required vote on the frequency of stockholder votes on executive compensation. The Company is required to hold votes on frequency every six years.
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

Dated: August 8, 2011

By:	/s/ Kimberly A. Perez
Kimberly A. Perez
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 8, 2011

INDEX TO EXHIBITS

Exhibit No	Notes	Description
2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)
Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC.

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

10.2	(4)	Walter Investment Management Corp. 2011 Omnibus Incentive Plan

10.3	(5)
Form of Award Agreement under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan awarding options to purchase Company stock to Mark O’Brien, Charles Cauthen, Denmar Dixon, Kimberly Perez, Stuart Boyd and Delio Pulido.

10.4	(6)	First Lien Credit Agreement dated as of July 1, 2011

10.5	(6)	Second Lien Credit Agreement dated as of July 1, 2011

10.6	(7)	Employment Agreement between the Registrant and Brian Libman.

10.7	(7)	Employment Agreement between the Registrant and Keith Anderson.

10.8	(7)	Employment Agreement between the Registrant and Brian Corey.

31.1	(7)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(7)	Certification by Kimberly A. Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(7)	Certification by Mark J. O’Brien and Kimberly A. Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(7)	XBRL (Extensible Business Reporting Language) - The following materials from Walter Investment’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

		Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Note	Notes to Exhibit Index
(1)
Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011.

(4)	Incorporated by reference to Registrant’s 2011 Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 12, 2011.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011.

(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.

(7)	Filed herewith