Form 10-Q
period 2011-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2011-11-08
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 27,654,797 shares of common stock outstanding as of October 31, 2011.

WALTER INVESTMENT MANAGEMENT CORP.
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the Nine Months Ended September 30, 2011 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. (Removed and Reserved)	52
Item 5. Other Information	52
Item 6. Exhibits	52
Signatures	53
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$36,171	$114,352
Restricted cash and cash equivalents	259,278	52,289
Residential loans (includes $696,245 and $0 at fair value)	2,325,951	1,637,392
Allowance for loan losses	(13,296)	(15,907)

Residential loans, net	2,312,655	1,621,485
Receivables, net (includes $80,565 and $0 at fair value)	231,921	3,426
Servicer and protective advances, net	135,730	10,440
Servicing rights, net	264,341	—
Goodwill	468,163	—
Intangible assets, net	136,191	—
Premises and equipment, net	133,005	2,286
Deferred tax asset, net	—	221
Other assets	119,434	90,991

Total assets	$4,096,889	$1,895,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities (includes $23,699 and $0 at fair value)	$224,229	$41,762
Dividends payable	6,200	13,431
Servicing advance liabilities	105,740	3,254
Debt	774,285	—
Mortgage-backed debt (includes $830,488 and $0 at fair value)	2,268,366	1,281,555
Servicer payables	137,644	—
Deferred tax liability, net	49,934	—

Total liabilities	3,566,398	1,340,002

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 27,650,118 and 25,785,693 shares at September 30, 2011 and December 31, 2010, respectively	277	258
Additional paid-in capital	170,661	127,143
Retained earnings	358,969	426,836
Accumulated other comprehensive income	584	1,251

Total stockholders’ equity	530,491	555,488

Total liabilities and stockholders’ equity	$4,096,889	$1,895,490

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, or securitization trusts or VIEs, which are included in the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated securitization trusts. The liabilities in the table below include third-party liabilities of the consolidated securitization trusts only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$59,374	$42,859
Residential loans (includes $696,245 and $0 at fair value)	2,316,686	1,543,047
Allowance for loan losses	(13,178)	(15,217)

Residential loans, net	2,303,508	1,527,830
Receivables, net (includes $80,565 and $0 at fair value)	80,565	—
Other assets	60,478	57,658

Total assets	$2,503,925	$1,628,347

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Accounts payable and other accrued liabilities	$10,696	$8,593
Mortgage-backed debt (includes $830,488 and $0 at fair value)	2,268,366	1,281,555

Total liabilities	$2,279,062	$1,290,148

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Servicing revenue and fees	$88,012	$—	$94,259	$—
Interest income on loans	41,239	41,307	124,623	124,817
Insurance revenue	16,954	1,778	21,123	6,636
Other income	4,935	437	6,123	2,213

Total revenues	151,140	43,522	246,128	133,666

EXPENSES
Interest expense	47,336	20,176	89,389	61,871
Provision for loan losses	1,865	1,377	3,365	4,541
Salaries and benefits	49,404	5,708	67,128	18,547
Depreciation and amortization	26,042	59	26,402	243
General and administrative	23,227	5,002	47,561	14,673
Other expenses, net	4,826	2,882	13,775	8,282

Total expenses	152,700	35,204	247,620	108,157

OTHER INCOME (EXPENSE)
Net fair value losses	(1,404)	—	(1,404)	—
Other	—	1,680	95	1,680

Other income (expense)	(1,404)	1,680	(1,309)	1,680

Income (loss) before income taxes	(2,964)	9,998	(2,801)	27,189
Income tax expense	58,798	312	58,866	828

Net income (loss)	$(61,762)	$9,686	$(61,667)	$26,361

Basic earnings (loss) per common and common equivalent share	$(2.17)	$0.36	$(2.26)	$0.98
Diluted earnings (loss) per common and common equivalent share	(2.17)	0.36	(2.26)	0.98
Total dividends declared per common and common equivalent share	0.22	0.50	0.22	1.00

Weighted-average common and common equivalent shares outstanding — basic	28,490,886	26,474,001	27,251,361	26,411,018
Weighted-average common and common equivalent shares outstanding — diluted	28,490,886	26,569,897	27,251,361	26,492,850
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share data)

							Accumulated
				Additional			Other
		Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Total	Shares	Amount	Capital	Loss	Earnings	Income (Loss)
Balance at December 31, 2010	$555,488	25,785,693	$258	$127,143		$426,836	$1,251

Comprehensive loss
Net loss	(61,667)				$(61,667)	(61,667)
Other comprehensive loss, net of tax:
Change in postretirement plans, net of $35 tax effect	(401)				(401)		(401)
Net unrealized gain on other assets, net of $94 tax effect	(55)				(55)		(55)
Net amortization of realized gain on closed hedges, net of $89 tax effect	(211)				(211)		(211)

Comprehensive loss					$(62,334)

Dividends declared	(6,200)					(6,200)
Share-based compensation	2,896			2,896
Excess tax benefit on share-based compensation	321			321
Shares issued upon exercise of stock options and vesting of RSUs	100	51,893	1	99
Shares issued for acquisition	40,220	1,812,532	18	40,202

Balance at September 30, 2011	$530,491	27,650,118	$277	$170,661		$358,969	$584

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$(61,667)	$26,361

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of servicing rights	14,611	—
Net fair value losses	1,404	—
Amortization of residential loan discounts	(10,461)	(10,209)
Amortization of discounts on debt and deferred debt issuance costs	3,309	796
Provision for loan losses	1,599	3,233
Depreciation and amortization of premises and equipment and intangibles	11,791	243
Gain on mortgage-backed debt extinguishment	(95)	(1,680)
Change in contingent earn-out payment liability	(338)	—
Losses (gains) on real estate owned, net	2,009	(1,985)
Provision (benefit) for deferred income taxes	45,631	(35)
Share-based compensation	2,896	2,936
Other	3,377	(363)

Decrease (increase) in assets
Receivables	(6,639)	290
Servicer and protective advances	9,399	—
Other	(2,562)	379

Increase (decrease) in liabilities
Accounts payable and other accrued liabilities	60,871	(121)

Cash flows provided by operating activities	75,135	19,845

Investing activities
Purchases of residential loans	(45,582)	(40,740)
Principal payments received on residential loans	90,232	77,072
Payments on receivables related to Non-Residual Trusts	4,034	—
Cash proceeds from sales of real estate owned, net	2,153	3,430
Purchases of premises and equipment	(2,972)	(131)
Disposals of premises and equipment	—	491
(Increase) decrease in restricted cash and cash equivalents	(51,308)	2,587
Payment for acquisition, net of cash acquired	(990,594)	—
Other	(198)	—

Cash flows provided by (used in) investing activities	(994,235)	42,709

Financing activities
Issuance of debt	748,150	—
Payments on debt	(2,618)	—
Net change in Revolver	13,000	—
Net change in servicing advance liabilities	(8,375)	—
Issuance of mortgage-backed debt	223,065	—
Payments on mortgage-backed debt	(87,480)	(62,179)
Mortgage-backed debt extinguishment	(1,338)	(19,870)
Dividends and dividend equivalents paid	(13,431)	(40,061)
Shares issued upon exercise of stock options	100	733
Repurchase and cancellation of common stock	—	(264)
Debt issuance costs paid	(30,475)	—
Excess tax benefits on share-based compensation	321	—

Cash flows provided by (used in) financing activities	840,919	(121,641)

Net decrease in cash and cash equivalents	(78,181)	(59,087)
Cash and cash equivalents at the beginning of the period	114,352	99,286

Cash and cash equivalents at the end of the period	$36,171	$40,199

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	$45,802	$59,613
Residential loans originated to finance the sale of real estate owned	57,284	57,270
Issuance of common stock for acquisition	40,220	—
Dividend declaration	6,200	—
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Business
The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans in the United States, or U.S. The Company also operates a property and casualty insurance agency and reinsurer serving residential loan customers.
The Company’s business, headquartered in Tampa, Florida, was established in 1958 as the financing segment of Walter Energy, Inc., or Walter Energy. Throughout the Company’s history, it purchased residential loans originated by Walter Energy’s homebuilding affiliate, Jim Walter Homes, Inc., originated and purchased residential loans on its own behalf, and serviced these residential loans to maturity. The Company has continued these servicing activities since spinning off from Walter Energy in 2009. Over the past 50 years, the Company has developed significant expertise in servicing credit-challenged accounts through its differentiated high-touch approach which involves significant face-to-face borrower contact by trained servicing personnel strategically located in the markets where its borrowers reside. In November 2010, the Company acquired Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona.
On March 28, 2011, the Company executed a Membership Interest Purchase Agreement to acquire 100% of the outstanding ownership interests of GTCS Holdings, LLC, or Green Tree. The acquisition of Green Tree closed on July 1, 2011. Green Tree, based in St. Paul, Minnesota, is a fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, including residential mortgages, manufactured housing and consumer installment loans. A substantial portion of its servicing portfolio consists of residential mortgage loans serviced for a government-sponsored enterprise, a large commercial bank and various securitization trusts. Green Tree also acts as a nationwide agent primarily of property and casualty homeowners’ insurance products for both lender-placed and voluntary insurance coverage. Through the acquisition of Green Tree, the Company has increased its ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-light platform and has diversified its revenue streams from complementary businesses. As a result of the acquisition, the Company no longer qualifies as a Real Estate Investment Trust, or REIT. As a wholly-owned subsidiary of the Company, the financial results for Green Tree have been included in the consolidated financial statements beginning on July 1, 2011. Refer to Note 3 for further information regarding the acquisition of Green Tree.
At September 30, 2011, the Company serviced approximately 910,000 loans as compared to approximately 39,500 loans at December 31, 2010.
Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under our residential mortgage loans and installment obligors under our residential retail installment agreements.
Basis of Presentation
     Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s unaudited pro-forma financial statements included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 29, 2011.
     Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure and relate, but are not limited to, the allowance for loan losses, valuation of residential loans, receivables, servicing rights, goodwill and intangibles, real estate owned, and mortgage-backed debt. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.
2. Summary of Significant Accounting Policies
Included in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company as a result of the acquisition of Green Tree.
Residential Loans and Revenue Recognition
The Company’s historical residential loans are carried at amortized cost. With the acquisition of Green Tree, the Company recorded on its balance sheet residential loans associated with the consolidation of ten securitization trusts serviced by Green Tree which serve as collateral for mortgage-backed debt. The Company refers to these ten securitizations as the Non-Residual Trusts. The Company elected to carry these Green Tree residential loans at fair value. The yield on the loans, along with any change in fair value, are recorded in net fair value losses in the consolidated statements of operations.

Receivables Related to Non-Residual Trusts
Receivables related to Non-Residual Trusts, which are recorded in receivables, net, consist of expected draws on letters of credit, or LOCs, from a third party, related to the Non-Residual Trusts. The LOCs are credit enhancements to these securitizations. The cash flows from the LOC draws are paid directly to the underlying securitization trusts and are used to pay debt holders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company elected to carry these receivables at fair value. Changes in fair value are recorded in net fair value losses in the consolidated statements of operations.
Servicing
     Servicing Rights
Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to Green Tree servicing and sub-servicing contracts in place at the date of the Green Tree acquisition. Additionally, the Company may acquire the rights to service loans through the purchase of such rights from third parties. All newly acquired servicing rights are initially measured at fair value and subsequently amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded in depreciation and amortization in the consolidated statements of operations. Servicing rights are stratified by product type and compared to estimated fair value on a quarterly basis. To the extent that the carrying value for a strata exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net.
     Servicing Revenue and Fees
Servicing revenue and fees includes contractual servicing fees based on a percentage of the unpaid principal balance of the related collateral, incentive and performance fees, and ancillary income. Ancillary income includes late fees, prepayment fees and collection fees. Contractual servicing fees are accrued when earned and ancillary income is recognized generally upon collection. Incentive and performance fees include fees based on the performance of specific portfolios or loans and modification fees. Incentive and performance fees are recognized based on the terms of the various servicing and incentive agreements. Certain incentive fees are recognized when known.
     Servicer and Protective Advances
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company routinely advances the principal and interest portion of delinquent mortgage payments to investors prior to the collection of such from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes and insurance premiums are paid and to process foreclosures. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral, or from investors. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool level proceeds. These assets are carried at cost, net of estimated losses. Estimated losses related to advances are recorded in general and administrative expenses in the consolidated statements of operations.
     Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts related to borrower escrow funds and other custodial funds due to investors aggregating $226.2 million and $24.0 million at September 30, 2011 and December 31, 2010, respectively. These funds are maintained in segregated bank accounts, which do not represent assets and liabilities of the Company, and accordingly, are not reflected in the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid for an acquired entity over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company determines whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If the fair value is more likely than not lower than the carrying value, the Company then evaluates recoverability of goodwill by comparing the estimated fair value of each reporting unit to its estimated net carrying value including goodwill.
Intangible Assets
Intangible assets are associated with customer relationships and relate to the asset receivables management business and the insurance and servicing businesses, as well as institutional relationships. The intangible assets associated with asset receivables management and the insurance and servicing businesses are being amortized using an economic consumption method over the related expected useful lives. The intangible asset related to institutional relationships is being amortized on a straight-line basis over two and a half years. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Premises and Equipment, Net
Premises and equipment, net is comprised of furniture, fixtures, office equipment, leasehold improvements, and computer software and hardware and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset.

Insurance Operations
The Company recognizes commission income for the insurance agency business on policies written when the policy is sold to the customer, net of an estimate of future policy cancellations. The commissions are based on a contractual percentage of the price of the insurance policy sold, which varies by type of insurance product. Insurance premiums receivable are recorded in receivables, net. Customers generally finance their insurance premiums over the life of the policy, typically one to three years. New policies issued are recorded at face value. A corresponding payable to the carrier, net of commission, is also recorded in accounts payable and other accrued liabilities at the time a new policy is written. Payments are made to the carriers on a contractual basis either up front or over time, generally over one to three years depending on the type of product. The Company analyzes the adequacy of its allowance for estimated future cancellations based on historical cancellation rates and records any required adjustments against commission income recorded in insurance revenue.
Mortgage-Backed Debt
The Company’s historical mortgage-backed debt is carried net of discounts at amortized cost. With the acquisition of Green Tree, the Company recognized mortgage-backed debt associated with the Non-Residual Trusts and elected to carry it at fair value. The change in fair value is recorded in net fair value losses in the consolidated statements of operations.
Debt
Debt is carried net of discounts at amortized cost. Deferred debt issuance costs are recorded in other assets. These costs and any original issue discount related to the debt are amortized into interest expense over the term of the debt using the interest method.
Servicer Payables
Servicer payables represent amounts due to third-party trusts and investors relating to principal and interest on residential loans serviced by the Company.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.
Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.
Recent Accounting Guidance
     Recently Adopted Accounting Guidance
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to require new disclosures for fair value measurements and to provide clarification for existing disclosure requirements of which certain disclosure provisions were deferred to fiscal periods beginning after December 15, 2010, and interim periods within those fiscal years. Specifically, the changes require a reporting entity to disclose in the reconciliation of fair value measurements using significant unobservable inputs (Level 3) separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of this guidance on January 1, 2011 did not have a significant impact on the Company’s disclosures.
In December 2010, the FASB issued an accounting standards update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma disclosures. In the event that comparative financial statements are presented, the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding comparative year. The adoption of this standard was effective January 1, 2011 and has been applied to the supplemental pro-forma disclosures relative to the Company’s acquisition of Green Tree as disclosed in Note 3.
In January 2011, the FASB issued an accounting standards update that related to the disclosures of troubled debt restructurings. The amendments in this standard deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. The provisions of this standard were effective for the reporting period ended September 30, 2011. The requirements of this standard had no impact on the Company’s disclosures as the amount of troubled debt restructurings is not material.
In April 2011, the FASB issued an accounting standards update to provide additional guidance related to a troubled debt restructuring. The standard provides guidance in determining whether a creditor has granted a concession, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this standard also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. The provisions of this guidance were effective for the Company’s reporting period ended September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     Recently Issued
In May 2011, the FASB issued an accounting standards update on fair value measurements and disclosures that was the result of work completed by them and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing of information about fair value measurements. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012. The Company is currently evaluating the standard and its expected impact on the consolidated financial statements and related disclosures.

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
In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. Adoption of this standard is expected to have no impact on the Company’s consolidated financial statements.
Reclassifications
Primarily as a result of the acquisition of Green Tree, the presentation of the Company’s consolidated balance sheets and consolidated statements of operations have been changed to better reflect the nature of the Company’s ongoing operations. In order to provide comparability between periods presented, certain amounts have been reclassified from the presentation in the previously reported consolidated financial statements to the presentation for the current period. Provided below is a listing of the various financial statement line items and certain amounts that have been reclassified and their current presentation.
   Consolidated Balance Sheets
     Assets:
•	Servicing fees receivable and servicing advances, which were previously presented in servicer advances and receivables, net have been reclassified separately to receivables, net and servicer and protective advances, net, respectively.

•	Subordinate security; real estate owned, net; and deferred debt issuance costs have been reclassified to other assets.

•	Premises and equipment, net which was previously classified as other assets has been reclassified to a separate line item.
     Liabilities:
•	Servicing advance facility has been renamed as servicing advance liabilities.

•	Accrued interest has been reclassified to accounts payable and other accrued liabilities.
   Consolidated Statements of Operations
     Revenues:
•	Premium revenue has been renamed as insurance revenue.
     Expenses:
•	Legal and professional; occupancy; and technology and communication have been reclassified to general and administrative.

•	Claims expense; real estate owned expenses, net; and certain expenses included in provision for loan losses have been reclassified to other expenses, net.

•	Certain trust expenses previously classified as interest expense have been reclassified to general and administrative.
     Other Income (Expense):
•	Gain on mortgage-backed debt extinguishment has been reclassified to other income (expense).
   Consolidated Statements of Cash Flows
As a result of the reclassifications noted above, a number of the line items in the consolidated statement of cash flows and supplemental disclosures for the previously reported period have been effected and reclassifications have been made to conform with the those made in the consolidated balance sheet and consolidated statement of operations.

3. Acquisitions
Green Tree
On July 1, 2011, the Company acquired all of the outstanding membership interests of Green Tree (the “Acquisition”). The table below details the fair value of the consideration transferred in connection with the Acquisition (in thousands):

Amount
Cash to owners of Green Tree (1)	$737,846
Cash to settle Green Tree senior secured credit facility (1)(2)	274,794
Company common stock (1,812,532 shares at $22.19 per share) (3)	40,220

Total consideration	$1,052,860

(1)	The cash portion of the Acquisition was funded through cash on hand and debt issuances as discussed in Note 14. Cash on hand was largely generated by monetizing existing corporate assets as discussed in Note 15. This amount includes $50 million in restricted cash that is payable to the owners of Green Tree and is recognized in accounts payable and other accrued liabilities at September 30, 2011 and presented in Note 12.

(2)	Simultaneously with the closing of the Acquisition, the Company retired $274.8 million of previously outstanding Green Tree secured debt.

(3)	The fair value of $22.19 per share for the 1.8 million common shares issued was based on an average of the high and low prices of the Company’s shares on July 1, 2011.
The purchase consideration of approximately $1.1 billion was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The final purchase price allocation is dependent on, among other things, the finalization of asset and liability valuations. As of this date, only a preliminary valuation has been completed to estimate the fair values of some of the assets acquired and liabilities assumed and the related allocation of purchase price. Any final adjustment will change the allocations of purchase price, which could materially affect the fair value assigned to the assets acquired and liabilities assumed.
The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Amount
Assets
Cash and cash equivalents	$22,046
Restricted cash	110,040
Residential loans	729,195
Receivables	225,530
Servicer and protective advances	134,689
Servicing rights	278,952
Goodwill	468,163
Intangible assets	142,303
Premises and equipment	132,814
Other assets	13,161

Total assets acquired	2,256,893

Liabilities
Accounts payable and other accrued liabilities	121,114
Servicing advance liabilities	110,861
Debt	14,834
Mortgage-backed debt	861,674
Deferred tax liability, net	4,343
Servicer payables	91,207

Total liabilities assumed	1,204,033

Fair value of net assets acquired	$1,052,860

Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected cash flows and projections of income growth. The Company also expects to achieve synergies, as the acquisition results in overlapping staff and administrative functions, duplicate servicing platforms and allows for cross deployment of proprietary technology to avoid planned future expenditures. The preliminary amount allocated to goodwill that is expected to be tax deductible is $451.7 million.
With the Acquisition, the Company assessed the nature of its combined business activities and, as a result, made structural changes to the internal organization which resulted in the following reportable segments: Servicing, Insurance and Loans and Residuals. These segments are managed separately because they either provide different services or require different strategies. Refer to Note 20 for further information. At acquisition, the Company’s preliminary estimate of goodwill allocated to the Servicing and Insurance segments was $463.8 million and $4.4 million, respectively.
The following table presents the preliminary estimate of identifiable intangibles assets recognized at acquisition with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

		Weighted-
		Average
	Estimated	Amortization
	Fair Value	Period
Intangible assets:
Servicing	$72,200	7.0
Insurance	23,962	7.0
Asset receivables management	29,141	3.2
Institutional relationships	17,000	1.2

Total intangible assets	$142,303	5.6

As of the acquisition date, the Company recognized a contingent liability related to Green Tree’s mandatory repurchase obligation for two securitization trusts. Under this obligation, Green Tree is required to repurchase loans at par from the trusts when loans become 90 days past due. The Company has estimated the fair value of this contingent liability at the acquisition date of $13.6 million, which is included in accounts payable and other accrued liabilities. The fair value was estimated based on prepayment, default and severity rate assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the undiscounted losses to be incurred under the mandatory repurchase obligation over the remaining lives of the securitizations at the acquisition date is $21.1 million.
In addition, at acquisition, the Company recognized a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations. The fees are based in part on the outstanding principal balance of the debt issued by theses trusts. The Company has estimated the fair value of this contingent liability at the acquisition date at $10.4 million, which is included in accounts payable and other accrued liabilities. The fair value was estimated based on prepayment and default assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the undiscounted payments over the remaining lives of the securitizations at the acquisition date is $15.7 million.
At July 1, 2011, the residential loans acquired, which primarily consist of loans related to the Non-Residual Trusts, have a fair value of $729.2 million and a gross contractual amounts receivable of $1.8 billion, of which $423.8 million are not expected to be collected.
The following table presents the unaudited pro forma combined revenues and net loss as if Green Tree had been acquired on January 1, 2010 (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$151,140	$139,194	$441,299	$423,647
Net loss	(901)	(1,454)	(24,271)	(8,047)
Net loss per share — basic	(0.03)	(0.05)	(0.88)	(0.29)
Net loss per share — diluted	(0.03)	(0.05)	(0.88)	(0.29)
The pro forma financial information is not indicative of the results of operations that would have been achieved if the Acquisition and related borrowings had taken place on January 1, 2010. The amounts have been calculated to reflect additional depreciation, amortization, and interest expense that would have been incurred assuming the Acquisition had occurred on January 1, 2010 together with the consequential tax effects. These amounts exclude costs incurred which were directly attributable to the Acquisition and which do not have a continuing impact on the combined operating results.
The amount of Green Tree’s revenues and net income since the acquisition date included in the Company’s consolidated statement of operations for the three months ended September 30, 2011 are $104.9 million and $12.5 million, respectively. The Company incurred expenses related to the Acquisition of approximately $1.5 million and $13.5 million during the three and nine months ended September 30, 2011, respectively, which are primarily included in general and administrative expenses in the consolidated statements of operations.

Marix
On November 1, 2010, the Company completed its acquisition of Marix. The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus estimated contingent earn-out payments of $2.1 million. The contingent earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due after the end of each fiscal quarter for a three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in accounts payable and other accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability will be recognized in the earnings of the period in which the change in the estimated payment occurs. At March 31, 2011, the estimated earn-out payable was $1.8 million after the fair value of the estimated earn-out payments was reduced by $0.3 million, which resulted in a credit to the consolidated statement of operations. No subsequent adjustments have been made.
4. Variable Interest Entities
The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a VIE and whether or not the Company is required to consolidate the trust. The evaluation considers all of the Company’s involvement with the VIE, identifying both the implicit and explicit variable interests that either individually or in the aggregate could be significant enough to warrant its designation as the primary beneficiary. This designation is evidenced by both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb the losses of, or the rights to receive the benefits from, the VIE that could potentially be significant to the VIE. When the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated on the Company’s consolidated balance sheet. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans.
Consolidated VIEs
Prior to the acquisition of Green Tree, the Company determined that it was the primary beneficiary of twelve securitization trusts and has consolidated these VIEs. As the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. In addition, as a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant.
As a result of the acquisition of Green Tree, the Company determined that it is the primary beneficiary of ten securitization trusts that have been consolidated on the Company’s consolidated balance sheet at July 1, 2011. The Company does not own any residual interests in these trusts. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, Green Tree assumed certain obligations to exercise clean-up calls for each of these trusts at their earliest exercisable dates beginning in 2017 through 2019. As the Company will take control of the remaining collateral in the trusts when these calls are exercised, the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.
Included in the table below is a summary of the carrying amounts of the assets and liabilities of the VIEs that have historically been consolidated by the Company, or the Residual Trusts, and of the VIEs that have been consolidated by the Company as a result of the acquisition of Green Tree (in thousands):

	September 30, 2011
	Carrying Amount of Assets and Liablities of Consolidated VIEs
	Residual Trusts	Non-Residual Trusts	Total
Assets
Restricted cash and cash equivalents	$43,625	$15,749	$59,374
Residential loans, net	1,607,263	696,245	2,303,508
Receivables, net	—	80,565	80,565
Other assets	57,544	2,934	60,478

Total assets	$1,708,432	$795,493	$2,503,925

Liabilities
Accounts payable and other accrued liabilities	$10,696	$—	$10,696
Mortgage-backed debt	1,437,878	830,488	2,268,366

Total liabilities	$1,448,574	$830,488	$2,279,062

The assets of each consolidated VIE are pledged as collateral for the mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated VIE is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts. The trusts are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts do not have recourse to the Company. Refer to Note 15 for additional information regarding the mortgage-backed debt and related collateral.
The Company is not contractually required to provide any financial support to the Residual Trusts. For the Non-Residual Trusts, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of an agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 through 2019. The total outstanding balance of the collateral expected to be called at the respective call dates is $417.7 million. In addition, for seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company has an obligation to reimburse a third party for the final $165 million in LOCs if drawn, which were issued to the trusts by a third party as further explained below. In addition, for the Residual Trusts, the Company may, from time to time at its sole discretion, purchase certain assets from the trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. The Company does not expect to provide financial support to the Residual Trusts based on current performance trends.
Unconsolidated VIEs
As a result of the acquisition of Green Tree, the Company has interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of the unconsolidated VIEs (in thousands):

September 30, 2011
	Carrying Value of Assets				Unpaid
	Recorded on the Consolidated Balance Sheet				Principal
Balance of Total
		Servicer and		Maximum	Assets of
	Servicing	Protective		Exposure	Unconsolidated
Type of Involvement	Rights, Net	Advances, Net	Total	to Loss (1)	VIEs
Servicing arrangements with letter of credit reimbursement obligations	$3,078	$2,842	$5,920	$170,920	$257,073

(1)	The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on the Company’s consolidated balance sheet plus an obligation to reimburse a third party for the final $165 million drawn on LOCs discussed below.
At September 30, 2011, the Company serviced $257.1 million of loans related to four securitization trusts. As part of the agreement to service these loans, the Company has an obligation to reimburse a third party for the final $165 million in LOCs if drawn. This obligation applies to an aggregate of eleven securitization trusts. The other seven of these securitization trusts were consolidated on the Company’s consolidated balance sheet at July 1, 2011 due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $302.9 million at September 30, 2011. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet, however, actual performance may differ from this estimate in the future. The four securitization trusts are not consolidated on the Company’s consolidated balance sheet as it has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs.

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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through the consolidated statements of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. Upon the acquisition of Green Tree, the Company elected to measure at fair value certain assets and liabilities of the Non-Residual Trusts including residential loans, receivables and mortgage-backed debt. In addition, at the acquisition of Green Tree, the Company recognized contingent liabilities for a mandatory repurchase obligation and for accrued professional fees related to certain securitizations that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.
The Company determines fair value based upon quoted broker prices, when available, or through the use of alternative approaches, such as the discounting of expected cash flows at market rates commensurate with an instrument’s credit quality and duration.
Items Measured at Fair Value on a Recurring Basis
The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Recurring Fair Value Measurements at September 30, 2011
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable	Estimated
	Assets and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Residential loans related to Non-Residual Trusts	$—	$—	$696,245	$696,245
Receivables related to Non-Residual Trusts	—	—	80,565	80,565

Total assets	$—	$—	$776,810	$776,810

Liabilities
Mandatory repurchase obligation	$—	$—	$13,638	$13,638
Accrued professional fees related to certain securitizations	—	—	10,061	10,061
Mortgage-backed debt related to Non-Residual Trusts	—	—	830,488	830,488

Total liabilities	$—	$—	$854,187	$854,187

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 3.
Residential loans related to Non-Residual Trusts — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that a market participant would consider in valuing the loans, including but not limited to, assumptions for prepayment, default, loss severity and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of these loans, combined with an assessment of market interest rates. Residential loans related to Non-Residual Trusts are recorded in residential loans, net in the consolidated balance sheets.
Receivables related to Non-Residual Trusts — The Company estimates the fair value of receivables related to the Non-Residual Trusts using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, compared to the required debt payments of the securitization trusts. The cash flows from the loans and thus the cash to be provided by the LOCs is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of the loans combined with an assessment of market interest rates. Receivables related to the Non-Residual Trusts are recorded in receivables, net in the consolidated balance sheets.

Mandatory repurchase obligation - This contingent liability relates to a mandatory repurchase obligation for two unconsolidated securitizations in which the Company is required to repurchase loans from the securitization trusts when a loan becomes 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that a market participant would consider in valuing these liabilities, including but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation of the mandatory repurchase obligation for recent historical experience, as well as for current and expected relevant market conditions and other operational considerations. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Accrued professional fees related to certain securitizations - This contingent liability primarily relates to payments for surety and auction agent fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the cash flows of the accrued professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that a market participant would consider in valuing these liabilities, including but not limited to, estimates of collateral repayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions and other operational considerations. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Accrued professional fees related to certain securitizations are included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that a market participant would consider in valuing debt, including but not limited to, include prepayment, default, loss severity and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on credit characteristics combined with an assessment of market interest rates. Mortgage-backed debt related to the Non-Residual Trusts is recorded in mortgage-backed debt in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Three and Nine Months Ended September 30, 2011
			Realized and Unrealized
			Gains (Losses)
	Fair Value	Green Tree	Included In		Fair Value
	June 30, 2011	Acquisition	Net Loss	Settlements	September 30, 2011

Assets
Residential loans related to Non-Residual Trusts	$—	$726,475	$4,401	$(34,631)	$696,245
Receivables related to Non-Residual Trusts	—	84,921	(322)	(4,034)	80,565

Total assets	$—	$811,396	$4,079	$(38,665)	$776,810

Liabilities
Mandatory repurchase obligation	$—	$(13,638)	$(340)	$340	$(13,638)
Accrued professional fees related to certain securitizations	—	(10,440)	(309)	688	(10,061)
Mortgage-backed debt related to Non-Residual Trusts	—	(861,674)	(4,815)	36,001	(830,488)

Total liabilities	$—	$(885,752)	$(5,464)	$37,029	$(854,187)

Realized and unrealized gains and losses for assets and liabilities measured at fair value on a recurring basis are recognized in net fair value losses in the consolidated statements of operations. Realized and unrealized gains and losses included in net loss include accretion and amortization related to realization of expected cash flows, as well as changes in valuation inputs and assumptions.

Items Measured at Fair Value on a Non-Recurring Basis
At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For residential loans accounted for at amortized cost, any valuation adjustment at the time the loan becomes real estate owned is charged to the allowance for loan losses and for residential loans accounted for at fair value, any valuation adjustment is recognized in net fair value losses in the consolidated statements of operations. Subsequent declines in value, as well as gains and losses on the sale of real estate owned, are reported in other expenses, net in the consolidated statements of operations. Real estate owned expenses, net, were $3.6 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and $9.2 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.
Carrying values and the corresponding fair value adjustments during the period for assets measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant	Fair Value	Fair Value
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs	Adjustment for the	Adjustment for the
	Value	(Level 1)	(Level 2)	(Level 3)	Three Months Ended	Nine Months Ended
Real estate owned
September 30, 2011	$55,545	$—	$—	$55,545	$(1,703)	$(3,668)
September 30, 2010	64,208	—	—	64,208	(218)	(1,507)
These real estate owned properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina, Louisiana and Georgia. The real estate owned properties have a weighted-average holding period of 12 months. To estimate the fair value, the Company utilized historical loss severity rates experienced on similar real estate owned properties previously sold by the Company.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$36,171	$36,171	$114,352	$114,352
Restricted cash and cash equivalents	259,278	259,278	52,289	52,289
Residential loans, net
Residential loans carried at amortized cost	1,616,410	1,536,722	1,621,485	1,566,000
Residential loans carried at fair value	696,245	696,245	—	—
Receivables, net
Insurance premium receivables	117,527	114,848	1,979	1,979
Receivables related to Non-Residual Trusts	80,565	80,565	—	—
Other	33,829	33,829	1,447	1,447
Servicer and protective advances, net	135,730	135,536	10,440	10,440
Financial liabilities
Accounts payable and other accrued liabilities
Mandatory repurchase obligation	13,638	13,638	—	—
Accrued professional fees related to certain securitizations	10,061	10,061	—	—
Payables to insurance carriers	51,748	51,403	—	—
Other	148,782	148,782	41,762	41,762
Dividends payable	6,200	6,200	13,431	13,431
Servicing advance liabilities	105,740	105,740	3,254	3,254
Debt (1)	748,352	777,416	—	—
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost (2)	1,416,418	1,368,000	1,262,131	1,235,000
Mortgage-backed debt carried at fair value	830,488	830,488	—	—
Servicer payables	137,644	137,644	—	—

(1)	Debt is net of deferred issuance costs of $25.9 million at September 30, 2011.

(2)	Mortgage-backed debt is net of deferred issuance costs of $21.5 million and $19.4 million at September 30, 2011 and December 31, 2010, respectively.

The following provides a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring basis. A description of the methods and significant assumptions used in estimating the fair values of financial assets and liabilities measured on recurring basis has been provided under the Items Measured at Fair Value on a Recurring Basis section of this note.
Cash and cash equivalents, restricted cash and cash equivalents, other receivables, other accounts payable and other accrued liabilities, dividends payable, servicing advance liabilities, and servicer payables - The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.
Residential loans at amortized cost - The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for residential loans related to Non-Residual Trusts.
Insurance premium receivables - The estimated fair value of this receivable is based on the net present value of the expected cash flows. The determination of fair value includes assumptions related to the underlying collateral serviced by the Company, such as delinquency and default rates, as the insurance premiums are collected as part of the customers’ loan payments or from the related trusts.
Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of projected cash flows over the expected life of the receivables and the Company’s estimated pricing of advances on similar collateral.
Payables to insurance carriers — The estimated fair value of this liability is based on the net present value of the expected carrier payments over the life of the payables.
Debt — The estimated fair value of the Company’s 2011 Term Loans is based on quoted prices in markets that are not active. The estimated fair value of the Company’s other debt approximates their carrying amounts due to their highly liquid or short-term nature.
Mortgage-backed debt - The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts.
Fair Value Option
The Company elected the fair value option for certain assets and liabilities of the VIEs that have been consolidated as a result of the acquisition of Green Tree. These assets and liabilities related to the Non-Residual Trusts include residential loans, receivables and mortgage-backed debt. The fair value option was elected for these assets and liabilities as fair value best reflects how the Company manages these assets and liabilities.
Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option and the related fair value gains and losses resulting from the instrument-specific credit risk and other factors (in thousands):

			For the Three and Nine Months
			Ended September 30, 2011
	September 30, 2011		Instrument-
	Estimated	Unpaid Principal	Specific		Fair Value
	Fair Value	Balance(1)	Credit Risk	Other	Gain (Loss)(2)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$696,245	$932,043	$1,328	$3,073	$4,401
Receivables related to Non-Residual Trusts	80,565	86,819	(576)	254	(322)

Total	$776,810	$1,018,862	$752	$3,327	$4,079

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$830,488	$945,391	$(1,022)	$(3,793)	$(4,815)

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs.

(2)	The fair value gains and losses on assets and liabilities of the Non-Residual Trusts at fair value under the fair value option are recognized in net fair value losses in the consolidated statements of operations.
For assets accounted for at fair value under the fair value option, the net fair value gain related to instrument-specific credit risk reflects a change in the Company’s assumptions related to prepayments, defaults and severity. Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.8 million and an unpaid principal balance of $9.8 million at September 30, 2011.
Fair Value Gains (Losses)
Provided in the table below is a summary of net fair value losses (in thousands):

For the Three and
Nine Months Ended
September 30, 2011
Net fair value gains (losses)
Assets of Non-Residual Trusts	$4,079
Liabilities of Non-Residual Trusts	(4,815)
Mandatory repurchase obligation	(340)
Accrued professional fees related to certain securitizations	(309)
Other	(19)

Net fair value losses	$(1,404)

6. Residential Loans, Net
Residential loans are held for investment and consist of residential mortgages, manufactured housing loans, and retail installment agreements that are primarily held in securitization trusts that have been consolidated by the Company. The residential loans that are held in the Non-Residual Trusts that have been consolidated in conjunction with the Company’s acquisition of Green Tree are accounted for at fair value while the residential loans of the Residual Trusts, as well as unencumbered loans are accounted for at amortized cost. The residential loans held in consolidated securitization trusts are pledged as collateral for the mortgage-backed debt issued by the trusts and are not available to satisfy claims of the general creditors of the Company. Refer to Note 4 for further information regarding these consolidated VIEs and to Note 15 for further information regarding the mortgage-backed debt and related collateral.
Residential loans, net are summarized in the table below (in thousands):

	September 30, 2011			December 31, 2010
	Carried at	Carried at		Carried at	Carried at
	Amortized Cost(1)	Fair Value	Total	Amortized Cost(1)	Fair Value	Total
Residential loans, principal balance	$1,804,399	$932,043	$2,736,442	$1,803,758	$—	$1,803,758
Unamortized premiums (discounts) and other cost basis adjustments, net	(174,693)	—	(174,693)	(166,366)	—	(166,366)
Fair value adjustment	—	(235,798)	(235,798)	—	—	—
Allowance for loan losses	(13,296)	—	(13,296)	(15,907)	—	(15,907)

Residential loans, net	$1,616,410	$696,245	$2,312,655	$1,621,485	$—	$1,621,485

(1)	Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $15.7 million and $16.0 million in accrued interest receivable at September 30, 2011 and December 31, 2010, respectively.
Residential Loan Acquisitions
At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss given default. The Company acquired residential loans to be held for investment in the amount of $45.6 million and $40.7 million, adding $63.6 million and $54.6 million of unpaid principal to the residential loan portfolio in the nine months ended September 30, 2011 and September 30, 2010, respectively, which included $27.1 million in acquisitions of credit impaired loans during the period ended September 30, 2011. There were no purchases of credit impaired loans during the nine months ended September 30, 2010. These residential loans acquired included performing and non-performing, fixed and adjustable-rate loans, on single-family, owner occupied and investor-owned residences located within the Company’s existing southeastern U.S. geographic footprint.
The Green Tree acquisition added $961.8 million in unpaid principal to the residential loan portfolio, which included $5.0 million in credit impaired loans. These residential loans include primarily performing, fixed and adjustable-rate loans on manufactured housing residences.
     Purchased Credit-Impaired Residential Loans
During the three and nine months ended September 30, 2011, the Company acquired residential loans it deemed to be credit-impaired as detailed in the table below (in thousands):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Contractually required cash flows for acquired loans at acquisition	$10,959	$57,738
Nonaccretable difference	(8,132)	(30,839)

Expected cash flows for acquired loans at acquisition	2,827	26,899
Accretable yield	(267)	(7,698)

Purchase price	$2,560	$19,201

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Balance at beginning of period	$13,839	$4,174
Additions	267	7,698
Accretion	(797)	(1,932)
Reclassifications from nonaccretable difference	936	4,305

Balance at end of period	$14,245	$14,245

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	September 30, 2011	December 31, 2010
Outstanding balance (1)	$45,638	$14,456
Carrying amount	28,616	9,340

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.
Disclosures About the Credit Quality of Residential Loans and the Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in our residential loan portfolio accounted for at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans accounted for at amortized cost includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.
The Company reviews all residential loans accounted for at amortized cost for impairment and determines a residential loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Factors considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company determines a specific impairment allowance generally based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.
The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management continuously evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.
While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.
Modifications
Occasionally, the Company modifies a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for impaired loans that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs. Troubled debt restructurings are insignificant to the Company.
The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$13,234	$16,733	$15,907	$17,661
Provision for loan losses	1,865	1,377	3,365	4,541
Charge-offs, net of recoveries (1)	(1,803)	(1,829)	(5,976)	(5,921)

Ending balance	$13,296	$16,281	$13,296	$16,281

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $0.7 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $2.4 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	September 30, 2011	December 31, 2010
Allowance for loan losses
Loans individually evaluated for impairment	$3,745	$3,599
Loans collectively evaluated for impairment	9,551	12,308
Loans acquired with deteriorated credit quality	—	—

Total	$13,296	$15,907

Recorded investment in residential loans carried at amortized cost
Loans individually evaluated for impairment	$45,909	$44,737
Loans collectively evaluated for impairment	1,555,181	1,583,315
Loans acquired with deteriorated credit quality	28,616	9,340

Total	$1,629,706	$1,637,392

Impaired Residential Loans
The following table presents loans carried at amortized cost which are individually evaluated for impairment and consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Individually impaired
With no related allowance recorded	$7,134	$8,553	$—	$11,932	$13,911	$—
With an allowance recorded	38,775	41,323	3,745	32,805	35,799	3,599
Purchased credit-impaired
With no related allowance recorded	28,616	45,176	—	9,340	14,329	—

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually impaired
With no related allowance recorded	$6,819	$2	$8,106	$20
With an allowance recorded	35,876	17	35,733	56
Purchased credit-impaired
With no related allowance recorded	28,549	797	23,029	1,932

Aging of Past Due Residential Loans
Residential loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash method of accounting. Residential loans are removed from non-accrual status when the amount financed and the associated interest are no longer 90 days past due. If a non-accrual loan is returned to accruing status the accrued interest, at the date the residential loan was placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not fully collectible. The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59	60-89	90 Days			Total	Non-
	Days Past	Days Past	or More	Total		Residential	Accrual
	Due	Due	Past Due	Past Due	Current	Loans	Loans
Recorded investment in residential loans carried at amortized cost
September 30, 2011	$21,389	$12,280	$52,290	$85,959	$1,543,747	$1,629,706	$52,290
December 31, 2010	24,262	8,274	43,355	75,891	1,561,501	1,637,392	43,355
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
The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	September 30, 2011	December 31, 2010
Performing	$1,543,747	$1,561,501
Non-performing	85,959	75,891

Total	$1,629,706	$1,637,392

Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of the residential loans on our consolidated balance sheets, including both the residential loans accounted for at amortized cost and at fair value, by the state in which the home securing the loan is located and is based on their unpaid principal balances.

	September 30, 2011	December 31, 2010
Texas	26%	35%
Mississippi	11%	15%
Alabama	8%	8%
Georgia	7%	5%
Florida	6%	7%
North Carolina	6%	4%
South Carolina	5%	6%
Louisiana	5%	6%
Other	26%	14%

Total	100%	100%

7. Receivables, Net
Receivables, net consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Insurance premium receivables	$117,527	$1,979
Receivables related to Non-Residual Trusts carried at fair value	80,565	—
Servicing fee receivables	21,163	783
Federal and state income tax receivables	3,711	—
Other receivables	9,053	762

Receivables	232,019	3,524
Less: Allowance for uncollectible servicing fee and other receivables	(98)	(98)

Receivables, net	$231,921	$3,426

8. Servicer and Protective Advances, Net
Servicer advances consist of principal and interest advances to certain unconsolidated securitization trusts to meet contractual payment requirements to investors. Protective advances consist of advances to protect the collateral being serviced by the Company and primarily include payments made for property taxes and insurance. The following table presents servicer and protective advances, net (in thousands):

	September 30, 2011	December 31, 2010
Servicer advances	$39,241	$3,285
Protective advances	113,195	21,311

Servicer and protective advances	152,436	24,596
Less: Allowance for uncollectible advances	(16,706)	(14,156)

Servicer and protective advances, net	$135,730	$10,440

At September 30, 2011, servicer and protective advances include $60.8 million pledged as collateral under the Receivables Loan Agreement. See Note 13 for further information.
9. Servicing of Residential Loans
The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans for third-party investors, as well as for loans recognized on the consolidated balance sheets. The Company’s total servicing portfolio consists of residential loans serviced for others for which servicing rights have been capitalized, loans sub-serviced for others, and loans held for investment and real estate owned held for sale recognized on the consolidated balance sheets. As a result of the Acquisition, the Company capitalized the servicing rights associated with Green Tree’s servicing and sub-servicing agreements in existence at the date of acquisition.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands).

`	September 30, 2011
	Number	Unpaid Principal
	of Loans	Balance
Third-party investors (1)
Capitalized servicing rights (2)	744,532	$36,492,835
Sub-servicing	102,191	20,012,212

Total third-party servicing portfolio	846,723	56,505,047
On-balance sheet
Residential loans and real estate owned (3)	62,990	2,801,893

Total on-balance sheet serviced assets	62,990	2,801,893

Total servicing portfolio	909,713	$59,306,940

(1)	Includes real estate owned serviced for third-party investors.

(2)	Capitalized servicing rights include sub-servicing in existence at the date of acquisition.

(3)	Consists of unencumbered residential loans held for investment and residential loans in consolidated VIEs that are recognized on the Company’s consolidated balance sheets and real estate acquired in satisfaction of unencumbered residential loans held for investment and residential loans in consolidated VIEs that is recognized on the Company’s consolidated balance sheets.

The following table summarizes the activity in the carrying value of servicing rights for the period (in thousands):

For the Nine
Months Ended
September 30, 2011
Balance at beginning of period	$—
Green Tree acquisition	278,952
Amortization (1)	(14,611)
Impairment	—

Balance at end of period	$264,341

(1)	Amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of operations.
Servicing rights are recorded at amortized cost and reviewed for impairment based on the estimated fair value. The fair value of servicing rights is estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (dollars in thousands):

September 30, 2011
Carrying amount of servicing rights	$264,341
Estimated fair value of servicing rights	276,219
Cumulative scheduled principal balance of serviced loans at the end of the period	36,474,421
Assumptions
Weighted-average remaining life in years	5.8
Weighted-average stated customer interest rate on underlying collateral	7.84%
Weighted-average discount rate	12.47%
Expected cost to service as a percentage of principal balance of serviced loans	0.49%
Expected ancillary fees as a percentage of principal balance of serviced loans	0.07%
Expected conditional repayment rate as a percentage of principal balance of serviced loans	5.16%
Expected conditional default rate as a percentage of principal balance of serviced loans	6.74%
The valuation of servicing rights is affected by the underlying assumptions including the expected cost of servicing, ancillary fees, prepayments of principal, defaults and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.
10. Goodwill and Other Intangible Assets
Goodwill and customer relationship related intangible assets were recorded upon the acquisition of Green Tree. At September 30, 2011, a preliminary estimate of goodwill of $463.8 million and $4.4 million has been allocated to the Servicing and Insurance segments, respectively.
Other intangible assets consist of the following (in thousands):

	September 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationship intangible assets subject to amortization
Servicing	$72,200	$(1,959)	$70,241
Insurance	23,962	(650)	23,312
Asset receivables management	29,141	(1,803)	27,338
Institutional relationships	17,000	(1,700)	15,300

Total intangible assets	$142,303	$(6,112)	$136,191

Amortization expense associated with other intangible assets is included in depreciation and amortization and is as follows (in thousands):

For the Three and
Nine Months Ended
September 30, 2011
Servicing	$1,959
Insurance	650
Asset receivables management	1,803
Institutional relationships	1,700

Amortization expense	$6,112

Based on the balance of other intangible assets at September 30, 2011, estimated amortization expense is expected to approximate the following for each of the next five years and thereafter (in thousands):

Amortization
Expense
For the remainder of 2011	$6,063
2012	23,186
2013	20,827
2014	11,776
2015	10,108
2016	8,904
Thereafter	55,327

Total	$136,191

11. Premises and Equipment, Net
Premises and equipment, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Computer hardware and software	$131,700	$13,227
Furniture and fixtures	8,095	512
Office equipment and other	6,415	1,211

Premises and equipment	146,210	14,950
Less: Accumulated depreciation and amortization	(13,205)	(12,664)

Premises and equipment, net	$133,005	$2,286

The Company depreciates premises and equipment over useful lives with a range of three to seven years. The Company recorded depreciation and amortization of $5.3 million and $5.7 million for the three and nine months ended September 30, 2011 and $0.1 million and $0.2 million for the same periods during 2010, respectively.
Included in computer hardware and software is internally-developed software obtained by the Company through the acquisition of Green Tree. The software was recorded at fair value on the date of acquisition and has a net carrying amount at September 30, 2011 of $118.9 million. For the three and nine months ended September 30, 2011, amortization expense was $4.4 million. The software has an estimated useful life of seven years. Provided below is an estimate of amortization expected to be expensed over the next five years and thereafter (in thousands):

Amortization
Expense
For the remainder of 2011	$4,410
2012	17,641
2013	17,641
2014	17,641
2015	17,641
2016	17,606
Thereafter	26,360

Total	$118,940

12. Other Assets and Accounts Payable and Other Accrued Liabilities
Other assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Real estate owned, net	$55,545	$67,629
Deferred debt issuance costs on:
2011 Term Loans and Revolver (Note 14)	25,933	—
Mortgage-backed debt	21,460	19,424
Prepaid and other	16,496	3,938

Total other assets	$119,434	$90,991

Accounts payable and other accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Payables to insurance carriers	$51,748	$—
Acquisition related escrow funds payable to seller	50,000	—
Employee related liabilities	30,491	7,065
Uncertain tax positions	16,918	14,499
Mandatory repurchase obligation	13,638	—
Accrued professional fees related to certain securitizations	10,061	—
Accrued interest on mortgage-backed debt carried at amortized cost	9,371	8,122
Other	42,002	12,076

Total accounts payable and other accrued liabilities	$224,229	$41,762

13. Servicing Advance Liabilities
Servicer Advance Reimbursement Agreement
In October 2009, Green Tree entered into a Servicer Advance Reimbursement Agreement. This agreement is for the early reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement specifies an early reimbursement limit of $100 million. The early reimbursement rates vary by product ranging from 80% to 95%. The cost of this agreement is based on LIBOR plus 2.50% against the amounts that were early reimbursed. The early reimbursement period expires on June 30, 2012, but can be automatically renewed on an annual basis. The balance outstanding under this agreement at September 30, 2011 was $56.4 million.
Receivables Loan Agreement
In July 2009, Green Tree entered into a three-year Receivables Loan Agreement collateralized by certain principal and interest advances and protective advances reimbursable from securitization trusts serviced by the Company. The principal and interest payments on these notes are paid using the cash flows from the underlying advances. Accordingly, the timing of the principal payments is dependent on the payments received on the underlying advances that collateralize the notes. The Company is able to pledge new advances to the facility up to an outstanding note balance of $75 million. The advance rates on this facility vary by product type ranging from 70% to 91.5%. The interest rate on this agreement is based on LIBOR plus 6.50%. The facility matures in July 2012. The balance outstanding under this agreement at September 30, 2011 was $49.3 million.
Servicing Advance Financing Facilities
As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility. The note rate on the Servicing Facility is LIBOR plus 6.00%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the Marix purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.
On September 9, 2009, Marix entered into a second Servicing Advance Financing Facility Agreement, or Second Facility. The rate on the Second Facility was converted from one-month LIBOR plus 6.00% to one-month LIBOR plus 3.50% on March 31, 2010. The facility was set to terminate on March 31, 2010, but was extended for twelve months to March 31, 2011. The maximum borrowing capacity on the Second Facility was $2.5 million.
The collateral for these servicing advance facilities represents servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with the seller of Marix, and such advances include principal and interest, taxes and insurance, and corporate advances. During the first quarter of 2011, the Company retired these servicing advance facilities.

14. Debt
The following table summarizes the components of debt (in thousands):

	September 30, 2011
		Weighted-
	Amortized	Average Stated
	Cost	Interest Rate(1)
Debt
Unpaid principal balance
First lien term loan	$500,000	7.75%
Second lien term loan	265,000	12.50%
Revolver	13,000	7.75%
Mortgage servicing rights credit agreement	12,216	2.72%

Total debt unpaid principal balance	790,216	9.27%
Discount	(15,931)

Total debt	$774,285

(1)	Represents the weighted-average stated interest rate for the period through the respective date, which may be different from the effective rate due to the amortization of discounts and issuance costs. All debt instruments are variable rate.
The effective yield on debt, which includes the amortization of discount and debt issuance costs, was 10.75% for the three and nine months ended September 30, 2011.
The following table provides the contractual debt maturities of debt, excluding the Revolver, at September 30, 2011 (in thousands):

Debt
For the remainder of 2011	$21,368
2012	84,598
2013	75,000
2014	75,000
2015	75,000
2016	446,250

Total	$777,216

Term Loans and Revolver
On July 1, 2011, the Company entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, the Company entered into a $45 million senior secured revolving credit facility, or Revolver. The Company’s obligations under the 2011 Term Loans and Revolver are guaranteed by substantially all assets of certain of the Company’s subsidiaries. The 2011 Term Loans and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict the Company and its subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. At September 30, 2011, the Company is in compliance with these covenants.
The table below describes the terms of the 2011 Term Loans and Revolver.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016

$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016

$45 million revolver	LIBOR plus 6.25%, LIBOR floor of 1.50%	Not applicable	June 30, 2016
The 2011 Term Loans and Revolver have a minimum London Interbank Offered Rate, or LIBOR, floor of 1.50%. The first lien agreement requires the Company to prepay outstanding principal with 50% or 75% of excess cash flow as defined by the credit agreement when the Company’s total leverage ratio is less than or equal to 3.0 or greater than 3.0, respectively. These excess cash flow payments will be made during the first quarter of each fiscal year beginning in 2013. In addition, in the case of settlement of the first lien prior to scheduled maturity, excess cash flow payments based on terms similar to those of the first lien agreement would be required for the second lien. The commitment fee on the unused portion of the Revolver is 0.75% per year. The Company recognized $27.5 million in deferred debt issuance costs associated with the issuance of this debt
The Company purchased interest rate caps and a swaption with initial notional amounts of $391 million and $175 million, respectively, as economic hedges to protect against changes in the interest rate on the 2011 Term Loans. The caps have a rate of 2.5% through December 2013 and 3.25% in calendar year 2014. The swaption has no current rate and could be exercised in March 2015 at a 7% fixed payer rate. Changes in the fair value of these economic hedges are recorded in net fair value losses in the consolidated statements of operations.

Mortgage Servicing Rights Credit Agreement
In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of certain servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012.
Other Credit Agreements
In April 2009, the Company entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements were due to mature on April 20, 2011. These agreements were terminated by the Company on or before April 6, 2011.
15. Mortgage-Backed Debt and Related Collateral
Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value. Refer to Note 4 for further information regarding the consolidated Residual and Non-Residual Trusts.
Provided in the table below is information regarding the mortgage-backed debt issued by the consolidated Residual and Non-Residual Trusts (in thousands):

			Weighted-
			Average Stated
	September 30, 2011	December 31, 2010	Interest Rate
Residual Trusts
Unpaid principal balance	$1,439,497	$1,286,780	6.75%
Discount	(1,619)	(5,225)

Total Residual Trusts at amortized cost	1,437,878	1,281,555

Non-Residual Trusts
Unpaid principal balance	945,391	—	7.93%
Fair value adjustment	(114,903)	—

Total Non-Residual Trusts at fair value	830,488	—

Total mortgage-backed debt	$2,268,366	$1,281,555	7.21%

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call options for which the Company is obligated to exercise at the earliest possible call dates, which is the date the principal amount of each loan pool falls to 10% of the original principal amount.
     Residual Trusts
The Residual Trusts consist of the consolidated securitization trusts that are beneficially owned by the Company. These trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.
In May 2011, the Company sold its Class B secured notes that had been issued on November 22, 2010 by Mid-State Capital Trust 2010-1 and held by the Company, increasing mortgage-backed debt by $85.1 million.
In June 2011, the Company sponsored a $102 million residential subprime mortgage securitization and consolidated the WIMC Capital Trust 2011-1, or Trust 2011-1. The Company determined it is the primary beneficiary of the trust as its ongoing loss mitigation and resolution responsibilities provide the Company with the power to direct the activities that most significantly impact its economic performance. In addition, the Company’s investment in the subordinate debt and residual interests issued by the trust provide it with the obligation to absorb losses or the right to receive benefits both of which could potentially be significant. Accordingly, the loans in the trust remain on the consolidated balance sheets as residential loans and the mortgage-backed debt issued by the trust has been recognized as a liability.
In June 2011, the Company reissued $36 million in mortgage-backed debt that had previously been extinguished.
The Residual Trusts, with the exception of Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. The Residual Trusts also contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.
Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.71% at September 30, 2011 compared to a trigger level of 8.00%. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1, which exceeded its trigger and the cured Trust 2005-1 and Trust X, none of the Company’s other Residual Trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.
     Non-Residual Trusts
As a result of the acquisition of Green Tree, the Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 through 2019.

Collateral for Mortgage-Backed Debt
At September 30, 2011, the Residual and Non-Residual Trusts have an aggregate of $2.4 billion of principal in outstanding debt, which is collateralized by $2.9 billion of assets, including residential loans, receivables related to Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at September 30, 2011 was $86.8 million. The fair value of the expected draws of $80.6 million has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.
The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	September 30, 2011	December 31, 2010
Residential loans of securitization trusts, principal balance	$2,724,027	$1,682,138
Receivables related to Non-Residual Trusts	80,565	—
Real estate owned, net	39,018	38,234
Restricted cash and cash equivalents	59,374	42,859

Total mortgage-backed debt collateral	$2,902,984	$1,763,231

16. Servicing Revenue and Fees
The Company services residential mortgage loans, manufactured housing and consumer installment loans for itself and third-party investors. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2011	September 30, 2011
Servicing fees	$57,893	$59,846
Incentive and performance fees	24,013	27,475
Ancillary and other fees (1)	6,106	6,938

Servicing revenue and fees	$88,012	$94,259

(1)	Includes late fees of $1.7 million and $2.4 million for the three and nine months ended September 30, 2011, respectively.
The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (in thousands, except for number of loans):

	September 30, 2011			December 31, 2010
	Number of	Unpaid Principal	Percentage of	Number of	Unpaid Principal	Percentage of
	Loans	Balance	Total	Loans	Balance	Total
California	77,913	$10,628,678	18.8%	700	$291,192	21.6%
Florida	67,203	6,843,990	12.1	882	216,300	16.0
Arizona	30,049	3,068,358	5.4	109	26,512	2.0
New York	20,525	1,408,300	2.5	422	163,466	12.1
New Jersey	11,154	987,261	1.7	232	71,875	5.3
Other < 5%	639,879	33,568,460	59.5	3,194	578,984	43.0

Total	846,723	$56,505,047	100.0%	5,539	$1,348,329	100.0%

17. Share-Based Compensation
Effective May 10, 2011, the Company established the 2011 Omnibus Incentive Plan, or the 2011 Plan, which amends and restates the prior plan, the 2009 Long-Term Incentive Plan. The 2011 Plan permits the grants of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors; increases the number of authorized shares of common stock reserved for issuance under the plan by 3,550,000 shares; and extends the term of the plan to May 10, 2021.
During the six months ended June 30, 2011, the Company granted 735,886 stock options that vest ratably over a 3-year term based upon a service condition. The fair value of the stock options of $8.09 was estimated on the date of grant using the Black-Scholes option pricing model and related assumptions. No grants were made during the three months ended September 30, 2011. The Company’s share-based compensation expense has been reflected in the consolidated statements of operations in salaries and benefits expense.

18. Income Taxes
From 2009 through June 30, 2011, the Company operated as a REIT. As a result of the acquisition of Green Tree, the Company no longer qualifies as a REIT. The Company’s failure to qualify as a REIT was retroactive to January 1, 2011 and the Company is now subject to U.S. federal income and applicable state and local tax at regular corporate rates. The Company recognized the deferred tax effects of being taxed as a C corporation on July 1, 2011. During the period the Company operated as a REIT, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of the Company’s REIT taxable income to stockholders and to meet various other requirements imposed by the Internal Revenue Code.
For the three and nine months ended September 30, 2011 and 2010, the Company recorded income tax expense of $58.8 million and $0.3 million, respectively, and $58.9 million and $0.8 million, respectively. The increase in income tax expense for 2011 was largely due to the loss of REIT status as a result of the acquisition of Green Tree, which resulted in the establishment of deferred tax assets and liabilities.
Income tax expense (benefit) consists of the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Current
Federal	$11,952	$286	$11,897	$782
State and local	1,272	30	1,338	81

Current income tax expense	13,224	316	13,235	863

Deferred
Federal	39,579	(4)	39,629	(35)
State and local	5,995	—	6,002	—

Deferred income tax expense (benefit)	45,574	(4)	45,631	(35)

Total income tax expense	$58,798	$312	$58,866	$828

The income tax expense at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$(2,964)	$9,998	$(2,801)	$27,189

Tax provision at statutory tax rate of 35%	$(1,037)	$3,499	$(980)	$9,516
Effect of:
Impact of loss of REIT qualification	59,798	—	59,798	—
REIT income not subject to federal income tax	—	(3,220)	—	(8,754)
Other	37	33	48	66

Tax expense recognized	$58,798	$312	$58,866	$828

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The following table summarizes the significant components of deferred tax assets and liabilities:

	September 30, 2011	December 31, 2010
Deferred tax assets
Capital loss carryforwards	$23,060	—
Mandatory call obligation	19,693	—
Mandatory repurchase obligation	5,364	—
Unrecognized tax benefits	5,101	—
Accrued professional fees related to certain securitizations	3,859	—
Accrued expenses	5,755	514
Green Tree acquisition costs	4,537	—
Net operating loss carryforwards	3,575	3,337
Share-based compensation	2,500	—
Other	6,776	1,764

Total deferred tax assets	80,220	5,615
Valuation allowance	(25,184)	(5,101)

Total deferred tax assets, net of valuation allowance	55,036	514
Deferred tax liabilites
Net investment in residential loans	(57,000)	—
Servicing rights	(20,614)	—
Goodwill	(6,669)	—
Intangible assets	(3,296)	—
Deferred debt issuance costs	(9,762)	—
Consolidated VIEs	(3,350)	—
Other	(4,279)	(293)

Total deferred tax liabilities	(104,970)	(293)

Net deferred tax assets (liabilities)	$(49,934)	$221

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will more-likely-than-not be realized in the future. The valuation allowance relates primarily to certain capital loss carryforwards for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of September 30, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $9.0 million and $7.7 million, respectively.
19. Equity and Earnings (Loss) Per Share
Common Stock Issuance
On July 1, 2011, the Company issued 1,812,532 shares to partially fund the acquisition of Green Tree. As part of the Green Tree purchase agreement, the Company filed a shelf registration statement on August 29, 2011 covering the resale of the 1,812,532 shares received by the prior owners of Green Tree. See Note 3 for further information.
Dividends on Common Stock
The Company’s dividend restriction covenant related to the 2011 Term Loans limits the sum of cash dividends in any fiscal year to $2 million plus 5% of Adjusted Consolidated Net Income, as defined therein, for the preceding fiscal year conditioned on there being no consequential default or event of default on terms of the related agreements and a leverage ratio less than 2.50 to 1.00 immediately before and after the declaration.
On September 12, 2011, the Company’s Board of Directors declared a one-time special dividend of $6.2 million payable to the holders of record on September 22, 2011. The $0.22423 per share special dividend will be payable on November 15, 2011 and will be made in newly issued shares of the Company’s common stock unless the recipient requests to receive the distribution in cash; provided, however, that the aggregate amount of cash to be paid out in the distribution to all stockholders will not exceed 10% of the aggregate amount paid, or $0.6 million.
Comprehensive Income (Loss)
Comprehensive loss for the three and nine months ended September 30, 2011 was $62.2 million and $62.3 million, respectively. Comprehensive income was $9.5 million and $25.8 million for the same periods in the prior year, respectively.
Earnings (Loss) Per Share (EPS)
Unvested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the two-class method. For the Company, participating securities are comprised of certain unvested restricted stock and restricted stock units.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the consolidated statements of operations (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share
Net income (loss)	$(61,762)	$9,686	$(61,667)	$26,361
Less: net income allocated to unvested participating securities	—	(127)	—	(363)

Net income (loss) available to common stockholders (numerator)	(61,762)	9,559	(61,667)	25,998
Weighted-average common shares	27,633	25,734	26,423	25,699
Add: vested participating securities	858	740	828	712

Total weighted-average common shares outstanding (denominator)	28,491	26,474	27,251	26,411

Basic earnings (loss) per share	$(2.17)	$0.36	$(2.26)	$0.98

Diluted earnings (loss) per share
Net income (loss)	$(61,762)	$9,686	$(61,667)	$26,361
Less: net income allocated to unvested participating securities	—	(127)	—	(362)

Net income (loss) available to common stockholders (numerator)	(61,762)	9,559	(61,667)	25,999
Weighted-average common shares	27,633	25,734	26,423	25,699
Add: vested participating securities	858	740	828	712
Add: dilutive effect of stock options	—	96		82

Diluted weighted-average common shares outstanding (denominator)	28,491	26,570	27,251	26,493

Diluted earnings (loss) per share	$(2.17)	$0.36	$(2.26)	$0.98

The Company’s unvested restricted stock and restricted stock units are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the unvested restricted stock and restricted stock units from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss recognized during the three and nine months ended September 30, 2011, participating securities in the amount of 0.3 million and 0.2 million, respectively, were excluded from the calculation of basic and diluted loss per share because the effect would be antidilutive.
The calculation of diluted earnings (loss) per share does not include 0.7 million in options for the three and nine months ended September 30, 2011 and 0.1 million and 0.2 million in options for the same periods in 2010, respectively, because their effect would have been antidilutive.
20. Segment Reporting
As a result of the acquisition of Green Tree on July 1, 2011, management has organized the Company into three reportable segments based primarily on its services as follows:
•	Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts.

•	Insurance — consists of operations providing voluntary and forced-placed insurance for residential real estate, as well as life and health insurance products to third-parties and to the Loans and Residuals segment through insurance agencies and a reinsurer.

•	Loans and Residuals — consists of the Company’s residential loan portfolio, real estate owned and related debt which includes its residual interests in the assets of the Residual Trusts.

•	Other — consists primarily of origination and investment management activities.
In order to reconcile the financial results for our operating segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts, as well as certain corporate expenses in Non-Residual Trusts and Corporate. In addition, intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized in the consolidated statement of operations.
Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands). Core earnings for the three and nine months ended September 30, 2010 have been omitted from the tables below as there are no material applicable adjustments.

	For the Three Months Ended September 30, 2011
	Business Segments				Non-Residual
			Loans and		Trusts and
	Servicing	Insurance	Residuals	Other	Corporate	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$95,711	$—	$—	$—	$—	$(7,699)	$88,012
Interest income on loans	—	—	41,174	—	65	—	41,239
Insurance revenue	—	17,787	—	—	—	(833)	16,954
Other income	1,521	751	—	2,363	300	—	4,935

Total revenues	97,232	18,538	41,174	2,363	365	(8,532)	151,140
EXPENSES
Interest expense	1,093	334	24,781	—	21,128	—	47,336
Provision for loan losses	—	—	1,865	—	—	—	1,865
Depreciation and amortization	25,053	917	—	72	—	—	26,042
Other expenses, net	57,871	11,112	8,445	2,106	6,455	(8,532)	77,457

Total expenses	84,017	12,363	35,091	2,178	27,583	(8,532)	152,700
OTHER INCOME (EXPENSE)
Net fair value losses	(650)	—	—	—	(754)	—	(1,404)

Total other income (expense)	(650)	—	—	—	(754)	—	(1,404)

Income (loss) before income taxes	12,565	6,175	6,083	185	(27,972)	—	(2,964)
CORE EARNINGS
Step-up depreciation and amortization	20,289	837	—	—	—	—	21,126
Net impact of VIEs	—	—	—	—	3,686	—	3,686
Transaction and integration costs	45	9	—	1	3,475	—	3,530
Non-cash interest expense	649	334	281	—	18	—	1,282

Total adjustments	20,983	1,180	281	1	7,179	—	29,624

Core earnings before income taxes	$33,548	$7,355	$6,364	$186	$(20,793)	$—	$26,660

	September 30, 2011

Total assets	$1,341,043	$165,132	$1,629,732	$6,691	$954,291	$—	$4,096,889

Revenues from the largest customer of the Servicing segment represent $17.8 million of the Company’s consolidated total revenues for the three months ended September 30, 2011.

	For the Three Months Ended September 30, 2010
	Business Segments				Non-Residual
			Loans and		Trusts and
	Servicing	Insurance	Residuals	Other	Corporate	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$3,891	$—	$—	$—	$—	$(3,891)	$—
Interest income on loans	—	—	41,307	—	—	—	41,307
Insurance revenue	—	3,016	—	—	—	(1,238)	1,778
Other income	122	107	—	208	—	—	437

Total revenues	4,013	3,123	41,307	208	—	(5,129)	43,522
EXPENSES
Interest expense	—	—	20,176	—	—	—	20,176
Provision for loan losses	—	—	1,377	—	—	—	1,377
Depreciation and amortization	59	—	—	—	—	—	59
Other expenses, net	6,980	3,150	8,288	303	—	(5,129)	13,592

Total expenses	7,039	3,150	29,841	303	—	(5,129)	35,204
OTHER INCOME (EXPENSE)
Other	—	—	1,680	—	—	—	1,680

Total other income (expense)	—	—	1,680	—	—	—	1,680

Income (loss) before income taxes	$(3,026)	$(27)	$13,146	$(95)	$—	$—	$9,998

	September 30, 2010

Total assets	$71,487	$16,180	$1,703,886	$—	$—	$—	$1,791,553

	For the Nine Months Ended September 30, 2011
	Business Segments
			Loans and		Non-Residual Trusts
	Servicing	Insurance	Residuals	Other	and Corporate	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$111,710	$—	$—	$—	$—	$(17,451)	$94,259
Interest income on loans	—	—	124,558	—	65	—	124,623
Insurance revenue	—	22,903	—	—	—	(1,780)	21,123
Other income	2,220	755	—	2,848	300	—	6,123

Total revenues	113,930	23,658	124,558	2,848	365	(19,231)	246,128
EXPENSES
Interest expense	1,093	334	66,834	—	21,128	—	89,389
Provision for loan losses	—	—	3,365	—	—	—	3,365
Depreciation and amortization	25,413	917	—	72	—	—	26,402
Other expenses, net	82,642	19,507	23,934	2,708	18,904	(19,231)	128,464

Total expenses	109,148	20,758	94,133	2,780	40,032	(19,231)	247,620
OTHER INCOME (EXPENSE)
Net fair value losses	(650)	—	—	—	(754)	—	(1,404)
Other	—	—	95	—	—	—	95

Total other income (expense)	(650)	—	95	—	(754)	—	(1,309)

Income (loss) before income taxes	4,132	2,900	30,520	68	(40,421)	—	(2,801)
CORE EARNINGS
Step-up depreciation and amortization	20,289	837	—	—	—	—	21,126
Net impact of VIEs	—	—	—	—	3,686	—	3,686
Transaction and integration costs	45	9	—	1	15,925	—	15,980
Non-cash interest expense	649	334	919	—	18	—	1,920

Total adjustments	20,983	1,180	919	1	19,629	—	42,712

Core earnings before income taxes	$25,115	$4,080	$31,439	$69	$(20,792)	$—	$39,911

	For the Nine Months Ended September 30, 2010
	Business Segments				Non-Residual
			Loans and		Trusts and
	Servicing	Insurance	Residuals	Other	Corporate	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$13,822	$—	$—	$—	$—	$(13,822)	$—
Interest income on loans	—	—	124,817	—	—	—	124,817
Insurance revenue	—	9,228	—	—	—	(2,592)	6,636
Other income	437	318	—	1,458	—	—	2,213

Total revenues	14,259	9,546	124,817	1,458	—	(16,414)	133,666
EXPENSES
Interest expense	—	—	61,871	—	—	—	61,871
Provision for loan losses	—	—	4,541	—	—	—	4,541
Depreciation and amortization	243	—	—	—	—	—	243
Other expenses, net	20,117	11,421	24,826	1,552	—	(16,414)	41,502

Total expenses	20,360	11,421	91,238	1,552	—	(16,414)	108,157
OTHER INCOME (EXPENSE)
Other	—	—	1,680	—	—	—	1,680

Total other income (expense)	—	—	1,680	—	—	—	1,680

Income (loss) before income taxes	$(6,101)	$(1,875)	$35,259	$(94)	$—	$—	$27,189

21. Commitments and Contingencies
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
Mandatory Repurchase Obligation
The Company has a mandatory repurchase obligation for two securitization trusts. Under this obligation, the Company is required to repurchase loans at par from the trusts when loans become 90 days past due. The total loans outstanding in these two securitizations were $96.3 million at September 30, 2011. The Company has estimated the fair value of this contingent liability at September 30, 2011 as $13.6 million, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. The fair value was estimated based on prepayment, default and severity rate assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the securitizations are $20.4 million at September 30, 2011.
Accrued Professional Fees Related to Certain Securitizations
The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations, which are based in part on the outstanding principal balance of the debt issued by theses trusts. At September 30, 2011, the Company has estimated the fair value of this contingent liability at $10.1 million, which is included in accounts payable and other accrued liabilities on the consolidated balance sheets. The fair value was estimated based on prepayment, default and severity rate assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $14.9 million at September 30, 2011.
Letter of Credit Reimbursement Obligation
The Company has an obligation to reimburse a third party for the final $165 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheet at July 1, 2011 due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were provided as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $302.9 million at September 30, 2011. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 through 2019. The total outstanding balance of the collateral expected to be called at the respective call dates is $417.7 million.
Securities Sold with Recourse
In October 1998, Hanover Capital Mortgage Holdings, Inc., or Hanover, sold fifteen adjustable-rate FNMA certificates and nineteen fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. At September 30, 2011, the unpaid principal balance of the twelve remaining mortgage securities was approximately $1.3 million.
Employment Agreements
At September 30, 2011, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events. During the nine months ended September 30, 2011, the Company also entered into contracts containing similar terms and conditions with three senior executives of Green Tree.
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
The Company’s website can be found at www.walterinvestment.com. The Company makes available, free of charge through the investor relations section of its website, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission, or SEC. The Company also makes available, free of charge, access to its Corporate Governance Standards, charters for its Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and its Code of Conduct governing its directors, officers, and employees. Within the time period required by the SEC and the NYSE Amex, the Company will post on its website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct). In addition, the Company’s website includes information concerning purchases and sales of its equity securities by its executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that it may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on the Company’s website is not part of this Quarterly Report on Form 10-Q.
The Company’s Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, FL 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
The Green Tree acquisition was completed on July 1, 2011. On July 1, 2011, the Company also entered into credit agreements totaling $765 million of purchase financing for the Acquisition, plus a $45 million senior secured revolving credit facility. For further information on these transactions, see the Company’s filings with the SEC dated March 28 and 30, May 2, 18, and 22, June 22, and July 5 and 8, 2011. The risks related to our business changed in many material respects as a result of the Acquisition and revised risk factors reflecting those changes were included in Item 1A of our Form 10-Q for the second quarter of 2011 filed with the SEC on August 8, 2011, which are incorporated herein by reference.
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
In particular (but not by way of limitation), the following important factors and assumptions could affect the Company’s future results and could cause actual results to differ materially from those expressed in the forward-looking statements: local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends and developments in particular; risks related to the financing incurred in connection with the acquisition of Green Tree; future interest expense; the failure of our business to achieve expected synergies from the Green Tree acquisition; adverse reactions to our acquisition of Green Tree from current or potential customers; our inability to acquire new business; the impact of third parties on our ability to acquire new business; unanticipated delays in the acquisition of new business; fluctuations in interest rates and levels of mortgage prepayments; increases in costs and other general competitive factors; natural disasters and adverse weather conditions, especially to the extent they result in material payouts under insurance policies placed with our captive insurance subsidiary; changes in federal, state and local policies, laws and regulations affecting our business, including, without limitation, mortgage financing, increased performance standards and obligations applicable to servicing, changes to licensing requirements, changes to our insurance business, including the involuntary placement of insurance for mortgagors and/or the rights and obligations of property owners, mortgagees and tenants; the effectiveness of risk management strategies including the management and protection of private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber-risk); unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company; the ability or willingness of Walter Energy, Inc., or Walter Energy, and other counterparties to satisfy material obligations under agreements with the Company; our continued listing on the NYSE Amex; uninsured losses or losses in excess of insurance limits and the availability of adequate insurance coverage at reasonable costs and the effects of competition from a variety of national and other mortgage servicers.
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
The Company
The Company is a mortgage servicer and mortgage portfolio owner specializing in credit-challenged, non-conforming residential loans in the United States, or U.S. The Company also operates a property and casualty insurance agency and reinsurer serving its residential loan customers.

Acquisition of Green Tree
On March 28, 2011, we executed a Membership Interest Purchase Agreement to acquire 100% of the outstanding ownership interests of Green Tree, or the Acquisition. The Acquisition was consummated on July 1, 2011. Green Tree, based in St. Paul, Minnesota, is a fee-based, business services company providing high-touch, third-party servicing of credit-sensitive consumer loans.
The purchase price of the Acquisition consisted of cash of approximately $1.1 billion and issuance of common stock with a fair value of $40.2 million. The cash portion of the purchase price was funded by monetizing certain existing assets and by the issuance of debt totaling $765 million.
The Acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. Net assets with an estimated fair value of $1.1 billion were acquired by us, which included the recognition of preliminary estimates of goodwill of $468.2 million and identifiable intangible assets of $142.3 million. The estimated fair values of the assets acquired and liabilities assumed from the Acquisition are shown in Note 3 of the Notes to Financial Statements.
Pursuant to accounting guidance for variable interest entities, or VIEs, we were required to consolidate, at the acquisition date, ten securitization trusts for which Green Tree performs the servicing. We do not own any residual interests in these trusts, and thus, we refer to these trusts herein as the Non-Residual Trusts. We have elected to account for certain of the assets acquired and liabilities assumed of the Non-Residual Trusts, which consist of residential loans, certain receivables and the mortgage-backed debt, at fair value. We own residual interests in the VIEs that were consolidated prior to the acquisition of Green Tree. We refer to these trusts herein as the Residual Trusts.
As a result of the Acquisition, management organized the Company into several business segments. Refer to Note 20 in the Notes to Consolidated Financial Statements for further information.
Retroactive to January 1, 2011, the Company no longer qualifies as a Real Estate Investment Trust, or REIT, as a result of the acquisition of Green Tree.
Financial Condition — Comparison of Financial Condition at September 30, 2011 to December 31, 2010
The acquisition of Green Tree had a significant impact on our consolidated balance sheet. At September 30, 2011, total assets were $4.1 billion, which was an increase of $2.2 billion from the end of the prior fiscal year. Provided below is a summary of the consolidated balance sheet at September 30, 2011 as compared to December 31, 2010 (in thousands), a brief description of some of the items included in the consolidated balance sheet, and a summary of some of the significant variances in our assets, liabilities and stockholders’ equity at September 30, 2011 as compared to December 31, 2010. Unless otherwise stated, significant variances are the result of the acquisition of Green Tree.

	September 30, 2011	December 31, 2010	Increase (Decrease)
Assets
Cash and cash equivalents	$36,171	$114,352	$(78,181)
Restricted cash and cash equivalents	259,278	52,289	206,989
Residential loans, net (includes $696,245 and $0 at fair value)	2,312,655	1,621,485	691,170
Receivables, net (includes $80,565 and $0 at fair value)	231,921	3,426	228,495
Servicing rights, net	264,341	—	264,341
Goodwill	468,163	—	468,163
Intangible assets, net	136,191	—	136,191
Premises and equipment, net	133,005	2,286	130,719
Other assets	255,164	101,652	153,512

Total assets	$4,096,889	$1,895,490	$2,201,399

Liabilities and stockholders’ equity
Servicing advance liabilities	105,740	3,254	102,486
Debt	774,285	—	774,285
Mortgage-backed debt (includes $830,488 and $0 at fair value)	2,268,366	1,281,555	986,811
Other liabilities (includes $23,699 and $0 at fair value)	418,007	55,193	362,814
Stockholders’ equity	530,491	555,488	(24,997)

Total liabilities and stockholders’ equity	$4,096,889	$1,895,490	$2,201,399

Cash and Cash Equivalents
Cash and cash equivalents decreased $78.2 million from the prior year end primarily due to the use of cash and cash equivalents to acquire Green Tree.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist largely of cash collected as a result of our servicing activities that are owed to third parties. Restricted cash and cash equivalents also include $50 million being held in escrow pending release to the sellers of Green Tree.

Residential Loans, Net
Residential loans, net consists of residential loans held by the Residual Trusts and unencumbered loans, which are accounted for at amortized cost, and residential loans held by the Non-Residual Trusts, which are accounted for at fair value. Provided below is a summary of the residential loan portfolio (in thousands):

	September 30, 2011	December 30, 2010	Increase (Decrease)
Carried at amortized cost
Unpaid principal balance	$1,804,399	$1,803,758	$641
Unamortized premiums (discounts) and other
cost basis adjustments, net (1)	(174,693)	(166,366)	(8,327)
Allowance for loan losses	(13,296)	(15,907)	2,611

Residential loans at amortized cost	1,616,410	1,621,485	(5,075)

Carried at fair value
Unpaid principal balance	932,043	—	932,043
Fair value adjustment	(235,798)	—	(235,798)

Residential loans at fair value	696,245	—	696,245

Total residential loans, net	$2,312,655	$1,621,485	$691,170

(1)	Included in unamortized premiums (discounts) and other cost basis adjustments, net within residential loans at amortized cost is $15.7 million and $16.0 million in accrued interest receivable at September 30, 2011 and December 31, 2010, respectively.
Receivables, Net
Receivables, net consists primarily of receivables related to Non-Residual Trusts, insurance premium receivables and servicing fee receivables. The receivables related to Non-Residual Trusts are carried at fair value and represent the fair value of expected draws under LOCs functioning as credit enhancements to certain of the trusts.
Servicing Rights, Net
At July 1, 2011, we recognized the fair value of Green Tree’s rights to service and sub-service loans for third-party investors with an unpaid principal balance of $38 billion. The estimated fair value of these servicing rights at acquisition was $279 million and is being accounted for on an on-going basis at amortized cost.
Goodwill
As a result of the acquisition of Green Tree, we recognized a preliminary estimate of goodwill of $468.2 million reflecting the future cash flow and income growth projections expected from the Acquisition. We also expect to achieve synergies due to overlapping staff and administrative functions and duplicate servicing platforms. In addition, we expect to avoid future planned expenditures from cross deployment of proprietary technology.
Intangibles
At July 1, 2011, we recognized a preliminary estimate of identifiable intangible assets of $142.3 million consisting of customer and institutional relationships and contract-based intangibles. The customer relationship and institutional relationship intangibles are being amortized using an economic consumption method and a straight-line method, respectively, over the related expected useful lives.
Premises and Equipment, Net
Premises and equipment, net increased $130.7 million from the prior year end due primarily to the acquisition of internally-developed software as part of the acquisition of Green Tree. The estimated fair value of the software at acquisition of $123.3 million is being amortized over an estimated life of 7 years.
Other Assets
Other assets consist primarily of servicer and protective advances, net, deferred tax asset, net, real estate owned, net and deferred debt issuance costs. Other assets increased $153.5 million from the prior year end due primarily to servicer and protective advances from the acquisition of Green Tree and to deferred debt issuance costs of $27.5 million that are being amortized over the life of the long-term debt issued to fund the Acquisition.
Servicing Advance Liabilities
These liabilities consist of funds owed to third parties under a Servicer Advance Reimbursement Agreement and a Receivables Loan Agreement.
Corporate Debt
At July 1, 2011, we issued $765 million in debt in order to fund the acquisition of Green Tree and obtained a Revolver, which at September 30, 2011 had an outstanding balance of $13 million. Corporate debt also includes collateralized borrowings totaling $12.2 million at September 30, 2011, which consist of borrowings by Green Tree under a Mortgage Servicing Rights Credit Facility.

Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual Trusts which is accounted for at amortized cost and the Non-Residual Trusts which is accounted for at fair value. Provided below is a summary of the mortgage-backed debt (in thousands):

	September 30, 2011	December 30, 2010	Increase (Decrease)
Carried at amortized cost
Unpaid principal balance	$1,439,497	$1,286,780	$152,717
Discount	(1,619)	(5,225)	3,606

Mortgage-backed debt at amortized cost	1,437,878	1,281,555	156,323

Carried at fair value
Unpaid principal balance	945,391	—	945,391
Fair value adjustment	(114,903)	—	(114,903)

Mortgage-backed debt at fair value	830,488	—	830,488

Total mortgage-backed debt	$2,268,366	$1,281,555	$986,811

Other Liabilities
Other liabilities consist of accounts payable and other accrued liabilities, dividends payable, servicer payables and deferred tax liability, net. Other liabilities increased, in part, due to the recognition of a net deferred tax liability of $59.8 million resulting from the loss of REIT status. Other liabilities also include escrow funds payable of $50 million to the sellers of Green Tree.
Consolidated Results of Operations — Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
We recognized a net loss of $61.8 million and $61.7 million for the three and nine months ended September 30, 2011, respectively, as compared to net income of $9.7 million and $26.4 million for the same periods in the prior year, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues:
Servicing revenue and fees	$88,012	$—	$88,012	$94,259	$—	$94,259
Interest income on loans	41,239	41,307	(68)	124,623	124,817	(194)
Insurance revenue	16,954	1,778	15,176	21,123	6,636	14,487
Other income	4,935	437	4,498	6,123	2,213	3,910

Total revenues	151,140	43,522	107,618	246,128	133,666	112,462

Expenses:
Interest expense	47,336	20,176	27,160	89,389	61,871	27,518
Provision for loan losses	1,865	1,377	488	3,365	4,541	(1,176)
Salaries and benefits	49,404	5,708	43,696	67,128	18,547	48,581
Depreciation and amortization	26,042	59	25,983	26,402	243	26,159
General and administrative	23,227	5,002	18,225	47,561	14,673	32,888
Other expenses, net	4,826	2,882	1,944	13,775	8,282	5,493

Total expenses	152,700	35,204	117,496	247,620	108,157	139,463

Other income (expense):
Net fair value losses	(1,404)	—	(1,404)	(1,404)	—	(1,404)
Other	—	1,680	(1,680)	95	1,680	(1,585)

Other income (expense)	(1,404)	1,680	(3,084)	(1,309)	1,680	(2,989)

Income (loss) before income taxes	(2,964)	9,998	(12,962)	(2,801)	27,189	(29,990)
Income tax expense	58,798	312	58,486	58,866	828	58,038

Net income (loss)	$(61,762)	$9,686	$(71,448)	$(61,667)	$26,361	$(88,028)

Servicing Revenue and Fees
We recognize servicing revenue and fees on servicing performed for third-party investors by our Green Tree and Marix subsidiaries, which we acquired in 2011 and the fourth quarter of 2010, respectively. This income includes contractual fees earned on a percentage of the unpaid principal balance of the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans in the consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation.

A summary of servicing revenue and fees is provided below (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2011	September 30, 2011
Servicing fees	$57,893	$59,846
Incentive and performance fees	24,013	27,475
Ancillary and other fees (1)	6,106	6,938

Servicing revenue and fees	$88,012	$94,259

(1)	Includes late fees of $1.7 million and $2.4 million for the three and nine months ended September 30, 2011, respectively.
Provided below is a summary of the activity in our servicing portfolio which includes residential loans and real estate owned serviced for third-party investors and excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Three Months Ended September 30, 2011
	Servicing and
	Sub-Servicing
	Rights Capitalized	Sub-Servicing	Total
Unpaid principal balance of loans serviced for third-party investors
Beginning balance	$—	$1,347,610	$1,347,610
Acquisition of Green Tree	38,002,401	—	38,002,401
New business added	—	18,866,810	18,866,810
Payoffs, sales and curtailments	(1,509,566)	(202,208)	(1,711,774)

Ending balance	$36,492,835	$20,012,212	$56,505,047

Number of loans serviced	744,532	102,191	846,723

Provided below is a summary of the composition of our servicing portfolio which includes residential loans and real estate owned serviced for third-party investors and residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	September 30, 2011
		Unpaid Principal	Contractual	30 Days or
	Number of Loans	Balance	Servicing Fee	More Past Due(1)
Portfolio composition of loans serviced for third-party investors
First lien mortgages	187,619	$32,554,825	0.25%	16.34%
Second lien mortgages	285,976	12,431,581	0.44%	4.38%
Manufactured housing	370,228	11,486,590	1.08%	4.20%
Other	2,900	32,051	1.00%	3.52%

Total loans serviced for third-party investors	846,723	56,505,047		11.23%
On-balance sheet residential loans and real estate owned	62,990	2,801,893		7.03%

Total servicing portfolio	909,713	$59,306,940		10.77%

(1)	Past due status is measured based on the applicable method specified in the servicing agreement, which consists of the MBA method or the OTS method. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.
Interest Income on Loans
We recognize interest income on the residential loans held in the Residual Trusts and on our unencumbered residential loans, which are accounted for at amortized cost. For the three and nine months ended September 30, 2011, interest income was flat as compared to the same periods in the prior year. Provided below is a summary of the average balances of residential loans at amortized cost and the related interest income and yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Residential loans at amortized cost
Interest income	$41,239	$41,307	$(68)	$124,623	$124,817	$(194)
Average balance	1,637,914	1,630,193	7,721	1,633,549	1,644,952	(11,403)
Yield	10.07%	10.14%	-0.07%	10.17%	10.12%	0.05%

Insurance Revenue
Insurance revenue consists of commission income earned on voluntary and forced-placed insurance sold to third-parties net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold which varies based on the type of product. Insurance revenue increased $15.2 million and $14.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same period of prior year largely due to the acquisition of Green Tree.
Other Income
Other income increased $4.5 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, as compared to same period of prior year due primarily to the acquisition of Green Tree.
Interest Expense
We recognize interest expense on our debt and on the mortgage-backed debt issued by the Residual Trusts, which are accounted for at amortized cost. For the three and nine months ended September 30, 2011, interest expense increased $27.2 million and $27.5 million, respectively, as compared to the same periods of the prior year, due largely to the issuance of $765 million in corporate debt and $223.1 million in mortgage-backed debt in order to fund the acquisition of Green Tree. Provided below is a summary of the average balances of debt and the mortgage-backed debt of the Residual Trusts as well as the related interest expense and rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Debt
Interest expense	$21,217	$—	$21,217	$21,217	$—	$21,217
Average balance	789,769	—	789,769	263,256	—	263,256
Rate	10.75%	—	10.75%	10.75%	—	10.75%
Mortgage-backed debt at amortized cost
Interest expense	$24,782	$20,176	$4,606	$66,835	$61,871	$4,964
Average balance	1,450,618	1,204,022	246,596	1,359,717	1,225,545	134,172
Rate	6.83%	6.70%	0.13%	6.55%	6.73%	-0.18%
Provision for Loan Losses
We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses increased $0.5 million for the three months ended September 30, 2011 as compared to the same period of the prior year due to larger fair value adjustments on defaulted loans due to higher severities experienced during the past twelve months. The provision for loan losses decreased $1.2 million for the nine months ended September 30, 2011 as compared to the same period of prior year due to a lower number of defaults particularly during the first six months of the current year.
Salaries and Benefits
As a result of the acquisition of Green Tree, the number of full-time-equivalent employees increased by approximately 2,100 employees largely causing the increase in salaries and benefits expense by $43.7 million and $48.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in prior year.
Depreciation and Amortization
Depreciation and amortization consists of depreciation and amortization recognized on premises and equipment which includes the amortization of the internally-developed software acquired as part of the acquisition of Green Tree, as well as amortization recognized on servicing rights and the other intangible assets. A summary of depreciation and amortization expense is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Depreciation and amortization of:
Premises and equipment	$5,319	$59	$5,260	$5,679	$243	$5,436
Servicing rights	14,611	—	14,611	14,611	—	14,611
Intangible assets	6,112	—	6,112	6,112	—	6,112

Total depreciation and amortization	$26,042	$59	$25,983	$26,402	$243	$26,159

General and Administrative
General and administrative expenses increased $18.2 million and $32.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of prior year. The increase was due to the recognition of acquisition related expenses of $0.6 million and $12.5 million in the three and nine months ended September 30, 2011, as well as general and administrative expenses associated with Green Tree.

Other Expenses, Net
Other expenses, net consist primarily of real estate owned expenses, net and claims expenses. Other expenses, net increased $1.9 million and $5.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of prior year. The increase was due partly to higher adjustments for the decline in value of real estate owned of $1.5 million and $2.2 million for the three and nine month period ended September 30, 2011, respectively.
Net Fair Value Losses
Net fair value losses consist of gains and losses recognized on assets and liabilities accounted for at fair value. The net fair value loss of $1.4 million for the three and nine months ended September 30, 2011 reflects a net loss of $0.7 million on the assets and liabilities of the Non-Residual Trusts due primarily to accretion offset by net fair value gains resulting from the decline in forward LIBOR rates impacting the variable rate debt of the Non-Residual Trusts.
Income Tax Expense
Income tax expense increased $58.5 million and $58.0 million for the three and nine months ended September 30, 2011, respectively, as compared to the same period of prior year. As a result of the acquisition of Green Tree, we no longer qualify as a REIT retroactive to January 1, 2011. The increases in income tax expense are due to the recognition of $59.8 million in provision for current and deferred income taxes as a result of the loss of our REIT status and being taxed as a C corporation.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our servicing operations including the funding of servicing advances and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times.
Our principal sources of liquidity are the cash from our servicing and insurance businesses, funds obtained from our revolver and servicing advance facilities, cash releases from the securitized portfolio, the principal and interest payments received from unencumbered residential loans, as well as the cash proceeds from the issuance of our equity and other financing activities.
We believe that, based on current forecasts and anticipated market conditions, funding generated from our operating cash flows, loan servicing portfolio, revolver and servicing advance facilities, as well as other available sources of liquidity will be sufficient to meet operating needs and expenses, to fund servicing advances, to make planned capital expenditures, and to make all required interest and principal payments on indebtedness. Our operating cash flows and liquidity are significantly influenced by numerous factors, including the general economy, interest rates and, in particular, conditions in the mortgage markets.
Residual and Non-Residual Trusts
Our securitization trusts are consolidated for financial reporting purposes under accounting principles generally accepted in the U.S., or GAAP. Prior to the acquisition of Green Tree, our consolidated securitization trusts represented those trusts in which we own a residual interest, or the Residual Trusts. Upon the acquisition of Green Tree, we were required under GAAP to consolidate ten additional securitization trusts for which we do not own any residual interests, or the Non-Residual Trusts. For further information regarding the basis for consolidating the Residual and Non-Residual Trusts, refer to Note 4 in the Notes to Consolidated Financial Statements. Our results of operations and cash flows include the activity of both the Residual and Non-Residual Trusts.
The cash proceeds from the repayment of the collateral held in the Residual and Non-Residual Trusts are owned by the trusts and serve to only repay the obligations of the trusts unless for the Residual Trusts, certain overcollateralization or other similar targets are satisfied, in which case, the excess cash is released to us.
Excess Overcollateralization of Residual Trusts
The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, or Trust 2011-1, contain delinquency and loss triggers, that, if exceeded, allocate any excess overcollateralization to paying down the outstanding mortgage-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.
Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to us. The delinquency rate for trigger calculations, which includes real estate owned, was 10.71% at September 30, 2011 compared to a trigger level of 8.00%. However, this is an improvement from a level of 11.84% as of December 31, 2010. The delinquency trigger for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010. With the exception of Trust 2006-1 which exceeded its trigger and the cured Trust 2005-1 and Trust X, none of our other securitization trusts have reached the levels of underperformance that would result in a trigger breach causing a delay in cash releases.
Mortgage-Backed Debt
We have historically funded the residential loan portfolio through the securitization market and have consolidated the securitization trusts on our consolidated balance sheets pursuant to GAAP. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. With the acquisition of Green Tree, we consolidated ten additional securitization trusts in which we do not own any residual interests. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value.
At September 30, 2011, the total unpaid principal balance of mortgage-backed debt was $2.4 billion as compared to $1.3 billion at December 30, 2010. The increase in mortgage-backed debt was due to primarily to the consolidation of the Non-Residual Trusts upon the acquisition of Green Tree. The increase in mortgage-backed debt was also due to the issuance of $102 million in mortgage-backed debt by Trust 2011-1, the sale of Class B secured notes of $85.1 million, and the reissuance of $36 million in mortgage-backed debt previously extinguished, in order to fund the Acquisition.
The mortgage-backed debt is collateralized by $2.9 billion of assets including residential loans, receivables related to Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and also from the draws on the LOCs for certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third-party serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts are also subject to redemption according to specific terms of the respective indenture agreements. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call options for which we are obligated to exercise at the earliest possible call dates. The Company expects to call these securitizations beginning in 2017 through 2019. The total outstanding balance of the collateral expected to be called at the respective call dates is $417.7 million.
Corporate Debt
Term Loans and Revolver
On July 1, 2011, the Company entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, the Company entered into a $45 million senior secured revolving credit facility, or Revolver. During the three months ended September 30, 2011, we drew $23 million on the Revolver and made $10 million in payments on this debt. The Company’s obligations under the 2011 Term Loans and Revolver are guaranteed by substantially all assets of certain of the Company’s subsidiaries. The 2011 Term Loans and Revolver contain customary events of default and covenants, including among other things, covenants that restrict us and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. At September 30, 2011, the Company was in compliance with these covenants.
The terms of the 2011 Term Loans and Revolver are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016

$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016

$45 million revolver	LIBOR plus 6.25%, LIBOR floor of 1.50%	Not applicable	June 30, 2016
The 2011 Term Loans and Revolver have a minimum London Interbank Offered Rate, or LIBOR, floor of 1.50%. The first lien agreement requires the Company to prepay outstanding principal with 50% or 75% of excess cash flow as defined by the credit agreement when the Company’s total leverage ratio is less than or equal to 3.0 or greater than 3.0, respectively. These excess cash flow payments will be made during the first quarter of each fiscal year beginning in 2013. In addition, in the case of settlement of the first lien prior to scheduled maturity, excess cash flow payments based on terms similar to those of the first lien agreement would be required for the second lien. The commitment fee on the unused portion of the Revolver is 0.75% per year. The Company recognized $27.5 million in deferred debt issuance costs associated with the issuance of this debt.
These agreements also include certain financial covenants that must be maintained, including an Interest Coverage Ratio and a Total Leverage Ratios as defined therein. The first lien requires a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.75:1.00 by the end of 2016 while the second lien requires a ratio of 2.00:1.00 increasing to 2.50:1.00. The first lien requires the Company to maintain a maximum Total Leverage Ratio of 4.50:1.00 being reduced over time to 3.00:1.00 by the end of 2016 while the second lien requires a ratio of 4.75:1.00 reduced to 3.25:1.00.
Provided below is the Interest Coverage Ratio and the Total Leverage Ratio calculated at September 30, 2011:

	Covenant Requirement
	1st Lien	2nd Lien	Actual Ratio
Interest Coverage Ratio — equal to or greater than	2.25:1.00	2.00:1.00	2.74
Total Leverage Ratio — equal to or less than	4.50:1.00	4.75:1.00	3.89

Mortgage Servicing Rights Credit Agreement
In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012. The balance outstanding under this agreement at September 30, 2011 was $12.2 million.
Other Credit Agreements
In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements were due to mature on April 20, 2011. These agreements were terminated by us on or before April 6, 2011.
Servicing Advance Facilities
Servicer Advance Reimbursement Agreement
In October 2009, Green Tree entered into a Servicer Advance Reimbursement Agreement. This agreement is for the early reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement specifies an early reimbursement amount limit of $100 million. The early reimbursement rates vary by product ranging from 80% to 95%. The cost of this agreement is based on LIBOR plus 2.50% against the amounts that were early reimbursed. The early reimbursement period expires on June 30, 2012, but can be automatically renewed on an annual basis. The balance outstanding under this agreement at September 30, 2011 was $56.4 million.
Receivables Loan Agreement
In July 2009, Green Tree entered into a three-year Receivables Loan Agreement collateralized by certain principal and interest advances and protective advances reimbursable from securitization trusts serviced by us. The principal and interest payments on these notes are paid using the cash flows from the underlying advances. Accordingly, the timing of the principal payments is dependent on the payments received on the underlying advances that collateralize the notes. We are able to pledge new advances to the facility up to an outstanding note balance of $75 million. The advance rates on this facility vary by product type ranging from 70% to 91.5%. The interest rate on this agreement is based on LIBOR plus 6.50%. The facility expires in July 2012. The balance outstanding under this agreement at September 30, 2011 was $49.3 million.
We have terminated various servicing advance facilities as noted below.
Servicing Advance Financing Facilities
As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility. The note rate on the Servicing Facility is LIBOR plus 6.0%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the Marix purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.
On September 9, 2009, Marix entered into a second Servicing Advance Financing Facility Agreement, or Second Facility. The rate on the Second Facility was converted from one-month LIBOR plus 6.0% to one-month LIBOR plus 3.5% on March 31, 2010. The facility was set to terminate on March 31, 2010, but was extended for twelve months to March 31, 2011. The maximum borrowing capacity on the Second Facility was $2.5 million.
The collateral for these servicing advance facilities represents servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with the seller of marix, and such advances include principal and interest, taxes and insurance, and corporate advances. During the first quarter of 2011, we paid off the servicing advance facilities.

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows provided by operating activities	$75,135	$19,845
Cash flows provided by (used in) investing activities	(994,235)	42,709
Cash flows provided by (used in) financing activities	840,919	(121,641)

Net decrease in cash and cash equivalents	$(78,181)	$(59,087)

Operating Activities
Net cash provided by operating activities was $75.1 million for the nine months ended September 30, 2011 as compared to $19.8 million for the same period in 2010. During the nine months ended September 30, 2011 and 2010, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and our residential loan portfolio carried at amortized cost.
Investing Activities
Net cash used in investing activities was $994.2 million for the nine months ended September 30, 2011 as compared to net cash provided of $42.7 million for the same period in 2010. The net outflow of cash for investing activities in the current period reflects the cash paid net of cash acquired of $990.6 million to purchase Green Tree. For the nine months ended September 30, 2011 and 2010, the primary sources of cash from investing activities were the principal payments received on our residential loans of $90.2 million and $77.1 million, respectively. During the nine months ended September 30, 2011 and 2010, cash of $45.6 million and $40.7 million, respectively, was used to purchase residential loans.
Financing Activities
Net cash provided by financing activities was $840.9 million for the nine months ended September 30, 2011 as compared to net cash used of $121.6 million for the same period in 2010. The net inflow of cash from financing activities in the current period reflects the cash received from the issuance of debt net of issuance costs of $733.7 million and of mortgage-backed debt net of issuance costs of $220 million to fund the acquisition of Green Tree. For the nine months ended September 30, 2011, the primary use of cash in financing activities was the payments on mortgage-backed debt of $87.5 million, payments on debt of $2.6 million and dividend payments of $13.4 million. For the nine months ended September 30, 2010, the primary use of cash in financing activities was the payments on mortgage-backed debt of $62.2 million, payments to extinguish mortgage-backed debt of $19.9 million and dividend payments of $40.1 million.
Common Stock Issuance
On July 1, 2011, we issued 1,812,532 shares to partially fund the acquisition of Green Tree. As part of the Green Tree purchase agreement, we filed a shelf registration statement on August 29, 2011 covering the resale of the 1,812,532 shares received by the prior owners of Green Tree. See Note 3 in the Notes to Consolidated Financial Statements for further information.
Dividends
Prior to the acquisition of Green Tree, we operated as a REIT. A REIT generally passes through substantially all of its earnings to stockholders without paying U.S. federal income tax at the corporate level. As long as we elected to maintain REIT status, we were required to pay dividends amounting to at least 90% of our net taxable income (excluding net capital gains) for each year by the time our U.S. federal tax return was filed.
Upon the acquisition of Green Tree on July 1, 2001, we no longer qualify as a REIT. The change to our REIT status is retroactive to January 1, 2011. All future distributions will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant.
The Company’s dividend restriction covenant related to the 2011 Term Loans limits the sum of cash dividends in any fiscal year to $2 million plus 5% of Adjusted Consolidated Net Income, as defined therein, for the preceding fiscal year conditioned on there being no consequential default or event of default on terms of the related agreements and a leverage ratio less than 2.50 to 1.00 immediately before and after the declaration.
On September 12, 2011, our Board of Directors declared a one-time special dividend of $6.2 million payable to the holders of record on September 22, 2011. The $0.22423 per share special dividend will be payable on November 15, 2011 and will be made in newly issued shares of our common stock unless the recipient requests to receive the distribution in cash; provided, however, that the aggregate amount of cash to be paid out in the distribution to all stockholders will not exceed 10% of the aggregate amount paid, or $0.6 million.
Credit Risk Management
Residential Loan Credit Risk
We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts, which are recognized as residential loans on our consolidated balance sheets, as well as with the unencumbered residential loans held in our portfolio. Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, establishment of an appropriate allowance for loan losses and sound nonaccrual and charge-off policies.
We are not subject to credit risk at this time associated with the residential loans held in the Non-Residual Trusts consolidated on our balance sheet as a result of the acquisition of Green Tree, as we do not own residual interests in these trusts. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to credit risk associated with the purchased residential loans when the calls are exercised. The Company expects to call these securitizations beginning in 2017 through 2019.

The principal balance of our residential loan portfolio at September 30, 2011 that exposes us to credit risk consisted of residential loans held by the consolidated Residual Trusts and unencumbered residential loans of $1.8 billion. The $1.8 billion principal balance of residential loans and carrying value of other collateral of the Residual Trusts are permanently financed with $1.4 billion of mortgage-backed debt leaving us with a net credit exposure of $432.2 million, which approximates our residual interest in the consolidated Residual Trusts.
The residential loans are predominantly credit challenged non-conforming loans with an average LTV ratio at origination of approximately 90.4% and an average refreshed borrower credit score of 587. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.
     Allowance for Loan Losses
We maintain an allowance for loan losses for the unencumbered residential loans and the residential loans held in the consolidated Residual Trusts that are recognized on our consolidated balance sheets and are accounted for at amortized cost. The following table provides information regarding our allowance for loan losses and related ratios for the periods presented (dollars in thousands):

		Allowance
	Allowance for	as a % of			Charge-off
	Loan Losses	Residential Loans(1)	Charge-offs		Ratio(3)
September 30, 2011	$13,296	0.82%	$7,212	(2)	0.44%
December 31, 2010	15,907	0.97	8,280		0.51

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(2)	Annualized.

(3)	The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.
The following table summarizes activity in the allowance for loan losses for our residential loan portfolio (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$13,234	$16,733	$15,907	$17,661
Provision for loan losses	1,865	1,377	3,365	4,541
Charge-offs, net of recoveries (1)	(1,803)	(1,829)	(5,976)	(5,921)

Ending balance	$13,296	$16,281	$13,296	$16,281

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $0.7 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $2.4 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively.
     Delinquency Information
The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. The following table presents the delinquency status of our unencumbered residential loans and the residential loans held in the Residual Trusts based on the total number of loans outstanding and on the total unpaid principal balance outstanding:

	September 30, 2011	December 31, 2010
Total number of residential loans outstanding	33,402	33,801
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	1.14%	1.12%
60-89 days	0.63%	0.39%
90 days or more	2.42%	1.99%

Total	4.19%	3.50%

Principal balance of residential loans outstanding (in thousands)	$1,804,399	$1,803,758
Delinquencies as a percent of amounts outstanding:
30-59 days	1.30%	1.54%
60-89 days	0.73%	0.49%
90 days or more	3.38%	2.65%

Total	5.41%	4.68%

The following table summarizes our unencumbered residential loans and the residential loans in the Residual Trusts that have been placed in non-accrual status due to payments being past due 90 days or more:

	September 30, 2011	December 31, 2010
Residential loans:
Number of loans	807	672
Unpaid principal balance (in millions)	$60.9	$47.8
     Portfolio Characteristics
The weighted-average original loan-to-value ratio, or LTV, of our residential loan portfolios is 90.40% and 89.00% at September 30, 2011 and December 31, 2010, respectively. The LTV dispersion of our unencumbered residential loans and the residential loans in the Residual Trusts is provided in the following table:

LTV Category:	September 30, 2011	December 31, 2010
0.00 - 70.00	1.60%	2.03%
70.01 - 80.00	3.10%	4.14%
80.01 - 90.00 (1)	66.00%	65.82%
90.01 -100.00	29.30%	28.01%

Total	100.00%	100.00%

(1)	For residential loans in the portfolio, prior to electronic tracking of original LTVs, the maximum LTV was 90%, or 10% equity. Thus, these residential loans have been included in the 80.01 to 90.00 LTV category.
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
The weighted-average FICO score of our unencumbered residential loans and the residential loans in the Residual Trusts refreshed as of December 31, 2010, was 587 and 584 at September 30, 2011 and December 31, 2010, respectively. The refreshed weighted-average FICO dispersion of our portfolio is provided in the following table:

Refreshed FICO Scores:	September 30, 2011	December 31, 2010
<=600	54.30%	55.11%
601 - 640	14.50%	13.71%
641 - 680	9.50%	9.25%
681 - 720	4.70%	4.86%
721 - 760	2.80%	2.77%
761 - 800	2.10%	2.37%
>=801	1.00%	0.96%
Unknown or unavailable	11.10%	10.97%

Total	100.00%	100.00%

Our unencumbered residential loans and residential loans in the Residual Trusts are concentrated in the following states:

States:	September 30, 2011	December 31, 2010
Texas	34.63%	34.62%
Mississippi	14.28%	14.67%
Alabama	8.00%	8.23%
Florida	7.07%	6.78%
Louisiana	6.06%	6.24%
South Carolina	5.59%	5.64%
Other(1)	24.37%	23.82%

Total	100.00%	100.00%

(1)	Other at September 30, 2011 consists of loans in 42 states individually representing a concentration of less than 5%.

Our unencumbered residential loans and residential loans in the Residual Trusts were originated in the following periods:

Origination Year:	September 30, 2011	December 31, 2010
Year 2011 Origination	4.14%	—
Year 2010 Origination	3.53%	4.07%
Year 2009 Origination	3.04%	3.39%
Year 2008 Origination	8.68%	8.42%
Year 2007 Origination	15.60%	14.25%
Year 2006 Origination	10.18%	10.93%
Year 2005 Origination	7.26%	7.69%
Year 2004 Origination and earlier	47.57%	51.25%

Total	100.00%	100.00%

Real Estate Credit Risk
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
The following table presents activity related to foreclosed property (dollars in thousands):

	Units	Amount
Balance at December 31, 2010	1,041	$67,629
Foreclosures and other additions, at fair value	1,292	53,278
Cost basis of financed sales	(930)	(55,065)
Cost basis of cash sales to third parties and other dispositions	(360)	(6,629)
Lower of cost or fair value adjustments	—	(3,668)

Balance at September 30, 2011	1,043	$55,545

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations related to our debt (excluding the Revolver), operating leases and other non-cancelable contractual obligations at September 30, 2011 (in thousands):

	Remainder
	of 2011	2012	2013	2014	2015	2016	Thereafter	Total
Debt (1)	$21,368	$84,598	$75,000	$75,000	$75,000	$446,250	$—	$777,216
Capital and operating leases	2,844	10,729	7,773	7,130	4,892	3,954	3,038	40,360

Total	$24,212	$95,327	$82,773	$82,130	$79,892	$450,204	$3,038	$817,576

(1)	Amounts exclude future cash payments related to interest expense. The Company made interest payments on debt of $18.7 million for the three and nine months ended September 30, 2011.
See Note 14 in the Notes to Consolidated Financial Statements for further information regarding our debt. We have excluded mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the LOC draws for certain Non-Residual Trusts. See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our mortgage-backed debt.
Operating lease obligations include (i) leases for our principal operating locations in Tampa, Florida and Saint Paul, Minnesota; (ii) leases for our centralized servicing operations in Phoenix, Arizona; Tempe, Arizona; Rapid City, South Dakota; and Fort Worth, Texas; and (iii) other regional servicing operations.
Off-Balance Sheet Arrangements
As a result of the acquisition of Green Tree, we have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. The nature of our involvement with these VIEs is provided below:

Servicing arrangements with letter of credit reimbursement obligations — We service loans related to four securitization trusts for which we have an obligation to reimburse a third party for the final $165 million in LOCs if drawn. This obligation applies to an aggregate of eleven securitization trusts. The other seven of these securitization trusts were consolidated on our consolidated balance sheet at July 1, 2011 as a result of the acquisition of Green Tree due to a mandatory clean-up call obligation related to these trusts. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information. The LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. Based on our estimates of the underlying performance of the collateral in these securitizations, we do not expect that the final $165 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on our consolidated balance sheet, however, actual performance may differ from this estimate in the future. We do not hold any residual or other interests in these trusts. As the servicer of the loans in these trusts, we collect servicing fees.
Our maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on our consolidated balance sheet totaling $5.9 million at September 30, 2011 plus an obligation to reimburse a third party for the final $165 million drawn on LOCs as discussed above.
At September 30, 2011, we retained credit risk on twelve mortgage securities totaling $1.3 million that were sold with recourse by Hanover Capital Mortgage Holdings, Inc. in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.
Other than the arrangements described above, we do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and have not entered into any synthetic leases. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships other than those described above.
Critical Accounting Policies and Estimates
Included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 is a discussion of our critical accounting policies and estimates. Provided below is a summary of the additional critical accounting policies and estimates of the Company as a result of the acquisition of Green Tree.
Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
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
We determine fair value based upon quoted broker prices, when available, or through the use of alternative approaches, such as the discounting of expected cash flows at market rate commensurate with an instrument’s credit quality and duration.
We elected to account for certain assets and liabilities of the Non-Residual Trusts at fair value and have classified the related fair value measurement as Level 3 within the fair value hierarchy. See Note 5 in the Notes to Consolidated Financial Statements.
Goodwill and Other Intangible Assets
Goodwill
Our goodwill relates to the excess of cost over the fair value of net assets of acquired through the acquisition of Green Tree. We test goodwill for impairment at the reporting unit level on an annual basis or more often if events or circumstances indicate that an impairment may exist. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value. Such an event or circumstance could be material to our operating results for any particular reporting period.
Other Intangible Assets
Intangible assets are associated with customer relationships and relate to the asset receivables management business and the insurance and servicing businesses, as well as institutional relationships. The intangible assets associated with asset receivables management and insurance and servicing businesses are being amortized using an economic consumption method over the related expected useful lives. The intangible asset related to institutional relationships is being amortized on a straight-line basis over two and a half years. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the intangible asset is deemed unrecoverable, an impairment loss would be recorded in earnings to reduce the carrying amount. Such an event or circumstance could be material to our operating results for any particular reporting period.

Servicing Rights
Servicing rights are an intangible asset representing the right to service a portfolio of loans. Servicing rights relating to servicing and sub-servicing contracts were acquired with the acquisition of Green Tree. We account for our servicing rights using the amortization method. All newly acquired servicing rights are initially measured at fair value. We amortize the balance of servicing assets based on expected cash flows in proportion to and over the life of net servicing income. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio. We adjust amortization prospectively in response to changes in estimated projections of future cash flows.
We estimate the fair value of our servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The significant components of the estimated future cash inflows for servicing rights include estimates and assumptions related to the (1) declining unpaid principal balance of the serviced portfolio, (2) servicing fees and ancillary income, (3) discount rate, and (4) cost of servicing.
We assess servicing rights for impairment based on fair value by strata at each reporting date. We group the loans that we service into strata based on one or more of the predominant risk characteristics of the underlying loans. Our primary strata include manufactured housing loans, first lien mortgage loans and second lien mortgage loans. To the extent the estimated fair value is less than the carrying amount for any strata, we recognize an impairment loss in earnings.
New Accounting Pronouncements
Refer to Note 2 in the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage the risks inherent in our business — including but not limited to credit risk, real estate risk, liquidity risk, interest rate risk, and prepayment risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk and real estate risk, refer to Credit Risk Management. For information regarding our liquidity risk, refer to Liquidity and Capital Resources.
Interest Rate Risk
Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to the variable rate associated with our long-term debt issued to fund the acquisition of Green Tree on July 1, 2011. The unpaid principal balance of our debt was $790.2 million at September 30, 2011. Rising interest rates increase our cost to service our outstanding debt. Changing interest rates generally impact prepayment rates and may impact the value of our servicing rights.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. The following summarizes the estimated changes in the fair value at September 30, 2011 of our corporate debt and servicing rights sensitive to interest rates given a hypothetical and instant parallel shift in the yield curve of 25 basis points.
Substantially all of our debt has a LIBOR floor of 1.50%. Based on the current forward LIBOR curve, and the termination dates of our debt, an increase or decrease of LIBOR of 25 basis points will have no impact on the fair value of our debt. We exclude residential loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities do not represent interest rate risk to us. We have no obligation to provide financial support to the Residual Trusts. For the Non-Residual Trusts, we are obligated to exercise mandatory clean-up call obligations, which we expect to exercise beginning in 2017 through 2019. For both the Residual and Non-Residual Trusts, the creditors of these trusts can look only to the assets of the trusts for satisfaction of the mortgage-backed debt and have no recourse against the assets of the Company. Similarly, the Company’s general creditors have no claim to the assets of the trusts.
For servicing rights, we utilize a discounted cash flow analysis to determine fair value. The primary assumptions in this valuation are prepayment speeds, market discount rates and costs to service. There is little to no impact on prepayment speeds or cost to service due to an increase or decrease in interest rates by 25 basis points due to the inelasticity of prepayment rates with interest rate movements. This is primarily a result of limited refinance options available to the majority of the borrowers in the portfolio. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
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
(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during our third quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On July 1, 2011, we acquired Green Tree. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal controls over financial reporting as we execute our integration activities.
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
As discussed in Note 18 of “Notes to Consolidated Financial Statements”, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.
Item 1A. Risk Factors
The acquisition of Green Tree on July 1, 2011, and our resulting non-qualification as a REIT, has caused the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 to change in many material respects. Therefore, we provided revised risk factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Securities and Exchange Commission on August 8, 2011, which are incorporated herein by reference. You should carefully review and consider the risks described therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
In light of the voting results concerning the frequency with which stockholders will be provided an advisory vote on executive compensation that were delivered at the Company’s 2011 annual meeting of stockholders, the Company’s board of directors has determined that the Company will hold an annual advisory vote on executive compensation until the next required vote on the frequency of stockholder votes on executive compensation. The Company is required to hold votes on frequency every six years.
Item 6. Exhibits
The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.
	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Dated: November 8, 2011		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Dated: November 8, 2011		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Notes	Description
3.1	(1)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(1)	By-Laws of Registrant, effective April 17, 2009.

10.1	(3)	Form of Lease Agreement for office space for the corporate headquarters of the Company’s Green Tree subsidiary in St. Paul, Minnesota effective September 30, 2011.

10.2	(3)	Form of Green Tree Executive Severance Plan for Senior Executives entered into between the Company’s Green Tree subsidiary

10.3	(3)	Form of Amendment to Employment Agreement between the Company and Kimberly A. Perez dated November 4, 2011.

10.4	(3)	Form of Amendment to Employment Agreement between the Company and Stuart D. Boyd dated November 4, 2011.

10.5	(2)	First Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

10.6	(2)	Second Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

31.1	(3)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(3)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(3)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(3)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

		Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Note	Notes to Exhibit Index
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2011.

(3)	Filed herewith