Form 10-K
period 2011-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2012-03-09
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-13417

Walter Investment Management Corp.

(Exact name of registrant as specified in its charter)

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 1100 Tampa, FL	33607 (Zip Code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates, based on the price at which the stock was last sold as of June 30, 2011, was $573.2 million.

The registrant had 27,875,158 shares of common stock outstanding as of March 2, 2012.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT

MANAGEMENT CORP.

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	the effects of a continued decline in the volume of U.S. home sales and in home prices, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	our ability to successfully integrate the Green Tree business into our historical business and to achieve expected synergies;

•

risks related to the financing incurred in connection with the acquisition of Green Tree, including our ability to achieve cash flows sufficient to carry our debt and otherwise to meet the covenants of our debt;

•	the occurrence of anticipated growth of the specialty servicing sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in the portfolios we service and to grow our business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage financing or servicing, and changes to our licensing requirements;

•	changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•

uncertainties related to regulatory pressures on large banks related to their mortgage servicing, as well as regulatory pressure on the rest of the mortgage servicing sector, including increased performance standards and reporting obligations;

•	changes in regards to the rights and obligations of property owners, mortgagors and tenants;

•

our ability to remain qualified as a government-sponsored entity approved servicer or component servicer, including the ability to continue to comply with the government-sponsored entities’ respective servicing guides;

•	uncertainty relating to the status of government-sponsored entities;

•	uncertainty related to inquiries from government agencies into past servicing, foreclosure, loss mitigation, and lender-placed insurance practices;

•

uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of government-sponsored entities or various regulatory authorities;

•	changes to our insurance agency business, including increased scrutiny by government regulators on lender-placed insurance practices;

•

the effect of Company risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber security);

•	changes in accounting standards;

•	our continued listing on the NYSE Amex;

•	the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

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

Our Company

Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is a fee-based business services provider to the residential mortgage industry. We are a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets located in the United States, or U.S. We are also a mortgage portfolio owner and operate an insurance agency serving residential loan customers.

The Company previously operated as the financing business of Walter Energy, Inc, or Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, Walter Energy spun off this financing business via a newly created subsidiary, Walter Investment Management, LLC, or WIM, which included Walter Mortgage Company, or WMC, and two insurance subsidiaries, Best Insurers, Inc., or Best, and Walter Investment Reinsurance Co., Ltd., or WIRC.

Following the decision to separate from Walter Energy via the spin-off, we believed that the best way to optimize our results was for us to operate as a REIT. As a REIT, net taxable income distributed to stockholders is generally not subject to U.S. federal income tax. We determined that the most expedient way to become a REIT was to merge with an existing REIT and in furtherance of this strategy, WIM merged with Hanover Capital Mortgage Holdings, Inc., or Hanover. The merger with Hanover, or Merger, occurred immediately following the spin-off.

Although Hanover was the surviving legal and tax entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and was accounted for pursuant to the applicable business combinations guidance, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. Thus, the combined financial statements of WMC, Best and WIRC became WIM’s historical financial statements for the periods prior to the Merger. The assets acquired and the liabilities assumed of Hanover were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in the consolidated statements of operations for periods subsequent to the Merger.

Since the spin-off and Merger, we have continued servicing our originated and acquired portfolio of residential loans and have expanded our expertise in servicing credit-challenged accounts through a differentiated high-touch approach. With the objective of pursuing opportunities that optimize the value of our high-touch servicing model, on November 1, 2010, we acquired Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. Upon closing, the assets acquired and the liabilities assumed of Marix were recorded at their respective fair values. The results of operations of Marix have been included in our consolidated statements of operations for periods subsequent to the acquisition.

On July 1, 2011, the Company acquired GTCS Holdings LLC, or Green Tree. Headquartered in St. Paul, Minnesota, Green Tree is a fee-based business services company that provides high-touch third-party servicing for credit-sensitive consumer loans in diverse asset classes including residential mortgage, manufactured housing and consumer installment loans. Green Tree was significantly larger than we were and thus, the Green Tree acquisition resulted in a significant increase in the size and scope of our business. As a result of the Green Tree acquisition, we added 1,955 employees and 27 offices in 22 states, significantly expanding our footprint across the U.S. At December 31, 2011, we employed approximately 2,600 full-time equivalent employees and serviced a portfolio of approximately 1.0 million accounts with an unpaid principal balance of $86.0 billion. This compares to approximately 350 full-time equivalent employees and approximately 40,000 accounts with $3.2 billion in unpaid principal at December 31, 2010. Upon closing, the assets acquired and the liabilities assumed of Green Tree were recorded at their respective fair values. The results of operations of Green Tree have been included in our consolidated statements of operations for periods subsequent to the acquisition.

At the date of acquisition of Green Tree, we were required to consolidate ten securitization trusts for which Green Tree performs the servicing pursuant to the accounting guidance for variable interest entities, or VIEs. We do not currently own any residual interests in these trusts, and thus, we refer to these trusts herein as the Non-Residual Trusts. We own the residual interests in VIEs that were previously consolidated by us prior to the acquisition of Green Tree. We refer to these trusts herein as the Residual Trusts.

The Green Tree acquisition caused us to no longer qualify as a REIT and, accordingly, effective January 1, 2011, we are taxed as a C corporation subject to U.S. federal income tax.

We now manage our Company in four primary business segments: Servicing; Asset Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported with other corporate items. On the date of acquisition of Green Tree, our Servicing segment added 769,000 accounts and $38.0 billion of unpaid principal balances to our servicing portfolio. Additionally, our Servicing segment added new business of 259,000 accounts and $48.3 billion in unpaid principal balances to our servicing portfolio and recognized $31.3 million in incentive and performance fees, excluding fees associated with our ARM business segment, in addition to $126.6 million in servicing fees during 2011. Substantially all of the new accounts added to the servicing portfolio is new business added by Green Tree. Although delinquent accounts for our third-party investor portfolio have increased since our acquisition of Green Tree, this is due to the addition of new business. Delinquent accounts for Green Tree’s legacy portfolio, which consists of manufactured housing loans, have remained stable when compared to Green Tree’s pre-acquisition delinquency measures.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery income was $14.3 million since our acquisition of Green Tree through year end 2011.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agencies for a commission to third parties as well as to our Loans and Residuals segment. Net written premiums were $85.9 million for 2011, of which 89% reflected premiums written by Green Tree since the date of acquisition. Total third-party insurance revenue was $41.7 million for the year ended December 31, 2011 with lender-placed and voluntary net written premiums for 2011 of $45.1 million and $40.8 million, respectively. The number of outstanding policies at December 31, 2011 was 207,000 accounts, of which 94% were written by Green Tree.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned. Our net interest margin was 4.55% for the year ended December 31, 2011, down 57 basis points from 2010 due to the monetization of assets in order to fund the acquisition of Green Tree. Total delinquent loans have increased to 5.73% at December 31, 2011 from 4.68% at December 31, 2010; however, the number of real estate owned properties has declined to 867 units at December 31, 2011, down 174 units from one year ago.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements, which include manufacturing housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Our Strategy

Due to increased delinquencies and foreclosures during the recent recession, traditional large owners and servicers of residential mortgage assets, such as government-sponsored entities (e.g. Fannie Mae and Freddie Mac, collectively referred to as GSEs), large banks and securitization trusts experienced increased servicing volume and complexity, often exceeding in-house capacity or capabilities. These traditional servicers have been unable to effectively service increased balances of delinquent loans, resulting in the need to service troubled first and second lien mortgage assets through third-party specialized servicers offering high-touch servicing strategies. We believe that lessons learned in the economic downturn are leading to a secular shift in the market as credit risk owners and other key constituents, such as monoline insurers, regulators and rating agencies, demand permanent, specialized servicing for higher risk loans. The combined Walter Investment-Green Tree businesses have a long history of providing borrower-centric, high-touch servicing and are uniquely positioned to continue to benefit from this secular shift. One of our principal objectives is to take advantage of this secular shift to provide attractive risk-adjusted returns to our shareholders.

As important as providing best-in-class service, however, is the ability to quickly adapt to the ever changing landscape of regulatory requirements imposed by numerous federal, state and local authorities that oversee our business. (Refer to the Regulations section below for further information.) The combined Walter Investment-Green Tree businesses have a demonstrated history of being compliant with these regulations, which we believe provides us with an advantage over our competitors.

In addition, we seek to leverage our core servicing business and captive customer base to provide complementary services. These complementary business lines include our ARM business as well as the following :

•	Insurance Agency: acts as a nationwide agent of primarily property and casualty insurance products for both lender-placed and voluntary insurance coverage.

•	Investment Management: jointly manages an investment fund focused on distressed mortgage-related assets, utilizing our servicing capabilities to create value for investors.

•	Third-Party Originations: facilitates third-party refinancings as a loss mitigation solution for loans we service.

Regulations

Our business is subject to extensive regulation by federal, state and local authorities. We are required to comply with numerous federal consumer protection and other laws, including, but not limited to:

•	the Gramm-Leach-Bliley Act, which requires periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;

•	the Fair Debt Collection Practices Act, or FDCPA, which regulates the timing and content of communications on debt collections;

•	the Truth in Lending Act, or TILA, and Regulation Z, which require certain disclosures be made to mortgagors regarding terms of mortgage financing;

•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which collectively regulate the use and reporting of information related to the credit history of consumers;

•	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit;

•	the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C, which require reporting of certain public loan data;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•	the Soldiers and Sailors Civil Relief Act, as amended, which provides certain legal protections and relief to members of the military;

•	the Real Estate Settlement Procedures Act, or RESPA, which governs the actions of servicers related to escrow accounts, transfers, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities; and

•

the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is extensive and significant legislation that, among other things creates the Consumer Financial Protection Bureau, or CFPB, a newly created federal entity responsible for regulating consumer financial services.

The CFPB will directly impact the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act, or the Mortgage Act. The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act generally requires that implementing regulations be issued before many of its provisions become effective. Therefore, several of these provisions in the Mortgage Act will not be effective until 2013 or early 2014. When fully implemented, the Mortgage Act will prevent or limit servicers of residential mortgage loans from taking certain actions that are typically taken today (e.g. the charging of certain fees) and will impose new requirements that are not currently required, in each case either increasing costs and risks related to servicing or reducing revenues currently generated.

While the effective date for many of these provisions remains a year or more away, we expect to incur ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted during this period that place additional obligations on servicers of residential loans.

We are also subject to licensing and regulation as a mortgage service provider and debt collector, insurance agency, and loan originator in a number of states. We are subject to audits and examinations conducted by the states. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing, debt collection, loan origination and insurance agency business activities. We incur significant ongoing costs to comply with these governmental regulations.

Competition

We compete with a variety of third-party providers for servicing opportunities, including large financial institutions, as well as non-bank servicers. Our competitive position in the consumer loan servicing business is largely determined by our ability to differentiate ourselves from other third-party servicers through our high-touch servicing model, our significant expertise in the consumer loan servicing business, our continued compliance with a complex matrix of local, state and federal regulatory requirements, and our demonstrated history of responsiveness to the ever changing demands of industry regulators. Additional discussion of competition as it relates to our primary businesses appears in Item 1A. Risk Factors.

Subsidiaries

For a listing of our subsidiaries, refer to Exhibit 21.

Employees

As of December 31, 2011, we employed approximately 2,600 full-time equivalent employees, all of which were in the U.S. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees is a party to any collective bargaining agreements.

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

Our business is subject to numerous federal, state and local laws and regulations, and may be subject to judicial and administrative decisions imposing various requirements and restrictions. Refer to the Regulations section of Item 1. for further information. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; fair debt collection; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; unfair and deceptive acts and practices; escrow administration; lender-placed insurance; bankruptcy; loss mitigation and loan modifications; deficiency collections; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with some of our customers, we also are subject to additional requirements that our customers may impose.

Federal or state regulation and oversight of our mortgage servicing and other business activities may result in increased costs and potential litigation associated with our mortgage servicing business, foreclosure related and other business activities and could limit or prevent us from operating our business in some or all of the states in which we currently operate or may reduce the revenues that we receive on our business.

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

The Consumer Financial Protection Bureau, or CFPB, a new federal agency established pursuant to Dodd-Frank, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing; and is empowered with examination and rulemaking authority. Dodd-Frank also establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by Dodd-Frank and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain. While we continue to evaluate all aspects of Dodd-Frank, the CFPB and legislation and regulations promulgated under Dodd-Frank or by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The enforcement of consent orders by certain federal agencies against the largest servicers related to foreclosure practices could impose additional compliance costs on our servicing business.

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

Although we are not a direct party to the above enforcement consent orders, we have become subject to certain aspects of the consent orders to the extent (i) we subservice loans for the servicers that are parties to the enforcement consent orders; (ii) our investors request that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices as required by our servicing agreements. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in damages and/or reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes the premium onto the borrower. Green Tree’s insurance agency acts as an agent for this purpose by placing the insurance coverage with a third-party carrier and for which the agency earns a commission. Our historical practice had been to place the coverage with a third-party carrier which, in turn, reinsured some of the exposure with Walter Investment Reinsurance Co., Ltd., a wholly-owned subsidiary of the Company. This practice ended effective December 31, 2011. Both practices have come under the scrutiny of regulators. As of December 31, 2011, no new regulations have been put into place which would affect these practices; however, we cannot be certain that one or both practices will not be restricted or even prohibited. Should this occur, the revenues from our insurance businesses could be significantly reduced or eliminated.

State Attorneys General foreclosure settlement could have unforeseen effects on our business.

On February, 9, 2012, forty-nine state attorneys general (Oklahoma is excluded) entered into a $25 billion settlement with the five largest mortgage servicers — JP Morgan Chase, CitiGroup, Ally Financial, Wells Fargo

and Bank of America. The settlement will result, amongst other potential outcomes, in payments to certain individuals whose homes have been foreclosed upon and the reduction of principal for certain other mortgagors. The extent to which this settlement may affect our business is not yet clear because the settlement has not yet been made public and is subject to court approval.

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

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business, may increase the cost of compliance and the risks of noncompliance, and may be difficult for us to satisfy in a timely manner.

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

In addition, the U.S. government through the Federal Housing Administration, or FHA, the FDIC, and the U.S. Department of Treasury, or the Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), Home Affordability Modification Program, or HAMP, and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Green Tree and Marix are HAMP approved servicers and would be affected by any changes to HAMP rules. Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. Moreover, state and federal regulators are believed to be considering new regulations relating to lender-placed insurance which could reduce the amount of insurance commission earned by the Green Tree insurance agency, or adversely impact our self insurance of our legacy insurance program. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, changes imposed on our insurance businesses as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, Freddie Mac, or the Government National Mortgage Association, or Ginnie Mae, may adversely affect the value of, and the returns on, such residential mortgage loans, insurance businesses and the potential growth of our business.

Furthermore, if regulators impose new or more restrictive requirements, as has been indicated by, amongst others, the CFPB, we may have difficulty satisfying these requirements in a timely manner and/or incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. Our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; termination of our servicing and sub-servicing agreements; damage to our reputation in the industry; fines, penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition. We are unable to predict whether federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and whether any such changes could adversely affect our cost of doing business and profitability.

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

The implementation of our business strategies may be materially affected by the continuation of current conditions in the mortgage and housing markets, the financial markets, and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, including political unrest in the Middle East and the possibility of credit defaults by several European countries, the availability and cost of credit, the mortgage market and the real estate market, and other factors have contributed to increased volatility and diminished expectations for the economy and markets going forward. The risks associated with our servicing business and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, the aforementioned circumstance may adversely affect the third-party servicing performed by Green Tree and Marix, including our receipt of servicing incentive fee compensation and the timing, amount and reimbursement of servicing advances made by us, and may further adversely affect or prolong our ability to successfully integrate Green Tree or to bring Marix into profitability.

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

A continued deterioration or a delay in any recovery in the residential mortgage market may also reduce the number of new mortgages that we originate, reduce the profitability of residential loans currently serviced by us or adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition or results of operations. In addition, the cost of servicing an increasingly delinquent residential loan portfolio may rise without a corresponding increase in servicing compensation.

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

If we are not able to successfully combine the businesses of the Company and Green Tree within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key Company and Green Tree employees, the disruption of each company’s ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in the integration of our operations and to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

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

As described under “Risks Related to Our Industry’ as a result of the high residential mortgage foreclosure rate in general and reports of improper servicing practices by some mortgage servicers in particular, the mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is more likely to target larger servicing organizations like Green Tree than smaller organizations like the Company was prior to the acquisition. See for example the risk factor related to the State Attorneys General of all fifty states having targeted five of the largest banks in the U.S. for review and reform of their servicing practices. Similarly, in November of 2010 the Federal Trade Commission, or FTC, issued subpoenas to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations; and in January 2012 Green Tree and a number of other banks and mortgage servicers received subpoenas from the New York State Department of Financial Services relating to their lender-placed insurance practices. Previously, the Company would not likely have received such requests for information. We cannot guarantee that any such investigations will not reveal violations of law or regulation that may adversely affect Green Tree’s business. Moreover, as a significantly larger company, the combined business is more likely to be investigated and we cannot assure you that such investigations would not reveal any improprieties in Green Tree’s past or present operations.

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

We have substantial levels of indebtedness. On July 1, 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility, or Revolver. Our obligations under the 2011 Term Loans and Revolver are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of our and the guarantors’ assets. As of December 31, 2011, our total outstanding indebtedness under the 2011 Term Loans was $746.3 million and we had $44.7 million of available borrowings under our Revolver. We also have obligations under a Mortgage Servicing Rights Credit Agreement, a Servicer Advance Reimbursement Agreement and a Receivables Loan Agreement that total $116.6 million at December 31, 2011. Our high level of indebtedness could have important consequences, including:

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

•	exposing us to the risk of increased interest rates as certain of our unhedged obligations are at a variable rate of interest;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control including the risk factors as set forth in this Item 1A. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

The Company has from time to time used various derivative financial instruments to provide a level of protection against interest rate risks. In the future we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. No hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations. Additional risks related to hedging include:

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

Our servicing portfolio is subject to “run-off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the rights to service additional pools of residential loans. We may not be able to acquire servicing rights or enter into additional subservicing agreements on terms favorable to us nor do we control the decision to transfer servicing to us. In determining the purchase price for both servicing rights and subservicing, management makes certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.

Our Investment Management business may be subject to liability arising out of the performance of its duties providing investment management and other related services to an investment fund, and our reputation, business and operations could be adversely affected by regulatory compliance failures related to investment adviser activities.

One of Green Tree’s subsidiaries, Green Tree Investment Management LLC (“GTIM”), jointly manages an investment fund focused on distressed mortgage-related assets. Under the relevant sub-advisory agreement for the fund, GTIM is exempted from liability for any claim, loss or cost arising out of, or in connection with, the performance of its duties, except GTIM is not exculpated from liability arising from losses caused by its gross negligence or willful misconduct or as otherwise provided under applicable federal securities laws. In addition, GTIM may expand its activities in this area and, depending on the terms of any future advisory agreements they may enter into, this liability could be increased. GTIM expects to be a registered investment adviser, on or prior to March 31, 2012, under the federal Investment Advisers Act of 1940 (the “IAA”). A failure by GTIM to comply with the obligations imposed by the IAA on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage.

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

Technology failures or cyber attacks against us or our vendors could damage our business operations and reputation, increase our costs, and result in significant third party liability.

The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition or results of operations.

Any failure of our internal security measures or those of our vendors, or breach of our privacy protections could cause harm to our reputation and subject us to liability.

In the ordinary course of our business, we receive and store certain confidential nonpublic information concerning borrowers including names, addresses, social security numbers and other confidential information. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. Although we have put in place a comprehensive information security program that we monitor and update as needed, if a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations, expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Significant damage to our reputation or the reputation of our clients, could negatively impact our ability to attract or retain clients. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.

While we have obtained insurance to cover us against certain cyber security risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

We have obtained insurance coverage that protects us against losses from unauthorized penetration of company technology systems, employee theft of customer and/or company private information, and company liability for third party vendors who mishandle company information. This insurance includes coverage for third party losses as well as costs incidental to a breach of company systems such as notification, credit monitoring and ID theft resolution services. However, there can be no guarantee that every potential loss due to cyber attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

Legal proceedings and related costs may increase and could adversely affect our financial results.

We are routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. The addition of the Green Tree business, which is significantly larger in scope and size than our historical business, will increase the number of suits against us. The outcome of these proceedings may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of class action lawsuits and regulatory actions by states’ attorneys general and federal regulators. Litigation and other proceedings may require that we pay attorneys’ fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results.

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

We operate in a concentrated and highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. A majority of the loans we service are controlled by relatively few entities, in particular GSEs. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service residential loans may result in lower margins based on our servicing model. Because of the relatively limited number of customers, our failure to meet the expectations of any customer could materially impact our business. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.

Credit facilities (including term loans and revolving facilities), warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements that we may use to finance our investments, may contain restrictions, covenants, and representations and warranties that restrict our operations or may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We may use credit facilities (including term loans and revolving facilities), warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other actions, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. These financing agreements also may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.

Our current and possible future use of securitization financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of our current securitizations generally provide, and those that we may sponsor in the future typically will provide, that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as over-collateralization. Our securitization terms now provide, and we anticipate that future securitization terms will provide, that, if certain delinquencies or losses exceed specified levels based on the analysis by the lenders or the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased, or may be prevented from decreasing as would otherwise be permitted, if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. Given recent volatility in the securitization market, rating agencies may depart from historic practices for securitization financings, which would make such financings more costly. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our securitization financings will increase.

Our existing securitization trusts contain servicer triggers that, if exceeded, could result in a significant reduction in cash flows to us.

Some of our existing securitization trusts contain delinquency and loss triggers that, if exceeded, allocate any excess over-collateralization to paying down the bonds for the securitization at an accelerated pace rather than releasing the excess cash to us. One of our existing securitizations, Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1, exceeded the delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us since January 2008. At December 31, 2011, Trust 2006-1 held mortgage loans with an outstanding principal balance of $168.8 million and a book value of $162.0 million, with collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $161.2 million.

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

The climates of many of the states in which we do business and plan to continue to operate in the future, including Texas, Louisiana, Mississippi, Alabama and Florida, where we have large concentrations of owned residential loans, present increased risks of natural disaster and adverse weather. Natural disasters or adverse weather in these areas have in the past, and may in the future, cause increases in delinquencies and defaults in our mortgage portfolio and weaken demand for homes that we may have to repossess in affected areas, which could adversely affect our results of operations. In addition, the rate of delinquencies may be higher after natural disasters or adverse weather conditions. The occurrence of large loss events due to natural disasters or adverse weather could reduce the insurance coverage available to us, increase the cost of our insurance premiums and weaken the financial condition of our insurers, thereby limiting our ability to mitigate any future losses that may occur from such events. Moreover, severe flooding, wind and water damage, forced evacuations, contamination, gas leaks, fire and environmental and other damage caused by natural disasters or adverse weather could lead to a general economic downturn, including increased prices for oil, gas and energy, loss of jobs, regional disruptions in travel, transportation and tourism and a decline in real-estate related investments, especially in the areas most directly damaged by the disaster or storm.

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

Insurance on residential loan collateral may not cover all losses.

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

The stock market has over the past several years experienced extreme price and volume fluctuations that have affected the market price of the shares of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock or cause the market price for our common stock to fluctuate significantly in response to factors beyond our control and unrelated to our business. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock. For example, during the period from December 31, 2010 to December 31, 2011, our stock ranged between a high of $27.91 and a low of $14.78 per share.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination’ provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and special stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

We no longer qualify for taxation as a REIT for United States federal income tax purposes, and there can be no assurance that the IRS will not challenge our previous REIT status.

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

We may have liability for losses resulting from Walter Energy’s failure to properly construct homes on which we held and/or serviced mortgages.

In connection with the spin-off of our business from Walter Energy, we entered into a Joint Litigation Agreement with Walter Energy pursuant to which each party agreed to be responsible for any claims or litigation arising out of our respective historical businesses; i.e., Walter Energy remained responsible for claims related to homebuilding and we agreed to be responsible for claims related to mortgage servicing and insurance. From time to time, owners of homes constructed by Walter Energy subsidiaries refuse to make payments on their mortgages based on claims that their homes were improperly constructed. To the extent this results in a loss, it is our position that, pursuant to the Joint Litigation Agreement, Walter Energy is responsible for such loss. In light of the current economic conditions in the U.S., homeowners in increasing numbers are seeking to avoid paying their mortgages and may make claims of faulty construction in order to avoid such payments. To the extent that Walter Energy is unwilling to pay these claims, we may be forced to pursue these claims against Walter Energy under the Joint Litigation Agreement. Should we be unsuccessful in our pursuit of such claims, or should Walter Energy be unable to pay the claims, the losses would be our responsibility; and should the number of such claims increase materially in number, there could be a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal administrative offices are located in Tampa, Florida and Saint Paul, Minnesota. Our centralized servicing operations are located in leased office spaces in Phoenix, Arizona; Tempe, Arizona; Saint Paul, Minnesota; Rapid City, South Dakota; and Fort Worth, Texas. In addition, our field servicing and regional operations lease 90 smaller offices located throughout the U.S.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operation.

Notwithstanding the above:

•

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

•

WMC is a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty and bad faith, promissory estoppel and unjust enrichment. The plaintiffs are seeking actual and exemplary damages, the amount of which have not been specified, but if proven could be material. The allegations arise from a claim that we breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. After the completion of all discovery, we continue to believe the case to be without merit and are vigorously pursuing the defense of the claim.

•

In November 2010, the Federal Trade Commission, or FTC, issued a Civil Investigation Demand, or CID, to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. In November 2011, Green Tree received a Supplementary Discovery Request from the FTC seeking additional information. The Company has, and will continue to cooperate with the FTC and does not believe that it has violated in any material respect any laws or regulations.

•

In January 2012, the New York State Department of Financial Services issued subpoenas to an unknown number of mortgage servicers and banks, including Green Tree, requesting information concerning lender-placed insurance practices. The Company is complying with the request for information and does not believe that it has violated in any material respect any laws or regulations.

•

As various federal and state regulators continue to investigate perceived causes of the financial crisis, we expect that we may receive general requests from other agencies similar to those received from the FTC and the New York State Department of Financial Services. We would intend to cooperate in any such investigation.

•

As discussed in Notes 20 and 24 in the Notes to Consolidated Financial Statements, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “WAC.” As of March 2, 2012, there were 27,875,158 shares of common stock outstanding and 161 record holders.

The following table sets forth the high and low closing sales prices for our common stock and the cash dividends declared on each share of our common stock for the periods indicated:

	Stock Prices		Cash Dividends Declared Per Share
	High	Low
2011
First Quarter ended March 31	$20.22	$14.78	$—
Second Quarter ended June 30	22.22	15.87	—
Third Quarter ended September 30	27.91	18.50	0.02
Fourth Quarter ended December 31	26.97	20.08	—

2010
First Quarter ended March 31	$16.81	$13.56	$—
Second Quarter ended June 30	18.99	15.00	0.50
Third Quarter ended September 30	18.00	15.58	0.50
Fourth Quarter ended December 31	18.44	16.51	1.00

Notice of capital gains paid to stockholders:

A portion of the dividends paid during (or attributed to) calendar years 2011 and 2010 are properly treated as capital gains as set forth below:

Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Total Distribution Per Share	Ordinary Income	Long-Term Capital Gain
2011
9/12/2011	9/20/2011	9/22/2011	11/15/2011	$0.22	$0.152	$0.072
2010
4/30/2010	5/12/2010	5/14/2010	5/28/2010	0.50	0.457	0.043
8/3/2010	8/11/2010	8/13/2010	8/27/2010	0.50	0.457	0.043
11/2/2010	11/9/2010	11/12/2010	11/24/2010	0.50	0.457	0.043
12/10/2010	12/21/2010	12/23/2010	1/14/2011	0.50	0.457	0.043

Upon the consummation of the Green Tree acquisition, the Company no longer qualified as a REIT. Consequently, effective January 1, 2011, we are no longer required to distribute a minimum of 90% of our taxable income each year in order to maintain our REIT status. Going forward, while we may pay nominal dividends each year, any future dividend distributions will be made at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as any contractual restrictions which we are now, or may in the future be subject to, including certain covenants in our credit agreements that limit our ability to pay dividends. See Note 21 in the Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Walter Investment and its predecessors. As a result of the Merger with Hanover on April 17, 2009, which for accounting purposes was treated as a reverse acquisition, the historical operations of Walter Investment Management LLC, or WIM, have been presented as the historical financial statements of Walter Investment.

We derived the summary historical consolidated financial information as of and for the years ended December 31 for the years indicated from Walter Investment and its predecessors’ audited consolidated financial statements. Our business has changed substantially during the past five years. As a result of the spin-off from Walter Energy, the merger with Hanover, qualifying as a REIT and beginning to operate our business as an independent, publicly traded company in 2009; the acquisition of Marix in 2010; and the acquisition of Green Tree and no longer qualifying as a REIT in 2011, our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period.

	2011(1)	2010	2009(2)	2008(3)	2007
	(in thousands except share and per share data)
Revenues	$402,474	$180,494	$188,342	$200,716	$210,639
Expenses	409,746	146,830	150,724	195,180	171,846
Other gains (losses)	1,139	4,681	—	—	—

Income (loss) before income taxes	(6,133)	38,345	37,618	5,536	38,793
Income tax expense (benefit)	63,162	1,277	(76,161)	3,099	14,530

Net income (loss)	$(69,295)	$37,068	$113,779	$2,437	$24,263

Basic earnings (loss) per common and common equivalent share(4)	$(2.51)	$1.38	$5.26	$0.12	$1.22
Diluted earnings (loss) per common and common equivalent share(4)	(2.51)	1.38	5.25	0.12	1.22
Total dividends declared per common and common equivalent share	0.22	2.00	1.50	—	—
Total assets	$4,093,587	$1,895,490	$1,887,674	$1,898,841	$1,977,358
Residential loans	2,264,578	1,621,485	1,644,346	1,771,675	1,829,607
Long-term obligations:
Debt	742,626	—	—	—	—
Mortgage-backed debt	2,224,754	1,281,555	1,267,454	1,372,821	1,706,218

Total long-term obligations	2,967,380	1,281,555	1,267,454	1,372,821	1,706,218
Total equity	530,634	555,488	568,184	411,477	136,401

(1)

During the year ended December 31, 2011, the Company recorded $12.9 million of Green Tree transaction-related costs and a $65.3 million tax provision and deferred tax liability as a result of the loss of our REIT status and being taxed as a C corporation. The loss of our REIT status was the direct result of the acquisition of Green Tree and is retroactive to January 1, 2011.

(2)

During the year ended December 31, 2009, the Company recorded $2.1 million of spin-off and Merger-related charges, as well as a $77.1 million tax benefit largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer applicable as a result of the Company’s REIT qualification during the period.

(3)

During the year ended December 31, 2008, the Company recorded a $17.0 million interest rate hedge ineffectiveness charge, a $12.3 million goodwill impairment charge and a $3.9 million provision for estimated hurricane insurance losses.

(4)

In accordance with the applicable accounting standards on earnings per share, the basic and diluted earnings per share amounts have been adjusted for the years ended December 31, 2011, 2010 and 2009 to include outstanding dividend participating restricted stock and restricted stock units considered to be participating securities in the basic and diluted weighted-average shares outstanding calculations. The basic and diluted earnings per share amounts for the years ended December 31, 2008 and 2007 were not adjusted retrospectively as these amounts reflect the shares issued on April 17, 2009, the date of the spin-off from Walter Energy.

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

The Company

We are a fee-based business services provider to the residential mortgage industry. We are a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets located in the United States, or U.S. We are also a mortgage portfolio owner and operate an insurance agency serving residential loan customers.

Executive Summary

On July 1, 2011, we acquired Green Tree, a high-touch third-party servicer of credit-sensitive consumer loans, which significantly impacted our Company. As a result of acquiring Green Tree:

•	The number of accounts we service increased from approximately 40,000 one year ago to over 1 million at December 31, 2011.

•	The unpaid principal balance of accounts we service for third parties, as well as those on our balance sheet, increased from $3.2 billion one year ago to more than $86.0 billion at year end 2011.

•	Our footprint across the U.S. increased from 70 offices in 16 states to 97 offices in 27 states.

•	The number of full-time equivalent employees increased from approximately 350 to over 2,600.

•	Our total assets more than doubled, increasing by $2.2 billion to over $4.0 billion.

Prior to the acquisition of Green Tree, we operated as a REIT; however, as a result of the acquisition, we no longer qualify as a REIT and, effective January 1, 2011, we are now taxed as a C corporation at the federal corporate rates.

For the year ended December 31, 2011, we reported a net loss of $69.3 million or $2.51 per diluted share. Our net loss was driven primarily by two key items: (1) income tax expense of $63.2 million or $2.29 per diluted share as a result of our change from being a REIT to being taxed as a C corporation, and (2) recognition of transaction and integration-related costs associated with the Green Tree acquisition totaling $19.2 million or $0.70 per diluted share.

We recognized after tax core earnings of $67.0 million or $2.43 per diluted share for the year ended December 31, 2011. Core earnings when compared to our net loss reflect the following key adjustments: (1) depreciation and amortization expense of $42.3 million related to the increase in basis recognized on assets acquired with Green Tree, (2) transaction and integration-related costs of $19.2 million, and (3) the net impact of $6.9 million for the VIEs consolidated as a result of the Green Tree acquisition, which are accounted for at fair value. For a reconciliation of our consolidated loss before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings, refer to the Business Segment Results section.

Pro Forma Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, was $123.5 million for the year ended December 31, 2011, which when compared to our consolidated loss before income taxes reflects the adjustments noted above for core earnings as well as: (1) total depreciation and amortization expense of $53.1 million, which includes amortization of $42.3 million noted as a core earnings adjustment, (2) interest expense of $42.3 million on our corporate debt, and (3) pro forma synergies of $16.8 million. For a reconciliation of our consolidated loss before income taxes under GAAP to our Pro Forma Adjusted EBIDTA, refer to Liquidity and Capital Management.

We generated $108.8 million in cash flow from operating activities during the year ended December 31, 2011 and finished the year with $32.7 million in cash and cash equivalents and $44.7 million in funds available under our senior secured revolving credit facility.

We now manage our Company in four primary business segments: Servicing; Asset Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported with other corporate items. On the date of acquisition of Green Tree, our Servicing segment added 769,000 accounts and $38.0 billion in unpaid principal balances to our servicing portfolio. Additionally, our Servicing segment added new business of 259,000 accounts and $48.3 billion in unpaid principal balances to our servicing portfolio and recognized $31.3 million in incentive and performance fees, excluding fees associated with our ARM business segment, in addition to $126.6 million in servicing fees during 2011. Substantially all of the new accounts added to the servicing portfolio is new business added by Green Tree. Although delinquent accounts for our third-party investor portfolio have increased since our acquisition of Green Tree, this is due to the addition of new business. Delinquent accounts for Green Tree’s legacy portfolio, which consists of manufactured housing loans, have remained stable when compared to Green Tree’s pre-acquisition delinquency measures.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery income was $14.3 million since our acquisition of Green Tree through year end 2011.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agencies for a commission to third parties as well as to our Loans and Residuals segment. Net written premiums were $85.9 million for 2011, of which 89% reflected premiums written by Green Tree since the date of acquisition. Total third-party insurance revenue was $41.7 million for the year ended December 31, 2011 with lender-placed and voluntary net written premiums for 2011 of $45.1 million and $40.8 million, respectively. The number of outstanding policies at December 31, 2011 was 207,000 accounts, of which 94% were written by Green Tree.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned. Our net interest margin was 4.55% for the year ended December 31, 2011, down 57 basis points from 2010 due to the monetization of assets in order to fund the acquisition of Green Tree. Total delinquent loans have increased to 5.73% at December 31, 2011 from 4.68% at December 31, 2010; however, the number of real estate owned properties has declined to 867 units at December 31, 2011, down 174 units from one year ago.

Acquisitions and Other Business Combinations

Acquisition of Green Tree

On July 1, 2011, we acquired 100% of the outstanding membership interests of Green Tree, or the Acquisition. Green Tree, based in St. Paul, Minnesota, is a fee-based, business services company providing high-touch, third-party servicing of credit-sensitive loans. The purchase price of the Acquisition consisted of cash of approximately $1.0 billion and issuance of common stock with a fair value of $40.2 million. The cash portion of the purchase price was funded by monetizing certain existing assets and by the issuance of corporate debt totaling $765 million. The Acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. Net assets with an estimated fair value of $1.1 billion were acquired by us, which included the recognition of estimates of goodwill of $470.3 million and identifiable intangible assets of $150.1 million. The estimated fair values of the assets acquired and liabilities assumed from the Acquisition are presented in Note 4 in the Notes to Consolidated Financial Statements.

Pursuant to the accounting guidance for VIEs, we were required to consolidate, at the acquisition date, ten securitization trusts for which Green Tree performs the servicing. We do not currently own any residual interests in these trusts, and thus, we refer to these trusts as the Non-Residual Trusts. We have elected to account for certain of the assets acquired and liabilities assumed of the Non-Residual Trusts, which consist of residential loans, certain receivables and the mortgage-backed debt, at fair value. We own the residual interests in VIEs that were previously consolidated by us prior to the acquisition of Green Tree. We refer to these trusts as the Residual Trusts.

Acquisition of Marix

On November 1, 2010, we acquired 100% of the outstanding membership interests of Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. During 2011, no earn-out payments were earned or paid as the servicing revenue targets specified in the purchase agreement were not met in any of the four quarters in 2011. In addition, management estimates that the revenue targets for the remaining two years of the earn-out period will not be met. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information.

Spin-off from Walter Energy and Merger with Hanover

In September 2008, Walter Energy, Inc., or Walter Energy, outlined plans to separate its financing business from its core natural resources business through a spin-off to stockholders. On February 3, 2009, Walter Investment Management LLC, or WIM, was formed as a wholly-owned subsidiary of Walter Energy and on April 17, 2009, WIM was separated from Walter Energy. Immediately prior to the spin-off, substantially all of the assets and liabilities related to Walter Energy’s financing business were contributed by Walter Energy, through a series of transactions to WIM in return for all of WIM’s membership units. Immediately following the spin-off, WIM was merged with Hanover Capital Mortgage Holdings, Inc., or Hanover, or the Merger. The merged business, together with its consolidated subsidiaries, was renamed Walter Investment Management Corp. The Merger constituted a reverse acquisition for accounting purposes, and as such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of the Company. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information.

Results of Operations — Comparison of Consolidated Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

We recognized a net loss of $69.3 million for the year ended December 31, 2011 and net income of $37.1 million and $113.8 million for the years ended December 31, 2010 and 2009, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues
Servicing revenue and fees	$186,177	$2,267	$—	$183,910	$2,267
Interest income on loans	164,794	166,188	175,372	(1,394)	(9,184)
Insurance revenue	41,651	9,163	10,041	32,488	(878)
Other revenues	9,852	2,876	2,929	6,976	(53)

Total revenues	402,474	180,494	188,342	221,980	(7,848)

Expenses
Interest expense	136,246	81,729	88,647	54,517	(6,918)
Salaries and benefits	117,736	27,495	20,568	90,241	6,927
Depreciation and amortization	53,078	383	436	52,695	(53)
General and administrative	78,597	21,289	21,408	57,308	(119)
Provision for loan losses	6,016	6,526	9,441	(510)	(2,915)
Other expenses, net	18,073	9,408	10,224	8,665	(816)

Total expenses	409,746	146,830	150,724	262,916	(3,894)

Other gains (losses)
Net fair value losses	(1,052)	—	—	(1,052)	—
Other	2,191	4,681	—	(2,490)	4,681

Total other gains (losses)	1,139	4,681	—	(3,542)	4,681
Income (loss) before income taxes	(6,133)	38,345	37,618	(44,478)	727
Income tax expense (benefit)	63,162	1,277	(76,161)	61,885	77,438

Net income (loss)	$(69,295)	$37,068	$113,779	$(106,363)	$(76,711)

Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties by our Green Tree and Marix subsidiaries. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans in the consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation.

A summary of servicing revenue and fees is provided below (in thousands):

	For the Years Ended December 31,
	2011	2010
Servicing fees	$126,610	$582
Incentive and performance fees	45,596	1,055
Ancillary and other fees	13,971	630

Servicing revenue and fees	$186,177	$2,267

Included in incentive and performance fees for the year ended December 31, 2011, are incentive fees Green Tree received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Provided below is a summary of the activity in our third-party servicing portfolio, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Year Ended December 31,
	2011
	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized(1)	Total
Unpaid principal balance of accounts serviced for third parties
Beginning balance	$—	$—	$1,348,329	$1,348,329
Acquisition of Green Tree	20,141,602	17,860,799	—	38,002,401
New business added	—	—	48,300,086	48,300,086
Payoffs, sales and curtailments	(1,424,043)	(1,558,493)	(1,384,120)	(4,366,656)

Ending balance	$18,717,559	$16,302,306	$48,264,295	$83,284,160

	December 31, 2011
Ending number of accounts serviced for third parties	402,067	318,363	259,100	979,530

(1)	The beginning balance of sub-servicing rights not capitalized of $1.3 billion consists of accounts acquired through the acquisition of Marix.

Substantially all of the new business noted in the table above was added by Green Tree since its acquisition on July 1, 2011. For further information regarding servicing revenue and our servicing portfolio, refer to the Business Segment Results section.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered residential loans, which are accounted for at amortized cost. For the year ended December 31, 2011, interest income decreased $1.4 million as compared to 2010 due to the run-off of the portfolio offset in part by a higher average yield on residential loans acquired at the end of 2010 and during the first half of 2011. Interest income decreased $9.2 million for the year ended December 31, 2010 as compared to 2009 due to the run-off of the portfolio. In addition, there was a lower level of voluntary prepayments in 2010 as compared to 2009, which resulted in less discount accretion recognized in 2010 as compared to 2009. Provided below is a summary of the average balances of residential loans at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Residential loans at amortized cost
Interest income	$164,794	$166,188	$175,372	$(1,394)	$(9,184)
Average balance	1,621,540	1,649,700	1,726,326	(28,160)	(76,626)
Average yield	10.16%	10.07%	10.16%	0.09%	-0.09%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $32.5 million for the year ended December 31, 2011 as compared to 2010 due to the acquisition of Green Tree. Insurance revenue decreased slightly for the year ended December 31, 2010 as compared to 2009 due to lower earned premiums. For further information on insurance revenue, refer to Business Segment Results.

Other Revenues

Other revenues increased $7.0 million for the year ended December 31, 2011 as compared to 2010 due to management fee income and accretion of certain acquisition-related fair value adjustments recognized by Green Tree. Other revenues for the year ended December 31, 2010 were flat as compared to 2009.

Interest Expense

We incur interest expense on our corporate debt, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. For the year ended December 31, 2011, interest expense increased $54.5 million as compared to 2010 due largely to the issuance of $765 million in corporate debt and $223.1 million in mortgage-backed debt used to fund the acquisition of Green Tree. Interest expense on mortgage-backed debt declined for the year ended December 31, 2010 as compared to 2009 due primarily to extinguishments of higher cost debt and repayments resulting in a lower average balance of mortgage-backed debt outstanding. This decline in balances was offset by a new securitization in late 2010. Provided below is a summary of the average balances of our corporate debt, the mortgage-backed debt of the Residual Trusts, and the servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Debt
Interest expense	$42,260	$—	$—	$42,260	$—
Average balance	386,290	—	—	386,290	—
Average rate	10.94%	—	—	10.94%	—
Mortgage-backed debt at amortized cost
Interest expense	$91,075	$81,729	$88,647	$9,346	$(6,918)
Average balance	1,347,532	1,274,505	1,320,138	73,027	(45,633)
Average rate	6.76%	6.41%	6.71%	0.35%	-0.30%
Servicing advance liabilities
Interest expense	$2,911	$—	$—	$2,911	$—
Average balance	55,287	—	—	55,287	—
Average rate	5.27%	—	—	5.27%	—

Salaries and Benefits

As a result of the acquisition of Green Tree, the number of full-time-equivalent employees increased by approximately 2,000 employees largely causing the increase in salaries and benefits expense of $90.2 million for the year ended December 31, 2011 as compared to 2010. The increase in salaries and benefits during the year ended December 31, 2010 as compared to 2009 was due to the addition of employees to support the growth initiatives of the Company, additional share-based compensation expense, as well as severance costs incurred in 2010.

Depreciation and Amortization

Depreciation and amortization expense consists of amortization of capitalized servicing rights and intangible assets other than goodwill, as well as depreciation and amortization recognized on premises and equipment, which includes amortization of internally-developed software acquired as part of the acquisition of Green Tree. A summary of depreciation and amortization expense is provided below (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Depreciation and amortization of:
Servicing rights	$28,623	$—	$—
Intangible assets	12,585	—	—
Premises and equipment	11,870	383	436

Total depreciation and amortization	$53,078	$383	$436

General and Administrative

General and administrative expenses increased $57.3 million during the year ended December 31, 2011 as compared to 2010. The increase was due to the recognition of transaction-related expenses of $12.9 million as well as general and administrative expenses of $40.7 million associated with Green Tree. General and administrative expenses remained flat for the year ended December 31, 2010 as compared to 2009.

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased $0.5 million for the year ended December 31, 2011 as compared to 2010, due to a lower number of foreclosures, particularly during the first six months of the current year. The favorable trend in the number of foreclosures has reduced the level required for the allowance for loan losses. The provision for loan losses decreased $2.9 million for the year ended December 31, 2010 as compared to 2009 due to a reduced frequency of foreclosures offset by a modest increase in loss severities. Additionally, as the amount of residential loans decreases and the loans season, credit exposure is reduced, resulting in a decreasing provision.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net and claims expenses. Other expenses, net increased $8.7 million for the year ended December 31, 2011 as compared to 2010 primarily due to higher charges for the decline in the fair value of real estate owned of $4.0 million and higher claims expense of $3.1 million due primarily to severe wind storm damage claims. Other expenses remained flat for the year ended December 31, 2010 as compared to 2009 reflecting an increase in real estate owned expenses, net offset by a decrease in claims expense as a result of fewer policies and better claims experience.

Other Gains (Losses)

We recognized other gains of $1.1 million for the year ended December 31, 2011, which included a gain of $2.1 million from the reversal of the estimated contingent earn-out liability for Marix. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information. Other gains recognized in 2011 also included a gain of $0.1 million on the extinguishment of mortgage-backed debt. These gains were offset by net fair value losses recognized on assets and liabilities accounted for at fair value of $1.1 million, which included a net loss of $0.9 million on the assets and liabilities of the Non-Residual Trusts. Expected accretion, offset by net fair value gains resulting from a decline in the forward London Interbank Offered Rate, or LIBOR, impacted the net fair values of the assets and liabilities of the Non-Residual Trusts. For the year ended December 31, 2010, we recognized a gain of $4.3 million on the extinguishment of $40.5 million in mortgage-backed debt and a gain of $0.4 million on the bargain purchase of Marix.

Income Tax Expense

Income tax expense increased $61.9 million for the year ended December 31, 2011 as compared to 2010. As a result of the acquisition of Green Tree, we no longer qualify as a REIT retroactive to January 1, 2011. The increase in income tax expense is due to the recognition of $65.3 million in provision for current and deferred income taxes as a result of no longer qualifying for REIT status and being taxed as a C corporation. The change in income tax expense for the year ended December 31, 2010 as compared to 2009 was due to the impact of our qualification as a REIT in 2009 in conjunction with the spin-off from Walter Energy and Merger with Hanover.

Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2011 to December 31, 2010

The acquisition of Green Tree had a significant impact on our consolidated balance sheet. At December 31, 2011, total assets were $4.1 billion, which was an increase of $2.2 billion from the end of the prior fiscal year. Provided below is a summary of the consolidated balance sheet at December 31, 2011 as compared to December 31, 2010 (in thousands), a brief description of some of the items included in the consolidated balance sheet, and a summary of the significant variances in our assets, liabilities and stockholders’ equity at December 31, 2011 as compared to December 31, 2010. Unless otherwise stated, significant variances are the result of the acquisition of Green Tree.

	December 31, 2011	December 31, 2010	Increase (Decrease)
Assets
Cash and cash equivalents	$32,652	$114,352	$(81,700)
Restricted cash and cash equivalents	332,428	52,289	280,139
Residential loans, net (includes $672,714 and $0 at fair value)	2,264,578	1,621,485	643,093
Receivables, net (includes $81,782 and $0 at fair value)	228,128	3,426	224,702
Servicing rights, net	250,329	—	250,329
Goodwill	470,291	—	470,291
Intangible assets, net	137,482	—	137,482
Premises and equipment, net	130,410	2,286	128,124
Other assets	247,289	101,652	145,637

Total assets	$4,093,587	$1,895,490	$2,198,097

Liabilities and stockholders' equity
Servicing advance liabilities	107,039	3,254	103,785
Debt	742,626	—	742,626
Mortgage-backed debt (includes $811,245 and $0 at fair value)	2,224,754	1,281,555	943,199
Other liabilities (includes $21,515 and $0 at fair value)	488,534	55,193	433,341
Stockholders' equity	530,634	555,488	(24,854)

Total liabilities and stockholders' equity	$4,093,587	$1,895,490	$2,198,097

Cash and Cash Equivalents

Cash and cash equivalents decreased $81.7 million from the prior year end primarily due to the use of cash and cash equivalents to acquire Green Tree.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist largely of cash collected as a result of our servicing activities that are owed to third parties. Restricted cash and cash equivalents also include $45.0 million being held in escrow pending release to the sellers of Green Tree. An offsetting liability for this amount is included in other liabilities.

Residential Loans, Net

Residential loans, net consists of residential loans held by the Residual Trusts and unencumbered loans, both of which are accounted for at amortized cost, and residential loans held by the Non-Residual Trusts, which are accounted for at fair value. Provided below is a summary of the residential loan portfolio (in thousands):

	December 31, 2011	December 31, 2010	Increase (Decrease)
Carried at amortized cost
Unpaid principal balance	$1,776,063	$1,803,758	$(27,695)
Unamortized premiums (discounts) and other cost basis adjustments, net(1)	(170,375)	(166,366)	(4,009)
Allowance for loan losses	(13,824)	(15,907)	2,083

Residential loans at amortized cost	1,591,864	1,621,485	(29,621)
Carried at fair value
Unpaid principal balance	907,207	—	907,207
Fair value adjustment	(234,493)	—	(234,493)

Residential loans at fair value	672,714	—	672,714

Total residential loans, net	$2,264,578	$1,621,485	$643,093

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $15.3 million and $16.0 million in accrued interest receivable at December 31, 2011 and December 31, 2010, respectively.

During the year ended December 31, 2011, we purchased residential loans carried at amortized cost with an unpaid principal balance of $64.6 million. This increase was offset by principal pay-downs for the year on residential loans carried at amortized cost of $96.1 million.

Receivables, Net

Receivables, net consists primarily of insurance premium receivables, receivables related to the Non-Residual Trusts, and servicing fee receivables. The receivables related to the Non-Residual Trusts are carried at fair value and represent the fair value of expected draws under letters of credit, or LOCs, functioning as credit enhancements to certain of the consolidated Non-Residual Trusts.

Servicing Rights, Net

At July 1, 2011, we recognized the fair value of Green Tree’s rights to service and sub-service loans with an unpaid principal balance of $38.0 billion. The estimated fair value of these servicing rights at acquisition was $279.0 million and is being accounted for at amortized cost. Since the date of acquisition, we have recognized $28.6 million in amortization expense for these capitalized servicing rights. We evaluated our servicing rights for impairment and determined that these capitalized rights were not impaired at December 31, 2011.

Goodwill

As a result of the acquisition of Green Tree, we recognized estimated goodwill of $470.3 million, reflecting the expected future cash flows and growth projected from the Acquisition. We also expect to achieve synergies due to overlapping staff and administrative functions, and duplicate servicing platforms. In addition, we expect to avoid certain other future planned expenditures from cross deployment of proprietary technology. We completed our goodwill impairment test effective October 1, 2011 and determined that the carrying amount of goodwill was not impaired.

Intangible Assets, Net

As a result of the acquisition of Green Tree, we recognized estimated identifiable intangible assets of $150.1 million consisting of customer and institutional relationships and contract-based intangibles. The customer and institutional relationship intangibles are being amortized using an economic consumption method and a straight-line method, respectively, over the related expected useful lives. Since the date of acquisition, we have recognized $12.6 million in amortization expense for these intangible assets.

Premises and Equipment, Net

Premises and equipment, net increased $128.1 million from the prior year end due to the acquisition of $132.8 million in premises and equipment of Green Tree. These assets included internally-developed software with an estimated fair value at acquisition of $123.1 million, which is being amortized over an estimated life of seven years. For 2011, we recognized $11.9 million in depreciation and amortization expense on our premises and equipment.

Other Assets

Other assets consist primarily of servicer and protective advances, deferred tax asset, real estate owned, and deferred debt issuance costs. Other assets increased $145.6 million from the prior year end due primarily to servicer and protective advances of Green Tree, which were $122.1 million at December 31, 2011, and to deferred debt issuance costs incurred of $27.5 million that are being amortized over the life of the long-term debt issued to fund the Acquisition. For 2011, we recognized $3.1 million in amortization of these deferred debt issuance costs.

Servicing Advance Liabilities

These liabilities consist of funds owed to third parties under a Servicer Advance Reimbursement Agreement and a Receivables Loan Agreement, which are more fully described in Liquidity and Capital Management.

Debt

At July 1, 2011, we issued $765 million in corporate debt in order to partially fund the acquisition of Green Tree and obtained a Revolver. We had no cash borrowings outstanding under the Revolver at December 31, 2011. Corporate debt also includes collateralized borrowings totaling $9.6 million at December 31, 2011, which consist of borrowings by Green Tree under a Mortgage Servicing Rights Credit Facility. The debt agreements are more fully described in Liquidity and Capital Management.

Mortgage-Backed Debt

Mortgage-backed debt consists of debt issued by the Residual Trusts which is accounted for at amortized cost and the Non-Residual Trusts which is accounted for at fair value. The mortgage-backed debt of the Non-Residual Trusts was recognized on our consolidated balance sheet as a result of the acquisition of Green Tree. Provided below is a summary of the mortgage-backed debt (in thousands):

	December 31, 2011	December 31, 2010	Increase (Decrease)
Carried at amortized cost
Unpaid principal balance	$1,415,093	$1,282,354	$132,739
Discount	(1,584)	(799)	(785)

Mortgage-backed debt at amortized cost	1,413,509	1,281,555	131,954
Carried at fair value
Unpaid principal balance	920,761	—	920,761
Fair value adjustment	(109,516)	—	(109,516)

Mortgage-backed debt at fair value	811,245	—	811,245

Total mortgage-backed debt	$2,224,754	$1,281,555	$943,199

Mortgage-backed debt carried at amortized cost increased $132.0 million from the prior year end as a result of mortgage-backed debt we issued in order to partially fund the Acquisition. During 2011, we issued $102.0 million in mortgage-backed debt through WIMC Capital Trust 2011-1, or Trust 2011-1, sold $85.1 million of the Class B secured notes of Mid-State Capital Trust 2010-1, or Trust 2010-1, and reissued $36.0 million in various mortgage-backed debt that we previously had extinguished.

Other Liabilities

Other liabilities consist of payables and accrued liabilities, dividends payable, servicer payables and deferred tax liability. Other liabilities increased $433.3 million from the prior year end due primarily to Green Tree’s servicer payables of $213.7 million and payables to insurance carriers of $49.2 million at December 31, 2011. The increase in other liabilities is also due to escrow funds payable of $45.0 million to the sellers of Green Tree and to the recognition of a net deferred tax liability at July 1, 2011 resulting from the loss of our REIT status.

Stockholders’ Equity

Stockholders’ equity decreased $24.9 million from the prior year end due primarily to our net loss offset by the issuance of $40.2 million in equity to partly fund the acquisition of Green Tree.

Business Segment Results

As a result of the acquisition of Green Tree on July 1, 2011, we now manage our Company in four primary business segments: Servicing; ARM; Insurance; and Loans and Residuals. During the fourth quarter of 2011, in conjunction with the preparation of our annual business plan and due to our acquisition of Green Tree, the Company evaluated how our chief operating decision maker reviews financial information for purposes of making resource allocation decisions. As a result of this evaluation, the Company modified the Servicing segment by separating the ARM business into an operating segment apart from the Servicing segment. The Company also made a change to the composition of indirect costs allocated to the business segments. These changes have been reflected in the segment reporting consistently for all periods presented.

We measure the performance of our business segments through the following measures: income (loss) before income taxes, core earnings before income taxes and Pro Forma Adjusted EBITDA. In calculating income (loss) before income taxes, we allocate indirect expenses to our business segments and include those expenses in other expenses, net. We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 23 in the Notes to Consolidated Financial Statements.

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with Green Tree, non-cash expenses including share-based compensation and interest, certain transaction charges to acquire Green Tree and combine our companies, and the net impact of the consolidated Non-Residual Trusts. For a description Pro Forma Adjusted EBITDA, refer to the Liquidity and Capital Management section.

Provided below is a discussion of our financial results for our four primary business segments.

Servicing

Prior to the acquisition of both Green Tree and Marix, our Servicing business consisted of servicing performed solely for the residential loans held by our Loans and Residuals business segment. Associated intercompany servicing revenue has been eliminated in consolidation. In November 2010, we acquired Marix and began servicing residential loans for third parties. In July 2011, we acquired Green Tree and significantly increased our third-party servicing.

As the nature of our Servicing business has changed significantly over the past three years, the financial results may not be comparable across years. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Servicing revenue and fees
Third parties	$171,902	$2,267	$—	$169,635	$2,267
Intercompany	25,363	19,971	12,053	5,392	7,918

Total servicing revenue and fees	197,265	22,238	12,053	175,027	10,185
Other income	2,951	280	286	2,671	(6)

Total revenues	200,216	22,518	12,339	177,698	10,179
Interest expense	3,096	—	—	3,096	—
Depreciation and amortization	46,255	298	283	45,957	15
Other expenses, net	131,724	31,289	18,958	100,435	12,331

Total expenses	181,075	31,587	19,241	149,488	12,346
Net fair value losses	(607)	—	—	(607)	—

Income (loss) before income taxes	18,534	(9,069)	(6,902)	27,603	(2,167)
Core Earnings
Step-up depreciation and amortization	36,333	—	—	36,333	—
Share-based compensation expense	3,238	2,046	395	1,192	1,651
Non-cash interest expense	607	—	—	607	—

Total adjustments	40,178	2,046	395	38,132	1,651

Core earnings (loss) before income taxes	58,712	(7,023)	(6,507)	65,735	(516)
Pro Forma Adjusted EBITDA
Depreciation and amortization	9,922	298	283	9,624	15
Pro forma synergies	8,862	—	—	8,862	—
Interest expense on debt	185	—	—	185	—
Non-cash interest income	(2,339)	—	—	(2,339)	—
Other	797	362	(135)	435	497

Total adjustments	17,427	660	148	16,767	512

Pro Forma Adjusted EBITDA	$76,139	$(6,363)	$(6,359)	$82,502	$(4)

Provided below is a summary of the unpaid principal balance of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Servicing portfolio composition
Third parties
First lien mortgages	$60,267,669	$1,342,111	$—	$58,925,550	$1,342,111
Second lien mortgages	11,857,226	6,218	—	11,851,008	6,218
Manufactured housing	11,130,515	—	—	11,130,515	—
Other	28,750	—	—	28,750	—

Total third parties	83,284,160	1,348,329	—	81,935,831	1,348,329
On-balance sheet residential loans and real estate owned	2,749,894	1,882,675	1,898,028	867,219	(15,353)

Total servicing portfolio	$86,034,054	$3,231,004	$1,898,028	$82,803,050	$1,332,976

Third-Party Servicing Portfolio

Since our acquisition of Green Tree on July 1, 2011, we have acquired a significant amount of new servicing business. During the year ended December 31, 2011, we added 259,000 accounts with an unpaid principal balance of $48.3 billion, most of which was added by Green Tree, bringing our total servicing portfolio for third parties to $83.3 billion. Provided below is a roll-forward of the number of accounts and unpaid principal balance of our servicing portfolio for third parties for 2011 (dollars in thousands):

	For the Year Ended December 31, 2011
	Number of Accounts	Unpaid Principal Balance
Beginning balance	5,539	$1,348,329
Acquisition of Green Tree	769,108	38,002,401
New business added	258,932	48,300,086
Payoffs, sales and curtailments	(54,049)	(4,366,656)

Ending balance	979,530	$83,284,160

Total Servicing Portfolio

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due(1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	341,514	$60,267,669	0.21%	11.63%
Second lien mortgages	274,912	11,857,226	0.44%	4.63%
Manufactured housing	360,528	11,130,515	1.08%	4.36%
Other	2,576	28,750	1.00%	2.89%

Total accounts serviced for third parties	979,530	83,284,160	0.36%	9.66%
On-balance sheet residential loans and real estate owned	62,027	2,749,894		7.36%

Total servicing portfolio	1,041,557	$86,034,054		9.40%

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

For 2011, our Servicing segment recognized core earnings of $58.7 million. The primary components of these earnings are described below:

•

Servicing revenue and fees from third parties includes $126.6 million of contractual servicing fees, $31.3 million of incentive and performance fees and $14.0 million of ancillary and other fees. Included in incentive and performance fees are fees that we received during the second half of 2011 for exceeding pre-defined performance hurdles. These fees may not recur on a regular basis, as they are earned based on the performance of the underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

•

Depreciation and amortization expense includes (1) $28.6 million of amortization of servicing rights capitalized for Green Tree’s servicing and sub-servicing agreements that existed at the date of acquisition, (2) $7.1 million of amortization for the intangible assets recognized at the acquisition of Green Tree for customer and institutional relationship intangibles of the Servicing business, which are being amortized over a weighted-average life of 7.0 years and 1.3 years, respectively, and (3) $8.5 million of depreciation of internally-developed software capitalized with the acquisition of Green Tree, which is being depreciated over an estimated useful life of 7.0 years.

•

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated corporate expenses. Other expenses, net increased $100.4 million in 2011 as compared to 2010 due primarily to $69.7 million in direct costs of Green Tree incurred since the acquisition date, which includes expenses for additional staffing and technology to support the new business added. The increase in other expenses, net is also due to a full year of costs for Marix as opposed to two months of costs in the prior year, which was an increase of $9.9 million, as well as a higher amount of allocated corporate expenses.

Assets Receivables Management

Our ARM business, which was acquired as part of the Green Tree acquisition, performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. This business was acquired as part of the Green Tree acquisition. For 2011, the ARM business recognized revenue of $14.3 million, operating expenses of $12.5 million, income before taxes of $1.7 million and core earnings of $5.7 million. Adjustments to core earnings included an adjustment for step-up depreciation and amortization of $3.8 million related to the amortization of the customer-relationship intangible asset recognized at the acquisition of Green Tree for the ARM business.

Insurance

Our Insurance segment consists of our agency business and our reinsurance businesses. The agency business recognizes commission income net of estimated future policy cancellations at the time policies are effective. The reinsurance businesses earn premium revenue over the life of an insurance contract and incur actual costs of property damage claims. With the acquisition of Green Tree, we significantly increased the size of our agency business. However, in conjunction with the acquisition of Green Tree, we have decided to wind down our property reinsurance business. Existing property reinsurance policies have been terminated and no new property reinsurance policies have been entered into beginning January 1, 2012.

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (dollars in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Insurance revenue
Third parties	$41,651	$9,163	$10,041	$32,488	$(878)
Intercompany	2,101	2,350	2,777	(249)	(427)

Total insurance revenue	43,752	11,513	12,818	32,239	(1,305)
Other income	1,245	322	1,189	923	(867)

Total revenues	44,997	11,835	14,007	33,162	(2,172)
Depreciation and amortization	2,893	70	133	2,823	(63)
Other expenses, net	33,351	17,750	25,338	15,601	(7,588)

Total expenses	36,244	17,820	25,471	18,424	(7,651)

Income (loss) before income taxes	8,753	(5,985)	(11,464)	14,738	5,479
Core Earnings
Step-up depreciation and amortization	2,202	—	—	2,202	—
Share-based compensation expense	1,252	1,351	879	(99)	472
Non-cash interest expense	513	—	—	513	—
Other	—	—	(760)	—	760

Total adjustments	3,967	1,351	119	2,616	1,232

Core earnings (loss) before income taxes	12,720	(4,634)	(11,345)	17,354	6,711
Pro Forma Adjusted EBITDA
Depreciation and amortization	691	70	133	621	(63)
Pro forma synergies	596	—	—	596	—
Non-cash interest income	(1,241)	—	—	(1,241)	—
Other	347	511	589	(164)	(78)

Total adjustments	393	581	722	(188)	(141)

Pro Forma Adjusted EBITDA	$13,113	$(4,053)	$(10,623)	$17,166	$6,570

Net written premiums
Lender placed	$45,063	$6,036	$6,858	$39,027	$(822)
Voluntary	40,833	5,376	4,858	35,457	518

Total net written premiums	$85,896	$11,412	$11,716	$74,484	$(304)

	December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Number of outstanding policies written
Lender placed	108,766	6,188	6,708	102,578	(520)
Voluntary	98,475	7,448	7,735	91,027	(287)

Total outstanding policies written	207,241	13,636	14,443	193,605	(807)

For 2011, total insurance revenue increased $32.2 million due to the recognition of $22.9 million in commission revenue by Green Tree, reflecting an increase in the number of net written premiums of 74,484, or over six times the number written in 2010 as a result of the acquisition of Green Tree. The number of net written premiums for Green Tree during this period include new business from the loans added to our servicing portfolio during this same time period. The increase in revenue was offset by a higher level of other expenses, net attributed to Green Tree and to higher claims expenses.

Loans and Residuals

The Loans and Residuals segment primarily consists of the residential loans, real estate owned and mortgage-debt of the Residual Trusts, as well as unencumbered residential loans and real estate owned. Through this business, we seek to earn a spread from the interest income we earn on the residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Interest income	$164,794	$166,188	$175,372	$(1,394)	$(9,184)
Interest expense	(91,075)	(81,729)	(88,647)	(9,346)	6,918

Net interest income	73,719	84,459	86,725	(10,740)	(2,266)
Provision for loan losses	(6,016)	(6,526)	(9,441)	510	2,915

Net interest income after provision for loan losses	67,703	77,933	77,284	(10,230)	649
Other gains	1,060	4,258	—	(3,198)	4,258
Other income	42	269	241	(227)	28
Intercompany servicing expense	(20,445)	(19,971)	(12,053)	(474)	(7,918)
Intercompany insurance expense	(2,101)	(2,350)	(2,777)	249	427
Other expenses, net	(14,677)	(6,560)	(4,337)	(8,117)	(2,223)

Total other income (expense), net	(36,121)	(24,354)	(18,926)	(11,767)	(5,428)

Income before income taxes	31,582	53,579	58,358	(21,997)	(4,779)
Core Earnings
Non-cash interest expense	1,901	1,284	1,463	617	(179)
Other	(1,646)	—	—	(1,646)	—

Total adjustments	255	1,284	1,463	(1,029)	(179)

Core earnings before income taxes	31,837	54,863	59,821	(23,026)	(4,958)
Pro Forma Adjusted EBITDA
Residual Trusts cash flows	9,108	24,323	19,627	(15,215)	4,696
Provision for loan losses	6,016	6,526	9,441	(510)	(2,915)
Non-cash interest income	(13,725)	(13,493)	(14,965)	(232)	1,472
Pro forma monetized assets	(13,305)	—	—	(13,305)	—
Other	1,872	(768)	1,567	2,640	(2,335)

Total adjustments	(10,034)	16,588	15,670	(26,622)	918

Pro Forma Adjusted EBITDA	$21,803	$71,451	$75,491	$(49,648)	$(4,040)

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals Segment as well as certain ratios (dollars in thousands):

	December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Residential loans, net of cost basis adjustments	$1,605,688	$1,637,392	$1,662,007	$(31,704)	$(24,615)
Allowance for loan losses	(13,824)	(15,907)	(17,661)	2,083	1,754

Residential loans, net	1,591,864	1,621,485	1,644,346	(29,621)	(22,861)
Mortgage-backed debt, net of discounts	1,413,509	1,281,555	1,267,454	131,954	14,101
Real estate owned
Carrying value	$53,651	$67,629	$63,124	$(13,978)	$4,505
Number of units	867	1,041	1,031	(174)	10
Delinquencies
30 days or more past due	5.73%	4.68%	5.44%	1.05%	-0.76%
90 days or more past due	3.99%	2.65%	3.37%	1.34%	-0.72%
Allowance as % of residential loans	0.86%	0.97%	1.06%	-0.11%	-0.09%

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net charge-offs	$8,099	$8,280	$10,749	$(181)	$(2,469)
Charge-off ratio	0.50%	0.50%	0.62%	0.0%	-0.12%
Coverage ratio	170.69%	192.11%	164.30%	-21.42%	27.81%

For the years ended December 31, 2011, 2010 and 2009, we recognized core earnings before income taxes of $31.8 million, $54.9 million and $59.8 million for our Loans and Residuals business segment. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment for the years ended December 31, 2011, 2010 and 2009.

Net Interest Income

Net interest income was $73.7 million, $84.5 million and $86.7 million for the years ended December 31, 2011, 2010 and 2009. Net interest income decreased $10.7 million for 2011 as compared to 2010 and $2.3 million for 2010 as compared to 2009, while our net interest margin decreased 57 basis points in 2011 as compared to 2010 and increased 10 basis points in 2010 as compared to 2009. Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Residential loans at amortized cost
Interest income	$164,794	$166,188	$175,372	$(1,394)	$(9,184)
Average balance	1,621,540	1,649,700	1,726,326	(28,160)	(76,626)
Average yield	10.16%	10.07%	10.16%	0.09%	-0.09%

Mortgage-backed debt at amortized cost
Interest expense	$91,075	$81,729	$88,647	$9,346	$(6,918)
Average balance	1,347,532	1,274,505	1,320,138	73,027	(45,633)
Average rate	6.76%	6.41%	6.71%	0.35%	-0.30%

Net interest income	$73,719	$84,459	$86,725	$(10,740)	$(2,266)
Net interest spread(1)	3.40%	3.66%	3.45%	-0.26%	0.21%
Net interest margin(2)	4.55%	5.12%	5.02%	-0.57%	0.10%

(1)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.

(2)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

For 2011, net interest income and our net interest margin decreased as we securitized unencumbered residential loans in order to partly fund the acquisition of Green Tree, which resulted in the issuance of $102.0 million in mortgage-backed debt by a consolidated securitization trust. In addition in 2011, we issued $85.1 million in mortgage-backed debt that had been held by us and reissued $36.0 million in mortgage-backed debt that had previously been extinguished reducing net interest income and the net interest margin in 2011 as compared to 2010. Our net interest spread for 2011 decreased 26 basis points due to the higher average rate on our mortgage-backed debt of 35 basis points offset in part by higher yielding residential loans acquired at the end of 2010 and in the first half of 2011.

For 2010, our net interest spread increased 21 basis points as compared to 2009 due to a lower average rate on our mortgage-backed debt of 30 basis points as we extinguished $40.5 million of higher cost debt in 2010. The decrease in average rates on the mortgage-backed debt was offset by a lower average yield on our residential loans primarily the result of a lower level of voluntary prepayments and the recognition of less discount accretion. Our net interest margin increased 10 basis points for 2010 as compared to 2009 due primarily to the lower average rate on our mortgage-backed debt. This was offset in part by the securitization in 2010 whereby unencumbered residential loans were securitized and funded by mortgage-backed debt.

Provision for Loan Losses

Our provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered residential loan portfolio. Our provision for loan losses decreased by $0.5 million for 2011 as compared to 2010 and decreased $2.9 million for 2010 as compared to 2009. The decrease in our provision for loan losses reflects a lower level of foreclosures in 2011, particularly during the first six months of the year, as compared to 2010 and a lower level of foreclosures offset by a modest increase in loss severities in 2010 as compared to 2009. For 2011, the favorable trend in the number of foreclosures has reduced the level required for the allowance for loan losses. For further information regarding the credit quality of our residential loan portfolio and related trends, refer to the Credit Risk Management section.

Other Gains

In 2011, we extinguished $1.4 million in mortgage-backed debt and recognized a gain of $0.1 million. In 2010, we extinguished $40.5 million of higher cost mortgage-backed debt and recognized a gain of $4.3 million.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Residual Trusts as well as for our unencumbered residential loans and real estate owned. In addition, this segment is charged a commission from the Insurance segment for insurance policies written on real estate owned held by the Loans and Residuals segment.

Other Expenses, Net

Other expenses, net consists primarily of real estate owned expenses, net, which increased $8.1 million in 2011 as compared to 2010 due primarily to higher charges for declines in the fair value of real estate owned of $4.0 million.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including the funding of servicing advances and other general business needs. We recognize the need to have liquid funds available to operate our business and it is our policy to have adequate liquidity at all times. Our liquidity, which is measured as cash and cash equivalents plus borrowing capacity available on our Revolver, is $77.4 million at December 31, 2011.

Our principal sources of liquidity are the cash from our servicing, ARM and insurance businesses, funds obtained from our revolver and servicing advance facilities, cash releases from the Residual Trusts, the principal and interest payments received from unencumbered residential loans, as well as cash proceeds from the issuance of equity and other financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current balances of cash and cash equivalents along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, and other available sources of liquidity will be sufficient to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, planned capital expenditures, and all required debt service obligations. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities, access to equity markets, and conditions in the capital markets. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

Servicing

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and foreclosure costs and various other items that are required to preserve the assets being serviced. In the normal course of business, we borrow money to fund certain of these servicing advances. We rely upon various counterparties to provide us with financing to fund a portion of our servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. The servicing advance financing agreements that support these operations are discussed below.

Residual and Non-Residual Trusts

Our securitization trusts are consolidated for financial reporting purposes as required under GAAP. Prior to the acquisition of Green Tree, our consolidated securitization trusts represented those trusts in which we own a residual interest, or the Residual Trusts. Upon the acquisition of Green Tree, we were required under GAAP to consolidate ten additional securitization trusts for which we do not currently own any residual interests, or the Non-Residual Trusts. For further information regarding the basis for consolidating the Residual and Non-Residual Trusts, refer to Note 5 in the Notes to Consolidated Financial Statements. Our results of operations and cash flows include the activity of both the Residual and Non-Residual Trusts.

The cash proceeds from the repayment of the collateral held in the Residual and Non-Residual Trusts are owned by the trusts and serve to only repay the obligations of the trusts unless, for the Residual Trusts, certain overcollateralization or other similar targets are satisfied, in which case, the excess cash is released to us.

The Residual Trusts, with the exception of Trust 2011-1, contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding mortgage-backed notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.

Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts at December 31, 2011 and 2010:

	Delinquency Trigger	Delinquency Rate at December 31,		Cumulative Loss Trigger	Cumulative Loss Rate at December 31,
		2011	2010		2011	2010
Mid-State Trust IV	(1)	—	—	10.00%	4.29%	4.25%
Mid-State Trust VI	8.00%	2.36%	1.43%	8.00%	5.14%	5.09%
Mid-State Trust VII	8.50%	1.89%	1.55%	1.50%	0.04%	0.87%
Mid-State Trust VIII	8.50%	2.07%	2.08%	1.50%	-0.20%	0.85%
Mid-State Trust X	8.00%	3.05%	2.07%	8.00%	7.19%	6.86%
Mid-State Trust XI	8.75%	3.42%	2.85%	7.75%	5.41%	4.87%
Mid-State Capital Corporation 2004-1 Trust	8.00%	5.30%	5.50%	6.50%	2.85%	2.48%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.44%	7.39%	4.75%	3.00%	2.51%
Mid-State Capital Corporation 2006-1 Trust	8.00%	10.58%	11.84%	5.25%	5.31%	3.83%
Mid-State Capital Corporation 2010-1 Trust	10.50%	8.35%	2.47%	5.50%	0.31%	0.00%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to us. Certain triggers for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, but were cured in 2010.

Mortgage-Backed Debt

We have historically funded the residential loan portfolio through the securitization market. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value.

At December 31, 2011, the total unpaid principal balance of mortgage-backed debt was $2.3 billion as compared to $1.3 billion at December 30, 2010. The increase in mortgage-backed debt was due primarily to the consolidation of the Non-Residual Trusts upon the acquisition of Green Tree. The increase in mortgage-backed debt was also due to the issuance of $102.0 million in mortgage-backed debt by Trust 2011-1, the sale of Class B secured notes of Trust 2010-1 of $85.1 million, and the reissuance of $36.0 million in various mortgage-backed debt previously extinguished, in order to fund the Acquisition.

The mortgage-backed debt is collateralized by $2.9 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts are also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions which we are obligated to exercise at the earliest possible call dates. We expect to exercise these mandatory call obligations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.4 million.

Corporate Debt

Term Loans and Revolver

On July 1, 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility, or Revolver. Our obligations under the 2011 Term Loans and Revolver are guaranteed by the assets and equity of substantially all of our subsidiaries excluding the assets of the consolidated Residual and Non-Residual Trusts.

The terms of the 2011 Term Loans and Revolver are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016
$45 million revolver	LIBOR plus 6.25%, LIBOR floor of 1.50%	Bullet payment at maturity	June 30, 2016

In addition to the required amortization payments noted in the table above, the first lien agreement requires us to prepay outstanding principal with 75% of excess cash flows as defined by the credit agreement when our Total Leverage Ratio is greater than 3.0 or 50% of excess cash flows when our Total Leverage Ratio is less than 3.0. These excess cash flow payments, if required, will be made during the first quarter of each fiscal year beginning in 2013. In addition, in the case of settlement of the first lien prior to scheduled maturity, excess cash flow payments based on terms similar to those of the first lien agreement would be required for the second lien. Additional mandatory payments are required from (i) all net proceeds associated with new indebtedness, (ii) all net proceeds relating to sales of assets or recovery events, subject to certain exceptions and (iii) a portion of proceeds for issuances of equity, subject to certain exceptions.

During the year ended December 31, 2011, we repaid principal of $18.8 million on the 2011 Term Loans. The capacity under the Revolver allows requests for the issuance of LOCs of up to $22.5 million or total cash borrowings of up to $45.0 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2011, we borrowed and repaid $23.0 million under the Revolver. At December 31, 2011, we had outstanding $0.3 million in an issued LOC with total availability under the Revolver of $44.7 million. The commitment fee on the unused portion of the Revolver is 0.75% per year. We incurred $27.5 million in deferred debt issuance costs associated with the issuance of 2011 Term Loans and Revolver.

The 2011 Term Loans and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict our and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Coverage Ratio and Total Leverage Ratio as defined in the debt agreements. Non-compliance with the Interest Coverage Ratio or the Total Leverage Ratio could result in the requirement to immediately repay all amounts outstanding under the 2011 Term Loans and Revolver. These ratios are based on EBITDA, adjusted to conform to requirements of the 2011 Term Loans, or Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA is defined for purposes of the 2011 Term Loan covenants as net income (loss) plus interest, provision for income taxes and depreciation and amortization, and adjustments for certain specified items as defined in the debt agreements, including pro forma adjustments during the first twelve months of the agreements.

The Interest Expense Coverage ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in the debt agreements), both as measured on a trailing twelve-month basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing consolidated total indebtedness as of the measurement date by Pro Forma Adjusted EBITDA as measured on a trailing twelve-month basis preceding the measurement date. The first lien requires a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.75:1.00 by the end of 2016, while the second lien requires a ratio of 2.00:1.00 increasing to 2.50:1.00. The first lien requires us to maintain a maximum Total Leverage Ratio of 4.50:1.00 being reduced over time to 3.00:1.00 by the end of 2016 while the second lien requires a ratio of 4.75:1.00 reduced to 3.25:1.00.

Pro Forma Adjusted EBITDA is a material component of these covenants. For instance, these debt agreements contain financial ratios that are calculated by reference to Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, is not a measure of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income (loss) or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, Pro Forma Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use, as it does not consider certain cash payments required for interest, taxes and debt service. Our presentation of Pro Forma Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, the presentation of Pro Forma Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of Pro Forma Adjusted EBITDA is appropriate to provide additional information about the calculation of the financial covenants in the debt agreements.

Provided below is a reconciliation of our loss before income taxes, which is a U.S. GAAP measure of our operating results, to Pro Forma Adjusted EBITDA, which has been calculated in accordance with the definitions in the 2011 Term Loans and Revolver agreements (in thousands). For the period of time prior to the effective date of the 2011 Terms Loans and Revolver agreements, or the first six months of 2011, the calculation has followed the general guidelines of the definitions per these agreements.

For the Year Ended December 31, 2011
Loss before income taxes	$(6,133)
Add:
Deprecation and amortization	53,078
Interest expense on debt	42,260

EBITDA	89,205
Add:
Transaction and integration-related costs	19,179
Pro forma synergies(1)	16,828
Residual Trusts cash flows(2)	9,108
Net impact of Non-Residual Trusts(3)	6,855
Provision for loan losses	6,016
Non-cash share-based compensation expense	4,997
Non-cash interest expense	3,021

Sub-total	66,004
Less:
Non-cash interest income	(17,305)
Pro forma monetized assets(4)	(13,305)
Other(5)	(1,106)

Sub-total	(31,716)

Pro Forma Adjusted EBITDA	$123,493

(1)

Represents the estimated transaction-related synergies that have not yet been realized as if they occurred as of January 1, 2011. This pro forma adjustment has been made in accordance with the definition in our 2011 Term Loans and Revolver agreements.

(2)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.

(3)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our loss before income taxes.

(4)	Represents interest expense as if the monetization of assets to fund the acquisition of Green Tree had occurred as of January 1, 2011.

(5)	Represents other cash and non-cash non-recurring adjustments included in our loss before income taxes.

Interest Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at December 31, 2011:

	Covenant Requirement		Actual Ratios
	1st Lien	2nd Lien
Interest Coverage Ratio—equal to or greater than	2.25:1.00	2.00:1.00	2.84
Total Leverage Ratio—equal to or less than	4.50:1.00	4.75:1.00	3.59

Mortgage Servicing Rights Credit Agreement

In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012. The balance outstanding under this agreement at December 31, 2011 was $9.6 million.

Other Credit Agreements

In April 2009, we entered into a syndicated credit agreement, a revolving credit agreement and security agreement, and a support letter of credit agreement. All three of these agreements were due to mature on April 20, 2011. These agreements were terminated by us on or before April 6, 2011.

Servicing Advance Facilities

Servicer Advance Reimbursement Agreement

In October 2009, Green Tree entered into a Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $100.0 million. The reimbursement rates vary by product and range from 80% to 95%. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires on June 30, 2012 but is automatically renewed on an annual basis unless advance notification is received from the counterparty of its intent to terminate the agreement 120 days prior to the one year period. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at December 31, 2011 was $58.3 million.

On February 29, 2012, the counterparty notified us of its intent to terminate this agreement and to provide a new agreement with revised terms.

Receivables Loan Agreement

In July 2009, Green Tree entered into a three-year Receivables Loan Agreement collateralized by certain principal and interest advances and protective advances reimbursable from securitization trusts serviced by us.

The principal payments on this note are paid from recoveries or repayments of the underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayments received on the underlying advances that collateralize the notes. We are able to pledge new advances to the facility up to an outstanding note balance of $75.0 million. The advance rates on this facility vary by product ranging from 70% to 91.5%. The interest rate on this agreement is LIBOR plus 6.50%. The facility expires in July 2012. The balance outstanding under this agreement at December 31, 2011 was $48.7 million.

Servicing Advance Financing Facilities

As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility. The note rate on the Servicing Facility was LIBOR plus 6.0%. The facility was originally set to terminate on September 30, 2010, but was extended as part of the Marix purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.

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

The collateral for these servicing advance facilities represented servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with the seller of Marix, and such advances included principal and interest, taxes and insurance, and other protective advances. During the first quarter of 2011, we retired these servicing advance facilities.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities	$108,884	$21,891	$18,962
Cash flows provided by (used in) investing activities	(947,592)	32,566	123,369
Cash flows provided by (used in) financing activities	757,008	(39,391)	(44,364)

	$(81,700)	$15,066	$97,967

Operating Activities

Net cash provided by operating activities was $108.9 million for the year ended December 31, 2011 as compared to $21.9 million and $19.0 million for the same periods in 2010 and 2009, respectively. For the year ended December 31, 2011, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our residential loan portfolio. Cash flows from operating activities for the years ended December 31, 2010 and 2009 were primarily generated from our residential loan portfolio carried at amortized cost.

Investing Activities

Net cash used in investing activities was $947.6 million for the year ended December 31, 2011 as compared to net cash provided of $32.6 million and $123.4 million for the same periods in 2010 and 2009, respectively. The net outflow of cash for investing activities in the current period reflects the cash paid net of cash acquired of $990.6 million to purchase Green Tree. For the years ended December 31, 2011, 2010 and 2009, the primary sources of cash from investing activities were the principal payments received on our residential loans of $126.7 million, $99.2 million and $117.4 million, respectively. During the years ended December 31, 2011, 2010 and 2009, cash of $46.5 million, $73.7 million and $0, respectively, was used to purchase residential loans.

Financing Activities

Net cash provided by financing activities was $757.0 million for the year ended December 31, 2011 as compared to net cash used of $39.4 million and $44.4 million for the same periods in 2010 and 2009, respectively. The net inflow of cash from financing activities in the current year reflects the cash received from the issuance of debt, net of issuance costs, of $720.7 million and of mortgage-backed debt, net of issuance costs, of $220.0 million used to fund the acquisition of Green Tree. For the year ended December 31, 2011, the primary use of cash in financing activities was the payments on mortgage-backed debt of $137.5 million, payments on debt of $24.3 million and dividend payments of $14.1 million. For the years ended December 31, 2010 and 2009, the primary use of cash in financing activities was the payments on mortgage-backed debt of $79.7 million and $108.2 million, payments to extinguish mortgage-backed debt of $36.2 million and $0 and dividend payments of $53.5 million and $39.6 million, respectively.

Common Stock Issuance

On July 1, 2011, we issued 1,812,532 shares to partially fund the acquisition of Green Tree. As part of the Green Tree purchase agreement, we filed a shelf registration statement on August 29, 2011 covering the resale of these shares received by the prior owners of Green Tree. See Note 4 in the Notes to Consolidated Financial Statements for further information.

On October 21, 2009, the Company issued 5,750,000 shares as part of a secondary offering which generated net proceeds of $76.8 million after deducting underwriting discounts and commissions and offering expenses.

Dividends

Prior to the acquisition of Green Tree, we operated as a REIT. A REIT generally passes through substantially all of its earnings to stockholders without paying U.S. federal income tax at the corporate level. As long as we elected to maintain REIT status, we were required to declare dividends amounting to at least 90% of our net taxable income (excluding net capital gains) for each year by the time our U.S. federal tax return was filed. On November 15, 2011, we paid a dividend of $6.2 million to shareholders of which $0.6 million was settled in cash and $5.6 million in shares of our common stock. The special dividend represents an additional payment associated with taxable income for the year ended December 31, 2010 in order to satisfy REIT distribution requirements. The number of shares issued in the special dividend was calculated based on the closing price per share of our common stock on October 27, 2011.

Upon the acquisition of Green Tree on July 1, 2011, we no longer qualify as a REIT. The change to our REIT status is retroactive to January 1, 2011. All future distributions will be made at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as contractual restrictions, which we are now, or may in the future be subject to, including certain covenants in our credit agreements that limit our ability to pay dividends.

Credit Risk Management

Residential Loan Credit Risk

We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered residential loans held in our portfolio, both of which are recognized as residential loans on our consolidated balance sheets. Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, establishment of an appropriate allowance for loan losses and sound nonaccrual and charge-off policies.

We do not currently own residual interests in the Non-Residual Trusts. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to credit risk associated with the purchased residential loans when the calls are exercised. The Company expects to call these securitizations beginning in 2017 and continuing through 2019.

The principal balance of our residential loan portfolio at December 31, 2011 that exposes us to credit risk consisted of residential loans held by the consolidated Residual Trusts and unencumbered residential loans of $1.8 billion. The $1.8 billion principal balance of residential loans and carrying value of other collateral of the Residual Trusts are permanently financed with $1.4 billion of mortgage-backed debt leaving us with a net credit exposure of $429.5 million, which approximates our residual interest in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 90% and an average refreshed borrower credit score of 588. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

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

Allowance for Loan Losses

We maintain an allowance for loan losses for the unencumbered residential loans and the residential loans held in the consolidated Residual Trusts that are recognized on our consolidated balance sheets and are accounted for at amortized cost. The following table provides information regarding our allowance for loan losses and related ratios for the periods presented (dollars in thousands):

	December 31,		For the Years Ended December 31,
	Allowance for Loan Losses	Allowance as a % of Residential Loans(1)	Net Charge-offs	Charge-off Ratio(2)	Coverage Ratio(3)
2011	$13,824	0.86%	$8,099	0.50%	170.69%
2010	15,907	0.97	8,280	0.50	192.11
2009	17,661	1.06	10,749	0.62	164.30

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(2)

The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(3)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

The following table summarizes activity in the allowance for loan losses for our residential loan portfolio (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$15,907	$17,661	$18,969
Provision for loan losses	6,016	6,526	9,441
Charge-offs, net of recoveries(1)	(8,099)	(8,280)	(10,749)

Balance at end of year	$13,824	$15,907	$17,661

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $4.7 million, $5.2 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	December 31,
	2011	2010	2009
Total number of residential loans outstanding	32,921	33,801	34,205
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	0.92%	1.12%	1.15%
60-89 days	0.50%	0.39%	0.58%
90 days or more	2.90%	1.99%	2.51%

Total	4.32%	3.50%	4.24%

Principal balance of residential loans outstanding (in thousands)	$1,776,063	$1,803,758	$1,819,859
Delinquencies as a percent of amounts outstanding:
30-59 days	1.09%	1.54%	1.33%
60-89 days	0.65%	0.49%	0.74%
90 days or more	3.99%	2.65%	3.37%

Total	5.73%	4.68%	5.44%

The increase in total delinquencies at December 31, 2011 as compared to the level of total delinquencies at December 31, 2010 largely reflects the fact that beginning in the second quarter of 2011, the Company discontinued its loan acquisition program. The lack of new loan acquisitions under this program since the first quarter of 2011 has had an adverse affect on the delinquency measurement and, therefore, is a factor when comparing the measures for 2011 to prior periods.

The following table summarizes our unencumbered residential loans and the residential loans in the Residual Trusts that have been placed in non-accrual status due to payments being past due 90 days or more:

	December 31,
	2011	2010	2009
Residential loans:
Number of loans	954	672	860
Unpaid principal balance (in millions)	$70.8	$47.8	$61.2

Portfolio Characteristics

The weighted-average original loan-to-value ratio, or LTV, of our residential loan portfolios is 90.00% and 89.00% at December 31, 2011 and 2010, respectively. The LTV dispersion of our unencumbered residential loans and the residential loans in the Residual Trusts is provided in the following table:

	December 31,
LTV Category:	2011	2010
0.00 - 70.00	1.56%	2.03%
70.01 - 80.00	3.09%	4.14%
80.01 - 90.00(1)	65.62%	65.82%
90.01 -100.00	29.73%	28.01%

Total	100.00%	100.00%

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

The weighted-average FICO score of our unencumbered residential loans and the residential loans in the Residual Trusts refreshed as of October 2011 was 588 and 584 at December 31, 2011 and 2010, respectively. The refreshed weighted-average FICO dispersion of our portfolio is provided in the following table:

	December 31,
Refreshed FICO Scores:	2011	2010
<=600	52.85%	55.11%
601 - 640	15.14%	13.71%
641 - 680	9.70%	9.25%
681 - 720	4.99%	4.86%
721 - 760	2.67%	2.77%
761 - 800	2.30%	2.37%
>=801	0.91%	0.96%
Unknown or unavailable	11.44%	10.97%

Total	100.00%	100.00%

Our unencumbered residential loans and residential loans in the Residual Trusts are concentrated in the following states:

	December 31,
States:	2011	2010
Texas	34.71%	34.62%
Mississippi	14.36%	14.67%
Alabama	7.95%	8.23%
Florida	7.06%	6.78%
Louisiana	6.07%	6.24%
South Carolina	5.56%	5.64%
Other(1)	24.29%	23.82%

Total	100.00%	100.00%

(1)	Other at December 31, 2011 consists of loans in 43 states individually representing a concentration of less than 5%.

Our unencumbered residential loans and residential loans in the Residual Trusts were originated in the following periods:

	December 31,
Origination Year:	2011	2010
Year 2011 Origination	4.88%	—
Year 2010 Origination	3.38%	4.07%
Year 2009 Origination	2.99%	3.39%
Year 2008 Origination	8.59%	8.42%
Year 2007 Origination	15.44%	14.25%
Year 2006 Origination	10.15%	10.93%
Year 2005 Origination	7.25%	7.69%
Year 2004 Origination and earlier	47.32%	51.25%

Total	100.00%	100.00%

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

The following table presents activity related to foreclosed property (dollars in thousands):

	For the Years Ended December 31,
	2011				2010		2009
	Loans and Residuals		Non-Residual Trusts(1)		Loans and Residuals		Loans and Residuals
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	1,041	$67,629	—	$—	1,031	$63,124	824	$48,198
Foreclosures and other additions, at fair value	1,126	64,958	705	8,183	1,329	80,675	1,393	79,879
Cost basis of financed sales	(1,153)	(68,123)	—	—	(1,210)	(68,334)	(1,012)	(52,472)
Cost basis of cash sales to third parties and other dispositions	(147)	(5,989)	(512)	(5,134)	(109)	(7,007)	(174)	(11,263)
Lower of cost or fair value adjustments	—	(4,824)	—	(553)	—	(829)	—	(1,218)

Balance at end of year	867	$53,651	193	$2,496	1,041	$67,629	1,031	$63,124

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 23 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes, by remaining maturity, our future cash obligations related to our long-term debt and operating leases obligations at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt(1)
First lien term loan	$75,000	$75,000	$75,000	$75,000	$181,250	$—	$481,250
Second lien term loan	—	—	—	—	265,000	—	265,000
Other	10,281	718	368	—	—	—	11,367

Total debt	85,281	75,718	75,368	75,000	446,250	—	757,617
Operating leases	10,056	7,067	6,864	5,033	4,099	3,188	36,307
Mandatory call obligation	—	—	—	—	—	417,358	417,358

Total	$95,337	$82,785	$82,232	$80,033	$450,349	$420,546	$1,211,282

(1)	Amounts exclude future cash payments related to interest expense. The Company made interest payments on debt of $37.7 million during the year ended December 31, 2011.

See Note 16 in the Notes to Consolidated Financial Statements for further information regarding our debt. We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the LOC draws for certain Non-Residual Trusts. See Note 17 in the Notes to Consolidated Financial Statements for further information regarding our mortgage-backed debt. We also exclude the servicing advance facilities from the contractual obligations disclosed in the table above. Similar to the mortgage-backed debt, the Receivables Loan Agreement is also non-recourse to us. Payments under the Servicer Advance Reimbursement Agreements are required upon collection of the underlying advances that have been reimbursed under the agreement. See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our Servicing Advance Liabilities. As we cannot make reasonably reliable estimates of the cash settlement of uncertain tax positions with the taxing authority, these long-term liabilities have also been excluded from the table above. See Note 20 in the Notes to Consolidated Financial Statements for further information regarding our uncertain tax positions.

Operating lease obligations include (i) leases for our principal operating locations in Tampa, Florida and Saint Paul, Minnesota; (ii) leases for our centralized servicing operations in Phoenix, Arizona; Tempe, Arizona; Rapid City, South Dakota; and Fort Worth, Texas; and (iii) other regional servicing operations.

Off-Balance Sheet Arrangements

As a result of the acquisition of Green Tree, we have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. The nature of our involvement with these VIEs is described below. Refer to Notes 2 and 5 in the Notes to Consolidated Financial Statements for further information.

We service loans for eleven securitization trusts for which we also have an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. For seven of these securitization trusts, we also have a $417.4 million mandatory clean-up call obligation and have consolidated these seven trusts on our consolidated balance sheet at July 1, 2011 as a result of the acquisition of Green Tree. For the remaining four of the eleven trusts, we do not have a mandatory clean-up call obligation. For these four trusts, our only involvement is that of servicer and the LOC reimbursement obligation. Based on our estimates of the underlying performance of the collateral in these securitizations, we do not expect that the final $165.0 million will be drawn, and therefore, we have not recorded a liability for the fair value of this obligation on our consolidated balance sheet; however, actual performance may differ from this estimate in the future. As our only involvement with these four securitization trusts is that of servicer and the LOC reimbursement obligation, which we do not expect to be drawn, we have concluded that we are not the primary beneficiary of these four trusts and, therefore, we have not consolidated these trusts on our consolidated balance sheet. We do not hold any residual or other interests in these four trusts. As the servicer of the loans in these trusts, we collect servicing fees.

Our maximum exposure to loss related to these four unconsolidated VIEs equals the carrying value of servicing rights, net and servicer and protective advances, net recognized on our consolidated balance sheet totaling $5.7 million at December 31, 2011 plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs as discussed above.

At December 31, 2011, we retained credit risk on twelve mortgage securities totaling $1.2 million that were sold with recourse by Hanover in a prior year. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

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

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified certain policies that, due to judgment, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies are described below.

Residential Loans Carried at Amortized Cost and Revenue Recognition

Residential Loans Carried at Amortized Cost

Our historical residential loans consist of residential mortgage loans and residential retail installment agreements originated by us and acquired from other originators, principally Jim Walter Homes, Inc., or JWH, an affiliate of Walter Energy, or more recently, acquired as part of a pool. In addition, with the acquisition of Green Tree, we are required to repurchase certain loans at par under a mandatory repurchase obligation (refer to Note 4 in the Notes to Consolidated Financial Statements for further information). Residential loans originated for or acquired from JWH were initially recorded at the discounted value of the future payments using an imputed interest rate, net of cost basis adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. We have had minimal origination activity subsequent to May 1, 2008, when we ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations subsequent to May 1, 2008 relate to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of interest income recognition. Residential loans acquired in a pool are generally purchased at a discount to their unpaid principal balance, are recorded at their purchase price, and stated at amortized cost.

Interest Income and Amortization

Interest income on our residential loans carried at amortized cost consists of the interest earned on the outstanding principal balance of the underlying loan based on the contractual terms of the mortgage loan and retail installment agreement and the amortization of cost basis adjustments, principally premiums and discounts. The retail installment agreements state the maximum amount to be charged to borrowers, and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Cost basis adjustments are deferred and recognized over the contractual life of the loan as an adjustment to yield using the level yield method. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums, discounts or other cost basis adjustments arising from the loan’s inception.

Non-accrual Loans

Residential loans carried at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding the collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not collectible.

Acquired Credit-Impaired Loans

At acquisition, we review each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determine the excess of the scheduled contractual principal and contractual interest payments of the loan or pool of loans assuming prepayments over all cash flows expected at acquisition as an amount that should not be accreted (the non-accretable difference). The remaining amount, representing the excess or deficit of the cash flows expected to be collected for the loan or pool of loans over the amount paid, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). These loans are reflected in the consolidated balance sheets net of these discounts.

Quarterly, we evaluate the expected cash flows for each loan or pool of loans. An additional allowance for loan losses is recognized if it is probable we will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates the expected cash flows for a loan or pool of loans has significantly increased when compared to previous estimates, the yield is increased to recognize the additional income over the life of the asset prospectively.

Allowance for Loan Losses on Residential Loans Carried at Amortized Cost

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio accounted for at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans accounted for at amortized cost includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.

We review all residential loans accounted for at amortized cost for impairment and determine a residential loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Factors considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We determine a specific impairment allowance generally based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.

The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

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

We elected to account for certain assets and liabilities of the Non-Residual Trusts at fair value and have classified the related fair value measurement as Level 3 within the fair value hierarchy. See Note 6 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the consideration paid for an acquired entity over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. Goodwill is assessed for impairment by comparing the carrying value of reporting units to their fair values. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate. The fair value of each reporting unit is compared to its net assets including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

Other Intangible Assets

Intangible assets are associated with customer relationships and relate to the asset receivables management, insurance and servicing businesses, as well as institutional relationships. The intangible assets associated with the asset receivables management, insurance and servicing businesses are being amortized using an economic consumption method over the related expected useful lives. The intangible asset related to institutional relationships is being amortized on a straight-line basis over two and a half years. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded if the carrying value is not recoverable and exceeds its fair value, which is generally based on discounted cash flows.

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to servicing and sub-servicing contracts we acquired with the acquisition of Green Tree. Additionally, we may acquire the rights to service loans through the purchase of such rights from third parties.

We account for our capitalized servicing rights using the amortization method. All newly acquired servicing rights are initially measured at fair value and subsequently amortized based on expected cash flows in proportion to and over the life of net servicing income. We determine estimated net servicing income using the estimated future balance of the underlying residential loan portfolio. We adjust amortization prospectively in response to changes in estimated projections of future cash flows.

We estimate the fair value of our servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe a market participant would consider in valuing our servicing rights. The significant components of the estimated future cash inflows for servicing rights include estimates and assumptions related to the prepayments of principal, defaults, ancillary fees, discount rate, and the expected cost of servicing.

We assess servicing rights for impairment based on fair value by strata at each reporting date. We group the loans that we service into strata based on one or more of the predominant risk characteristics of the underlying loans. Our primary strata represent type of loan products and consist of manufactured housing loans, first lien mortgage loans and second lien mortgage loans. To the extent the estimated fair value is less than the carrying amount for any strata, we recognize an impairment loss in earnings.

Real Estate Owned

Real estate owned, net, which is included in other assets in the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loans losses for residential loans accounted for at amortized cost and to net fair value losses for loans accounted for at fair value. The fair value of the property is generally based upon historical resale recovery rates and current market conditions. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net in the consolidated statements of operations. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are charged to other expenses, net in the consolidated statements of operations when incurred. The majority of real estate owned is reported in the Loans and Residuals operating segment.

New Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We seek to manage the risks inherent in our business — including but not limited to credit risk, real estate risk, liquidity risk, interest rate risk, and prepayment risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk and real estate risk, refer to Credit Risk Management in Item 7. For information regarding our liquidity risk, refer to Liquidity and Capital Resources in Item 7.

Interest Rate Risk

Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to the variable rate associated with our long-term debt issued to fund the acquisition of Green Tree on July 1, 2011. The unpaid principal balance of our debt was $757.6 million at December 31, 2011. Rising interest rates increase our cost to service our outstanding debt. Changing interest rates also may impact prepayment rates which generally impact the value of our servicing rights.

We use derivative instruments as part of an overall strategy to manage exposure to interest rate risk. We purchased interest rate caps and a swaption with notional amounts of $391 million and $175 million, respectively, as economic hedges to protect against changes in the interest rates of our long-term debt.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. The following summarizes the estimated changes in the fair value at December 31, 2011 of our corporate debt and servicing rights sensitive to interest rates given a hypothetical and instant parallel shift in the yield curve of 25 basis points.

Substantially all of our debt has a LIBOR floor of 1.50%. Based on the current forward LIBOR curve, and the termination dates of our debt, an increase or decrease of LIBOR of 25 basis points will have no impact on the fair value of our debt. We exclude residential loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities do not represent interest rate risk to us. While we hold residual interests in the Residual Trust, the residential loans and mortgage-backed debt in these trusts are at fixed rates of interest. In addition, we have no obligation to provide financial support to the Residual Trusts. For the Non-Residual Trusts, we are obligated to exercise mandatory clean-up call obligations, which we expect to exercise beginning in 2017 through 2019. For both the Residual and Non-Residual Trusts, the creditors of these trusts can look only to the assets of the trusts for satisfaction of the mortgage-backed debt and have no recourse against the assets of the Company. Similarly, the Company’s general creditors have no claim to the assets of the trusts.

For servicing rights, we utilize a discounted cash flow analysis to determine fair value. The primary assumptions in this valuation are prepayment speeds, market discount rates and costs to service. There is little to no impact on prepayment speeds or cost to service due to an increase or decrease in interest rates of 25 basis points due to the inelasticity of prepayment rates with interest rate movements. This is primarily a result of limited refinance options available to the majority of the borrowers in the portfolio.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

Prepayment Risk

Prepayment risk is the risk that borrowers will pay more than their required monthly mortgage payment including payoffs of residential loans. When borrowers repay the principal on their residential loans before maturity, or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, increases the yield for residential loans purchased at a discount to their then current balance, as with the majority of our portfolio. Conversely, residential loans purchased at a premium to their then current balance exhibit lower yields due to faster prepayments. In addition, as a servicer, prepayments subject the servicing portfolio to run-off thereby shortening the life over which we earn a servicing fee and amortize our servicing rights. Historically, when market interest rates declined, borrowers had a tendency to refinance their residential loans, thereby increasing prepayments. However, with tightening credit standards, the current low interest rate environment has not yet resulted in higher prepayments. Increases in residential loan prepayment rates could result in GAAP earnings volatility including substantial variation from quarter to quarter. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net earnings, and cash flow.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company acquired Green Tree on July 1, 2011. The Company integrated Green Tree into its internal control over financial reporting structure subsequent to the acquisition date. As such, there have been changes during the year ended December 31, 2011 associated with the establishment of internal control over financial reporting with respect to Green Tree. Green Tree has been included in management’s report of internal control over financial reporting as of December 31, 2011.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited Walter Investment Management Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Investment Management Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Walter Investment Management Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 9, 2012

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES DISCLOSURE OF FEES CHARGED BY PRINCIPAL ACCOUNTANTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

WALTER INVESTMENT MANAGEMENT CORP.

By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ Steven R. Berrard Steven R. Berrard	Director	March 9, 2012

/s/ Ellyn L. Brown Ellyn L. Brown	Director	March 9, 2012

/s/ Denmar J. Dixon Denmar J. Dixon	Director	March 9, 2012

/s/ William J. Meurer William J. Meurer	Director	March 9, 2012

/s/ Shannon E. Smith Shannon E. Smith	Director	March 9, 2012

/s/ Michael T. Tokarz Michael T. Tokarz	Director	March 9, 2012

/s/ Charles E. Cauthen Charles E. Cauthen	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 9, 2012

/s/ Kimberly A. Perez Kimberly A. Perez	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2012

INDEX TO EXHIBITS

Exhibit No	Notes	Description

2.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated as of February 6, 2009, among Registrant, Walter Industries, Inc., JWH Holding Company, LLC, and Walter Investment Management LLC.

2.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC and Walter Investment Management LLC.

3.1	(4)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(3)	By-Laws of Registrant, effective February 28, 2012.

4.1	(6)	Specimen Common Stock Certificate of Registrant

10.1	(2)	1999 Equity Incentive Plan

10.2	(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan

10.3	(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan

10.4	(4)	Trademark License Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.5	(4)	Transition Services Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.6	(4)	Tax Separation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009.

10.7	(4)	Joint Litigation Agreement, between Walter Industries, Inc. and Walter Investment Management LLC, dated April 17, 2009

10.8	(20)	Form of Executive RSU Award Agreements of Mark J. O’Brien and Charles Cauthen dated April 20, 2009.

10.9	(9)	Executive RSU Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010

10.10	(9)	Form of Non-Qualified Option Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010

10.11	(20)	Form of Director Award Agreement

10.12	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.

10.13	(10)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010

10.14	(12)	Office Lease by and between NBS Pinnacle 1925/2001 LLC and Marix Servicing. LLC dated June 13, 2007

10.15	(23)	Form of Executive RSU Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively

10.16	(23)	Non-Qualified Option Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively

Exhibit No	Notes	Description

10.17	(21)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010

10.18	(21)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010

10.19	(21)	Nonqualified Option Award Agreement of Denmar Dixon dated January 22, 2010

10.20	(23)	Amended and Restated Employment Agreements dated March 15, 2010 between the Registrant and Mark O’Brien, Charles Cauthen and Kimberly Perez, respectively

10.21	(12)	Employment Agreement between the Registrant and Stuart D. Boyd dated April 28, 2010

10.22	(7)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard

10.23	(24)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset backed notes between Mid-State Capital Corporation 2006-1 as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee

10.24	(5)	Membership Interest Purchase Agreement, dated as of March 25, 2011, by and among GTH LLC, GTCS Holdings LLC and the Company

10.25	(5)	Debt Commitment Letter with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc. and Royal Bank of Scotland PLC

10.26	(11)	Amended and Restated Debt Commitment Letter, dated as of April 25, 2011, with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc., Royal Bank of Scotland PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A. and Morgan Stanley Senior Funding, Inc.

10.27	(14)	Walter Investment Management Corp. 2011 Omnibus Incentive Plan

10.28	(15)	Form of Award Agreement dated May 10, 2011 under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan awarding options to purchase Company stock to Mark O’Brien, Charles Cauthen, Denmar Dixon, Kimberly Perez, Stuart Boyd and Delio Pulido.

10.29	(16)	First Lien Credit Agreement dated as of July 1, 2011

10.30	(16)	Second Lien Credit Agreement dated as of July 1, 2011

10.31	(17)	Employment Agreements between the Registrant and Brian Libman, Keith Anderson and Brian Corey

10.32	(18)	Form of Lease Agreement for office space for the corporate headquarters of the Company’s Green Tree subsidiary in St. Paul, Minnesota effective September 30, 2011.

10.33	(18)	Form of Green Tree Executive Severance Plan for Senior Executives entered into between the Company’s Green Tree subsidiary.

10.34	(18)	Form of Amendment to Employment Agreements dated November 4, 2011 between the Company and Kimberly A. Perez and Stuart D. Boyd, respectively.

10.35	(16)	First Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

10.36	(16)	Second Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

10.37	(25)	Securities Purchase Agreement by and between Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and the Registrant dated August 25, 2010.

Exhibit No	Notes	Description

14	(26)	Code of Conduct and Ethics dated January 27, 2012

21	(27)	Subsidiaries of the Registrant

22	(15)	Published report regarding matters submitted to vote of security holders

23.1	(27)	Consent of Ernst & Young LLP

31.1	(27)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(27)	Certification by Kimberly Perez pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(27)	Certification by Mark J. O’Brien and Kimberly Perez pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(27)

XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009.

(5)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2011.

(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009.

(8)	Incorporate by reference to the Exhibits to the Registrant’s Registration Statement on form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2010.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2011.

Note	Notes to Exhibit Index

(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 8, 2011.

(13)	Intentionally omitted

(14)	Incorporated herein by reference to Registrant’s 2011 Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 12, 2011.

(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011.

(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2011.

(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2011.

(18)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2011.

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011.

(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010.

(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2010.

(23)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 5, 2010.

(24)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 3, 2010.

(25)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2010.

(26)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(27)	Filed herewith

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 9, 2012

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$32,652	$114,352
Restricted cash and cash equivalents	332,428	52,289
Residential loans (includes $672,714 and $0 at fair value)	2,278,402	1,637,392
Allowance for loan losses	(13,824)	(15,907)

Residential loans, net	2,264,578	1,621,485
Receivables, net (includes $81,782 and $0 at fair value)	228,128	3,426
Servicer and protective advances, net	129,261	10,440
Servicing rights, net	250,329	—
Goodwill	470,291	—
Intangible assets, net	137,482	—
Premises and equipment, net	130,410	2,286
Deferred tax asset, net	—	221
Other assets	118,028	90,991

Total assets	$4,093,587	$1,895,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables and accrued liabilities (includes $21,515 and $0 at fair value)	$231,476	$41,762
Dividends payable	—	13,431
Servicing advance liabilities	107,039	3,254
Servicer payables	213,698	—
Debt	742,626	—
Mortgage-backed debt (includes $811,245 and $0 at fair value)	2,224,754	1,281,555
Deferred tax liability, net	43,360	—

Total liabilities	3,562,953	1,340,002
Commitments and contingencies (Note 24)
Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares Issued and outstanding — 0 shares at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares Issued and outstanding — 27,875,158 and 25,785,693 shares at December 31, 2011 and 2010, respectively	279	258
Additional paid-in capital	178,598	127,143
Retained earnings	351,341	426,836
Accumulated other comprehensive income	416	1,251

Total stockholders’ equity	530,634	555,488

Total liabilities and stockholders’ equity	$4,093,587	$1,895,490

The following table presents the assets and liabilities of the Company’s consolidated securitization trusts, which are included in the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated securitization trusts. The liabilities in the table below include third-party liabilities of the consolidated securitization trusts only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2011	2010
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$59,685	$42,859
Residential loans (includes $672,714 and $0 at fair value)	2,266,965	1,543,047
Allowance for loan losses	(13,604)	(15,217)

Residential loans, net	2,253,361	1,527,830
Receivables, net (includes $81,782 and $0 at fair value)	81,782	—
Other assets	63,498	57,658

Total assets	$2,458,326	$1,628,347

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$10,163	$8,593
Mortgage-backed debt (includes $811,245 and $0 at fair value)	2,224,754	1,281,555

Total liabilities	$2,234,917	$1,290,148

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009
REVENUES
Servicing revenue and fees	$186,177	$2,267	$—
Interest income on loans	164,794	166,188	175,372
Insurance revenue	41,651	9,163	10,041
Other revenues	9,852	2,876	2,929

Total revenues	402,474	180,494	188,342
EXPENSES
Interest expense	136,246	81,729	88,647
Salaries and benefits	117,736	27,495	20,568
Depreciation and amortization	53,078	383	436
General and administrative	78,597	21,289	21,408
Provision for loan losses	6,016	6,526	9,441
Other expenses, net	18,073	9,408	10,224

Total expenses	409,746	146,830	150,724
OTHER GAINS (LOSSES)
Net fair value losses	(1,052)	—	—
Other	2,191	4,681	—

Total other gains (losses)	1,139	4,681	—
Income (loss) before income taxes	(6,133)	38,345	37,618
Income tax expense (benefit)	63,162	1,277	(76,161)

Net income (loss)	$(69,295)	$37,068	$113,779

Basic earnings (loss) per common and common equivalent share	$(2.51)	$1.38	$5.26
Diluted earnings (loss) per common and common equivalent share	(2.51)	1.38	5.25
Total dividends declared per common and common equivalent share	0.22	2.00	1.50
Weighted-average common and common equivalent shares outstanding — basic	27,593,452	26,431,853	21,496,369
Weighted-average common and common equivalent shares outstanding — diluted	27,593,452	26,521,311	21,564,621

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands, except share data)

		Common Stock		Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Receivable from Walter Energy
	Total	Shares	Amount
Balance at January 1, 2009	$411,477	—	$—	$52,293		$684,127	$1,747	$(326,690)
Comprehensive income
Net income	113,779				$113,779	113,779
Other comprehensive income (loss), net of tax:
Change in postretirement plans, net of $502 tax effect	(41)				(41)		(41)
Net unrealized gain on available-for-sale security in other assets, net of $0 tax effect	189				189		189
Net amortization of realized gain on closed hedges, net of $347 tax effect	48				48		48

Comprehensive income					$113,975

Net activity with Walter Energy	19,914			(5,172)		(301,604)		326,690
Consummation of spin-off and Merger	(2,508)	19,871,205	199	(2,707)
Dividends to Walter Investment Management LLC interest-holders	(16,000)					(16,000)
Dividends and dividend equivalents declared	(36,869)					(36,869)
Share-based compensation	1,352			1,352
Issuance of shares under incentive plans	54	21,846	—	54
Cancellation of common stock	—	(162)	—	—
Secondary offering, net of issuance costs	76,789	5,750,000	57	76,732

Balance at December 31, 2009	568,184	25,642,889	256	122,552		443,433	1,943	—
Comprehensive income
Net income	37,068				$37,068	37,068
Other comprehensive income (loss), net of tax:
Change in postretirement plans, net of $52 tax effect	(431)				(431)		(431)
Net unrealized gain on available-for-sale security in other assets, net of $0 tax effect	19				19		19
Net amortization of realized gain on closed hedges, net of $0 tax effect	(280)				(280)		(280)

Comprehensive income					$36,376

Dividends and dividend equivalents declared	(53,665)					(53,665)
Share-based compensation	3,763			3,763
Issuance of shares under incentive plans	1,094	161,800	2	1,092
Repurchase and cancellation of common stock	(264)	(18,996)	—	(264)

Balance at December 31, 2010	555,488	25,785,693	258	127,143		426,836	1,251	—
Comprehensive loss
Net loss	(69,295)				$(69,295)	(69,295)
Other comprehensive income (loss), net of tax:
Change in postretirement plans, net of $485 tax effect	(763)				(763)		(763)
Net unrealized gain on available-for-sale security in other assets, net of ($14) tax effect	22				22		22
Net amortization of realized gain on closed hedges, net of $60 tax effect	(94)				(94)		(94)

Comprehensive loss					$(70,130)

Dividends and dividend equivalents declared	(620)	219,361	2	5,578		(6,200)
Share-based compensation	5,179			5,179
Excess tax benefit on share-based compensation	316			316
Issuance of shares under incentive plans	181	57,572	1	180
Shares issued for acquisition	40,220	1,812,532	18	40,202

Balance at December 31, 2011	$530,634	27,875,158	$279	$178,598		$351,341	$416	$—

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(69,295)	$37,068	$113,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of servicing rights	28,623	—	—
Net fair value losses	8,266	—	—
Amortization of residential loan discounts	(13,712)	(13,493)	(14,965)
Amortization of discounts on debt and deferred debt issuance costs	6,150	1,084	1,204
Provision for loan losses	3,555	4,410	7,277
Depreciation and amortization of premises and equipment and intangibles	24,455	383	436
Gains on mortgage-backed debt extinguishments	(95)	(4,258)	—
Change in contingent earn-out payment liability	(2,096)	—	—
Losses (gains) on real estate owned, net	3,067	(3,490)	(1,567)
Provision (benefit) for deferred income taxes	38,742	(374)	(81,749)
Share-based compensation	5,179	3,763	1,352
Gain on bargain purchase	—	(423)	—
Other	(63)	(2,050)	1,837
Decrease (increase) in assets
Receivables	(15,626)	(928)	(3,044)
Servicer and protective advances	15,868	(1,052)	—
Other	(2,911)	1,940	(770)
Increase (decrease) in liabilities
Payable and accrued liabilities	78,777	(689)	(4,828)

Cash flows provided by operating activities	108,884	21,891	18,962

Investing activities
Purchases of residential loans	(46,462)	(73,650)	—
Principal payments received on residential loans	126,720	99,235	117,388
Payments on receivables related to Non-Residual Trusts	9,126	—	—
Cash proceeds from sales of real estate owned, net	8,201	4,758	10,048
Purchases of premises and equipment	(6,287)	(135)	(2,176)
Disposals of premises and equipment	—	475	—
Decrease (increase) in restricted cash and cash equivalents	(47,918)	198	(2,665)
Payment for acquisition, net of cash acquired	(990,594)	1,685	774
Other	(378)	—	—

Cash flows provided by (used in) investing activities	(947,592)	32,566	123,369

Financing activities
Issuance of debt	748,150	—	—
Debt issuance costs paid	(30,475)	(2,512)	—
Payments on debt	(24,277)	—	—
Issuance of servicing advance liabilities	157,806	—	—
Payments on servicing advance liabilities	(164,882)	(2,760)	—
Issuance of mortgage-backed debt	223,065	134,355	—
Payments on mortgage-backed debt	(137,487)	(79,670)	(108,169)
Mortgage-backed debt extinguishments	(1,338)	(36,152)	—
Dividends and dividend equivalents paid	(14,051)	(53,482)	(23,621)
Proceeds from the issuance of common stock	181	1,094	54
Repurchase and cancellation of common stock	—	(264)	—
Excess tax benefits on share-based compensation	316	—	—
Net activity with Walter Energy	—	—	26,583
Dividends to Walter Investment Management LLC interest-holders	—	—	(16,000)
Secondary offering, net of issuance costs	—	—	76,789

Cash flows provided by (used in) financing activities	757,008	(39,391)	(44,364)

Net increase (decrease) in cash and cash equivalents	(81,700)	15,066	97,967
Cash and cash equivalents at the beginning of the year	114,352	99,286	1,319

Cash and cash equivalents at the end of the year	$32,652	$114,352	$99,286

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry. The Company is a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets in the United States, or the U.S. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans in the U.S. and operates an insurance agency serving residential loan customers.

At December 31, 2011, the Company serviced approximately 1.0 million accounts as compared to approximately 40,000 accounts at December 31, 2010.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Spin-off from Walter Energy and Merger with Hanover

In September 2008, Walter Energy, Inc., or Walter Energy, outlined plans to separate its financing business from its core natural resources business through a spin-off to stockholders. On February 3, 2009, Walter Investment Management LLC, or WIM, was formed as a wholly-owned subsidiary of Walter Energy and on April 17, 2009, WIM was separated from Walter Energy. Immediately prior to the spin-off, substantially all of the assets and liabilities related to Walter Energy’s financing business were contributed by Walter Energy, through a series of transactions, to WIM in return for all of WIM’s membership units. Immediately following the spin-off, WIM was merged with Hanover Capital Mortgage Holdings, Inc., or Hanover, or the Merger. The merged business, together with its consolidated subsidiaries, was renamed Walter Investment Management Corp. The Merger constituted a reverse acquisition for accounting purposes, and as such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of the Company. Refer to Note 3 for further information.

Acquisition of Marix

On November 1, 2010, the Company acquired 100% of the outstanding membership interests of Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. As a wholly-owned subsidiary of the Company, the financial results for Marix have been included in the Company’s consolidated financial statements beginning on November 1, 2010. Refer to Note 4 for further information regarding the acquisition of Marix.

Acquisition of Green Tree

On July 1, 2011, the Company acquired 100% of the outstanding membership interests of GTCS Holdings, LLC, or Green Tree. Green Tree, based in St. Paul, Minnesota, is a fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, including residential mortgages, manufactured housing and consumer installment loans. A substantial portion of its servicing portfolio consists of residential mortgage loans serviced for a government-sponsored enterprise, a large commercial bank and various securitization trusts. Green Tree also acts as a nationwide agent primarily of property and casualty homeowners’ insurance products for both lender-placed and voluntary insurance coverage. Through the acquisition of Green Tree, the Company has increased its ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-light platform and has diversified its revenue streams from complementary businesses. As a result of the acquisition, the Company no longer qualifies as a Real Estate Investment Trust, or REIT. As a wholly-owned subsidiary of the Company, the financial results for Green Tree have been included in the Company’s consolidated financial statements beginning on July 1, 2011. Refer to Note 4 for further information regarding the acquisition of Green Tree.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of Walter Investment, its wholly-owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for acquired companies are included from the respective date of acquisition.

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

•	Subordinate security; real estate owned, net; and deferred debt issuance costs have been reclassified to other assets.

•	Premises and equipment, net which was previously classified as other assets has been reclassified to a separate line item.

Liabilities:

•	Accounts payable and other accrued liabilities has been renamed as payables and accrued liabilities.

•	Servicing advance facility has been renamed as servicing advance liabilities.

•	Accrued interest has been reclassified to payables and accrued liabilities.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations

Revenues:

•	Premium revenue has been renamed as insurance revenue.

Expenses:

•	Legal and professional; occupancy; and technology and communication have been reclassified to general and administrative.

•	Claims expense and real estate owned expenses, net have been reclassified to other expenses, net.

•	Certain trust expenses previously classified as interest expense have been reclassified to general and administrative.

Other Gains (Losses):

•	Gain on mortgage-backed debt extinguishment and gain on bargain purchase of Marix have been reclassified to other.

Consolidated Statements of Cash Flows

As a result of the reclassifications noted above, a number of the line items in the consolidated statement of cash flows for the previously reported periods were effected and reclassifications have been made to conform with those made in the consolidated balance sheets.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and transactions of Walter Investment and other entities in which the Company has a controlling financial interest. A controlling financial interest may exist in a form of ownership of a majority of the voting interests of an entity or through other arrangements with entities such as with a VIE.

The Company has historically funded its residential loan portfolio through securitizations and, accordingly, evaluates each securitization trust to determine if the Company has a variable interest in the trust, if the trust meets the definition of a VIE and whether or not the Company has a controlling financial interest in the VIE. If the Company determines that it does have a variable interest in the trust, that the trust is a VIE and that it is the primary beneficiary of the VIE, it consolidates the VIE. The evaluation considers all of the Company’s involvement with the VIE, identifying both the implicit and explicit variable interests that either individually or in the aggregate could be significant enough to warrant its designation as the primary beneficiary. This designation is evidenced by both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb the losses of, or the rights to receive the benefits from, the VIE that could potentially be significant to the VIE.

When the Company’s only involvement with a securitization trust is that of servicer, the Company evaluates whether its servicing fee is deemed a variable interest. When the Company’s servicing fee meets all of the criteria in the accounting guidance for VIEs regarding fees paid to service providers, the Company concludes that it is acting in the capacity of a fiduciary and that it does not have a variable interest in the securitization trust. Accordingly, the Company does not consolidate the trust.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company has involvement with other entities that are not securitization trusts, it evaluates whether its involvement is deemed a variable interest, whether the entity is a VIE and whether the Company is the primary beneficiary, in which case, the Company consolidates the VIE.

The Company reevaluates whether an entity in which it has a variable interest is a VIE when certain significant events occur. Throughout the duration of its involvement with an entity that is deemed a VIE, the Company reassesses whether it is the primary beneficiary and, accordingly, whether it must consolidate the VIE. Certain events that may change whether or not the Company is the primary beneficiary of a VIE include, but are not limited to, a change in the Company’s ownership of the residual interests, a change in the Company’s role as servicer or a change in the Company’s contractual obligations to a VIE.

Securitization trusts that the Company consolidates and in which it holds residuals interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts. The Non-Residual Trusts were acquired as part of the acquisition of Green Tree.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost which approximates fair value. The Company maintains cash and cash equivalents with federally insured financial institutions and these balances typically exceed insurable amounts.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily includes (1) principal and interest payments collected by the Company as servicer on behalf of third parties and unconsolidated securitization trusts that have not yet been remitted to the investors or trusts, (2) principal and interest payments collected on residential loans held by consolidated securitization trusts that have not yet been remitted to the bondholders and (3) cash held in escrow pending release to the sellers of Green Tree. Restricted cash equivalents include short-term deposits in federally insured accounts as well as money market funds held in an insurance trust account which secures payments under the Company’s reinsurance agreements.

Residential Loans Carried at Amortized Cost and Revenue Recognition

Residential Loans Carried at Amortized Cost

The Company’s historical residential loans consist of residential mortgage loans and residential retail installment agreements originated by the Company and acquired from other originators, principally Jim Walter Homes, Inc., or JWH, an affiliate of Walter Energy, or more recently, acquired as part of a pool. In addition, with the acquisition of Green Tree, the Company is required to repurchase certain loans at par under a mandatory repurchase obligation (refer to Note 4 for further information). Residential loans originated for or acquired from JWH were initially recorded at the discounted value of the future payments using an imputed interest rate, net of cost basis adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. The Company has had minimal origination activity subsequent to May 1, 2008, when the Company ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations subsequent to May 1, 2008 relate to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Variations in the estimated market rate of interest used to initially record residential loans could affect the timing of

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income recognition. Residential loans acquired in a pool are generally purchased at a discount to their unpaid principal balance, are recorded at their purchase price, and stated at amortized cost.

Interest Income and Amortization

Interest income on the Company’s residential loans carried at amortized cost consists of the interest earned on the outstanding principal balance of the underlying loan based on the contractual terms of the mortgage loan and retail installment agreement and the amortization of cost basis adjustments, principally premiums and discounts. The retail installment agreements state the maximum amount to be charged to borrowers, and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Cost basis adjustments are deferred and recognized over the contractual life of the loan as an adjustment to yield using the level yield method. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums, discounts or other cost basis adjustments arising from the loan’s inception.

Non-accrual Loans

Residential loans carried at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not collectible.

Acquired Credit-Impaired Loans

At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the scheduled contractual principal and contractual interest payments of the loan or pool of loans assuming prepayments over all cash flows expected at acquisition as an amount that should not be accreted (the non-accretable difference). The remaining amount, representing the excess or deficit of the cash flows expected to be collected for the loan or pool of loans over the amount paid, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). These loans are reflected in the consolidated balance sheets net of these discounts.

Quarterly, the Company evaluates the expected cash flows for each loan or pool of loans. An additional allowance for loan losses is recognized if it is probable the Company will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates the expected cash flows for a loan or pool of loans has significantly increased when compared to previous estimates, the yield is increased to recognize the additional income over the life of the asset prospectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio accounted for at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans accounted for at amortized cost includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.

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

The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Residential Loans Carried at Fair Value

The Company recognizes on its balance sheet residential loans associated with the Non-Residual Trusts, which consist of ten consolidated securitization trusts serviced by Green Tree. These residential loans serve as collateral for mortgage-backed debt. The Company elected to carry these residential loans at fair value. The yield on the loans along with any changes in fair value are recorded in net fair value losses in the consolidated statements of operations. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of the fair value adjustments.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables Related to Non-Residual Trusts

Receivables related to Non-Residual Trusts, which are recorded in receivables, net, consist of the estimated fair value of expected future draws on letters of credit, or LOCs, from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows from the LOC draws will be paid directly to the underlying securitization trusts and will be used to pay debt holders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company elected to carry these receivables at fair value. Changes in fair value are recorded in net fair value losses in the consolidated statements of operations.

Servicing

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to Green Tree’s servicing and sub-servicing contracts in place at the acquisition date. Additionally, the Company may acquire the rights to service loans through the purchase of such rights from third parties. Residential loans represent the single class of servicing rights. All newly acquired servicing rights are initially measured at fair value and subsequently amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded in depreciation and amortization in the consolidated statements of operations. Servicing rights are stratified by product type and compared to the estimated fair value on a quarterly basis. To the extent that the carrying value for a strata exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net.

Servicing Revenue and Fees

Servicing revenue and fees includes contractual servicing fees based on a percentage of the unpaid principal balance of the related collateral, incentive and performance fees, and ancillary income. Ancillary income includes late fees, prepayment fees and collection fees. Contractual servicing fees are accrued in the period the services have been performed and ancillary income is recognized generally upon collection. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income and modification fees. Incentive and performance fees are recognized based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Certain incentive fees are recognized when determinable, which is when the Company is officially notified of the amount of such fees.

Servicer and Protective Advances

In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to investors prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral, or from investors. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool level proceeds. These assets are carried at cost, net of estimated losses. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses in the consolidated statements of operations.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Custodial Accounts

In connection with its servicing activities, the Company has a fiduciary responsibility for amounts related to borrower escrow funds and other custodial funds due to investors aggregating $287.4 million and $24.0 million at December 31, 2011 and 2010, respectively. These funds are maintained in segregated bank accounts, which do not represent assets and liabilities of the Company, and accordingly, are not reflected in the consolidated balance sheets.

Goodwill

Goodwill represents the excess of the consideration paid for an acquired entity over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. Goodwill is assessed for impairment by comparing the carrying value of reporting units to their fair values. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate. The fair value of each reporting unit is compared to its net assets including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment test effective October 1, 2011, which included the consideration of certain economic factors and determined that the carrying amount of goodwill was not impaired.

Intangible Assets

Intangible assets are associated with customer relationships and relate to the asset receivables management, insurance and servicing businesses, as well as institutional relationships. The intangible assets associated with the asset receivables management, insurance and servicing businesses are being amortized using an economic consumption method over the related expected useful lives. The intangible asset related to institutional relationships is being amortized on a straight-line basis over two and a half years. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recorded if the carrying value is not recoverable and exceeds its fair value, which is generally based on discounted cash flows.

Premises and Equipment, Net

Premises and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization, which includes amortization of assets recorded under capital leases, is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset. Costs to internally develop computer software are capitalized during the application development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project during the capitalization period. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value, which is generally determined based on appraisals or sales prices of comparable assets.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Owned, Net

Real estate owned, net, which is included in other assets in the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loans losses for residential loans accounted for at amortized cost and to net fair value losses for loans accounted for at fair value. The fair value of the property is generally based upon historical resale recovery rates and current market conditions. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net in the consolidated statements of operations. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are charged to other expenses, net in the consolidated statements of operations when incurred. The majority of real estate owned is reported in the Loans and Residuals operating segment.

When the Company sells real estate owned, in most circumstances, financing of both the home and related real estate is provided by the Company. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met. However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are recorded in other expenses, net in the consolidated statements of operations.

Insurance Operations

Agency Business

Commission revenue is recognized when the earnings process has been completed, which is the effective date of the insurance policy. As customers generally pay their premiums in installments over the life of the policies, the Company records an insurance premium receivable and corresponding payable to insurance carrier, net of commission, which are included in the consolidated balance sheets in receivables, net and payables and accrued liabilities, respectively. At the time commission revenue is recognized, the Company can reliably estimate expected policy cancellations and records a reserve for cancellations, which is estimated based on historical experience adjusted for known events or circumstances. The reserve for policy cancelations is evaluated on a quarterly basis and adjusted to reflect current estimates. At December 31, 2011 and 2010, policy cancellation reserves, which are recorded in payables and accrued liabilities in the consolidated balance sheets, were $3.6 million and $0, respectively.

Reinsurance Business

Premium revenue is recognized and recorded in insurance revenue ratably over the life of the insurance contract. Accruals for property liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and unreported claims of insured property liability losses, based upon the facts in each case and the Company’s experience with similar matters. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

At December 31, 2011 and 2010, the gross liability for unpaid claims was $0.7 million and $0.5 million, respectively, and is included in payables and accrued liabilities in the consolidated balance sheets. Total incurred claims expense was $5.4 million, $2.3 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is recorded in other expenses, net in the consolidated statements of operations.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicer Payables

Servicer payables represent amounts collected, primarily from residential borrowers, whose loans the Company services, that will be remitted to third-party trusts, investors or others.

Debt

Debt is carried net of discounts at amortized cost. Associated deferred debt issuance costs are recorded in other assets in the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt using the interest method.

Derivatives

Derivative instruments are used as part of an overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates. Derivative instruments are measured at fair value and included in other assets in the consolidated balance sheets. Changes in fair value are recorded in net fair value losses in the consolidated statements of operations.

Mortgage-Backed Debt

The Company’s historical mortgage-backed debt associated with the Residual Trusts is carried net of discounts at amortized cost. Associated deferred debt issuance costs are recorded in other assets in the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the lives of the securitization trusts using the interest method. As a result of the acquisition of Green Tree, the Company recognizes on its balance sheet mortgage-backed debt associated with the Non-Residual Trusts and elected to carry this debt at fair value. Changes in fair value are recorded in net fair value losses in the consolidated statements of operations.

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

The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The Company records interest and penalties on uncertain tax positions in income tax expense and general and administrative expense, respectively, in the consolidated statements of operations.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company has in effect stock incentive plans under which restricted stock, restricted stock units, or RSUs, and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense using the graded method over the requisite service periods. The fair value of the Company’s restricted stock and RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The Company has estimated the fair value of non-qualified stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price and expected dividends.

Basic and Diluted Earnings (Loss) Per Share

Outstanding share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the calculation of basic earnings per common share pursuant to the two-class method. For the Company, participating securities are comprised of certain outstanding restricted stock and RSUs. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. During periods of net loss, diluted loss per share is equal to basic loss per share as the antidilutive effect of non-participating share-based awards is disregarded. No effect is given to participating securities in the computation of basic and diluted loss per share as these securities do not share in the losses of the Company.

Litigation

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2010, the FASB issued an accounting standards update to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses, including disclosures regarding credit quality indicators, past due information, and modification of financing receivables. The guidance related to disclosures as of the end of interim and annual reporting periods was effective for the Company’s reporting period ended December 31, 2010. The guidance related to disclosures about activity that occurs during interim and annual reporting periods was effective for the Company’s reporting period ended March 31, 2011. The disclosures required by this standard have been included in Note 7.

In December 2010, the FASB issued an accounting standards update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma disclosures. In the event that comparative financial statements are presented, the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding comparative year. The adoption of this standard was effective January 1, 2011 and has been applied to the supplemental pro-forma disclosures relative to the Company’s acquisition of Green Tree as disclosed in Note 4.

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.    Business Separation from Walter Energy and Merger with Hanover

On September 30, 2008, Walter Energy outlined its plans to separate its financing business from its core natural resources businesses through a spin-off to stockholders and subsequent merger with Hanover. In furtherance of these plans, on September 30, 2008, Walter Energy and WIM entered into a definitive agreement to merge WIM with Hanover, which agreement was amended and restated on February 17, 2009. To effect the separation, WIM was formed on February 3, 2009, as a wholly-owned subsidiary of Walter Energy, having no independent assets or operations. Immediately prior to the spin-off, substantially all of the assets and liabilities related to the financing business were contributed, through a series of transactions, to WIM in return for WIM’s membership units.

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

The business combination has been accounted for as a reverse acquisition with WIM considered the accounting acquirer.

Related-Party Expenses

General corporate expenses incurred prior to April 17, 2009 contain allocations of operating costs between WIM and Walter Energy. The costs include risk management, executive salaries, and other centralized business functions and were allocated to Walter Energy’s subsidiaries based on estimated annual revenues. Such costs are included in other expenses, net in the consolidated statements of operations and were $0.9 million for the year ended December 31, 2009. Certain costs incurred by Walter Energy that were considered directly related to WIM were charged to WIM and are included in general and administrative expenses in the consolidated statements of operations. These costs were $0.1 million for the year ended December 31, 2009. Management believes these allocations are made on a reasonable basis; however, the consolidated financial statements may not necessarily

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had WIM operated as a stand-alone entity prior to April 17, 2009.

4.    Acquisitions

Green Tree

On July 1, 2011, the Company acquired all of the outstanding membership interests of Green Tree, or the Acquisition. The table below details the fair value of the consideration transferred in connection with the Acquisition (in thousands):

Amount
Cash to owners of Green Tree(1)	$737,846
Cash to settle Green Tree senior secured credit facility(1)(2)	274,794
Company common stock (1,812,532 shares at $22.19 per share)(3)	40,220

Total consideration	$1,052,860

(1)

The cash portion of the Acquisition was funded through cash on hand and debt issuances as discussed in Note 16. Cash on hand was largely generated by monetizing existing corporate assets as discussed in Note 17. This amount includes $45.0 million in restricted cash that is payable to the owners of Green Tree and is recognized in payables and accrued liabilities at December 31, 2011 and presented in Note 14.

(2)	Simultaneously with the closing of the Acquisition, $274.8 million of previously outstanding Green Tree secured debt was retired.

(3)	The fair value of $22.19 per share for the 1.8 million common shares issued was based on an average of the high and low prices of the Company’s shares on July 1, 2011.

The purchase consideration of approximately $1.1 billion was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provided below is a table summarizing the originally reported estimated acquisition date fair values of the assets acquired and liabilities assumed, measurement period adjustments recorded in the three month period ended December 31, 2011 and the adjusted purchase price allocation (in thousands):

	Originally Reported	Measurement Period Adjustments	Adjusted
Assets
Cash and cash equivalents	$22,046	$—	$22,046
Restricted cash	110,040	(3,631)	106,409
Residential loans	729,195	—	729,195
Receivables	225,530	(14,367)	211,163
Servicer and protective advances	134,689	—	134,689
Servicing rights	278,952	—	278,952
Goodwill	468,163	2,128	470,291
Intangible assets	142,303	7,764	150,067
Premises and equipment	132,814	—	132,814
Other assets	13,161	—	13,161

Total assets acquired	2,256,893	(8,106)	2,248,787

Liabilities
Payables and accrued liabilities	121,114	(6,603)	114,511
Servicing advance liabilities	110,861	—	110,861
Debt	14,834	—	14,834
Mortgage-backed debt	861,674	—	861,674
Deferred tax liability, net	4,343	967	5,310
Servicer payables	91,207	(2,470)	88,737

Total liabilities assumed	1,204,033	(8,106)	1,195,927

Fair value of net assets acquired	$1,052,860	$—	$1,052,860

The estimated fair values of the assets acquired and liabilities assumed as originally reported were based on information that was available as of the acquisition date. The measurement period adjustments include changes to the estimated fair values primarily related to accrued receivables and payables associated with the Company’s insurance agency business along with the related effects on intangible assets and deferred taxes.

Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future cash flows and projections of growth. The Company also expects to achieve synergies, as the acquisition results in overlapping staff and administrative functions, duplicate servicing platforms and allows for cross deployment of proprietary technology to avoid certain other planned future expenditures. The amount allocated to estimated goodwill that is expected to be tax deductible is $452.9 million.

With the Acquisition, the Company assessed the nature of its combined business activities and, as a result, made structural changes to the internal organization which resulted in the following reportable segments: Servicing, Insurance, Asset Receivables Management, and Loans and Residuals. These segments are managed separately because they either provide different services or require different strategies. Refer to Note 23 for further information. At acquisition, the Company’s estimate of goodwill allocated to the Servicing and Insurance segments was $465.0 million and $5.3 million, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimate of identifiable intangibles assets recognized at acquisition with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period
Intangible assets:
Servicing	$69,362	7.0
Insurance	34,564	7.0
Asset receivables management	29,141	3.2
Institutional relationships	17,000	1.3

Total intangible assets	$150,067	5.6

As of the acquisition date, the Company recognized a contingent liability related to Green Tree’s mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The Company has estimated the fair value of this contingent liability at the acquisition date of $13.6 million, which is included in payables and accrued liabilities. The fair value was estimated based on prepayment, default and severity rate assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the undiscounted losses to be incurred under this obligation over the remaining lives of the loans at the acquisition date is $21.1 million.

In addition, at acquisition, the Company recognized a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations. The fees are based in part on the outstanding principal balance of the debt issued by theses trusts. The Company has estimated the fair value of this contingent liability at the acquisition date at $10.4 million, which is included in payables and accrued liabilities. The fair value was estimated based on prepayment and default assumptions related to the historical and projected performance of the underlying loans. The Company estimates that the undiscounted payments over the remaining lives of the securitizations at the acquisition date is $15.7 million.

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

The following table presents the unaudited pro forma combined revenues and net loss as if Green Tree had been acquired on January 1, 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010
Revenues	$597,645	$564,332
Net loss	(26,941)	(14,371)
Net loss per share — basic	(0.95)	(0.32)
Net loss per share — diluted	(0.95)	(0.32)

The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the Acquisition and related borrowings had taken place on January 1, 2010. The amounts have been calculated to reflect additional depreciation, amortization, and interest expense that would have been incurred assuming the Acquisition had occurred on January 1, 2010 together with the consequential tax effects. These amounts exclude costs incurred which were directly attributable to the Acquisition and which do not have a continuing impact on the combined operating results.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of Green Tree’s revenues and net income since the acquisition date included in the Company’s consolidated statement of operations for the period from the date of acquisition through December 31, 2011 are $216.8 million and $24.2 million, respectively. The Company incurred transaction-related expenses to acquire Green Tree of $12.9 million during the year ended December 31, 2011 which are primarily included in general and administrative expenses in the consolidated statement of operations.

Costs Associated with Exit Activities

As a result of the acquisition of Green Tree, the Company has taken steps to manage and optimize the combined operations of the consolidated company. The Company plans to reduce the overall cost structure by eliminating duplicate costs. The major costs incurred as a result of these actions during the year ended December 31, 2011 are severance and related costs of $3.2 million. The Company expects to complete these activities by the end of March 2012.

The cost of these activities is initially accrued based on estimates. As management exercises its plan, an increase or decrease to the accrued liability may be necessary due to changes in the estimated cost of these activities. The following table summarizes the accrued liability and related charges associated with these activities (in thousands):

	For the Year Ended December 31, 2011
	Balance January 1, 2011	Charges(1)	Cash Payments or Other Settlements	Balance December 31, 2011(2)
Severance and related costs(3)	$—	$3,222	$1,266	$1,956
Other	—	278	63	215

Total	$—	$3,500	$1,329	$2,171

(1)	Charges associated with exit activities have not been allocated to business segments and are included in Other in Note 23.

(2)	The accrued liability related to these activities is included in payables and accrued liabilities in the consolidated balance sheet.

(3)	Charges associated with severance and related costs are included in salaries and benefits in the consolidated statement of operations.

The Company expects to incur a total of $4.0 million in severance and related costs and $0.3 million in other costs.

Marix

On November 1, 2010, the Company completed its acquisition of Marix. The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus estimated contingent earn-out payments of $2.1 million. The contingent earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments are due after the end of each fiscal quarter for a three year period ended December 31, 2013. The estimated liability for future earn-out payments is recorded in payables and accrued liabilities. In accordance with the accounting guidance on business combinations, any future adjustments to the estimated earn-out liability will be recognized in the earnings of the period in which the change in the estimated payment occurs. At December 31, 2011, the estimated earn-out payable was reduced to $0 as the servicing revenue targets specified in the purchase agreement were not met in any of the four quarters in 2011 and management estimates that the revenue targets for the remaining two years of the earn-out period will not be met. No earn-out payments were earned or paid in 2011. As a result of management’s change in estimate, a gain of $2.1 million was recorded in other gains (losses) in the consolidated statement of operations for the year ended December 31, 2011.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Variable Interest Entities

Consolidated VIEs

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a VIE and whether or not the Company is required to consolidate the trust. Prior to the acquisition of Green Tree, the Company determined that it was the primary beneficiary of twelve securitization trusts and has consolidated these VIEs. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

The Company is not contractually required to provide any financial support to the Residual Trusts. The Company may, from time to time at its sole discretion, purchase certain assets from the trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. Based on current performance trends, the Company does not expect to provide financial support to the Residual Trusts.

Non-Residual Trusts

As a result of the acquisition of Green Tree, the Company determined that it is the primary beneficiary of ten securitization trusts that have been consolidated on the Company’s consolidated balance sheet at July 1, 2011. The Company does not currently own any residual interests in these trusts. In addition, the Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, Green Tree assumed certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. As the Company will take control of the remaining collateral in the trusts when these calls are exercised, the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.4 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $298.5 million at December 31, 2011. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet;

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Included in the table below is a summary of the carrying amounts of the assets and liabilities of the Residual Trusts that have historically been consolidated by the Company and of the Non-Residual Trusts that have been consolidated by the Company as a result of the acquisition of Green Tree (in thousands):

	Carrying Amount of Assets and Liablities of Consolidated VIEs
	December 31, 2011			December 31, 2010
	Residual Trusts	Non-Residual Trusts	Total	Residual Trusts
Assets
Restricted cash and cash equivalents	$43,452	$16,233	$59,685	$42,859
Residential loans	1,594,251	672,714	2,266,965	1,543,047
Allowance for loan losses	(13,604)	—	(13,604)	(15,217)

Residential loans, net	1,580,647	672,714	2,253,361	1,527,830
Receivables, net	—	81,782	81,782	—
Other assets	61,002	2,496	63,498	57,658

Total assets	$1,685,101	$773,225	$2,458,326	$1,628,347

Liabilities
Payables and accrued liabilities	$10,163	$—	$10,163	$8,593
Mortgage-backed debt	1,413,509	811,245	2,224,754	1,281,555

Total liabilities	$1,423,672	$811,245	$2,234,917	$1,290,148

The assets of each consolidated VIE are pledged as collateral for the mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated VIE is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts. The trusts are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts do not have recourse to the Company. Refer to Note 17 for additional information regarding the mortgage-backed debt and related collateral.

For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded in the consolidated statements of operations in interest income on loans and interest expense, respectively. Additionally, the Company records its estimate of probable incurred credit losses associated with the residential loans in provision for loan losses in the consolidated statements of operations. Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities, and issuances of and payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in net fair value losses in the consolidated statements of operations. Also included in net fair value losses is the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in net fair value losses as a component of the recognition of the interest income on the loans. The non-cash component of net fair value losses is recognized as an adjustment in reconciling net income (loss) to the net cash provided or used by operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

Unconsolidated VIEs

As a result of the acquisition of Green Tree, the Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. As described in the Consolidated VIEs section above, as part of an agreement to service the loans in eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were provided as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders.

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheet at July 1, 2011. However, for four of these securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. At December 31, 2011, the Company serviced $250.4 million of loans related to the four unconsolidated securitization trusts.

The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of the unconsolidated VIEs (in thousands):

	December 31, 2011
	Carrying Value of Assets Recorded on the Consolidated Balance Sheet			Maximum Exposure to Loss(1)	Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
Servicing arrangements with letter of credit reimbursement obligation	$2,909	$2,832	$5,741	$170,741	$250,426

(1)

The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on the Company’s consolidated balance sheet plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed below.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through the consolidated statements of operations. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. Upon the acquisition of Green Tree, the Company elected to measure at fair value certain assets and liabilities of the Non-Residual Trusts including residential loans, receivables and mortgage-backed debt. In addition, at the acquisition of Green Tree, the Company recognized contingent liabilities for a mandatory repurchase obligation and for professional fees liability related to certain securitizations that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.

The Company determines fair value based upon quoted broker prices, when available, or through the use of alternative approaches, such as the discounting of expected cash flows at market rates commensurate with an instrument’s credit quality and duration.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Recurring Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
Assets
Residential loans related to Non-Residual Trusts	$—	$—	$672,714	$672,714
Receivables related to Non-Residual Trusts	—	—	81,782	81,782

Total assets	$—	$—	$754,496	$754,496

Liabilities
Mandatory repurchase obligation	$—	$—	$11,849	$11,849
Professional fees liability related to certain securitizations	—	—	9,666	9,666
Mortgage-backed debt related to Non-Residual Trusts	—	—	811,245	811,245

Total liabilities	$—	$—	$832,760	$832,760

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

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, compared to the required debt payments of the securitization trusts. The cash flows from the loans and thus the cash to be provided by the LOCs is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of the loans combined with an assessment of market interest rates. Receivables related to Non-Residual Trusts are recorded in receivables, net in the consolidated balance sheets.

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation in which the Company is required to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that a market participant would consider in valuing these liabilities, including but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in payables and accrued liabilities in the consolidated balance sheets.

Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and auction agent fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that a market participant would consider in valuing these liabilities, including but not limited to, estimates of collateral repayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Professional fees liability related to certain securitizations are included in payables and accrued liabilities in the consolidated balance sheets.

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that a market participant would consider in valuing debt, include but are not limited to, prepayment, default, loss severity and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on credit characteristics combined with an assessment of market interest rates. Mortgage-backed debt related to Non-Residual Trusts is recorded in mortgage-backed debt in the consolidated balance sheets.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Year Ended December 31, 2011
	Fair Value January 1, 2011	Green Tree Acquisition	Total Gains (Losses) Included in Net Loss	Settlements	Fair Value December 31, 2011
Assets
Residential loans related to Non-Residual Trusts	$—	$726,475	$15,274	$(69,035)	$672,714
Receivables related to Non-Residual Trusts	—	84,921	5,987	(9,126)	81,782

Total assets	$—	$811,396	$21,261	$(78,161)	$754,496

Liabilities
Mandatory repurchase obligation	$—	$(13,638)	$981	$808	$(11,849)
Professional fees liability related to certain securitizations	—	(10,440)	(607)	1,381	(9,666)
Mortgage-backed debt related to Non-Residual Trusts	—	(861,674)	(22,197)	72,626	(811,245)

Total liabilities	$—	$(885,752)	$(21,823)	$74,815	$(832,760)

Total gains and losses for assets and liabilities measured at fair value on a recurring basis are recognized in net fair value losses in the consolidated statements of operations. Total gains and losses included in net loss include accretion and amortization related to realization of expected cash flows, as well as changes in valuation inputs and assumptions.

Items Measured at Fair Value on a Non-Recurring Basis

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of operations.

Carrying values and the corresponding fair value adjustments during the period for real estate owned assets measured in the consolidated financial statements at fair value on a non-recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Loss Adjustment For the Year Ended
Real estate owned
December 31, 2011	$56,147	$—	$—	$56,147	$(5,377)
December 31, 2010	67,629	—	—	67,629	(829)

These real estate owned properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, South Carolina, Louisiana and Georgia. The real estate owned properties

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a weighted-average holding period of 12 months. To estimate the fair value, the Company utilizes historical loss severity rates experienced on similar real estate owned properties previously sold by the Company. For the years ended December 31, 2011, 2010, and 2009, real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of operations were $11.9 million, $6.5 million, and $5.7 million, respectively.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$32,652	$32,652	$114,352	$114,352
Restricted cash and cash equivalents	332,428	332,428	52,289	52,289
Residential loans, net
Residential loans carried at amortized cost	1,591,864	1,587,258	1,621,485	1,566,000
Residential loans carried at fair value	672,714	672,714	—	—
Receivables, net
Insurance premium receivables	110,980	107,111	1,979	1,979
Receivables related to Non-Residual Trusts at fair value	81,782	81,782	—	—
Other	35,366	35,366	1,447	1,447
Servicer and protective advances, net	129,261	120,361	10,440	10,440
Financial liabilities
Payables and accrued liabilities
Mandatory repurchase obligation	11,849	11,849	—	—
Professional fees liability related to certain securitizations	9,666	9,666	—	—
Payables to insurance carriers	49,246	48,812	—	—
Other	160,715	160,715	41,762	41,762
Dividends payable	—	—	13,431	13,431
Servicing advance liabilities	107,039	107,060	3,254	3,254
Servicer payables	213,698	213,698	—	—
Debt(1)	718,247	765,201	—	—
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost(2)	1,392,393	1,401,400	1,262,131	1,235,000
Mortgage-backed debt carried at fair value	811,245	811,245	—	—

(1)	Debt is net of deferred issuance costs of $24.4 million at December 31, 2011.

(2)	Mortgage-backed debt is net of deferred issuance costs of $21.1 million and $19.4 million at December 31, 2011 and 2010, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, other payables and accrued liabilities, dividends payable, and servicer payables — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

Residential loans at amortized cost — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for residential loans related to Non-Residual Trusts.

Insurance premium receivables — The estimated fair value of this receivable is based on the net present value of the expected cash flows. The determination of fair value includes assumptions related to the underlying collateral serviced by the Company, such as delinquency and default rates, as the insurance premiums are collected as part of the customers’ loan payments or from the related trusts.

Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements as well as assumptions related to the underlying collateral, when proceeds may be used to recover these receivables.

Servicing advance liabilities — The estimated fair value of these liabilities is based on the net present value of projected cash flows over the expected life of the liabilities.

Payables to insurance carriers — The estimated fair value of this liability is based on the net present value of the expected carrier payments over the life of the payables.

Debt — The Company’s 2011 Term Loans are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on a broker quote. The estimated fair value of the Company’s other debt approximates their carrying amounts due to their highly liquid or short-term nature.

Mortgage-backed debt — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts.

Fair Value Option

The Company elected the fair value option for certain assets and liabilities of the VIEs that have been consolidated as a result of the acquisition of Green Tree. These assets and liabilities related to the Non-Residual Trusts include residential loans, receivables and mortgage-backed debt. The fair value option was elected for these assets and liabilities as fair value best reflects the expected future economic performance of these assets and liabilities.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option and the related fair value gains and losses resulting from the instrument-specific credit risk and other factors (in thousands):

	December 31, 2011		For the Year Ended December 31, 2011
			Instrument- Specific Credit Risk (2)	Other(3)	Fair Value Gain (Loss)(4)
	Estimated Fair Value	Unpaid Principal Balance(1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$672,714	$907,207	$(2,624)	$17,898	$15,274
Receivables related to Non-Residual Trusts	81,782	87,802	3,210	2,777	5,987

Total	$754,496	$995,009	$586	$20,675	$21,261

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$811,245	$920,761	$(814)	$(21,383)	$(22,197)

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs.

(2)	Consists of changes in fair value due to changes in assumptions related to prepayments, defaults and severity.

(3)

Includes interest income and expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion, and changes in fair value due to changes in the London Interbank Offered Rate, or LIBOR, as well as actual cash flows differing than expected.

(4)

The fair value gains and losses on assets and liabilities of the Non-Residual Trusts at fair value under the fair value option are recognized in net fair value losses in the consolidated statements of operations.

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $2.2 million and an unpaid principal balance of $11.9 million at December 31, 2011.

Fair Value Gains (Losses)

Provided in the table below is a summary of net fair value losses (in thousands):

For the Year Ended December 31, 2011
Net fair value gains (losses)
Assets of Non-Residual Trusts	$21,261
Liabilities of Non-Residual Trusts	(22,197)
Mandatory repurchase obligation	981
Professional fees liability related to certain securitizations	(607)
Other	(490)

Net fair value losses	$(1,052)

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Residential Loans, Net

Residential loans are held for investment and consist of residential mortgages, manufactured housing loans, and retail installment agreements that are primarily held in securitization trusts that have been consolidated by the Company. The residential loans that are held in the Residual Trusts as well as unencumbered loans are accounted for at amortized cost while the residential loans that are held in the Non-Residual Trusts that have been consolidated in conjunction with the Company’s acquisition of Green Tree are accounted for at fair value. The residential loans held in consolidated securitization trusts are pledged as collateral for the mortgage-backed debt issued by the trusts and are not available to satisfy claims of the general creditors of the Company. Refer to Note 5 for further information regarding these consolidated VIEs and to Note 17 for further information regarding the mortgage-backed debt and related collateral.

Residential loans, net are summarized in the table below (in thousands):

	December 31, 2011			December 31, 2010
	Carried at Amortized Cost(1)	Carried at Fair Value	Total	Carried at Amortized Cost(1)	Carried at Fair Value	Total
Residential loans, principal balance	$1,776,063	$907,207	$2,683,270	$1,803,758	$—	$1,803,758
Unamortized premiums (discounts) and other cost basis adjustments, net	(170,375)	—	(170,375)	(166,366)	—	(166,366)
Fair value adjustment	—	(234,493)	(234,493)	—	—	—
Allowance for loan losses	(13,824)	—	(13,824)	(15,907)	—	(15,907)

Residential loans, net	$1,591,864	$672,714	$2,264,578	$1,621,485	$—	$1,621,485

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $15.3 million and $16.0 million in accrued interest receivable at December 31, 2011 and 2010, respectively.

Residential Loan Acquisitions

At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss given default. The Company acquired residential loans to be held for investment in the amount of $46.5 million and $73.7 million, adding $64.6 million and $99.8 million of unpaid principal to the residential loan portfolio in the years ended December 31, 2011 and 2010, respectively, which included $28.0 million and $14.3 million in acquisitions of credit impaired loans during the same periods, respectively. There were no acquisitions in 2009. These residential loans acquired included performing and non-performing, fixed and adjustable-rate loans, on single-family, owner occupied and investor-owned residences located within the Company’s existing southeastern U.S. geographic footprint.

The Green Tree acquisition added $961.8 million in unpaid principal to the residential loan portfolio, which included $5.0 million in credit-impaired residential loans at the date of acquisition. These residential loans include primarily performing, fixed and adjustable-rate loans on manufactured housing residences.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands).

	For the Years Ended December 31,
	2011	2010
Contractually required cash flows for acquired loans at acquisition	$59,339	$26,277
Nonaccretable difference	(30,366)	(12,755)

Expected cash flows for acquired loans at acquisition	28,973	13,522
Accretable yield	(9,006)	(4,174)

Fair value at acquisition	$19,967	$9,348

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans during the years ended December 31, 2011 and 2010 (in thousands).

	For the Years Ended December 31,
	2011	2010
Balance at beginning of year	$4,174	$—
Additions	9,006	4,174
Accretion	(2,729)	—
Reclassifications from nonaccretable difference	4,843	—

Balance at end of year	$15,294	$4,174

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	December 31,
	2011	2010
Outstanding balance(1)	$45,827	$14,456
Carrying amount	28,622	9,340

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

Disclosures About the Credit Quality of Residential Loans at Amortized Cost and the Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio accounted for at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio. The allowance for loan losses on residential loans accounted for at amortized cost includes two components: (1) specifically identified residential loans that are evaluated individually for impairment and (2) all other residential loans that are considered a homogenous pool that are collectively evaluated for impairment.

The Company reviews all residential loans accounted for at amortized cost for impairment and determines a residential loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Factors

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered in assessing collectability include, but are not limited to, a borrower’s extended delinquency and the initiation of foreclosure proceedings. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company determines a specific impairment allowance based on the difference between the carrying value of the residential loan and the estimated fair value of the collateral.

The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, for the residential loans evaluated collectively is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.

Given continuing pressure on residential property values, especially in the southeastern U.S. market, continued high unemployment and a generally uncertain economic backdrop, the Company expects the allowance for loan losses to continue to remain elevated until such time as it experiences a sustained improvement in the credit quality of the residential loan portfolio. The future growth of the allowance is highly correlated to unemployment levels and changes in home prices within the Company’s markets.

While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Modifications

Occasionally, the Company modifies a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs. Troubled debt restructurings are insignificant to the Company.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$15,907	$17,661	$18,969
Provision for loan losses	6,016	6,526	9,441
Charge-offs, net of recoveries(1)	(8,099)	(8,280)	(10,749)

Balance at end of year	$13,824	$15,907	$17,661

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $4.7 million, $5.2 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	December 31,
	2011	2010
Allowance for loan losses
Loans individually evaluated for impairment	$4,366	$3,599
Loans collectively evaluated for impairment	9,286	12,308
Loans acquired with deteriorated credit quality	172	—

Total	$13,824	$15,907

Recorded investment in residential loans carried at amortized cost
Loans individually evaluated for impairment	$50,516	$44,737
Loans collectively evaluated for impairment	1,526,550	1,583,315
Loans acquired with deteriorated credit quality	28,622	9,340

Total	$1,605,688	$1,637,392

Impaired Residential Loans

The following tables present loans carried at amortized cost which are individually evaluated for impairment and consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Individually impaired
With no related allowance recorded	$7,636	$9,129	$—	$11,932	$13,911	$—
With an allowance recorded	42,880	45,775	4,366	32,805	35,799	3,599
Purchased credit-impaired
With no related allowance recorded	2,842	5,243	—	9,340	14,329	—
With an allowance recorded	25,780	40,027	172	—	—	—

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually impaired
With no related allowance recorded	$8,012	$27	$10,164	$13
With an allowance recorded	37,163	74	39,808	106
Purchased credit-impaired
With no related allowance recorded	18,992	2,004	4,670	40
With an allowance recorded	5,156	725	—	—

Aging of Past Due Residential Loans

The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans carried at amortized cost
December 31, 2011	$17,544	$10,396	$61,107	$89,047	$1,516,641	$1,605,688	$61,107
December 31, 2010	24,262	8,274	43,355	75,891	1,561,501	1,637,392	43,355

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	December 31,
	2011	2010
Performing	$1,516,641	$1,561,501
Non-performing	89,047	75,891

Total	$1,605,688	$1,637,392

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Concentrations of credit risk associated with the residential loan portfolio are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of residential loans on the Company’s consolidated balance sheets by the state in which the home securing the loan is located and is based on their unpaid principal balances.

	December 31,
	2011	2010
Texas	26%	35%
Mississippi	11%	15%
Alabama	8%	8%
Georgia	7%	5%
Florida	6%	7%
North Carolina	6%	4%
South Carolina	5%	6%
Louisiana	5%	6%
Other	26%	14%

Total	100%	100%

As of December 31, 2011 and 2010, the Company did not have a material amount of negative-amortizing loans, teaser-rate loans or interest-only loans.

8.    Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2011	2010
Insurance premium receivables	$110,980	$1,979
Receivables related to Non-Residual Trusts at fair value	81,782	—
Servicing fee receivables	30,530	783
Other receivables	4,859	762

Receivables	228,151	3,524
Less: Allowance for uncollectible servicing fee and other receivables	(23)	(98)

Receivables, net	$228,128	$3,426

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Servicer and Protective Advances, Net

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

	December 31,
	2011	2010
Servicer advances	$44,079	$3,285
Protective advances	102,590	21,311

Servicer and protective advances	146,669	24,596
Less: Allowance for uncollectible advances	(17,408)	(14,156)

Servicer and protective advances, net	$129,261	$10,440

At December 31, 2011, servicer and protective advances include $59.9 million pledged as collateral under the Receivables Loan Agreement. In addition, at December 31, 2011, the Company has $58.3 million of servicer and protective advances for which future collections of these advances are required to be remitted to a third party to settle the balance outstanding under the Servicer Advance Reimbursement Agreement. See Note 15 for further information.

10.    Servicing of Residential Loans

The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans for third parties, as well as for loans recognized on the consolidated balance sheets. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as loans held for investment and real estate owned held for sale recognized on the consolidated balance sheets. As a result of the Acquisition, the Company capitalized the servicing rights associated with Green Tree’s servicing and sub-servicing agreements in existence at the date of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2011		December 31, 2010
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors(1)
Capitalized servicing rights	402,067	$18,717,559	—	$—
Capitalized sub-servicing(2)	318,363	16,302,306	—	—
Sub-servicing	259,100	48,264,295	5,539	1,348,329

Total third-party servicing portfolio	979,530	83,284,160	5,539	1,348,329
On-balance sheet
Residential loans and real estate owned(3)	62,027	2,749,894	34,842	1,882,675

Total on-balance sheet serviced assets	62,027	2,749,894	34,842	1,882,675

Total servicing portfolio	1,041,557	$86,034,054	40,381	$3,231,004

(1)	Includes real estate owned serviced for third parties.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Consists of sub-servicing contracts in existence at the date of acquisition.

(3)

Consists of unencumbered residential loans and real estate owned as well as residential loans and real estate owned held by the Residual and Non-Residual Trusts, which are recognized on the Company’s consolidated balance sheets.

The following table summarizes the activity in the carrying value of servicing rights for the year (in thousands):

For the Year Ended December 31, 2011
Balance at beginning of year	$—
Green Tree acquisition	278,952
Amortization(1)	(28,623)
Impairment	—

Balance at end of year	$250,329

(1)	Amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of operations.

At December 31, 2011, servicing rights include $30.0 million pledged as collateral under the Mortgage Servicing Rights Credit Agreement. See Note 16 for further information.

Servicing rights are accounted for at amortized cost and evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages. The fair value of servicing rights is estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (dollars in thousands):

December 31, 2011
Carrying amount of servicing rights	$250,329
Estimated fair value of servicing rights	262,719
Cumulative scheduled principal balance of serviced loans at the end of the year	34,815,996
Assumptions
Weighted-average remaining life in years	5.7
Weighted-average stated customer interest rate on underlying collateral	7.82%
Weighted-average discount rate	12.46%
Expected cost to service as a percentage of principal balance of serviced loans	0.49%
Expected ancillary fees as a percentage of principal balance of serviced loans	0.07%
Expected conditional repayment rate as a percentage of principal balance of serviced loans	5.23%
Expected conditional default rate as a percentage of principal balance of serviced loans	6.27%

The valuation of servicing rights is affected by the underlying assumptions including the expected cost of servicing, ancillary fees, prepayments of principal, defaults and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Goodwill and Other Intangible Assets

Goodwill and customer and institutional relationship related intangible assets were recorded upon the acquisition of Green Tree. At December 31, 2011, goodwill of $430.5 million, $34.5 million and $5.3 million has been allocated to the Servicing, Asset Receivables Management and Insurance segments, respectively.

Other intangible assets consist of the following (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships
Servicing	$69,362	$(3,668)	$65,694
Insurance	34,564	(1,828)	32,736
Asset receivables management	29,141	(3,689)	25,452
Institutional relationships	17,000	(3,400)	13,600

Total intangible assets	$150,067	$(12,585)	$137,482

Amortization expense associated with other intangible assets is included in depreciation and amortization and is as follows (in thousands):

For the Year Ended December 31, 2011
Customer relationships
Servicing	$3,668
Insurance	1,828
Asset receivables management	3,689
Institutional relationships	3,400

Amortization expense	$12,585

Based on the balance of other intangible assets at December 31, 2011, estimated amortization expense is expected to approximate the following for each of the next five years and thereafter (in thousands):

Amortization Expense
2012	23,962
2013	21,541
2014	12,434
2015	10,717
2016	9,468
Thereafter	59,360

Total	$137,482

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Premises and Equipment, Net

Premises and equipment, net consists of the following (in thousands):

	December 31,
	2011	2010
Computer software	$134,523	$12,130
Computer hardware	8,116	1,097
Furniture and fixtures	3,616	512
Office equipment and other	3,001	1,211

Premises and equipment	149,256	14,950
Less: Accumulated depreciation and amortization	(18,846)	(12,664)

Premises and equipment, net	$130,410	$2,286

The Company depreciates premises and equipment over their useful lives or lease term, if shorter. The useful life of computer hardware, furniture and fixtures and office equipment and other is 3 years. Computer software has a useful life of 7 years. The Company recorded depreciation and amortization expense for premises and equipment, net of $11.9 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in computer software is internally-developed software obtained by the Company through the acquisition of Green Tree. The software was recorded at fair value on the date of acquisition and has a net carrying amount at December 31, 2011 of $118.3 million. For the year ended December 31, 2011, amortization expense was $9.0 million. Provided below is an estimate of amortization expected to be expensed over the next five years and thereafter (in thousands):

Amortization Expense
2012	18,983
2013	18,983
2014	18,816
2015	17,587
2016	17,587
Thereafter	26,381

Total	$118,337

13.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Real estate owned, net	$56,147	$67,629
Deferred debt issuance costs on:
2011 Term Loans and Revolver (Note 16)	24,379	—
Mortgage-backed debt	21,116	19,424
Prepaid expenses	7,145	1,723
Other	9,241	2,215

Total other assets	$118,028	$90,991

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Payables to insurance carriers	$49,246	$—
Acquisition related escrow funds payable to seller	45,000	—
Employee related liabilities	35,698	7,065
Uncertain tax positions	16,790	14,499
Mandatory repurchase obligation	11,849	—
Professional fees liability related to certain securitizations	9,666	—
Accrued interest on mortgage-backed debt carried at amortized cost and on debt	9,337	8,122
Income taxes payable	5,592	159
Other	48,298	11,917

Total payables and accrued liabilities	$231,476	$41,762

15.    Servicing Advance Liabilities

Servicer Advance Reimbursement Agreement

In October 2009, Green Tree entered into a Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $100.0 million. The reimbursement rates vary by product and range from 80% to 95%. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires on June 30, 2012 but is automatically renewed on an annual basis unless advance notification is received from the counterparty of its intent to terminate the agreement 120 days prior to the one year period. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at December 31, 2011 was $58.3 million.

On February 29, 2012, the counterparty notified the Company of its intent to terminate this agreement and to provide a new agreement with revised terms.

Receivables Loan Agreement

In July 2009, Green Tree entered into a three-year Receivables Loan Agreement collateralized by certain servicer and protective advances reimbursable from securitization trusts serviced by the Company. The principal payments on this note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments are dependent on the recoveries or repayments received on the underlying advances that collateralize the note. The Company is able to pledge new advances to the facility up to an outstanding note balance of $75.0 million. The advance rates on this facility vary by product ranging from 70% to 91.5%. The interest rate on this agreement is LIBOR plus 6.50%. The facility matures in July 2012. The balance outstanding under this agreement at December 31, 2011 was $48.7 million.

Servicing Advance Financing Facilities

As of November 11, 2008, Marix entered into a Servicing Advance Financing Facility Agreement, or the Servicing Facility. The note rate on the Servicing Facility was LIBOR plus 6.00%. The facility was originally set

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to terminate on September 30, 2010, but was extended as part of the Marix purchase agreement for six months to March 31, 2011. The maximum borrowing capacity on the Servicing Facility was $8.0 million.

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

The collateral for these servicing advance facilities represented servicing advances on mortgage loans serviced by Marix for investors managed by or otherwise affiliated with the seller of Marix, and such advances included principal and interest, taxes and insurance, and other protective advances. During the first quarter of 2011, the Company retired these servicing advance facilities.

16.    Debt

The following table summarizes the components of debt (in thousands). The Company had no debt outstanding at December 31, 2010.

	December 31, 2011
	Amortized Cost	Weighted- Average Stated Interest Rate(1)
Debt
Unpaid principal balance
First lien term loan	$481,250	7.75%
Second lien term loan	265,000	12.50%
Mortgage servicing rights credit agreement	9,599	2.77%
Other	1,768	—

Total debt unpaid principal balance	757,617
Discount	(14,991)

Total debt	$742,626	9.35%

(1)	Represents the weighted-average stated interest rate for the period through the respective date, which may be different from the effective rate due to the amortization of discounts and issuance costs.

The effective interest rate on debt, which includes the amortization of discounts and debt issuance costs, was 10.93% for the year ended December 31, 2011.

The following table provides the contractual maturities of debt at December 31, 2011 (in thousands):

Debt
2012	85,282
2013	75,718
2014	75,367
2015	75,000
2016	446,250

Total	$757,617

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loans and Revolver

On July 1, 2011, the Company entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, the Company entered into a $45 million senior secured revolving credit facility, or Revolver. The Company’s obligations under the 2011 Term Loans and Revolver are guaranteed by substantially all assets of most of the Company’s subsidiaries excluding the assets of the consolidated Residual and Non-Residual Trusts.

The table below describes the terms of the 2011 Term Loans and Revolver:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016
$45 million revolver	LIBOR plus 6.25%, LIBOR floor of 1.50%	Bullet payment at maturity	June 30, 2016

In addition to the required amortization payments noted in the table above, the first lien agreement requires the Company to prepay outstanding principal with 75% of excess cash flows as defined by the credit agreement when the Company’s Total Leverage Ratio is greater than 3.0 or 50% of excess cash flows when the Total Leverage Ratio is less than 3.0. These excess cash flow payments, if required, will be made during the first quarter of each fiscal year beginning in 2013. In addition, in the case of settlement of the first lien prior to scheduled maturity, excess cash flow payments based on terms similar to those of the first lien agreement would be required for the second lien.

The capacity under the Revolver allows requests for the issuance of LOCs of up to $22.5 million or total cash borrowings of up to $45.0 million less any amounts outstanding in issued LOCs. At December 31, 2011, the Company had outstanding $0.3 million in an issued LOC with total availability under the Revolver of $44.7 million. The commitment fee on the unused portion of the Revolver is 0.75% per year. The Company incurred $27.5 million of deferred debt issuance costs associated with the issuance of the Term Loans and Revolver.

The 2011 Term Loans and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict the Company and its subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Coverage Ratio and Total Leverage Ratio as defined in the debt agreements. These ratios are based on Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, adjusted to conform to requirements of the 2011 Term Loans, or Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA is defined for purposes of the 2011 Term Loan covenants as net income (loss) plus interest, provision for income taxes and depreciation and amortization, and adjustments for certain specified items as defined in the debt agreements. At December 31, 2011, the Company is in compliance with these covenants.

The Company purchased interest rate caps and a swaption with initial notional amounts of $391 million and $175 million, respectively, as economic hedges to protect against changes in the interest rates on the 2011 Term Loans. The interest rate caps have a rate of 2.50% through December 2013 and 3.25% in calendar year 2014. The swaption has no current rate and can be exercised in March 2015 at a 7.00% fixed payer rate. The fair value of the interest rate caps and swaption is $0.8 million and $0.5 million, respectively, at December 31, 2011 and is

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in other assets in the consolidated balance sheets. The change in fair value of these derivatives reflecting a net loss of $0.3 million for the year ended December 31, 2011 is included in net fair value losses in the consolidated statements of operations.

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

17.    Mortgage-Backed Debt and Related Collateral

Mortgage-Backed Debt

Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value. Refer to Note 5 for further information regarding the consolidated Residual and Non-Residual Trusts.

Provided in the table below is information regarding the mortgage-backed debt issued by the consolidated Residual and Non-Residual Trusts (in thousands):

	December 31, 2011	Weighted- Average Stated Interest Rate(1)	December 31, 2010	Weighted- Average Stated Interest Rate(1)
Residual Trusts
Unpaid principal balance	$1,415,093		$1,282,354
Discount	(1,584)		(799)

Total Residual Trusts at amortized cost	1,413,509	6.74%	1,281,555	6.51%
Non-Residual Trusts
Unpaid principal balance	920,761		—
Fair value adjustment	(109,516)		—

Total Non-Residual Trusts at fair value	811,245	5.63%	—	—

Total mortgage-backed debt	$2,224,754	6.30%	$1,281,555	6.51%

(1)	Represents the weighted-average stated interest rate which may be different from the effective rate due to the amortization of discounts and issuance costs.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls for which the Company is obligated to exercise at the earliest possible call dates, which is the date the principal amount of each loan pool falls to 10% of the original principal amount.

Residual Trusts

The Residual Trusts consist of the consolidated securitization trusts that are beneficially owned by the Company. These trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.

2011 Activity

In May 2011, the Company sold its Class B secured notes that had been issued on November 22, 2010 by Mid-State Capital Trust 2010-1 and held by the Company, increasing mortgage-backed debt by $85.1 million.

In June 2011, the Company sponsored a $102.0 million residential subprime mortgage securitization and consolidated the WIMC Capital Trust 2011-1, or Trust 2011-1. The Company determined it is the primary beneficiary of the trust as its ongoing loss mitigation and resolution responsibilities provide the Company with the power to direct the activities that most significantly impact its economic performance. In addition, the Company’s investment in the subordinate debt and residual interests issued by the trust provide it with the obligation to absorb losses or the right to receive benefits both of which could potentially be significant. Accordingly, the loans in the trust remain on the consolidated balance sheets as residential loans and the mortgage-backed debt issued by the trust has been recognized as a liability.

In June 2011, the Company also reissued $36.0 million in mortgage-backed debt that had previously been extinguished.

2010 Activity

In November 2010, the Company sponsored a $134.4 million residential subprime mortgage securitization and consolidated the trust on its consolidated balance sheet The Company determined it is the primary beneficiary of the trust for reasons consistent with the consolidation of Trust 2011-1.

During the year ended December 31, 2010, the Company purchased $36.2 million of the Company’s outstanding mortgage-backed debt through brokerage transactions. The purchases, which were accounted for as a retirement of debt, resulted in a gain on the extinguishment of mortgage-backed debt of $4.3 million.

The Residual Trusts, with the exception of Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. These trusts contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.58% at December 31, 2011 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 5.31% at December 31, 2011 compared to a trigger level of 5.25%. Certain triggers for Mid-State Trust 2005-1 and Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Residual Trusts

As a result of the acquisition of Green Tree, the Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019.

Collateral for Mortgage-Backed Debt

At December 31, 2011, the Residual and Non-Residual Trusts have an aggregate of $2.3 billion of principal in outstanding debt, which is collateralized by $2.9 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at December 31, 2011 was $87.8 million. The fair value of the expected draws of $81.8 million at December 31, 2011 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	December 31,
	2011	2010
Residential loans of securitization trusts, principal balance	$2,668,487	$1,682,138
Receivables related to Non-Residual Trusts	81,782	—
Real estate owned, net	42,382	38,234
Restricted cash and cash equivalents	59,685	42,859

Total mortgage-backed debt collateral	$2,852,336	$1,763,231

18.    Servicing Revenue and Fees

The Company services residential mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Years Ended December 31,
	2011	2010
Servicing fees	$126,610	$582
Incentive and performance fees	45,596	1,055
Ancillary and other fees(1)	13,971	630

Servicing revenue and fees	$186,177	$2,267

(1)	Includes late fees of $4.7 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

Servicing revenue and fees include $40.3 million for the year ended December 31, 2011 from the largest customer of the Company’s Servicing segment.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (in thousands, except for number of loans):

	December 31, 2011			December 31, 2010
	Number of Loans	Unpaid Principal Balance	Percentage of Total	Number of Loans	Unpaid Principal Balance	Percentage of Total
California	101,418	$16,840,740	20.2%	700	$291,192	21.6%
Florida	90,419	10,800,177	13.0	882	216,300	16.0
Arizona	41,724	5,207,939	6.3	109	26,512	2.0
New Jersey	15,499	1,980,627	2.4	232	71,875	5.3
New York	21,443	1,794,803	2.2	422	163,466	12.1
Other < 5%	709,027	46,659,874	55.9	3,194	578,984	43.0

Total	979,530	$83,284,160	100.0%	5,539	$1,348,329	100.0%

19.    Share-Based Compensation

Prior to the spin-off from Walter Energy, certain employees of the Company participated in Walter Energy’s 2002 Long-Term Incentive Award Plan, or the 2002 Plan, and the Long-Term Incentive Stock Plan approved by Walter Energy’s stockholders in October 1995, or the 1995 Plan, and amended in September 1997. Under both plans (collectively, the Walter Energy Equity Award Plans), employees were granted options to purchase stock in Walter Energy as well as RSUs. The share-based expense related to Company employees under the Walter Energy Equity Award Plans has been reflected in the Company’s consolidated statements of operations in salaries and benefits expense.

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

In connection with the spin-off, the Company’s Board of Directors adopted Hanover’s 1999 Equity Incentive Plan, or the 1999 EIP, and shareholders approved the 2009 Long Term Incentive Plan, or the 2009 LTIP, providing for future awards to the Company’s employees and directors. The 1999 EIP expired in 2009. The 2009 LTIP permitted grants of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors.

Effective May 10, 2011, the Company established the 2011 Omnibus Incentive Plan, or the 2011 Plan, which amended and restated the 2009 LTIP. Similar to the 2009 LTIP, the 2011 Plan permits the grant of stock options, restricted stock and other awards to the Company’s officers, employees and consultants, including directors. The 2011 Plan extends the term of the plan to May 10, 2021 and increases the number of authorized shares of common stock reserved for issuance under the plan by 3,550,000 shares to 6,550,000 shares, which represents the total number of shares authorized to be granted under the plans, some of which have already been granted. The 2011 Plan is administered by the Compensation Committee, which is comprised of two or more independent Board of Director members. No participant may receive options, restricted stock or other awards under the 2011 Plan that exceeds 2,000,000 shares in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee but, except in limited circumstances, the term cannot exceed

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement. No awards will be granted after the termination of the plan unless extended by stockholder approval.

As of December 31, 2011, there were 3,536,334 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock and RSUs. Stock options, RSUs and restricted stock generally vest over a three to four year period.

Stock Options

The grant date fair value of the stock options granted during the years ended December 31, 2011 and 2010 approximated $6.0 million and $0.7 million, respectively. The grant date fair value of the stock options granted from April 17, 2009 through December 31, 2009, the period subsequent to the spin-off and Merger, approximated $0.7 million.

The following table summarizes the activity in all plans for options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Option activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2008	58,259	$28.30	6.77	$183
Awards remaining with Walter Energy(1)	(28,781)	16.50

Outstanding at April 17, 2009	29,478	34.10
Option activity under the Company’s plans subsequent to the spin-off
Additional options issued by the Company at spin-off to preserve intrinsic value(2)	70,204	11.24
Granted	334,998	14.57
Exercised	(6,456)	8.40

Outstanding at December 31, 2009	428,224	13.89	8.86	937
Granted	234,518	14.71
Exercised	(92,963)	11.78
Forfeited or expired	(8,356)	14.39

Outstanding at December 31, 2010	561,423	14.57	8.38	2,588
Granted	735,886	17.61
Exercised	(14,136)	12.69
Forfeited or expired	(57)	10.14

Outstanding at December 31, 2011	1,283,116	$16.34	8.51	$6,042

Exercisable at December 31, 2011	303,208	$15.28	7.04	$2,272

(1)	Represents options of the Company’s employees who elected to retain Walter Energy options rather than convert them to those of the Company in connection with the spin-off.

(2)	Represents additional options granted at spin-off. The number of shares and the exercise price were equitably adjusted to preserve the option holders’ intrinsic value.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair values of stock options of the Company granted to employees of the Company during the years ended December 31, 2011, 2010, and 2009 were $8.09, $3.07 and $2.26, respectively. The total amount of cash received by the Company from the exercise of stock options by the Company’s employees was $0.2 million, $1.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of stock awards exercised or converted by the Company’s employees during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.5 million and $0.1 million, respectively. The total fair value of options held by employees of the Company that vested during the years 2011, 2010 and 2009 were $0.5 million, $0.4 million and $0.1 million, respectively.

Method and Assumptions Used to Estimate Fair Value of Options

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions the Company used for these awards are shown below.

	2011	2010	2009
Risk-free interest rate	1.91%	2.52%	2.32%
Dividend yield	0.22%	10.69%	13.40%
Expected life (years)	5.00	5.00	5.00
Volatility	52.28%	56.58%	60.39%
Forfeiture rate	0.00%	0.00%	4.62%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected life of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on the Company’s historical data and that of a peer group of companies due to a lack of stock price history. The forfeiture rate is based on historical termination experience.

Non-vested Share Activity

The Company’s non-vested share-based awards consist of restricted stock and RSUs.

Effective March 1, 2007, Walter Energy adopted the 2007 Long-term Incentive Award Plan, or the 2007 Plan, of JWH Holding Company, LLC, the Company’s immediate parent prior to the spin-off and Merger. The 2007 plan allowed for up to 20% of the LLC interest to be awarded or granted as incentive and non-qualified stock options to eligible employees, consultants and directors. Certain of the Company’s executives were eligible employees under the 2007 Plan. In 2006, the Board of Directors of Walter Energy granted a special equity award to certain executives of JWHHC whereby the employees received non-qualified options in JWHHC to acquire the equivalent of 11.25% of the total combined designated equity of the Company. The exercise price of these options was equal to the fair value at the date of grant. In conjunction with the spin-off, these awards were cancelled and replaced with RSUs of the Company. These awards were fully vested, in accordance with the original vesting terms, and expensed prior to the spin-off; therefore, no additional expense was recorded in connection with the cancellation and reissuance.

The grant date fair value of the share-based awards granted subsequent to the spin-off and Merger approximated $17.6 million, $3.4 million and $2.1 million during 2011, 2010 and 2009, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in all plans for non-vested awards, consisting of restricted stock and RSUs, by Walter Energy prior to the spin-off and by the Company subsequent to the spin-off:

	Shares	Aggregate Instrinsic Value (in 000s)	Weighted-Average Contractual Term (in years)
Non-vested share activity under Walter Energy’s equity plans prior to spin-off
Outstanding at December 31, 2008	58,477	$1,024	0.71
Vested	(18,566)
Awards remaining with Walter Energy(1)	(17,933)

Outstanding at April 17, 2009	21,978
Non-vested share activity under the Company’s plans subsequent to the spin-off
Replaced units at spin-off(2)	737,486
Granted	182,723

Outstanding at December 31, 2009	942,187	$13,502	9.14
Granted	236,104
Vested	(68,814)
Cancelled	(7,081)

Outstanding at December 31, 2010	1,102,396	$19,777	7.86
Granted	708,000
Vested	(43,436)

Outstanding at December 31, 2011	1,766,960	$36,240	5.65

(1)	Represents RSUs of the Company’s employees who elected to retain Walter Energy RSUs rather than convert them to those of the Company in connection with the spin-off.

(2)	Represents additional RSUs granted at the spin-off. The number of RSUs were equitably adjusted to preserve the holder’s intrinsic value.

The weighted-average grant-date fair values of non-vested shares of the Company granted to employees of the Company during the years ended December 31, 2011, 2010 and 2009 were $24.93, $14.33 and $12.84, respectively. The weighted-average grant-date fair value of non-vested shares of the Company at December 31, 2011 and 2010 was $15.84 and $9.87, respectively. The total intrinsic value of non-vested shares that vested during the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $1.0 million and $0, respectively. The total fair value of non-vested shares that vested during the years 2011, 2010 and 2009 were $0.6 million, $0.5 million and $0, respectively.

Share-Based Compensation Expense

Share-based compensation expense of $5.2 million, $3.8 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in salaries and benefits in the consolidated statements of operations. Tax benefits recognized related to share-based compensation expense was $1.9 million for the year ended December 31, 2011 and $0 for the years ended December 31, 2010 and 2009. The compensation expense recognized is net of estimated forfeitures, which are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. As of December 31, 2011, there was $3.8 million of total

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost related to unvested stock options granted under the Company’s share option plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. For restricted stock and RSUs, there was $17.0 million of total unrecognized compensation cost, which is expected to vest over the weighted-average period of 3.2 years as of December 31, 2011.

20.    Income Taxes

From 2009 through June 30, 2011, the Company operated as a REIT. As a result of the acquisition of Green Tree, the Company no longer qualifies as a REIT. The Company’s failure to qualify as a REIT was retroactive to January 1, 2011 and the Company is now subject to U.S. federal income and applicable state and local taxes at regular corporate rates. During the period the Company operated as a REIT, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of the Company’s REIT taxable income to stockholders and to meet various other requirements imposed by the Internal Revenue Code.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded income tax expense (benefit) of $63.2 million, $1.3 million and ($76.2) million, respectively. The increase in income tax expense for 2011 from 2010 was largely due to the loss of REIT status as a result of the acquisition of Green Tree, which resulted in an increase to deferred tax assets and liabilities. The income tax benefit for the year ended December 31, 2009 was largely due to a decrease in deferred tax assets and liabilities as a result of the Company’s REIT qualification.

Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current
Federal	$21,433	$1,535	$6,248
State and local	2,987	116	(660)

Current income tax expense	24,420	1,651	5,588
Deferred
Federal	32,432	(323)	(76,173)
State and local	6,310	(51)	(5,576)

Deferred income tax expense (benefit)	38,742	(374)	(81,749)

Total income tax expense (benefit)	$63,162	$1,277	$(76,161)

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Income (loss) before income taxes	$(6,133)	$38,345	$37,618

Tax provision at statutory tax rate of 35%	(2,147)	13,420	13,166
Effect of:
Impact of loss of REIT qualification	65,259	—	—
REIT income not subject to federal income tax	—	(12,198)	(6,658)
Impact of REIT election	—	—	(81,293)
State and local income tax	(1,012)	42	(1,534)
Other	1,062	13	158

Total income tax expense (benefit)	$63,162	$1,277	$(76,161)

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The following table summarizes the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Capital loss carryforwards	$23,244	$—
Mandatory clean-up call obligation	20,276	—
Accrued expenses	8,523	514
Unrecognized tax benefits	5,114	—
Mandatory repurchase obligation	4,681	—
Green Tree transaction costs	4,405	—
Professional fees liability related to certain securitizations	3,819	—
Share-based compensation	3,608	—
Net operating loss carryforwards	3,477	3,337
Other	11,672	1,764

Total deferred tax assets	88,819	5,615
Valuation allowance	(29,899)	(5,101)

Total deferred tax assets, net of valuation allowance	58,920	514
Deferred tax liabilites		—
Net investment in residential loans	(51,146)	—
Servicing rights	(16,931)	—
Deferred debt issuance costs	(9,690)	—
Goodwill	(9,048)	—
Intangible asset on customer relationships associated with the Insurance segment	(7,566)	—
Other	(7,899)	(293)

Total deferred tax liabilities	(102,280)	(293)

Net deferred tax assets (liabilities)	$(43,360)	$221

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets as of the respective year ends were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will more likely than not be realized in the future. The valuation allowance relates primarily to certain capital loss carryforwards for which we have concluded it is more likely than not that these items will not be realized in the ordinary course of operations. The increase in the valuation allowance for deferred taxed assets as of December 31, 2011 as compared to the prior year end is due primarily to the recognition of deferred tax assets for capital loss carryforwards as a result of the Company’s loss in REIT status, for which the Company has concluded will not more likely than not be realized.

At December 31, 2011, the Company has capital loss carryforwards of $59.5 million that will expire in 2013 through 2021 and net operating loss carryforwards of $13.3 million that will expire in 2023 through 2031.

Walter Energy filed a consolidated federal and Florida income tax return which includes the Company through April 17, 2009, the date of the spin-off and Merger. The Company provided for federal and state income tax on a modified separate income tax return basis through the date of the spin-off. The income tax expense was based on the statement of operations. Current tax liabilities for federal and Florida state income taxes were paid to Walter Energy immediately prior to the spin-off and have been adjusted to include the effect of related party interest income earned from Walter Energy that have not been reflected in the statement of operations. Separate company state tax liabilities and uncertain tax position liabilities have also been adjusted to include these related party transactions.

Income Tax Exposure

The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those related to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owing. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding. Finally, Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that they believe that they have sufficient accruals to address any claims, including interest and penalties.

•

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.

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

Other Tax Exposure

On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company has contested the assessment and believes that it did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code. The Company has been informed that the ADOR has requested legal advice with regard to the application of certain provisions of the Alabama Constitution in response to issues the Company had previously raised in its protests to the initial assessments. The ADOR has provided no time frame for their response.

Uncertain Tax Positions

The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the financial statements.

A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Gross unrecognized tax benefits at the beginning of the year	$7,671	$7,671	$8,651
Increases related to prior year tax positions	1,335	—	—
Increases related to current year tax positions	166	—	—
Reductions as a result of a lapse of the statute of limitations	(146)	—	(980)

Gross unrecognized tax benefits at the end of the year	$9,026	$7,671	$7,671

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $5.9 million and $0 at December 31, 2011 and 2010, respectively.

For the years ended December 31, 2011, 2010 and 2009, income tax expense includes $0.3 million, $0.5 million and $0.2 million, respectively for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2011 and 2010, accrued interest and penalties were $7.8 million and $6.8 million, respectively, which are included in payables and accrued liabilities in the consolidated balance sheets.

The Company’s tax years that remain subject to examination by the IRS are 2008 through 2011 and by various states are 1998 through 2011.

21.    Common Stock and Earnings (Loss) Per Share

Common Stock Issuance

On July 1, 2011, the Company issued 1,812,532 shares to partially fund the acquisition of Green Tree. As part of the Green Tree purchase agreement, the Company filed a shelf registration statement on August 29, 2011 covering the resale of the 1,812,532 shares received by the prior owners of Green Tree. See Note 4 for further information.

On October 21, 2009, the Company issued 5,750,000 shares as part of a secondary offering which generated net proceeds of $76.8 million after deducting underwriting discounts and commissions and offering expenses.

Dividends on Common Stock

The Company’s dividend restriction covenant related to the 2011 Term Loans limits the sum of cash dividends in any fiscal year to $2 million plus 5% of Adjusted Consolidated Net Income, as defined therein, for the preceding fiscal year conditioned on there being no consequential default or event of default on the terms of the related agreements and a Total Leverage Ratio less than 2.50 to 1.00 immediately before and after the declaration.

On November 15, 2011, the Company paid a special dividend of $6.2 million to shareholders of which $0.6 million was settled in cash and $5.6 million in shares of the Company’s common stock. The special dividend represents an additional payment associated with taxable income for the year ended December 31, 2010 in order to satisfy REIT distribution requirements. The number of shares issued in the special dividend was calculated based on the closing price per share of the Company’s common stock on October 27, 2011.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the consolidated statements of operations (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Basic earnings (loss) per share
Net income (loss)	$(69,295)	$37,068	$113,779
Less: net income allocated to unvested participating securities	—	(505)	(603)

Net income (loss) available to common stockholders (numerator)	(69,295)	36,563	113,176
Weighted-average common shares	26,758	25,713	21,008
Add: vested participating securities	835	719	488

Total weighted-average common shares outstanding (denominator)	27,593	26,432	21,496

Basic earnings (loss) per share	$(2.51)	$1.38	$5.26

Diluted earnings (loss) per share
Net income (loss)	$(69,295)	$37,068	$113,779
Less: net income allocated to unvested participating securities	—	(503)	(601)

Net income (loss) available to common stockholders (numerator)	(69,295)	36,565	113,178
Weighted-average common shares	26,758	25,713	21,008
Add: vested participating securities	835	719	488
Add: dilutive effect of stock options	—	89	69

Diluted weighted-average common shares outstanding (denominator)	27,593	26,521	21,565

Diluted earnings (loss) per share	$(2.51)	$1.38	$5.25

The Company’s unvested restricted stock and RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the unvested restricted stock and RSUs from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss recognized during the year ended December 31, 2011, participating securities in the amount of 0.3 million were excluded from the calculation of basic and diluted loss per share because the effect would be antidilutive.

The calculation of diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009, does not include 0.7 million, 0.2 million and 0.3 million shares, respectively because their effect would have been antidilutive.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.    Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information for the years ended December 31 are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$154,815	$81,587	$89,480
Cash paid for income taxes	18,752	1,291	5,551
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	68,011	78,653	79,640
Residential loans originated to finance the sale of real estate owned	71,242	73,038	56,301
Residential loans acquired with advances from Walter Energy	—	—	2,504
Issuance of common stock for acquisition	40,220	—	—
Dividends to Walter Energy	—	—	306,458
Dividends and dividend equivalents declared, not yet paid	—	13,431	13,248
Stock dividend	5,580	—	—
Consummation of reverse acquisition with Hanover	—	—	2,186

23.    Segment Reporting

As a result of the acquisition of Green Tree on July 1, 2011, management has organized the Company into four reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts.

•	Asset Receivables Management, or ARM — performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners.

•

Insurance — provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through the Company’s insurance agencies for a commission and a reinsurer to third parties as well as to the Loans and Residuals segment.

•	Loans and Residuals — consists of the assets of the Residual Trusts, the unencumbered residential loan portfolio and real estate owned and the related mortgage-backed debt issued by these trusts.

During the fourth quarter of 2011, in conjunction with the preparation of our annual business plan and due to our acquisition of Green Tree, the Company evaluated how our chief operating decision maker reviews financial information for purposes of making resource allocation decisions. As a result of this evaluation, the Company modified the Servicing segment by separating the ARM business into an operating segment apart from the Servicing segment. The Company also made a change to the composition of indirect costs allocated to the business segments. These changes have been reflected in the segment reporting consistently for all periods presented.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts and other

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating segments, as well as certain corporate expenses which have not been allocated to the business segments, in Other. In addition, intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized in the consolidated statements of operations.

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands).

	For the Year Ended December 31, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Reclassifications and Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$197,265	$14,275	$—	$—	$—	$(25,363)	$186,177
Interest income on loans	—	—	—	164,794	—	—	164,794
Insurance revenue	—	—	43,752	—	—	(2,101)	41,651
Other revenues	2,951	—	1,245	42	5,614	—	9,852

Total revenues	200,216	14,275	44,997	164,836	5,614	(27,464)	402,474
EXPENSES
Interest expense	3,096	—	—	91,075	42,075	—	136,246
Depreciation and amortization	46,255	3,890	2,893	—	40	—	53,078
Provision for loan losses	—	—	—	6,016	—	—	6,016
Other expenses, net	131,724	8,642	33,351	37,223	30,930	(27,464)	214,406

Total expenses	181,075	12,532	36,244	134,314	73,045	(27,464)	409,746
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(607)	—	—	965	(1,410)	—	(1,052)
Other	—	—	—	95	2,096	—	2,191

Total other gains (losses)	(607)	—	—	1,060	686	—	1,139

Income (loss) before income taxes	$18,534	$1,743	$8,753	$31,582	$(66,745)	$—	$(6,133)

	At December 31, 2011
Total assets	$1,298,976	$62,919	$163,009	$1,705,564	$888,254	$(25,135)	$4,093,587

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2010
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$22,238	$—	$—	$—	$—	$(19,971)	$2,267
Interest income on loans	—	—	—	166,188	—	—	166,188
Insurance revenue	—	—	11,513	—	—	(2,350)	9,163
Other revenues	280	—	322	269	2,005	—	2,876

Total revenues	22,518	—	11,835	166,457	2,005	(22,321)	180,494
EXPENSES
Interest expense	—	—	—	81,729	—	—	81,729
Depreciation and amortization	298	—	70	—	15	—	383
Provision for loan losses	—	—	—	6,526	—	—	6,526
Other expenses, net	31,289	—	17,750	28,881	2,593	(22,321)	58,192

Total expenses	31,587	—	17,820	117,136	2,608	(22,321)	146,830
OTHER GAINS (LOSSES)
Other	—	—	—	4,258	423	—	4,681

Total other gains (losses)	—	—	—	4,258	423	—	4,681

Income (loss) before income taxes	$(9,069)	$—	$(5,985)	$53,579	$(180)	$—	$38,345

	At December 31, 2010
Total assets	$20,574	$—	$14,423	$1,748,218	$112,275	$—	$1,895,490

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$12,053	$—	$—	$—	$—	$(12,053)	$—
Interest income on loans	—	—	—	175,372	—	—	175,372
Insurance revenue	—	—	12,818	—	—	(2,777)	10,041
Other revenues	286	—	1,189	241	1,213	—	2,929

Total revenues	12,339	—	14,007	175,613	1,213	(14,830)	188,342
EXPENSES
Interest expense	—	—	—	88,647	—	—	88,647
Depreciation and amortization	283	—	133	—	20	—	436
Provision for loan losses	—	—	—	9,441	—	—	9,441
Other expenses, net	18,958	—	25,338	19,167	3,567	(14,830)	52,200

Total expenses	19,241	—	25,471	117,255	3,587	(14,830)	150,724
OTHER GAINS (LOSSES)
Other	—	—	—	—	—	—	—

Total other gains (losses)	—	—	—	—	—	—	—

Income (loss) before income taxes	$(6,902)	$—	$(11,464)	$58,358	$(2,374)	$—	$37,618

	At December 31, 2009
Total assets	$11,344	$—	$11,900	$1,768,708	$95,722	$—	$1,887,674

24.    Commitments and Contingencies

Mandatory Repurchase Obligation

As a result of the acquisition of Green Tree, the Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding were $94.2 million at December 31, 2011. The Company has estimated the fair value of this contingent liability at December 31, 2011 as $11.8 million, which is included in payables and accrued liabilities on the consolidated balance sheets. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $17.6 million at December 31, 2011.

Professional Fees Liability Related to Certain Securitizations

As a result of the acquisition of Green Tree, the Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations, which are based in part on the outstanding principal balance of the debt issued by theses trusts. At December 31, 2011, the Company has estimated the fair value of this contingent liability at $9.7 million, which is included in payables and accrued liabilities on the consolidated balance sheets. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $13.9 million at December 31, 2011.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Reimbursement Obligation

As a result of the acquisition of Green Tree, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheet at July 1, 2011 due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were provided as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $298.5 million at December 31, 2011. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

As a result of the acquisition of Green Tree, the Company is obligated to exercise the mandatory clean-up call obligations Green Tree assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.4 million.

Securities Sold with Recourse

In October 1998, Hanover sold fifteen adjustable-rate FNMA certificates and nineteen fixed-rate FNMA certificates that the Company received in a swap for certain adjustable-rate and fixed-rate mortgage loans. These securities were sold with recourse. Accordingly, the Company retains credit risk with respect to the principal amount of these mortgage securities. At December 31, 2011, the unpaid principal balance of the twelve remaining mortgage securities was $1.2 million.

Employment Agreements

At December 31, 2011, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events. During the year ended December 31, 2011, the Company also entered into contracts containing similar terms and conditions with three senior executives of Green Tree.

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

Litigation

As discussed in Note 20, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement, as discussed in Note 20, between the Company and Walter Energy dated

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

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

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

Lease Obligations

The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2017, exclusive of renewal option periods. Rent expense was $6.5 million, $2.0 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rental payments under operating leases at December 31, 2011 are as follows (in thousands):

2012	10,056
2013	7,067
2014	6,864
2015	5,033
2016	4,099
Thereafter	3,188

Total	$36,307

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.    Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2011 and 2010 (in thousands, except per share data). The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per shares amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

	For the 2011 Quarters Ended
	December 31(1)(2)	September 30(2)	June 30	March 31
Total revenues	$155,900	$151,924	$47,965	$46,685
Total expenses	161,342	153,484	51,530	43,390
Other gains (losses)	2,110	(1,404)	95	338

Income (loss) before income taxes	(3,332)	(2,964)	(3,470)	3,633
Income tax expense (benefit)	600	62,494	(75)	143

Net income (loss)	$(3,932)	$(65,458)	$(3,395)	$3,490

Basic earnings (loss) per common and common equivalent share	$(0.14)	$(2.30)	$(0.13)	$0.13
Diluted earnings (loss) per common and common equivalent share	(0.14)	(2.30)	(0.13)	0.13

	For the 2010 Quarters Ended
	December 31(3)	September 30	June 30	March 31
Total revenues	$46,828	$43,522	$45,065	$45,079
Total expenses	38,673	35,204	36,117	36,836
Other gains	3,001	1,680	—	—

Income before income taxes	11,156	9,998	8,948	8,243
Income tax expense	449	312	385	131

Net income	$10,707	$9,686	$8,563	$8,112

Basic earnings per common and common equivalent share	$0.40	$0.36	$0.32	$0.30
Diluted earnings per common and common equivalent share	0.40	0.36	0.32	0.30

(1)	The amounts for the fourth quarter 2011 include the reversal of the estimated earn-out contingent liability of $2.1 million for Marix.

(2)

In the fourth quarter of 2011, the Company revised income tax expense for the quarter ended September 30, 2011 to properly reflect additional income tax expense of $3.7 million related to the accounting for the impact of the loss of REIT status on July 1, 2011. The impact of this correction on the three and nine month periods ended September 30, 2011 was to increase income tax expense and increase net loss by $3.7 million. Management has concluded that this change is immaterial to the September 30, 2011 financial statements.

(3)

The amounts for the fourth quarter 2010 include the recognition of a gain of $0.4 million on the bargain purchase of Marix, a gain on extinguishment of mortgage-backed debt of $2.6 million, the effect of the change in estimate of the allowance for uncollectible servicing advances increasing revenue by $2.5 million, and an annual adjustment to the Company’s incurred but not reported insurance reserve per the actuarial report decreasing expense by $1.3 million.