Form 10-Q
period 2012-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2012-05-09
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 28,642,561 shares of common stock outstanding as of May 4, 2012.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$57,104	$32,652
Restricted cash and cash equivalents	322,975	332,428
Residential loans (includes $687,848 and $672,714 at fair value)	2,270,725	2,278,402
Allowance for loan losses	(13,784)	(13,824)

Residential loans, net	2,256,941	2,264,578
Receivables, net (includes $77,900 and $81,782 at fair value)	228,592	228,128
Servicer and protective advances, net	110,792	129,261
Servicing rights, net	237,414	250,329
Goodwill	470,291	470,291
Intangible assets, net	131,330	137,482
Premises and equipment, net	125,575	130,410
Other assets	112,590	118,028

Total assets	$4,053,604	$4,093,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $20,838 and $21,515 at fair value)	$225,493	$231,476
Servicing advance liabilities	104,618	107,039
Servicer payables	210,375	213,698
Debt	722,019	742,626
Mortgage-backed debt (includes $819,345 and $811,245 at fair value)	2,207,333	2,224,754
Deferred tax liability, net	43,406	43,360

Total liabilities	3,513,244	3,562,953

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized -10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 27,957,418 and 27,875,158 shares at March 31, 2012 and December 31, 2011, respectively	280	279
Additional paid-in capital	183,130	178,598
Retained earnings	356,476	351,341
Accumulated other comprehensive income	474	416

Total stockholders’ equity	540,360	530,634

Total liabilities and stockholders’ equity	$4,053,604	$4,093,587

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

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$59,437	$59,685
Residential loans (includes $687,848 and $672,714 at fair value)	2,258,079	2,266,965
Allowance for loan losses	(13,563)	(13,604)

Residential loans, net	2,244,516	2,253,361
Receivables, net (includes $77,900 and $81,782 at fair value)	77,900	81,782
Other assets	62,863	63,498

Total assets	$2,444,716	$2,458,326

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Payables and accrued liabilities	$9,763	$10,163
Mortgage-backed debt (includes $819,345 and $811,245 at fair value)	2,207,333	2,224,754

Total liabilities	$2,217,096	$2,234,917

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
REVENUES
Servicing revenue and fees	$102,648	$2,937
Interest income on loans	39,280	41,355
Insurance revenue	19,962	2,032
Other revenues	3,866	266

Total revenues	165,756	46,590

EXPENSES
Salaries and benefits	57,403	9,139
Interest expense	45,838	20,392
General and administrative	29,029	9,098
Depreciation and amortization	24,934	180
Provision for loan losses	1,569	625
Other expenses, net	3,486	3,956

Total expenses	162,259	43,390

OTHER GAINS
Net fair value gains	4,763	—
Other	—	433

Total other gains	4,763	433

Income before income taxes	8,260	3,633
Income tax expense	3,125	143

Net income	$5,135	$3,490

Comprehensive income	$5,193	$3,360

Net income	$5,135	$3,490

Basic earnings per common and common equivalent share	$0.17	$0.13
Diluted earnings per common and common equivalent share	0.17	0.13
Weighted-average common and common equivalent shares outstanding - basic	28,798	26,596
Weighted-average common and common equivalent shares outstanding - diluted	29,034	26,731

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2012	27,875,158	$279	$178,598	$351,341	$416	$530,634
Net income				5,135		5,135
Other comprehensive income					58	58
Share-based compensation			2,929			2,929
Excess tax benefit on share-based compensation			21			21
Issuance of shares under incentive plan net of shares repurchased and cancelled	82,260	1	1,582			1,583

Balance at March 31, 2012	27,957,418	$280	$183,130	$356,476	$474	$540,360

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2012	2011
Operating activities
Net income	$5,135	$3,490

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of servicing rights	12,915	—
Net fair value gains	(699)	—
Amortization of residential loan discounts	(3,485)	(3,363)
Amortization of discounts on debt and deferred debt issuance costs	2,847	311
Provision for loan losses	1,569	1
Depreciation and amortization of premises and equipment and intangibles	12,019	180
Gain on mortgage-backed debt extinguishment	—	(95)
Change in contingent earn-out payment liability	—	(338)
Losses on real estate owned, net	821	629
Provision (benefit) for deferred income taxes	28	(3)
Share-based compensation	4,749	557
Other	(543)	(89)

Decrease (increase) in assets
Receivables	(1,756)	2,086
Servicer and protective advances	19,201	1,351
Other	415	299

Increase (decrease) in liabilities
Payables and accrued liabilities	(5,648)	(1,427)

Cash flows provided by operating activities	47,568	3,589

Investing activities
Purchases of residential loans	(1,145)	(44,794)
Principal payments received on residential loans	40,444	23,497
Payments on receivables related to Non-Residual Trusts	4,441	—
Cash proceeds from sales of real estate owned, net	3,762	756
Purchases of premises and equipment	(1,247)	(2)
(Increase) decrease in restricted cash and cash equivalents	4,443	(1,369)
Other	(182)	—

Cash flows provided by (used in) investing activities	50,516	(21,912)

Financing activities
Payments on debt	(21,535)	—
Issuance of servicing advance liabilities	74,729	—
Payments on servicing advance liabilities	(77,150)	(3,254)
Payments on mortgage-backed debt	(49,460)	(19,693)
Mortgage-backed debt extinguishment	—	(1,338)
Dividends and dividend equivalents paid	—	(13,431)
Proceeds from the issuance of common stock	186	77
Repurchase and cancellation of common stock	(423)	—
Excess tax benefits on share-based compensation	21	—

Cash flows used in financing activities	(73,632)	(37,639)

Net increase (decrease) in cash and cash equivalents	24,452	(55,962)
Cash and cash equivalents at the beginning of the period	32,652	114,352

Cash and cash equivalents at the end of the period	$57,104	$58,390

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry. The Company is a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets in the United States, or the U.S. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans in the U.S. and operates an insurance agency serving residential loan customers. At March 31, 2012, the Company serviced approximately one million accounts.

Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Acquisition of Green Tree

On July 1, 2011, the Company acquired 100% of the outstanding membership interests of GTCS Holdings, LLC, or Green Tree. Green Tree, based in St. Paul, Minnesota, is a fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, including residential mortgages, manufactured housing and consumer installment loans. A substantial portion of its servicing portfolio consists of residential mortgage loans serviced for a government-sponsored enterprise, a large commercial bank and various securitization trusts. Green Tree also acts as a nationwide agent, primarily of property and casualty homeowners’ insurance products for both lender-placed and voluntary insurance coverage. Through the acquisition of Green Tree, the Company has increased its ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-light platform and has diversified its revenue streams from complementary businesses. As a wholly-owned subsidiary of the Company, the financial results for Green Tree have been included in the Company’s consolidated financial statements beginning on July 1, 2011.

2.	Basis of Presentation

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Primarily as a result of the acquisition of Green Tree, the presentation of the Company’s consolidated statements of comprehensive income have been changed to better reflect the nature of the Company’s ongoing operations. In order to provide comparability between periods presented, certain amounts have been reclassified from the presentation in the previously reported interim consolidated financial statements to the presentation for the current period.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2011, the FASB issued an accounting standards update on fair value measurements and disclosures that was the result of work completed by them and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012. The updates related to fair value measurements had no impact on the Company’s consolidated financial statements. The additional disclosures required by the new standard include quantitative information about the significant unobservable inputs used in Level 3 recurring and non-recurring fair value measurements, a description of the valuation processes used for recurring and non-recurring fair value measurements, and qualitative information about the sensitivity of recurring fair value measurements to changes in unobservable inputs. These additional disclosures have been included in Note 5.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new standard, the components of net income and other comprehensive income can be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The accounting standard is effective for interim and annual periods beginning January 1, 2012. The change in presentation required by this standard is reflected in the Company’s consolidated statements of comprehensive income.

In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. The Company has adopted this accounting standards update effective January 1, 2012 and has applied the guidance to its interim goodwill impairment test. Adoption of this standard had no impact on the Company’s consolidated financial statements.

3.	Costs Associated with Exit Activities

As a result of the acquisition of Green Tree, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The Company plans to reduce the overall cost structure by eliminating duplicate costs. The major costs incurred as a result of these actions are severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income. Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 17. The Company expects to substantially complete these exit activities by the end of June 2012 with the final payments or other settlements by the first quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and Other-Related Costs	Other	Total
Balance at January 1, 2011	$—	$—	$—
Charges	3,222	278	3,500
Cash payments or other settlements	(1,266)	(63)	(1,329)

Balance at December 31, 2011	1,956	215	2,171
Charges	768	—	768
Cash payments or other settlements	(164)	(5)	(169)

Balance at March 31, 2012	$2,560	$210	$2,770

Total expected charges	$4,353	$278	$4,631

4.	Variable Interest Entities

Consolidated VIEs

Securitization trusts that the Company consolidates and in which it holds residual interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts. The Non-Residual Trusts were acquired as part of the acquisition of Green Tree.

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a VIE and whether or not the Company is required to consolidate the trust. Prior to the acquisition of Green Tree, the Company determined that it was the primary beneficiary of twelve securitization trusts and, as a result, has consolidated these VIEs. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

The Company is not contractually required to provide any financial support to the Residual Trusts. The Company may, from time to time and at its sole discretion, purchase certain assets from the trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. Based on current performance trends, the Company does not expect to provide financial support to the Residual Trusts.

Non-Residual Trusts

As a result of the acquisition of Green Tree, the Company determined that it is the primary beneficiary of ten securitization trusts that have been consolidated on the Company’s consolidated balance sheets beginning July 1, 2011. The Company does not currently own any residual interests in these trusts. In addition, the Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, Green Tree assumed certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of its original principal amount. As the Company will take control of the remaining collateral in the trusts when these calls are exercised, the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls, which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.7 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $294.8 million and $298.5 million at March 31, 2012 and December 31, 2011, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Included in the table below is a summary of the carrying amounts of the assets and liabilities of the Residual Trusts and the Non-Residual Trusts (in thousands):

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	March 31, 2012			December 31, 2011
	Residual Trusts	Non-Residual Trusts	Total	Residual Trusts	Non-Residual Trusts	Total
Assets
Restricted cash and cash equivalents	$43,414	$16,023	$59,437	$43,452	$16,233	$59,685
Residential loans	1,570,231	687,848	2,258,079	1,594,251	672,714	2,266,965
Allowance for loan losses	(13,563)	—	(13,563)	(13,604)	—	(13,604)

Residential loans, net	1,556,668	687,848	2,244,516	1,580,647	672,714	2,253,361
Receivables, net	—	77,900	77,900	—	81,782	81,782
Other assets	60,616	2,247	62,863	61,002	2,496	63,498

Total assets	$1,660,698	$784,018	$2,444,716	$1,685,101	$773,225	$2,458,326

Liabilities
Payables and accrued liabilities	$9,763	$—	$9,763	$10,163	$—	$10,163
Mortgage-backed debt	1,387,988	819,345	2,207,333	1,413,509	811,245	2,224,754

Total liabilities	$1,397,751	$819,345	$2,217,096	$1,423,672	$811,245	$2,234,917

The assets of each consolidated VIE are pledged as collateral for the mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated VIE is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts. The trusts are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts do not have recourse to the Company. Refer to Note 11 for additional information regarding the mortgage-backed debt and related collateral.

For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded in the consolidated statements of comprehensive income in interest income on loans and interest expense, respectively. Additionally, the Company records its estimate of probable incurred credit losses associated with the residential loans in provision for loan losses in the consolidated statements of comprehensive income. Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and issuances of and payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in net fair value gains in the consolidated statements of comprehensive income. This change in fair value includes the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in net fair value gains as a component of the recognition of the interest income on the loans. The non-cash component of net fair value gains is recognized as an adjustment in reconciling net income to the net cash provided or used by operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

Unconsolidated VIEs

The Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. As described in the Consolidated VIEs section above, as part of an agreement to service the loans in eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders.

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for four of these securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, these four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. At March 31, 2012 and December 31, 2011, the Company serviced $243.2 million and $250.4 million, respectively, of loans related to these four unconsolidated securitization trusts.

The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)
Servicing arrangements with letter of credit reimbursement obligation
March 31, 2012	$2,755	$2,790	$5,545	$170,545	$243,236
December 31, 2011	2,909	2,832	5,741	170,741	250,426

(1)

The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on the Company’s consolidated balance sheets plus an obligation to reimburse a third party for the final $165.0 million if drawn on LOCs discussed above.

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

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. Upon the acquisition of Green Tree, the Company elected to measure at fair value certain assets and liabilities of the Non-Residual Trusts including residential loans, receivables and mortgage-backed debt. In addition, with the acquisition of Green Tree, the Company recognized contingent liabilities for a mandatory repurchase obligation and for professional fees liability related to certain securitizations that it continues to measure at fair value on a recurring basis in accordance with the accounting guidance for business combinations.

The Company determines fair value based upon quoted broker prices, when available, or through the use of alternative approaches, such as the discounting of expected cash flows at market rates commensurate with an instrument’s credit quality and duration.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis, all of which utilize significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2012
	Fair Value December 31, 2011	Total Gains (Losses) Included in Net Income	Settlements	Fair Value March 31, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$49,812	$(34,678)	$687,848
Receivables related to Non-Residual Trusts	81,782	559	(4,441)	77,900

Total assets	$754,496	$50,371	$(39,119)	$765,748

Liabilities
Mandatory repurchase obligation	$(11,849)	$(295)	$571	$(11,573)
Professional fees liability related to certain securitizations	(9,666)	(286)	687	(9,265)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(44,578)	36,478	(819,345)

Total liabilities	$(832,760)	$(45,159)	$37,736	$(840,183)

Total gains and losses for assets and liabilities measured at fair value on a recurring basis are recognized in net fair value gains in the consolidated statements of comprehensive income. Total gains and losses included in net income include interest income and expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, as well as changes in valuation inputs and assumptions.

A valuation committee determines and approves all valuation policies and unobservable inputs used to estimate fair value. The valuation committee consists of certain members of the management team responsible for accounting, treasury, operations and credit risk. The valuation committee meets on a quarterly basis to review the financial assets and liabilities that require fair value measurement, including how each financial asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by credit risk. The valuation committee also reviews discount rate assumptions and related available market data.

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

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, as compared to the required debt payments of the securitization trusts. The cash flows from the loans and thus the cash to be provided by the LOCs is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of the loans combined with an assessment of market interest rates. Receivables related to Non-Residual Trusts are recorded in receivables, net in the consolidated balance sheets.

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation in which the Company is required to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the net present value of expected future cash flows using Level 3 assumptions that a market participant would consider in valuing these liabilities, including but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in payables and accrued liabilities in the consolidated balance sheets.

Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and auction agent fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the expected cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that a market participant would consider in valuing these liabilities, including but not limited to, estimates of collateral repayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Professional fees liability related to certain securitizations are included in payables and accrued liabilities in the consolidated balance sheets.

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

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis. The Company utilizes a discounted cash flow method in the fair value measurement of these assets and liabilities.

	Unobservable Input	Range	Weighted Average
Assets
Residential loans related to Non-Residual Trusts	Conditional repayment rate	1.55% - 3.19%	2.31%
	Conditional default rate	2.46% - 5.27%	3.39%
	Loss severity	75.35% - 90.94%	86.51%

Receivables related to Non-Residual Trusts	Conditional repayment rate	1.29% - 2.90%	2.10%
	Conditional default rate	2.71% - 5.52%	3.64%
	Loss severity	73.10% - 88.77%	84.16%

Liabilities
Mandatory repurchase obligation	Conditional repayment rate	2.38%	2.38%
	Conditional default rate	3.01%	3.01%
	Loss severity	75.68%	75.68%

Professional fees liability related to certain securitizations	Conditional repayment rate	1.29% - 3.46%	2.22%
	Conditional default rate	2.04% - 5.52%	3.58%

Mortgage-backed debt related to Non-Residual Trusts	Conditional repayment rate	1.29% - 2.90%	2.10%
	Conditional default rate	2.71% - 5.52%	3.64%
	Loss severity	73.10% - 88.77%	84.16%

The significant unobservable inputs used in the fair value measurement of the Company’s residential loans related to Non-Residual Trusts, receivables related to Non-Residual Trusts, mandatory repurchase obligation and mortgage-backed debt related to Non-Residual Trusts are conditional repayment rate, conditional default rate and loss severity in the event of default. The significant unobservable inputs used in the fair value measurement of the Company’s professional fees liability related to certain securitizations are conditional repayment rate and conditional default rate. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	Non-Recurring Fair Value Measurements
	March 31, 2012	December 31, 2011
Real estate owned, net	$53,499	$56,147

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of comprehensive income. The majority of real estate owned is reported in the Loans and Residuals operating segment. In determining fair value, the Company’s accounting department performs a review of historical severity rates of real estate owned previously sold by the Company. The properties are stratified by acquisition type and holding period. The severity rates are reviewed for reasonableness by comparison to third-party market data. Fair value is determined by applying severity rates to the stratified population and is approved by the Company’s Chief Financial Officer.

For the three months ended March 31, 2012 and 2011, real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income were $2.8 million. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $0.9 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets measured in the consolidated financial statements at fair value on a non-recurring basis. The Company utilizes historical severity experience in the measurement of the fair value of these assets.

	Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0% - 72.74%	14.29%

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities and their respective level that are required to be recorded or disclosed at fair value at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$57,104	$57,104	Level 1	$32,652	$32,652
Restricted cash and cash equivalents	322,975	322,975	Level 1	332,428	332,428
Residential loans, net
Residential loans carried at amortized cost	1,569,093	1,553,055	Level 3	1,591,864	1,587,258
Residential loans carried at fair value	687,848	687,848	Level 3	672,714	672,714
Receivables, net
Insurance premium receivables	117,172	111,296	Level 3	110,980	107,111
Receivables related to Non-Residual Trusts at fair value	77,900	77,900	Level 3	81,782	81,782
Other	33,520	33,520	Level 3	35,366	35,366
Servicer and protective advances, net	110,792	103,356	Level 3	129,261	120,361

Financial liabilities
Payables and accrued liabilities
Mandatory repurchase obligation at fair value	11,573	11,573	Level 3	11,849	11,849
Professional fees liability related to certain securitizations	9,265	9,265	Level 3	9,666	9,666
Payables to insurance carriers	54,649	54,633	Level 3	49,246	48,812
Other	150,006	150,006	Level 3	160,715	160,715
Servicing advance liabilities	104,618	105,199	Level 2	107,039	107,060
Servicer payables	210,375	210,375	Level 3	213,698	213,698
Debt (1)	699,172	753,164	Level 2	718,247	765,201
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost (2)	1,367,280	1,374,463	Level 3	1,392,393	1,401,400
Mortgage-backed debt carried at fair value	819,345	819,345	Level 3	811,245	811,245

(1)	The carrying amount of debt is net of deferred issuance costs of $22.8 million and $24.4 million at March 31, 2012 and December 31, 2011, respectively.
(2)	The carrying amount of mortgage-backed debt is net of deferred issuance costs of $20.7 million and $21.1 million at March 31, 2012 and December 31, 2011, respectively.

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

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, other payables and accrued liabilities and servicer payables — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

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

Servicing advance liabilities — The estimated fair value of these liabilities is based on pricing obtained from a third party lender for identical borrowings.

Payables to insurance carriers — The estimated fair value of this liability is based on the net present value of the expected carrier payments over the life of the payables.

Debt — The Company’s 2011 Term Loans are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on an average of broker quotes. The estimated fair value of the Company’s other debt approximates their carrying amounts due to their highly liquid or short-term nature.

Mortgage-backed debt — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts.

Fair Value Option

The Company elected the fair value option for certain assets and liabilities of the VIEs that have been consolidated as a result of the acquisition of Green Tree. These assets and liabilities related to the Non-Residual Trusts include residential loans, receivables and mortgage-backed debt. The fair value option was elected for these assets and liabilities as fair value best reflects the expected future economic performance of these assets and liabilities. The yield on the loans along with any changes in fair value are recorded in net fair value gains in the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of the fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option (in thousands):

	March 31, 2012		December 31, 2011
	Estimated Fair Value	Unpaid Principal Balance (1)	Estimated Fair Value	Unpaid Principal Balance (1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$687,848	$883,803	$672,714	$907,207
Receivables related to Non-Residual Trusts	77,900	78,937	81,782	87,802

Total	$765,748	$962,740	$754,496	$995,009

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$819,345	$896,089	$811,245	$920,761

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs.

Presented in the table below are the fair value gains and losses from the instrument-specific credit risk and other factors associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Three Months Ended March 31, 2012
	Instrument- Specific Credit Risk (1)	Other (2)	Fair Value Gain (Loss) (3)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$1,736	$48,076	$49,812
Receivables related to Non-Residual Trusts	(122)	681	559

Total	$1,614	$48,757	$50,371

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$(1,998)	$(42,580)	$(44,578)

(1)	Consists of changes in fair value due to changes in assumptions related to prepayments, defaults and severity.
(2)

Includes interest income and expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion, and changes in fair value due to changes in the London Interbank Offered Rate, or LIBOR, as well as actual cash flows differing than expected.

(3)	Fair value gains and losses are recognized in net fair value gains in the consolidated statements of comprehensive income.

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $2.0 million and $2.2 million and an unpaid principal balance of $10.4 million and $11.9 million at March 31, 2012 and December 31, 2011, respectively.

Fair Value Gains (Losses)

Provided in the table below is a summary of the components of net fair value gains (in thousands):

For the Three Months Ended March 31, 2012
Net fair value gains (losses)
Assets of Non-Residual Trusts	$50,371
Liabilities of Non-Residual Trusts	(44,578)
Mandatory repurchase obligation	(295)
Professional fees liability related to certain securitizations	(286)
Other	(449)

Net fair value gains	$4,763

6.	Residential Loans, Net

Residential loans are held for investment and consist of residential mortgages, manufactured housing loans, and retail installment agreements that are primarily held in securitization trusts that have been consolidated by the Company. The residential loans that are held in the Residual Trusts as well as unencumbered loans are accounted for at amortized cost while the residential loans that are held in the Non-Residual Trusts that have been consolidated in conjunction with the Company’s acquisition of Green Tree are accounted for at fair value. The residential loans held in consolidated securitization trusts are pledged as collateral for the mortgage-backed debt issued by the trusts and are not available to satisfy claims of the general creditors of the Company. Refer to Note 4 for further information regarding these consolidated VIEs and to Note 11 for further information regarding the mortgage-backed debt and related collateral.

Residential loans, net are summarized in the table below (in thousands):

	March 31, 2012			December 31, 2011
	Carried at Amortized Cost (1)	Carried at Fair Value	Total	Carried at Amortized Cost (1)	Carried at Fair Value	Total
Residential loans, principal balance	$1,749,163	$883,803	$2,632,966	$1,776,063	$907,207	$2,683,270
Unamortized premiums (discounts) and other cost basis adjustments, net	(166,286)	—	(166,286)	(170,375)	—	(170,375)
Fair value adjustment	—	(195,955)	(195,955)	—	(234,493)	(234,493)
Allowance for loan losses	(13,784)	—	(13,784)	(13,824)	—	(13,824)

Residential loans, net	$1,569,093	$687,848	$2,256,941	$1,591,864	$672,714	$2,264,578

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $12.9 million and $15.3 million in accrued interest receivable at March 31, 2012 and December 31, 2011, respectively.

Residential Loan Acquisitions

At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss given default. The Company acquired residential loans to be held for investment in the amount of $1.1 million and $44.8 million, adding $1.2 million and $62.8 million of unpaid principal to the residential loan portfolio in the three months ended March 31, 2012 and 2011, respectively. The acquisitions during the three months ended March 31, 2012 and 2011, respectively, included $1.1 million and $26.4 million of unpaid principal balance associated with credit-impaired loans.

Purchased Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands).

	For the Three Months Ended March 31,
	2012	2011
Contractually required cash flows for acquired loans at acquisition	$2,126	$46,779
Nonaccretable difference	(1,558)	(22,707)

Expected cash flows for acquired loans at acquisition	568	24,072
Accretable yield	—	(7,431)

Fair value at acquisition	$568	$16,641

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands).

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of the period	$15,294	$4,174
Additions	—	7,431
Accretion	(788)	(87)
Reclassifications from nonaccretable difference	333	—

Balance at end of the period	$14,839	$11,518

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	March 31, 2012	December 31, 2011
Outstanding balance (1)	$44,144	$45,827
Carrying amount	28,089	28,622

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of the period	$13,824	$15,907
Provision for loan losses	1,569	625
Charge-offs, net of recoveries (1)	(1,609)	(1,612)

Balance at end of the period	$13,784	$14,920

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.2 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	March 31, 2012	December 31, 2011

Allowance for loan losses
Loans individually evaluated for impairment	$4,025	$4,366
Loans collectively evaluated for impairment	9,244	9,286
Loans acquired with deteriorated credit quality	515	172

Total	$13,784	$13,824

Recorded investment in residential loans carried at amortized cost
Loans individually evaluated for impairment	$40,210	$50,516
Loans collectively evaluated for impairment	1,514,578	1,526,550
Loans acquired with deteriorated credit quality	28,089	28,622

Total	$1,582,877	$1,605,688

Impaired Residential Loans

The following tables present loans carried at amortized cost which are individually evaluated for impairment and consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Individually impaired
With no related allowance recorded	$7,092	$8,307	$—	$7,636	$9,129	$—
With an allowance recorded	33,118	35,167	4,025	42,880	45,775	4,366

Purchased credit-impaired
With no related allowance recorded	2,969	4,998	—	2,842	5,243	—
With an allowance recorded	25,120	38,932	515	25,780	40,027	172

	For the Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually impaired
With no related allowance recorded	$7,364	$—	$9,394	$3
With an allowance recorded	37,999	12	35,591	16

Purchased credit-impaired
With no related allowance recorded	2,905	77	15,457	205
With an allowance recorded	25,450	711	—	—

Aging of Past Due Residential Loans

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans carried at amortized cost
March 31, 2012	$14,845	$6,969	$62,976	$84,790	$1,498,087	$1,582,877	$62,976
December 31, 2011	17,544	10,396	61,107	89,047	1,516,641	1,605,688	61,107

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	March 31, 2012	December 31, 2011
Performing	$1,498,087	$1,516,641
Non-performing	84,790	89,047

Total	$1,582,877	$1,605,688

7.	Receivables, Net

Receivables, net consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Insurance premium receivables	$117,172	$110,980
Receivables related to Non-Residual Trusts at fair value	77,900	81,782
Servicing fee receivables	30,273	30,530
Other receivables	3,270	4,859

Receivables	228,615	228,151
Less: Allowance for uncollectible servicing fee and other receivables	(23)	(23)

Receivables, net	$228,592	$228,128

8.	Servicing of Residential Loans

The Company’s total servicing portfolio consists of accounts serviced and sub-serviced for third parties for which servicing rights have been capitalized, accounts sub-serviced for third parties, as well as loans held for investment and real estate owned held for sale recognized on the consolidated balance sheets. As a result of the Acquisition, the Company capitalized the servicing rights associated with Green Tree’s servicing and sub-servicing agreements in existence at the date of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	March 31, 2012		December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	400,352	$18,657,855	402,067	$18,717,559
Capitalized sub-servicing (2)	304,575	15,496,396	318,363	16,302,306
Sub-servicing	269,903	48,830,569	259,100	48,264,295

Total third-party servicing portfolio	974,830	82,984,820	979,530	83,284,160
On-balance sheet
Residential loans and real estate owned (3)	61,266	2,701,719	62,027	2,749,894

Total on-balance sheet serviced assets	61,266	2,701,719	62,027	2,749,894

Total servicing portfolio	1,036,096	$85,686,539	1,041,557	$86,034,054

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree at the date of the Green Tree acquisition.
(3)	Consists of unencumbered, Residual Trust and Non-Residual Trust residential loans and real estate owned recognized on the Company’s consolidated balance sheets.

Residential loans represent the single class of servicing rights. The amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of comprehensive income. The following table summarizes the activity in the carrying value of servicing rights for the period (in thousands):

For the Three Months Ended March 31, 2012
Balance at beginning of the period	$250,329

Amortization	(12,915)
Impairment	—

Balance at end of the period	$237,414

Servicing rights are accounted for at amortized cost and evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages. The fair value of servicing rights was $255.0 million and $262.7 million at March 31, 2012 and December 31, 2011, respectively, and was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (dollars in thousands):

March 31, 2012
Carrying amount of servicing rights	$237,414
Cumulative scheduled principal balance of serviced loans at the end of the period	33,328,792
Assumptions
Weighted-average remaining life in years	5.8
Weighted-average stated customer interest rate on underlying collateral	7.81%
Weighted-average discount rate	12.33%
Expected cost to service as a percentage of principal balance of serviced loans	0.49%
Expected ancillary fees as a percentage of principal balance of serviced loans	0.07%
Expected conditional repayment rate as a percentage of principal balance of serviced loans	5.34%
Expected conditional default rate as a percentage of principal balance of serviced loans	5.72%

The valuation of servicing rights is affected by the underlying assumptions including the expected cost of servicing, ancillary fees, prepayments of principal, defaults and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

9.	Other Assets

Other assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Real estate owned, net	$53,499	$56,147
Deferred debt issuance costs on:
Term Loans and Revolver	22,847	24,379
Mortgage-backed debt	20,708	21,116
Prepaid expenses	6,757	7,145
Other	8,779	9,241

Total other assets	$112,590	$118,028

10.	Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Payables to insurance carriers	$54,649	$49,246
Acquisition related escrow funds payable to seller	45,000	45,000
Employee related liabilities	22,564	35,698
Uncertain tax positions	16,996	16,790
Mandatory repurchase obligation	11,573	11,849
Professional fees liability related to certain securitizations	9,265	9,666
Accrued interest payable	9,172	9,398
Insurance premium cancellation reserve	5,034	3,576
Income taxes payable	2,530	5,592
Other	48,710	44,661

Total payables and accrued liabilities	$225,493	$231,476

11.	Mortgage-Backed Debt and Related Collateral

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

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls for which the Company is obligated to exercise at the earliest possible call dates, which is the date the principal amount of each loan pool falls to 10% of the original principal amount.

Residual Trusts

The Residual Trusts consist of the consolidated securitization trusts that are beneficially owned by the Company. These trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.

The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, or Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. These trusts contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 11.42% at March 31, 2012 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 5.54% at March 31, 2012 compared to a trigger level of 5.25%.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.7 million.

Collateral for Mortgage-Backed Debt

At March 31, 2012, the Residual and Non-Residual Trusts have an aggregate of $2.3 billion of principal in outstanding debt, which is collateralized by $2.8 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at March 31, 2012 was $78.9 million. The fair value of the expected draws of $77.9 million at March 31, 2012 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	March 31, 2012	December 31, 2011
Residential loans of securitization trusts, principal balance	$2,616,785	$2,668,487
Receivables related to Non-Residual Trusts	77,900	81,782
Real estate owned, net	42,156	42,382
Restricted cash and cash equivalents	59,437	59,685

Total mortgage-backed debt collateral	$2,796,278	$2,852,336

12.	Servicing Revenue and Fees

The Company services residential mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Servicing fees	$70,535	$1,026
Incentive and performance fees	23,016	1,478
Ancillary and other fees (1)	9,097	433

Servicing revenue and fees	$102,648	$2,937

(1)	Includes late fees of $3.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

13.	Share-Based Compensation

During the three months ended March 31, 2012, the Company granted 784,018 options that vest ratably over a 3-year term based upon a service condition. The fair value of the stock options of $8.87 was estimated on the date of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 89,262 shares of fully vested common stock to certain of its employees in the form of a bonus under the 2011 Omnibus Incentive Plan. The fair value of the common stock of $20.40 was based on the average of the high and low sales prices on the date of issuance. The Company’s share-based compensation expense has been reflected in the consolidated statements of comprehensive income in salaries and benefits expense.

14.	Income Taxes

From 2009 through June 30, 2011, the Company operated as a REIT. As a result of the acquisition of Green Tree on July 1, 2011, the Company no longer qualifies as a REIT. The Company’s failure to qualify as a REIT was retroactive to January 1, 2011 and the Company is now subject to U.S. federal income and applicable state and local taxes at regular corporate rates. During the period the Company operated as a REIT, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of the Company’s REIT taxable income to stockholders and to meet various other requirements imposed by the Internal Revenue Code.

For the three months ended March 31, 2012 and 2011, the Company recorded income tax expense of $3.1 million and $0.1 million resulting in an effective tax rate of 37.8% and 3.9%, respectively. The increase in the effective tax rate during the three months ended March 31, 2012 as compared to the same period in the prior year was largely due to the loss of REIT status as a result of the acquisition of Green Tree.

Income Tax Exposure

The Company was part of the Walter Energy, Inc., or Walter Energy, consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those related to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding.

•

The IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to Walter Energy in June 2010 proposing changes for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•

Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2006 through 2008, however, because the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any. Walter Energy expects the IRS exam to conclude during 2012.

•

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

15.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the consolidated statements of comprehensive income (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Basic earnings per share
Net income	$5,135	$3,490
Less: net income allocated to unvested participating securities	(141)	(36)

Net income available to common stockholders (numerator)	4,994	3,454

Weighted-average common shares	27,883	25,779
Add: vested participating securities	915	817

Total weighted-average common shares outstanding (denominator)	28,798	26,596

Basic earnings per share	$0.17	$0.13

Diluted earnings per share
Net income	$5,135	$3,490
Less: net income allocated to unvested participating securities	(140)	(35)

Net income available to common stockholders (numerator)	4,995	3,455

Weighted-average common shares	27,883	25,779
Add: vested participating securities	915	817
Add: dilutive effect of stock options	236	135

Diluted weighted-average common shares outstanding (denominator)	29,034	26,731

Diluted earnings per share	$0.17	$0.13

The Company’s unvested restricted stock and restricted stock units, or RSUs, are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the unvested restricted stock and RSUs from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 does not include 2.2 million and less than 0.1 million shares, respectively, because their effect would have been antidilutive.

16.	Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	$17,736	$13,534
Residential loans originated to finance the sale of real estate owned	16,402	21,068

17.	Segment Reporting

Management has organized the Company into four reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts.

•	Asset Receivables Management, or ARM — performs collections of post charge-off deficiency balances on behalf of third-party securitization trusts and asset owners.

•

Insurance — provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through the Company’s insurance agencies for a commission and a reinsurer to third parties as well as to the Loans and Residuals segment.

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered residential loan portfolio and real estate owned.

The Company has revised its method of allocating costs to business segments and has recast the segment measures of the prior period to reflect the new cost allocation method on a consistent basis for all periods presented. In prior segment reporting, the allocation of indirect costs was based on segment profit or loss. The new method allocates indirect costs to the Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to the ARM and other non-reportable segments based on headcount. All remaining indirect costs are allocated to the Servicing segment. For the three months ended March 31, 2011, the change in method increased costs allocated to the Servicing segment by $1.7 million and decreased costs allocated to the Insurance and Other segments by $1.1 million and $0.6 million, respectively.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses which have not been allocated to the business segments, in Other. Intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized in the consolidated statements of comprehensive income.

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended March 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$99,730	$8,328	$—	$—	$—	$(5,410)	$102,648
Interest income on loans	—	—	—	39,280	—	—	39,280
Insurance revenue	—	—	19,962	—	—	—	19,962
Other revenues	786	—	302	—	2,778	—	3,866

Total revenues	100,516	8,328	20,264	39,280	2,778	(5,410)	165,756
EXPENSES
Interest expense	1,495	—	—	23,978	20,365	—	45,838
Depreciation and amortization	21,566	2,004	1,347	—	17	—	24,934
Provision for loan losses	—	—	—	1,569	—	—	1,569
Other expenses, net	66,661	5,163	9,420	7,466	6,618	(5,410)	89,918

Total expenses	89,722	7,167	10,767	33,013	27,000	(5,410)	162,259
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(286)	—	—	(295)	5,344	—	4,763

Total other gains (losses)	(286)	—	—	(295)	5,344	—	4,763

Income (loss) before income taxes	$10,508	$1,161	$9,497	$5,972	$(18,878)	$—	$8,260

	March 31, 2012
Total assets	$1,278,815	$61,789	$159,411	$1,681,355	$872,234	$—	$4,053,604

	For the Three Months Ended March 31, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$7,992	$—	$—	$—	$—	$(5,055)	$2,937
Interest income on loans	—	—	—	41,355	—	—	41,355
Insurance revenue	—	—	2,577	—	—	(545)	2,032
Other revenues	203	—	2	—	61	—	266

Total revenues	8,195	—	2,579	41,355	61	(5,600)	46,590
EXPENSES
Interest expense	—	—	—	20,392	—	—	20,392
Depreciation and amortization	164	—	16	—	—	—	180
Provision for loan losses	—	—	—	625	—	—	625
Other expenses, net	11,333	—	3,741	9,393	3,326	(5,600)	22,193

Total expenses	11,497	—	3,757	30,410	3,326	(5,600)	43,390
OTHER GAINS
Other	—	—	—	95	338	—	433

Total other gains	—	—	—	95	338	—	433

Income (loss) before income taxes	$(3,302)	$—	$(1,178)	$11,040	$(2,927)	$—	$3,633

	March 31, 2011
Total assets	$67,862	$—	$13,999	$1,746,546	$31,905	$(308)	$1,860,004

18.	Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding were $92.2 million at March 31, 2012. The Company has estimated the fair value of this contingent liability at March 31, 2012 as $11.6 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $16.4 million at March 31, 2012.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations, which are based in part on the outstanding principal balance of the debt issued by theses trusts. At March 31, 2012, the Company has estimated the fair value of this contingent liability at $9.3 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $12.9 million at March 31, 2012.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheet due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $294.8 million at March 31, 2012. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheet, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations Green Tree assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.7 million.

Securities Sold with Recourse

The Company assumed, through a prior acquisition, the credit risk with respect to the principal amount of certain mortgage securities sold with recourse. At March 31, 2012, the unpaid principal balance of the mortgage securities was $1.2 million.

Employment Agreements

At March 31, 2012, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.

Transactions with Walter Energy

Following the spin-off in 2009 from Walter Energy, Inc., or Walter Energy, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities relating to certain tax and litigation exposure.

Litigation

As discussed in Note 14, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement, as discussed in Note 11, between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

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

19.	Subsequent Events

On May 2, 2012, the Company renewed its $75.0 million Receivables Loan Agreement for an additional three-year term. The interest rate on this agreement is LIBOR plus 3.25% and matures in July 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2011, filed in our annual Report on Form 10-K on March 9, 2012. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisition of GTCS Holdings LLC, or Green Tree, discussed below. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflects our current views with respect to certain events that may effect our future performance. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in our Annual Report on Form 10-K filed on March 9, 2012 under the caption “Risk Factors” and in our other securities filings with the Securities and Exchange Commission.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the U.S. home sale market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage prepayments;

•	our ability to successfully integrate the Green Tree business into our historical business and to achieve expected synergies;

•

risks related to the financing incurred in connection with the acquisition of Green Tree, including our ability to achieve cash flows sufficient to carry our debt and otherwise to meet the covenants of our debt;

•	the occurrence of anticipated growth of the specialty servicing sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to grow our business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage financing or servicing, and changes to our licensing requirements;

•	changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of government-sponsored entities or various regulatory authorities;

•	changes to our insurance agency business, including increased scrutiny by government regulators and government-sponsored entities on lender-placed insurance practices;

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

The forward-looking statements included herein are only made as of the date of the quarterly report on Form 10-Q. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

The Company

We are a fee-based business services provider to the residential mortgage industry. We are a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets located in the United States, or U.S. We are also a mortgage portfolio owner and operate an insurance agency serving residential loan customers.

Executive Summary

For the three months ended March 31, 2012, we reported net income of $5.1 million or $0.17 per diluted share, which compared to net income of $3.5 million or $0.13 per diluted share for the three months ended March 31, 2011.

We recognized before tax core earnings of $33.2 million for the three months ended March 31, 2012. Core earnings when compared to our net income reflect the following key adjustments: (1) depreciation and amortization expense of $20.2 million related to the increase in basis recognized on assets acquired with Green Tree, (2) integration-related costs of $1.4 million, and (3) the net impact of $(3.0) million for the VIEs consolidated as a result of the Green Tree acquisition, which are accounted for at fair value. For a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings, refer to the Business Segment Results section.

Pro Forma Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Pro Forma Adjusted EBITDA, was $59.1 million for the three months ended March 31, 2012, which when compared to our consolidated income before income taxes reflects the adjustments noted above for core earnings as well as: (1) total depreciation and amortization expense of $24.9 million, which includes amortization of $20.2 million noted as a core earnings adjustment, (2) interest expense of $20.4 million on our corporate debt, and (3) pro forma synergies of $2.3 million. For a reconciliation of our consolidated income before income taxes under GAAP to our Pro Forma Adjusted EBIDTA, refer to the Business Segment Results section.

We generated $47.6 million in cash flow from operating activities during the three months ended March 31, 2012 and finished the quarter with $57.1 million in cash and cash equivalents. We also had $44.7 million in funds available under our senior secured revolving credit facility at March 31, 2012.

We manage our Company in four primary business segments: Servicing; Asset Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported in the Other segment. For the three months ended March 31, 2012, our Servicing segment recognized $75.8 million in servicing fees reflecting a full quarter of contractual fees on our November and December boards of 159,000 loans. In addition, our Servicing segment recognized $14.8 million in incentive and performance fees which includes amounts earned from the 2011 loan boardings, as well as ancillary and other fees of $9.1 million.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $8.3 million for the three months ended March 31, 2012.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agencies for a commission. Net written premiums were $49.5 million for three months ended March 31, 2012, with lender-placed and voluntary net written premiums for the quarter of $28.9 million and $20.6 million, respectively. Total insurance revenue was $20.0 million for the three months ended March 31, 2012.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned. Our net interest margin was 3.84% for the three months ended March 31, 2012, down 123 basis points from the first quarter of 2011 due primarily to the monetization of assets completed during the second quarter in 2011 in order to fund the acquisition of Green Tree. Total delinquent loans have decreased to 5.56% at March 31, 2012 from 5.73% at December 31, 2011. The number of real estate owned properties has declined to 835 units at March 31, 2012, down 32 units from December 31, 2011.

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

Pursuant to the accounting guidance for VIEs, we consolidated ten securitization trusts for which Green Tree performs the servicing. We do not currently own any residual interests in these trusts, and thus, we refer to these trusts as the Non-Residual Trusts. We have elected to account for certain of the assets acquired and liabilities assumed of the Non-Residual Trusts, which consist of residential loans, certain receivables and the mortgage-backed debt, at fair value. We own the residual interests in all of our other consolidated VIEs, which we refer to as the Residual Trusts.

Results of Operations — Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

We recognized net income of $5.1 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Revenues
Servicing revenue and fees	$102,648	$2,937	$99,711
Interest income on loans	39,280	41,355	(2,075)
Insurance revenue	19,962	2,032	17,930
Other revenues	3,866	266	3,600

Total revenues	165,756	46,590	119,166

Expenses
Salaries and benefits	57,403	9,139	48,264
Interest expense	45,838	20,392	25,446
General and administrative	29,029	9,098	19,931
Depreciation and amortization	24,934	180	24,754
Provision for loan losses	1,569	625	944
Other expenses, net	3,486	3,956	(470)

Total expenses	162,259	43,390	118,869

Other gains
Net fair value gains	4,763	—	4,763
Other	—	433	(433)

Total other gains	4,763	433	4,330

Income before income taxes	8,260	3,633	4,627
Income tax expense	3,125	143	2,982

Net income	$5,135	$3,490	$1,645

Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans in the consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation.

A summary of servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Servicing fees	$70,535	$1,026	$69,509
Incentive and performance fees	23,016	1,478	21,538
Ancillary and other fees	9,097	433	8,664

Servicing revenue and fees	$102,648	$2,937	$99,711

Included in incentive and performance fees for the three months ended March 31, 2012 are incentive fees of $9.5 million Green Tree received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Provided below is a summary of the activity in our third-party servicing portfolio, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Three Months Ended March 31, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts serviced for third parties
Beginning balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	25,634	615,904	—	1,570,883	2,186,787
Payoffs, sales and curtailments	(30,334)	(675,608)	(805,910)	(1,004,609)	(2,486,127)

Ending balance	974,830	$18,657,855	$15,496,396	$48,830,569	$82,984,820

		March 31, 2012
Ending number of accounts serviced for third parties		400,352	304,575	269,903	974,830

	For the Three Months Ended March 31, 2011
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized (1)	Total
Unpaid principal balance of accounts serviced for third parties
Beginning balance	5,539	$—	$—	$1,348,329	$1,348,329
New business added	1,637	—	—	382,771	382,771
Payoffs, sales and curtailments	(1,086)	—	—	(225,370)	(225,370)

Ending balance	6,090	$—	$—	$1,505,730	$1,505,730

		March 31, 2011
Ending number of accounts serviced for third parties		—	—	6,090	6,090

(1)	The beginning balance of sub-servicing rights not capitalized of $1.3 billion consists of accounts acquired through the acquisition of Marix Servicing, LLC, or Marix, in November 2010.

All of the new business noted in the table above reflecting activity for the three months ended March 31, 2012 was added by Green Tree. For further information regarding servicing revenue and our servicing portfolio, refer to the Business Segment Results section.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered residential loans, both of which are accounted for at amortized cost. For the three months ended March 31, 2012, interest income decreased $2.1 million as compared to the same period in 2011 primarily due to a decline in balances. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 6.28% for the three months ended March 31, 2012. Provided below is a summary of the average balances of residential loans at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Residential loans at amortized cost
Interest income	$39,280	$41,355	$(2,075)
Average balance	1,594,283	1,652,337	(58,054)
Average yield	9.86%	10.01%	-0.15%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $17.9 million for the three months ended March 31, 2012 as compared to the same period in the prior year due to the acquisition of Green Tree.

Other Revenues

Other revenues increased $3.6 million for the three months ended March 31, 2012 as compared to the same period in the prior year due to management fee income and accretion of certain acquisition-related fair value adjustments recognized by the Company.

Salaries and Benefits

The number of full-time-equivalent employees increased by approximately 2,200 employees as a result of the acquisition of Green Tree, causing the increase in salaries and benefits expense of $48.3 million for the three months ended March 31, 2012 as compared to the same period in the prior year.

Interest Expense

We incur interest expense on our corporate debt, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. For the three months ended March 31, 2012, interest expense increased $25.4 million as compared to the same period in the prior year due largely to the issuance in 2011 of $765 million in corporate debt and $223.1 million in mortgage-backed debt used to fund the acquisition of Green Tree. Provided below is a summary of the average balances of our corporate debt, the mortgage-backed debt of the Residual Trusts, and the servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Debt
Interest expense	$20,428	$—	$20,428
Average balance	732,078	—	732,078
Average rate	11.16%	—	11.16%

Mortgage-backed debt at amortized cost
Interest expense	$23,978	$20,392	$3,586
Average balance	1,400,749	1,271,028	129,721
Average rate	6.85%	6.42%	0.43%

Servicing advance liabilities
Interest expense	$1,432	$—	$1,432
Average balance	107,515	—	107,515
Average rate	5.33%	—	5.33%

General and Administrative

General and administrative expenses increased $19.9 million during the three months ended March 31, 2012 as compared to the same period in the prior year. The increase was due to $24.2 million in general and administrative expenses incurred by Green Tree in the three months ended March 31, 2012 partially offset by transaction costs of $3.0 million incurred in the same period of the prior year relating to the acquisition of Green Tree.

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

	For the Three Months Ended March 31,
	2012	2011	Variance
Depreciation and amortization of:
Servicing rights	$12,915	$—	$12,915
Intangible assets	6,152	—	6,152
Premises and equipment	5,867	180	5,687

Total depreciation and amortization	$24,934	$180	$24,754

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses increased $0.9 million for the three months ended March 31, 2012 as compared to the same period in the prior year due to favorable trends experienced early in 2011 that did not continue in 2012.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net and claims expenses. Other expenses, net decreased $0.5 million for the three months ended March 31, 2012 as compared to the same period in the prior year due to lower claims expense of $0.3 million due primarily to severe wind storm damage claims during the three months ended March 31, 2011. In conjunction with the acquisition of Green Tree, we decided to wind down our property reinsurance business. Existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into beginning January 1, 2012.

Other Gains

We recognized net fair value gains on assets and liabilities accounted for at fair value of $4.8 million during the three months ended March 31, 2012, which included a net gain of $5.8 million on the assets and liabilities of the Non-Residual Trusts offset by a $0.4 million loss on derivatives associated with the 2011 Term Loans. Lower discount rates resulting from changes in market rates impacted the net fair values of the assets and liabilities of the Non-Residual Trusts. We recognized other gains of $0.4 million for the three months ended March 31, 2011, which consisted of a $0.3 million gain from the reversal of the estimated contingent earn-out liability for Marix and a $0.1 million gain on the extinguishment of mortgage-backed debt.

Income Tax Expense

Income tax expense increased $3.0 million for the three months ended March 31, 2012 as compared to the same period in the prior year. As a result of the acquisition of Green Tree, we no longer qualify as a REIT and are now a full tax-paying entity.

Business Segment Results

We manage our Company in four primary business segments: Servicing; ARM; Insurance; and Loans and Residuals. We measure the performance of our business segments through the following measures: income before income taxes, core earnings before income taxes and Pro Forma Adjusted EBITDA. Management considers core earnings before income taxes and Pro Forma Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of the Company as a whole and of our business segments and for allocating capital resources to our segments. Core earnings before income taxes and Pro Forma Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance.

In calculating income before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. The Company has revised its method of allocating costs to business segments and has recast the segment measures of the prior period to reflect the new cost allocation method on a consistent basis for all periods presented. In prior segment reporting, the allocation of indirect expenses was based on segment profit or loss. The new method allocates indirect expenses to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our ARM and other non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment.

We reconcile our income before income taxes for our business segments to our GAAP consolidated income before taxes and report the financial results of our Non-Residual Trusts, other operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income before income taxes for our business segments to our GAAP consolidated income before income taxes, refer to Note 17 in the Notes to Consolidated Financial Statements.

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with Green Tree, non-cash expenses including share-based compensation and interest, certain transaction charges and/or integration expenses to acquire Green Tree and combine our businesses and overhead functions, and the net impact of the consolidated Non-Residual Trusts. For a description of Pro Forma Adjusted EBITDA, refer to the Liquidity and Capital Resources section. For a reconciliation of core earnings before income taxes and Pro Forma Adjusted EBITDA to our GAAP consolidated income before taxes, refer to the Reconciliation of GAAP Consolidated Income Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA in this section.

Provided below is a discussion of our financial results for our four primary business segments.

Servicing

As the size of our servicing portfolio has grown significantly during the past year, the financial results may not be comparable across periods. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings (loss) before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Servicing revenue and fees
Third parties	$94,320	$2,937	$91,383
Intercompany	5,410	5,055	355

Total servicing revenue and fees	99,730	7,992	91,738
Other income	786	203	583

Total revenues	100,516	8,195	92,321
Interest expense	1,495	—	1,495
Depreciation and amortization	21,566	164	21,402
Other expenses, net	66,661	11,333	55,328

Total expenses	89,722	11,497	78,225
Net fair value losses	(286)	—	(286)

Income (loss) before income taxes	10,508	(3,302)	13,810

Core Earnings
Step-up depreciation and amortization	16,840	—	16,840
Share-based compensation expense	3,467	349	3,118
Non-cash interest expense	286	—	286

Total adjustments	20,593	349	20,244

Core earnings (loss) before income taxes	31,101	(2,953)	34,054

Pro Forma Adjusted EBITDA
Depreciation and amortization	4,726	164	4,562
Pro forma synergies	1,426	2,246	(820)
Interest expense on debt	63	—	63
Non-cash interest income	(746)	—	(746)
Other	261	(4)	265

Total adjustments	5,730	2,406	3,324

Pro Forma Adjusted EBITDA	$36,831	$(547)	$37,378

Provided below is a summary of the unpaid principal balance of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	March 31,
	2012	2011	Variance
Servicing portfolio composition
Third parties
First lien mortgages	$60,490,220	$1,500,501	$58,989,719
Second lien mortgages	11,682,476	5,229	11,677,247
Manufactured housing	10,786,451	—	10,786,451
Other	25,673	—	25,673

Total third parties	82,984,820	1,505,730	81,479,090
On-balance sheet residential loans and real estate owned	2,701,719	1,911,244	790,475

Total servicing portfolio	$85,686,539	$3,416,974	$82,269,565

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	March 31, 2012
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	350,435	$60,490,220	0.21%	11.48%
Second lien mortgages	271,508	11,682,476	0.44%	4.39%
Manufactured housing	350,600	10,786,451	1.08%	3.48%
Other	2,287	25,673	0.94%	2.93%

Total accounts serviced for third parties	974,830	82,984,820	0.36%	9.44%
On-balance sheet residential loans and real estate owned	61,266	2,701,719		7.09%

Total servicing portfolio	1,036,096	$85,686,539		9.36%

	December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	341,514	$60,267,669	0.21%	11.63%
Second lien mortgages	274,912	11,857,226	0.44%	4.63%
Manufactured housing	360,528	11,130,515	1.08%	4.36%
Other	2,576	28,750	1.00%	2.89%

Total accounts serviced for third parties	979,530	83,284,160	0.36%	9.66%
On-balance sheet residential loans and real estate owned	62,027	2,749,894		7.36%

Total servicing portfolio	1,041,557	$86,034,054		9.40%

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

For the three months ended March 31, 2012, our Servicing segment recognized core earnings of $31.1 million. The primary components of these earnings are described below:

•

Servicing revenue and fees includes $75.8 million of contractual servicing fees, $14.8 million of incentive and performance fees and $9.1 million of ancillary and other fees. Included in incentive and performance fees are fees that we received during the three months ended March 31, 2012 for exceeding pre-defined performance hurdles of $9.5 million. These fees may not recur on a regular basis, as they are earned based on the performance of the underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

•

Depreciation and amortization expense includes (1) $12.9 million of amortization of servicing rights capitalized for Green Tree’s servicing and sub-servicing agreements that existed at the date of acquisition, (2) $3.5 million of amortization for the intangible assets recognized at the acquisition of Green Tree for customer and institutional relationship intangibles of the Servicing business, which are being amortized over a weighted-average life of 7.0 years and 1.3 years, respectively, and (3) $4.3 million of depreciation of internally-developed software capitalized with the acquisition of Green Tree, which is being depreciated over an estimated useful life of 7.0 years.

•

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expenses, net increased $55.3 million during the three months ended March 31, 2012 as compared to the same period in the prior year due primarily to direct costs of Green Tree, which includes expenses for additional staffing and technology to support the new business added.

Assets Receivables Management

Our ARM business, which was acquired as part of the Green Tree acquisition, performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. For the three months ended March 31, 2012, the ARM business recognized revenue of $8.3 million, operating expenses of $7.1 million, income before taxes of $1.2 million and core earnings of $3.4 million. Adjustments to core earnings included an adjustment for step-up depreciation and amortization of $2.0 million related to the amortization of the customer-relationship intangible asset recognized at the acquisition of Green Tree for the ARM business.

Insurance

Our Insurance segment consists of our agency business and our reinsurance business. The agency business recognizes commission income net of estimated future policy cancellations at the time policies are effective. The reinsurance business earns premium revenue over the life of an insurance contract and incurs actual costs of property damage claims. With the acquisition of Green Tree, we significantly increased the size of our agency business and we decided to wind down our property reinsurance business. Existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into beginning January 1, 2012.

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings (loss) before income taxes and Pro Forma Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Insurance revenue
Third parties	$19,962	$2,032	$17,930
Intercompany	—	545	(545)

Total insurance revenue	19,962	2,577	17,385
Other income	302	2	300

Total revenues	20,264	2,579	17,685
Depreciation and amortization	1,347	16	1,331
Other expenses, net	9,420	3,741	5,679

Total expenses	10,767	3,757	7,010

Income (loss) before income taxes	9,497	(1,178)	10,675

Core Earnings
Step-up depreciation and amortization	1,347	—	1,347
Share-based compensation expense	793	194	599
Non-cash interest expense	93	—	93

Total adjustments	2,233	194	2,039

Core earnings (loss) before income taxes	11,730	(984)	12,714

Pro Forma Adjusted EBITDA
Depreciation and amortization	—	16	(16)
Pro forma synergies	—	149	(149)
Non-cash interest income	(299)	—	(299)
Other	—	51	(51)

Total adjustments	(299)	216	(515)

Pro Forma Adjusted EBITDA	$11,431	$(768)	$12,199

Net written premiums
Lender placed	$28,860	$1,625	$27,235
Voluntary	20,661	1,547	19,114

Total net written premiums	$49,521	$3,172	$46,349

Provided below is a summary of outstanding insurance policies written:

	March 31,
	2012	2011	Variance
Number of outstanding policies written
Lender placed	111,696	6,640	105,056
Voluntary	93,586	7,642	85,944

Total outstanding policies written	205,282	14,282	191,000

For the three months ended March 31, 2012, total insurance revenue increased $17.4 million due to the recognition of commission revenue by Green Tree, reflecting an increase in the amount of net written premiums of $46.3 million or over 14 times the amount written in the three months ended March 31, 2011 as a result of the acquisition of Green Tree. The increase in revenue was offset by a higher level of other expenses, net attributed to Green Tree.

Loans and Residuals

The Loans and Residuals segment primarily consists of the residential loans, real estate owned and mortgage-backed debt of the Residual Trusts, as well as unencumbered residential loans and real estate owned. Through this business, we seek to earn a spread from the interest income we earn on the residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Interest income	$39,280	$41,355	$(2,075)
Interest expense	(23,978)	(20,392)	(3,586)

Net interest income	15,302	20,963	(5,661)
Provision for loan losses	(1,569)	(625)	(944)

Net interest income after provision for loan losses	13,733	20,338	(6,605)
Other gains (losses)	(295)	95	(390)
Intercompany expense	(3,024)	(5,600)	2,576
Other expenses, net	(4,442)	(3,793)	(649)

Total other expenses, net	(7,761)	(9,298)	1,537

Income before income taxes	5,972	11,040	(5,068)

Core Earnings
Non-cash interest expense	707	311	396

Total adjustments	707	311	396

Core earnings before income taxes	6,679	11,351	(4,672)

Pro Forma Adjusted EBITDA
Non-cash interest income	(3,485)	(3,362)	(123)
Residual Trusts cash flows	262	4,516	(4,254)
Provision for loan losses	1,569	625	944
Pro forma monetized assets	—	(9,099)	9,099
Other	797	629	168

Total adjustments	(857)	(6,691)	5,834

Pro Forma Adjusted EBITDA	$5,822	$4,660	$1,162

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	March 31, 2012	December 31, 2011	Variance
Residential loans, net of cost basis adjustments	$1,582,877	$1,605,688	$(22,811)
Allowance for loan losses	(13,784)	(13,824)	40

Residential loans, net	1,569,093	1,591,864	(22,771)

Mortgage-backed debt, net of discounts	1,387,988	1,413,509	(25,521)

Real estate owned
Carrying value	$51,252	$53,651	$(2,399)
Number of units	835	867	(32)

Delinquencies
30 days or more past due	5.56%	5.73%	-0.17%
90 days or more past due	4.16%	3.99%	0.17%

Allowance as % of residential loans	0.87%	0.86%	0.01%

	For the Three Months Ended March 31,
	2012	2011	Variance
Net charge-offs (1)	$6,436	$6,448	$(12)
Charge-off ratio (1) (2)	0.40%	0.39%	0.01%
Coverage ratio (1) (3)	214%	231%	-17%

(1)	Annualized.
(2)

The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(3)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

For the three months ended March 31, 2012 and 2011, we recognized core earnings before income taxes of $6.7 million and $11.4 million, respectively, in our Loans and Residuals business segment. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment for the three months ended March 31, 2012 and 2011.

Net Interest Income

Net interest income was $15.3 million and $21.0 million for the three months ended March 31, 2012 and 2011, respectively. Net interest income decreased $5.7 million for the three months ended March 31, 2012 as compared to the same period in 2011, while our net interest spread and our net interest margin decreased 58 basis points and 123 basis points, respectively, during this same time period. Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Variance
Residential loans at amortized cost
Interest income	$39,280	$41,355	$(2,075)
Average balance	1,594,283	1,652,337	(58,054)
Average yield (1)	9.86%	10.01%	-0.15%

Mortgage-backed debt at amortized cost
Interest expense	$23,978	$20,392	$3,586
Average balance	1,400,749	1,271,028	129,721
Average rate (1)	6.85%	6.42%	0.43%

Net interest income	$15,302	$20,963	$(5,661)
Net interest spread (2)	3.01%	3.59%	-0.58%
Net interest margin (1)(3)	3.84%	5.07%	-1.23%

(1)	Annualized
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

During the three months ended March 31, 2012, net interest income and our net interest margin decreased as we securitized unencumbered residential loans during June 2011 in order to partly fund the acquisition of Green Tree, which resulted in the issuance of $102.0 million in mortgage-backed debt by a consolidated securitization trust. In addition in May and June of 2011, we issued $85.1 million in mortgage-backed debt that had been held by us and reissued $36.0 million in mortgage-backed debt that had previously been extinguished. These transactions reduced net interest income and the net interest margin during the three months ended March 31, 2012 as compared to the same period in the prior year. Our net interest spread for the three months ended March 31, 2012 decreased 58 basis points from the same period of the prior year due primarily to the higher average rate on our mortgage-backed debt of 43 basis points.

Provision for Loan Losses

Our provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered residential loan portfolio. Our provision for loan losses increased by $0.9 million during the three months ended March 31, 2012 as compared to the same period in the prior year. The increase in our provision for loan losses reflects favorable trends experienced in early 2011 that did not continue on in 2012 thus resulting in a lower allowance for loan loss requirement at March 31, 2011. For further information regarding the credit quality of our residential loan portfolio and related trends, refer to the Credit Risk Management section.

Other Gains

During the three months ended March 31, 2011, we extinguished $1.4 million in mortgage-backed debt and recognized a gain of $0.1 million.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Residual Trusts as well as for our unencumbered residential loans and real estate owned. In addition, during 2011 this segment was charged a premium from the Insurance segment for insurance policies written on real estate owned held by the Loans and Residuals segment.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which were $2.4 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively.

Reconciliation of GAAP Consolidated Income Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA

Provided below is a reconciliation of our consolidated income before income taxes under GAAP to our core earnings and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$10,508	$1,161	$9,497	$5,972	$(18,878)	$8,260

Core Earnings
Step-up depreciation and amortization	16,840	2,004	1,347	—	17	20,208
Share-based compensation expense	3,467	256	793	—	233	4,749
Transaction and integration costs	—	—	—	—	1,417	1,417
Non-cash interest expense	286	—	93	707	—	1,086
Net impact of Non-Residual Trusts	—	—	—	—	(3,002)	(3,002)
Other	—	—	—	—	449	449

Total adjustments	20,593	2,260	2,233	707	(886)	24,907

Core earnings (loss) before income taxes	31,101	3,421	11,730	6,679	(19,764)	33,167

Pro Forma Adjusted EBITDA
Interest expense on debt	63	—	—	—	20,365	20,428
Non-cash interest income	(746)	—	(299)	(3,485)	—	(4,530)
Depreciation and amortization	4,726	—	—	—	—	4,726
Pro forma synergies	1,426	—	—	—	902	2,328
Provision for loan losses	—	—	—	1,569	—	1,569
Residual Trusts cash flows	—	—	—	262	—	262
Other	261	3	—	797	79	1,140

Total adjustments	5,730	3	(299)	(857)	21,346	25,923

Pro Forma Adjusted EBITDA	$36,831	$3,424	$11,431	$5,822	$1,582	$59,090

	For the Three Months Ended March 31, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$(3,302)	$—	$(1,178)	$11,040	$(2,927)	$3,633

Core Earnings
Transaction and integration costs	—	—	—	—	3,047	3,047
Share-based compensation expense	349	—	194	—	14	557
Non-cash interest expense	—	—	—	311	—	311
Other	—	—	—	—	(338)	(338)

Total adjustments	349	—	194	311	2,723	3,577

Core earnings (loss) before income taxes	(2,953)	—	(984)	11,351	(204)	7,210

Pro Forma Adjusted EBITDA
Non-cash interest income	—	—	—	(3,362)	—	(3,362)
Pro forma synergies	2,246	—	149	—	2,355	4,750
Residual Trusts cash flows	—	—	—	4,516	—	4,516
Provision for loan losses	—	—	—	625	—	625
Depreciation and amortization	164	—	16	—	—	180
Pro forma monetized assets	—	—	—	(9,099)	—	(9,099)
Other	(4)	—	51	629	(927)	(251)

Total adjustments	2,406	—	216	(6,691)	1,428	(2,641)

Pro Forma Adjusted EBITDA	$(547)	$—	$(768)	$4,660	$1,224	$4,569

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including the acquisition of servicing rights, funding of servicing advances and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, which is measured as cash and cash equivalents plus borrowing capacity available on our Revolver, was $101.8 million at March 31, 2012.

Our principal sources of liquidity are the cash from our servicing, ARM and insurance businesses, funds obtained from our revolver and servicing advance facilities, cash releases from the Residual Trusts, the principal and interest payments received from unencumbered residential loans, as well as cash proceeds from the issuance of equity and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current balances of cash and cash equivalents along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, and other available sources of liquidity will be sufficient to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, planned capital expenditures, and all required debt service obligations for the next twelve months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities, access to equity markets, and conditions in the capital markets. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

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

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
Mid-State Trust IV	(1)	—	—	10.00%	4.29%	4.29%
Mid-State Trust VI	8.00%	2.00%	2.36%	8.00%	5.20%	5.14%
Mid-State Trust VII	8.50%	2.06%	1.89%	1.50%	0.64%	0.04%
Mid-State Trust VIII	8.50%	2.05%	2.07%	1.50%	-0.04%	-0.20%
Mid-State Trust X	8.00%	3.31%	3.05%	8.00%	7.09%	7.19%
Mid-State Trust XI	8.75%	3.35%	3.42%	7.75%	5.58%	5.41%
Mid-State Capital Corporation 2004-1 Trust	8.00%	5.71%	5.30%	6.50%	2.95%	2.85%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.93%	7.44%	5.50%	3.14%	3.00%
Mid-State Capital Corporation 2006-1 Trust	8.00%	11.42%	10.58%	5.25%	5.54%	5.31%
Mid-State Capital Corporation 2010-1 Trust	10.50%	9.79%	8.35%	5.50%	0.47%	0.31%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Mortgage-Backed Debt

We have historically funded the residential loan portfolio through the securitization market. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At March 31, 2012 and December 31, 2011, the total unpaid principal balance of mortgage-backed debt was $2.3 billion.

The mortgage-backed debt is collateralized by $2.8 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and also from draws on the letters of credit, or LOCs, of certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts are also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions which we are obligated to exercise at the earliest possible call dates. We expect to exercise these mandatory call obligations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.7 million. We would expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed.

Corporate Debt

Term Loans and Revolver

On July 1, 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility, or Revolver. Our obligations under the 2011 Term Loans and Revolver are guaranteed by the assets and equity of substantially all of our subsidiaries excluding the assets of the consolidated Residual and Non-Residual Trusts. In order to hedge the cash flow risk related to the variability in interest rate payments on the 2011 Term Loans, we entered into interest rate caps and a swaption with initial notional amounts of $391 million and $175 million, respectively.

The terms of the 2011 Term Loans and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/ Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016
$45 million revolver	LIBOR plus 6.25%, LIBOR floor of 1.50%	Bullet payment at maturity	June 30, 2016

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

During the three months ended March 31, 2012, we repaid principal of $18.8 million on the 2011 Term Loans. The capacity under the Revolver allows requests for the issuance of LOCs of up to $22.5 million or total cash borrowings of up to $45.0 million less any amounts outstanding in issued LOCs. There were no borrowings under the Revolver during the three months ended March 31, 2012. At March 31, 2012, we had outstanding $0.3 million in an issued LOC with total availability under the Revolver of $44.7 million. The commitment fee on the unused portion of the Revolver is 0.75% per year.

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

The Interest Expense Coverage ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in the debt agreements), both as measured on a trailing twelve-month basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing consolidated total indebtedness as of the measurement date by Pro Forma Adjusted EBITDA as measured on a trailing twelve-month basis preceding the measurement date. The first lien requires a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.75:1.00 by the end of 2016, while the second lien requires a ratio of 2.00:1.00 increasing to 2.50:1.00. The first lien allows for a maximum Total Leverage Ratio of 4.50:1.00 being reduced over time to 3.00:1.00 by the end of 2016 while the second lien allows for a ratio of 4.75:1.00 reduced to 3.25:1.00.

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

Provided below is a reconciliation of our income before income taxes, which is a U.S. GAAP measure of our operating results, to Pro Forma Adjusted EBITDA, which has been calculated in accordance with the definitions in the 2011 Term Loans and Revolver agreements (in thousands):

For the Three Months Ended March 31, 2012
Income before income taxes	$8,260
Add:
Deprecation and amortization	24,934
Interest expense on debt	20,428

EBITDA	53,622
Add:
Non-cash share-based compensation expense	4,749
Pro forma synergies (1)	2,328
Provision for loan losses	1,569
Transaction and integration-related costs	1,417
Non-cash interest expense	1,086
Residual Trusts cash flows (2)	262
Other (3)	1,589

Sub-total	13,000
Less:
Non-cash interest income	(4,530)
Net impact of Non-Residual Trusts (4)	(3,002)

Sub-total	(7,532)

Pro Forma Adjusted EBITDA	$59,090

(1)

Represents the estimated transaction-related synergies that have not yet been realized as if they occurred as of January 1, 2011. This pro forma adjustment has been made in accordance with the definition in our 2011 Term Loans and Revolver agreements.

(2)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(3)	Represents other cash and non-cash non-recurring adjustments included in our income before income taxes.
(4)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our income before income taxes.

Interest Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at March 31, 2012:

	Covenant Requirement		Actual
	1st Lien	2nd Lien
Interest Coverage Ratio — equal to or greater than	2.25:1.00	2.00:1.00	2.96
Total Leverage Ratio — equal to or less than	4.50:1.00	4.75:1.00	3.35

Mortgage Servicing Rights Credit Agreement

In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012. The balance outstanding under this agreement at March 31, 2012 was $7.0 million.

Servicing Advance Facilities

Servicer Advance Reimbursement Agreement

In October 2009, Green Tree entered into a Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $100.0 million. The reimbursement rates vary by product and range from 80% to 95%. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires on June 30, 2012 but is automatically renewed on an annual basis unless advance notification is received from the counterparty of its intent to terminate the agreement 120 days prior to the one year period. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at March 31, 2012 was $54.6 million. Amounts borrowed under the Servicer Advance Reimbursement Agreement fluctuate daily based on our funding requirements and the level of eligible servicing advance collateral.

On February 29, 2012, the counterparty notified us of its intent to terminate this agreement and to provide a new agreement with revised terms. We expect to renew the Servicer Advance Reimbursement Agreement; however, there can be no assurance that we will have access to the Servicer Advance Reimbursement Agreement on the terms that currently exist, if at all.

Receivables Loan Agreement

On May 2, 2012, the Company renewed its three-year Receivables Loan Agreement collateralized by certain principal and interest advances and protective advances reimbursable from securitization trusts serviced by us. The principal payments on this note are paid from recoveries or repayments of the underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayments received on the underlying advances that collateralize the notes. We are able to pledge new advances to the facility up to an outstanding note balance of $75.0 million. The advance rates on this renewed facility vary by product ranging from 75% to 90%. The interest rate on this agreement is LIBOR plus 3.25%. The facility expires in July 2015. The balance outstanding under the previous agreement at March 31, 2012 was $50.0 million. Amounts borrowed under the Receivables Loan Agreement fluctuate daily based on our funding requirements and the level of eligible servicing advance collateral.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities	$47,568	$3,589
Cash flows provided by (used in) investing activities	50,516	(21,912)
Cash flows used in financing activities	(73,632)	(37,639)

Net increase (decrease) in cash and cash equivalents	$24,452	$(55,962)

Operating Activities

Net cash provided by operating activities was $47.6 million for the three months ended March 31, 2012 as compared to $3.6 million during the same period in 2011. For the three months ended March 31, 2012, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our residential loan portfolio. Cash flows from operating activities for the three months ended March 31, 2011 were primarily generated from our residential loan portfolio carried at amortized cost. The significant increase in cash flows from operations quarter over quarter is due to the addition of the Green Tree servicing and insurance businesses.

Investing Activities

The primary sources of cash flows from investing activities include payments received on our residential loans and receivables related to Non-Residual Trusts, as well as cash proceeds from the sales of real estate owned offset by changes in the required level of restricted cash. Cash flows related to purchases of premises and equipment fluctuate from period to period. Net cash provided by investing activities was $50.5 million for the three months ended March 31, 2012 as compared to cash used for investing activities of $21.9 million during the same period in 2011. For the three months ended March 31, 2012 and 2011, the primary source of cash was principal payments received on our residential loans of $40.4 million and $23.5 million, respectively, which increased due to the cash flows related to the Non-Residual Trusts acquired in the Green Tree acquisition. During the three months ended March 31, 2012 and 2011, cash of $1.1 million and $44.8 million, respectively, was used to purchase residential loans. The decrease in cash outflows to purchase residential loans is due to the discontinuation of our loan acquisition program in conjunction with the Green Tree acquisition. During the three months ended March 31, 2012, cash of $1.2 million was used for purchases of premises and equipment.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our corporate debt which we entered into to acquire Green Tree, as well as mortgage-backed debt and servicing advance liabilities, both of which increased significantly due to the acquisition of Green Tree. Net cash used in financing activities was $73.6 million for the three months ended March 31, 2012 as compared to $37.6 million during the same period in 2011. For the three months ended March 31, 2012, the primary use of cash was $21.5 million for principal payments on debt, $49.5 million for principal payments on mortgage-backed debt and $2.4 million for net payments on servicing advance liabilities. During the three months ended March 31, 2011, the primary use of cash was for principal payments on and extinguishment of mortgage-backed debt of $21.0 million and dividends and dividend equivalents paid of $13.4 million.

Credit Risk Management

Residential Loan Credit Risk

We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered residential loans held in our portfolio, both of which are recognized as residential loans on our consolidated balance sheets. Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, establishment of an appropriate allowance for loan losses and sound non-accrual and charge-off policies.

We do not currently own residual interests in the Non-Residual Trusts. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to credit risk associated with the purchased residential loans when the calls are exercised. The Company expects to call these securitizations beginning in 2017 and continuing through 2019.

The principal balance of our residential loan portfolio at March 31, 2012 that exposes us to credit risk was $1.7 billion. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts totals $1.8 billion and is permanently financed with $1.4 billion of mortgage-backed debt leaving us with a net credit exposure of $428.3 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 89% and an average refreshed borrower credit score of 591. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

Allowance for Loan Losses

We maintain an allowance for loan losses for the unencumbered residential loans and the residential loans held in the Residual Trusts that are recognized on our consolidated balance sheets and are accounted for at amortized cost. The following table provides information regarding our allowance for loan losses and related ratios for the periods presented (dollars in thousands):

	Allowance for Loan Losses	Allowance as a % of Residential Loans (1)	Net Charge-offs (2)	Charge-off Ratio (2) (3)	Coverage Ratio (2) (4)
March 31, 2012	$13,784	0.87%	$6,436	0.40%	214%
December 31, 2011	13,824	0.86	8,099	0.50	171

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(2)	Annualized.
(3)

The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(4)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

The following table summarizes activity in the allowance for loan losses for our residential loan portfolio (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of the period	$13,824	$15,907
Provision for loan losses	1,569	625
Charge-offs, net of recoveries (1)	(1,609)	(1,612)

Balance at end of the period	$13,784	$14,920

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.2 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

	March 31, 2012	December 31, 2011
Total number of residential loans outstanding	32,707	32,921
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	0.80%	0.92%
60-89 days	0.36%	0.50%
90 days or more	2.98%	2.90%

Total	4.14%	4.32%

Principal balance of residential loans outstanding (in thousands)	$1,749,163	$1,776,063
Delinquencies as a percent of amounts outstanding:
30-59 days	0.96%	1.09%
60-89 days	0.44%	0.65%
90 days or more	4.16%	3.99%

Total	5.56%	5.73%

The following table summarizes our unencumbered residential loans and the residential loans in the Residual Trusts that have been placed in non-accrual status due to payments being past due 90 days or more:

	March 31, 2012	December 31, 2011
Residential loans:
Number of loans	975	954
Unpaid principal balance (in millions)	$72.8	$70.8

Portfolio Characteristics

The weighted-average original loan-to-value ratio, or LTV, of our residential loan portfolios is 89.00% and 90.00% at March 31, 2012 and December 31, 2011, respectively. The LTV dispersion of our unencumbered residential loans and the residential loans in the Residual Trusts is provided in the following table:

LTV Category:	March 31, 2012	December 31, 2011
0.00 - 70.00	2.49%	1.56%
70.01 - 80.00	3.06%	3.09%
80.01 - 90.00 (1)	65.40%	65.62%
90.01 -100.00	29.05%	29.73%

Total	100.00%	100.00%

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

FICO scores are refreshed on at least an annual basis. The refreshed weighted-average FICO score of our unencumbered residential loans and the residential loans in the Residual Trusts was 591 and 588 at March 31, 2012 and December 31, 2011, respectively. The refreshed weighted-average FICO dispersion of our portfolio is provided in the following table:

Refreshed FICO Scores:	March 31, 2012	December 31, 2011
<=600	53.95%	52.85%
601 - 640	15.42%	15.14%
641 - 680	8.43%	9.70%
681 - 720	5.05%	4.99%
721 - 760	3.01%	2.67%
761 - 800	2.04%	2.30%
>=801	1.10%	0.91%
Unknown or unavailable	11.00%	11.44%

Total	100.00%	100.00%

Our unencumbered residential loans and residential loans in the Residual Trusts are concentrated in the following states:

States:	March 31, 2012	December 31, 2011
Texas	34.84%	34.71%
Mississippi	14.43%	14.36%
Alabama	7.92%	7.95%
Florida	7.06%	7.06%
Louisiana	6.07%	6.07%
South Carolina	5.59%	5.56%
Other (1)	24.09%	24.29%

Total	100.00%	100.00%

(1)	Other at December 31, 2011 consists of loans in 41 states individually representing a concentration of less than 5%.

Our unencumbered residential loans and residential loans in the Residual Trusts were originated in the following periods:

Origination Year:	March 31, 2012	December 31, 2011
Year 2012 Origination	0.93%	—
Year 2011 Origination	4.03%	4.88%
Year 2010 Origination	3.51%	3.38%
Year 2009 Origination	2.78%	2.99%
Year 2008 Origination	4.11%	8.59%
Year 2007 Origination	13.95%	15.44%
Year 2006 Origination	10.37%	10.15%
Year 2005 Origination and earlier	60.32%	54.57%

Total	100.00%	100.00%

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

The following table presents activity related to foreclosed property (dollars in thousands):

	For the Three Months Ended March 31,
	2012				2011
	Loans and Residuals		Non-Residual Trusts (1)		Loans and Residuals
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of the period	867	$53,651	193	$2,496	1,041	$67,629
Foreclosures and other additions, at fair value	284	15,457	207	2,307	242	14,120
Cost basis of financed sales	(276)	(16,508)	—	—	(349)	(20,609)
Cost basis of cash sales to third parties and other dispositions	(40)	(847)	(235)	(2,167)	(25)	(1,388)
Lower of cost or fair value adjustments	—	(501)	—	(389)	—	(1,093)

Balance at end of the period	835	$51,252	165	$2,247	909	$58,659

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 17 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As a result of the acquisition of Green Tree, we have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. The nature of our involvement with these VIEs is described below. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information.

We service loans for eleven securitization trusts for which we also have an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party and serve as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. For seven of these securitization trusts, we also have a $417.7 million mandatory clean-up call obligation and have consolidated these seven trusts on our consolidated balance sheets. For the remaining four of the eleven trusts, we do not have a mandatory clean-up call obligation. For these four trusts, our only involvement is that of servicer and the LOC reimbursement obligation. Based on our estimates of the underlying performance of the collateral in these securitizations, we do not expect that the final $165.0 million will be drawn, and therefore, we have not recorded a liability for the fair value of this obligation on our consolidated balance sheets; however, actual performance may differ from this estimate in the future. As our only involvement with these four securitization trusts is that of servicer and the LOC reimbursement obligation, which we do not expect to be drawn, we have concluded that we are not the primary beneficiary of these four trusts and, therefore, we have not consolidated these trusts on our consolidated balance sheets. We do not hold any residual or other interests in these four trusts. As the servicer of the loans in these trusts, we collect servicing fees.

Our maximum exposure to loss related to these four unconsolidated VIEs equals the carrying value of servicing rights, net and servicer and protective advances, net recognized on our consolidated balance sheets totaling $5.5 million and $5.7 million at March 31, 2012 and December 31, 2011, respectively, plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs as discussed above.

The Company assumed, through a prior acquisition, the credit risk with respect to the principal amount of certain mortgage securities sold with recourse. At March 31, 2012 and December 31, 2011, the unpaid principal balance of the mortgage securities was $1.2 million. Accordingly, we are responsible for credit losses, if any, with respect to these securities.

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

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2012. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 9, 2012. Our market risks have not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. In the first quarter of 2012, we completed the transition of all information technology processes and controls from a third-party service provider to an internally managed Information Technology Department. The internally managed processes and controls primarily include the monitoring of database and system performance, servers, networks, and storage. In addition, the Information Technology Department provides help desk support, systems access and security and disaster recovery services.

Additionally, we completed the transition of servicing the residential loans that are held in the Residual Trusts, as well as, unencumbered loans to Green Tree, which resulted in modification to internal controls over the Servicing, Foreclosure and Real Estate Owned, and Accounting business processes.

There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of legal proceedings, see Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 9, 2012. There have been no material developments involving legal proceedings since December 31, 2011.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 9, 2012.

In our Current Report on Form 10-K we identified the following Risk Factors which are hereby supplemented as indicated:

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in damages and/or reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.

On March 14, 2012, Fannie Mae, a government sponsored enterprise for which Green Tree services mortgage loans, issued a Servicing Guide Announcement related to lender-placed insurance, that, if not revised before its mandatory implementation date of June 1, 2012, would exclude from reimbursement by Fannie Mae any lender-placed insurance commission earned by an entity related to the servicer, such as Green Tree’s insurance agency.

Federal Government/State Attorneys General foreclosure settlement could have unforeseen effects on our business.

On February, 9, 2012, the U.S. Department of Justice, certain federal regulatory agencies, and forty-nine state attorneys general (Oklahoma is excluded) entered into a $25 billion settlement with the five largest mortgage servicers — JP Morgan Chase, CitiGroup, Ally Financial, Wells Fargo and Bank of America. The settlement, which was approved by the U.S. District Court for the District of Columbia by consent judgments entered on April 5, 2012, provides for, among other things, payments to certain individuals whose homes have been foreclosed upon, the reduction of principal for certain other mortgagors, and the establishment of a broad array of new requirements and restrictions related to the servicing of residential mortgage loans (the “Servicing Standards”). While we are not a party to the settlement, we expect current and future clients may require us to implement some or most of the Servicing Standards when we servicing loans for them. Should this occur, our cost to service mortgage loans could be increased and our servicing income could be reduced by amounts that we do not believe will be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Dated: May 9, 2012		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Dated: May 9, 2012		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Notes	Description

3.2	(1)	By-Laws of Registrant, effective February 28, 2012.

10.1	(2)	Mark J. O’Brien Contract Amendment dated March 29, 2012.

10.2	(3)	Amended and Restated Receivables Loan Agreement dated as of May 2, 2012 among Green Tree Advance Receivables II, LLC, as Borrower, Green Tree Servicing LLC, as Administrator, The Financial Institutions From Time to Time Party Hereto, as Lenders, Wells Fargo Bank, National Association as Calculation Agent, Verification Agent, Account Bank and Securities Intermediary and Wells Fargo Capital Finance, LLC, as Agent.

31.1	(3)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(3)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(3)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(3)

XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012.

(3)	Filed herewith.