Form 10-Q
period 2012-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2012-08-09
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 28,855,211 shares of common stock outstanding as of August 8, 2012.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$38,335	$18,011
Restricted cash and cash equivalents	404,648	339,826
Residential loans (includes $678,682 and $672,714 at fair value)	2,242,158	2,278,402
Allowance for loan losses	(14,330)	(13,824)

Residential loans, net	2,227,828	2,264,578
Receivables, net (includes $68,107 and $81,782 at fair value)	225,790	228,128
Servicer and protective advances, net	124,824	140,497
Servicing rights, net	224,203	250,329
Goodwill	471,282	470,291
Intangible assets, net	125,409	137,482
Premises and equipment, net	122,222	130,410
Other assets	106,176	118,028

Total assets	$4,070,717	$4,097,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $19,760 and $21,515 at fair value)	$202,814	$217,251
Servicer payables	309,915	231,916
Servicing advance liabilities	110,076	107,039
Debt	701,396	742,626
Mortgage-backed debt (includes $801,338 and $811,245 at fair value)	2,165,808	2,224,754
Deferred tax liability, net	34,753	43,360

Total liabilities	3,524,762	3,566,946

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized—10,000,000 shares Issued and outstanding - 0 shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share:
Authorized—90,000,000 shares Issued and outstanding—28,830,015 and 27,875,158 shares at June 30, 2012 and December, 31 2011, respectively	289	279
Additional paid-in capital	188,294	178,598
Retained earnings	356,904	351,341
Accumulated other comprehensive income	468	416

Total stockholders’ equity	545,955	530,634

Total liabilities and stockholders’ equity	$4,070,717	$4,097,580

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

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$57,245	$59,685
Residential loans (includes $678,682 and $672,714 at fair value)	2,228,287	2,266,965
Allowance for loan losses	(14,109)	(13,604)

Residential loans, net	2,214,178	2,253,361
Receivables, net (includes $68,107 and $81,782 at fair value)	68,107	81,782
Other assets	57,855	63,498

Total assets	$2,397,385	$2,458,326

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$9,482	$10,163
Mortgage-backed debt (includes $801,338 and $811,245 at fair value)	2,165,808	2,224,754

Total liabilities	$2,175,290	$2,234,917

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Servicing revenue and fees	$101,881	$3,310	$204,529	$6,247
Interest income on loans	40,453	42,029	79,733	83,384
Insurance revenue	16,803	2,137	36,765	4,169
Other revenues	4,963	584	8,829	850

Total revenues	164,100	48,060	329,856	94,650

EXPENSES
Salaries and benefits	55,541	8,585	112,944	17,724
Interest expense	44,523	21,661	90,361	42,053
General and administrative	33,887	15,236	62,916	24,334
Depreciation and amortization	25,025	180	49,959	360
Provision for loan losses	1,957	875	3,526	1,500
Other expenses, net	3,180	4,993	6,666	8,949

Total expenses	164,113	51,530	326,372	94,920

OTHER GAINS
Net fair value gains	788	—	5,551	—
Other	—	—	—	433

Total other gains	788	—	5,551	433

Income (loss) before income taxes	775	(3,470)	9,035	163
Income tax expense (benefit)	347	(75)	3,472	68

Net income (loss)	$428	$(3,395)	$5,563	$95

Comprehensive income (loss)	$422	$(3,543)	$5,615	$(183)

Net income (loss)	$428	$(3,395)	$5,563	$95

Basic earnings (loss) per common and common equivalent share	$0.01	$(0.13)	$0.19	$—
Diluted earnings (loss) per common and common equivalent share	0.01	(0.13)	0.19	—
Weighted-average common and common equivalent shares outstanding — basic	28,916	26,646	28,857	26,621
Weighted-average common and common equivalent shares outstanding — diluted	29,085	26,646	29,015	26,750

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at January 1, 2012	27,875,158	$279	$178,598	$351,341	$416	$530,634
Net income				5,563		5,563
Other comprehensive income					52	52
Share-based compensation			6,169			6,169
Excess tax benefit on share-based compensation			1,390			1,390
Issuance of shares under incentive plan net of shares repurchased and cancelled	954,857	10	2,137			2,147

Balance at June 30, 2012	28,830,015	$289	$188,294	$356,904	$468	$545,955

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2012	2011
Operating activities
Net income	$5,563	$95
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of servicing rights	26,126	—
Net fair value losses	1,968	—
Amortization of residential loan discounts	(8,275)	(6,961)
Amortization of discounts on debt and deferred debt issuance costs	5,635	593
Provision for loan losses	3,526	149
Depreciation and amortization of premises and equipment and intangibles	23,833	360
Gain on mortgage-backed debt extinguishment	—	(95)
Change in contingent earn-out payment liability	—	(338)
Losses on real estate owned, net	2,288	633
Provision (benefit) for deferred income taxes	(8,680)	57
Share-based compensation	8,363	1,460
Other	(2,230)	(217)

Decrease (increase) in assets
Receivables	(8,330)	2,147
Servicer and protective advances	16,403	2,244
Other	(675)	(88)

Increase (decrease) in liabilities
Payables and accrued liabilities	(13,639)	8,874
Servicer payables	1,684	—

Cash flows provided by operating activities	53,560	8,913

Investing activities
Purchases of residential loans	(2,064)	(44,794)
Principal payments received on residential loans	81,813	48,957
Payments on receivables related to Non-Residual Trusts	8,571	—
Cash proceeds from sales of real estate owned, net	8,459	1,208
Purchases of premises and equipment	(3,787)	(19)
(Increase) decrease in restricted cash and cash equivalents	10,021	(1,302)
Other	(300)	—

Cash flows provided by investing activities	102,713	4,050

Financing activities
Debt issuance costs paid	(825)	(2,569)
Payments on debt	(43,072)	—
Issuance of servicing advance liabilities	146,906	—
Payments on servicing advance liabilities	(143,869)	(3,254)
Issuance of mortgage-backed debt	—	223,065
Payments on mortgage-backed debt	(96,432)	(39,941)
Mortgage-backed debt extinguishment	—	(1,338)
Dividends and dividend equivalents paid	—	(13,431)
Proceeds from the issuance of common stock	376	100
Repurchase and cancellation of common stock	(423)	—
Excess tax benefits on share-based compensation	1,390	—

Cash flows provided by (used in) financing activities	(135,949)	162,632

Net increase in cash and cash equivalents	20,324	175,595
Cash and cash equivalents at the beginning of the period	18,011	114,352

Cash and cash equivalents at the end of the period	$38,335	$289,947

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry. The Company is a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets in the United States, or the U.S. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans in the U.S. and operates an insurance agency serving residential loan customers. At June 30, 2012, the Company serviced approximately one million accounts.

Throughout this Quarterly Report on Form 10-Q, references to "residential loans" refer to residential mortgage loans and residential retail installment agreements, which include manufactured housing loans, and references to "borrowers" refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

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

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications and Error Corrections

During the second quarter of 2012, the Company made immaterial corrections of errors in certain amounts in its consolidated balance sheet at December 31, 2011. Amounts received by the Company and required to be legally segregated in separate bank accounts have been reclassified from cash and cash equivalents to restricted cash and cash equivalents. In addition, amounts for which the Company does not meet the right of offset criteria have been reclassified from servicer and protective advances to servicer payables. Lastly, cash balances that were overdrawn at year end have been reclassified from payables and accrued liabilities to cash and cash equivalents as the legal right of offset exists within the same banking institution. These revisions had no impact on the Company’s net income. The impact of correcting these errors resulted in a decrease of $2.7 million in cash flows from operating activities for the three months ended March 31, 2012 to $44.8 million.

In addition, primarily as a result of the acquisition of Green Tree, the presentation of the Company’s consolidated statements of comprehensive income (loss) has been changed to better reflect the nature of the Company’s ongoing operations. In order to provide comparability between periods presented, certain amounts have been reclassified from the presentation in the previously reported interim consolidated financial statements to the presentation for the current period.

Recent Accounting Guidance

In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on fair value measurements and disclosures that was the result of work completed by them and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing of information about fair value measurements. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012. The updates related to fair value measurements had no impact on the Company’s consolidated financial statements. The additional disclosures required by the new standard include quantitative information about the significant unobservable inputs used in Level 3 recurring and non-recurring fair value measurements, a description of the valuation processes used for recurring and non-recurring fair value measurements, and qualitative information about the sensitivity of recurring fair value measurements to changes in unobservable inputs. These additional disclosures have been included in Note 4.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. Under the new standard, the components of net income (loss) and other comprehensive income (loss) can be presented in either a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The accounting standard is effective for interim and annual periods beginning January 1, 2012. The change in presentation required by this standard, which had an insignificant impact on the Company’s consolidated financial statements, is reflected in the consolidated statements of comprehensive income (loss).

In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. The Company has adopted this accounting standards update effective January 1, 2012 and will apply the guidance to its annual goodwill impairment test as of October 31, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standards update to require disclosure of information about the effect of rights of setoff with certain financial instruments on an entity’s financial position. The amendments in this standard are effective for interim and annual reporting periods beginning January 1, 2013. The Company is currently evaluating the impact of the amendments in the accounting standards update on its financial statement disclosures.

2. Acquisitions

Green Tree

On July 1, 2011, the Company acquired all of the outstanding membership interests in Green Tree for a total consideration of $1.1 billion. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the three months ended June 30, 2012, the Company adjusted the estimated fair value of the servicer and protective advances acquired at the acquisition date. This adjustment resulted in an increase to goodwill assigned to the Servicing segment and a decrease to servicer and protective advances, net of $1.0 million.

Costs Associated with Exit Activities

As a result of the acquisition of Green Tree, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The major costs incurred as a result of these actions are severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income (loss). Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 16. The Company completed these exit activities at the end of June 2012; final payments or other settlements are expected to be completed by the first quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and
	Other-Related Costs	Other	Total
Balance at January 1, 2011	$—	$—	$—
Charges	3,222	278	3,500
Cash payments or other settlements	(1,266)	(63)	(1,329)

Balance at December 31, 2011	1,956	215	2,171
Charges	768	—	768
Cash payments or other settlements	(164)	(5)	(169)

Balance at March 31, 2012	2,560	210	2,770
Charges	357	—	357
Cash payments or other settlements	(817)	(23)	(840)

Balance at June 30, 2012	$2,100	$187	$2,287

Total expected charges	$4,347	$278	$4,625

3. Variable Interest Entities

Consolidated Variable Interest Entities

Securitization trusts that the Company consolidates and in which it holds residual interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts. The Non-Residual Trusts were acquired as part of the acquisition of Green Tree.

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a Variable Interest Entity, or VIE, and whether or not the Company is required to consolidate the trust. Prior to the acquisition of Green Tree, the Company determined that it was the primary beneficiary of twelve securitization trusts and, as a result, has consolidated these VIEs. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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

Non-Residual Trusts

As a result of the acquisition of Green Tree, the Company determined that it is the primary beneficiary of ten securitization trusts that were consolidated on the Company’s consolidated balance sheet at July 1, 2011. The Company does not currently own any residual interests in these trusts. In addition, the Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, Green Tree assumed certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. As the Company will take control of the remaining collateral in the trusts when these calls are exercised, the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.2 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $291.1 million and $298.5 million at June 30, 2012 and December 31, 2011, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Included in the table below is a summary of the carrying amounts of the assets and liabilities of the Residual Trusts and the Non-Residual Trusts (in thousands):

	Carrying Amount of Assets and Liablities of Consolidated VIEs
	June 30, 2012			December 31, 2011
	Residual Trusts	Non-Residual Trusts	Total	Residual Trusts	Non-Residual Trusts	Total
Assets
Restricted cash and cash equivalents	$42,075	$15,170	$57,245	$43,452	$16,233	$59,685
Residential loans	1,549,605	678,682	2,228,287	1,594,251	672,714	2,266,965
Allowance for loan losses	(14,109)	—	(14,109)	(13,604)	—	(13,604)

Residential loans, net	1,535,496	678,682	2,214,178	1,580,647	672,714	2,253,361
Receivables, net	—	68,107	68,107	—	81,782	81,782
Other assets	55,486	2,369	57,855	61,002	2,496	63,498

Total assets	$1,633,057	$764,328	$2,397,385	$1,685,101	$773,225	$2,458,326

Liabilities
Payables and accrued liabilities	$9,482	$—	$9,482	$10,163	$—	$10,163
Mortgage-backed debt	1,364,470	801,338	2,165,808	1,413,509	811,245	2,224,754

Total liabilities	$1,373,952	$801,338	$2,175,290	$1,423,672	$811,245	$2,234,917

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

For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded in the consolidated statements of comprehensive income (loss) in interest income on loans and interest expense, respectively. Additionally, the Company records its estimate of probable incurred credit losses associated with the residential loans in provision for loan losses in the consolidated statements of comprehensive income (loss). Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and issuances of and payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in net fair value gains in the consolidated statements of comprehensive income (loss). Also included in net fair value gains is the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in net fair value gains as a component of the recognition of the interest income on the loans. The non-cash component of net fair value gains is recognized as an adjustment in reconciling net income to the net cash provided or used by operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for four of these securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. At June 30, 2012 and December 31, 2011, the Company serviced $236.4 million and $250.4 million, respectively, of loans related to the four unconsolidated securitization trusts.

The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Total
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)	Assets of Unconsolidated VIEs
Servicing arrangements with letter of credit reimbursement obligation
June 30, 2012	$2,606	$2,682	$5,288	$170,288	$236,359
December 31, 2011	2,909	2,832	5,741	170,741	250,426

(1)

The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on the Company’s consolidated balance sheets plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above.

4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis, all of which utilize significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2012
		Total
		Gains (Losses)
	Fair Value	Included in		Fair Value
	March 31, 2012	Net Income	Settlements	June 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$687,848	$24,263	$(33,429)	$678,682
Receivables related to Non-Residual Trusts	77,900	(5,663)	(4,130)	68,107

Total assets	$765,748	$18,600	$(37,559)	$746,789

Liabilities
Mandatory repurchase obligation	$(11,573)	$118	$555	$(10,900)
Professional fees liability related to certain securitizations	(9,265)	(268)	673	(8,860)
Mortgage-backed debt related to Non-Residual Trusts	(819,345)	(17,204)	35,211	(801,338)

Total liabilities	$(840,183)	$(17,354)	$36,439	$(821,098)

	For the Six Months Ended June 30, 2012
		Total
		Gains (Losses)
	Fair Value	Included in		Fair Value
	December 31, 2011	Net Income	Settlements	June 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$74,075	$(68,107)	$678,682
Receivables related to Non-Residual Trusts	81,782	(5,104)	(8,571)	68,107

Total assets	$754,496	$68,971	$(76,678)	$746,789

Liabilities
Mandatory repurchase obligation	$(11,849)	$(177)	$1,126	$(10,900)
Professional fees liability related to certain securitizations	(9,666)	(554)	1,360	(8,860)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(61,782)	71,689	(801,338)

Total liabilities	$(832,760)	$(62,513)	$74,175	$(821,098)

Total gains and losses for assets and liabilities measured at fair value on a recurring basis are recognized in net fair value gains in the consolidated statements of comprehensive income (loss). Total gains and losses included in net income (loss) include interest income and expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, as well as the impact of changes in valuation inputs and assumptions.

A valuation committee determines and approves all valuation policies and unobservable inputs used to estimate fair value. The valuation committee consists of certain members of the management team responsible for accounting, treasury, operations and credit risk. The valuation committee meets on a quarterly basis to review the financial assets and liabilities that require fair value measurement, including how each financial asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data.

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

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, compared to the required debt payments of the securitization trusts. The cash flows from the loans and thus the cash to be provided by the LOCs is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. The discount rate assumption for these assets is based on the risk-free market rate given the credit risk characteristics of the collateral supporting the LOCs. Receivables related to Non-Residual Trusts are recorded in receivables, net in the consolidated balance sheets.

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

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that a market participant would consider in valuing debt, include but are not limited to, prepayment, default, loss severity and discount rates, as well as the balance of LOCs provided as credit enhancement. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on credit characteristics combined with an assessment of market interest rates. Mortgage-backed debt related to Non-Residual Trusts is recorded in mortgage-backed debt in the consolidated balance sheets.

The Company utilizes a discounted cash flow method in the fair value measurement of Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at June 30, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant		Weighted
	Unobservable Input	Range	Average
Assets
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	4.54%-6.28%	5.43%
	Loss severity	80.65% -91.00%	86.70%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	4.59%-6.44%	5.46%
	Loss severity	78.33%-88.93%	84.38%
Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	5.31%	5.31%
	Loss severity	73.71%	73.71%
Professional fees liability related to certain securitizations	Conditional prepayment rate	4.59%-6.85%	5.52%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	4.59%-6.44%	5.46%
	Loss severity	78.33%-88.93%	84.38%

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	Non-Recurring Fair Value Measurements
	June 30, 2012	December 31, 2011
Real estate owned, net	$47,492	$56,147

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of comprehensive income (loss). The majority of real estate owned is reported in the Loans and Residuals operating segment. In determining the fair value, the Company’s accounting department performs a review of historical severity rates of real estate owned previously sold by the Company. The properties are stratified by acquisition type and holding period. The severity rates are reviewed for reasonableness by comparison to third-party market data. Fair value is determined by applying severity rates to the stratified population and is approved by management.

For the three and six months ended June 30, 2012 and 2011, real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income (loss) were $2.6 million and $5.4 million, respectively, and $2.7 million and $5.5 million for the same periods in 2011, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $1.3 million and $2.2 million for the three and six months ended June 30, 2012, respectively, and $0.9 million and $2.0 million for the same periods in 2011, respectively.

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets at June 30, 2012 measured in the consolidated financial statements at fair value on a non-recurring basis. The Company utilizes historical severity experience in the measurement of the fair value of these assets.

	Significant			Weighted
	Unobservable Input	Range		Average
Real estate owned, net	Loss severity	0	% - 77.80%	15.42%

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities and their respective level that are required to be either recorded or disclosed at fair value at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$38,335	$38,335	Level 1	$18,011	$18,011
Restricted cash and cash equivalents	404,648	404,648	Level 1	339,826	339,826
Residential loans, net
Residential loans carried at amortized cost	1,549,146	1,525,321	Level 3	1,591,864	1,587,258
Residential loans carried at fair value	678,682	678,682	Level 3	672,714	672,714
Receivables, net
Insurance premium receivables	111,672	105,199	Level 3	110,980	107,111
Receivables related to Non-Residual Trusts	68,107	68,107	Level 3	81,782	81,782
Other	46,011	46,011	Level 3	35,366	35,366
Servicer and protective advances, net	124,824	122,220	Level 3	140,497	131,597
Financial liabilities
Payables and accrued liabilities
Mandatory repurchase obligation	10,900	10,900	Level 3	11,849	11,849
Professional fees liability related to certain securitizations	8,860	8,860	Level 3	9,666	9,666
Payables to insurance carriers	51,239	50,611	Level 3	49,246	48,812
Other	131,815	131,815	Level 3	146,490	146,490
Servicer payables	309,915	309,915	Level 3	231,916	231,916
Servicing advance liabilities (1)	109,293	109,753	Level 2	107,039	107,060
Debt (2)	680,058	735,539	Level 2	718,247	765,201
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost (3)	1,344,100	1,350,285	Level 3	1,392,393	1,401,400
Mortgage-backed debt carried at fair value	801,338	801,338	Level 3	811,245	811,245

(1)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.8 million as of June 30, 2012.
(2)	The carrying amount of debt is net of deferred issuance costs of $21.3 million and $24.4 million at June 30, 2012 and December 31, 2011, respectively.
(3)	The carrying amount of mortgage-backed debt is net of deferred issuance costs of $20.4 million and $21.1 million at June 30, 2012 and December 31, 2011, respectively.

The following provides a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring basis. A description of the methods and significant assumptions used in estimating the fair values of financial assets and liabilities measured on a recurring basis has been provided under the Items Measured at Fair Value on a Recurring Basis section of this note.

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

Insurance premium receivables — The estimated fair value of these receivables is based on the net present value of the expected cash flows. The determination of fair value includes assumptions related to the underlying collateral serviced by the Company, such as delinquency and default rates, as the insurance premiums are collected as part of the customers’ loan payments or from the related trusts.

Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements as well as assumptions related to the underlying collateral, when proceeds may be used to recover these receivables.

Payables to insurance carriers — The estimated fair value of these liabilities is based on the net present value of the expected carrier payments over the life of the payables.

Servicing advance liabilities — The estimated fair value of these liabilities is based on the net present value of projected cash flows over the expected life of the liabilities at estimated market rates.

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

Fair Value Option

The Company elected the fair value option for certain assets and liabilities of the VIEs that have been consolidated as a result of the acquisition of Green Tree. These assets and liabilities related to the Non-Residual Trusts include residential loans, receivables and mortgage-backed debt. The fair value option was elected for these assets and liabilities as fair value best reflects the expected future economic performance of these assets and liabilities. The yield on the loans along with any changes in fair value are recorded in net fair value gains in the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of the fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option (in thousands):

	June 30, 2012		December 31, 2011
	Estimated	Unpaid Principal	Estimated	Unpaid Principal
	Fair Value	Balance(1)	Fair Value	Balance(1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$678,682	$860,541	$672,714	$907,207
Receivables related to Non-Residual Trusts	68,107	68,990	81,782	87,802

Total	$746,789	$929,531	$754,496	$995,009

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$801,338	$871,912	$811,245	$920,761

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs.

Presented in the table below are the fair value gains and losses from the instrument-specific credit risk and other factors associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Three Months			For the Six Months
	Ended June 30, 2012			Ended June 30, 2012
	Instrument-			Instrument-
	Specific		Fair Value	Specific		Fair Value
	Credit Risk (1)	Other (2)	Gain (Loss) (3)	Credit Risk (1)	Other (2)	Gain (Loss) (3)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$10,686	$13,577	$24,263	$12,422	$61,653	$74,075
Receivables related to Non-Residual Trusts	(6,682)	1,019	(5,663)	(6,804)	1,700	(5,104)

Total	$4,004	$14,596	$18,600	$5,618	$63,353	$68,971

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$(2,762)	$(14,442)	$(17,204)	$(4,760)	$(57,022)	$(61,782)

(1)	Consists of changes in fair value due to changes in assumptions related to prepayments, defaults and severity.
(2)

Includes interest income and expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion, and changes in fair value due to changes in the London Interbank Offered Rate, or LIBOR, as well as actual cash flows differing than expected.

(3)	Fair value gains and losses are recognized in net fair value gains in the consolidated statements of comprehensive income (loss).

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.8 million and $2.2 million and an unpaid principal balance of $9.3 million and $11.9 million at June 30, 2012 and December 31, 2011, respectively.

Fair Value Gains (Losses)

Provided in the table below is a summary of the components of net fair value gains (losses) (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Net fair value gains (losses)
Assets of Non-Residual Trusts	$18,600	$68,971
Liabilities of Non-Residual Trusts	(17,204)	(61,782)
Mandatory repurchase obligation	118	(177)
Professional fees liability related to certain securitizations	(268)	(554)
Other	(458)	(907)

Net fair value gains	$788	$5,551

5. Residential Loans, Net

Residential loans are held for investment and consist of residential mortgages, manufactured housing loans, and retail installment agreements that are primarily held in securitization trusts that have been consolidated by the Company. The residential loans that are held in the Residual Trusts as well as unencumbered loans are accounted for at amortized cost while the residential loans that are held in the Non-Residual Trusts that have been consolidated in conjunction with the Company’s acquisition of Green Tree are accounted for at fair value. The residential loans held in consolidated securitization trusts are pledged as collateral for the mortgage-backed debt issued by the trusts and are not available to satisfy claims of the general creditors of the Company. Refer to Note 3 for further information regarding these consolidated VIEs and to Note 11 for further information regarding the mortgage-backed debt and related collateral.

Residential loans, net are summarized in the table below (in thousands):

	June 30, 2012			December 31, 2011
	Carried at	Carried at		Carried at	Carried at
	Amortized Cost (1)	Fair Value	Total	Amortized Cost (1)	Fair Value	Total
Residential loans, principal balance	$1,723,760	$860,541	$2,584,301	$1,776,063	$907,207	$2,683,270
Unamortized premiums (discounts) and other cost basis adjustments, net	(160,284)	—	(160,284)	(170,375)	—	(170,375)
Fair value adjustment	—	(181,859)	(181,859)	—	(234,493)	(234,493)
Allowance for loan losses	(14,330)	—	(14,330)	(13,824)	—	(13,824)

Residential loans, net	$1,549,146	$678,682	$2,227,828	$1,591,864	$672,714	$2,264,578

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $13.8 million and $15.3 million in accrued interest receivable at June 30, 2012 and December 31, 2011, respectively.

Residential Loan Acquisitions

At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss given default. The Company acquired residential loans to be held for investment in the amount of $2.1 million and $44.8 million, adding $2.1 million and $62.8 million of unpaid principal to the residential loan portfolio in the six months ended June 30, 2012 and 2011, respectively. The acquisitions during the six months ended June 30, 2012 and 2011, respectively, included $1.9 million and $26.4 million of unpaid principal balance associated with credit-impaired loans.

Purchased Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Contractually required cash flows for acquired loans at acquisition	$1,735	$—	$3,861	$46,779
Nonaccretable difference	(1,324)	—	(2,882)	(22,707)

Expected cash flows for acquired loans at acquisition	411	—	979	24,072
Accretable yield	—	—	—	(7,431)

Fair value at acquisition	$411	$—	$979	$16,641

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Balance at beginning of the period	$14,839	$11,518	$15,294	$4,174
Additions	—	—	—	7,431
Accretion	(769)	(1,048)	(1,557)	(1,135)
Reclassifications from nonaccretable difference	65	3,369	398	3,369

Balance at end of the period	$14,135	$13,839	$14,135	$13,839

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	June 30, 2012	December 31, 2011
Outstanding balance (1)	$42,858	$45,827
Carrying amount	26,754	28,622

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

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

Modifications

Occasionally, the Company modifies a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs. Troubled debt restructurings continue to be insignificant to the Company.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Balance at beginning of the period	$13,784	$14,920	$13,824	$15,907
Provision for loan losses	1,957	875	3,526	1,500
Charge-offs, net of recoveries (1)	(1,411)	(2,561)	(3,020)	(4,173)

Balance at end of the period	$14,330	$13,234	$14,330	$13,234

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.0 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	June 30, 2012	December 31, 2011
Allowance for loan losses
Loans individually evaluated for impairment	$4,327	$4,366
Loans collectively evaluated for impairment	9,509	9,286
Loans acquired with deteriorated credit quality	494	172

Total	$14,330	$13,824

Recorded investment in residential loans carried at amortized cost
Loans individually evaluated for impairment	$47,163	$50,516
Loans collectively evaluated for impairment	1,489,065	1,526,550
Loans acquired with deteriorated credit quality	27,248	28,622

Total	$1,563,476	$1,605,688

Impaired Residential Loans

The following tables present loans carried at amortized cost which are individually evaluated for impairment and consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	June 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Individually impaired
With no related allowance recorded	$7,730	$9,254	$—	$7,636	$9,129	$—
With an allowance recorded	39,433	43,241	4,327	42,880	45,775	4,366
Purchased credit-impaired
With no related allowance recorded	3,006	5,130	—	2,842	5,243	—
With an allowance recorded	24,242	37,507	494	25,780	40,027	172

	For the Three Months Ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually impaired
With no related allowance recorded	$7,411	$3	$6,679	$15
With an allowance recorded	36,276	59	35,677	23
Purchased credit-impaired
With no related allowance recorded	2,987	72	25,800	930
With an allowance recorded	24,681	697	—	—

	For the Six Months Ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually impaired
With no related allowance recorded	$7,486	$3	$8,430	$18
With an allowance recorded	38,521	71	34,719	39
Purchased credit-impaired
With no related allowance recorded	2,924	149	20,313	1,135
With an allowance recorded	25,011	1,408	—	—

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59	60-89	90 Days			Total	Non-
	Days Past	Days Past	or More	Total		Residential	Accrual
	Due	Due	Past Due	Past Due	Current	Loans	Loans
Recorded investment in residential loans carried at amortized cost
June 30, 2012	$18,322	$10,244	$61,647	$90,213	$1,473,263	$1,563,476	$61,647
December 31, 2011	$17,544	$10,396	$61,107	$89,047	$1,516,641	$1,605,688	$61,107

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	June 30, 2012	December 31, 2011
Performing	$1,473,263	$1,516,641
Non-performing	90,213	89,047

Total	$1,563,476	$1,605,688

6. Receivables, Net

Receivables, net consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Insurance premium receivables	$111,672	$110,980
Receivables related to Non-Residual Trusts at fair value	68,107	81,782
Servicing fee receivables	33,294	30,530
Income tax receivables	10,571	—
Other receivables	2,169	4,859

Receivables	225,813	228,151
Less: Allowance for uncollectible servicing fee and other receivables	(23)	(23)

Receivables, net	$225,790	$228,128

7. Servicing of Residential Loans

The Company’s total servicing portfolio consists of accounts serviced and sub-serviced for third parties for which servicing rights have been capitalized, accounts sub-serviced for third parties, as well as loans held for investment and real estate owned recognized on the consolidated balance sheets. As a result of the acquisition of Green Tree, the Company capitalized the servicing rights associated with Green Tree’s servicing and sub-servicing agreements in existence at the date of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2012		December 31, 2011
	Number	Unpaid Principal	Number	Unpaid Principal
	of Accounts	Balance	of Accounts	Balance
Third-party investors (1)
Capitalized servicing rights	387,862	$17,900,748	402,067	$18,717,559
Capitalized sub-servicing (2)	292,733	14,766,362	318,363	16,302,306
Sub-servicing	260,052	46,492,457	259,100	48,264,295

Total third-party servicing portfolio	940,647	79,159,567	979,530	83,284,160
On-balance sheet
Residential loans and real estate owned (3)	60,373	2,646,390	62,027	2,749,894

Total on-balance sheet serviced assets	60,373	2,646,390	62,027	2,749,894

Total servicing portfolio	1,001,020	$81,805,957	1,041,557	$86,034,054

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree at the date of the acquisition of Green Tree.
(3)	Consists of unencumbered, Residual Trusts and Non-Residual Trust residential loans and real estate owned recognized on the Company’s consolidated balance sheets.

The Company services residential mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Servicing fees	$69,068	$927	$139,603	$1,953
Incentive and performance fees (1)	23,705	1,984	46,721	3,462
Ancillary and other fees (2)	9,108	399	18,205	832

Servicing revenue and fees	$101,881	$3,310	$204,529	$6,247

(1)	Includes revenue for both the Servicing and Asset Receivables Management segments.
(2)	Includes late fees of $3.4 million and $6.8 million for the three and six months ended June 30, 2012 and $0.4 million and $0.7 million for the same periods during 2011, respectively.

Servicing Rights

Residential loans represent the single class of servicing rights. The amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of comprehensive income (loss). The following table summarizes the activity in the carrying value of servicing rights for the period (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Balance at beginning of the period	$237,414	$250,329
Amortization	(13,211)	(26,126)
Impairment	—	—

Balance at end of the period	$224,203	$224,203

Servicing rights are accounted for at amortized cost and evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages. The fair value of servicing rights was $241.3 million and $262.7 million at June 30, 2012 and December 31, 2011, respectively, and was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (dollars in thousands):

June 30, 2012
Carrying amount of servicing rights	$224,203
Assumptions
Weighted-average remaining life in years	5.7
Weighted-average stated customer interest rate on underlying collateral	7.80%
Weighted-average discount rate	12.07%
Expected conditional prepayment rate as a percentage of principal balance of serviced loans	10.67%

The valuation of servicing rights is affected by the underlying assumptions including prepayments of principal and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

8. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Real estate owned, net	$47,492	$56,147
Deferred debt issuance costs on:
Term Loans and Revolver	21,338	24,379
Mortgage-backed debt	20,370	21,116
Servicing advance liabilities	783	—
Prepaid expenses	7,836	7,145
Other	8,357	9,241

Total other assets	$106,176	$118,028

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Payables to insurance carriers	$51,239	$49,246
Acquisition related escrow funds payable to seller	45,000	45,000
Employee related liabilities	24,881	35,698
Uncertain tax positions	17,212	16,790
Mandatory repurchase obligation	10,900	11,849
Professional fees liability related to certain securitizations	8,860	9,666
Accrued interest payable	8,931	9,398
Insurance premium cancellation reserve	4,750	3,576
Income taxes payable	—	5,592
Other	31,041	30,436

Total payables and accrued liabilities	$202,814	$217,251

10. Servicing Advance Liabilities

Servicer Advance Reimbursement Agreement

On July 1, 2012, the Company renewed its Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The renewed agreement provides for a reimbursement amount of up to $150.0 million. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires in June 2013.

Receivables Loan Agreement

In May 2012, the Company renewed its three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain servicer and protective advances. The interest cost under the renewed agreement is LIBOR plus 3.25%. The renewed facility matures in July 2015.

11. Mortgage-Backed Debt and Related Collateral

Mortgage-Backed Debt

Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value. Refer to Note 3 for further information regarding the consolidated Residual and Non-Residual Trusts.

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

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.16% at June 30, 2012 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 6.04% at June 30, 2012 compared to a trigger level of 5.25%.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.2 million.

Collateral for Mortgage-Backed Debt

At June 30, 2012, the Residual and Non-Residual Trusts have an aggregate of $2.2 billion of principal in outstanding debt, which is collateralized by $2.7 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at June 30, 2012 was $69.0 million. The fair value of the expected draws of $68.1 million at June 30, 2012 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	June 30, 2012	December 31, 2011
Residential loans of securitization trusts, principal balance	$2,567,165	$2,668,487
Receivables related to Non-Residual Trusts	68,107	81,782
Real estate owned, net	37,484	42,382
Restricted cash and cash equivalents	57,245	59,685

Total mortgage-backed debt collateral	$2,730,001	$2,852,336

12. Share-Based Compensation

During the six months ended June 30, 2012, the Company granted 800,820 options that vest ratably over a 3-year term based upon a service condition. The weighted-average fair value of the stock options of $8.87 was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 89,262 shares of fully vested common stock to its employees in the form of a bonus under the 2011 Omnibus Incentive Plan as well as 18,585 shares of fully vested common stock to its non-employee directors. The weighted-average fair value of the common stock of $20.36 was based on the average of the high and low sales prices on the date of issuance. The Company’s share-based compensation expense has been reflected in the consolidated statements of comprehensive income (loss) in salaries and benefits expense.

13. Income Taxes

From 2009 through June 30, 2011, the Company operated as a Real Estate Investment Trust, or REIT. As a result of the acquisition of Green Tree on July 1, 2011, the Company no longer qualifies as a REIT. The Company’s failure to qualify as a REIT was retroactive to January 1, 2011 and the Company is now subject to U.S. federal income and applicable state and local taxes at regular corporate rates. During the period the Company operated as a REIT, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of the Company’s REIT taxable income to stockholders and to meet various other requirements imposed by the Internal Revenue Code.

For the three months ended June 30, 2012 and 2011, the Company recorded income tax expense of $0.3 million and an income tax benefit of $0.1 million resulting in an effective tax rate of 44.8% and 2.2%, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded income tax expense of $3.5 million and $0.1 million resulting in an effective tax rate of 38.4% and 41.7%, respectively. The effective tax rate during the current year reflects the company’s status as a full tax-paying corporation. As of June 30, 2011, the company was a REIT with taxable REIT subsidiaries which were subject to U.S. federal and state income tax rates. The effective tax rate during the six months ended June 30, 2011 reflects the tax expense of the taxable REIT subsidiaries that could not be offset with losses of other subsidiaries.

Income Tax Exposure

The Company was part of the Walter Energy, Inc. or Walter Energy, consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-Q, those related to the following:

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

The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of the Company from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination ("Distribution Taxes") which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.

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

14. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share
Net income (loss)	$428	$(3,395)	$5,563	$95
Less: net income allocated to unvested participating securities	(11)	—	(143)	(1)

Net income (loss) available to common stockholders (numerator)	417	(3,395)	5,420	94

Weighted-average common shares outstanding (denominator)	28,916	26,646	28,857	26,621

Basic earnings (loss) per share	$0.01	$(0.13)	$0.19	$—

Diluted earnings (loss) per share
Net income (loss)	$428	$(3,395)	$5,563	$95
Less: net income allocated to unvested participating securities	(11)	—	(142)	(1)

Net income (loss) available to common stockholders (numerator)	417	(3,395)	5,421	94

Weighted-average common shares outstanding	28,916	26,646	28,857	26,621
Add: dilutive effect of stock options	169	—	158	129

Diluted weighted-average common shares outstanding (denominator)	29,085	26,646	29,015	26,750

Diluted earnings (loss) per share	$0.01	$(0.13)	$0.19	$—

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

The calculation of diluted earnings (loss) per share for the periods ended June 30, 2012 and 2011 do not include 1.6 million shares and 0.8 million shares, respectively, because their effect would have been antidilutive.

15. Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	32,424	$31,422
Residential loans originated to finance the sale of real estate owned	31,506	40,874

16. Segment Reporting

Management has organized the Company into four reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts.

•	Asset Receivables Management, or ARM — performs collections of post charge-off deficiency balances on behalf of third party securitization trusts and other asset owners.

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

During the three months ended March 31, 2012, the Company revised its method of allocating costs to business segments. As a result, the Company has recast the segment measures of the prior period to reflect the new cost allocation method on a consistent basis for all periods presented. In prior segment reporting, the allocation of indirect costs was based on segment profit or loss. The new method allocated indirect costs to the Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to the ARM and other non-reportable segments based on headcount. All remaining indirect costs are allocated to the Servicing segment. For the three months ended June 30, 2011, the change in method decreased costs allocated to the Servicing and Other segments by $1.2 million and $0.5 million, respectively, and increased costs allocated to the Insurance segment by $1.7 million. For the six months ended June 30, 2011, the change in method increased costs allocated to the Servicing and Insurance segments by $0.5 million and $0.7 million, respectively, and decreased costs allocated to the Other segment by $1.2 million.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses which have not been allocated to the business segments, in Other. Intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized in the consolidated statements of comprehensive income (loss).

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$97,665	$9,501	$—	$—	$—	$(5,285)	$101,881
Interest income on loans	—	—	—	40,453	—	—	40,453
Insurance revenue	—	—	16,803	—	—	—	16,803
Other revenues	1,033	—	187	—	3,743	—	4,963

Total revenues	98,698	9,501	16,990	40,453	3,743	(5,285)	164,100
EXPENSES
Interest expense	1,228	—	—	23,425	19,870	—	44,523
Depreciation and amortization	21,799	1,893	1,310	—	23	—	25,025
Provision for loan losses	—	—	—	1,957	—	—	1,957
Other expenses, net	70,585	5,545	8,703	7,322	5,738	(5,285)	92,608

Total expenses	93,612	7,438	10,013	32,704	25,631	(5,285)	164,113
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(246)	—	—	118	916	—	788
Other	—	—	—	—	—	—	—

Total other gains (losses)	(246)	—	—	118	916	—	788

Income (loss) before income taxes	$4,840	$2,063	$6,977	$7,867	$(20,972)	$—	$775

	June 30, 2012
Total assets	$1,371,232	$60,421	$152,755	$1,639,803	$846,506	$—	$4,070,717

	For the Six Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$197,395	$17,829	$—	$—	$—	$(10,695)	$204,529
Interest income on loans	—	—	—	79,733	—	—	79,733
Insurance revenue	—	—	36,765	—	—	—	36,765
Other revenues	1,819	—	489	—	6,521	—	8,829

Total revenues	199,214	17,829	37,254	79,733	6,521	(10,695)	329,856
EXPENSES
Interest expense	2,723	—	—	47,403	40,235	—	90,361
Depreciation and amortization	43,365	3,897	2,657	—	40	—	49,959
Provision for loan losses	—	—	—	3,526	—	—	3,526
Other expenses, net	137,246	10,708	18,123	14,788	12,356	(10,695)	182,526

Total expenses	183,334	14,605	20,780	65,717	52,631	(10,695)	326,372
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(532)	—	—	(177)	6,260	—	5,551
Other	—	—	—	—	—	—	—

Total other gains (losses)	(532)	—	—	(177)	6,260	—	5,551

Income (loss) before income taxes	$15,348	$3,224	$16,474	$13,839	$(39,850)	$—	$9,035

	For the Three Months Ended June 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$8,335	$—	$—	$—	$—	$(5,025)	$3,310
Interest income on loans	—	—	—	42,029	—	—	42,029
Insurance revenue	—	—	2,539	—	—	(402)	2,137
Other revenues	158	—	2	—	424	—	584

Total revenues	8,493	—	2,541	42,029	424	(5,427)	48,060
EXPENSES
Interest expense	—	—	—	21,661	—	—	21,661
Depreciation and amortization	165	—	15	—	—	—	180
Provision for loan losses	—	—	—	875	—	—	875
Other expenses, net	10,752	—	4,828	9,185	9,476	(5,427)	28,814

Total expenses	10,917	—	4,843	31,721	9,476	(5,427)	51,530
OTHER GAINS (LOSSES)
Other	—	—	—	—	—	—	—

Total other gains (losses)	—	—	—	—	—	—	—

Income (loss) before income taxes	$(2,424)	$—	$(2,302)	$10,308	$(9,052)	$—	$(3,470)

	June 30, 2011
Total assets	$35,907	$—	$9,755	$1,737,461	$290,317	$(339)	$2,073,101

	For the Six Months Ended June 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$16,327	$—	$—	$—	$—	$(10,080)	$6,247
Interest income on loans	—	—	—	83,384	—	—	83,384
Insurance revenue	—	—	5,116	—	—	(947)	4,169
Other revenues	361	—	4	—	485	—	850

Total revenues	16,688	—	5,120	83,384	485	(11,027)	94,650
EXPENSES
Interest expense	—	—	—	42,053	—	—	42,053
Depreciation and amortization	329	—	31	—	—	—	360
Provision for loan losses	—	—	—	1,500	—	—	1,500
Other expenses, net	22,085	—	8,569	18,578	12,802	(11,027)	51,007

Total expenses	22,414	—	8,600	62,131	12,802	(11,027)	94,920
OTHER GAINS (LOSSES)
Other	—	—	—	95	338	—	433

Total other gains (losses)	—	—	—	95	338	—	433

Income (loss) before income taxes	$(5,726)	$—	$(3,480)	$21,348	$(11,979)	$—	$163

17. Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding were $90.2 million at June 30, 2012. The Company has estimated the fair value of this contingent liability at June 30, 2012 as $10.9 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $15.4 million at June 30, 2012.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations, which are based in part on the outstanding principal balance of the debt issued by these trusts. At June 30, 2012, the Company has estimated the fair value of this contingent liability at $8.9 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $12.4 million at June 30, 2012.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company's consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $291.1 million at June 30, 2012. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations Green Tree assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.2 million.

Securities Sold with Recourse

The Company assumed, through a prior acquisition, the credit risk with respect to the principal amount of certain mortgage securities sold with recourse. At June 30, 2012, the unpaid principal balance of the mortgage securities was $1.0 million.

Employment Agreements

At June 30, 2012, the Company had employment agreements with its senior officers, with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.

Transactions with Walter Energy

Following the spin-off in 2009 from Walter Energy, Inc. or Walter Energy, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities relating to certain tax and litigation exposure.

Litigation

As discussed in Note 13, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement, as discussed in Note 13, between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

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

18. Subsequent Events

In July 2012, the Company completed an amendment to its $45.0 million senior secured revolving credit facility which increased availability under the line to $90.0 million. The agreement allows for the ability to increase the commitment by an additional $10.0 million to a total of $100.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2011, filed in our annual Report on Form 10-K on March 9, 2012. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our acquisition of GTCS Holdings LLC, or Green Tree, discussed below. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Our website can be found at www.walterinvestment.com. We make available, free of charge through the investor relations section of our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct and Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the NYSE Amex, we will post on our website any amendment to the Code of Conduct and Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct and Ethics). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that may affect our future performance. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in our Annual Report on Form 10-K filed on March 9, 2012 under the caption "Risk Factors" and in our other securities filings with the Securities and Exchange Commission.

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

•

our ability to implement strategic initiatives, particularly as they relate to our ability to develop new business, including the implementation of delinquency flow programs and the receipt of new business, which are both subject to customer demand and approval;

•	our ability to earn anticipated levels of performance and incentive fees on serviced business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage financing or servicing, and changes to our licensing requirements;

•	changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), including regulations required by Dodd-Frank that have yet to be finalized;

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

•	changes in accounting standards;

•	our continued listing on the NYSE Amex or other public exchange;

•	the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

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

Acquisitions and Other Business Combinations

Acquisition of Green Tree

On July 1, 2011, we acquired 100% of the outstanding membership interests of Green Tree, or the Acquisition. Green Tree, based in St. Paul, Minnesota, is a fee-based, business services company providing high-touch, third-party servicing of credit-sensitive loans. The purchase price of the Acquisition consisted of cash of approximately $1.0 billion and the issuance of common stock with a fair value of $40.2 million. The cash portion of the purchase price was funded by monetizing certain existing assets and by the issuance of corporate debt totaling $765 million. The Acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. Net assets with an estimated fair value of $1.1 billion were acquired by us, which included the recognition of estimates of goodwill of $471.3 million and identifiable intangible assets of $150.1 million.

Pursuant to the accounting guidance for Variable Interest Entities, or VIEs, we consolidated ten securitization trusts for which Green Tree performs the servicing. We do not currently own any residual interests in these trusts, and thus, we refer to these trusts as the Non-Residual Trusts. We have elected to account for certain of the assets acquired and liabilities assumed of the Non-Residual Trusts, which consist of residential loans, certain receivables and the mortgage-backed debt, at fair value. We own the residual interests in all of our other consolidated VIEs, which we refer to as the Residual Trusts.

Executive Summary

For the three and six months ended June 30, 2012, we reported net income of $0.4 million and $5.6 million, or $0.01 and $0.19 per diluted share, respectively, which compared to a net loss of $3.4 million and net income of $0.1 million, or $(0.13) and $0.00 per diluted share for the three and six months ended June 30, 2011, respectively.

We recognized before tax core earnings of $29.1 million and $62.2 million for the three and six months ended June 30, 2012, respectively. Core earnings when compared to our net income reflect the following key adjustments: (1) depreciation and amortization expense related to the increase in basis recognized on assets acquired with Green Tree, (2) share-based compensation, (3) transaction and integration-related costs and (4) the net impact of the Non-Residual Trusts, which are accounted for at fair value. For a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings, refer to the Business Segment Results section.

Pro Forma Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Pro Forma Adjusted EBITDA, was $58.2 million and $117.3 million for the three months and six months ended June 30, 2012, respectively, which when compared to our consolidated income before income taxes reflects the adjustments noted above for core earnings as well as the following key adjustments: (1) total depreciation and amortization expense, which includes amortization noted as a core earnings adjustment, (2) interest expense on our corporate debt, and (3) pro forma synergies. For a reconciliation of our consolidated income before income taxes under GAAP to our Pro Forma Adjusted EBIDTA, refer to the Business Segment Results section.

We generated $53.6 million in cash flow from operating activities during the six months ended June 30, 2012 and finished the quarter with $38.3 million in cash and cash equivalents. We also had $44.7 million in funds available under our senior secured revolving credit facility at June 30, 2012.

We manage our Company in four primary business segments: Servicing; Asset Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported in the Other segment. For the three and six months ended June 30, 2012, our Servicing segment recognized $74.2 million and $150.0 million, respectively, in contractual servicing fees reflecting two full quarters of contractual fees on our November and December 2011 boards of 159,000 loans. In addition, our servicing segment recognized $14.4 million and $29.2 million in incentive and performance fees during the three and six months ended June 30, 2012, respectively, which includes amounts already earned from the 2011 boards, as well as ancillary and other fees of $9.1 million and $18.2 million, respectively.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $9.5 million and $17.8 million for the three and six months ended June 30, 2012, respectively.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agencies for a commission. Net written premiums were $39.0 million and $88.6 million for the three and six months ended June 30, 2012, respectively. Net written premiums included lender-placed activity of $15.3 million and $44.1 million for the three and six months ended June 30, 2012, respectively, and voluntary activity of $23.7 million and $44.5 million for the same periods, respectively. Total insurance revenue was $16.8 million and $36.8 million for the three and six months ended June 30, 2012, respectively.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned. Our net interest margin was 4.08% for the six months ended June 30, 2012, down 95 basis points from the same period in 2011 due primarily to the monetization of assets completed during the second quarter in 2011 in order to fund the acquisition of Green Tree. Total delinquent loans have increased to 5.92% at June 30, 2012 from 5.73% at December 31, 2011. The number of real estate owned properties has declined to 782 units at June 30, 2012, down 85 units from December 31, 2011.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

The acquisition of Green Tree had a significant impact on our consolidated results of operations. Unless otherwise stated, significant variances are the result of the acquisition of Green Tree.

We recognized net income of $0.4 million and $5.6 million for the three and six months ended June 30, 2012, respectively, as compared to a net loss of $3.4 million and net income of $0.1 million for the same periods in the prior year, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Revenues
Servicing revenue and fees	$101,881	$3,310	$98,571	$204,529	$6,247	$198,282
Interest income on loans	40,453	42,029	(1,576)	79,733	83,384	(3,651)
Insurance revenue	16,803	2,137	14,666	36,765	4,169	32,596
Other revenues	4,963	584	4,379	8,829	850	7,979

Total revenues	164,100	48,060	116,040	329,856	94,650	235,206

Expenses
Salaries and benefits	55,541	8,585	46,956	112,944	17,724	95,220
Interest expense	44,523	21,661	22,862	90,361	42,053	48,308
General and administrative	33,887	15,236	18,651	62,916	24,334	38,582
Depreciation and amortization	25,025	180	24,845	49,959	360	49,599
Provision for loan losses	1,957	875	1,082	3,526	1,500	2,026
Other expenses, net	3,180	4,993	(1,813)	6,666	8,949	(2,283)

Total expenses	164,113	51,530	112,583	326,372	94,920	231,452

Other gains
Net fair value gains	788	—	788	5,551	—	5,551
Other	—	—	—	—	433	(433)

Total other gains	788	—	788	5,551	433	5,118

Income (loss) before income taxes	775	(3,470)	4,245	9,035	163	8,872
Income tax expense (benefit)	347	(75)	422	3,472	68	3,404

Net income (loss)	$428	$(3,395)	$3,823	$5,563	$95	$5,468

Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans in the consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees increased $98.6 million and $198.3 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year due to the acquisition of Green Tree.

A summary of servicing revenue and fees is provided below (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Servicing fees	$69,068	$927	$68,141	$139,603	$1,953	$137,650
Incentive and performance fees	23,705	1,984	21,721	46,721	3,462	43,259
Ancillary and other fees	9,108	399	8,709	18,205	832	17,373

Servicing revenue and fees	$101,881	$3,310	$98,571	$204,529	$6,247	$198,282

Included in incentive and performance fees for the three and six months ended June 30, 2012 are incentive fees of $7.0 million and $16.6 million, respectively, Green Tree received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Provided below is a summary of the activity in our third-party servicing portfolio, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Six Months Ended June 30, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Contracts Capitalized	Sub-Servicing Contracts Not Capitalized	Total
Unpaid principal balance of accounts serviced for third parties
Balance at January 1, 2012	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	25,634	615,904	—	1,570,883	2,186,787
Payoffs, sales and curtailments	(30,334)	(675,608)	(805,910)	(1,004,609)	(2,486,127)

Balance at March 31, 2012	974,830	18,657,855	15,496,396	48,830,569	82,984,820
New business added	3,300	—	—	656,978	656,978
Payoffs, sales and curtailments	(37,483)	(757,107)	(730,034)	(2,995,090)	(4,482,231)

Balance at June 30, 2012	940,647	$17,900,748	$14,766,362	$46,492,457	$79,159,567

	June 30, 2012
Ending number of accounts serviced for third parties		387,862	292,733	260,052	940,647

	For the Six Months Ended June 30, 2011
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Contracts Capitalized	Sub-Servicing Contracts Not Capitalized (1)	Total
Unpaid principal balance of accounts serviced for third parties
Balance at January 1, 2011	5,539	$—	$—	$1,348,329	$1,348,329
New business added	1,637	—	—	382,771	382,771
Payoffs, sales and curtailments	(1,086)	—	—	(225,370)	(225,370)

Balance at March 31, 2011	6,090	—	—	1,505,730	1,505,730
New business added	737	—	—	105,849	105,849
Payoffs, sales and curtailments	(1,315)	—	—	(263,886)	(263,886)

Balance at June 30, 2011	5,512	$—	$—	$1,347,693	$1,347,693

	June 30, 2011
Ending number of accounts serviced for third parties		—	—	5,512	5,512

(1)	The beginning balance of sub-servicing rights not capitalized of $1.3 billion consists of accounts acquired through the acquisition of Marix Servicing, LLC, or Marix, in November 2010.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered residential loans, both of which are accounted for at amortized cost. For the three and six months ended June 30, 2012, interest income decreased $1.6 million and $3.7 million, respectively, as compared to the same periods in 2011 primarily due to a decline in the residential loan balance. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 6.67% for the six months ended June 30, 2012. Provided below is a summary of the average balances of residential loans at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Residential loans at amortized cost
Interest income	$40,453	$42,029	$(1,576)	$79,733	$83,384	$(3,651)
Average balance	1,573,177	1,656,701	(83,524)	1,584,014	1,641,757	(57,743)
Average yield	10.29%	10.15%	0.14%	10.07%	10.16%	-0.09%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $14.7 million and $32.6 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year due to the acquisition of Green Tree.

Other Revenues

Other revenues increased $4.4 million and $8.0 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year due to management fee income, origination fee income and accretion of certain acquisition-related fair value adjustments recognized by the Company.

Salaries and Benefits

The number of full-time-equivalent employees increased by approximately 2,200 employees as a result of the acquisition of Green Tree, causing the increase in salaries and benefits expense of $47.0 million and $95.2 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year.

Interest Expense

We incur interest expense on our corporate debt, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. For the three and six months ended June 30, 2012, interest expense increased $22.9 million and $48.3 million, respectively, as compared to the same periods in the prior year due largely to the issuance in 2011 of $765.0 million in corporate debt and $223.1 million in mortgage-backed debt used to fund the acquisition of Green Tree. Provided below is a summary of the average balances of our corporate debt, the mortgage-backed debt of the Residual Trusts, and the servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Debt
Interest expense	$19,915	$—	$19,915	$40,343	$—	$40,343
Average balance	720,397	—	720,397	730,664	—	730,664
Average rate	11.06%	—	11.06%	11.04%	—	11.04%

Mortgage-backed debt at amortized cost
Interest expense	$23,425	$21,661	$1,764	$47,403	$42,053	$5,350
Average balance	1,376,229	1,361,929	14,300	1,388,656	1,372,456	16,200
Average rate	6.81%	6.36%	0.45%	6.83%	6.13%	0.70%

Servicing advance liabilities
Interest expense	$1,183	$—	$1,183	$2,615	$—	$2,615
Average balance	105,341	—	105,341	106,434	—	106,434
Average rate	4.49%	—	4.49%	4.91%	—	4.91%

General and Administrative

General and administrative expenses increased $18.7 million and $38.6 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. The increase was primarily due to $29.9 million and $54.1 million in general and administrative expenses incurred by Green Tree in the three and six months ended June 30, 2012, respectively, partially offset by transaction costs of $9.2 million and $12.3 million incurred in the same periods of the prior year, respectively, relating to the acquisition of Green Tree.

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

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Depreciation and amortization of:
Servicing rights	$13,211	$—	$13,211	$26,126	$—	$26,126
Intangible assets	5,921	—	5,921	12,073	—	12,073
Premises and equipment	5,893	180	5,713	11,760	360	11,400

Total depreciation and amortization	$25,025	$180	$24,845	$49,959	$360	$49,599

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses increased $1.1 million and $2.0 million for the three and six months ended June 30, 2012, respectively, due to favorable trends experienced early in 2011 that did not continue in 2012.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net and claims expenses. Other expenses, net decreased $1.8 million and $2.3 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year due primarily to lower claims expense of $1.5 million and $1.9 million. The decline in claims expense is due primarily to severe wind storm damage claims during the three and six months ended June 30, 2011. In conjunction with the acquisition of Green Tree, we decided to wind down our property reinsurance business. Existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into beginning January 1, 2012 thereby eliminating claims costs and exposure subsequent to this date.

Other Gains

We recognized net fair value gains on assets and liabilities accounted for at fair value of $0.8 million and $5.6 million during the three and six months ended June 30, 2012, respectively, which included a net gain of $1.4 million and $7.2 million, respectively, on the assets and liabilities of the Non-Residual Trusts as well as a loss of $0.5 million and $0.9 million, respectively, on derivatives associated with the 2011 Term Loans. Lower discount rates resulting from changes in market rates impacted the net fair values of the assets and liabilities of the Non-Residual Trusts during the six months ended June 30, 2012. We recognized other gains of $0.4 million for the six months ended June 30, 2011, which consisted of a $0.3 million gain from the reversal of the estimated contingent earn-out liability for Marix and a $0.1 million gain on the extinguishment of mortgage-backed debt.

Income Tax Expense

Income tax expense increased $0.4 million and $3.4 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. As a result of the acquisition of Green Tree, we no longer qualify as a REIT and are now a full tax-paying entity.

Business Segment Results

We manage our Company in four primary business segments: Servicing, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income before income taxes, core earnings before income taxes and Pro Forma Adjusted EBITDA. Management considers core earnings before income taxes and Pro Forma Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of the Company as a whole and of our business segments and for allocating capital resources to our segments. Core earnings before income taxes and Pro Forma Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance.

In calculating income before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. During the first quarter of 2012, the Company revised its method of allocating costs to business segments and has recast the segment measures of the prior periods to reflect the new cost allocation method on a consistent basis for all periods presented. In segment reporting prior to the first quarter of 2012, the allocation of indirect expenses was based on segment profit or loss. The new method allocates indirect expenses to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our ARM and other non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment.

We reconcile our income before income taxes for our business segments to our GAAP consolidated income before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income before income taxes for our business segments to our GAAP consolidated income before income taxes, refer to Note 16 in the Notes to Consolidated Financial Statements.

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with Green Tree, non-cash expenses including share-based compensation, certain transaction charges and/or integration expenses to acquire Green Tree and combine our businesses and overhead functions, and the net impact of the consolidated Non-Residual Trusts. For a description of Pro Forma Adjusted EBITDA, refer to the Liquidity and Capital Resources section. For a reconciliation of core earnings before income taxes and Pro Forma Adjusted EBITDA to our GAAP consolidated income before taxes, refer to the Reconciliation of GAAP Consolidated Income Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA in this section.

Provided below is a discussion of our financial results for our four primary business segments.

Servicing

As the size of our servicing portfolio has grown significantly during the past year, the financial results may not be comparable across periods. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings (loss) before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Servicing revenue and fees
Third parties	$92,654	$3,310	$89,344	$186,974	$6,247	$180,727
Intercompany	5,011	5,025	(14)	10,421	10,080	341

Total servicing revenue and fees	97,665	8,335	89,330	197,395	16,327	181,068
Other income	1,033	158	875	1,819	361	1,458

Total revenues	98,698	8,493	90,205	199,214	16,688	182,526
Interest expense	1,228	—	1,228	2,723	—	2,723
Depreciation and amortization	21,799	165	21,634	43,365	329	43,036
Other expenses, net	70,585	10,752	59,833	137,246	22,085	115,161

Total expenses	93,612	10,917	82,695	183,334	22,414	160,920
Net fair value losses	(246)	—	(246)	(532)	—	(532)

Income (loss) before income taxes	4,840	(2,424)	7,264	15,348	(5,726)	21,074

Core Earnings
Step-up depreciation and amortization	17,192	—	17,192	34,032	—	34,032
Share-based compensation expense	2,600	555	2,045	6,067	904	5,163
Transaction and integration costs	1,464	—	1,464	1,464	—	1,464
Non-cash interest expense	151	—	151	437	—	437

Total adjustments	21,407	555	20,852	42,000	904	41,096

Core earnings (loss) before income taxes	26,247	(1,869)	28,116	57,348	(4,822)	62,170

Pro Forma Adjusted EBITDA
Depreciation and amortization	4,607	165	4,442	9,333	329	9,004
Pro forma synergies	1,225	2,246	(1,021)	2,651	4,492	(1,841)
Interest expense on debt	44	—	44	107	—	107
Non-cash interest income	(1,030)	—	(1,030)	(1,776)	—	(1,776)
Other	316	(3)	319	577	(7)	584

Total adjustments	5,162	2,408	2,754	10,892	4,814	6,078

Pro Forma Adjusted EBITDA	$31,409	$539	$30,870	$68,240	$(8)	$68,248

Provided below is a summary of the unpaid principal balance of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	June 30,
	2012	2011	Variance
Servicing portfolio composition
Third parties
First lien mortgages	$57,600,104	$1,342,948	$56,257,156
Second lien mortgages	11,082,469	4,745	11,077,724
Manufactured housing	10,454,600	—	10,454,600
Other	22,394	—	22,394

Total third parties	79,159,567	1,347,693	77,811,874
On-balance sheet residential loans and real estate owned	2,646,390	1,883,053	763,337

Total servicing portfolio	$81,805,957	$3,230,746	$78,575,211

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	June 30, 2012
	Number	Unpaid Principal	Contractual	30 Days or
	of Accounts	Balance	Servicing Fee	More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	337,505	$57,600,104	0.20%	11.70%
Second lien mortgages	259,825	11,082,469	0.44%	3.87%
Manufactured housing	341,391	10,454,600	1.08%	3.71%
Other	1,926	22,394	0.94%	2.56%

Total accounts serviced for third parties	940,647	79,159,567	0.35%	9.55%
On-balance sheet residential loans and real estate owned	60,373	2,646,390		7.21%

Total servicing portfolio	1,001,020	$81,805,957		9.47%

	December 31, 2011
	Number	Unpaid Principal	Contractual	30 Days or
	of Accounts	Balance	Servicing Fee	More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	341,514	$60,267,669	0.21%	11.63%
Second lien mortgages	274,912	11,857,226	0.44%	4.63%
Manufactured housing	360,528	11,130,515	1.08%	4.36%
Other	2,576	28,750	1.00%	2.89%

Total accounts serviced for third parties	979,530	83,284,160	0.36%	9.66%
On-balance sheet residential loans and real estate owned	62,027	2,749,894		7.36%

Total servicing portfolio	1,041,557	$86,034,054		9.40%

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

For the three and six months ended June 30, 2012, our Servicing segment recognized core earnings of $26.2 million and $57.3 million, respectively. The primary components of these earnings are described below:

•

Servicing revenue and fees includes $74.2 million and $150.0 million of contractual servicing fees, $14.4 million and $29.2 million of incentive and performance fees and $9.1 million and $18.2 million of ancillary and other fees, during the three and six months ended June 30, 2012, respectively. Included in incentive and performance fees are fees that we received during the three and six months ended June 30, 2012 for exceeding pre-defined performance hurdles of $7.0 million and $16.6 million, respectively. These fees may not recur on a regular basis, as they are earned based on the performance of the underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

•

For the three and six months ended June 30, 2012, depreciation and amortization expense includes (1) $13.2 million and $26.1 million, respectively, of amortization of servicing rights capitalized for Green Tree’s servicing and sub-servicing agreements that existed at the date of acquisition, (2) $3.4 million and $6.9 million, respectively, of amortization for the intangible assets recognized at the acquisition of Green Tree for customer and institutional relationship intangibles of the Servicing business, which are being amortized over a weighted-average life of 7.0 years and 1.3 years, respectively, and (3) $4.2 million and $8.5 million, respectively, of depreciation of internally-developed software capitalized with the acquisition of Green Tree, which is being depreciated over an estimated useful life of 7.0 years.

•

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expenses, net increased $59.8 million and $115.2 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year due primarily to direct costs of Green Tree, which includes expenses for additional staffing and technology to support the new business added during the second half of 2011.

Assets Receivables Management

Our ARM business, which was acquired as part of the Green Tree acquisition, performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. For the three and six months ended June 30, 2012, the ARM business recognized revenue of $9.5 million and $17.8 million, operating expenses of $7.4 million and $14.6 million, income before taxes of $2.1 million and $3.2 million, and core earnings of $4.2 million and $7.6 million, respectively. During the three and six months ended June 30, 2012, adjustments to core earnings included an adjustment for step-up depreciation and amortization of $1.9 million and $3.9 million, respectively, related to the amortization of the customer-relationship intangible asset recognized at the acquisition of Green Tree for the ARM business.

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

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings (loss) before income taxes and Pro Forma Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Insurance revenue
Third parties	$16,803	$2,137	$14,666	$36,765	$4,169	$32,596
Intercompany	—	402	(402)	—	947	(947)

Total insurance revenue	16,803	2,539	14,264	36,765	5,116	31,649
Other income	187	2	185	489	4	485

Total revenues	16,990	2,541	14,449	37,254	5,120	32,134
Depreciation and amortization	1,310	15	1,295	2,657	31	2,626
Other expenses, net	8,703	4,828	3,875	18,123	8,569	9,554

Total expenses	10,013	4,843	5,170	20,780	8,600	12,180

Income (loss) before income taxes	6,977	(2,302)	9,279	16,474	(3,480)	19,954

Core Earnings
Step-up depreciation and amortization	1,310	—	1,310	2,657	—	2,657
Share-based compensation expense	507	300	207	1,300	494	806
Non-cash interest expense	55	—	55	148	—	148

Total adjustments	1,872	300	1,572	4,105	494	3,611

Core earnings (loss) before income taxes	8,849	(2,002)	10,851	20,579	(2,986)	23,565

Pro Forma Adjusted EBITDA
Depreciation and amortization	—	15	(15)	—	31	(31)
Pro forma synergies	—	149	(149)	—	298	(298)
Non-cash interest income	(187)	—	(187)	(486)	—	(486)
Other	14	51	(37)	14	102	(88)

Total adjustments	(173)	215	(388)	(472)	431	(903)

Pro Forma Adjusted EBITDA	$8,676	$(1,787)	$10,463	$20,107	$(2,555)	$22,662

Net written premiums
Lender placed	$15,272	$1,154	$14,118	$44,132	$2,779	$41,353
Voluntary	23,768	1,156	22,612	44,429	2,703	41,726

Total net written premiums	$39,040	$2,310	$36,730	$88,561	$5,482	$83,079

Provided below is a summary of outstanding insurance policies written:

	June 30,
	2012	2011	Variance
Number of outstanding policies written
Lender placed	110,221	6,150	104,071
Voluntary	91,172	7,542	83,630

Total outstanding policies written	201,393	13,692	187,701

For the three and six months ended June 30, 2012, total insurance revenue increased $14.3 million and $31.6 million, respectively, due to the recognition of commission revenue by Green Tree, reflecting an increase in the amount of net written premiums of $36.7 million and $83.1 million, respectively, or over 15 times the amount written in the three and six months ended June 30, 2011, as a result of the acquisition of Green Tree. The increase in revenue was offset by a higher level of other expenses, net attributed to Green Tree.

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

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Interest income	$40,453	$42,029	$(1,576)	$79,733	$83,384	$(3,651)
Interest expense	(23,425)	(21,661)	(1,764)	(47,403)	(42,053)	(5,350)

Net interest income	17,028	20,368	(3,340)	32,330	41,331	(9,001)
Provision for loan losses	(1,957)	(875)	(1,082)	(3,526)	(1,500)	(2,026)

Net interest income after provision for loan losses	15,071	19,493	(4,422)	28,804	39,831	(11,027)
Other gains (losses)	118	—	118	(177)	95	(272)
Intercompany expense	(2,946)	(5,427)	2,481	(5,970)	(11,027)	5,057
Other expenses, net	(4,376)	(3,758)	(618)	(8,818)	(7,551)	(1,267)

Total other expenses, net	(7,204)	(9,185)	1,981	(14,965)	(18,483)	3,518

Income before income taxes	7,867	10,308	(2,441)	13,839	21,348	(7,509)

Core Earnings
Non-cash interest expense	345	282	63	1,052	593	459

Total adjustments	345	282	63	1,052	593	459

Core earnings before income taxes	8,212	10,590	(2,378)	14,891	21,941	(7,050)

Pro Forma Adjusted EBITDA
Non-cash interest income	(4,637)	(3,599)	(1,038)	(8,122)	(6,961)	(1,161)
Residual Trusts cash flows	5,363	5,662	(299)	5,625	10,178	(4,553)
Provision for loan losses	1,957	875	1,082	3,526	1,500	2,026
Pro forma monetized assets	—	(4,206)	4,206	—	(13,305)	13,305
Other	1,405	(90)	1,495	2,202	539	1,663

Total adjustments	4,088	(1,358)	5,446	3,231	(8,049)	11,280

Pro Forma Adjusted EBITDA	$12,300	$9,232	$3,068	$18,122	$13,892	$4,230

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	June 30, 2012	December 31, 2011	Variance
Residential loans, net of cost basis adjustments	$1,563,476	$1,605,688	$(42,212)
Allowance for loan losses	(14,330)	(13,824)	(506)

Residential loans, net	1,549,146	1,591,864	(42,718)

Mortgage-backed debt, net of discounts	1,364,470	1,413,509	(49,039)

Real estate owned
Carrying value	$45,123	$53,651	$(8,528)
Number of units	782	867	(85)

Delinquencies
30 days or more past due	5.92%	5.73%	0.19%
90 days or more past due	4.11%	3.99%	0.12%

Allowance as % of residential loans	0.92%	0.86%	0.06%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Net charge-offs(1)	$5,644	$10,244	$(4,600)	$6,040	$8,346	$(2,306)
Charge-off ratio(1)(2)	0.36%	0.62%	-0.26%	0.38%	0.51%	-0.13%
Coverage ratio(1)(3)	254%	129%	125%	237%	159%	78%

(1)	Annualized.
(2)

The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(3)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

We recognized core earnings before income taxes of $8.2 million and $10.6 million for the three months ended June 30, 2012 and 2011, respectively, and $14.9 million and $21.9 million for the six months ended June 30, 2012 and 2011, respectively, in our Loans and Residuals segment. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment for the three and six months ended June 30, 2012 and 2011.

Net Interest Income

Net interest income was $17.0 million and $32.3 million for the three and six months ended June 30, 2012, respectively, a decrease of $3.3 million and $9.0 million as compared to the same periods in the prior year, respectively. Our net interest margin decreased 59 and 95 basis points for the three and six months ended June 30, 2012 as compared to the same periods in the prior year, respectively. This decrease was due primarily to our issuance of mortgage-backed debt in order to partly fund the acquisition of Green Tree. In June 2011, we securitized unencumbered residential loans which resulted in the issuance of $102.0 million in mortgage-backed debt by a consolidated securitization trust. In addition, in May and June of 2011, we also issued $85.1 million in mortgage-backed debt that had been held by us and reissued $36.0 million in mortgage-backed debt that had previously been extinguished. During the three and six months ended June 30, 2012, our net interest spread declined 31 and 79 basis points as compared to the same periods in the prior year, respectively, due primarily to the higher average rate on our mortgage-backed debt of 45 and 70 basis points, respectively.

Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Residential loans at amortized cost
Interest income	$40,453	$42,029	$(1,576)	$79,733	$83,384	$(3,651)
Average balance	1,573,177	1,656,701	(83,524)	1,584,014	1,641,757	(57,743)
Average yield (1)	10.29%	10.15%	0.14%	10.07%	10.16%	-0.09%

Mortgage-backed debt at amortized cost
Interest expense	$23,425	$21,661	$1,764	$47,403	$42,053	$5,350
Average balance	1,376,229	1,361,929	14,300	1,388,656	1,372,456	16,200
Average rate (1)	6.81%	6.36%	0.45%	6.83%	6.13%	0.70%
Net interest income	$17,028	$20,368	$(3,340)	$32,330	$41,331	$(9,001)
Net interest spread (2)	3.48%	3.79%	-0.31%	3.24%	4.03%	-0.79%
Net interest margin (3)	4.33%	4.92%	-0.59%	4.08%	5.03%	-0.95%

(1)	Annualized
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

Our provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered residential loan portfolio. Our provision for loan losses increased by $1.1 million and $2.0 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. The increase in our provision for loan losses reflects favorable trends experienced in early 2011 that did not continue on in 2012 thus resulting in a lower allowance for loan loss requirement at June 30, 2011. For further information regarding the credit quality of our residential loan portfolio and related trends, refer to the Credit Risk Management section.

Other Gains

During the six months ended June 30, 2011, we extinguished $1.4 million in mortgage-backed debt and recognized a gain of $0.1 million.

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

Other Expenses, Net

Other expenses, net consists primarily of real estate owned expenses, net and expenses incurred to protect the collateral underlying the residential loans held by the Loans and Residuals segment.

Reconciliation of GAAP Consolidated Income (Loss) Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA

Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our core earnings and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$4,840	$2,063	$6,977	$7,867	$(20,972)	$775

Core Earnings
Step-up depreciation and amortization	17,192	1,894	1,310	—	22	20,418
Share-based compensation expense	2,600	219	507	—	288	3,614
Transaction and integration costs	1,464	—	—	—	691	2,155
Non-cash interest expense	151	—	55	345	—	551
Net impact of Non-Residual Trusts	—	—	—	—	1,068	1,068
Other	—	—	—	—	480	480

Total adjustments	21,407	2,113	1,872	345	2,549	28,286

Core earnings (loss) before income taxes	26,247	4,176	8,849	8,212	(18,423)	29,061

Pro Forma Adjusted EBITDA
Interest expense on debt	44	—	—	—	19,871	19,915
Non-cash interest income	(1,030)	—	(187)	(4,637)	—	(5,854)
Depreciation and amortization	4,607	—	—	—	—	4,607
Pro forma synergies	1,225	—	—	—	216	1,441
Provision for loan losses	—	—	—	1,957	—	1,957
Residual Trusts cash flows	—	—	—	5,363	—	5,363
Other	316	8	14	1,405	7	1,750

Total adjustments	5,162	8	(173)	4,088	20,094	29,179

Pro Forma Adjusted EBITDA	$31,409	$4,184	$8,676	$12,300	$1,671	$58,240

	For the Six Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$15,348	$3,224	$16,474	$13,839	$(39,850)	$9,035

Core Earnings
Step-up depreciation and amortization	34,032	3,898	2,657	—	39	40,626
Share-based compensation expense	6,067	475	1,300	—	521	8,363
Transaction and integration costs	1,464	—	—	—	2,108	3,572
Non-cash interest expense	437	—	148	1,052	—	1,637
Net impact of Non-Residual Trusts	—	—	—	—	(1,934)	(1,934)
Other	—	—	—	—	929	929

Total adjustments	42,000	4,373	4,105	1,052	1,663	53,193

Core earnings (loss) before income taxes	57,348	7,597	20,579	14,891	(38,187)	62,228

Pro Forma Adjusted EBITDA
Interest expense on debt	107	—	—	—	40,236	40,343
Non-cash interest income	(1,776)	—	(486)	(8,122)	—	(10,384)
Depreciation and amortization	9,333	—	—	—	—	9,333
Pro forma synergies	2,651	—	—	—	1,118	3,769
Provision for loan losses	—	—	—	3,526	—	3,526
Residual Trusts cash flows	—	—	—	5,625	—	5,625
Other	577	11	14	2,202	86	2,890

Total adjustments	10,892	11	(472)	3,231	41,440	55,102

Pro Forma Adjusted EBITDA	$68,240	$7,608	$20,107	$18,122	$3,253	$117,330

	For the Three Months Ended June 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$(2,424)	$—	$(2,302)	$10,308	$(9,052)	$(3,470)

Core Earnings
Step-up depreciation and amortization	—	—	—	—	—	—
Share-based compensation expense	555	—	300	—	49	904
Transaction and integration costs	—	—	—	—	9,209	9,209
Non-cash interest expense	—	—	—	282	—	282
Net impact of Non-Residual Trusts	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total adjustments	555	—	300	282	9,258	10,395

Core earnings (loss) before income taxes	(1,869)	—	(2,002)	10,590	206	6,925

Pro Forma Adjusted EBITDA
Interest expense on debt	—	—	—	—	—	—
Non-cash interest income	—	—	—	(3,599)	—	(3,599)
Depreciation and amortization	165	—	15	—	—	180
Pro forma synergies	2,246	—	149	—	2,355	4,750
Provision for loan losses	—	—	—	875	—	875
Residual Trusts cash flows	—	—	—	5,662	—	5,662
Pro forma monetized assets	—	—	—	(4,206)	—	(4,206)
Other	(3)	—	51	(90)	—	(42)

Total adjustments	2,408	—	215	(1,358)	2,355	3,620

Pro Forma Adjusted EBITDA	$539	$—	$(1,787)	$9,232	$2,561	$10,545

	For the Six Months Ended June 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$(5,726)	$—	$(3,480)	$21,348	$(11,979)	$163

Core Earnings
Step-up depreciation and amortization	—	—	—	—	—	—
Share-based compensation expense	904	—	494	—	63	1,461
Transaction and integration costs	—	—	—	—	12,256	12,256
Non-cash interest expense	—	—	—	593	—	593
Net impact of Non-Residual Trusts	—	—	—	—	—	—
Other	—	—	—	—	(338)	(338)

Total adjustments	904	—	494	593	11,981	13,972

Core earnings (loss) before income taxes	(4,822)	—	(2,986)	21,941	2	14,135

Pro Forma Adjusted EBITDA
Interest expense on debt	—	—	—	—	—	—
Non-cash interest income	—	—	—	(6,961)	—	(6,961)
Depreciation and amortization	329	—	31	—	—	360
Pro forma synergies	4,492	—	298	—	4,710	9,500
Provision for loan losses	—	—	—	1,500	—	1,500
Residual Trusts cash flows	—	—	—	10,178	—	10,178
Pro forma monetized assets	—	—	—	(13,305)	—	(13,305)
Other	(7)	—	102	539	(927)	(293)

Total adjustments	4,814	—	431	(8,049)	3,783	979

Pro Forma Adjusted EBITDA	$(8)	$—	$(2,555)	$13,892	$3,785	$15,114

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including the acquisition of servicing rights, funding of servicing advances, and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, which is measured as cash and cash equivalents plus borrowing capacity available on our Revolver, was $83.0 million at June 30, 2012.

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

Residual and Non-Residual Trusts

Our securitization trusts are consolidated for financial reporting purposes as required under GAAP. Prior to the acquisition of Green Tree, our consolidated securitization trusts represented those trusts in which we own a residual interest, or the Residual Trusts. Upon the acquisition of Green Tree, we were required under GAAP to consolidate ten additional securitization trusts for which we do not currently own any residual interests, or the Non-Residual Trusts. For further information regarding the basis for consolidating the Residual and Non-Residual Trusts, refer to Note 3 in the Notes to Consolidated Financial Statements. Our results of operations and cash flows include the activity of both the Residual and Non-Residual Trusts.

The cash proceeds from the repayment of the collateral held in the Residual and Non-Residual Trusts are owned by the trusts and serve to only repay the obligations of the trusts unless, for the Residual Trusts, certain overcollateralization or other similar targets are satisfied, in which case, the excess cash is released to us assuming no trigger event has occurred.

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

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency	Delinquency Rate		Cummulative	Cumulative Loss Rate
	Trigger	June 30, 2012	December 31, 2011	Loss Trigger	June 30, 2012	December 31, 2011
Mid-State Trust IV	(1)	—	—	10.00%	4.31%	4.29%
Mid-State Trust VI	8.00%	2.12%	2.36%	8.00%	5.27%	5.14%
Mid-State Trust VII	8.50%	2.27%	1.89%	1.50%	0.36%	0.04%
Mid-State Trust VIII	8.50%	1.99%	2.07%	1.50%	-0.09%	-0.20%
Mid-State Trust X	8.00%	3.43%	3.05%	8.00%	7.05%	7.19%
Mid-State Trust XI	8.75%	3.14%	3.42%	7.75%	5.72%	5.41%
Mid-State Capital Corporation 2004-1 Trust	8.00%	4.87%	5.30%	6.50%	3.08%	2.85%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.26%	7.44%	5.50%	3.50%	3.00%
Mid-State Capital Corporation 2006-1 Trust	8.00%	10.16%	10.58%	5.25%	6.04%	5.31%
Mid-State Capital Corporation 2010-1 Trust	10.50%	8.79%	8.35%	5.50%	0.78%	0.31%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Mortgage-Backed Debt

We have historically funded the residential loan portfolio through the securitization market. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At June 30, 2012 and December 31, 2011, the total unpaid principal balance of mortgage-backed debt was $2.2 billion and $2.3 billion, respectively.

At June 30, 2012, mortgage-backed debt is collateralized by $2.7 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and also from draws on the letters of credit, or LOCs, of certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts are also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions which we are obligated to exercise at the earliest possible call dates. We expect to exercise these mandatory call obligations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.2 million. We would expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed.

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

The terms of the 2011 Term Loans and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/ Expiration
$500 million first lien term loan	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016
$265 million second lien term loan	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016
$45 million revolver (1)	LIBOR plus 6.25%, LIBOR floor of 1.50%	Bullet payment at maturity	June 30, 2016

(1)

In July 2012, we completed an amendment to the $45.0 million Revolver which increased availability under the line to $90.0 million. The agreement allows for the ability to increase the commitment by an additional $10.0 million for a total of $100.0 million.

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

During the six months ended June 30, 2012, we repaid principal of $37.5 million on the 2011 Term Loans. The capacity under the Revolver allows requests for the issuance of LOCs of up to $22.5 million or total cash borrowings of up to $45.0 million less any amounts outstanding in issued LOCs. There were no borrowings under the Revolver during the six months ended June 30, 2012. At June 30, 2012, we had outstanding $0.3 million in an issued LOC with total availability under the Revolver of $44.7 million. The commitment fee on the unused portion of the Revolver is 0.75% per year.

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

Provided below is a reconciliation of our income before income taxes, which is a U.S. GAAP measure of our operating results, to Pro Forma Adjusted EBITDA, which has been calculated in accordance with the definitions in the 2011 Term Loans and Revolver agreements (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Income before income taxes	$775	$9,035
Add:
Deprecation and amortization	25,025	49,959
Interest expense on debt	19,915	40,343

EBITDA	45,715	99,337
Add:
Non-cash share-based compensation expense	3,614	8,363
Pro forma synergies (1)	1,441	3,769
Provision for loan losses	1,957	3,526
Transaction and integration-related costs	2,155	3,572
Non-cash interest expense	551	1,637
Residual Trusts cash flows (2)	5,363	5,625
Net impact of Non-Residual Trusts (3)	1,068	—
Other (4)	2,230	3,819

Sub-total	18,379	30,311
Less:
Non-cash interest income	(5,854)	(10,384)
Net impact of Non-Residual Trusts (3)	—	(1,934)

Sub-total	(5,854)	(12,318)

Pro Forma Adjusted EBITDA	$58,240	$117,330

(1)

Represents the estimated transaction-related synergies that have not yet been realized as if they occurred as of January 1, 2011. This pro forma adjustment has been made in accordance with the definition in our 2011 Term Loans and Revolver agreements.

(2)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(3)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our income before income taxes.
(4)	Represents other cash and non-cash non-recurring adjustments included in our income before income taxes.

Interest Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at June 30, 2012:

	Covenant Requirement
	1st Lien	2nd Lien	Actual
Interest Coverage Ratio — equal to or greater than	2.25:1.00	2.00:1.00	3.07
Total Leverage Ratio — equal to or less than	4.50:1.00	4.75:1.00	3.17

Mortgage Servicing Rights Credit Agreement

In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012. The balance outstanding under this agreement at June 30, 2012 was $4.4 million.

Servicing Advance Facilities

Servicer Advance Reimbursement Agreement

On July 1, 2012, Green Tree renewed its Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The renewed agreement provides for a reimbursement amount of up to $150.0 million. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires in June 2013.

Receivables Loan Agreement

In May 2012, the Company renewed its three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain servicer and protective advances. The interest cost under the renewed agreement is LIBOR plus 3.25%. The renewed facility matures in July 2015.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Six Months
	Ended June 30,
	2012	2011
Cash flows provided by operating activities	$53,560	$8,913
Cash flows provided by investing activities	102,713	4,050
Cash flows provided by (used) in financing activities	(135,949)	162,632

Net increase in cash and cash equivalents	$20,324	$175,595

Operating Activities

Net cash provided by operating activities was $53.6 million for the six months ended June 30, 2012 as compared to $8.9 million during the same period in 2011. For the six months ended June 30, 2012, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our residential loan portfolio. Cash flows from operating activities for the six months ended June 30, 2011 were primarily generated from our residential loan portfolio carried at amortized cost. The significant increase in cash flows from operations quarter over quarter is due to the addition of the Green Tree servicing and insurance businesses.

Investing Activities

The primary sources of cash flows from investing activities include payments received on our residential loans and the receivables related to the Non-Residual Trusts, as well as cash proceeds from the sales of real estate owned offset by changes in the required level of restricted cash. Cash flows related to purchases of premises and equipment fluctuate from period to period. Net cash provided by investing activities was $102.7 million for the six months ended June 30, 2012 as compared to $4.1 million during the same period in 2011. For the six months ended June 30, 2012 and 2011, the primary source of cash was the principal payments received from borrowers on our residential loans of $81.8 million and $49.0 million, respectively, which increased due to the cash flows related to the Non-Residual Trusts acquired in the Green Tree acquisition. During the six months ended June 30, 2012, we also received $8.6 million in cash from the receivables related to the Non-Residual Trusts. Cash proceeds from the sale of real estate owned, net was $8.5 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, cash of $2.1 million and $44.8 million, respectively, was used to purchase residential loans. The decrease in cash outflows to purchase residential loans is due to the discontinuation of our loan acquisition program in conjunction with the Green Tree acquisition. During the six months ended June 30, 2012, cash of $3.8 million was used for purchases of premises and equipment.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our corporate debt which we entered into to acquire Green Tree, as well as mortgage-backed debt and servicing advance liabilities, both of which increased significantly due to the acquisition of Green Tree. Net cash used in financing activities was $135.9 million for the six months ended June 30, 2012 as compared to net cash provided of $162.6 million during the same period in 2011. For the six months ended June 30, 2012, the primary uses of cash were $96.4 million for principal payments on mortgage-backed debt and $43.1 million for principal payments on corporate debt. Net funds of $3.0 million were borrowed on our servicing advance liabilities. During the six months ended June 30, 2011, the primary source of cash was the issuance of mortgage-backed debt of $223.1 million to fund the acquisition of Green Tree through the securitization of certain of our assets. The primary uses of cash were for principal payments on and extinguishment of mortgage-backed debt of $41.3 million and dividends and dividend equivalents paid of $13.4 million.

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

At June 30, 2012, the principal balance of our residential loan portfolio that exposes us to credit risk was $1.7 billion. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts total $1.8 billion and is permanently financed with $1.4 billion of mortgage-backed debt leaving us with a net credit exposure of $419.6 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 90.4% and an average refreshed borrower credit score of 588. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

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

Allowance for Loan Losses

We maintain an allowance for loan losses for the unencumbered residential loans and the residential loans held in the Residual Trusts that are recognized on our consolidated balance sheets and are accounted for at amortized cost. The following table provides information regarding our allowance for loan losses and related ratios for the periods presented (dollars in thousands):

	Allowance for Loan Losses	Allowance as a % of Residential Loans (1)	Net Charge-offs (2)	Charge-off Ratio (2) (3)	Coverage Ratio (2) (4)
June 30, 2012	$14,330	0.92%	$6,040	0.38%	237%
December 31, 2011	13,824	0.86	8,099	0.50	171

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(2)	Annualized.
(3)

The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(4)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

The following table summarizes activity in the allowance for loan losses for our residential loan portfolio (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Balance at beginning of the period	$13,784	$14,920	$13,824	$15,907
Provision for loan losses	1,957	875	3,526	1,500
Charge-offs, net of recoveries (1)	(1,411)	(2,561)	(3,020)	(4,173)

Balance at end of the period	$14,330	$13,234	$14,330	$13,234

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.0 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

	June 30, 2012	December 31, 2011
Total number of residential loans outstanding	32,372	32,921
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	1.16%	0.92%
60-89 days	0.58%	0.50%
90 days or more	2.93%	2.90%

Total	4.67%	4.32%

Principal balance of residential loans outstanding (in thousands)	$1,723,760	$1,776,063
Delinquencies as a percent of amounts outstanding:
30-59 days	1.17%	1.09%
60-89 days	0.64%	0.65%
90 days or more	4.11%	3.99%

Total	5.92%	5.73%

The following table summarizes our unencumbered residential loans and the residential loans in the Residual Trusts that have been placed in non-accrual status due to payments being past due 90 days or more:

	June 30, 2012	December 31, 2011
Residential loans:
Number of loans	950	954
Unpaid principal balance (in millions)	$70.9	$70.8

Portfolio Characteristics

The weighted-average original loan-to-value ratio, or LTV, of our residential loan portfolios is 90.4% and 90.0% at June 30, 2012 and December 31, 2011, respectively. The LTV dispersion of our unencumbered residential loans and the residential loans in the Residual Trusts is provided in the following table:

	June 30, 2012	December 31, 2011
LTV Category:
0.00 - 70.00	1.54%	1.56%
70.01 - 80.00	3.05%	3.09%
80.01 - 90.00 (1)	64.87%	65.62%
90.01 -100.00	30.54%	29.73%

Total	100.00%	100.00%

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

FICO scores are refreshed on at least an annual basis. The refreshed weighted-average FICO score of our unencumbered residential loans and the residential loans in the Residual Trusts was 588 at June 30, 2012 and December 31, 2011. The refreshed weighted-average FICO dispersion of our portfolio is provided in the following table:

	June 30, 2012	December 31, 2011
Refreshed FICO Scores:
<=600	51.45%	52.85%
601 - 640	15.35%	15.14%
641 - 680	9.57%	9.70%
681 - 720	4.88%	4.99%
721 - 760	2.61%	2.67%
761 - 800	2.16%	2.30%
>=801	0.88%	0.91%
Unknown or unavailable	13.10%	11.44%

Total	100.00%	100.00%

Our unencumbered residential loans and residential loans in the Residual Trusts are concentrated in the following states:

	June 30, 2012	December 31, 2011
States:
Texas	34.92%	34.71%
Mississippi	14.48%	14.36%
Alabama	7.93%	7.95%
Florida	6.99%	7.06%
Louisiana	6.07%	6.07%
South Carolina	5.61%	5.56%
Other (1)	24.00%	24.29%

Total	100.00%	100.00%

(1)	Consists of loans in 42 and 43 states at June 30, 2012 and December 31, 2011, respectively, individually representing a concentration of less than 5%.

Our unencumbered residential loans and residential loans in the Residual Trusts were originated in the following periods:

	June 30, 2012	December 31, 2011
Origination Year:
Year 2012 Origination	1.81%	—
Year 2011 Origination	3.99%	4.88%
Year 2010 Origination	3.39%	3.38%
Year 2009 Origination	2.73%	2.99%
Year 2008 Origination	4.05%	8.59%
Year 2007 Origination	13.85%	15.44%
Year 2006 Origination	10.28%	10.15%
Year 2005 Origination and earlier	59.90%	54.57%

Total	100.00%	100.00%

Real Estate Credit Risk

We include on our balance sheet assets secured by real property and property obtained directly as a result of foreclosures. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

The following table presents activity related to foreclosed property (dollars in thousands):

	For the Six Months Ended June 30,
	2012				2011
	Loans and Residuals		Non-Residual Trusts (1)		Loans and Residuals
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of the period	867	$53,651	193	$2,496	1,041	$67,629
Foreclosures and other additions, at fair value	518	28,042	406	4,567	540	32,548
Cost basis of financed sales	(510)	(31,059)	—	—	(662)	(39,791)
Cost basis of cash sales to third parties and other dispositions	(93)	(3,856)	(442)	(4,124)	(48)	(2,177)
Lower of cost or fair value adjustments	—	(1,655)	—	(570)	—	(1,965)

Balance at end of the period	782	$45,123	157	$2,369	871	$56,244

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 16 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are described in the Off-Balance Sheet Arrangements section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2012. There have been no material changes to our involvement in or risks related to our off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our second quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materia1ly affect, our internal control over financial reporting.

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

On March 14, 2012, Fannie Mae, a government sponsored enterprise for which Green Tree services mortgage loans, issued a Servicing Guide Announcement related to lender-placed insurance, that, if not revised before its implementation date, would exclude from reimbursement by Fannie Mae any lender-placed insurance commission earned by an entity related to the servicer, such as Green Tree’s insurance agency. The original June 1, 2012 implementation date has been postponed indefinitely by Fannie Mae.

Federal Government/State Attorneys General foreclosure settlement could have unforeseen effects on our business.

On February, 9, 2012, the U.S. Department of Justice, certain federal regulatory agencies, and forty-nine state attorneys general (Oklahoma is excluded) entered into a $25 billion settlement with the five largest mortgage servicers — JP Morgan Chase, CitiGroup, Ally Financial, Wells Fargo and Bank of America. The settlement, which was approved by the U.S. District Court for the District of Columbia by consent judgments entered on April 5, 2012, provides for, among other things, payments to certain individuals whose homes have been foreclosed upon, the reduction of principal for certain other mortgagors, and the establishment of a broad array of new requirements and restrictions related to the servicing of residential mortgage loans (the "Servicing Standards"). While we are not a party to the settlement, we expect current and future clients may require us to implement some or most of the Servicing Standards when we service loans for them. Should this occur, our cost to service mortgage loans could be increased and our servicing income could be reduced by amounts that we do not believe will be material.

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 9, 2012	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Notes	Description

10.1	(2)	Amended and Restated Receivables Loan Agreement dated as of May 2, 2012 among Green Tree Advance Receivables II, LLC, as Borrower, Green Tree Servicing LLC, as Administrator, The Financial Institutions From Time to Time Party Hereto, as Lenders, Wells Fargo Bank, National Association as Calculation Agent, Verification Agent, Account Bank and Securities Intermediary and Wells Fargo Capital Finance, LLC, as Agent.

10.2	(3)	Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective July 1, 2012

10.3	(4)	Amendment and Joinder Agreement dated July 17, 2012 relating to the First Lien Credit Agreement dated July 1, 2011 between the Registrant, the lenders party thereto, Credit Suisse AG and other parties thereto.

31.1	(5)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(5)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(5)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(5)	The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012

(4)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2012

(5)	Filed herewith.